Form 10-K
PAM TRANSPORTATION SERVICES INC
filed 1995-03-29
CIK 798287

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                      or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                         COMMISSION FILE NO. 0-15057

                     P.A.M. TRANSPORTATION SERVICES, INC.
            (Exact name of registrant as specified in its charter)

                   Delaware                           71-0633135
      (State or other jurisdiction of              (I.R.S. employer
       incorporation or organization)             identification no.)

                               Highway 412 West
                                 P.O. Box 188
                          Tontitown, Arkansas 72770
                                (501) 361-9111
                   (Address of principal executive offices,
                       including zip code, and telephone
                         number, including area code)


Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    Yes   X        No
                                                         ---          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on March 21, 1995 was $11,880,720. Solely for the purposes of this response, executive officers, directors and beneficial owners of more than five percent of the Company's common stock are considered the affiliates of the Company at that date.

The number of shares outstanding of the issuer's common stock, as of March 21, 1995: 4,962,357 shares of $.01 par value common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in 1995 is incorporated by reference in answer to Part III of this report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in
Part I, Item 1.

                                     PART I


ITEM 1.  BUSINESS.

      P.A.M. Transportation Services, Inc. (the "Company"), operating through its wholly-owned subsidiaries, is an irregular route, common and contract motor carrier authorized to transport general commodities throughout the continental United States and the Canadian provinces of Ontario and Quebec, pursuant to operating authorities granted by the Interstate Commerce Commission ("ICC"), various state regulatory agencies and Canadian regulatory agencies. Under its operating authorities, the Company may transport all types of freight (except household goods, commodities in bulk and certain explosives) from any point in the continental United States, Ontario or Quebec to any other point in another state or in Ontario or Quebec over any route selected by the Company. The Company transports dry freight commodities ("freight") in 48-foot and 53-foot long, high cube conventional and specialized freight vans ("trailers"). The freight consists primarily of consumer goods, such as general retail store merchandise and products from the manufacturing sector, such as heating and air conditioning units, industrial glass, and automotive parts. All freight is transported as truckload quantities.

      The Company is a holding company organized under the laws of the State of Delaware in June 1986 and conducts its operations through its wholly-owned subsidiaries, P.A.M. Transport, Inc. ("P.A.M. Transport"), P.A.M. Special Services, Inc., T.T.X., Inc., Choctaw Express, Inc. and Choctaw Brokerage, Inc. (see below). The Company's operating authorities are held by P.A.M. Transport and Choctaw Express, Inc. Although not organized until June 1986, the Company is, for financial accounting purposes, the successor to P.A.M. Transport, which was organized under the laws of the State of Arkansas in 1980. Unless the context otherwise requires, all references to the Company in this Annual Report on Form 10-K include P.A.M. Transportation Services, Inc. and its subsidiaries. At December 31, 1994, the Company operated a transport fleet consisting of 595 over-the-road tractors ("tractors") and 1,434 trailers.

      The Company is headquartered and maintains its primary terminal, maintenance facilities and corporate and administrative offices in Tontitown in the northwest corner of Arkansas, a major center for the trucking industry and where the support services (including warranty repair services) of most major tractor and trailer equipment manufacturers are readily available.

RECENT ACQUISITIONS

      On January 31, 1995, the Company closed the purchase of all of the outstanding capital stock (the "Shares") of Choctaw Express, Inc. and Choctaw Brokerage, Inc. (collectively "Choctaw"), Oklahoma corporations, from Joe M. Bussell ("Bussell"), pursuant to a Stock Purchase Agreement by and among the Company, Choctaw and Bussell (the "Agreement"). The total purchase price for the Shares was $2,530,915, which was negotiated by the parties at arms-length. Pursuant to the Agreement, the Company paid Bussell 95% of the purchase price for the Shares in cash at closing, which amounted to $2,404,369. The balance of the purchase price ($126,546) will be reserved by the Company for a period of 120 days after the closing date for the purpose of determining the collectibility of accounts receivable of Choctaw. The purchase price is subject to a post-closing adjustment based upon the net book value of Choctaw as of the closing date, with the purchase price to be adjusted up or down on a dollar-for-dollar basis based upon the closing date net book value of Choctaw as compared to the November 30, 1994 net book value of Choctaw. The Company paid the purchase price by utilizing its existing line of credit.

      In connection with the transaction, Mr. Bussell entered into a five year Non-Competition Agreement with the Company in consideration of the payment of $325,000 annually over the term of the Agreement. Mr. Bussell also entered into a one year Employment Agreement with a subsidiary of the Company pursuant to which he will continue to act as President of Choctaw.

      Choctaw generated $7.9 million in revenues in 1993 and expects to report approximately $12 million in revenues in 1994.

      Choctaw is engaged in the truckload common and contract motor carrier and motor carrier brokerage businesses, and is headquartered in Oklahoma City, Oklahoma. Choctaw's operations consist primarily of dedicated "just in time" ("JIT") service, using a combination of 48-foot and 53-foot conventional and specialized trailer equipment. Choctaw operated a fleet of 55 tractors and 110 trailers at December 31, 1994. All of Choctaw's tractors are operated by two-man driver teams to accommodate the demands of JIT service customers.

MARKETING

      The Company's marketing emphasis is directed to that segment of the truckload market which is generally service-sensitive, as opposed to being solely price competitive. Since 1990, the Company has diversified its marketing efforts to gain access to non-traditional freight traffic, including international (Mexico and Canada), domestic regional short-haul, dedicated fleet services and intermodal transportation. The Company also participates in various "core carrier" partnerships with its larger customers. The Company estimates that approximately 60% of its deliveries to customers are made on a JIT basis, whereby products and raw materials are scheduled for delivery as they are needed on the retail customer's shelves or in the manufacturing customer's production line. Such requirements place a premium on the freight carrier's delivery performance and reliability. With respect to these JIT deliveries, approximately 80% require the use of two-man driver teams to meet the customer's schedule. The need for this service is a product of modern manufacturing and assembly methods which are designed to drastically decrease inventory levels and handling costs.

      The Company's marketing efforts are conducted by seven outside sales persons domiciled within the Company's major markets. Field personnel are supervised from Company headquarters, emphasizing an even flow of freight traffic (balance between originations and destinations in a given geographical area) and minimization of movement of empty equipment.

      During 1994, the Company's five largest customers, for which the Company provides carrier services covering a number of geographic locations, accounted for approximately 36% of total revenues. One customer, General Motors Corporation, accounted for approximately 12.3% of revenues for that period. A total loss of General Motors business, however unlikely, would have an adverse impact on the Company's operations, at least over the short term.

      The Company compiles and publishes its own freight rate tariffs so as to maintain flexibility in responding to the varying service-oriented demands of its customers.

OPERATIONS

      The Company's operations department is generally divided into two groups
- fleet operations and customer service. Fleet operations personnel maintain daily contact with drivers and dispatch the predesignated computerized load assignments to the drivers. Dispatchers also control and oversee the movement of equipment and drivers and update the computer system as to their location and status after each contact. Customer service personnel handle day-to-day solicitation of freight from the Company's customers.

      The Company maintains a 24-hour dispatch office, with a toll free WATS line to facilitate communications with both customers and drivers. The location, status and contact assignment of all of the Company's equipment are available on an up-to-date basis through the Company's computer system, which permits the Company to better meet delivery schedules, respond to customer inquiries and match equipment with the next available load.

      Each Customer Service Representative ("CSR") has an assigned geographic region for which he or she has responsibility for efficiently matching the customer's freight pickup origins with available equipment in the area. The CSR obtains all relevant information from the customer regarding the service needs of the freight shipment and enters the data into the Company's computer, assigning the most practical tractor to the load and scheduling the delivery appointment. A substantial majority of customers' orders require freight pickup within 24 hours of such order, making responsiveness and availability of equipment another major component of customer service.

      The Company communicates through electronic data interchange with many of its customers, providing live status reports of freight shipments and arrival time information. This system provides the Company's customers flexibility and convenience by allowing the customer to tender freight electronically.

DEDICATED SERVICE

      The Company has contractual arrangements with customers to move freight in dedicated lanes within the United States, primarily in the Midwest and between the Midwest and Southwest. A majority of this freight is moved on a round-trip basis, and due to the volume involved, the Company agreed to dedicate equipment and personnel to handle this part of its business. At December 31, 1994, 203 tractors, manned with two-man driver teams, and approximately 464 trailers were dedicated to this service. The Company has found that the dedicated service promotes increased utilization of equipment and greater driver satisfaction due to the greater regularity of the routes and schedules, which allows the drivers to be at home more often.

      The dedicated service business amounted to approximately 44% of 1994 revenues, 32% of 1993 revenues, and 31% of 1992 revenues. There exists a large volume of dedicated-type business throughout the continental United States.
The Company has enjoyed considerable success in entering this market, and is aggressively seeking to expand its share of the dedicated service market.

INTERMODAL SERVICE

      The Company entered the intermodal transportation business in early 1992, and has contractual arrangements with Consolidated Rail Corporation (Conrail), Norfolk Southern, the Atchison, Topeka and Santa Fe Railway Company (Santa Fe), Burlington Northern and Union Pacific. Intermodal service provides customers with an alternative to highway long-hauls. Management expects to take advantage of opportunities to expand this business and views the intermodal market as a mechanism to realize non-asset based revenue growth.

OVER-THE-ROAD EQUIPMENT

      The Company operated a fleet of 595 tractors and 1,434 trailers at December 31, 1994. All of the trailers and all except 40 of the tractors are owned or leased by the Company. The trailer fleet is made up of 719 48' by 102" dry vans and 715 53' by 102" dry vans. In 1993, the Company began its trailer fleet conversion to air ride equipment and the Company intends to purchase only air ride trailers in the future. The Company also has certain specialized drop-frame trailers. The 40 tractors that are not Company owned are utilized in the dedicated service operations and are leased from owner/operators on a per mile basis.

      The average age of the Company's tractors decreased from 3.66 years in 1992 to 3.04 in 1993 to 1.70 by the end of 1994. The average age of the Company's trailer fleet decreased from 5.28 years in 1992 to 3.84 in 1993 to
2.09 by the end of 1994.

      During 1994, the Company purchased 150 new tractors and 515 new trailers and sold 259 tractors and 197 trailers. During 1995, the Company expects to purchase 155 new tractors and 185 new trailers, and expects to continue to sell older equipment.

MAINTENANCE

      The Company has a strictly enforced comprehensive preventive maintenance program for the tractors and trailers it operates. Inspections and various levels of repair and preventive maintenance are performed at set mileage intervals on both tractors and trailers. Although the majority of maintenance is performed at the Company's maintenance facility in Tontitown, Arkansas, the Company's subsidiaries have additional maintenance facilities in Warren, Ohio; Springfield, Missouri; Dallas, Laredo and El Paso, Texas; and Oklahoma City, Oklahoma. These facilities enhance the Company's preventive and routine maintenance operations and are strategically located on major transportation routes where a majority of the Company's freight originates and terminates. A maintenance and safety inspection is performed on all vehicles each time they return to a terminal. The Company's primary maintenance facilities consist of thirteen mechanical repair bays, four bodyshop bays and three safety and maintenance inspection bays. The Company believes that its current maintenance facilities will be adequate to accommodate its fleet for the foreseeable future.

      The Company's tractors carry full warranty coverages of at least 100,000 miles. Extended warranties are negotiated with the manufacturer and major component manufacturer (i.e., engine, transmission, differential) for up to 1,000,000 miles. Trailers are also warranted by the manufacturer and major component manufacturer for up to five years.

      Manufacturers of tractors are required to certify that new tractors meet federal emission standards and the Company receives such certifications on each new tractor it acquires. Certain governmental regulations require the Company to adhere to a fuel and oil spillage prevention plan and to comply with regulations concerning the discharge and disposal of waste oil. The Company believes it is in compliance with applicable waste disposal and emission regulations. The Company also maintains insurance to cover clean up expense in the event of a spill.

DRIVERS

      The Company currently utilizes 677 drivers in its operations. All drivers are recruited, screened, drug tested and trained and are subject to the control and supervision of the Company's operations and safety departments.
The Company's driver training program stresses the importance of reliable, on-time delivery. Drivers are required to report to their dispatchers daily and at the earliest possible moment when any condition en route occurs which might delay their scheduled delivery time.

      The Company has established a relationship with a recruiting and training school in Indiana to enhance its ability to secure the services of qualified drivers. The Company agrees to pay a student's costs for attending the training school so long as the student fulfills a commitment to work for the Company for at least nine months. Drivers who fail to complete their nine month commitment are required to reimburse all or a portion of the Company's costs in training the driver, depending upon the date of termination of employment.

      The Company's drivers are selected only after strict application screening and drug testing. Before being permitted to operate a vehicle for the Company, drivers must undergo classroom instruction on Company policies and procedures, safety techniques and proper operation of equipment and then must pass both written and road tests. Instruction in defensive driving and safety techniques continues after hiring, with the Company holding seminars at its terminal in Tontitown. The Company currently employs approximately 23 persons on a full-time basis in its driver recruiting, training and safety instruction programs.

      The Company's drivers are compensated on the basis of miles driven, loading and unloading, extra stop pay and layovers in transit. Drivers can earn bonuses by recruiting other qualified drivers who are employed by and remain with the Company for at least 60 days and both cash and non-cash prizes are awarded for consecutive periods of safe, accident-free driving.

      Intense competition in the trucking industry for qualified drivers over the last several years, along with difficulties and added expense in recruiting and retaining qualified drivers, has had a negative impact on the industry.
The Company's operations have also been impacted and from time to time the Company has experienced under-utilization and increased expenses due to a shortage of qualified drivers. Management places the highest of priorities on the recruitment and retention of an adequate supply of qualified drivers.

EMPLOYEES

      The Company currently employs 859 persons, of which 677 are drivers, 53 are maintenance personnel, 49 are employed in the operations department, 53 are employed in marketing, 23 are employed in the safety and personnel department, and 30 are employed in general administration and accounting. Of the total number of employees, 108 of the Company's employees are salaried, and the remainder are employed on an hourly or mileage basis. The Company also has 40 owner/operators under contract who are compensated on a per mile basis. None of these employees are represented by a collective bargaining unit and the Company believes that its employee relations are good.

REGULATION

      The Company is a common and contract motor carrier regulated by the ICC and certain state and Canadian regulatory agencies. Prior to 1980, the ICC strictly regulated the trucking industry as to territories served, rates charged and commodities hauled. The Motor Carrier Act of 1980 resulted in increased competition among motor carriers due to reduced levels of regulation in the industry. Since that time, applications for ICC operating authority have been more easily obtained and interstate motor carriers such as the Company have been able to implement under their contract authorities certain rate changes without ICC approval, and many route and commodity restrictions on transportation of freight have been removed. Nevertheless, the ICC presently has broad powers, generally governing activities such as authority to engage in motor carrier operations, rates and charges, accounting systems, certain mergers, consolidations, acquisitions and periodic financial reporting.

      On January 1, 1995, federal legislation went into effect eliminating intrastate regulation of motor carrier operations. This action will allow the Company to better compete for intrastate business, possibly reducing empty miles, and should result in more comprehensive service to the Company's existing customers.

      Motor carrier operations are also subject to safety requirements prescribed by the United States Department of Transportation governing interstate operation. Such matters as weight and dimensions of equipment are also subject to federal and state regulations.

      The Company believes that it is in compliance in all material respects with applicable regulatory requirements relating to its trucking business and operates with a satisfactory rating from the United States Department of Transportation.

COMPETITION

      The trucking industry is highly competitive. The Company competes primarily with other irregular route long-haul truckload carriers, with private carriage conducted by its existing and potential customers, and, to a lesser extent, with the railroads. Increased competition has resulted from deregulation of the trucking industry and has generally exerted downward pressure on prices. The Company competes on the basis of its quality of service and delivery performance as well as price. Many of the other irregular route long-haul truckload carriers have substantially greater financial resources, own more equipment or carry a larger total volume of freight than the Company.

EXECUTIVE OFFICERS

      The executive officers of the Company are as follows:

          Name                             Position with Company
     ----------------                 -------------------------------------
     Robert W. Weaver                 President and Chief Executive Officer

     W. Clif Lawson                   Executive Vice President and
                                      Chief Operating Officer

     Larry J. Goddard                 Vice President - Finance,
                                      Chief Financial Officer,
                                      Secretary and Treasurer

      ROBERT W. WEAVER, age 45, is a co-founder of the Company and served as its Vice President from March 1980 to June 1986. He was President and Chief Operating Officer from June 1986 until he resigned in February 1987. Between February 1987 and September 1989, he was self-employed as a transportation consultant. In September 1989, Mr. Weaver returned to the Company as President and Chief Operating Officer and a director. On February 22, 1990, he was appointed Chief Executive Officer.

      W. CLIF LAWSON, age 41, has been Executive Vice President of the Company since August 1989 and Chief Operating Officer since March 1992. He joined the Company in June 1984 and served in various operations and sales capacities until August 1989.

      LARRY J. GODDARD, age 36, has been Vice President-Finance and Chief Financial Officer since January 1991 and served as Controller of the Company from May 1989 to January 1991. In addition, he has served as Secretary since September 1989, and Treasurer since May 1991. From November 1987 to May 1989, he served as General Accounting Manager of the Company.

ITEM 2.  PROPERTIES.

      The Company's executive offices and primary terminal facilities are located in Tontitown, Arkansas. The Company's facilities are located on approximately 45 acres and consist of 79,193 square feet of office space and maintenance and storage facilities. The Company's facilities in Tontitown are owned by the Company.

      The Company's subsidiaries also lease terminal facilities in Warren, Ohio; Springfield, Missouri; Laredo, El Paso, and Dallas, Texas; and Oklahoma City, Oklahoma. These facilities are leased primarily on a month-to-month basis.

      The Company has access to trailer drop and relay stations in various locations across the country. Each of these facilities is leased by the Company on a month-to-month basis from an affiliate of its majority shareholder.

ITEM 3.  LEGAL PROCEEDINGS.

      The nature of the Company's business routinely results in litigation, primarily involving claims for personal injuries and property damage incurred in the transportation of freight, and the Company believes all such litigation is adequately covered by insurance and that adverse results in one or more of those cases would not have a material adverse effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders of the Company during the fourth quarter ended December 31, 1994.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


       The Company's Common Stock is traded on the NASDAQ National Market System under the NASDAQ symbol PTSI. The following tables set forth, by fiscal quarter, the high and low bid prices reported by the over-the-counter NASDAQ System from January 1, 1993 through November 8, 1993. On November 8, 1993, the Company's Common Stock ceased quotation in the over-the-counter NASDAQ System, and since such time has been quoted on the NASDAQ National Market System (which reports actual sales transactions). The bid prices represent quotations between dealers, not actual transactions, and do not reflect markups, markdowns or commissions.


Fiscal Year Ended December 31, 1994
-----------------------------------

                                             High Sales      Low Sales
                                             ----------      ---------

First Quarter                                 $ 6 7/8         $ 5 3/4

Second Quarter                                  6 1/4           4 7/8

Third Quarter                                   5 5/8           4 1/4

Fourth Quarter                                  6 1/2           4 5/8




Fiscal Year Ended December 31, 1993
-----------------------------------
                                              High Bid        Low Bid
                                              --------        -------

First Quarter                                 $ 2 7/8         $ 1 1/4

Second Quarter                                  4 7/8           1 7/8

Third Quarter                                   4 1/2           3 3/8

Fourth Quarter (through November 8, 1993)       6 1/2           4 3/8

                                             High Sales      Low Sales
                                             ----------      ---------

Fourth Quarter (after November 8, 1993)         7 3/4           5 1/2

       As of March 21, 1995, the number of common shareholders of record was approximately 604. The Company has not declared or paid any cash dividend on its common stock. The policy of the Board of Directors of the Company is to retain earnings for the expansion and development of the Company's business. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including the Company's earnings, financial condition and other factors deemed relevant by the Board.

ITEM 6.  SELECTED FINANCIAL DATA.

       The following selected financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.


                     [THIS SPACE INTENTIONALLY LEFT BLANK]

                                                                      Years ended December 31,

                                                 1994           1993          1992           1991           1990
                                              --------------------------------------------------------------------
                                                              (in thousands, except per share amounts)
Statements of Operations:
Operating revenues                            $76,147         $70,238        $66,687        $65,722        $57,545
                                              -------         -------        -------        -------        -------
Operating Expenses:
 Salaries, wages and benefits                  33,647          31,850         30,745         29,232         23,807
 Operating supplies                            14,688          16,393         16,248         16,795         17,665
 Rent and purchased transportation                991           1,599          3,409          3,286            711
 Depreciation and amortization                  7,142           4,683          3,131          6,030          7,868
 Operating taxes and licenses                   5,078           4,680          4,410          4,891          4,477
 Insurance and claims                           3,816           3,686          3,822          4,115          3,944
 Communications and utilities                     868             864            914            987            891
 Other                                          1,279           1,430          1,168          1,551          1,322
 Gain on sale or disposal of
   property and equipment                        (334)           (246)           (87)            (7)          (112)
                                              -------         -------        -------        -------        -------
           Total operating expenses            67,175          64,939         63,760         66,880         60,573
                                              -------         -------        -------        -------        -------

Operating income (loss)                         8,972           5,299          2,927         (1,158)        (3,028)
Interest expense                               (2,926)         (1,972)          (985)        (1,430)        (2,242)
Other                                             217             122            (70)             0              1
                                              -------         -------        -------        -------        -------

Income (loss) before income taxes and
 dividends on redeemable preferred stock        6,263           3,449          1,872         (2,588)        (5,269)
Income taxes                                    2,493             321             70              0              0
                                              -------         -------        -------        -------        -------
Income (loss) before dividends on
 redeemable preferred stock                     3,770           3,128          1,802         (2,588)        (5,269)

Accrued dividends on redeemable
 preferred stock                                   30             360            360            360            317
                                              -------         -------        -------        -------        -------
Net income (loss)                             $ 3,740         $ 2,768        $ 1,442        $(2,948)       $(5,586)

Earnings per common share
Primary:
 Net income (loss) per share                  $   .50         $   .39        $   .23        $  (.61)       $ (1.15)
                                              =======         =======        =======        =======        =======
 Average common and common equivalent
   shares outstanding                           7,520           7,335          7,020          4,868          4,868
                                              =======         =======        =======        =======        =======
Fully diluted:
 Net income (loss) per share                 $    .50        $    .37       $    .23       $   (.61)       $ (1.15)
                                              =======         =======        =======        =======        =======
 Average common and common equivalent
   shares outstanding                           7,522(1)        7,559(1)       7,020(1)       4,868          4,868
                                              =======         =======        =======        =======        =======

(1) Income per share for 1994, 1993 and 1992 assumes the exercise of stock purchase warrants and stock options to purchase an aggregate of 3,454,549, 3,434,429 and 3,125,250 shares of Common Stock, respectively. Such warrants and options were antidilutive in all other years.

                                                                Balance Sheet Data
                                                                  At December 31,

                                          1994           1993          1992           1991           1990
                                        -------------------------------------------------------------------
                                                                  (in thousands)
 Total assets                          $ 65,324        $ 56,140      $ 30,676       $ 29,193       $ 36,041

 Long-term debt, excluding
  current maturities                     32,206          28,650         4,068          2,169          4,922

 Redeemable preferred stock                   0           4,397         4,037          3,677          3,317

 Shareholders' equity                    13,034           9,155         6,312          4,869          7,817


                                                                  Operating Data
                                                           For the year ended December 31,

                                           1994           1993           1992           1991          1990
                                        -------------------------------------------------------------------
 Operating ratio(1)                        88.2%           92.5%         95.6%         101.8%         105.2%

 Average number of truck-
  loads per week                          1,617           1,633         1,555          1,328          1,171

 Average miles per trip                     859             794           809            968          1,015

 Total miles traveled
  (in thousands)                         69,128          64,879        63,423         64,766         59,460

 Average miles per tractor              116,181         114,830       110,879        106,523        104,498

 Average revenue per
  tractor per week                     $  2,668        $  2,462      $  2,313       $  2,131       $  2,023

 Average revenue per
  loaded mile                          $   1.18        $   1.16      $   1.13       $   1.09       $   1.05

 Empty mile factor                          6.8%            6.9%          7.3%           6.9%           7.8%

 AT END OF PERIOD:

 Total Company-owned/
  leased tractors                           595(2)          565(3)        572(4)         608            594

 Average age of all
  tractors (in years)                      1.70            3.04          3.66           3.47           2.90

 Total trailers                           1,434(5)        1,512(6)      1,519(7)       1,592          1,388

 Average age of trailers
  (in years)                               2.09            3.84          5.28           4.24           3.42

 Number of employees                        859             945           927            902            890

(1) Total operating expenses as a percentage of total operating revenues.
(2) Includes 40 owner operator tractors.
(3) Includes 34 owner operator tractors.
(4) Includes 19 tractors leased from an affiliate of the Company's majority shareholder, and 40 owner-operated tractors.
(5) Includes 74 trailers leased from an affiliate of the Company's majority shareholder.
(6) Includes 266 trailers leased from an affiliate of the Company's majority shareholder.
(7) Includes 493 trailers leased from an affiliate of the Company's majority shareholder.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

         The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.

                                                     Percentage of Operating Revenues
                                                     --------------------------------
                                                         Years ended December 31,
                                           -------------------------------------------------
                                            1994                   1993                1992
                                           ------                 ------              ------
Operating revenues                         100.0%                 100.0%               100.0%
                                           -----                  -----                -----
Operating expenses:
  Salaries, wages and benefits              44.2                   45.3                 46.1
  Operating supplies                        19.3                   23.4                 24.4
  Rent and purchased transportation          1.3                    2.3                  5.0
  Depreciation and amortization              9.4                    6.7                  4.7
  Operating taxes and licenses               6.7                    6.7                  6.6
  Insurance and claims                       5.0                    5.2                  5.7
  Communications and utilities               1.1                    1.2                  1.4
  Other                                      1.6                    2.0                  1.8
  Gain on sale or disposal
    of property and equipment                (.4)                   (.3)                 (.1)
                                           -----                  -----                -----
       Total operating expenses             88.2                   92.5                 95.6
                                           -----                  -----                -----
Operating income                            11.8                    7.5                  4.4
Interest expense                            (3.8)                  (2.8)                (1.5)
Other, net                                    .2                     .2                  (.1)
                                           -----                  -----                -----
Income before income taxes and dividends
  on redeemable preferred stock              8.2                    4.9                  2.8
Federal and state income taxes              (3.3)                   (.5)                 (.1)
                                           -----                  -----                -----
Income before dividends on redeemable
  preferred stock                            4.9                    4.4                  2.7
Accrued dividends on redeemable preferred
  stock                                       --                    (.5)                 (.5)
                                           -----                  -----                -----
Net income                                   4.9                    3.9                  2.2
                                           =====                  =====                =====

RESULTS OF OPERATIONS

1994 COMPARED TO 1993

    For the year ended December 31, 1994, revenues increased 8.4% to $76.1 million as compared to $70.2 million for the year ended December 31, 1993. The Company's utilization (revenue per tractor per work day) increased 8.5% from $492 in 1993 to $534 in 1994. The two main factors contributing to the increase in utilization were (1) the replacement of a majority of the older equipment in 1994, reducing the down time related to maintenance problems with older equipment, and (2) the continued growth in the dedicated services division.

    The Company's operating ratio improved from 92.5% in 1993 to 88.2% in 1994.

    Salaries, wages and benefits increased in absolute dollars, but decreased as a percentage of revenues from 45.3% in 1993 to 44.2% in 1994. The largest savings were realized in the areas of state unemployment taxes and workers' compensation where a 1.2% reduction was recorded due to a rate reduction received on Arkansas unemployment taxes and the successful implementation of the Company's self-insured program for workers' compensation in the third quarter of 1994.

    Operating supplies and expenses decreased from 23.4% of revenues in 1993 to 19.3% of revenues in 1994, as the Company continues to modernize its fleet.
The largest savings were realized in the area of equipment maintenance where a $1.6 million reduction was recorded.

    The Company incurred a significant increase in depreciation expense as a result of new equipment being placed into service. For the period, as a percentage of revenues, depreciation expense increased from 6.7% in 1993 to 9.4% in 1994. This increase in depreciation expense was offset by reductions in operating costs combined with increased utilization of equipment.

    As a percentage of revenues, interest expense increased from 2.8% in 1993 to 3.8% in 1994. This increased expense resulted from additional debt associated with new equipment being placed into service in 1994.

    The Company's effective tax rate increased from 10.4% in 1993 to 40% in 1994, due to the Company's continued profitability and the fact that tax benefits associated with net operating loss carryforwards were substantially fully recorded as of December 31, 1993.

    The availability of restricted net operating losses to offset future taxable income has been increased in recent years by realization of tax gains on equipment sales. Based on net operating losses available at December 31, 1994, management has concluded that the benefits of all net operating losses and credits may be recorded. Total deferred tax assets at December 31, 1994 were $6.1 million and total deferred tax liabilities were $8.4 million.

    In assessing the need for a valuation allowance against deferred tax assets management also considered the following factors: 1) the Company has recorded approximately $2.5 million of deferred tax liabilities for future taxable temporary differences (primarily depreciation related) which will result in additional taxable income in future periods; 2) recent operating results have resulted in a total of more than $10.8 million of pretax accounting income for 1994, 1993 and 1992 and net operating loss carryforwards have offset all taxable income (total of $4.9 million) in these years; 3) various alternatives, such as equipment leasing, are available to utilize net operating losses, which might otherwise expire; and 4) carryover periods are extensive, with expiration beginning in 2003 for net operating losses and 1999 for investment tax credits.


1993 COMPARED TO 1992

    For the year ended December 31, 1993, revenues increased 5.3% to $70.2 million as compared to $66.7 million for the year ended December 31, 1992. The Company's revenues per tractor per work day increased 6.4% from $463 in 1992 to $492 in 1993.

    The Company's operating ratio improved from 95.6% in 1992 to 92.5% in 1993.

    Salaries, wages and benefits decreased .8% as a percentage of revenues for the years compared. This was attributable to a decrease in the number of owner operators used in the dedicated services portion of the business.

    Operating supplies decreased 1.0% as a percentage of revenues for the years compared, due to improved operating efficiencies from new equipment placed in service during 1993. Equipment rentals decreased 2.8% and depreciation expense increased 2.0% as a percentage of revenues as a result of the Company's transition from leased equipment to Company owned equipment through the purchase of new equipment.

    Insurance and claims decreased from 5.7% of revenues in 1992 to 5.2% of revenues in 1993. This decrease was attributable to both premium reductions and the ongoing emphasis placed on loss prevention. Although insurance premiums were reduced as a percentage of revenues, the Company did retain comparable insurance coverages. In late 1992, the Company was fully insured for workers' compensation, but opted out of the assigned risk pool at that time due to the possible savings to be realized. The Company has reserved for estimated claim losses as incurred, including reserves for unreported but expected claims.

    As a percentage of revenues, interest expense increased from 1.5% in 1992 to 2.8% in 1993. This increased interest expense resulted from additional debt incurred in connection with the new equipment being placed into service during 1993.

    The Company adopted Statement of Financial Accounting Standards ("FAS") No. 109 in the first quarter of 1993. The Company had previously adopted the liability method of accounting for income taxes under FAS No. 96 in its financial statements for the year ended December 31, 1987. As a result, the adoption of FAS 109 had no material effect on the Company's accounting for income taxes.

    The availability of restricted net operating losses to offset future taxable income has been increased in recent years by realization of tax gains in equipment sales. Based on net operating losses available at December 31, 1993 and amounts expected to become available in 1994, management concluded that all net operating losses and credits could be recorded as of December 31, 1993 subject to a valuation allowance primarily for those credits which may expire unused.

    The Company's effective tax rate was 10.4% in 1993 and 4.6% in 1992. These effective tax rates for 1993 and 1992 have been substantially less than statutory rates due to the realization of net operating losses. Such operating loss benefits were not recorded in 1991 and prior years because realization was uncertain. As described above, as of December 31, 1993, substantially all such benefits had been recorded.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal subsidiary, P.A.M. Transport, Inc., has a $7.5 million secured line of credit from a bank subject to borrowing limitations. Outstanding advances on this line of credit were approximately $5.5 million (at an interest rate of 8.5%) at December 31, 1994. The Company's borrowing base limitation at December 31, 1994 was $6.2 million. The line of credit is guaranteed by the Company and matures May 31, 1996.

    The Company entered into installment obligations in 1994 for the purchase of replacement revenue equipment for approximately $18.6 million.

    During 1994, the Company disposed of certain revenue equipment for approximately $4.2 million. The Company plans to replace 185 trailers and 155 tractors during 1995, and expects to incur additional debt of approximately $13.7 million.

    At December 31, 1994, the Company had working capital of approximately $300,000. Improved operating results provided net cash from operations of approximately $12.9 million during 1994.

    Management of the Company believes that its cash requirements for 1995 will be adequately met from operating cash flows and the Company's available credit line.

SEASONALITY

    The Company's revenues do not exhibit a seasonal pattern, due primarily to its varied customer mix. Operating expenses are generally somewhat higher in the winter months, primarily due to decreased fuel efficiency and increased maintenance costs in cold weather.

INFLATION

    Inflation has an impact on most of the Company's operating costs. Recently, the effect of inflation has been minimal.

    Competition for drivers has increased in recent years, leading to increased labor costs. While increases in fuel and driver costs affect the Company's operating costs, the effects of such increases are not greater for the Company than for other trucking concerns.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The following statements are filed with this report:

               Report of Independent Auditors

               Consolidated Balance Sheets - December 31, 1994 and 1993

               Consolidated Statements of Income - Years ended December 31, 1994, 1993 and 1992

               Consolidated Statements of Shareholders' Equity - Years ended December 31, 1994, 1993 and 1992

               Consolidated Statements of Cash Flows - Years ended December 31, 1994, 1993 and 1992

               Notes to Consolidated Financial Statements


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE.

    None.

               Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders
P.A.M. Transportation Services, Inc.

We have audited the accompanying consolidated balance sheets of P.A.M. Transportation Services, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of P.A.M. Transportation Services, Inc. and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                 ERNST & YOUNG LLP


Little Rock, Arkansas
February 22, 1995

                     P.A.M. Transportation Services, Inc.

                         Consolidated Balance Sheets


                                                                             DECEMBER 31
                                                                       1994              1993
                                                                  ------------------------------
 ASSETS (NOTE 3)
 Current assets:
   Cash and cash equivalents                                      $  4,077,854      $  3,621,642
   Accounts receivable (Note 3):
    Trade, net of allowance for doubtful accounts
      (1994--$239,343; 1993--$135,275)                               8,498,364         7,894,196
    Other                                                              481,986           263,224
   Equipment held for sale (Note 1)                                  1,164,262         2,157,292
   Prepaid expenses                                                  2,870,033         2,416,890
   Investment in direct financing lease (Note 7)                       622,790           560,911
   Income taxes refundable (Note 4)                                    154,313                 -
   Other                                                               578,679           580,169
                                                                  ------------------------------
 Total current assets                                               18,448,281        17,494,324

 Property and equipment (Notes 3 , 7 and 8):
   Land                                                                955,830           955,830
   Structures and improvements                                       2,240,244         2,240,244
   Revenue equipment                                                57,062,761        50,218,009
   Service vehicles                                                  1,618,418         1,554,363
   Office furniture and equipment                                    2,422,356         2,177,814
                                                                  ------------------------------
                                                                    64,299,609        57,146,260
   Allowances for depreciation and amortization                    (19,316,030)      (21,055,482)
                                                                  ------------------------------
                                                                    44,983,579        36,090,778
 Other assets:
   Investment in direct financing lease, less current
      portion (Note 7)                                               1,239,824         1,862,616
   Excess of cost over net assets acquired, net of accumulated amortization (1994--$362,358;
      1993--$322,362)                                                  602,214           642,210
   Other                                                                50,000            50,000
                                                                  ------------------------------
                                                                     1,892,038         2,554,826
                                                                  ------------------------------
 Total assets                                                     $ 65,323,898      $ 56,139,928
                                                                  ==============================


                                                                             DECEMBER 31
                                                                       1994              1993
                                                                  ------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Trade accounts payable                                         $ 4,983,179       $ 2,817,492
   Accrued expenses (Note 2)                                        2,456,504         2,215,824
   Deferred income taxes (Note 4)                                     368,866                 -
   Current portion of long-term debt (Notes 3 and 8)               10,358,442         7,952,227
                                                                  -----------------------------
 Total current liabilities                                         18,166,991        12,985,543


 Long-term debt, less current portion (Notes 3 and 8)              32,206,125        28,649,692

 Deferred income taxes (Note 4)                                     1,917,198           952,975


 Redeemable preferred stock, redeemed in 1994 (Note 5)                      -         4,396,603


 Commitments and contingencies (Notes 3, 8, 9, 10, and 12)

 Shareholders' equity (Note 5):
   Preferred stock, $.01 par value:
     Authorized shares--10,000,000
     Issued and outstanding shares--none                                    -                 -
   Common stock, $.01 par value:
     Authorized shares--20,000,000
     Issued and outstanding shares: 1994--4,937,857;
     1993--4,895,157
                                                                       49,379            48,952
   Additional paid-in capital                                      13,123,241        12,985,509
   Accumulated deficit                                               (139,036)       (3,879,346)
                                                                  -----------------------------
 Total shareholders' equity                                        13,033,584         9,155,115
                                                                  -----------------------------
 Total liabilities and shareholders' equity                       $65,323,898       $56,139,928
                                                                  =============================

See accompanying notes.

                     P.A.M. Transportation Services, Inc.

                       Consolidated Statements of Income


                                                                YEAR ENDED DECEMBER 31
                                                      1994              1993               1992
                                                  ------------------------------------------------
 Operating revenues (Notes 1 and 7)               $76,147,103       $70,238,388        $66,687,015
 Operating expenses and costs:
   Salaries, wages and benefits                    33,647,127        31,849,896         30,744,676
   Operating supplies and expenses                 14,687,596        16,393,420         16,248,508
   Rents and purchased transportation                 990,894         1,599,151          3,408,795
   Depreciation and amortization                    7,141,533         4,682,533          3,131,153
   Operating taxes and licenses                     5,078,316         4,679,778          4,410,005
   Insurance and claims                             3,817,040         3,685,825          3,821,624
   Communications and utilities                       867,646           863,692            914,365
   Other                                            1,279,256         1,431,514          1,168,038
   Gain on sale or disposal of property
     and equipment                                   (334,116)         (246,041)          (86,748)
                                                  ------------------------------------------------
                                                   67,175,292        64,939,768         63,760,416
                                                  ------------------------------------------------
 Operating income                                   8,971,811         5,298,620          2,926,599
 Other income (expense):
   Interest expense                                (2,926,316)       (1,971,779)          (984,482)
   Other (Note 7)                                     217,946           122,147            (69,656)
                                                  ------------------------------------------------
                                                   (2,708,370)       (1,849,632)        (1,054,138)
                                                  ------------------------------------------------
 Income before income taxes and
   dividends on redeemable preferred stock          6,263,441         3,448,988          1,872,461
 Federal and state income taxes:
   Current                                          1,160,453           165,740             70,000
   Deferred                                         1,333,089           155,000                  -
                                                  ------------------------------------------------
                                                    2,493,542           320,740             70,000
                                                  ------------------------------------------------
 Income before dividends on redeemable
   preferred stock                                  3,769,899         3,128,248          1,802,461
 Accrued dividends on redeemable
   preferred stock                                     29,589           360,000            360,000
                                                  ------------------------------------------------
 Net income                                       $ 3,740,310       $ 2,768,248        $ 1,442,461
                                                  ================================================
 Earnings per common share (Note 6)
 Primary:
   Net income per share                           $       .50       $       .39        $       .23
                                                  ================================================
   Average common and common
     equivalent shares outstanding                  7,520,027         7,335,240          7,019,536
                                                  ================================================
 Fully diluted:
   Net income per share                           $       .50       $       .37        $       .23
                                                  ================================================
   Average common and common
     equivalent shares outstanding                  7,522,017         7,558,631          7,019,536
                                                  ================================================

See accompanying notes.

                     P.A.M. Transportation Services, Inc.

                Consolidated Statements of Shareholders' Equity



                                                      ADDITIONAL         ACCUMULATED
                                    COMMON STOCK    PAID-IN CAPITAL        DEFICIT            TOTAL
                                    ------------------------------------------------------------------
 Balances at January 1, 1992           48,679         $12,910,632        $(8,090,055)      $ 4,869,256
   Net income                               -                   -          1,442,461         1,442,461
                                    ------------------------------------------------------------------
 Balances at December 31, 1992         48,679          12,910,632         (6,647,594)        6,311,717
   Net income                               -                   -          2,768,248         2,768,248
   Exercise of stock options--
     27,300 shares issued (Note 5)        273              74,877                  -            75,150
                                    ------------------------------------------------------------------
 Balances at December 31, 1993         48,952          12,985,509         (3,879,346)        9,155,115
   Net income                               -                   -          3,740,310         3,740,310
   Exercise of stock options--
     42,700 shares issued (Note 5)        427             100,989                 -            101,416
   Tax benefits of stock options
     (Note 5)                               -              36,743                 -             36,743
                                    ------------------------------------------------------------------
 Balances at December 31, 1994         49,379         $13,123,241        $ (139,036)       $13,033,584
                                    ==================================================================

See accompanying notes.

                     P.A.M. Transportation Services, Inc.

                     Consolidated Statements of Cash Flows

                                                                         YEAR ENDED DECEMBER 31
                                                                  1994              1993              1992
                                                             ------------------------------------------------
 OPERATING ACTIVITIES
 Net income                                                  $  3,740,310      $  2,768,248      $  1,442,461
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                              7,141,533         4,682,533         3,131,153
     Provision for doubtful accounts                              114,014            51,163            20,564
     Provision for deferred income taxes                        1,333,089           155,000                 -
     Gain on sale or disposal of property and equipment          (334,116)         (246,041)          (86,748)
     Accrued dividends on redeemable preferred stock               29,589           360,000           360,000
     Changes in operating assets and liabilities:
       Accounts receivable                                       (936,944)         (749,146)         (563,692)
       Prepaid expenses and other current assets                 (451,653)         (231,667)         (726,916)
       Income taxes refundable                                   (154,313)                -                 -
       Trade accounts payable                                   2,165,687          (981,261)         (656,683)
       Accrued expenses                                           240,680           429,760          (490,514)
                                                             ------------------------------------------------
 Net cash provided by operating activities                     12,887,876         6,238,589         2,429,625

 INVESTING ACTIVITIES
 Purchases of property and equipment                          (15,111,623)      (28,670,022)       (4,659,999)
 Proceeds from sale or disposal of property and
   equipment                                                    4,223,701         2,886,146         1,451,884
 Lease payments received on direct financing lease
                                                                  560,913           282,694                 -
                                                             ------------------------------------------------
 Net cash used in investing activities                        (10,327,009)      (25,501,182)       (3,208,115)

 FINANCING ACTIVITIES
 Redemption of preferred stock                                 (4,426,192)                -                 -
 Borrowings under line of credit                               58,835,053        34,409,821        36,978,151
 Repayments under line of credit                              (59,920,227)      (35,459,583)      (37,339,212)
 Borrowings of long-term debt                                  14,834,926        28,181,721         4,226,551
 Repayments of long-term debt                                 (11,566,374)       (4,474,727)       (3,037,964)
 Proceeds from exercise of stock options                          101,416            75,150                 -
 Tax benefits of stock options                                     36,743                 -                 -
                                                             ------------------------------------------------
 Net cash (used in) provided by financing activities           (2,104,655)      (22,732,382)          827,526
                                                             ------------------------------------------------
 Net increase in cash and cash equivalents                        456,212         3,469,789            49,036
 Cash and cash equivalents at beginning of year                 3,621,642           151,853           102,817
                                                             ------------------------------------------------
 Cash and cash equivalents at end of year                    $  4,077,854      $  3,621,642      $    151,853
                                                             ================================================

See accompanying notes.

                      P.A.M. Transportation Services, Inc.

                  Notes to Consolidated Financial Statements

                               December 31, 1994



1. ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND CONSOLIDATION

P.A.M. Transportation Services, Inc. (the "Company"), through its subsidiaries, operates as a truckload motor carrier.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

TIRE PURCHASES

Tires purchased with revenue equipment are capitalized as a cost of the related equipment. Replacement tires are included in other current assets and are amortized over a 24-month period.

EXCESS OF COST OVER NET ASSETS ACQUIRED

The excess of cost over net assets acquired, or goodwill, is being amortized on a straight-line basis over 25 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on undiscounted cash flows acquired over the remaining amortization period, the Company's carrying value of the goodwill would be reduced by the estimated shortfall of cash flows. No reduction of goodwill was required as of December 31, 1994.

CLAIMS LIABILITIES

The Company maintains insurance policies with varying levels of deductibles to cover cargo loss and damage and liability claims. The deductibles are $5,000 and $2,500 per occurrence, respectively, for those coverages. As of July 1, 1994, the Company became self-insured for worker's compensation, with excess coverage maintained for claims exceeding $250,000 (Arkansas) and $350,000
(Ohio). Prior to July 1, 1994, the Company maintained an insurance policy for worker's compensation with a deductible of $350,000 per occurrence. The Company has reserved for estimated losses to pay such claims as incurred. Additionally, a reserve has been estimated for those claims incurred but not reported. A $400,000 letter of credit is held by a bank as security for worker's compensation claims.

REVENUE RECOGNITION POLICY

The Company recognizes revenue based upon relative transit time in each reporting period with expenses recognized as incurred.

                      P.A.M. Transportation Services, Inc.

1. ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. For financial reporting purposes, the cost of such property is depreciated principally by the straight-line method. For tax reporting purposes, accelerated depreciation or applicable cost recovery methods are used. Gains and losses are reflected in the year of disposal.

EQUIPMENT HELD FOR SALE

Equipment held for sale consists of revenue equipment no longer in service, that is expected to be sold within the next year. This equipment is recorded at its estimated net realizable value.

INCOME TAXES

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). The Company adopted this statement in the first quarter of 1993. The Company adopted the liability method of accounting for income taxes under Financial Accounting Standards No. 96 in its financial statements for the year ended December 31, 1987. Therefore, adoption of FAS 109 had no material effect on the Company's financial position or results of operations.

BUSINESS SEGMENT AND CONCENTRATIONS OF CREDIT RISK

The Company operates in one business segment, motor carrier operations. The Company provides transportation services to customers throughout the United States and portion of Canada. The Company performs ongoing credit evaluations and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. In 1994, General Motors Corporation accounted for 12% of revenues. In 1993, Packard Electric accounted for 12% of revenues. In 1992, no customer accounted for more than 10% of revenues.

2. ACCRUED EXPENSES

                                                       DECEMBER 31
                                                 1994              1993
                                             ----------------------------
      Payroll                                $  769,122        $  664,789
      Taxes                                     663,386           662,169
      Interest                                  198,477           145,955
      Driver escrows                            252,758           278,982
      Self insurance claims reserves            572,761           463,929
                                             ----------------------------
                                             $2,456,504        $2,215,824
                                             ============================

                      P.A.M. Transportation Services, Inc.

3. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                    DECEMBER 31
                                                                               1994              1993
                                                                           ------------------------------
 Equipment financings (1)                                                  $32,731,145        $29,421,068
 Line of credit with a bank, with interest at the LIBOR rate plus 2 1/2% (8.5% at December 31, 1994) due May 31, 1996 and
   collateralized by accounts receivable (2)                                 5,542,977                  -
 Line of credit with a bank, paid in 1994 (3)                                        -          3,500,000
 Line of credit with affiliate of majority shareholder, with
   interest at prime rate plus 1/2%, due January 3, 1995 (4)                         -          3,128,151
 Note payable (5)                                                              511,175            552,700
 Capitalized lease obligations (6)                                           3,779,270                  -
                                                                           ------------------------------
                                                                            42,564,567         36,601,919
 Less current maturities                                                    10,358,442          7,952,227
                                                                           ------------------------------
                                                                           $32,206,125        $28,649,692
                                                                           ==============================

(1) Equipment financings consist of installment obligations for revenue and service equipment purchases, payable in various monthly installments through 1999, at a weighted average interest rate of 7.9% and collateralized by equipment with a net book value of $35,903,397 at December 31, 1994.

     Included in equipment financings is a note payable totaling $2,400,000 ($1,503,298 outstanding as of December 31, 1994) with an affiliate of the majority shareholder for the purchase of revenue equipment previously leased under an operating lease arrangement. This note is payable in monthly installments through April 1997, and has an interest rate of 9.0%.

(2) The line of credit agreement with a bank provides for maximum borrowings of $7.5 million and contains various restrictive covenants which require, among other things, maintenance of certain financial and operating ratios, which have been met, and includes restrictions on dividend payments and certain corporate acts such as mergers and consolidations.

(3) The line of credit agreement with a bank was paid during 1994 and was not renewed.

(4) The line of credit agreement with an affiliate of its majority shareholder expired on January 3, 1995 and was not renewed. Borrowings under this agreement were paid during 1994.

                      P.A.M. Transportation Services, Inc.

3. LONG-TERM DEBT (CONTINUED)

(5) The Company, prior to April 1993, leased certain real estate from the former majority shareholder under various noncancelable operating leases. Related lease expense totaled $26,600 and $91,200 in 1993 and 1992, respectively. The real estate was purchased by the Company in April 1993, for $578,600, and financed through the former majority shareholder, payable in monthly installments through March 2003, with an interest rate of 8.0%.

(6) Capitalized lease obligations to a financial services organization for revenue equipment are payable in various monthly installments through October 1999 at rates of 8.15% and 8.33%, collateralized by equipment with a net book value of $3,735,000 as of December 31, 1994 (Note 8).

Scheduled annual maturities on long-term debt outstanding, excluding capital lease obligations (see Note 8), at December 31, 1994 are:

          1995                                        $ 9,720,968
          1996                                         15,912,149
          1997                                          8,530,673
          1998                                          3,987,461
          1999                                            388,282
          Thereafter                                      245,764
                                                      -----------
                                                      $38,785,297
                                                      ===========


Interest payments of approximately $2,874,000, $1,943,000, and $1,193,000 were made during 1994, 1993, and 1992, respectively.

4. INCOME TAXES

Under FAS 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                      P.A.M. Transportation Services, Inc.

4. INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                              DECEMBER 31
                                                                        1994              1993
                                                                     ----------------------------
 Deferred tax liabilities:
   Property and equipment                                            $7,531,404        $4,977,834
   Prepaid expenses                                                     893,073           846,422
                                                                     ----------------------------
 Total deferred tax liabilities                                       8,424,477         5,824,256

 Deferred tax assets:
   Net operating loss carryover                                       3,260,533         3,440,372
   Alternative minimum tax credit                                     1,276,113           137,996
   Investment credit carryovers                                       1,096,540         1,030,374
   Allowance for doubtful accounts                                       90,855            51,350
   Vacation reserves                                                    110,626            91,646
   Self-insurance reserves                                              217,420           176,107
   Revenue recognition                                                   86,326            39,975
                                                                     ----------------------------
 Total deferred tax assets                                            6,138,413         4,967,820
 Valuation allowance                                                          -           (96,539)
                                                                     ----------------------------
 Net deferred tax assets                                              6,138,413         4,871,281
                                                                     ----------------------------
 Net deferred tax liabilities                                        $2,286,064        $  952,975
                                                                     ============================


The reconciliation between the effective income tax rate and the statutory Federal income tax rate is presented in the following table:

                                                                    YEAR ENDED DECEMBER 31
                                                            1994            1993            1992
                                                         ------------------------------------------
 Income tax at the statutory Federal rate of 34%         $2,129,570     $ 1,050,256      $  514,237
 Nondeductible expenses                                     230,650         434,517         443,087
 Decrease in valuation allowance                            (96,539)     (1,265,421)      (957,324)
 State income taxes                                        (141,744)        (17,000)             -
 Alternative minimum tax                                          -               -         70,000
 Other                                                      (45,289)         68,388              -
                                                         ------------------------------------------
 Federal income taxes                                     2,076,648         270,740         70,000
 State income taxes                                         416,894          50,000              -
                                                         ------------------------------------------
 Total income taxes                                      $2,493,542     $   320,740      $  70,000
 Effective tax rate                                            40.0%           10.3%           4.6%
                                                         ==========================================

As of December 31, 1994, the Company has Federal net operating loss and investment tax credit carryovers of approximately $8,600,000 and $1,000,000, respectively. The net operating loss carryovers expire beginning in 2003 and the investment credit carryovers begin to expire in 1999. Net operating loss carryovers are available to offset 1993 and 1994 estimated taxable income for regular income tax purposes. The current taxes provided in 1993 and 1994 result from alternative minimum taxable income which is only partially offset by net operating loss carryovers. The Company has alternative minimum tax credits of approximately $1,300,000 at December 31, 1994 which carryover indefinitely.

                      P.A.M. Transportation Services, Inc.

4. INCOME TAXES (CONTINUED)

In February 1990, a stock transaction occurred whereby the Company's then majority shareholder sold his stock to the current majority shareholder. This transaction constituted an ownership change under Internal Revenue Code Section
382. As a result of the ownership change, the amount of Federal taxable income which may be offset by net operating loss carryovers ("NOLs") which existed as of the ownership change date (estimated at $10,350,000) is limited to approximately $500,000 per year. The annual limitation may be increased, under certain circumstances, by realization of tax "built-in gains" which existed at the time of the ownership change. Substantial tax built-in gains have been realized since the ownership change date including gains recognized during 1993 and 1994.

As of January 1, 1993, deferred tax assets under FAS 109 were $5,565,693 with a valuation allowance of $1,361,960 while deferred tax liabilities were $5,001,708. The valuation allowance related to the uncertainty of realization of net operating loss and investment credit carryovers. This valuation allowance was reduced to $96,539 at December 31, 1993 and was eliminated at December 31, 1994.

This elimination of the valuation allowance is due to a substantial amount of net operating losses available to offset future taxable income which are more assured of realization at December 31, 1994. This is due to recent profitable operating results, and significant tax built-in gains realized in 1993 and 1994, which increased the available net operating loss carryovers.

Taxes paid totaled approximately $1,334,000 and $144,000 for the years ended December 31, 1994 and 1993, respectively.

5. STOCKHOLDERS' EQUITY

On January 30, 1994, the Company redeemed 100% of the 12% Series A cumulative redeemable preferred stock (Series A preferred stock) plus accrued dividends for cash of $4,425,205. The redemption was funded through a combination of cash on hand and borrowings under the Company's line of credit arrangements.

The Company maintains an incentive stock option plan, a nonqualified stock option plan, and an employee stock option plan for the issuance of options to directors, officers, key employees and others. The option price under these plans is the fair market value of the stock at the date the options were granted, ranging from $2.375 to $5.50 as of December 31, 1994.

Outstanding incentive stock options and employee stock options at December 31, 1994 must be exercised within six years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at December 31, 1994 must be exercised within five to six years and certain nonqualified options may not be exercised within one year of the date of grant.

                     P.A.M. Transportation Services, Inc.

5. STOCKHOLDERS' EQUITY (CONTINUED)

Transactions in stock options under these plans are summarized as follows:

                                                               SHARES
                                                               UNDER              AGGREGATE
                                                               OPTION           OPTION PRICE
                                                              ------------------------------
January 1, 1992                                                38,000             $  142,500
 Canceled                                                     (12,500)               (46,875)
                                                              ------------------------------
December 31, 1992                                              25,500                 95,625
 Granted                                                      416,500              1,036,063
 Exercised (at exercise price of $2.75 per share)             (27,300)               (75,150)
 Canceled                                                     (26,000)               (86,500)
                                                              ------------------------------
December 31, 1993                                             388,700                970,038
 Granted                                                       10,000                 43,750
 Exercised (at exercise price of $2.375 per share)            (42,700)              (101,416)
 Canceled                                                      (8,800)               (20,900)
                                                              ------------------------------
December 31, 1994                                             347,200             $  891,472
                                                              ==============================

Options exercisable at December 31, 1994                      121,700
                                                              =======

The majority shareholder holds immediately exercisable stock warrants to purchase an aggregate of 3,092,000 shares of the Company's common stock. The warrants are exercisable at prices increasing over time to $1.50 per share in 1997, when the warrants expire. As of December 31, 1994, the exercise price is $1.25.

6. EARNINGS PER SHARE

Earnings per share assumes the exercise of stock warrants and options to purchase a total of 3,454,549, 3,434,429, and 3,125,250 shares of common stock, for 1994, 1993, and 1992, respectively. Under the treasury stock method of computing earnings per share, the number of shares of treasury stock assumed repurchased is limited to 20% of common stock outstanding, with the remaining shares assumed to be newly issued, and the excess proceeds assumed to have reduced long-term borrowings outstanding for the year.

                     P.A.M. Transportation Services, Inc.

6. EARNINGS PER SHARE (CONTINUED)

The computation of earnings per common share is summarized as follows:

                                     1994              1993              1992               1994             1993             1992
                                     ---------------------------------------------------------------------------------------------
                                                    (Primary)                                           (Fully Diluted)
Primary:
  Application of assumed
   proceeds:
    Toward repurchase of
     outstanding common
     shares at applicable
     market value (average
     market value for primary
     computation, year-end for
     fully diluted)               $4,780,271        $3,671,639         $ 954,100         $4,780,271       $4,698,823     $1,216,964
    Reduction of borrowings
     under line of credit                  -         1,027,184         2,262,588                  -                -      1,999,724
                                  -------------------------------------------------------------------------------------------------
                                  $4,780,271        $4,698,823        $3,216,688         $4,780,271       $4,698,823     $3,216,688
                                  =================================================================================================

Adjustments of net income:
  Actual net income               $3,740,310        $2,768,248        $1,442,461         $3,740,310       $2,768,248     $1,442,461
  Interest expense reduction               -            70,975           163,196                  -                -        144,236
                                  -------------------------------------------------------------------------------------------------
  Adjusted net income (A)         $3,740,310        $2,839,223        $1,605,657         $3,740,310       $2,768,248     $1,586,697
                                  =================================================================================================

Adjustment of common shares
 outstanding:
  Actual average outstanding      $4,920,749        $4,876,014        $4,867,857         $4,920,749       $4,876,014     $4,867,857
  Net additional shares
   issuable                        2,599,278         2,459,226         2,151,679          2,601,268        2,682,617      2,151,679
                                  -------------------------------------------------------------------------------------------------
  Adjusted average common
   shares outstanding (B)          7,520,027         7,335,240         7,019,536          7,522,017        7,558,631      7,019,536
                                  =================================================================================================

Net income per common share
 (A) / (B)                        $      .50        $      .39        $      .23         $      .50       $      .37     $      .23
                                  =================================================================================================

7. RELATED PARTY TRANSACTIONS

The Company provides motor carrier services to an affiliate of its majority shareholder. Revenues from these transactions totaled approximately $4,878,000, $5,441,000, and $2,930,000 for 1994, 1993, and 1992, respectively.

During 1993, the Company began leasing certain revenue equipment with an original cost of $2,706,000 to an affiliate of the majority shareholder under a direct financing lease arrangement. The Company earned interest income of $217,946 and $122,147 in 1994

                     P.A.M. Transportation Services, Inc.

7. RELATED PARTY TRANSACTIONS (CONTINUED)

and 1993, respectively, relating to this lease which is included in other income in the accompanying financial statements. The aggregate future minimum lease payments to be received under this lease are as follows:

                 1995                                         $  789,132
                 1996                                            789,132
                 1997                                            570,566
                                                              ----------
                                                               2,148,830
                 Less unearned income                            286,216
                                                              ----------
                 Present value of net minimum lease payment    1,862,614
                 Less current portion                            622,790
                                                              ----------
                                                              $1,239,824
                                                              ==========

Payments made by the Company to an affiliate of the majority shareholder for the reimbursement of operating and other expenses paid on behalf of the Company, and debt repayments made on notes payable to the affiliate aggregated approximately $14,145,000, $9,069,000, and $9,579,000 in 1994, 1993, and 1992,
respectively.

The Company, prior to 1993, purchased certain of its insurance policies through an insurance agency which is operated by one of the Company's former directors (who resigned from the Board in 1992). Premiums paid to the agency were approximately $ 1,973,000 in 1992.

The Company has entered into noncancelable operating leases for revenue equipment with an affiliate of the majority shareholder. The leases are payable monthly and are currently under a month-to-month leasing arrangement. Rent expense under these leases was $384,000 in 1994, $893,000 in 1993, and $2,903,000 in 1992.

The Company leased revenue equipment under operating leases with unrelated parties which expired in 1992. Total lease expense under these leases was $333,584 in 1992.

The Company leases certain revenue equipment under capital leases. The scheduled future minimum payments under these leases (see Note 3) at December 31, 1994 were as follows:

                 1995                                         $  925,004
                 1996                                            925,004
                 1997                                            925,004
                 1998                                            925,004
                 1999                                            693,753
                                                              ----------
                 Total minimum lease payments                  4,393,769
                 Amounts representing interest                   614,499
                                                              ----------
                 Present value of net minimum lease payments  $3,779,270
                                                              ==========

                     P.A.M. Transportation Services, Inc.

8. LEASES AND COMMITMENTS

Assets held under capitalized leases are included in property, plant and equipment as of December 31, 1994 as follows:

        Revenue equipment                $3,779,270
        Accumulated amortization            (44,092)
                                         ----------
                                         $3,735,178
                                         ==========

Capital lease obligations incurred in 1994 totaled $3,779,270.

Lease amortization is included in depreciation expense.

9. PROFIT SHARING PLAN

The Company sponsors a profit sharing plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax deductible contributions to the plan. The plan provides for annual employer matching contributions of 25% of each participant's voluntary contribution up to $400.

The Company's matching contributions to the plan totaled approximately $40,000, $28,000, and $24,000 in 1994, 1993, and 1992, respectively.

10. LITIGATION

The Company is not a party to any pending legal proceedings which management believes to be material to the financial condition of the Company. The Company maintains liability insurance against risks arising out of the normal course of its business.

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below presents quarterly financial information for 1994 and 1993:

                                                                         1994
                                                                  THREE MONTHS ENDED
                                             MARCH 31        JUNE 30      SEPTEMBER 30     DECEMBER 31
                                           -------------------------------------------------------------
Operating revenues                         $18,846,554    $19,833,308      $18,508,413      $ 18,958,828
Operating expenses                          16,982,158     17,147,870       16,251,398        16,793,866
                                           -------------------------------------------------------------
Operating income                             1,864,396      2,685,438        2,257,015         2,164,962
Other expenses - net                           697,330        688,649          680,346           671,635
Income taxes                                   408,473        798,716          689,021           597,331
                                           -------------------------------------------------------------
Net income                                 $   758,593    $ 1,198,073      $   887,648      $    895,996
                                           =============================================================
Net income per common share (primary)      $       .10    $       .16      $       .12      $        .12
                                           =============================================================
Average common and common
 equivalent shares outstanding               7,611,750      7,492,741        7,489,525         7,584,034
                                           =============================================================

                     P.A.M. Transportation Services, Inc.

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

                                                                         1994
                                                                  THREE MONTHS ENDED
                                             MARCH 31        JUNE 30      SEPTEMBER 30     DECEMBER 31
                                           -------------------------------------------------------------
Operating revenues                         $16,693,182    $17,857,314      $17,601,303       $18,086,589
Operating expenses                          15,638,440     16,316,825       16,226,805        16,757,698
                                           -------------------------------------------------------------
Operating income                             1,054,742      1,540,489        1,374,498         1,328,891
Other expenses - net                           387,898        535,807          676,554           609,373
Income taxes                                    43,345         92,025           91,901            93,469
                                           -------------------------------------------------------------
Net income                                 $   623,499    $   912,657      $   606,043       $   626,049
                                           =============================================================
Net income per common share
 (primary)                                 $       .09    $       .13      $       .08       $       .08
                                           =============================================================
Average common and common
 equivalent shares outstanding               7,138,619      7,408,458        7,401,312         7,570,161
                                           =============================================================

12. SUBSEQUENT EVENT--ACQUISITION

On January 31, 1995, the Company acquired substantially all the assets and liabilities of Choctaw Express, Inc. and Choctaw Brokerage, Inc. based in Oklahoma, (collectively "Choctaw Group"). The total purchase price for the Choctaw Group was approximately $2.5 million, subject to closing audit adjustments. The acquisition was financed through borrowings under the Company's bank line of credit agreement and available cash, and the acquisition will be accounted for under the purchase method. The Choctaw Group had sales for the year ended December 31, 1994 of approximately $12 million.

The Company will also pay $325,000 per year for a five year noncompete and employment agreement with the former sole shareholder of Choctaw.

                                   PART III

    Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held on May 25, 1995. The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information responsive to this item is incorporated by reference from the section entitled "Election of Directors" contained in the proxy statement.

ITEM 11.  EXECUTIVE COMPENSATION.

       The information responsive to this item is incorporated by reference from the section entitled "Executive Compensation" contained in the proxy statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information responsive to this item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the proxy statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information responsive to this item is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" contained in the proxy statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.    Financial Statements and Auditors' Report.

       The following financial statements and auditors' report have been filed as Item 8 in Part II of this report:

                 Report of Independent Auditors

                 Consolidated Balance Sheets - December 31, 1994 and 1993

                 Consolidated Statements of Income - Years ended December 31, 1994, 1993 and 1992

                 Consolidated Statements of Shareholders' Equity - Years ended December 31, 1994, 1993 and 1992

                 Consolidated Statements of Cash Flows - Years ended December 31, 1994, 1993 and 1992

                 Notes to Consolidated Financial Statements

(a)  2.    Financial Statement Schedules.

       The following supporting financial statement schedule is filed with this report:

             II     -   Valuation and Qualifying Accounts - Years Ended
                        December 31, 1994, 1993 and 1992


       All other schedules are omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.

(a) 3.           Exhibits.

       The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Form S-1 Registration Statement under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986 ("1986 S-1"); (ii) the Annual Report on Form 10-K for the year ended December 31, 1987 ("1987 10-K"); (iii) the Annual Report on Form 10-K for the year ended December 31, 1991 ("1991 10-K"); (iv) the Annual Report on Form 10-K for the year ended December 31, 1992 ("1992 10-K"); (v) the Annual Report on Form 10-K for the year ended December 31, 1993 ("1993 Form 10-K");
(vi) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 ("6/30/94 10-Q"); or (vii) the Current Report on Form 8-K dated January 31, 1995 ("1/31/95 8-K").

Exhibit #                           Description of Exhibit
---------        --------------------------------------------------------------
*2.1        -    Stock Purchase Agreement dated January 31, 1995 by and among
                 Registrant, Choctaw Express, Inc., Choctaw Brokerage, Inc. and
                 Joe M. Bussell (Exh. 2.1, 1/31/95 8-K).

*3.1        -    Amended and Restated Certificate of Incorporation of the
                 Registrant (Exh. 3.1, 1986 S-1)

*3.1.1      -    Amendment to Certificate of Incorporation dated June 24, 1987
                 (Exh. 3.1.1, 1987 10-K)

*3.2        -    Amended and Restated By-Laws of the Registrant (Exh. 3.2, 1986
                 S-1)

*3.2.1      -    Amendment to Article I, Section 3 of By-Laws of Registrant
                 (Exh. 3.2.1, 1986 S-1)

*3.2.2      -    Amendments to By-Laws of Registrant adopted May 7, 1987 (Exh.
                 3.2.2, 1987 10-K)

*3.2.3      -    Amendments to By-Laws of Registrant adopted January 4, 1993
                 (Exh. 3.2.3, 1992 10-K)

*4.1        -    Specimen Stock Certificate (Exh. 4.1, 1986 S-1)

*4.2.       -    Loan Agreement dated July 26, 1994 among First Tennessee Bank
                 National Association, Registrant and P.A.M. Transport, Inc.
                 together with Promissory Note (Exh. 4.1, 6/30/94 10-Q)

*4.2.1      -    Security Agreement dated July 26, 1994 between First Tennessee
                 Bank National Association and P.A.M.  Transport, Inc. (Exh.
                 4.2, 6/30/94 10-Q)

            - No other long-term debt instrument of the Registrant or its subsidiaries authorizes indebtedness exceeding 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis and the Registrant hereby undertakes to provide the Commission upon request with any long-term debt instrument not filed herewith.

*10.1       -    Incentive Stock Option Plan, dated July 25, 1986 (Exh. 10.2,
                 1986 S-1)

*10.1.1     -    Amendment to 1986 Incentive Stock Option Plan, dated June 2,
                 1987 (Exh. 10.2.1, 1987 10-K)

*10.2       -    Non-Qualified Stock Option Plan, dated July 25, 1986 (Exh.
                 10.3, 1986 S-1)


*10.2.1     -    Amendment No. 1 to Non-Qualified Stock Option Plan (Exh.
                 10.2.1, 1993 10-K)

*10.3       -    Employment Agreement between the Registrant and Robert W.
                 Weaver dated December 29, 1989 (Exh. 10.4, 1991 10-K)

*10.3.1     -    Amendment dated March 2, 1993 to Employment Agreement between the Registrant and Robert W. Weaver (Exh.  10.3.1, 1993 10-K)

 10.4       -    Incentive Compensation Plan of Registrant adopted January 10,
                 1995 for fiscal years 1994 and 1995.

*10.5       -    Non-Competition Agreement dated January 31, 1995 between
                 Registrant and Joe M. Bussell (Exh. 10.1, 1/31/95 8-K)

 21.1       -    Subsidiaries of the Registrant

 23.1       -    Consent of Ernst & Young LLP

 27         -    Financial Data Schedule (for SEC purposes)


 (b)        Reports on Form 8-K.

            No reports on Form 8-K were filed during the fourth quarter ended December 31, 1994.

                                                                     Schedule II

                      P.A.M. Transportation Services, Inc.

                       Valuation and Qualifying Accounts

                  Years ended December 31, 1994, 1993 and 1992

                      COLUMN A                 COLUMN B                  COLUMN C                 COLUMN D                  COLUMN F
------------------------------------------------------------------------------------------------------------------------------------
                                                                        ADDITIONS
                                                                        ---------
                                                                                 CHARGED TO
                                              BALANCE AT        CHARGED TO        OTHER                                     BALANCE
                                              BEGINNING         COSTS AND        ACCOUNTS         DEDUCTIONS                 AT END
                    DESCRIPTION               OF PERIOD         EXPENSES        --DESCRIBE       --DESCRIBE                OF PERIOD
------------------------------------------------------------------------------------------------------------------------------------
               1994 - Allowance for
                 doubtful accounts             $135,275         $114,014           $ -           $ 9,946(A)                 $239,343

               1993 - Allowance for
                 doubtful accounts              133,374           51,163             -            49,262(A)                  135,275

               1992 - Allowance for
                 doubtful accounts              131,224           20,564             -             8,414(A)                  133,374

               Note A- Accounts written off.


                                  SIGNATURES

            Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               P.A.M. TRANSPORTATION SERVICES, INC.

Dated:  March 28, 1995         By:  /s/ Robert W. Weaver
                                    -------------------------------------------
                                    ROBERT W. WEAVER
                                    President and Chief Executive Officer
                                    (principal executive officer)

Dated:  March 28, 1995         By:  /s/ Larry J. Goddard
                                    -------------------------------------------
                                    LARRY J. GODDARD, Vice President - Finance,
                                    Chief Financial Officer, Secretary and
                                    Treasurer (principal financial and
                                    accounting officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                               P.A.M. TRANSPORTATION SERVICES, INC.


Dated:  March 28, 1995         By:  /s/ Robert W. Weaver
                                    -------------------------------------------
                                    ROBERT W. WEAVER,
                                    President and Chief Executive Officer,
                                    Director


Dated:  March 28, 1995         By:  /s/ Ronald W. Lech
                                    -------------------------------------------
                                    RONALD W. LECH, Director


Dated:  March 28, 1995         By:  /s/ Matthew T. Moroun
                                    -------------------------------------------
                                    MATTHEW T. MOROUN, Director


Dated:  March 28, 1995         By:  /s/ William E. Morrissey
                                    -------------------------------------------
                                    WILLIAM E. MORRISSEY, Director


Dated:  March 28, 1995         By:  /s/ Beryl L. Shroyer
                                    -------------------------------------------
                                    BERYL L. SHROYER, Director


Dated:  March 28, 1995         By:  /s/ Daniel C. Sullivan
                                    -------------------------------------------
                                    DANIEL C. SULLIVAN, Director

                                 EXHIBIT INDEX

                                                                                   Sequential
Exhibit No.                                 Description                            Page Number
-----------        ---------------------------------------------------------       -----------

  10.4             Revised Incentive Compensation Plan of Registrant adopted
                   January 10, 1995 for fiscal 1994 and 1995

  21.1             Subsidiaries of the Registrant

  23.1             Consent of Ernst & Young LLP

  27               Financial Data Schedule (for SEC purposes)