Form 10-Q
period 1995-03-31
PAM TRANSPORTATION SERVICES INC
filed 1995-05-15
CIK 798287

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

( x )                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1995

                                       OR

 (    )               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ________________  to  _________________

  Commission File Number    0-15057

                      P.A.M. TRANSPORTATION SERVICES, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                     71-0633135
              --------                                     ----------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

                  Highway 412 West, Tontitown, Arkansas 72770
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (501) 361-9111
              (Registrants telephone number, including area code)


                                      N/A
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X              No
   -----              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                               Outstanding at May 8,1995
                -----                               -------------------------
     Common Stock, $.01 Par Value                           4,968,657

                        PART I  -  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

P.A.M. TRANSPORTATION SERVICES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    March 31,            December 31,
                                                                      1995                  1994
                                                                      ----                  ----
                                                                   (unaudited)             (note)
 ASSETS
 Current assets:
     Cash and cash equivalents                                      $   577,703          $ 4,077,854
     Receivables:
         Trade, net of allowance                                     11,966,156            8,498,364
         Other                                                          324,223              481,986
     Equipment held for sale                                          1,164,262            1,164,262
     Prepaid expenses                                                 2,598,382            2,870,033
     Investment in direct financing lease                               639,299              622,790
     Income taxes refundable                                            283,405              154,313
     Other                                                              698,039              578,679
                                                                     ----------          -----------
         Total current assets                                        18,251,469           18,448,281

 Property and equipment, at cost                                     67,946,991           64,299,609
     Less:  accumulated depreciation                                (21,317,354)         (19,316,030)
                                                                     ----------          -----------
         Net property and equipment                                  46,629,637           44,983,579



 Other assets:
     Investment in direct financing lease, less current portion       1,073,673            1,239,824
     Excess of cost over net assets acquired                          1,039,588              602,214
     Non compete agreement                                            1,319,612                    0
     Other                                                               50,000               50,000
                                                                     ----------          -----------
          Total other assets                                          3,482,873            1,892,038
                                                                     ----------          -----------
                                                                    $68,363,979          $65,323,898
                                                                     ==========           ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
     Current maturities of long-term debt                           $11,253,251          $10,358,442
     Trade accounts payable                                           6,735,545            4,983,179
     Deferred income taxes                                              245,698              368,866
     Other current liabilities                                        3,323,660            2,456,504
                                                                     ----------          -----------
          Total current liabilities                                  21,558,154           18,166,991


 Long-term debt, less current portion                                28,692,768           32,206,125
 Non compete agreement                                                1,373,779                    0
 Deferred income taxes                                                2,629,707            1,917,198

 Common stockholders' equity:
     Common stock                                                        49,652               49,379
     Additional paid-in capital                                      13,187,806           13,123,241
     Retained earnings (deficit)                                        872,113             (139,036)
                                                                     ----------          -----------
         Total stockholders' equity                                  14,109,571           13,033,584
                                                                     ----------          -----------
                                                                    $68,363,979          $65,323,898
                                                                     ==========           ==========

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                     P.A.M. TRANSPORTATION SERVICES, INC.
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                      Three Months Ended
                                                           March 31,
                                                     1995            1994
                                                     ----            ----
Operating revenues                               $22,083,502     $18,846,554

Operating expenses:
 Salaries, wages and benefits                     10,087,053       8,109,011
 Operating supplies                                4,022,180       4,000,689
 Rent and purchased transportation                   603,537         357,158
 Depreciation and amortization                     2,014,533       1,672,780
 Operating taxes and licenses                      1,374,382       1,332,637
 Insurance and claims                              1,022,887         986,705
 Communications and utilities                        161,544         223,908
 Other                                               426,527         299,270

                                                 -----------     -----------
                                                  19,712,643      16,982,158

                                                 -----------     -----------
Operating income                                   2,370,859       1,864,396
Other income (expense)
 Interest expense                                   (787,615)       (727,682)
 Other                                                47,641          59,941

                                                 -----------     -----------
                                                    (739,974)       (667,741)
Income before income taxes and
 dividends on redeemable preferred stock           1,630,885       1,196,655

Income taxes--current                                114,580          16,530
            --deferred                               505,156         391,943

                                                 -----------     -----------
                                                     619,736         408,473

                                                 -----------     -----------
Income before dividends on
 redeemable preferred stock                        1,011,149         788,182
Accrued dividends on redeemable
 preferred stock                                           0          29,589
                                                 -----------     -----------
Net income                                       $ 1,011,149     $   758,593
                                                 ===========     ===========

Net income per share                             $      0.13     $      0.10
                                                 ===========     ===========
Average common and common
 equivalent shares outstanding                     7,647,680       7,571,958
                                                 ===========     ===========

        See notes to condensed consolidated financial statements.

                     P.A.M. TRANSPORTATION SERVICES, INC.
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                        Three Months Ended
                                                                             March 31,

                                                                    1995                    1994
                                                                    ----                    ----
OPERATING ACTIVITIES
Net income                                                       $ 1,011,149            $   758,593
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
    Depreciation and amortization                                  2,014,533              1,672,780
    Non compete agreement amortization                                54,167                      0
    Provision for doubtful accounts                                        0                 18,746
    Provision for deferred income taxes                              505,156                391,943
    Accrued dividends on redeemable preferred stock                        0                 29,589
    Changes in operating assets and liabilities:
       Accounts receivable                                        (2,392,439)              (476,435)
       Prepaid expenses and other current assets                     175,269               (160,785)
       Accounts payable                                            1,124,892                237,072
       Accrued expenses                                              752,679              1,307,337

                                                                 -----------            -----------
       Net cash provided by operating activities                   3,245,406              3,778,840

INVESTING ACTIVITIES
Purchases of property and equipment                               (3,156,749)            (5,132,382)
Proceeds from sale or disposal of property and
 equipment                                                               550                  3,000
Lease payments received on direct financing lease                    149,642                134,774

                                                                 -----------            -----------
Net cash used in investing activities                             (3,006,557)            (4,994,608)

FINANCING ACTIVITIES
Borrowings under lines of credit                                  22,296,433              9,859,338
Repayments under lines of credit                                 (25,119,257)           (10,748,721)
Borrowing of long-term debt                                        2,788,150              5,035,186
Repayments of long-term debt                                      (2,583,874)            (2,034,009)
Choctaw acquisition less cash acquired of $1,219,079 (Note C)     (1,185,290)                     0
Redemption of preferred stock                                              0             (4,425,205)
Proceeds from exercise of stock options                               64,838                 40,613

                                                                 -----------            -----------
Net cash used in financing activities                             (3,739,000)            (2,272,798)

                                                                 -----------            -----------
Net decrease in cash and cash equivalents                         (3,500,151)            (3,488,566)

Cash and cash equivalents at beginning of period                   4,077,854              3,621,642

                                                                 -----------            -----------
Cash and cash equivalents at end of period                       $   577,703            $   133,076
                                                                 ===========            ===========

       See notes to condensed consolidated financial statements.

                     P.A.M. TRANSPORTATION SERVICES, INC.
                               AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 1995


NOTE A: BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE B:  NOTES PAYABLE AND LONG-TERM DEBT
In the first three months of 1995, the Company's subsidiary, P.A.M. Transport, Inc., entered into installment obligations for the purchase of replacement revenue equipment in the aggregate amount of $2.8 million payable in 48 and 60 monthly installments at an interest rate ranging from 8% to 8.5%.

NOTE C:  ACQUISITION
On January 31, 1995, the Company acquired 100% of the outstanding capital stock of Choctaw Express, Inc. and Choctaw Brokerage, Inc. based in Oklahoma City, (collectively "Choctaw "). Assets of approximately $2.7 million were acquired and liabilities of approximately $.7 million were assumed. The total purchase price for Choctaw was $2,530,915 in cash, subject to closing audit adjustments. The Company paid an initial payment of $2,404,369 which was financed through borrowings under the Company's bank line of credit agreement and available cash. The remaining balance due is included in other current liabilities in the accompanying consolidated financial statements. The final payment will be funded through borrowings under the Company's bank line of credit agreement and available cash.

The acquisition has been accounted for under the purchase method, effective January 31, 1995, with operations of Choctaw included in the Company's financial statements for the two months ended March 31, 1995. The purchase price has been allocated to assets and liabilities based on their estimated fair values as of the date of acquisition. Approximately $451,000 of goodwill was recorded as a result of the purchase allocation and is being amortized over a 30-year period. A final allocation of the purchase price will be completed in 1995 based on determination of the final purchase price. The final allocation is not expected to vary materially from amounts previously recorded. The Company will also pay $325,000 per year for a five year noncompete agreement with the former sole shareholder of Choctaw.

Pro forma unaudited financial information (as if the Choctaw acquisition was completed at the beginning of the respective periods) for the first quarter of 1995 and 1994 is provided below:

                                                                        Three Months Ended,
                                                                             March 31,
                                                                   1995                    1994
                                                                   ----                    ----
Operating revenues                                             $22,950,562              $21,640,987
Operating expenses                                              20,478,941               19,684,879
                                                               -----------              -----------
Operating income                                                 2,471,621                1,956,108
Interest expense                                                   760,978                  762,556
Income taxes                                                       650,044                  419,384
                                                               -----------              -----------
Net income                                                     $ 1,060,599              $   774,169
                                                               ===========              ===========
Net income per common share (primary)                          $      0.14              $      0.10
                                                               ===========              ===========
Average common and common equivalent shares outstanding          7,647,680                7,571,958
                                                               ===========              ===========

The above pro forma unaudited financial information does not purport to be indicative of the results which actually would have occurred had the acquisition been made at the beginning of the respective periods.

                        PART I - FINANCIAL INFORMATION

          Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1995 VS. THREE MONTHS ENDED MARCH 31, 1994

For the quarter ended March 31, 1995 revenues increased 17.2% to $22.1 million as compared to $18.8 million for the quarter ended March 31, 1994. The main factors for the increase in revenues were (1) a 10.7% increase in average tractors from 569 in 1994 to 630, of which 55 were added in connection with the acquisition of Choctaw which produced revenues of $1.8 million for the first quarter of 1995, and (2) improved utilization of equipment by increasing revenue per tractor per work day by 4.3% for the first quarter of 1995 compared to the first quarter of 1994.

The Company's operating ratio improved from 90.1% of revenues in the first quarter of 1994 to 89.3% in the first quarter of 1995.

Salaries, wages and benefits increased from 43% of revenues in the first quarter of 1994 to 45.7% of revenues in the first quarter of 1995. The major factors were as follows: an increase in owner operator expense, an increase in the Arkansas unemployment rate from .5% in the first quarter of 1994 to 2.4% for the first quarter of 1995, and the accrual of bonus compensation related to the Company's Incentive Compensation Plan.

Operating supplies and expenses decreased from 21.2% of revenues in the first quarter of 1994 to 18.2% of revenues in the first quarter of 1995, as the Company continues to modernize its fleet. The largest areas of savings were realized in repairs and maintenance where a 2% reduction was recorded, coupled with a 1.2% decrease in fuel expense.

Rent and purchased transportation increased from 1.9% of revenues in the first quarter of 1994 to 2.7% of revenues in the first quarter of 1995. This was primarily due to the use of rental equipment by Choctaw, which was acquired by the Company on January 31, 1995. The majority of the rental equipment has been replaced by Company owned equipment. Management expects cost reductions will be recognized in the second quarter related to the change to Company owned equipment at Choctaw.

The Company incurred an increase in depreciation expense as a result of the new equipment being placed into service. Depreciation expense increased from 8.9% of revenues in the first quarter of 1994 to 9.1% of revenues in the first quarter of 1995.

Operating taxes and licenses as a percent of revenues decreased from 7.1% in the first quarter of 1994 to 6.2% in the first quarter of 1995 due largely to lower accruals of state fuel tax expenses.

Insurance and claims expense decreased from 5.2% of revenues in the first quarter of 1994 to 4.6% of revenues in the first quarter of 1995. This decrease was due to premium reductions as a result of continued favorable loss experience and lower costs due to self insurance arrangements.

LIQUIDITY AND CAPITAL RESOURCES


The Company's principal subsidiary, P.A.M. Transport, Inc., has a $7.5 million secured bank line of credit subject to borrowing limitations. Outstanding advances on this line of credit were approximately $2.7 million (at an interest rate of 8.63%) at March 31, 1995. The Company's borrowing base limitation at March 31, 1995 was $6.6 million. The line of credit is guaranteed by the Company and matures May 31, 1996.

The Company entered into installment obligations in the first quarter of 1995 for the purchase of replacement revenue equipment for approximately $2.8 million payable in 48 and 60 monthly installments at an interest rate ranging from 8% to 8.5%.

During 1995 the Company plans to replace 185 trailers and 155 tractors and expects to incur additional debt of approximately $12 million.

Operating results during the first quarter of 1995 provided net cash from operations of approximately $3.2 million.

Management of the Company believes that its cash requirements for 1995 will be adequately met from operating cash flows and the Company's available credit line.



ACQUISITION


On January 31, 1995, the Company acquired 100% of the outstanding capital stock of Choctaw Express, Inc. and Choctaw Brokerage, Inc. based in Oklahoma City, (collectively "Choctaw"). The total purchase price for Choctaw was approximately $2.5 million in cash, subject to closing audit adjustments. The acquisition was financed through borrowings under the Company's bank line of credit agreement and available cash, and the acquisition will be accounted for under the purchase method, effective January 31, 1995 with operations included in the Company's financial statements beginning on the acquisition date. The Company will also pay $325,000 per year for a five year noncompete agreement with the former sole shareholder of Choctaw. See Note C to the accompanying condensed consolidated financial statements (unaudited).

                        PART II.     OTHER INFORMATION




Item 6.    Exhibits and Reports on Form 8-K.


    (a)    The following exhibits are filed with this report:


             11      Statement Re:   Computation of Per Share Earnings

             27      Financial Data Schedule (for SEC purposes only)


    (b)    Reports on Form 8-K

             The Company filed the following report on Form 8-K during the three months ended March 31, 1995:

             (1) Current Report on Form 8-K (Event: January 31, 1995) filed on February 9, 1995 regarding the acquisition of Choctaw Express, Inc. and Choctaw Brokerage, Inc.

                                  SIGNATURES



Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        P.A.M. TRANSPORTATION SERVICES, INC.




Dated:   May 12, 1995
By:                                     Robert W. Weaver
   ---------------------------          ---------------------------------------
                                        President and Chief Executive Officer
                                            (principal executive officer)






Dated:   May 12, 1995
By:                                     Larry J. Goddard
   ---------------------------          ---------------------------------------
                                        Vice President-Finance, Chief Financial
                                             Officer, Secretary and Treasurer
                                             (principal accounting and
                                             financial officer)