Form 10-Q
period 1995-06-30
PAM TRANSPORTATION SERVICES INC
filed 1995-08-10
CIK 798287

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

     (Mark One)

     ( x )       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30, 1995
                                     -------------

                                       OR

     (   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
                                    ----------------    -----------------

     Commission File Number  0-15057
                             -------

                      P.A.M. TRANSPORTATION SERVICES, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                     71-0633135
             --------                                     ----------
   (State or other jurisdiction                       (I.R.S. Employer
   incorporation or organization)                     Identification No.)

                  Highway 412 West, Tontitown, Arkansas  72770
                  --------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (501) 361-9111
                                 --------------
              (Registrants telephone number, including area code)

                                      N/A
                                      ---
             (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No
    -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                   Outstanding at August 7, 1995
                -----                   -----------------------------
     Common Stock, $.01 Par Value                  4,977,957

                        PART I  -  FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               June 30,                December 31,
                                                                                 1995                      1994
                                                                                 ----                      ----
 ASSETS                                                                       (unaudited)                 (note)
 Current assets:
      Cash and cash equivalents                                               $     84,091             $  4,077,854
      Receivables:
           Trade, net of allowance                                              11,572,769                8,498,364
           Other                                                                   262,172                  481,986
      Equipment held for sale                                                      974,012                1,164,262
      Prepaid expenses                                                           2,320,103                2,870,033
      Investment in direct financing lease                                         656,245                  622,790
      Income taxes refundable                                                       10,495                  154,313
      Other                                                                        696,492                  578,679
                                                                              ------------             ------------
           Total current assets                                                 16,576,379               18,448,281

 Property and equipment, at cost                                                71,916,983               64,299,609
      Less:  accumulated depreciation                                          (20,860,883)             (19,316,030)
                                                                              ------------             ------------
           Net property and equipment                                           51,056,100               44,983,579

 Other assets:
      Investment in direct financing lease, less current portion                   903,117                1,239,824
      Excess of cost over net assets acquired (Note C)                           1,074,511                  602,214
      Non compete agreement (Note C)                                             1,238,362                        0
      Other                                                                         50,000                   50,000
                                                                              ------------             ------------
           Total other assets                                                    3,265,990                1,892,038
                                                                              ------------             ------------
                                                                              $ 70,898,469             $ 65,323,898
                                                                              ============             ============
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
      Current maturities of long-term debt                                    $ 12,731,930             $ 10,358,442
      Trade accounts payable                                                     3,805,202                4,983,179
      Deferred income taxes                                                        116,093                  368,866
      Other current liabilities                                                  2,600,405                2,456,504
                                                                              ------------             ------------
           Total current liabilities                                            19,253,630               18,166,991

 Long-term debt, less current portion                                           31,257,115               32,206,125
 Non compete agreement (Note C)                                                  1,373,779                        0
 Deferred income taxes                                                           3,291,972                1,917,198

 Common Stockholders' equity:
      Common stock                                                                  49,695                   49,379
      Additional paid-in capital                                                13,197,975               13,123,241
      Retained earnings (deficit)                                                2,474,303                 (139,036)
                                                                              ------------             ------------
           Total common stockholders' equity                                    15,721,973               13,033,584
                                                                              ------------             ------------
                                                                              $ 70,898,469             $ 65,323,898
                                                                              ============             ============

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

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                            June 30,

                                                   1995               1994             1995             1994
                                                   ----               ----             ----             ----
 Operating revenues                            $ 23,833,493      $ 19,833,308     $ 45,916,996     $ 38,679,862

 Operating expenses:
   Salaries, wages and benefits                  10,243,678         8,901,576       20,330,731       17,010,588
   Operating supplies                             4,222,097         3,662,174        8,244,277        7,662,862
   Rent and purchased transportation                299,505           259,112          903,042          616,270
   Depreciation and amortization                  2,213,867         1,808,559        4,228,400        3,481,339
   Operating taxes and licenses                   1,414,705         1,220,030        2,789,087        2,552,667
   Insurance and claims                           1,115,103           984,425        2,137,990        1,971,130
   Communications and utilities                     243,922           206,307          405,466          430,215
   (Gain) loss on sale of equipment                 247,000          (208,732)         247,000         (208,732)
   Other                                            421,222           314,418          847,750          613,689
                                               ------------      ------------     ------------     ------------
                                                 20,421,099        17,147,869       40,133,743       34,130,028
                                               ------------      ------------     ------------     ------------
 Operating income                                 3,412,394         2,685,439        5,783,253        4,549,834
 Other income (expense)
   Interest expense                                (871,891)         (745,017)      (1,659,506)      (1,472,698)
   Other                                             43,674            59,368           91,314          116,309
                                               ------------      ------------     ------------     ------------
                                                   (828,217)         (688,649)      (1,568,192)      (1,356,389)
 Income before income taxes and
   dividends on redeemable preferred
   stock                                          2,584,177         1,996,790        4,215,061        3,193,445

 Income taxes--current                              431,526           363,775          546,106          380,305
             --deferred                             550,461           434,941        1,055,617          826,884
                                               ------------      ------------     ------------     ------------
                                                    981,987           798,716        1,601,723        1,207,189
                                               ------------      ------------     ------------     ------------
 Income before dividends on
   redeemable preferred stock                     1,602,190         1,198,074        2,613,338        1,986,256
 Accrued dividends on redeemable
   preferred stock                                        0                 0                0           29,589
                                               ------------      ------------     ------------     ------------
 Net income                                    $  1,602,190      $  1,198,074     $  2,613,338     $  1,956,667
                                               ============      ============     ============     ============

                                               $       0.21      $       0.16     $       0.34     $       0.26
                                               ============      ============     ============     ============
 Net income per share

 Average common and common
  equivalent shares outstanding                   7,604,724         7,492,741        7,626,268        7,557,222
                                               ============      ============     ============     ============

         See notes to condensed consolidated financial statements.

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                            Six Months Ended
                                                                                June 30,

                                                                          1995             1994
                                                                          ----             ----
 OPERATING ACTIVITIES
 Net income                                                           $  2,613,338     $  1,956,667
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                      4,228,400        3,481,339
      Non compete agreement amortization                                   135,417                0
      (Gain) loss on retirement of property and equipment                  247,000         (208,732)
      Provision for doubtful accounts                                            0           36,857
      Provision for deferred income taxes                                1,271,862        1,004,030
      Accrued dividends on redeemable preferred stock                            0           29,589
      Changes in operating assets and liabilities:
          Accounts receivable                                           (1,940,492)         483,653
          Prepaid expenses and other current assets                        766,173           27,171
          Accounts payable                                              (1,685,046)        (543,806)
          Accrued expenses                                                (289,226)       1,026,107
                                                                      ------------     ------------
 Net cash provided by operating activities                               5,347,426        7,292,875

 INVESTING ACTIVITIES
 Purchases of property and equipment                                    (1,868,946)        (134,718)
 Proceeds from sale or disposal of property and
   equipment                                                             1,421,550        1,290,269
 Lease payments received on direct financing lease                         303,252          273,120
                                                                      ------------     ------------
 Net cash provided by (used in) investing activities                      (144,144)       1,428,671

 FINANCING ACTIVITIES
 Borrowings under lines of credit                                       48,263,159       17,066,807
 Repayments under lines of credit                                      (48,417,492)     (20,030,989)
 Repayments of long-term debt                                           (7,818,072)      (4,357,909)
 Choctaw acquisition less cash acquired of $1,219,079 (Note C)          (1,299,690)               0
 Redemption of preferred stock                                                   0       (4,425,205)
 Proceeds from exercise of stock options                                    75,050           70,303
                                                                      ------------     ------------
 Net cash used in financing activities                                  (9,197,045)     (11,676,993)
                                                                      ------------     ------------
 Net decrease in cash and cash equivalents                              (3,993,763)      (2,955,447)

 Cash and cash equivalents at beginning of period                        4,077,854        3,621,642
                                                                      ------------     ------------
 Cash and cash equivalents at end of period                           $     84,091     $    666,195
                                                                      ============     ============

       See notes to condensed consolidated financial statements.

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1995

NOTE A: BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE B:  NOTES PAYABLE AND LONG-TERM DEBT
In the first six months of 1995, the Company's subsidiary, P.A.M. Transport, Inc., entered into installment obligations for the purchase of revenue equipment in the aggregate amount of $9.5 million payable in 48 and 60 monthly installments at an interest rate ranging from 7.3% to 8.5%.

NOTE C:  ACQUISITION
On January 31, 1995, the Company acquired 100% of the outstanding capital stock of Choctaw Express, Inc. and Choctaw Brokerage, Inc. based in Oklahoma City, (collectively "Choctaw"). Assets of approximately $2.7 million were acquired and liabilities of approximately $.8 million were assumed. The total purchase price for Choctaw was $2,518,769 in cash, subject to closing audit adjustments. The Company paid an initial payment of $2,404,369 which was financed through borrowings under the Company's bank line of credit agreement and available cash. The remaining balance due is included in other current liabilities in the accompanying consolidated financial statements. The final payment will be funded through borrowings under the Company's bank line of credit agreement and available cash.

The acquisition has been accounted for under the purchase method, effective January 31, 1995, with operations of Choctaw included in the Company's financial statements for the five months ended June 30, 1995. The purchase price has been allocated to assets and liabilities based on their estimated fair values as of the date of acquisition. Approximately $500,320 of goodwill was recorded as a result of the purchase allocation and is being amortized over a 30-year period. A final allocation of the purchase price will be completed in 1995 based on determination of the final purchase price. The final allocation is not expected to vary materially from amounts previously recorded. The Company will also pay $325,000 per year for a five year noncompete agreement with the former sole shareholder of Choctaw.

Pro forma unaudited financial information (as if the Choctaw acquisition was completed at the beginning of the respective periods) for the first six months of 1995 and 1994 is provided below:

                                                                            Six Months Ended,
                                                                                 June 30,

                                                                        1995                1994
                                                                        ----                ----
 Operating revenues                                                 $ 46,784,056        $ 44,992,978
 Operating expenses                                                   40,900,041          40,173,871
                                                                    ------------        ------------
 Operating income                                                      5,884,015           4,819,107
 Interest expense                                                      1,589,196           1,476,542
 Income taxes                                                          1,632,031           1,337,026
                                                                    ------------        ------------
 Net income                                                         $  2,662,788        $  2,005,539
                                                                    ============        ============
 Net income per common share (primary)                              $       0.35        $       0.27
                                                                    ============        ============
 Average common and common equivalent shares outstanding               7,626,268           7,557,222
                                                                    ============        ============

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

                         PART I - FINANCIAL INFORMATION

           Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995 VS. THREE MONTHS ENDED JUNE 30, 1994

For the quarter ended June 30, 1995 revenues increased 20.2% to $23.8 million as compared to $19.8 million for the quarter ended June 30, 1994. The main factor for the increase in revenues was a 19.3% increase in average tractors from 575 in 1994 to 686 in 1995, of which 55 were added in connection with the acquisition of Choctaw which produced revenues of $2 million for the second quarter of 1995.

The Company's operating ratio improved from 86.5% of revenues in the second quarter of 1994 to 85.7% in the second quarter of 1995.

Salaries, wages and benefits decreased from 44.9% of revenues in the second quarter of 1994 to 43% of revenues in the second quarter of 1995. The major factors were a 1.1% decrease in workmen's compensation expense and a .6% decrease in maintenance wages.

Operating supplies and expenses decreased from 18.5% of revenues in the second quarter of 1994 to 17.7% of revenues in the second quarter of 1995, as the Company continues to modernize its fleet. The largest areas of savings were realized in repairs and maintenance where a 1.9% reduction was recorded.

The Company incurred an increase in depreciation expense as a result of the new equipment being placed into service. Depreciation expense increased from 9.1% of revenues in the second quarter of 1994 to 9.3% of revenues in the second quarter of 1995.

Insurance and claims expense decreased from 5% of revenues in the second quarter of 1994 to 4.7% of revenues in the second quarter of 1995. This decrease was due to premium reductions as a result of continued favorable loss experience.

SIX MONTHS ENDED JUNE 30, 1995 VS. SIX MONTHS ENDED JUNE 30, 1994

For the six months ended June 30, 1995 revenues increased 18.6% to $45.9 million as compared to $38.7 million for the six months ended June 30, 1994. The main factors for the increase in revenues was a 15% increase in average tractors from 572 in 1994 to 658 in 1995, of which 55 were added in connection with the acquisition of Choctaw which produced revenues of $3.8 million for the first six months of 1995.

The Company's operating ratio improved from 88.2% of revenues in the first six months of 1994 to 87.4% in the first six months of 1995.

Operating supplies and expenses decreased from 19.8% of revenues in the first six months of 1994 to 18% of revenues in the first six months of 1995, as the Company continues to modernize its fleet. The largest areas of savings were realized in repairs and maintenance where a 1.5% reduction was recorded.

Rent and purchased transportation increased from 1.6% of revenues in the first six months of 1994 to 2% of revenues in the first six months of 1995. This was primarily due to the use of rental equipment by Choctaw, which was acquired by the Company on January 31, 1995. The majority of the rental equipment has been replaced by Company owned equipment during the period since January 31.

The Company incurred an increase in depreciation expense as a result of the new equipment being placed into service. Depreciation expense increased from 9% of revenues in the first six months of 1994 to 9.2% of revenues in the first six months of 1995.

Operating taxes and licenses as a percent of revenues decreased from 6.6% in the first six months of 1994 to 6.1% in the first six months of 1995 due largely to lower accruals of state fuel tax expenses.

Insurance and claims expense decreased from 5.1% of revenues in the first six months of 1994 to 4.7% of revenues in the first six months of 1995. This decrease was due to premium reductions as a result of continued favorable loss experience.

The Company's income tax rate differs from the expected rate primarily due to state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal subsidiary, P.A.M. Transport, Inc., has a $10 million secured bank line of credit subject to borrowing limitations. Outstanding advances on this line of credit were approximately $2.8 million (at an interest rate of 8.63%) at June 30, 1995. The Company's borrowing base limitation at June 30, 1995 was $8 million. The line of credit is guaranteed by the Company and matures May 31, 1997.

The Company entered into installment obligations in the first six months of 1995 for the purchase of revenue equipment for approximately $9.5 million payable in 48 and 60 monthly installments at an interest rate ranging from 7.3% to 8.5%.

During the remainder of 1995 the Company plans to replace 50 trailers and 151 tractors and expects to incur additional debt of approximately $11.4 million.

Operating results during the first six months of 1995 provided net cash from operations of approximately $5.3 million.

Management of the Company believes that its cash requirements for 1995 will be adequately met from operating cash flows and the Company's available credit line.


ACQUISITION

On January 31, 1995, the Company acquired 100% of the outstanding capital stock of Choctaw Express, Inc. and Choctaw Brokerage, Inc. based in Oklahoma City, (collectively "Choctaw"). The total purchase price for Choctaw was approximately $2.5 million in cash, subject to closing audit adjustments. The acquisition was financed through borrowings under the Company's bank line of credit agreement and available cash, and the acquisition will be accounted for under the purchase method, effective January 31, 1995, with operations included in the Company's financial statements beginning on the acquisition date. The Company will also pay $325,000 per year for a five year noncompete agreement with the former sole shareholder of Choctaw. See Note C to the accompanying condensed consolidated financial statements (unaudited).

                         PART II.     OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

         The 1995 Annual Meeting of Stockholders of the Company was held on May 25, 1995. At the meeting the following persons were elected as directors to serve for a term of one year and until their successors are elected and qualified: Robert W. Weaver, Daniel C. Sullivan, William E. Morrissey, Beryl L. Shroyer, Ronald W. Lech and Matthew T. Moroun.

         The results of voting with respect to the election of directors were as follows:

                                                       Votes                     Votes
                                                        FOR                    WITHHELD
                                                        ---                    --------
                 Robert W. Weaver                    4,792,620                   2,100
                 Daniel C. Sullivan                  4,792,747                   2,000
                 William E. Morrissey                4,771,760                   2,225
                 Beryl L. Shroyer                    4,792,522                   2,225
                 Ronald W. Lech                      4,792,522                   2,225
                 Matthew T. Moroun                   4,792,247                   2,500

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  The following exhibits are filed with this report:

                 4.1.1   -   First Amendment to Loan Agreement dated June 27,
                 1995 by and among P.A.M. Transport, Inc., First Tennessee
                 Bank National Association and P.A.M. Transportation Services, Inc., together with Promissory Note in the principal amount of $2,500,000.

                 4.1.3   -   Security Agreement dated June 27, 1995 by and
                 between Choctaw Express, Inc. and First Tennessee Bank National Association.

                 4.1.4   -   Guaranty Agreement of P.A.M. Transportation
                 Services, Inc. dated June 27, 1995 in favor of First Tennessee Bank National Association respecting $10,000,000 line of credit.

                 4.2.2   -   First Amendment to Security Agreement dated June
                 27, 1995 by and between P.A.M. Transport, Inc. and First Tennessee Bank National Association.

                 11      -   Statement Re:  Computation of Per Share Earnings.

                 27      -   Financial Data Schedule (for SEC use only).

         (b)  Reports on Form 8-K

                 The Company filed the following report on Form 8-K during the three months ended June 30, 1995:

                 (1)  Amendment No. 1 to Current Report on Form 8-K (Event:
                 January 31, 1995) filed on April 14, 1995 regarding the acquisition of Choctaw Express, Inc. and Choctaw Brokerage, Inc.

                                   SIGNATURES



Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                P.A.M. TRANSPORTATION SERVICES, INC.




Dated:   August 10, 1995        By: /s/ Robert W. Weaver
                                    --------------------------------------------
                                    Robert W. Weaver
                                    President and Chief Executive Officer
                                    (principal executive officer)




Dated:   August 10, 1995        By: /s/ Larry J. Goddard
                                    --------------------------------------------
                                    Larry J. Goddard
                                    Vice President-Finance, Chief Financial
                                    Officer, Secretary and Treasurer
                                    (principal accounting and financial officer)

                                 EXHIBIT INDEX




        Exhibit
          No.                                  Description
        -------           ------------------------------------------------------

         4.1.1      -     First Amendment to Loan Agreement dated June 27, 1995
                          by and among P.A.M. Transport, Inc., First Tennessee
                          Bank National Association and P.A.M. Transportation
                          Services, Inc., together with Promissory Note in the principal amount of $2,500,000.

         4.1.3      -     Security Agreement dated June 27, 1995 by and between
                          Choctaw Express, Inc. and First Tennessee Bank
                          National Association.

         4.1.4      -     Guaranty Agreement of P.A.M. Transportation Services,
                          Inc. dated June 27, 1995 in favor of First Tennessee
                          Bank National Association respecting $10,000,000 line of credit.

         4.2.2      -     First Amendment to Security Agreement dated June 28,
                          1995 by and between P.A.M. Transport, Inc. and First
                          Tennessee Bank National Association.

         11         -     Statement Re: Computation of Per Share Earnings.

         27         -     Financial Data Schedule (for SEC use only).