Form 10-Q
period 1995-09-30
PAM TRANSPORTATION SERVICES INC
filed 1995-11-13
CIK 798287

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

         (Mark One)

     ( x )       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1995
                                    ------------------

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

Yes  X              No
    ---                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                  Outstanding at November 8, 1995
                 -----                  -------------------------------
     Common Stock, $.01 Par Value                4,988,257

                        PART I  -  FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      September 30,        December 31,
                                                                          1995                 1994
                                                                          ----                 ----
ASSETS                                                                 (unaudited)            (note)
Current assets:
     Cash and cash equivalents                                        $     73,660        $  4,077,854
     Receivables:
          Trade, net of allowance                                       11,135,941           8,498,364
          Other                                                            635,871             481,986
     Equipment held for sale                                               974,012           1,164,262
     Prepaid expenses                                                    2,075,639           2,870,033
     Investment in direct financing lease                                  673,640             622,790
     Income taxes refundable                                                     0             154,313
     Deferred income taxes                                                 110,943                   0
     Other                                                                 709,763             578,679
                                                                      ------------        ------------
          Total current assets                                          16,389,469          18,448,281

Property and equipment, at cost                                         78,184,289          64,299,609
     Less:  accumulated depreciation                                   (23,393,125)        (19,316,030)
                                                                      ------------        ------------
          Net property and equipment                                    54,791,164          44,983,579

Other assets:
     Investment in direct financing lease, less current portion            728,041           1,239,824
     Excess of cost over net assets acquired (Note C)                    1,156,217             602,214
     Non compete agreement (Note C)                                      1,179,551                   0
     Other                                                                  50,000              50,000
                                                                      ------------        ------------
          Total other assets                                             3,113,809           1,892,038
                                                                      ------------        ------------
                                                                      $ 74,294,442        $ 65,323,898
                                                                      ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                             $ 14,049,130        $ 10,358,442
     Trade accounts payable                                              3,461,103           4,983,179
     Deferred income taxes                                                       0             368,866
     Other current liabilities                                           4,001,665           2,456,504
                                                                      ------------        ------------
          Total current liabilities                                     21,511,898          18,166,991

Long-term debt, less current portion (Note B)                           30,644,170          32,206,125
Non compete agreement (Note C)                                           1,090,914                   0
Deferred income taxes                                                    4,050,056           1,917,198

Stockholders' equity:
     Common stock                                                           49,861              49,379
     Additional paid-in capital                                         13,237,134          13,123,241
     Retained earnings (deficit)                                         3,710,409            (139,036)
                                                                      ------------        ------------
          Total stockholders' equity                                    16,997,404          13,033,584
                                                                      ------------        ------------
                                                                      $ 74,294,442        $ 65,323,898
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

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                 Three Months Ended                 Nine Months Ended
                                                    September 30,                     September 30,

                                                1995             1994             1995             1994
                                                ----             ----             ----             ----
Operating revenues                            $22,241,118      $18,508,413      $68,158,113      $57,188,275

Operating expenses:
  Salaries, wages and benefits                  9,577,172        8,276,736       29,907,903       25,287,324
  Operating supplies                            4,022,869        3,503,628       12,267,146       11,166,490
  Rent and purchased transportation               271,264          176,446        1,174,306          792,716
  Depreciation and amortization                 2,550,216        1,583,165        6,778,616        5,064,504
  Operating taxes and licenses                  1,341,392        1,266,207        4,130,479        3,818,875
  Insurance and claims                          1,032,237          910,062        3,170,227        2,881,192
  Communications and utilities                    243,704          220,564          649,170          650,779
  (Gain) loss on sale of equipment                      0                0          247,000        (208,732)
  Other                                           326,074          314,590        1,173,823          928,278
                                              -----------      -----------      -----------      -----------
                                               19,364,928       16,251,398       59,498,670       50,381,426
                                              -----------      -----------      -----------      -----------
Operating income                                2,876,190        2,257,015        8,659,443        6,806,849
Other income (expense)
  Interest expense                               (922,073)        (733,047)      (2,581,579)      (2,205,745)
  Other                                            39,602           52,701          130,917          169,010
                                              -----------      -----------      -----------      -----------
                                                 (882,471)        (680,346)      (2,450,662)      (2,036,735)
Income before income taxes and
  dividends on redeemable preferred
  stock                                         1,993,719        1,576,669        6,208,781        4,770,114

Income taxes--current                             223,020         (73,360)          769,126          306,945
            --deferred                            534,593          762,381        1,590,210        1,589,265
                                              -----------      -----------      -----------      -----------
                                                  757,613          689,021        2,359,336        1,896,210
                                              -----------      -----------      -----------      -----------
Income before dividends on
  redeemable preferred stock                    1,236,106          887,648        3,849,445        2,873,904
Accrued dividends on redeemable
  preferred stock                                       0                0                0           29,589
                                              -----------      -----------      -----------      -----------
Net income                                    $ 1,236,106      $   887,648      $ 3,849,445      $ 2,844,315
                                              ===========      ===========      ===========      ===========

Net income per share                          $      0.16      $      0.12      $      0.50      $      0.38
                                              ===========      ===========      ===========      ===========

Average common and common
 equivalent shares outstanding                  7,663,755        7,410,918        7,658,827        7,505,246
                                              ===========      ===========      ===========      ===========

          See notes to condensed consolidated financial statements.

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,

                                                                          1995             1994
                                                                          ----             ----
OPERATING ACTIVITIES
Net income                                                           $  3,849,445     $  2,844,315
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                      6,778,616        5,064,504
     Non compete agreement amortization                                   194,228                0
     (Gain) loss on retirement of property and equipment                  247,000         (208,732)
     Provision for doubtful accounts                                            0           55,259
     Provision for deferred income taxes                                1,590,210        1,589,265
     Accrued dividends on redeemable preferred stock                            0           29,589
     Changes in operating assets and liabilities:
         Accounts receivable                                           (1,871,131)        (599,502)
         Prepaid expenses and other current assets                        953,245          249,084
         Accounts payable                                              (1,522,076)         337,674
         Accrued expenses                                                 849,856          796,987
                                                                     ------------     ------------
Net cash provided by operating activities                              11,069,393       10,158,443

INVESTING ACTIVITIES
Purchases of property and equipment                                    (2,793,192)        (163,965)
Proceeds from sale or disposal of property and
  equipment                                                             1,421,550        3,017,694
Lease payments received on direct financing lease                         460,933          415,135
                                                                     ------------     ------------
Net cash provided by (used in) investing activities                      (910,709)       3,268,864

FINANCING ACTIVITIES
Borrowings under lines of credit                                       70,940,681       39,851,722
Repayments under lines of credit                                      (73,979,221)     (45,143,458)
Repayments of long-term debt                                           (9,589,921)      (6,840,627)
Choctaw acquisition less cash acquired of $1,213,085 (Note C)          (1,323,792)               0
Redemption of preferred stock                                                   0       (4,425,205)
Proceeds from exercise of stock options                                   114,375           83,010
Payments on non-compete agreements                                       (325,000)               0
                                                                     ------------     ------------
Net cash used in financing activities                                 (14,162,878)     (16,474,558)
                                                                     ------------     ------------
Net decrease in cash and cash equivalents                              (4,004,194)      (3,047,251)

Cash and cash equivalents at beginning of period                        4,077,854        3,621,642
                                                                     ------------     ------------
Cash and cash equivalents at end of period                           $     73,660     $    574,391
                                                                     ============     ============

       See notes to condensed consolidated financial statements.

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1995

NOTE A: BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE B:  NOTES PAYABLE AND LONG-TERM DEBT
In the first nine months of 1995, the Company's subsidiary, P.A.M. Transport, Inc., entered into installment obligations for the purchase of revenue equipment in the aggregate amount of $14.8 million payable in 48 and 60 monthly installments at an interest rate ranging from 7.3% to 8.5%.

NOTE C:  ACQUISITION
On January 31, 1995, the Company acquired 100% of the outstanding capital stock of Choctaw Express, Inc. and Choctaw Brokerage, Inc. based in Oklahoma City, (collectively "Choctaw "). Assets of approximately $2.7 million were acquired and liabilities of approximately $.8 million were assumed. The total purchase price for Choctaw was $2.5 million in cash.

The acquisition has been accounted for under the purchase method, effective January 31, 1995, with operations of Choctaw included in the Company's financial statements for the eight months ended September 30, 1995. The purchase price has been allocated to assets and liabilities based on their estimated fair values as of the date of acquisition. Goodwill in the amount of $600,000 was recorded as a result of the purchase allocation and is being amortized over a 25-year period. The Company will also pay $325,000 per year for a five year noncompete agreement with the former sole shareholder of Choctaw.

Pro forma unaudited financial information (as if the Choctaw acquisition was completed at the beginning of the respective periods) for the first nine months of 1995 and 1994 is provided below:

                                                                            Nine Months Ended,
                                                                               September 30,

                                                                        1995                     1994
                                                                        ----                     ----
Operating revenues                                                   $69,025,173               $66,536,542
Operating expenses                                                    60,263,404                59,324,526
                                                                     -----------               -----------
Operating income                                                       8,761,769                 7,212,016
Interest expense                                                       2,468,202                 2,202,904
Income taxes                                                           2,391,555                 2,003,644
                                                                     -----------               -----------
Net income                                                           $ 3,902,012               $ 3,005,468
                                                                     ===========               ===========
Net income per common share (primary)                                $      0.51               $      0.40
                                                                     ===========               ===========
Average common and common equivalent shares outstanding                7,658,827                 7,505,246
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

                         PART I - FINANCIAL INFORMATION

           Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 VS. THREE MONTHS ENDED SEPTEMBER 30, 1994

For the quarter ended September 30, 1995 revenues increased 20.2% to $22.2 million as compared to $18.5 million for the quarter ended September 30, 1994. The main factor for the increase in revenues was a 19.0% increase in average tractors from 574 in 1994 to 683 in 1995, of which 46 were added in connection with the acquisition of Choctaw which produced revenues of $2 million for the third quarter of 1995.

The Company's operating ratio improved from 87.8% of revenues in the third quarter of 1994 to 87.1% in the third quarter of 1995.

Salaries, wages and benefits decreased from 44.7% of revenues in the third quarter of 1994 to 43.1% of revenues in the third quarter of 1995. The major factor was a .8% decrease in maintenance wages.

Operating supplies and expenses decreased from 18.9% of revenues in the third quarter of 1994 to 18.1% of revenues in the third quarter of 1995, as the Company continues to modernize its fleet. The largest areas of savings were realized in repairs and maintenance where a .8% reduction was recorded.

Operating taxes and licenses decreased from 6.8% of revenues in the third quarter of 1994 to 6% of revenues in the third quarter of 1995 due largely to lower accruals of state fuel tax expenses.

The Company incurred an increase in depreciation expense as a result of the new equipment being placed into service. Depreciation expense increased from 8.6% of revenues in the third quarter of 1994 to 11.5% of revenues in the third quarter of 1995.

The Company's effective income tax rate of 38% differs from the expected tax rate of 34% primarily due to state income taxes.

NINE MONTHS ENDED SEPTEMBER 30, 1995 VS. NINE MONTHS ENDED SEPTEMBER 30, 1994

For the nine months ended September 30, 1995 revenues increased 19.2% to $68.2 million as compared to $57.2 million for the nine months ended September 30, 1994. The main factor for the increase in revenues was a 16.2% increase in average tractors from 573 in 1994 to 666 in 1995, of which 48 were added in connection with the acquisition of Choctaw which produced revenues of $5.8 million for the first nine months of 1995.

The Company's operating ratio improved from 88.1% of revenues in the first nine months of 1994 to 87.3% in the first nine months of 1995.

Operating supplies and expenses decreased from 19.5% of revenues in the first nine months of 1994 to 18% of revenues in the first nine months of 1995, as the Company continues to modernize its fleet. The largest areas of savings were realized in repairs and maintenance where a 1.2% reduction was recorded.

The Company incurred a 1% increase in depreciation expense as a result of the new equipment being placed into service. Depreciation expense increased from 8.9% of revenues in the first nine months of 1994 to 9.9% of revenues in the first nine months of 1995.

Operating taxes and licenses as a percent of revenues decreased from 6.7% in the first nine months of 1994 to 6.1% in the first nine months of 1995 due largely to lower accruals of state fuel tax expenses.

The Company's effective income tax rate of 38% differs from the expected tax rate of 34% primarily due to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal subsidiary, P.A.M. Transport, Inc., has a $10 million secured bank line of credit, including $.7 million in letters of credit, subject to borrowing limitations. Outstanding advances on this line of credit were approximately $2.5 million (at an interest rate of 8.34%) at September 30, 1995. The Company's borrowing base limitation at September 30, 1995 was $9.3 million. The line of credit is guaranteed by the Company and matures May 31, 1997.

The Company entered into installment obligations in the first nine months of 1995 for the purchase of revenue equipment for approximately $14.8 million payable in 48 and 60 monthly installments at an interest rate ranging from 7.3% to 8.5%.

During the remainder of 1995 the Company plans to add 111 tractors with additional installment debt of approximately $6.4 million.

Operating results during the first nine months of 1995 provided net cash from operations of approximately $11 million. Management of the Company believes that its cash requirements for 1995 will be adequately met from operating cash flows and the Company's available credit line.


ACQUISITION

On January 31, 1995, the Company acquired 100% of the outstanding capital stock of Choctaw Express, Inc. and Choctaw Brokerage, Inc. based in Oklahoma City, (collectively "Choctaw"). The total purchase price for Choctaw was approximately $2.5 million in cash. The acquisition was financed through borrowings under the Company's bank line of credit agreement and available cash, and the acquisition was accounted for under the purchase method, effective January 31, 1995, with operations included in the Company's financial statements beginning on the acquisition date. The Company will also pay $325,000 per year for a five year noncompete agreement with the former sole shareholder of Choctaw. See Note C to the accompanying condensed consolidated financial statements (unaudited).

                         PART II.     OTHER INFORMATION


    Item 6.    Exhibits and Reports on Form 8-K.

         (a)   The following exhibits are filed with this report:

                 11.1    -   Statement Re: Computation of Per Share Earnings.

                 27.1    -   Financial Data Schedule (for SEC use only).

         (b)   Reports on Form 8-K

                 The Company filed no reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES



Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        P.A.M. TRANSPORTATION SERVICES, INC.




Dated:   November 13, 1995              By: /s/ Robert W. Weaver
                                           --------------------------------------------
                                           Robert W. Weaver
                                           President and Chief Executive Officer
                                           (principal executive officer)




Dated:   November 13, 1995              By: /s/ Larry J. Goddard
                                           --------------------------------------------
                                           Larry J. Goddard
                                           Vice President-Finance, Chief Financial
                                           Officer, Secretary and Treasurer
                                           (principal accounting and financial officer)