Form 10-K
period 1995-12-31
PAM TRANSPORTATION SERVICES INC
filed 1996-04-01
CIK 798287

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

                               Yes  X    No
                                   ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on March 21, 1996 was $14,545,223. Solely for the purposes of this response, executive officers, directors and beneficial owners of more than five percent of the Company's common stock are considered the affiliates of the Company at that date.

The number of shares outstanding of the issuer's common stock, as of March 21, 1996: 5,008,357 shares of $.01 par value common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in 1996 is incorporated by reference in answer to Part III of this report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in
Part I, Item 1.

                                     PART I


ITEM 1.  BUSINESS.

     P.A.M. Transportation Services, Inc. (the "Company"), operating through its wholly-owned subsidiaries, is an irregular route, common and contract motor carrier authorized to transport general commodities throughout the continental United States and the Canadian provinces of Ontario and Quebec, pursuant to operating authorities granted by the former Interstate Commerce Commission ("ICC"), various state regulatory agencies and Canadian regulatory agencies. Under its operating authorities, the Company may transport all types of freight (except household goods, commodities in bulk and certain explosives) intrastate within any state, and from any point in the continental United States, Ontario or Quebec to any other point in the continental United States or in Ontario or Quebec over any route selected by the Company. The Company transports dry freight commodities ("freight") in 48-foot and 53-foot long, high cube conventional and specialized freight vans ("trailers"). The freight consists primarily of automotive parts, consumer goods, such as general retail store merchandise and products from the manufacturing sector, such as heating and air conditioning units, and industrial glass. All freight is transported as truckload quantities.

     The Company is a holding company organized under the laws of the State of Delaware in June 1986 and conducts its operations through its wholly-owned subsidiaries, P.A.M. Transport, Inc. ("P.A.M. Transport"), P.A.M. Special Services, Inc., T.T.X., Inc., P.A.M. Dedicated Services, Inc., Choctaw Express, Inc., Choctaw Brokerage, Inc. and Allen Freight Services, Inc. (see below).
The Company's operating authorities are held by P.A.M. Transport, Choctaw Express, Inc., Choctaw Brokerage, Inc. and Allen Freight Services, Inc. Although not organized until June 1986, the Company is, for financial accounting purposes, the successor to P.A.M. Transport, which was organized under the laws of the State of Arkansas in 1980. Unless the context otherwise requires, all references to the Company in this Annual Report on Form 10-K include P.A.M. Transportation Services, Inc. and its subsidiaries. At December 31, 1995, the Company operated a transport fleet consisting of 716 over-the-road tractors ("tractors") and 1,638 trailers.

     The Company is headquartered and maintains its primary terminal, maintenance facilities and corporate and administrative offices in Tontitown in the northwest corner of Arkansas, a major center for the trucking industry and where the support services (including warranty repair services) of most major tractor and trailer equipment manufacturers are readily available.

RECENT ACQUISITIONS

     On March 11, 1996, the Company closed the purchase of all of the outstanding capital stock (the "Shares") of Allen Freight Services, Inc., a Missouri corporation ("AFS"). The total purchase price for the Shares was $200,000, which was negotiated by the parties at arms-length. The Company paid the purchase price by utilizing its existing line of credit.

     In connection with the transaction, Haddon N. Allen, William Kirk Allen, Keith R. Kraegel and G.J. "Jack" Geis (formerly stockholders and officers/employees of AFS) entered into three-year Non-Competition Agreements with the Company and Employment Agreements with AFS. Haddon N. Allen will serve as President and Chief Operating Officer of AFS.

     AFS expects to report approximately $16 million in revenues in 1995.

AFS is engaged in the truckload common and contract motor carrier business, and is and is headquartered in Jacksonville, Florida. AFS's operations consist primarily of providing over-the-road trucking services, contract loading services and dedicated regional distribution services, using 53-foot conventional trailer equipment. AFS operated a fleet of 160 tractors and 373 trailers at December 31, 1995.

MARKETING/MAJOR CUSTOMERS

     The Company's marketing emphasis is directed to that segment of the truckload market which is generally service-sensitive, as opposed to being solely price competitive. Since 1990, the Company has diversified its marketing efforts to gain access to non-traditional freight traffic, including international (Mexico and Canada), domestic regional short-haul, dedicated fleet services and intermodal transportation. The Company also participates in various "core carrier" partnerships with its larger customers. The Company estimates that approximately 60% of its deliveries to customers are made on a JIT ("just in time") basis, whereby products and raw materials are scheduled for delivery as they are needed on the retail customer's shelves or in the manufacturing customer's production line. Such requirements place a premium on the freight carrier's delivery performance and reliability. With respect to these JIT deliveries, approximately 80% require the use of two-man driver teams to meet the customer's schedule. The need for this service is a product of modern manufacturing and assembly methods which are designed to drastically decrease inventory levels and handling costs.

     The Company's marketing efforts are conducted by six outside sales persons domiciled within the Company's major markets. Field personnel are supervised from Company headquarters, emphasizing an even flow of freight traffic (balance between originations and destinations in a given geographical area) and minimization of movement of empty equipment.

     During 1995, the Company's five largest customers, for which the Company provides carrier services covering a number of geographic locations, accounted for approximately 43% of total revenues. General Motors Corporation accounted for approximately 19% of 1995 revenues and Packard Electric accounted for approximately 12% of 1995 revenues. A total loss of General Motors or Packard Electric business, however unlikely, would have an adverse impact on the Company's operations, at least over the short term.

     The Company also provides transportation services to other manufacturers who are suppliers for automobile manufacturers including General Motors. As a result, concentration of the Company's business within the automobile industry is greater than the concentration in a single customer. Of the Company's total revenues for 1995, 39.8% were derived from transportation services provided to the automobile manufacturing industry.

     The Company is no longer required to file tariffs with the Interstate Commerce Commission ("ICC") or any successor agency. See "Regulation" section.

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

     The Company maintains a 24-hour dispatch office at its headquarters, with a toll free WATS line to facilitate communications with both customers and drivers. The location, status and contact assignment of all of the Company's equipment are available on an up-to-date basis through the Company's computer system, which permits the Company to better meet delivery schedules, respond to customer inquiries and match equipment with the next available load.

     The Company recently began installing Qualcomm Omnitracs(TM) display units in its tractors. The Omnitracs system is a satellite-based positioning and communications system that allows fleet managers to communicate directly with drivers. This direct communication creates operating efficiencies in the dispatch of customer loads. The addition of these units will improve customer service by simplifying the location of equipment. The Omnitracs system updates the tractor's position every 30 minutes to permit customers to locate freight and more precisely estimate pick-up and delivery times. During 1996, the Company plans to install display units in all tractors involved in JIT service.

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

DEDICATED SERVICE

     The Company has contractual arrangements with customers to move freight in dedicated lanes within the United States, primarily in the Midwest and between the Midwest and Southwest. A majority of this freight is moved on a round-trip basis, and due to the volume involved, the Company agreed to dedicate equipment and personnel to handle this part of its business. At December 31, 1995, 342 tractors, 238 of which are manned with two-man driver teams, and approximately 786 trailers were dedicated to this service. The Company has found that dedicated service promotes increased utilization of equipment and greater driver satisfaction due to the greater regularity of the routes and schedules, which allows the drivers to be at home more often.

     The dedicated services business amounted to approximately 58% of 1995 revenues, 44% of 1994 revenues, and 32% of 1993 revenues. There exists a large volume of dedicated-type business throughout the continental United States.
The Company has enjoyed considerable success in entering this market, and is aggressively seeking to expand its share of the dedicated services market.

INTERMODAL SERVICE

     The Company entered the intermodal transportation business in early 1992, and has contractual arrangements with Consolidated Rail Corporation (Conrail), Norfolk Southern, the Atchison, Topeka and Santa Fe Railway Company (Santa Fe), Burlington Northern, Union Pacific and CSX Intermodal ("CSX"). Intermodal service provides customers with an alternative to highway long-hauls. Management expects to take advantage of opportunities to expand this business and views the intermodal market as a mechanism to realize non-asset based revenue growth.

OVER-THE-ROAD EQUIPMENT

     The Company operated a fleet of 716 tractors and 1,638 trailers at December 31, 1995. All of the trailers and all except 45 tractors are owned or leased by the Company. The trailer fleet is made up of 838 48' by 102" dry vans and 800 53' by 102" dry vans. In 1993, the Company began its trailer fleet conversion to air ride equipment and the Company intends to purchase only air ride trailers in the future. The Company also has certain specialized drop-frame trailers. The 45 tractors that are not Company owned are utilized in the dedicated service operations and are leased from owner/operators on a per mile basis.

     The average age of the Company's tractors decreased from 3.04 years in 1993, to 1.70 in 1994 and to 1.26 by the end of 1995. The average age of the Company's trailer fleet was 3.84, 2.09 and 2.34 by the end of the years 1993, 1994 and 1995, respectively.

     During 1995, the Company purchased 306 new tractors and 200 new trailers and sold 240 tractors and 55 trailers. During 1996, the Company expects to purchase 200 new tractors and 200 new trailers while continuing to sell older equipment.

MAINTENANCE

     The Company has a strictly enforced comprehensive preventive maintenance program for the tractors and trailers it operates. Inspections and various levels of repair and preventive maintenance are performed at set mileage intervals on both tractors and trailers. Although the majority of maintenance is performed at the Company's maintenance facility in Tontitown, Arkansas, the Company's subsidiaries have additional maintenance facilities in Warren, Ohio; Springfield, Missouri; Dallas, Laredo and El Paso, Texas; Oklahoma City, Oklahoma; and Columbia, Mississippi. These facilities enhance the Company's preventive and routine maintenance operations and are strategically located on major transportation routes where a majority of the Company's freight originates and terminates. A maintenance and safety inspection is performed on all vehicles each time they return to a terminal. The Company's primary maintenance facilities consist of thirteen mechanical repair bays, four bodyshop bays and three safety and maintenance inspection bays. The Company believes that its current maintenance facilities will be adequate to accommodate its fleet for the foreseeable future.

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

DRIVERS

     At December 31, 1995, the Company utilized 972 drivers in its operations. All drivers are recruited, screened, drug tested and trained and are subject to the control and supervision of the Company's operations and safety departments. The Company's driver training program stresses the importance of reliable, on-time delivery. Drivers are required to report to their dispatchers daily and at the earliest possible moment when any condition en route occurs which might delay their scheduled delivery time.

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

     The Company's drivers are selected only after strict application screening and drug testing. Before being permitted to operate a vehicle for the Company, drivers must undergo classroom instruction on Company policies and procedures, safety techniques and proper operation of equipment and then must pass both written and road tests. Instruction in defensive driving and safety techniques continues after hiring, with the Company holding seminars at its terminal in Tontitown. The Company currently employs approximately 28 persons on a full-time basis in its driver recruiting, training and safety instruction programs.

     The Company's drivers are compensated on the basis of miles driven, loading and unloading, extra stop pay and layovers in transit. Drivers can earn bonuses by recruiting other qualified drivers who are employed by the Company and both cash and non-cash prizes are awarded for consecutive periods of safe, accident-free driving.

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

EMPLOYEES

     At December 31, 1995, the Company employed 1,192 persons, of which 972 are drivers, 55 are maintenance personnel, 72 are employed in operations, 30 are employed in marketing, 28 are employed in safety and personnel, and 35 are employed in general administration and accounting. Of the total number of employees, 144 of the Company's employees are salaried, and the remainder are employed on an hourly or mileage basis. The Company also has 45 owner/operators under contract who are compensated on a per mile basis. None of these employees are represented by a collective bargaining unit and the Company believes that its employee relations are good.

REGULATION

     The Company is a common and contract motor carrier that is regulated by certain state and Canadian regulatory agencies. Prior to January 1, 1996, the Company was also regulated by the ICC. The ICC governed such activities as the authority to engage in motor carrier operations, rates and charges, accounting systems, certain mergers, consolidations, acquisitions and periodic financial reporting. On January 1, 1996, however, the ICC Termination Act of 1995 (the "Termination Act") was enacted, terminating the ICC and substantially deregulating the rail and motor carrier industries.

     The Termination Act substantially revises the Motor Carrier Act of 1980, eliminating numerous unnecessary provisions and streamlining many of the ICC's functions regarding the regulation of the motor carrier industry. The majority of the remaining ICC functions are transferred to the Department of Transportation ("DOT"), with limited responsibilities transferred to a newly formed Surface Transportation Board. Some of the ICC functions that have been eliminated include: tariff filings, except for non-contiguous domestic trade; rate regulation, except for non-contiguous domestic trade and individual household goods movements; federal grants of operating authority; price regulation and tariff filing requirements for office and exhibit moves; the possibility of future undercharge claims; restrictions on intermodal ownership; review of motor carrier mergers; and state regulation of transportation intermediaries. In addition, registration and insurance filings under the Motor Carrier Act are streamlined into a single federal registration and insurance system to eliminate duplicative and burdensome filing requirements. Exemption authority to permit administrative deregulation has also been substantially broadened, with restrictions remaining on only cargo loss and damage, insurance, safety fitness and antitrust immunity.

     Prior to the enactment of the Termination Act, most of the ICC's authority to oversee the commercial operation of the motor carrier industry had already been transferred to the DOT. The primary remaining functions which are transferred to the DOT by the Termination Act are motor carrier registration and the setting and maintenance of minimum levels of liability insurance. In addition, the maintenance of nationwide motor carrier industry commercial rules (such as leasing rules, uniform cargo loss and damage rules, rules for shipper payment, and perfecting security interests) are transferred to the DOT.

     Currently, the ICC and the DOT operate separate registration systems. The ICC requires that interstate, for hire carriers receive a license (operating authority) with the standards for granting of authority limited to a showing of safety and fitness and insurance coverage at a specified level. The DOT registration system extends to all carriers, including private and exempt carriers not regulated by the ICC. DOT assigns each carrier an identification number. Carriers are not required to show proof of insurance at the time of DOT registration, nor is any fee currently charged. The Termination Act continues the two registration systems for a period of twenty-four months, during which time the Secretary of Transportation shall conduct a rule-making and implement changes to consolidate these two registration systems into one system. The new system will serve as a clearing house and depository of information on and identification of all domestic and foreign motor carriers, brokers, freight forwarders and others required to register. The DOT will utilize the information in overseeing safety fitness and compliance with required levels of insurance.
Registrations will be renewed periodically and the on-line system will be available to state authorities and the public.

     The Termination Act also continues antitrust immunity granted by the ICC but contains reforms intended to prevent any potential market abuses.

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

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:


                Name                Position with Company
            ----------------  -------------------------------------

            Robert W. Weaver  President and Chief Executive Officer

            W.   Clif Lawson  Executive Vice President and Chief
                              Operating Officer

            Larry J. Goddard  Vice President-Finance, Chief Financial
                              Officer, Secretary and Treasurer

     ROBERT W. WEAVER, age 46, is a co-founder of the Company and served as its Vice President from March 1980 to June 1986. He was President and Chief Operating Officer from June 1986 until he resigned in February 1987. Between February 1987 and September 1989, he was self-employed as a transportation consultant. In September 1989, Mr. Weaver returned to the Company as President and Chief Operating Officer and a director. On February 22, 1990, he was appointed Chief Executive Officer.

      W. CLIF LAWSON, age 42, has been Executive Vice President of the Company since August 1989 and Chief Operating Officer since March 1992. He joined the Company in June 1984 and served in various operations and sales capacities until August 1989.

     LARRY J. GODDARD, age 37, has been Vice President-Finance and Chief Financial Officer since January 1991 and served as Controller of the Company from May 1989 to January 1991. In addition, he has served as Secretary since September 1989, and Treasurer since May 1991. From November 1987 to May 1989, he served as General Accounting Manager of the Company.

ITEM 2.  PROPERTIES.

     The Company's executive offices and primary terminal facilities are located in Tontitown, Arkansas. The Company's facilities are located on approximately 45 acres and consist of 79,193 square feet of office space and maintenance and storage facilities. The Company's facilities in Tontitown are owned by the Company.

     The Company's subsidiaries also lease terminal facilities in Warren, Ohio; Springfield, Missouri; Laredo, El Paso, and Dallas, Texas; Oklahoma City, Oklahoma; Kansas City, Missouri; Topeka, Kansas; and Columbia, Mississippi. These facilities are leased primarily on a month-to-month basis.

     The Company has access to trailer drop and relay stations in various locations across the country. Each of these facilities is leased by the Company on a month-to-month basis from an affiliate of its majority shareholder.

ITEM 3.  LEGAL PROCEEDINGS.

     The nature of the Company's business routinely results in litigation, primarily involving claims for personal injuries and property damage incurred in the transportation of freight, and management of the Company believes all such litigation is adequately covered by insurance and that adverse results in one or more of those cases would not have a material adverse effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Company during the fourth quarter ended December 31, 1995.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


     The Company's Common Stock is traded on the Nasdaq National Market System under the Nasdaq symbol PTSI. The following table sets forth, for the fiscal quarters indicated, the range of the high and low sales price per share for the Common Stock as quoted on the Nasdaq National Market System.



            Fiscal Year Ended December 31, 1995      High      Low
            --------------------------------------   ----      ----

            First Quarter                           $ 7 1/2   $  5 1/2

            Second Quarter                            6 5/8      5 1/2

            Third Quarter                             8 1/4      5 3/4

            Fourth Quarter                            8 3/4      6 3/4



            Fiscal Year Ended December 31, 1994        High       Low
            --------------------------------------     ----       ---



            First Quarter                           $ 6 7/8   $  5 3/4

            Second Quarter                            6 1/4      4 7/8

            Third Quarter                             5 5/8      4 1/4

            Fourth Quarter                            6 1/2      4 5/8



     As of March 21, 1996, the number of common shareholders of record was approximately 517. The Company has not declared or paid any cash dividend on its common stock. The policy of the Board of Directors of the Company is to retain earnings for the expansion and development of the Company's business. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including the Company's earnings, financial condition and other factors deemed relevant by the Board.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.

                                                    Years ended December 31,

                                              1995   1994     1993    1992     1991
                                          -------------------------------------------
                                            (in thousands, except per share amounts)

Statements of Operations:

Operating revenues                        $91,595  $76,147  $70,238  $66,687  $65,722
                                          -------  -------  -------  -------  -------
Operating Expenses:
 Salaries, wages and benefits              40,020   33,647   31,850   30,745   29,232
 Operating supplies                        16,719   14,688   16,393   16,248   16,795
 Rent and purchased transportation          1,538      991    1,599    3,409    3,286
 Depreciation and amortization              9,428    7,142    4,683    3,131    6,030
 Operating taxes and licenses               5,608    5,078    4,680    4,410    4,891
 Insurance and claims                       4,163    3,816    3,686    3,822    4,115
 Communications and utilities                 852      868      864      914      987
 Other                                      1,666    1,279    1,430    1,168    1,551
 (Gain) loss on sale or disposal of
  property and equipment                      159     (334)    (246)     (87)      (7)
                                          -------  -------  -------  -------  -------
        Total operating expenses           80,153   67,175   64,939   63,760   66,880
                                          -------  -------  -------  -------  -------

Operating income (loss)                    11,442    8,972    5,299    2,927   (1,158)
Interest expense                           (3,521)  (2,926)  (1,972)    (985)  (1,430)
Other                                         166      217      122      (70)       0
                                          -------  -------  -------  -------  -------
Income (loss) before income taxes and
 dividends on redeemable preferred stock    8,087    6,263    3,449    1,872   (2,588)
Income taxes                                3,073    2,493      321       70        0
                                          -------  -------  -------  -------  -------
Income (loss) before dividends on
 redeemable preferred stock                 5,014    3,770    3,128    1,802   (2,588)

Accrued dividends on redeemable
 preferred stock                                0       30      360      360      360
                                          -------  -------  -------  -------  -------
Net income (loss)                         $ 5,014  $ 3,740  $ 2,768  $ 1,442  $(2,948)
                                          =======  =======  =======  =======  =======

Earnings per common share
Primary:
 Net income (loss) per share              $   .65  $   .50  $   .39  $   .23  $  (.61)
                                          =======  =======  =======  =======  =======
 Average common and common
  equivalent shares outstanding             7,661    7,520    7,335    7,020    4,868
                                          =======  =======  =======  =======  =======

Fully diluted:
 Net income (loss) per share              $   .65  $   .50  $   .37  $   .23  $  (.61)
                                          =======  =======  =======  =======  =======

 Average common and common
  equivalent shares outstanding             7,684(1) 7,522(1) 7,559(1) 7,020(1) 4,868
                                          =======  =======  =======  =======  =======

(1) Income per share for 1995, 1994, 1993 and 1992 assumes the exercise of stock purchase warrants and stock options to purchase an aggregate of 3,529,278, 3,454,549, 3,434,429 and 3,125,250 shares of Common Stock, respectively.  Such warrants and options were antidilutive in 1991.

                                          Balance Sheet Data
                                            At December 31,

                             1995      1994    1993     1992      1991
                            -------------------------------------------
                                          (in thousands)
Total assets                $86,808  $65,324  $56,140  $30,676  $29,193
Long-term debt, excluding
 current maturities          37,966   32,206   28,650    4,068    2,169
Redeemable preferred stock        0        0    4,397    4,037    3,677
Shareholders' equity         18,232   13,034    9,155    6,312    4,869

                                                       Operating Data
                                               For the year ended December 31,

                                         1995       1994       1993     1992     1991
                                        ----------------------------------------------
Operating ratio(1)                          87.5%     88.2%     92.5%     95.6%   101.8%
Average number of
 truckloads per week                       1,913     1,617     1,633     1,555    1,328
Average miles per trip                       899       859       794       809      968
Total miles traveled (in thousands)       85,588    69,128    64,879    63,423   64,766
Average miles per tractor                118,424   116,181   114,830   110,879  106,523
Average revenue per
 tractor per week                       $  2,711  $  2,668  $  2,462   $ 2,313  $ 2,131
Average revenue per loaded mile         $   1.14  $   1.18  $   1.16   $  1.13  $  1.09
Empty mile factor                            6.2%      6.8%      6.9%      7.3%     6.9%
AT END OF PERIOD:
Total Company-owned/leased tractors          716(2)    595(3)    565(4)    572(5)   608
Average age of all tractors (in years)      1.26      1.70      3.04      3.66     3.47
Total trailers                             1,638(6)  1,434(7)  1,512(8)  1,519(9) 1,592
Average age of trailers (in years)          2.34      2.09      3.84      5.28     4.24
Number of employees                        1,192       859       945       927      902

(1)  Total operating expenses as a percentage of total operating revenues.
(2)  Includes 45 owner operator tractors.
(3)  Includes 40 owner operator tractors.
(4)  Includes 34 owner operator tractors.
(5) Includes 19 tractors leased to an affiliate of the Company's majority shareholder and 40 owner operated tractors.
(6) Includes 82 trailers leased from an affiliate of the Company's majority shareholder.
(7) Includes 74 trailers leased from an affiliate of the Company's majority shareholder.
(8) Includes 266 trailers leased from an affiliate of the Company's majority shareholder.
(9) Includes 493 trailers leased from an affiliate of the Company's majority shareholder.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.

                                          Percentage of Operating Revenues


                                             Years ended December 31,
                                           ----------------------------
                                             1995      1994      1993
                                           --------  --------  --------
Operating revenues                            100.0%    100.0%    100.0%
                                           --------  --------  --------
Operating expenses:
 Salaries, wages and benefits                  43.7      44.2      45.3
 Operating supplies                            18.3      19.3      23.4
 Rent and purchased transportation              1.7       1.3       2.3
 Depreciation and amortization                 10.3       9.4       6.7
 Operating taxes and licenses                   6.1       6.7       6.7
 Insurance and claims                           4.5       5.0       5.2
 Communications and utilities                   0.9       1.1       1.2
 Other                                          1.8       1.6       2.0
 (Gain) loss on sale or disposal
  of property and equipment                     0.2       (.4)      (.3)
                                           --------  --------  --------
    Total operating expenses                   87.5      88.2      92.5
                                           --------  --------  --------
Operating income                               12.5      11.8       7.5
Interest expense                               (3.8)     (3.8)     (2.8)
Other, net                                       .2        .2        .2
                                           --------  --------  --------
Income before income taxes and dividends
 on redeemable preferred stock                  8.9       8.2       4.9
Federal and state income taxes                 (3.4)     (3.3)       (.5)
                                           --------  --------  --------
Income before dividends on redeemable
 preferred stock                                5.5       4.9       4.4
Accrued dividends on redeemable preferred
 stock                                           --        --       (.5)
                                           --------  --------  --------
Net income                                      5.5       4.9       3.9
                                           ========  ========  ========

RESULTS OF OPERATIONS

1995 COMPARED TO 1994

     For the year ended December 31, 1995, revenues increased 20.3% to $91.6 million as compared to $76.1 million for the year ended December 31, 1994. The Company's utilization (revenue per tractor per work day) increased 1.6% from $534 in 1994 to $542 in 1995. The two main factors contributing to the increase in utilization were (1) the continued replacement of a majority of older equipment in 1995, reducing the down time related to maintenance problems with older equipment, and (2) the increase in revenues in the dedicated services division, due in part as a result of the acquisition of Choctaw Express, Inc.
on January 31, 1995. Choctaw Express, Inc. produced revenues of $8.1 million in 1995.

     The Company's operating ratio improved from 88.2% in 1994 to 87.5% in 1995.

     Salaries, wages and benefits increased in absolute dollars, but decreased as a percentage of revenues from 44.2% in 1994 to 43.7% in 1995. The largest savings were realized in the areas of maintenance wages where a decrease of .6% was recorded.

     Operating supplies and expenses decreased from 19.3% of revenues in 1994 to 18.3% of revenues in 1995, as the Company continues to modernize its fleet. The largest savings were realized in the area of equipment maintenance where a 1.0% reduction was realized.

     Operating taxes and licenses expenses decreased from 6.7% of revenues in 1994 to 6.1% of revenues in 1995. The .4% decrease was attributable to lower accruals of state fuel tax expenses.

     The Company incurred an increase in depreciation expense of .9% as a result of new equipment being placed into service in 1995. For the period, as a percentage of revenues, depreciation expense increased from 9.4% in 1994 to 10.3% in 1995. This increase in depreciation expense was offset by reductions in operating costs combined with increased utilization of equipment.

     Interest expense as a percentage of revenues in 1995 remained consistent with 1994. Interest expense increased in absolute dollars by $.6 million, which is attributable to additional long-term debt incurred on equipment purchased during 1995.

     The Company's effective tax rate decreased slightly from 40% in 1994 to 38% in 1995. The Company's effective tax rate reflects the statutory federal tax rate and the weighted average tax rate of the states in which the Company conducts business. The 1995 tax rate is slightly lower than the effective tax rate in 1994 due to a change in the Company's policy relating to driver per diems in 1995.

     In 1994, management concluded that the benefits of all net operating losses and credits would be recorded and that no valuation allowance against the deferred tax assets was necessary at December 31, 1994.

     At December 31, 1995, the Company's deferred tax assets were $5.9 million and deferred tax liabilities were $10.8 million. In assessing the need for a valuation allowance against deferred tax assets at December 31, 1995, management considered the following factors: 1) the Company has recorded $4.9 million of deferred tax liabilities for future taxable temporary differences (primarily depreciation related) which will result in additional taxable income in future periods; 2) the Company's recent operating results have produced a total of more than $17.4 million of pretax accounting income for 1995, 1994 and 1993 and net operating loss carryovers have offset all taxable income (total of $4.6 million) in these years; 3) the Company has various alternatives, such as equipment leasing to utilize net operating losses, which might otherwise expire; and 4) the Company's carryover periods for its deferred tax assets are extensive, with expiration beginning in 2003 for net operating losses and 1999 for investment credits.

1994 COMPARED TO 1993

     For the year ended December 31, 1994, revenues increased 8.4% to $76.1 million as compared to $70.2 million for the year ended December 31, 1993. The Company's utilization (revenue per tractor per work day) increased 8.5% from $492 in 1993 to $534 in 1994. The two main factors contributing to the increase in utilization were (1) the replacement of a majority of older equipment in 1994, reducing the down time related to maintenance problems with older equipment, and (2) the continued growth in the dedicated services division.

     The Company's operating ratio improved from 92.5% in 1993 to 88.2% in 1994.

     Salaries, wages and benefits increased in absolute dollars, but decreased as a percentage of revenues from 45.3% in 1993 to 44.2% in 1994. The largest savings were in the areas of state unemployment taxes and workers' compensation where 1.2% was realized due to a rate reduction received on Arkansas unemployment taxes and the successful implementation of the Company's self-insured program for workers' compensation in the third quarter of 1994.

     Operating supplies and expenses decreased from 23.4% of revenues in 1993 to 19.3% of revenues in 1994, as the Company continues to modernize its fleet. The largest savings were in the area of equipment maintenance where a $1.6 million reduction was realized.

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

     The availability of restricted net operating losses to offset future taxable income has been increased in recent years by realization of tax gains on equipment sales. Based on net operating losses available at December 31, 1994, management concluded that the benefits of all net operating losses and credits could be recorded. Total deferred tax assets at December 31, 1994 were $6.1 million and total deferred tax liabilities were $8.4 million.

     In assessing the need for a valuation allowance against deferred tax assets at December 31, 1994 management also considered the following factors:
1) the Company has recorded approximately $2.3 million of deferred tax liabilities for future taxable temporary differences (primarily depreciation related) which will result in additional taxable income in future periods; 2) recent operating results have resulted in a total of more than $10.8 million of pretax accounting income for 1994, 1993 and 1992 and net operating loss carryforwards have offset all taxable income (total of $4.9 million) in these years; 3) various alternatives, such as equipment leasing, are available to utilize net operating losses, which might otherwise expire; and 4) carryover periods are extensive, with expiration beginning in 2003 for net operating losses and 1999 for investment tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal subsidiary, P.A.M. Transport, Inc., has a $10.0 million secured line of credit from a bank subject to borrowing limitations. Outstanding advances on this line of credit were approximately $8.6 million (at an interest rate of 8.5%) at December 31, 1995, including $.7 million in letters of credit. The Company's borrowing base limitation at December 31, 1995 was $9.3 million. The line of credit is guaranteed by the Company and matures May 31, 1997.

     P.A.M. Transport entered into installment obligations in 1995 for the purchase of replacement revenue equipment for approximately $21.2 million.

     During 1995, the Company disposed of certain revenue equipment for approximately $3.8 million. The Company plans to replace 200 trailers and 90 tractors, and to add 110 additional new tractors, during 1996, incurring additional debt of approximately $14 million.

     At December 31, 1995, the Company had working capital of approximately $1.0 million. Improved operating results provided net cash from operations of approximately $15.2 million during 1995.

     Management expects that the Company's existing working capital and its available line of credit will be sufficient to meet the Company's commitments as of December 31, 1995, and to fund its operating needs during fiscal 1996. However, if additional financing were required, management believes that such financing would be available from its existing lender.

RECENT DEVELOPMENTS

     On March 21, 1996, the Company issued a press release to announce that it expects the strike (which commenced on or about March 5, 1996) by the United Auto Workers against General Motors Corporation to have a negative impact on the Company's earnings for the first quarter ending March 31, 1996. The Company expects earnings in the first quarter to remain unchanged as compared to earnings reported in the first fiscal quarter of 1995. For the first quarter ended March 31, 1995, the Company reported net income of $1 million, or $.13 per share.

     Although the Company has actively sought and obtained replacement freight to keep utilization at normal levels, the continuance of the strike into the week of March 18, 1996 began to impact utilization in the dedicated services division.

SEASONALITY

     The Company's revenues do not exhibit a seasonal pattern, due primarily to its varied customer mix. Operating expenses are generally somewhat higher in the winter months, primarily due to decreased fuel efficiency and increased maintenance costs in cold weather.

OTHER MATTERS

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock Based Compensation, which becomes effective in 1996. The Company has disclosed in its 1995 financial statements that it elects to continue following the existing accounting rules (the intrinsic value method).

ENVIRONMENTAL

     The Company has no outstanding inquiries with any federal or state environmental agency at December 31, 1995.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following statements are filed with this report:

                     Report of Independent Auditors

                     Consolidated Balance Sheets - December 31, 1995 and 1994

                     Consolidated Statements of Income - Years ended December 31, 1995, 1994 and 1993

                     Consolidated Statements of Shareholders' Equity - Years ended December 31, 1995, 1994 and 1993

                     Consolidated Statements of Cash Flows - Years ended December 31, 1995, 1994 and 1993

                     Notes to Consolidated Financial Statements


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                      CONSOLIDATED FINANCIAL STATEMENTS

                     P.A.M. TRANSPORTATION SERVICES, INC.
                               AND SUBSIDIARIES


                Years ended December 31, 1995, 1994, and 1993
                     with Report of Independent Auditors

            P.A.M. Transportation Services, Inc. and Subsidiaries

                      Consolidated Financial Statements

                Years ended December 31, 1995, 1994, and 1993




                                    CONTENTS

Report of Ernst & Young LLP, Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

Audited Consolidated Financial Statements

Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
Consolidated Statements of Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
Consolidated Statements of Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

               Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders
P.A.M. Transportation Services, Inc.

We have audited the accompanying consolidated balance sheets of P.A.M. Transportation Services, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of P.A.M. Transportation Services, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                ERNST & YOUNG LLP


Little Rock, Arkansas
February 14, 1996

             P.A.M. Transportation Services, Inc. and Subsidiaries

                          Consolidated Balance Sheets


                                                                               DECEMBER 31
                                                                         1995               1994
                                                                     -------------------------------
                                                                      (Thousands, except par values)
 ASSETS
 Current assets:
   Cash and cash equivalents                                         $   7,629          $   4,078
   Accounts receivable (Note 4):
     Trade, net of allowance for doubtful accounts
        (1995--$324; 1994--$239)                                        12,517              8,498
     Other                                                                 307                482
   Operating supplies and inventories                                      468                579
   Equipment held for sale (Note 1)                                      1,223              1,164
   Prepaid expenses and deposits                                         3,341              2,870
   Investment in direct financing lease (Note 8)                           691                623
   Income taxes refundable                                                  95                154
                                                                     ----------------------------
 Total current assets                                                   26,271             18,448

 Property and equipment (Notes 4, 8 and 9):
   Land                                                                    956                956
   Structures and improvements                                           2,395              2,240
   Revenue equipment                                                    71,885             57,063
   Service vehicles                                                      1,037              1,619
   Office furniture and equipment                                        2,556              2,422
                                                                     ----------------------------
                                                                        78,829             64,300
   Allowances for depreciation and amortization                        (21,540)           (19,316)
                                                                     ----------------------------
                                                                        57,289             44,984
 Other assets:
   Investment in direct financing lease, less current portion
     (Note 8)                                                              548              1,240
   Excess of cost over net assets acquired, net of accumulated amortization (1995--$502;
     1994--$440) (Notes 1 and 2)                                         1,140                602
   Noncompetition agreement, net of accumulated amortization
     (1995--$261) (Note 2)                                               1,059                  -
   Other                                                                   501                 50
                                                                     ----------------------------
                                                                         3,248              1,892
                                                                     ----------------------------
                                                                     $  86,808          $  65,324
                                                                     ============================

                                                                               DECEMBER 31
                                                                         1995               1994
                                                                     ------------------------------
                                                                      (Thousands, except par values)
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Trade accounts payable (Note 8)                                   $   6,729          $   4,382
   Accrued expenses (Note 3)                                             3,048              3,059
   Deferred income taxes (Note 5)                                          409                369
   Current portion of long-term debt (Notes 4 and 9)                    15,120             10,358
                                                                     ----------------------------
 Total current liabilities                                              25,306             18,168


 Long-term debt, less current portion (Notes 4 and 9)                   37,966             32,206


 Deferred income taxes (Note 5)                                          4,489              1,917


 Noncompetition agreement (Note 2)                                         815                  -


 Shareholders' equity (Note 6):
   Preferred stock, $.01 par value:
     Authorized shares--10,000,000
     Issued and outstanding--none                                            -                  -
   Common stock, $.01 par value:
     Authorized shares--20,000,000
     Issued and outstanding shares: 1995--4,990,968;
        1994--4,937,857                                                     50                 49
   Additional paid-in capital                                           13,307             13,123
   Retained earnings (deficit)                                           4,875               (139)
                                                                     ----------------------------
 Total shareholders' equity                                             18,232             13,033

 Commitments
                                                                     ----------------------------
                                                                     $  86,808          $  65,324
                                                                     ============================

See accompanying notes.

             P.A.M. Transportation Services, Inc. and Subsidiaries

                       Consolidated Statements of Income


                                                                           YEAR ENDED DECEMBER 31
                                                                      1995           1994         1993
                                                                  --------------------------------------
                                                                     (Thousands, except per share data)
  Operating revenues (Notes 1, 2, and 8)                          $  91,595      $  76,147    $   70,238
  Operating expenses and costs:
    Salaries, wages and benefits                                     40,020         33,647        31,850
    Operating supplies and expenses                                  16,719         14,688        16,393
    Rents and purchased transportation                                1,538            991         1,599
    Depreciation and amortization                                     9,428          7,142         4,683
    Operating taxes and licenses                                      5,608          5,078         4,680
    Insurance and claims                                              4,163          3,816         3,686
    Communications and utilities                                        852            868           864
    Other                                                             1,666          1,279         1,430
    (Gain) loss on sale or disposal of property and equipment           159           (334)         (246)
                                                                  --------------------------------------
                                                                     80,153         67,175        64,939
                                                                  --------------------------------------
  Operating income                                                   11,442          8,972         5,299
  Other income (expense):
    Interest expense                                                 (3,521)        (2,926)       (1,972)
    Other (Note 8)                                                      166            217           122
                                                                  --------------------------------------
                                                                     (3,355)        (2,709)       (1,850)
                                                                  --------------------------------------
  Income before income taxes and dividends on redeemable
    preferred stock                                                   8,087          6,263         3,449
  Federal and state income taxes:
    Current                                                             528          1,160           166
    Deferred                                                          2,545          1,333           155
                                                                  --------------------------------------
                                                                      3,073          2,493           321
                                                                  --------------------------------------
  Income before dividends on redeemable preferred stock               5,014          3,770         3,128
  Accrued dividends on redeemable preferred stock                         -             30           360
                                                                  --------------------------------------
  Net income                                                      $   5,014      $   3,740    $    2,768
                                                                  ======================================
  Earnings per common share (Note 7)
  Primary:
    Net income per share                                          $     .65      $     .50    $      .39
                                                                  ======================================
    Average common and common equivalent shares outstanding           7,661          7,520         7,335
                                                                  ======================================
  Fully diluted:
    Net income per share                                          $     .65      $     .50    $      .37
                                                                  ======================================
    Average common and common equivalent shares outstanding           7,684          7,522         7,559
                                                                  ======================================


See accompanying notes.

             P.A.M. Transportation Services, Inc. and Subsidiaries

                Consolidated Statements of Shareholders' Equity



                                                                 ADDITIONAL     RETAINED
                                                     COMMON        PAID-IN      EARNINGS
                                                      STOCK        CAPITAL      (DEFICIT)     TOTAL
                                                     ------------------------------------------------
                                                                       (Thousands)
 Balances at January 1, 1993                         $ 49         $  12,911    $  (6,647)   $   6,313
   Net income                                           -                 -        2,768        2,768
   Exercise of stock options--27,300 shares
     issued (Note 6)                                    -                75            -           75
                                                     ------------------------------------------------
 Balances at December 31, 1993                         49            12,986       (3,879)       9,156
   Net income                                           -                 -        3,740        3,740
   Exercise of stock options--42,700 shares
     issued (Note 6)                                    -               101            -          101
   Tax benefits of stock options (Note 6)               -                36            -           36
                                                     ------------------------------------------------
 Balances at December 31, 1994                         49            13,123         (139)      13,033
   Net income                                           -                 -        5,014        5,014
   Exercise of stock options--56,700 shares
     issued (Note 6)                                    1               142            -          143
   Tax benefits of stock options (Note 6)               -                42            -           42
                                                     ------------------------------------------------
 Balances at December 31,1995                        $ 50         $  13,307    $   4,875    $  18,232
                                                     ================================================

See accompanying notes.

             P.A.M. Transportation Services, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows


                                                                               YEAR ENDED DECEMBER 31
                                                                        1995            1994           1993
                                                                    -----------------------------------------
                                                                                    (Thousands)
 OPERATING ACTIVITIES
 Net income                                                         $     5,014    $     3,740    $     2,768
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                        9,428          7,142          4,683
     Noncompetition agreement amortization (Note 2)                         261              -              -
     Provision for doubtful accounts                                         89            113             51
     Provision for deferred income taxes                                  2,545          1,333            155
     (Gain) loss on sale or disposal of property and equipment              159           (334)          (246)
     Accrued dividends on redeemable preferred stock                          -             30             360
     Changes in operating assets and liabilities:
        Accounts receivable                                              (3,013)          (937)          (749)
        Prepaid expenses and other current assets                          (798)          (452)          (232)
        Income taxes refundable                                             187           (154)             -
        Trade accounts payable                                            1,652          2,166           (981)
        Accrued expenses                                                   (246)           241            430
                                                                    -----------------------------------------
 Net cash provided by operating activities                               15,278         12,888          6,239
 INVESTING ACTIVITIES
 Purchases of property and equipment                                    (25,307)       (15,111)       (28,670)
 Proceeds from sale or disposal of property and equipment                 3,841          4,224          2,886
 Lease payments received on direct financing lease                          624            561            283
 Choctaw acquisition less cash acquired (Note 2)                         (1,323)             -              -
                                                                    -----------------------------------------
 Net cash used in investing activities                                  (22,165)       (10,326)       (25,501)
 FINANCING ACTIVITIES
 Redemption of preferred stock                                                -         (4,426)             -
 Borrowings under line of credit                                         99,884         58,835         34,410
 Repayments under line of credit                                        (97,518)       (59,920)       (35,460)
 Borrowings of long-term debt                                            21,239         14,835         28,181
 Repayments of long-term debt                                           (13,083)       (11,566)        (4,475)
 Payments under noncompetition agreement (Note 2)                          (269)             -              -
 Proceeds from exercise of stock options                                    143            101             75
 Tax benefits of stock options                                               42             36              -
                                                                    -----------------------------------------
 Net cash (used in) provided by financing activities                     10,438         (2,105)        22,731
                                                                    -----------------------------------------
 Net increase in cash and cash equivalents                                3,551            457          3,469
 Cash and cash equivalents at beginning of year                           4,078          3,621            152
                                                                    -----------------------------------------
 Cash and cash equivalents at end of year                           $     7,629    $     4,078    $     3,621
                                                                    =========================================

See accompanying notes.

             P.A.M. Transportation Services, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                               December 31, 1995




1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND CONSOLIDATION

P.A.M. Transportation Services, Inc. (the "Company"), through its subsidiaries, operates as a truckload motor carrier.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Majority ownership in the Company is held by an affiliate of another transportation company, with whom the Company has certain business relationships. See Note 8.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

TIRE PURCHASES

Tires purchased with revenue equipment are capitalized as a cost of the related equipment. Replacement tires are included in other current assets and are amortized over a 24-month period.

EXCESS OF COST OVER NET ASSETS ACQUIRED

The excess of cost over net assets acquired, or goodwill, is being amortized on a straight-line basis over 25 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on undiscounted cash flows acquired over the remaining amortization period, the Company's carrying value of the goodwill would be reduced by the estimated shortfall of cash flows. No reduction of goodwill was required as of December 31, 1995.

INSURANCE

The Company maintains insurance policies covering cargo loss and damage and liability claims. The Company maintains a deductible of $5,000 on cargo loss claims. As of July 1, 1994, the Company became self-insured for worker's compensation, with excess

             P.A.M. Transportation Services, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

coverage maintained for claims exceeding $250,000 (Arkansas and Oklahoma) and $200,000 (Ohio). Prior to July 1, 1994, the Company maintained an insurance policy for worker's compensation with a deductible of $350,000 per occurrence. The Company has reserved for estimated losses for claims incurred. Additionally, a reserve has been estimated for claims incurred but not reported. Letters of credit in the amounts of $400,000 and $200,000 are held by a bank as collateral for worker's compensation claims in Arkansas and Oklahoma, respectively and a letter of credit in the amount of $100,000 is held by a bank for auto liability claims.

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

RECLASSIFICATIONS

Certain reclassifications have been made in prior years' financial statements to conform to the current year's presentation.

EQUIPMENT HELD FOR SALE

Equipment held for sale consists of revenue equipment no longer in service, that is expected to be sold within the next year. This equipment is reflected at the lower of net book value or its estimated net realizable value.

INCOME TAXES

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). The Company adopted this statement in the first quarter of 1994. The Company adopted

             P.A.M. Transportation Services, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

the liability method of accounting for income taxes under Financial Accounting Standards No. 96 in its financial statements for the year ended December 31, 1987. Therefore, adoption of FAS 109 had no material effect on the Company's financial position or results of operations.

BUSINESS SEGMENT AND CONCENTRATIONS

The Company operates in one business segment, motor carrier operations. The Company provides transportation services to customers throughout the United States and portions of Canada. The Company performs ongoing credit evaluations and generally does not require collateral on its trade receivables. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. At December 31, 1995, two separate customers accounted for 14% and 12%, respectively of the consolidated trade accounts receivable balances.

In 1995 and 1994, one customer accounted for 19% and 12% of revenues, respectively. A second customer accounted for 12% of revenues in 1995 and 1993. The Company's largest customer is an automobile manufacturer. The Company also provides transportation services to other manufacturers who are suppliers for automobile manufacturers including the Company's largest customer. As a result, concentration of the Company's business within the automobile industry is greater than the concentration in a single customer. Of the Company's revenues for 1995, 39.8% were derived from transportation services provided to the automobile manufacturing industry.

COMPENSATION TO EMPLOYEES

Stock based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Management expects to continue this method.

RECENT ACCOUNTING PRONOUNCEMENTS

In 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement will be adopted in the first quarter of 1996. The Company does not expect Statement No. 121 to have a significant impact on the Company's financial position or results of operations.

             P.A.M. Transportation Services, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes. Actual results could differ from those estimates.

2. ACQUISITION

On January 31, 1995, the Company acquired all the outstanding stock of Choctaw Express, Inc., a truckload motor carrier, and Choctaw Brokerage, Inc., a related company, based in Oklahoma, (collectively "Choctaw"). Assets of approximately $2.7 million were acquired and liabilities of approximately $800,000 were assumed. The total purchase price for Choctaw was approximately $2.5 million.

The acquisition has been accounted for using the purchase method, with operations included in the Company's financial statements beginning on the acquisition date. The purchase price has been allocated to assets and liabilities based on their estimated fair values as of the date of acquisition. Goodwill in the amount of $600,000 was recorded as a result of the purchase allocation and it is being amortized over a 25-year period. The Company also entered into a five-year noncompete agreement with the former sole shareholder of Choctaw which provides for payments of approximately $300,000 per year.

Pro forma unaudited financial information (as if the Choctaw acquisition was completed at the beginning of the respective periods) for 1995 and 1994 is provided below:

                                                                         YEAR ENDED DECEMBER 31
                                                                           1995           1994
                                                                        ------------------------
                                                                     (Thousands, except per share data)
                                                                                (Unaudited)
Operating revenues                                                      $  92,462       $ 88,287
Operating expenses                                                         80,917         78,797
                                                                        ------------------------
Operating income                                                           11,545          9,490
Other expenses, net                                                         3,373          2,890
Income taxes                                                                3,105          2,624
                                                                        ------------------------
Income before dividends on preferred stock                                  5,067          3,976
Accrued dividends on preferred stock                                            -             30
                                                                        ------------------------
Net income                                                              $   5,067        $ 3,946
                                                                        ========================
Net income per common share (primary)                                   $     .66        $   .53
                                                                        ========================
Average common and common equivalent shares outstanding                     7,661          7,520
                                                                        ========================

             P.A.M. Transportation Services, Inc. and Subsidiaries

2. ACQUISITION (CONTINUED)

The above pro forma unaudited financial information does not purport to be indicative of the results which actually would have occurred had the acquisition been made at the beginning of the respective periods.

3. ACCRUED EXPENSES


                                           DECEMBER 31
                                          1995     1994
                                         ---------------
                                          (Thousands)
Payroll                                  $1,051  $  769
Taxes                                       613     663
Interest                                    207     199
Driver escrows                              237     253
Current portion of noncompete agreement     236       -
Self insurance claims reserves              704   1,175
                                         --------------
                                         $3,048  $3,059
                                         ==============

4. LONG-TERM DEBT

Long-term debt consists of the following:


                                     DECEMBER 31
                                    1995     1994
                                   ----------------
                                     (Thousands)
Equipment financings (1)           $40,365  $32,730
Line of credit with a bank, with
interest at the LIBOR rate plus
2 1/2% (8.47% at December 31,
1995) due May 31, 1997 and
collateralized by accounts
receivable (2)                       7,909    5,543
Note payable (3)                       466      511
Capitalized lease obligations (4)    4,346    3,780
                                   ----------------
                                    53,086   42,564
Less current maturities             15,120   10,358
                                   ----------------
                                   $37,966  $32,206
                                   ================

(1) Equipment financings consist of installment obligations for revenue and service equipment purchases, payable in various monthly installments through 1999, at a weighted average interest rate of 7.9% and collateralized by equipment with a net book value of $50.9 million at December 31, 1995.

             P.A.M. Transportation Services, Inc. and Subsidiaries

4. LONG-TERM DEBT (CONTINUED)

     Included in equipment financings is a note payable with an outstanding balance of $1.5 million as of December 31, 1994 with an affiliate of the majority shareholder for the purchase of revenue equipment previously leased under an operating lease arrangement. This note had an interest rate of 9.0% and was paid during 1995.

(2) The line of credit agreement with a bank provides for maximum borrowings of $10.0 million and contains various restrictive covenants which require, among other things, maintenance of certain financial and operating ratios, and includes restrictions on dividend payments and certain corporate acts such as mergers and consolidations. At December 31, 1995 drawings under the line of credit amounted to $7.9 million. In addition letters of credit of $700,000 were outstanding against the line of credit. The amount available on the line of credit at December 31, 1995 was $1.4 million.

(3) The Company, prior to April 1993, leased certain real estate from the former majority shareholder. Related lease expense totaled $26,600 in 1993. The real estate was purchased by the Company in April 1993, for approximately $600,000, and financed through the former majority shareholder, payable in monthly installments through March 2003, with an interest rate of 8.0%.

(4) Capitalized lease obligations to a financial services organization for revenue equipment are payable in various monthly installments through October 1999 at rates of 8.15% and 8.49%, collateralized by equipment with a net book value of $4.5 million and $3.7 million as of December 31, 1995 and December 31, 1994, respectively (See Note 9).

Scheduled annual maturities on long-term debt outstanding, excluding capital lease obligations (see Note 9), at December 31, 1995 (in thousands) are:


1996                                       $14,152
1997                                        21,080
1998                                         9,369
1999                                         3,893
2000                                            67
Thereafter                                     179
                                           -------
                                           $48,740
                                           =======

Interest payments of approximately $3.5 million, $2.9 million, and $1.9 million were made during 1995, 1994, and 1993, respectively.

             P.A.M. Transportation Services, Inc. and Subsidiaries

5. FEDERAL AND STATE INCOME TAXES

Under FAS 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets are as follows:



                                  DECEMBER 31
                                 1995     1994
                                ---------------
                                  (Thousands)
Deferred tax liabilities:
 Property and equipment         $ 9,766 $ 7,531
 Prepaid expenses                 1,072     893
                                ---------------
Total deferred tax liabilities   10,838   8,424

Deferred tax assets:
 Net operating loss carryover     2,440   3,261
 Alternative minimum tax credit   1,672   1,276
 Investment credit carryovers     1,095   1,096
 Allowance for doubtful accounts    123      91
 Vacation reserves                  163     111
 Self-insurance reserves            285     217
 Noncompetition agreement            70       -
 Revenue recognition                 92      86
                                ---------------
Total deferred tax assets         5,940   6,138
                                ---------------
Net deferred tax liabilities    $ 4,898 $ 2,286
                                ===============

The reconciliation between the effective income tax rate and the statutory Federal income tax rate is presented in the following table:



                                                    YEAR ENDED DECEMBER 31
                                                1995         1994         1993
                                              ----------------------------------
                                                         (Thousands)
Income tax at the 34% statutory Federal rate  $2,750        $2,130       $ 1,050
Nondeductible expenses                            39           230           435
Decrease in valuation allowance                    -           (96)       (1,265)
State income taxes                              (167)         (142)          (17)
Other                                            (41)          (45)           68
                                              ----------------------------------
Federal income taxes                           2,581         2,077           271
State income taxes                               492           417            50
                                              ----------------------------------
Total income taxes                            $3,073        $2,494       $   321
                                              ==================================
Effective tax rate                              38.0%         40.0%         10.3%
                                              ==================================

             P.A.M. Transportation Services, Inc. and Subsidiaries

5. FEDERAL AND STATE INCOME TAXES (CONTINUED)

As of December 31, 1995, the Company has Federal net operating loss and investment tax credit carryovers of approximately $6.4 million and $1.1 million, respectively. The net operating loss carryovers expire beginning in 2003 and the investment credit carryovers begin to expire in 1999. Net operating loss carryovers are available to offset 1994 and 1995 estimated taxable income for regular income tax purposes. The current taxes provided in 1993, 1994 and 1995 result from alternative minimum taxable income which is only partially offset by net operating loss carryovers in 1993 and 1994. All net operating losses for alternative minimum taxes were fully utilized as of December 31, 1994. The Company has alternative minimum tax credits of approximately $1.7 million at December 31, 1995 which carry over indefinitely.

In February 1990, a stock transaction occurred whereby the Company's then majority shareholder sold his stock to the current majority shareholder. This transaction constituted an ownership change under Internal Revenue Code Section
382. As a result of the ownership change, the amount of Federal taxable income which may be offset by net operating loss carryovers ("NOLs") which existed as of the ownership change date (estimated at $10.4 million) was limited to approximately $500,000 per year. The annual limitation could be increased, under certain circumstances, by realization of tax "built-in gains" which existed at the time of the ownership change. Substantial tax built-in gains have been realized since the ownership change date including gains recognized during 1993 and 1994. As a result, at December 31, 1995, all net operating loss carryovers are available without annual limitation.

This reduction of the valuation allowance in 1993 and 1994 was due to changes in expectations as to realization of net operating losses available to offset future taxable income at December 31, 1993 and 1994. This was due to profitable operating results, and significant tax built-in gains realized in 1993 and 1994, which increased the available net operating loss carryovers.

Taxes paid totaled approximately $400,000, $1.3 million and $100,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

6. STOCKHOLDERS' EQUITY

On January 30, 1994, the Company redeemed 100% of the 12% Series A cumulative redeemable preferred stock (Series A preferred stock) plus accrued dividends for cash of $4,425,205. The redemption was funded through a combination of cash on hand and borrowings under the Company's line of credit arrangements.

             P.A.M. Transportation Services, Inc. and Subsidiaries

6. STOCKHOLDERS' EQUITY (CONTINUED)

The Company maintains an incentive stock option plan, a nonqualified stock option plan, and an employee stock option plan for the issuance of options to directors, officers, key employees and others. The option price under these plans is the fair market value of the stock at the date the options were granted, ranging from $2.375 to $6.75 as of December 31, 1995.

Outstanding incentive stock options and employee stock options at December 31, 1995 must be exercised within six years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at December 31, 1995 must be exercised within five to six years from the date of grant and certain nonqualified options may not be exercised within one year of the date of grant.

Transactions in stock options under these plans are summarized as follows:


                                                       SHARES
                                                       UNDER      PRICE
                                                       OPTION     RANGE
                                                    ----------------------
Outstanding at January 1, 1993                         25,500        $3.75
  Granted                                             416,500  $2.38-$5.50
  Exercised                                           (27,300) $2.38-$5.50
  Canceled                                            (26,000) $2.38-$5.50
                                                    ----------------------
Outstanding at December 31, 1993                      388,700  $2.38-$5.50
  Granted                                              15,000  $4.38-$6.00
  Exercised                                           (42,700) $2.38-$6.00
  Canceled                                             (8,800) $2.38-$6.00
                                                    ----------------------
Outstanding at December 31, 1994                      352,200  $2.38-$6.00
  Granted                                             260,000  $5.75-$6.75
  Exercised                                           (56,700) $2.38-$6.00
  Canceled                                            (23,400) $2.38-$6.75
                                                    ----------------------
Outstanding at December 31, 1995                      532,100  $2.38-$6.75
                                                    ======================
Options exercisable at December 31, 1995              161,400
                                                    =========

The majority shareholder holds immediately exercisable stock warrants to purchase an aggregate of 3.1 million shares of the Company's common stock. The warrants are exercisable at $1.50 per share through 1997, when the warrants expire.

             P.A.M. Transportation Services, Inc. and Subsidiaries

7. EARNINGS PER SHARE

Earnings per share assumes the exercise of stock warrants and options to purchase a total of 3.5 million, 3.4 million, and 3.4 million shares of common stock, for 1995, 1994, and 1993, respectively. Under the treasury stock method of computing earnings per share, the number of shares of treasury stock assumed to be repurchased is limited to 20% of common stock outstanding, with the remaining shares assumed to be newly issued, and the excess proceeds assumed to have reduced long-term borrowings outstanding for the year.

The computation of earnings per common share is summarized as follows:



                                              1995       1994       1993                  1995       1994       1993
                                              --------------------------                  --------------------------
                                                       (Primary)                                (Fully Diluted)
                                           (Thousands, except per share data)          (Thousands, except per share data)
Primary:
 Application of assumed proceeds:
  Toward repurchase of outstanding common
    shares at applicable market value
    (average market value for primary
    computation, year-end for fully diluted)   $6,221     $4,780     $3,672                $6,221     $4,780     $4,699
 Reduction of borrowings under line of
    credit                                          -          -      1,027                     -          -          -
                                               ----------------------------                ----------------------------
                                               $6,221     $4,780     $4,699                $6,221     $4,780     $4,699
                                               ============================                ============================
Adjustments of net income:
 Actual net income                             $5,014     $3,740     $2,768                $5,014     $3,740     $2,768
 Interest expense reduction                         -          -         71                     -          -          -
                                               ----------------------------                ----------------------------
 Adjusted net income (A)                       $5,014     $3,740     $2,839                $5,014     $3,740     $2,768
                                               ============================                ============================
Adjustment of common shares outstanding:
  Actual average outstanding                    4,971      4,921      4,876                 4,971      4,921      4,876
  Net additional shares issuable                2,690      2,599      2,459                 2,713      2,601      2,683
                                               ----------------------------                ----------------------------
Adjusted average common shares
outstanding (B)                                 7,661      7,520      7,335                 7,684      7,522      7,559
                                               ============================                ============================
Net income per common share
(A) / (B)                                      $  .65     $  .50     $  .39                $  .65     $  .50     $  .37
                                               ============================                ============================

8. RELATED PARTY TRANSACTIONS

The Company provides motor carrier services to an affiliate of its majority shareholder. Revenues from these transactions totaled approximately $5.3 million, $4.9 million, and $5.4 million for 1995, 1994, and 1993, respectively.

             P.A.M. Transportation Services, Inc. and Subsidiaries

8. RELATED PARTY TRANSACTIONS (CONTINUED)

During 1993, the Company began leasing certain revenue equipment with an original cost of $2.7 million to an affiliate of the majority shareholder under a direct financing lease arrangement. The Company earned interest income of $200,000, $200,000, and $100,000 in 1995, 1994 and 1993, respectively, relating to this lease which is included in other income in the accompanying financial statements. The aggregate future minimum lease payments to be received under this lease are as follows (in thousands):


1996                                                       $  789
1997                                                          571
                                                           ------
                                                            1,360
Less unearned income                                          121
                                                           ------
Present value of net minimum lease payment                  1,239
Less current portion                                          691
                                                           ------
                                                           $  548
                                                           ======

Payments made by the Company to an affiliate of the majority shareholder for the reimbursement of operating and other expenses paid on behalf of the Company, and debt repayments made on notes payable to the affiliate aggregated approximately $6.8 million, $14.1 million, and $9.1 million in 1995, 1994, and 1993, respectively.

The Company has entered into noncancelable operating leases for revenue equipment with an affiliate of the majority shareholder. The leases are payable monthly and are currently under a month-to-month leasing arrangement. Rent expense under these leases was $200,000, $400,000 and $900,000 in 1995, 1994 and 1993, respectively.

Trade accounts payable at December 31, 1995 includes a payable to an affiliate of the majority shareholder of $1.1 million.

             P.A.M. Transportation Services, Inc. and Subsidiaries

9. LEASES AND COMMITMENTS

The Company leases certain revenue equipment under capital leases.

The future minimum payments under capital (see Note 4) and operating leases at December 31, 1995 with initial terms of one year or more consisted of the following:



                                              CAPITAL    OPERATING
                                              -------    ---------
1996                                          $1,293       $195
1997                                           1,293        178
1998                                           1,293          -
1999                                             969          -
                                              -----------------
Total minimum lease payments                   4,848        373
Amounts representing interest                    502          -
                                              -----------------
Present value of net minimum lease payments   $4,346       $373
                                              =================

Assets held under capitalized leases are included in property, plant and equipment (in thousands) as follows:



                           1995    1994
                          --------------
Revenue equipment         $5,273  $3,779
Accumulated amortization    (782)    (44)
                          --------------
                          $4,491  $3,735
                          ==============

Capital lease obligations incurred in 1995 and 1994 totaled $1.5 million and $3.8 million, respectively. Lease amortization is included in depreciation expense.

Rent expense on nonrelated party operating leases totaled approximately $500,000 for 1995.

10. PROFIT SHARING PLAN

P.A.M. Transport, Inc. a subsidiary of the Company, sponsors a profit sharing plan for the benefit of its eligible employees. The plan qualifies under
Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax deductible contributions to the plan. The plan provides for annual employer matching contributions of 25% of each participant's voluntary contribution up to $400.

             P.A.M. Transportation Services, Inc. and Subsidiaries

10. PROFIT SHARING PLAN (CONTINUED)

P.A.M. Transport, Inc.'s matching contributions to the plan totaled approximately $46,000, $40,000, and $28,000 in 1995, 1994, and 1993,
respectively.

Choctaw Express, Inc., sponsors a profit sharing plan for the benefit of its eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing all eligible employees to make tax deductible contributions to the plan. The plan provides for employer matching contributions of 50% of each participant's voluntary contribution up to 3% of the participant's compensation. Choctaw Express, Inc.'s matching contribution to its plan totaled approximately $14,000 in 1995.

The Choctaw Express, Inc. profit sharing plan was merged into the P.A.M. Transport, Inc. profit sharing plan effective December 31, 1995.

11. LITIGATION

The Company is not a party to any pending legal proceedings which management believes to be material to the financial condition of the Company. The Company maintains liability insurance against risks arising out of the normal course of its business, subject to retention amounts as provided by the specific policy.

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below presents quarterly financial information for 1995 and 1994:



                                    THREE MONTHS ENDED
                      MARCH 31    JUNE 30   SEPTEMBER 30  DECEMBER 31
                      -----------------------------------------------
                            (Thousands, except per share data)
1995
Operating revenues      $22,084    $23,833       $22,241      $23,437
Operating expenses       19,713     20,421        19,365       20,654
                        ---------------------------------------------
Operating income          2,371      3,412         2,876        2,783
Other expenses - net        740        828           882          905
Income taxes                620        982           758          713
                        ---------------------------------------------
Net income              $ 1,011    $ 1,602       $ 1,236      $ 1,165
                        =============================================
Net income per
common share
(primary)               $   .13    $   .21       $   .16      $   .15
                        =============================================
Average common and
common equivalent
shares outstanding        7,648      7,605         7,674        7,708
                        =============================================

             P.A.M. Transportation Services, Inc. and Subsidiaries

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)


                                    THREE MONTHS ENDED
                      MARCH 31    JUNE 30   SEPTEMBER 30  DECEMBER 31
                      -----------------------------------------------
                            (Thousands, except per share data)
1994
Operating revenues      $18,846    $19,833       $18,508      $18,960
Operating expenses       16,982     17,148        16,251       16,794
                        ---------------------------------------------
Operating income          1,864      2,685         2,257        2,166
Other expenses - net        697        688           680          673
Income taxes                408        799           689          598
                        ---------------------------------------------
Net income              $   759    $ 1,198       $   888      $   895
                        =============================================
Net income per
common share
(primary)               $   .10    $   .16       $   .12      $   .12
                        =============================================
Average common and
common equivalent
shares outstanding        7,612      7,493         7,490        7,584
                        =============================================

13. FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company is estimating fair value disclosures for financial instruments:

Cash and cash equivalents--The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

Direct financing lease--The fair value of the Company's direct financing lease is estimated using discounted cash flow analyses, based on the Company's current incremental rate for similar types of investment arrangements.

Long-term debt--The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Line of credit--The carrying amount for the line of credit approximates fair value.

             P.A.M. Transportation Services, Inc. and Subsidiaries

13. FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows (in thousands):


                                   CARRYING
                                    AMOUNT   FAIR VALUE
                                   --------------------
1995
Cash and cash equivalents          $ 7,629     $ 7,629
Direct financing lease               1,239       1,283
Long-term debt                      45,177      46,257
Line of credit                       7,909       7,909

14. SUBSEQUENT EVENT

On January 18, 1996, the Company reached an agreement in principle to acquire, for approximately $200,000 cash, Allen Freight Services, Inc., a truckload carrier based in Jacksonville, Florida. The Company anticipates closing the purchase by the end of the first quarter of 1996. The transaction is subject to completion of a due diligence investigation, execution of a definitive agreement, and regulatory approvals. Allen Freight Services, Inc. generated revenues of approximately $16 million in 1995.

                                    PART III

     Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held on May 23, 1996. The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

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

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.    Financial Statements and Auditors' Report.

     The following financial statements and auditors' report have been filed as
Item 8 in Part II of this report:

               Report of Independent Auditors

               Consolidated Balance Sheets - December 31, 1995 and 1994

               Consolidated Statements of Income - Years ended December 31, 1995, 1994 and 1993

               Consolidated Statements of Shareholders' Equity - Years ended December 31, 1995, 1994 and 1993

               Consolidated Statements of Cash Flows - Years ended December 31, 1995, 1994 and 1993

               Notes to Consolidated Financial Statements

(a)  2.    Financial Statement Schedules.

     The following supporting financial statement schedule is filed with this report:


      II  -    Valuation and Qualifying Accounts - Years Ended December 31,
               1995, 1994 and 1993



     All other schedules are omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.

(a) 3. Exhibits.

     The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Form S-1 Registration Statement under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986 ("1986 S-1"); (ii) the Annual Report on Form 10-K for the year ended December 31, 1987 ("1987 10-K"); (iii) the Annual Report on Form 10-K for the year ended December 31, 1991 ("1991 10-K"); (iv) the Annual Report on Form 10-K for the year ended December 31, 1992 ("1992 10-K"); (v) the Annual Report on Form 10-K for the year ended December 31, 1993 ("1993 Form 10-K");
(vi) the Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Form 10-K"); (vii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 ("6/30/94 10-Q"); (viii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 ("6/30/95 10-Q"); or (ix) the Current Report on Form 8-K dated January 31, 1995 ("1/31/95 8-K").





Exhibit #                           Description of Exhibit
- ---------       ------------------------------------------------------------------------------------------------------------------
*2.1       -    Stock Purchase Agreement dated January 31, 1995 by and among Registrant, Choctaw Express, Inc., Choctaw Brokerage,
                Inc. and Joe M. Bussell (Exh. 2.1, 1/31/95 8-K)

*3.1       -    Amended and Restated Certificate of Incorporation of the Registrant (Exh. 3.1, 1986 S-1)

*3.1.1     -    Amendment to Certificate of Incorporation dated June 24, 1987 (Exh. 3.1.1, 1987 10-K)

*3.2       -    Amended and Restated By-Laws of the Registrant (Exh. 3.2, 1986 S-1)

*3.2.1     -    Amendment to Article I, Section 3 of By-Laws of Registrant (Exh. 3.2.1, 1986 S-1)

*3.2.2     -    Amendments to By-Laws of Registrant adopted May 7, 1987 (Exh. 3.2.2, 1987 10-K)

*3.2.3     -    Amendments to By-Laws of Registrant adopted January 4, 1993 (Exh. 3.2.3, 1992 10-K)

*4.1       -    Specimen Stock Certificate (Exh. 4.1, 1986 S-1)

*4.2       -    Loan Agreement dated July 26, 1994 among First Tennessee Bank National Association, Registrant and P.A.M. Transport,
                Inc. together with Promissory Note (Exh. 4.1, 6/30/94 10-Q)

*4.2.1     -    Security Agreement dated July 26, 1994 between First Tennessee Bank National Association and P.A.M. Transport, Inc.
                (Exh. 4.2, 6/30/94 10-Q)

*4.3       -    First Amendment to Loan Agreement date June 27, 1995 by and among P.A.M. Transport, Inc., First Tennessee Bank
                National Association and P.A.M. Transportation Services, Inc., together with Promissory Note in the principal amount of $2,500,000 (Exh. 4.1.1, 6/30/95 10-Q)


*4.3.1   -    First Amendment to Security Agreement dated June 28, 1995 by and between P.A.M. Transport, Inc. and First Tennessee
              Bank National Association (Exh. 4.2.2, 6/30/95 10-Q)

*4.3.2   -    Security Agreement dated June 27, 1995 by and between Choctaw Express, Inc. and First Tennessee Bank National
              Association (Exh. 4.1.3, 6/30/95 10-Q)

*4.3.3   -    Guaranty Agreement of P.A.M. Transportation Services, Inc. dated June 27, 1995 in favor of First Tennessee Bank
              National Association respecting $10,000,000 line of credit (Exh. 4.1.4, 6/30/95 10-Q)

         -    No other long-term debt instrument of the Registrant or its subsidiaries authorizes indebtedness exceeding 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis and the Registrant hereby undertakes to provide the Commission upon request with any long-term debt instrument not filed herewith.

*10.1    -    Incentive Stock Option Plan, dated July 25, 1986 (Exh. 10.2, 1986 S-1)

*10.1.1  -    Amendment to 1986 Incentive Stock Option Plan, dated June 2, 1987 (Exh. 10.2.1, 1987 10-K)

*10.2    -    Non-Qualified Stock Option Plan, dated July 25, 1986 (Exh. 10.3, 1986 S-1)

*10.2.1  -    Amendment No. 1 to Non-Qualified Stock Option Plan (Exh. 10.2.1, 1993 10-K)

10.3     -    Employment Agreement between the Registrant and Robert W. Weaver dated January 1, 1995

*10.4    -    Incentive Compensation Plan of Registrant adopted January 10, 1995 for fiscal years 1994 and 1995 (Exh. 10.4, 1994
              10-K).

*10.5    -    Non-Competition Agreement dated January 31, 1995 between Registrant and Joe M. Bussell (Exh. 10.1, 1/31/95 8-K)

21.1     -    Subsidiaries of the Registrant

23.1     -    Consent of Ernst & Young LLP

27       -    Financial Data Schedule



     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter ended December 31, 1995.

                                  SCHEDULE II



                      P.A.M. TRANSPORTATION SERVICES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS


                  Years Ended December 31, 1995, 1994 and 1993







                                                                   ADDITIONS
                                                                   ---------

                                                                   Charged to
                                           Balance at  Charged to    Other                     Balance
                                           Beginning   Costs and    Accounts   Deductions      at End
             Description                   of Period    Expenses   (Describe)  (Describe)     of Period
             -----------                   ----------  ----------  ----------  ---------      ---------
1995 - Allowance for doubtful accounts      $239,343     $88,692     $--       $4,148(A)       $323,887

1994 - Allowance for doubtful accounts       135,275     114,014      --        9,946(A)        239,343

1993 - Allowance for doubtful accounts       133,374      51,163      --       49,262(A)        135,275




Note A - Accounts written off.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         P.A.M. TRANSPORTATION SERVICES, INC.



 Dated:  March 25, 1996  By:  /s/ Robert W. Weaver
                              ------------------------------------------------
                              ROBERT W. WEAVER
                              President and Chief Executive Officer
                              (principal executive officer)

 Dated:  March 25, 1996  By:  /s/ Larry J. Goddard
                              ------------------------------------------------
                              LARRY J. GODDARD, Vice President - Finance,
                              Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                         P.A.M. TRANSPORTATION SERVICES, INC.



Dated:  March 25, 1996   By:  /s/ Robert W. Weaver
                              ---------------------------------
                              ROBERT W. WEAVER, President and
                              Chief Executive Officer, Director


Dated:  March 25, 1996   By:  /s/ Matthew T. Moroun
                              ---------------------------------
                              MATTHEW T. MOROUN, Director


Dated:  March 25, 1996   By:  /s/ William E. Morrissey
                              ---------------------------------
                              WILLIAM E. MORRISSEY, Director


Dated:  March 25, 1996   By:
                              ---------------------------------
                              BERYL L. SHROYER, Director


Dated:  March 25, 1996   By:  /s/ Daniel C. Sullivan
                              ---------------------------------
                              DANIEL C. SULLIVAN, Director


Dated:  March 25, 1996   By:  /s/ Charles F. Wilkins
                              ---------------------------------
                              CHARLES F. WILKINS, Director