Form 10-Q
period 1996-03-31
PAM TRANSPORTATION SERVICES INC
filed 1996-05-15
CIK 798287

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         (Mark One)

         ( x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  March 31, 1996
                                         --------------

                                       OR

         (   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to _________________

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

                           Yes  X              No
                               ---                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   Class                           Outstanding at May 9, 1996
                   -----                           --------------------------
       Common Stock, $.01 Par Value                         5,016,257

                        PART I  -  FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               March 31,      December 31,
                                                                  1996            1995
                                                                  ----            ----
                                                               (unaudited)        (note)
                                                                     (thousands)
ASSETS
Current assets:
     Cash and cash equivalents                                   $    358     $  7,629
     Receivables:
          Trade, net of allowance                                  13,868       12,517
          Other                                                       907          307
     Operating supplies and inventories                               665          468
     Equipment held for sale                                        1,223        1,223
     Prepaid expenses and deposits                                  2,830        3,341
     Investment in direct financing lease                             654          691
     Income taxes refundable                                            0           95
                                                                 --------     --------
          Total current assets                                     20,505       26,271


Property and equipment, at cost                                    82,275       78,829
     Less:  accumulated depreciation                              (24,496)     (21,540)
                                                                 --------     --------
          Net property and equipment                               57,779       57,289


Other assets:
     Investment in direct financing lease, less current
       portion                                                        426          548
     Excess of cost over net assets acquired                        2,604        1,140
     Non compete agreement                                          1,508        1,059
     Other                                                            504          501
                                                                 --------     --------
          Total other assets                                        5,042        3,248
                                                                 --------     --------
Total assets                                                     $ 83,326     $ 86,808
                                                                 ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current maturities of long-term debt                        $ 15,242     $ 15,120
     Trade accounts payable                                         4,672        6,729
     Deferred income taxes                                             88          409
     Other current liabilities                                      4,339        3,048
                                                                 --------     --------
          Total current liabilities                                24,341       25,306


Long-term debt, less current portion                               33,656       37,966
Non-competion agreements                                            1,331          815
Deferred income taxes                                               4,967        4,489
Shareholder's Equity
     Preferred stock                                                   --           --
     Common stock                                                      50           50
     Additional paid-in capital                                    13,346       13,307
     Retained earnings                                              5,635        4,875
                                                                 --------     --------
          Total shareholders' equity                               19,031       18,232
                                                                 --------     --------
Total liabilities and shareholder's equity                       $ 83,326     $ 86,808
                                                                 ========     ========




Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                 Three Months Ended
                                                      March 31,
                                               ------------------------
                                               1996                1995
                                               ----                ----
                                                    (thousands)
Operating revenues                             $23,532             $22,084

Operating expenses:
  Salaries, wages and benefits                  10,359              10,087
  Operating supplies                             4,574               4,022
  Rent and purchased transportation                386                 603
  Depreciation and amortization                  2,862               2,015
  Operating taxes and licenses                   1,529               1,374
  Insurance and claims                           1,038               1,023
  Communications and utilities                     257                 162
  Other                                            385                 427
                                               -------             -------
                                                21,390              19,713
                                               -------             -------

Operating income                                 2,142               2,371
Other income (expense)
  Interest expense                                (948)               (788)
  Other                                             31                  48
                                               -------             -------
                                                  (917)               (740)
                                               -------             -------

Income before income taxes                       1,225               1,631

Income taxes --current                             156                 115
             --deferred                            309                 505
                                               -------             -------
                                                   465                 620
                                               -------             -------

Net income                                     $   760             $ 1,011
                                               =======             =======


Net income per share                           $   .10             $   .13
                                               =======             =======

Average common and common
 equivalent shares outstanding                   7,724               7,648
                                               =======             =======


        See notes to condensed consolidated financial statements.

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)



                                                                 Three Months Ended
                                                                      March 31,
                                                               ------------------------
                                                               1996                1995
                                                               ----                ----
                                                                      (thousands)
OPERATING ACTIVITIES
Net income                                                     $    760          $  1,011
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                2,862             2,015
     Non compete agreement amortization                              77                54
     Provision for deferred income taxes                            309               505
     Changes in operating assets and liabilities:
         Accounts receivable                                        280            (2,392)
         Prepaid expenses and other current assets                  770               175
         Accounts payable                                        (3,844)            1,125
         Accrued expenses                                           223               752
                                                               --------          --------

Net cash provided by operating activities                         1,437             3,245

INVESTING ACTIVITIES
Purchases of property and equipment                              (3,164)           (3,157)
Proceeds from sale or disposal of property and equipment             --                 1
Lease payments received on direct financing lease                   160               150
                                                               --------          --------

Net cash used in investing activities                            (3,004)           (3,006)

FINANCING ACTIVITIES
Borrowings under lines of credit                                 30,654            22,296
Repayments under lines of credit                                (32,202)          (25,119)
Borrowing of long-term debt                                       1,909             2,788
Repayments of long-term debt                                     (5,904)           (2,584)
Choctaw acquisition-less cash acquired                               --            (1,185)
AFS acquisition less cash acquired (Note C)                        (200)               --
Proceeds from exercise of stock options                              39                65
                                                               --------          --------

Net cash used in financing activities                            (5,704)           (3,739)
                                                               --------          --------
Net decrease in cash and cash equivalents                        (7,271)           (3,500)


Cash and cash equivalents at beginning of period                  7,629             4,078
                                                               --------          --------


Cash and cash equivalents at end of period                     $    358          $    578
                                                               ========          ========




       See notes to condensed consolidated financial statements.

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 1996


NOTE A: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


NOTE B:  NOTES PAYABLE AND LONG-TERM DEBT

In the first three months of 1996, the Company's subsidiary, P.A.M. Transport, Inc., entered into installment obligations for the purchase of replacement revenue equipment in the aggregate amount of $1.9 million payable in 48 monthly installments at an interest rate of 6.95%.


NOTE C:  ACQUISITION

On March 11, 1996, the Company closed the purchase of all of the outstanding capital stock (the "Shares") of Allen Freight Services, Inc., a Missouri corporation ("AFS"). The total purchase price for the Shares was $200,000, which was negotiated by the parties at arms-length. Assets of approximately $3.7 million were acquired and liabilities of approximately $3.5 million were assumed. The Company paid the purchase price by utilizing its existing line of credit.


The acquisition has been accounted for under the purchase method, effective March 11, 1996, with the operations of AFS included in the Company's financial statements since that date. If the acquisition had occurred at the beginning of fiscal 1995, the effect on consolidated operating revenues, net income and net income per share would not have been material. The purchase price has been allocated to assets and liabilities based on their estimated fair values as of the date of the acquisition. Approximately $1.5 million in goodwill was recorded as a result of the purchase allocation and is being amortized over a 25-year period. The Company also entered into three-year Non-Competition Agreements with the four former shareholders and officers/employees of AFS.

                         PART I - FINANCIAL INFORMATION

           Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 VS. THREE MONTHS ENDED MARCH 31, 1995

For the quarter ended March 31, 1996 revenues increased 6.6% to $23.5 million as compared to $22.1 million for the quarter ended March 31, 1995. The increase in revenues was attributable to a 15.1% increase in average tractors from 630 in 1995 to 742. A total of 143 were added in connection with the acquisition of AFS on March 11, 1996, producing revenues of $1.2 million for the first quarter of 1996. Utilization of equipment declined 8.4% in the first quarter of 1996 when revenue per tractor per work day is compared to the first quarter of 1995 (see General Motors strike discussion).

The Company's operating ratio was 90.9% of revenues in the first quarter of 1996 compared to 89.3% in the first quarter of 1995.

Salaries, wages and benefits decreased from 45.7% of revenues in the first quarter of 1995 to 44% of revenues in the first quarter of 1996. The factors contributing to the decrease are as follows: a decrease in maintenance wages which can be attributed to the Company's newer fleet; a decrease in the Arkansas unemployment rate from 2.4% in the first quarter of 1995 to .5% for the first quarter of 1996; and, a decrease in worker's compensation expense which reflects the Company's favorable loss experience.

Operating supplies and expenses increased from 18.2% of revenues in the first quarter of 1995 to 19.4% of revenues in the first quarter of 1996. Fuel expense increased reflecting increased fuel prices for the quarter. The increase in fuel expense was offset by a decrease in repairs and maintenance resulting from the Company's more modernized fleet.

Rent and purchased transportation decreased from 2.7% of revenues in the first quarter of 1995 to 1.6% of revenues in the first quarter of 1996. This reduction relates to the use of rental equipment by Choctaw Express, Inc., a subsidiary of the Company, in the first quarter of 1995, which was replaced by Company owned equipment in 1996.

The Company incurred an increase in depreciation expense as a result of the new equipment being placed into service. Depreciation expense increased from 9.1% of revenues in the first quarter of 1995 to 12.2% of revenues in the first quarter of 1996.

The Company's results for the quarter were adversely affected by a General Motors brake plant strike for 23 days. The strike not only idled the G.M. system but had repercussions felt by manufacturers and suppliers not normally thought to be associated with the auto industry. Equipment utilization, as measured in miles per truck per day, decreased 48 miles as a result of the strike, while costs declined only marginally due to the proportion of costs which are relatively fixed.

Interest expense increased from the first quarter of 1995 primarily as a result of borrowings for equipment purchases.

LIQUIDITY AND CAPITAL RESOURCES


P.A.M. Transport, Inc., has a $10.0 million secured bank line of credit subject to borrowing limitations. Outstanding advances on this line of credit were approximately $6.9 million (at an interest rate of 7.94%) at March 31, 1996. The Company's borrowing base limitation at March 31, 1996 was $10.0 million. The line of credit is guaranteed by the Company and matures May 31, 1997.

The Company entered into installment obligations in the first quarter of 1996 for the purchase of replacement revenue equipment for approximately $1.9 million payable in 48 monthly installments at an interest rate of 6.95%.

During 1996 the Company plans to replace and/or add 200 trailers and 100 tractors and expects to incur additional equipment financing debt of approximately $9.4 million.

Operating results during the first quarter of 1996 provided net cash from operations of approximately $1.4 million.

Management expects that the Company's existing working capital and its available line of credit will be sufficient to meet the Company's commitments as of March 31, 1996, and to fund its operating needs during fiscal 1996. However, if additional financing were required, management believes that such financing would be available from its existing lender.



ACQUISITION

On March 11, 1996 the Company closed the purchase of all of the outstanding capital stock (the "Shares") of Allen Freight Services, Inc. ("AFS"), a Missouri corporation. The total purchase price for the Shares was $200,000, which was negotiated by the parties at arms-length. The acquisition was financed through borrowings under the Company's bank line of credit agreement and available cash, and the acquisition has been accounted for under the purchase method of accounting effective March 11, 1996 with operations included in the Company's financial statements beginning on the acquisition date. The Company will also make payments under three-year Non-competition agreements which were entered into with four AFS former stockholders and officers/employees. See Note C to the accompanying condensed consolidated financial statements (unaudited).

                         PART II.     OTHER INFORMATION




Item 6.    Exhibits and Reports on Form 8-K.


     (a)   The following exhibits are filed with this report:


               11       Statement Re:  Computation of Per Share Earnings

               27       Financial Data Schedule


     (b)    Reports on Form 8-K

               None.

                                   SIGNATURES



Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             P.A.M. TRANSPORTATION SERVICES, INC.



Dated:   May 13, 1996        By: /s/ Robert W. Weaver
                                 --------------------------------------
                                 Robert W. Weaver
                                 President and Chief Executive Officer
                                 (principal executive officer)




Dated:   May 13, 1996         By: /s/  Larry J. Goddard
                                  ---------------------------------------
                                  Larry J. Goddard
                                  Vice President-Finance, Chief Financial
                                  Officer, Secretary and Treasurer
                                  (principal accounting and financial officer)

EXHIBIT 11

               STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE

Earnings per share computations assumes the exercise of stock warrants and options to purchase shares of common stock. The shares assumed exercised are based on the weighted average number of warrants and options outstanding during the period. Under the treasury stock method of computing earnings per share, the number of shares of treasury stock assumed to be repurchased is limited to 20% of common stock outstanding, with the remaining shares assumed to be newly issued and with the excess proceeds assumed to have reduced long-term borrowings outstanding for the periods.

EARNINGS PER SHARE FOR THE PERIOD ENDED MARCH 31,1996
- -----------------------------------------------------

Application of assumed proceeds ($6,862,711):
  Toward repurchase of outstanding common shares at              $6,862,711
   March 31, 1996 market price of $7.521 per share

  Reduction of borrowings under line of credit                            0
                                                                 ----------
                                                                 $6,862,711
                                                                 ==========
Adjustments of net income:
  Actual net income                                                 759,289
  Interest expense reduction                                              0
                                                                 ----------
Adjusted net income (A)                                             759,289

Adjustment of shares outstanding:
  Actual outstanding                                              5,015,657
  Net additional shares issuable (3,621,164-912,473)              2,708,691
                                                                 ----------
  Adjusted shares outstanding (B)                                 7,724,348
                                                                 ==========

Net income per common share (A) divided by (B)                   $     0.10
                                                                 ==========

EARNINGS PER SHARE FOR THE PERIOD ENDED MARCH 31,1995
- -----------------------------------------------------

Application of assumed proceeds ($4,740,952):
  Toward repurchase of outstanding common shares at
   March 31, 1995 market price of $6.50 per share                $4,740,952

  Reduction of borrowings under line of credit                            0
                                                                 ----------
                                                                 $4,740,952
                                                                 ==========
Adjustments of net income:
  Actual net income                                               1,011,149
  Interest expense reduction                                              0
                                                                 ----------
Adjusted net income (A)                                           1,011,149

Adjustment of shares outstanding:
  Actual outstanding                                              4,944,393
  Net additional shares issuable (3,432,664-790,159)              2,703,287
                                                                 ----------
  Adjusted shares outstanding (B)                                 7,647,680
                                                                 ==========

Net income per common share (A) divided by (B)                   $     0.13
                                                                 ==========