Form 10-Q
period 1996-06-30
PAM TRANSPORTATION SERVICES INC
filed 1996-08-13
CIK 798287

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 (Mark One)

   ( x )       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 1996
                                -------------

                                       OR

   (   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ________________  to  _________________

 Commission File Number    0-15057
                           -------

                      P.A.M. TRANSPORTATION SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          DELAWARE                                       71-0633135
- -------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


                  Highway 412 West, Tontitown, Arkansas  72770
                  --------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (501) 361-9111
             ---------------------------------------------------
             (Registrants telephone number, including area code)


                                      N/A
           -------------------------------------------------------
           (Former name, former address and former fiscal year, if
                          changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X              No
   -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                            Outstanding at August 6, 1996
- ----------------------------               -----------------------------
Common Stock, $.01 Par Value                        5,022,057

                        PART I  -  FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,         December 31,
                                                                                   1996                1995
                                                                               -----------         ------------
ASSETS                                                                         (unaudited)            (note)
Current assets:                                                                         (thousands)
     Cash and cash equivalents                                                   $   467              $ 7,629
     Receivables:
          Trade, net of allowance                                                 16,755               12,517
          Other                                                                      731                  307
     Equipment held for sale                                                       1,223                1,223
     Prepaid expenses                                                              2,433                3,341
     Investment in direct financing lease                                              -                  691
     Income taxes refundable                                                           -                   95
     Deferred income taxes                                                           110                    -
     Other                                                                           410                  468
                                                                                 -------              -------
          Total current assets                                                    22,129               26,271

Property and equipment, at cost                                                   94,134               78,829
     Less:  accumulated depreciation                                             (27,340)             (21,540)
                                                                                 -------              -------
          Net property and equipment                                              66,794               57,289

Other assets:
     Investment in direct financing lease, less current portion                        -                  548
     Excess of cost over net assets acquired (Note C)                              2,573                1,140
     Non compete agreement (Note C)                                                1,398                1,059
     Other                                                                           760                  501
                                                                                 -------              -------
          Total other assets                                                       4,731                3,248
                                                                                 -------              -------
Total assets                                                                     $93,654              $86,808
                                                                                 =======              =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt                                        $17,861              $15,120
     Trade accounts payable                                                        4,473                6,729
     Deferred income taxes                                                             -                  409
     Other current liabilities                                                     5,362                3,048
                                                                                 -------              -------
          Total current liabilities                                               27,696               25,306

Long-term debt, less current portion                                              38,854               37,966
Non-compete agreement                                                              1,131                  815
Deferred income taxes                                                              5,722                4,489
Shareholders' equity:
     Preferred stock                                                                   -                    -
     Common stock                                                                     50                   50
     Additional paid-in capital                                                   13,368               13,307
     Retained earnings                                                             6,833                4,875
                                                                                 -------              -------
          Total shareholders' equity                                              20,251               18,232
                                                                                 -------              -------
Total liabilities and shareholders' equity                                       $93,654              $86,808
                                                                                 =======              =======

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

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                     Three Months Ended                       Six Months Ended
                                                          June 30,                                June 30,
                                                  1996                1995                 1996                1995
                                                --------            --------             --------            --------
                                              (in 000s except per share data)          (in 000s except per share data)
Operating revenues                              $ 30,169            $ 23,833             $ 53,701            $ 45,917

Operating expenses:
  Salaries, wages and benefits                    14,225              10,244               24,584              20,331
  Operating supplies                               5,490               4,222               10,064               8,244
  Rent and purchased transportation                  574                 299                  960                 903
  Depreciation and amortization                    2,875               2,214                5,737               4,229
  Operating taxes and licenses                     1,734               1,415                3,263               2,789
  Insurance and claims                             1,327               1,115                2,366               2,138
  Communications and utilities                       302                 244                  558                 405
  (Gain) loss on sale of equipment                     0                 247                    0                 247
  Other                                              562                 421                  947                 848
                                                 -------            --------             --------            --------
                                                  27,089              20,421               48,479              40,134

                                                 -------            --------             --------            --------
Operating income                                   3,080               3,412                5,222               5,783

Other income (expense)                            (1,083)               (872)              (2,031)             (1,659)
  Interest expense                                     0                  44                   31                  91
  Other
                                                 -------            --------             --------            --------
                                                  (1,083)               (828)              (2,000)             (1,568)

Income before income taxes                         1,997               2,584                3,222               4,215

Income taxes--current                                242                 431                  398                 546
            --deferred                               557                 551                  866               1,056
                                                 -------            --------             --------            --------
                                                     799                 982                1,264               1,602

Net income                                       $ 1,198            $  1,602             $  1,958            $  2,613
                                                 =======            ========             ========            ========

Net income per share                             $  0.16            $   0.21             $   0.26            $   0.34
                                                 =======            ========             ========            ========

Average common and common
 equivalent shares outstanding                 7,643,314           7,604,724            7,675,774           7,626,268
                                               =========           =========            =========           =========

          See notes to condensed consolidated financial statements.

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                           Six Months Ended
                                                                                June 30,

                                                                          1996              1995
                                                                        -------            -------
OPERATING ACTIVITIES                                                     (000s)             (000s)
Net income                                                              $ 1,958            $ 2,613
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                         5,737             4,227
     Non-compete agreement amortization                                      177               135
     Loss on retirement of property and equipment                              -               247
     Provision for doubtful accounts                                           -                 -
     Provision for deferred income taxes                                     866             1,270
     Changes in operating assets and liabilities:
         Accounts receivable                                              (2,430)           (1,940)
         Prepaid expenses and other current assets                         1,167               766
         Accounts payable                                                 (4,042)           (1,685)
         Accrued expenses                                                  1,269              (286)
                                                                         -------           -------
Net cash provided by operating activities                                  4,702             5,347

INVESTING ACTIVITIES
Purchases of property and equipment                                      (15,026)           (1,868)
Proceeds from sale or disposal of property and
  equipment                                                                    -             1,421
Lease payments received on direct financing lease                          1,239               303
                                                                         -------           -------
Net cash used in investing activities                                    (13,787)             (144)

FINANCING ACTIVITIES
Borrowings under lines of credit                                          58,772            48,263
Repayments under lines of credit                                         (61,754)          (48,417)
Borrowings of long-term debt                                              13,502                 -
Repayments of long-term debt                                              (8,456)           (7,818)
Choctaw acquisition less cash acquired                                         -            (1,299)
AFS acquisition less cash acquired (Note C)                                 (200)                -
Proceeds from exercise of stock options                                       59                75
                                                                         -------           -------
Net cash provided by (used in) financing activities                        1,923            (9,196)
                                                                         -------           -------
Net decrease in cash and cash equivalents                                 (7,162)           (3,993)

Cash and cash equivalents at beginning of period                         $ 7,629           $ 4,077
                                                                         -------           -------

Cash and cash equivalents at end of period                               $   467           $    84
                                                                         =======           =======


       See notes to condensed consolidated financial statements.

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1996

NOTE A: BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B:  NOTES PAYABLE AND LONG-TERM DEBT
In the first six months of 1996, the Company's subsidiary, P.A.M. Transport, Inc., entered into installment obligations for the purchase of revenue equipment in the approximate amount of $13.5 million payable in 48 and 60 monthly installments at an interest rate of 6.95%.

NOTE C:  ACQUISITION
On March 11, 1996, the Company closed the purchase of all of the outstanding capital stock (the "Shares) of Allen Freight Services, Inc., a Missouri corporation ("AFS"). The total purchase price for the Shares was $200,000, which was negotiated by the parties at arms length. Assets of approximately $3.7 million were acquired and liabilities of approximately $3.5 million were assumed. The Company paid the purchase price by utilizing its existing line of credit.

The acquisition has been accounted for under the purchase method, effective March 11, 1996, with the operations of AFS included in the Company's financial statements, since that date. If the acquisition had occurred at the beginning of fiscal 1995, the effect on consolidated operating revenues, net income and net income per share would not have been material. The purchase price has been allocated to assets and liabilities based on their estimated fair values as of the date of acquisition. Approximately $1.5 million in goodwill was recorded as a result of the purchase allocation and it is being amortized over a 25-year period. The Company also entered into three-year Non-competition Agreements with four former shareholders and officers/employees of AFS.

                         PART I - FINANCIAL INFORMATION

           Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 VS. THREE MONTHS ENDED JUNE 30, 1995
For the quarter ended June 30, 1996, revenues increased 26.6% to $30.2 million as compared to $23.8 million for the quarter ended June 30, 1995. The main factor for the increase in revenues was a 27.2% increase in average tractors from 686 in 1995 to 873 in 1996, of which 145 were added in connection with the acquisition of Allen Freight Services, Inc. (AFS). AFS which produced revenues of $4.3 million for the second quarter of 1996.

The Company's operating ratio was 89.8% of revenues in the second quarter of 1996 compared to 85.7% in the second quarter of 1995.

Salaries, wages and benefits increased from 43.0% of revenues in the second quarter of 1995 to 47.2% of revenues in the second quarter of 1996. The major factor for the increase was a 3.8 % increase in the amounts paid to AFS fleet owners.

Operating supplies and expenses increased from 17.7% of revenues in the second quarter of 1995 to 18.2% of revenues in the second quarter of 1996, reflecting the approximate four cents per share increase in fuel costs for the quarter.

Rent and purchased transportation increased 0.6% of revenues in the second quarter of 1996 as compared to the same period in 1995. This increase relates primarily to the acquisition of AFS which uses operating leases for its trailer requirements. This increase is offset by a reduction in the use of rental equipment by Choctaw Express, Inc., a subsidiary of the Company, in 1995 which was replaced by Company owned equipment in 1996.

The Company incurred an increase in depreciation expense as a result of the new equipment being placed into service. Depreciation expense increased from 9.3% of revenues in the second quarter of 1995 to 9.5% of revenues in the second quarter of 1996.

Interest expense increased approximately $200,000 in the second quarter of 1996 when compared to the second quarter of 1995, primarily as a result of borrowings associated with new equipment purchases and an increased line of credit balance.

The Company's effective tax rate increased from 38% in the second quarter of 1995 to 40% in the second quarter of 1996 as a result of AFS' practice of paying per diem expenses to its drivers a portion of which is a nondeductible permanent difference in the calculation of income tax expense. As of July 1, 1996 per diems will no longer be paid to AFS drivers.

SIX MONTHS ENDED JUNE 30, 1996 VS. SIX MONTHS ENDED JUNE 30, 1995
For the six months ended June 30, 1996, revenues increased 17.0% to $53.7 million as compared to $45.9 million for the six months ended June 30, 1995. The main factor for the increase in revenues was a 22.6% increase in average tractors from 658 in 1995 to 807 in 1996, of which 145 were added in connection with the acquisition of AFS which produced revenues of $5.5 million for the first six months of 1996.

The Company's operating ratio was 90.3% of revenues in the first six months of 1996 compared to 87.4% in the first six months of 1995.

Salaries, wages and benefits increased to 45.8% of revenues in the first six months of 1996 compared to 44.3% of revenues in the first six months of 1995. This increase results from the 2.5% increase in amounts paid to AFS fleet owners. This increase is partially offset by a decrease in employee bonus expense of 1.2% in the first six months of 1996 when compared to the first six months of 1995.

Operating supplies and expenses increased to 18.7% of revenues in the first six months of 1996 from 18% of revenues in the first six months of 1995, reflecting the increase in fuel costs for the six month period which is approximately eight cents per share. This increase was offset by a decrease in repairs and maintenance of .2% of revenues. This decrease is indicative of the operation of a newer fleet of trucks.

The Company incurred an increase in depreciation expense as a result of the new equipment being placed into service. Depreciation expense increased from 9.2% of revenues in the first six months of 1995 to 10.7% of revenues in the first six months of 1996.

Interest expense increased approximately $370,000 in the first six months of 1996 when compared to the same period in 1995. This increase relates to borrowings for new equipment purchases and an increased line of credit balance.

The Company's effective tax rate increased to 39.2% from 38% as a result of AFS' practice of paying per diem expenses to its drivers a portion of which is a nondeductible permanent difference in the calculation of income tax expense. As of July 1, 1996 per diems will no longer be paid to AFS drivers.

The Company's results for the first quarter were adversely affected by a General Motors brake plant strike for 23 days. The strike not only idled the G.M. system, but had repercussions felt by manufacturers and suppliers not normally thought to be associated with the auto industry. Equipment utilization, as measured in miles per truck per day, decreased 48 miles as a result of the strike, while costs declined only marginally due to the proportion of costs which are relatively fixed.

LIQUIDITY AND CAPITAL RESOURCES
The Company's principal subsidiary, P.A.M. Transport, Inc., has a $10 million secured bank line of credit subject to borrowing limitations. Outstanding advances on this line of credit were approximately $6.5 million, including $0.7 million in letters of credit, (at an interest rate of 8.00%) at June 30, 1996. The Company's borrowing base limitation at June 30, 1996 was $10 million. The line of credit is guaranteed by the Company and matures May 31, 1997. On July 3, 1996, P.A.M. Transport, Inc. entered into a new loan agreement, with its existing lender, to increase its secured bank line of credit subject to borrowing limitations to $15 million. This new agreement matures May 31, 1998.

The Company entered into installment obligations in the first six months of 1996 for the purchase of revenue equipment for approximately $13.5 million payable in 48 and 60 monthly installments at an interest rate of 6.95%.

Operating results during the first six months of 1996 provided net cash from operations of approximately $4.7 million.

Management expects that the Company's existing working capital and its available line of credit will be sufficient to meet the Company's commitments as of June 30, 1996, and to fund its operating needs during fiscal 1996. However, if additional financing were required, management believes that such financing would be available from its existing lender.

ACQUISITION
On March 11, 1996, the Company closed the purchase of all of the outstanding capital stock (the "Shares") of Allen Freight Services, Inc. ("AFS"), a Missouri corporation. The total purchase price for the Shares was $200,000, which was negotiated by the parties at arms-length. The acquisition was financed through borrowings under the Company's bank line of credit agreement and the acquisition has been accounted for under the purchase method of accounting effective March 11, 1996 with operations included in the Company's financial statements beginning on the acquisition date. The Company will also make payments under three-year Non-competition Agreements which were entered into with four AFS former stockholders and officers/employees. See Note C to the accompanying condensed consolidated financial statements (unaudited).

                         PART II.     OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

         The 1996 Annual Meeting of Stockholders of the Company was held on May 23 1996. At the meeting the following persons were elected as directors to serve for a term of one year and until their successors are elected and qualified: Robert W. Weaver, Daniel C. Sullivan, Matthew T. Moroun and
Charles F. Wilkins.

         The results of voting with respect to the election of directors were as follows:

                                              Votes                  Votes
                                               FOR                  WITHHELD
                                               ---                  --------
           Robert W. Weaver                  4,754,094               38,815
           Daniel C. Sullivan                4,754,094               38,815
           Charles F. Wilkins                4,754,094               38,815
           Matthew T. Moroun                 4,749,619               43,290




    Also at the 1996 Annual Meeting of Stockholders, the stockholders approved the 1995 Stock Option Plan. Votes for approval of the plan were 3,687,818, votes against were 55,581, and votes withheld were 2,800.


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



                                 P.A.M. TRANSPORTATION SERVICES, INC.




Dated:  August 12, 1996          By: /s/ Robert W. Weaver
                                    --------------------------------------------
                                    Robert W. Weaver
                                    President and Chief Executive Officer
                                    (principal executive officer)




Dated:  August 12, 1996          By: /s/ Larry J. Goddard
                                    --------------------------------------------
                                    Larry J. Goddard
                                    Vice President-Finance, Chief Financial
                                    Officer, Secretary and Treasurer
                                    (principal accounting and financial officer)