Form 10-Q
period 1996-09-30
PAM TRANSPORTATION SERVICES INC
filed 1996-11-14
CIK 798287

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)

         ( x )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996
                                        ------------------

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

                   Highway 412 West, Tontitown, Arkansas 72770
                   -------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

                            Yes  X     No
                               -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                              Outstanding at November 11, 1996
            -----                              --------------------------------
Common Stock, $.01 Par Value                                5,031,157

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                September 30,       December 31,
                                                                                    1996               1995
                                                                                    ----               ----
                                                                                 (Unaudited)          (note)
                                                                                          (thousands)
ASSETS
Current assets:
      Cash and cash equivalents                                                     $    562            $  7,629
      Receivables:
           Trade, net of allowance                                                    17,944              12,517
           Other                                                                         655                 307
      Equipment held for sale                                                          1,223               1,223
      Prepaid expenses                                                                 2,500               3,341
      Investment in direct financing lease                                                 -                 691
      Income taxes refundable                                                              -                  95
      Deferred income taxes                                                              161                   -
      Other                                                                              409                 468
                                                                                    --------            --------
           Total current assets                                                       23,454              26,271

Property and equipment, at cost                                                       95,507              78,829
      Less:  accumulated depreciation                                                (30,420)            (21,540)
                                                                                    --------           ---------
           Net property and equipment                                                 65,087              57,289

Other assets:
      Investment in direct financing lease, less current portion                           -                 548
      Excess of cost over net assets acquired (Note C)                                 2,542               1,140
      Non compete agreements (Note C)                                                  1,288               1,059
      Other                                                                              804                 501
                                                                                    --------            --------
           Total other assets                                                          4,634               3,248
                                                                                    --------            --------
Total assets                                                                        $ 93,175            $ 86,808
                                                                                    ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Current maturities of long-term debt                                          $ 17,426            $ 15,120
      Trade accounts payable                                                           7,030               6,729
      Deferred income taxes                                                                -                 409
      Other current liabilities                                                        4,418               3,048
                                                                                    --------            --------
           Total current liabilities                                                  28,874              25,306

Long-term debt, less current portion                                                  35,906              37,966
Non compete agreement                                                                    810                 815
Deferred income taxes                                                                  6,343               4,489
Shareholders' equity:
      Preferred stock
      Common stock                                                                        50                  50
      Additional paid-in capital                                                      13,376              13,307
      Retained earnings                                                                7,816               4,875
                                                                                    --------            --------
           Total shareholders' equity                                                 21,242              18,232
                                                                                    --------            --------
Total liabilities and shareholders' equity                                          $ 93,175            $ 86,808
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

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                         Three Months Ended                          Nine Months Ended
                                                            September 30,                              September 30,

                                                    1996                   1995                1996                  1995
                                                    ----                   ----                ----                  ----
                                                  (in 000s except per share data)           (in 000s except per share data)

Operating revenues                                $ 29,618              $ 22,241             $ 83,319             $ 68,158

Operating expenses:
  Salaries, wages and benefits                      14,044                 9,577               38,628               29,908
  Operating supplies                                 5,510                 4,023               15,574               12,267
  Rent and purchased transportation                    523                   271                1,483                1,174
  Depreciation and amortization                      3,110                 2,550                8,847                6,779
  Operating taxes and licenses                       1,702                 1,342                4,965                4,131
  Insurance and claims                               1,296                 1,032                3,661                3,170
  Communications and utilities                         222                   244                  780                  649
  (Gain) loss on sale of equipment                       0                     0                    0                  247
  Other                                                485                   326                1,432                1,174
                                                  --------              --------             --------             --------
                                                    26,892                19,365               75,370               59,499
                                                  --------              --------             --------             --------
Operating income                                     2,726                 2,876                7,949                8,659
Other income (expense)
  Interest expense                                  (1,088)                 (922)              (3,120)              (2,582)
  Other                                                  0                    40                   31                  131
                                                  --------              --------             --------             --------
                                                    (1,088)                 (882)              (3,089)              (2,451)


Income before income taxes                           1,638                 1,994                4,860                6,208

Income taxes--current                                   85                   223                  483                  769
            --deferred                                 570                   535                1,436                1,590
                                                  --------              --------             --------             --------
                                                       655                   758                1,919                2,359

Net income                                        $    983              $  1,236             $  2,941             $  3,849

                                                 =========             =========            =========            =========
Net income per share                              $   0.13              $   0.16             $   0.38             $   0.50
                                                 =========             =========            =========            =========

Average common and common
 equivalent shares outstanding                   7,610,448             7,663,755            7,654,033            7,658,827
                                                 =========             =========            =========            =========


          See notes to condensed consolidated financial statements.

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,

                                                                                1996              1995
                                                                                ----              ----
                                                                                (000s)            (000s)
OPERATING ACTIVITIES
Net income                                                                     $  2,941         $  3,849
  Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation and amortization                                               8,847            6,779
      Non compete agreement amortization                                            287              194
      Loss on retirement of property and equipment                                    -              247
      Provision for deferred income taxes                                         1,436            1,590
      Changes in operating assets and liabilities:
         Accounts receivable                                                     (3,543)          (1,871)
         Prepaid expenses and other current assets                                1,056              953
         Accounts payable                                                        (1,487)          (1,522)
         Accrued expenses                                                           362              850
                                                                               --------         --------
Net cash provided by operating activities                                         9,899           11,069

INVESTING ACTIVITIES
Purchases of property and equipment                                             (16,399)          (2,793)
Proceeds from sale or disposal of property and
  equipment                                                                           -            1,422
Lease payments received on direct financing lease                                 1,240              461
                                                                               --------         --------
Net cash used in investing activities                                           (15,159)            (910)

FINANCING ACTIVITIES
Borrowings under lines of credit                                                 89,335           70,941
Repayments under lines of credit                                                (90,750)         (73,979)
Borrowings of long-term debt                                                     13,993                -
Repayments of long-term debt                                                    (14,254)          (9,915)
Choctaw acquisition less cash acquired                                                -           (1,324)
AFS acquisition less cash acquired (Note C)                                        (200)               -
Proceeds from exercise of stock options                                              69              114
                                                                               --------         --------
Net cash provided by (used in) financing activities                              (1,807)         (14,163)
                                                                               --------         --------
Net decrease in cash and cash equivalents                                        (7,067)          (4,004)

Cash and cash equivalents at beginning of period                               $  7,629         $  4,078
                                                                               --------         --------

Cash and cash equivalents at end of period                                     $    562         $     74
                                                                               ========         ========



       See notes to condensed consolidated financial statements.

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B:  NOTES PAYABLE AND LONG-TERM DEBT
In the first nine months of 1996, the Company's subsidiary, P.A.M. Transport, Inc., entered into installment obligations for the purchase of revenue equipment in the approximate amount of $14.0 million payable in 48 and 60 monthly installments at interest rates ranging from 6.95% to 7.85%.

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

                         PART I - FINANCIAL INFORMATION

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 VS. THREE MONTHS ENDED SEPTEMBER 30, 1995 For the quarter ended September 30, 1996, revenues increased 33.2% to $29.6 million as compared to $22.2 million for the quarter ended September 30, 1995. The main factor for the increase in revenues was a 28.1% increase in average tractors from 683 in 1995 to 875 in 1996, of which 146 were added in connection with the acquisition of Allen Freight Services, Inc. (AFS). AFS produced revenues of $4.5 million for the third quarter of 1996.

The Company's operating ratio was 90.8% of revenues in the third quarter of 1996 compared to 87.1% in the third quarter of 1995.

Salaries, wages and benefits increased from 43.1% of revenues in the third quarter of 1995 to 47.4% of revenues in the third quarter of 1996. The major factor for the increase was a 3.5% increase attributable to amounts paid to AFS fleet owners.

Operating supplies and expenses increased from 18.1% of revenues in the third quarter of 1995 to 18.6% of revenues in the third quarter of 1996, reflecting the approximate $.03 per share increase in fuel costs for the quarter.

Rent and purchased transportation increased 0.5% of revenues in the third quarter of 1996 as compared to the same period in 1995. This increase relates primarily to the acquisition of AFS which uses operating leases for its trailer requirements.

The Company incurred a decrease in depreciation expense of 1.0% of revenues in the third quarter of 1996 compared to the third quarter of 1995. This decrease reflects AFS' utilization of 71 fleet owners rather than company owned trucks.

Interest expense increased approximately $166,000 in the third quarter of 1996 when compared to the third quarter of 1995, primarily as a result of borrowings associated with new equipment purchases and an increased line of credit balance.

The Company's effective tax rate increased from 38% in the third quarter of 1995 to 40% in the third quarter of 1996. The increase is primarily due to state income taxes.

NINE MONTHS ENDED SEPTEMBER 30, 1996 VS. NINE MONTHS ENDED SEPTEMBER 30, 1995 For the nine months ended September 30, 1996, revenues increased 22.2% to $83.3 million as compared to $68.1 million for the nine months ended September 30, 1995. The main factor for the increase in revenues was a 24.2% increase in average tractors from 666 in 1995 to 829 in 1996, of which 145 were added in connection with the acquisition of AFS which produced revenues of $10.1 million for the first nine months of 1996.

The Company's operating ratio was 90.5% of revenues in the first nine months of 1996 compared to 87.3% in the first nine months of 1995.

Salaries, wages and benefits increased to 46.4% of revenues in the first nine months of 1996 compared to 43.9% of revenues in the first nine months of 1995. This increase results from a 2.5% increase attributable to amounts paid to AFS fleet owners.

Operating supplies and expenses increased to 18.7% of revenues in the first nine months of 1996 from 18.0% of revenues in the first nine months of 1995, reflecting the increase in fuel costs for the nine month period which is approximately $.11 per share.

The Company incurred an increase in depreciation expense as a result of the new equipment being placed into service. Depreciation expense increased from 9.9% of revenues in the first nine months of 1995 to 10.6% of revenues in the first nine months of 1996.

Interest expense increased approximately $539,000 in the first nine months of 1996 when compared to the same period in 1995. This increase relates to borrowings for new equipment purchases and an increased line of credit balance.

The Company's effective tax rate increased to 39.5% in 1996 from 38% in 1995 as a result of AFS' practice of paying per diem expenses to its drivers a portion of which is a nondeductible permanent difference in the calculation of income tax expense, and as a result of an increase in state income taxes. Subsequent to July 1, 1996 per diems are no longer paid to AFS drivers.

The Company's results for the first quarter of 1996 were adversely affected by a General Motors brake plant strike for 23 days. The strike not only idled the G.M. system, but had repercussions felt by manufacturers and suppliers not normally thought to be associated with the auto industry. Equipment utilization, as measured in miles per truck per day, decreased 48 miles as a result of the strike, while costs declined only marginally due to the proportion of costs which are relatively fixed.

LIQUIDITY AND CAPITAL RESOURCES
The Company's principal subsidiary, P.A.M. Transport, Inc., has a $15 million secured bank line of credit subject to borrowing limitations. Outstanding advances on this line of credit were approximately $8.2 million, including $0.7 million in letters of credit, (at an interest rate of 7.9125%) at September 30, 1996. The Company's borrowing base limitation at September 30, 1996 was $12.4 million. The line of credit is guaranteed by the Company and matures May 31, 1998.

The Company entered into installment obligations in the first nine months of 1996 for the purchase of revenue equipment for approximately $14 million payable in 48 and 60 monthly installments at interest rates ranging from 6.95% to 7.85%.

Operating results during the first nine months of 1996 provided net cash from operations of approximately $9.9 million.

Management expects that the Company's existing working capital and its available line of credit will be sufficient to meet the Company's commitments as of September 30, 1996, and to fund its operating needs for the foreseeable future.


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

                           PART II. OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.

         (a) The following exhibits are filed with this report:

                  4.1.1  - Second Amendment to Loan Agreement dated July 3,
                           1996 by and among P.A.M. Transport, Inc., First Tennessee Bank National Association and P.A.M. Transportation Services, Inc., together with Promissory Note in the principal amount of $5,000,000.

                  4.1.2  - Second Amendment to Security Agreement dated July
                           3, 1996 by and between P.A.M. Transport, Inc. and First Tennessee National Bank Association.

                  4.1.3  - First Amendment to Security Agreement dated July 3,
                           1996 by and between Choctaw Express, Inc. and First Tennessee Bank National Association.

                  4.1.4  - Security Agreement dated July 3, 1996 by and
                           between Allen Freight Services, Inc. and First Tennessee Bank National Association.

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



                                     P.A.M. TRANSPORTATION SERVICES, INC.




Dated:   November 13, 1996           By: /s/ Robert W. Weaver
                                        ---------------------------------------
                                        Robert W. Weaver
                                        President and Chief Executive Officer
                                        (principal executive officer)




Dated:   November 13, 1996           By: /s/ Larry J. Goddard
                                        ---------------------------------------
                                        Larry J. Goddard
                                        Vice President-Finance, Chief Financial
                                        Officer, Secretary and Treasurer
                                        (principal accounting and financial
                                        officer)