Form 10-K
period 1996-12-31
PAM TRANSPORTATION SERVICES INC
filed 1997-03-31
CIK 798287

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-15057

                      P.A.M. TRANSPORTATION SERVICES, INC.
             (Exact name of registrant as specified in its charter)

    Delaware                                           71-0633135
State or other jurisdiction of                     (I.R.S. employer
incorporation or organization)                    identification no.)

                                Highway 412 West
                                  P.O. Box 188
                           Tontitown, Arkansas  72770
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on March 21, 1997 was $10,730,829. Solely for the purposes of this response, executive officers, directors and beneficial owners of more than five percent of the Company's common stock are considered the affiliates of the Company at that date.

The number of shares outstanding of the issuer's common stock, as of March 21, 1997: 8,128,157 shares of $.01 par value common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in 1997 is incorporated by reference in answer to Part III of this report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in
Part I, Item 1.

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.


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

      The Company is a holding company organized under the laws of the State of Delaware in June 1986 and conducts its operations through its wholly-owned subsidiaries, P.A.M. Transport, Inc. ("P.A.M. Transport"), P.A.M. Special Services, Inc., T.T.X., Inc., P.A.M. Dedicated Services, Inc., P.A.M. Logistics Services, Inc., Choctaw Express, Inc., Choctaw Brokerage, Inc. and Allen Freight Services, Inc. (see below). The Company's operating authorities are held by P.A.M. Transport, P.A.M. Dedicated Services, Inc., Choctaw Express, Inc., Choctaw Brokerage, Inc. and Allen Freight Services, Inc. Although not organized until June 1986, the Company is, for financial accounting purposes, the successor to P.A.M. Transport, which was organized under the laws of the State of Arkansas in 1980. Unless the context otherwise requires, all references to the Company in this Annual Report on Form 10-K include P.A.M. Transportation Services, Inc. and its subsidiaries. At December 31, 1996, the Company operated a transport fleet consisting of 912 over-the-road tractors ("tractors") and 2,398 trailers.

      The Company is headquartered and maintains its primary terminal, maintenance facilities and corporate and administrative offices in Tontitown in the northwest corner of Arkansas, a major center for the trucking industry and where the support services (including warranty repair services) of most major tractor and trailer equipment manufacturers are readily available.

1996 ACQUISITION

      On March 11, 1996, the Company closed the purchase of all of the outstanding capital stock (the "Shares") of Allen Freight Services, Inc., a Missouri corporation ("AFS"). The total purchase price for the Shares was $200,000, which was negotiated by the parties at arms-length. The Company paid the purchase price by utilizing its existing line of credit.

      AFS is engaged in the truckload common and contract motor carrier business, and is headquartered in Jacksonville, Florida. AFS's operations consist primarily of providing over-the-road trucking services, contract loading services and dedicated regional distribution services, using 53-foot conventional trailer equipment. AFS operated a fleet of 162 tractors and 357 trailers at December 31, 1996.

MARKETING/MAJOR CUSTOMERS

      The Company's marketing emphasis is directed to that segment of the truckload market which is generally service-sensitive, as opposed to being solely price competitive. Since 1990, the Company has diversified its marketing efforts to gain access to non-traditional freight traffic, including international (Mexico and Canada), domestic regional short-haul, dedicated fleet services and intermodal transportation. The Company also participates in various "core carrier" partnerships with its larger customers. The Company estimates that approximately 65% of its deliveries to customers are made on a JIT ("just in time") basis, whereby products and raw materials are scheduled for delivery as they are needed on the retail customer's shelves or in the manufacturing customer's production line. Such requirements place a premium on the freight carrier's delivery performance and reliability. With respect to these JIT deliveries, approximately 50% require the use of two-man driver teams to meet the customer's schedule. The need for this service is a product of modern manufacturing and assembly methods which are designed to drastically decrease inventory levels and handling costs.

      The Company's marketing efforts are conducted by six outside sales persons domiciled within the Company's major markets. Field personnel are supervised from Company headquarters, emphasizing an even flow of freight traffic (balance between originations and destinations in a given geographical area) and minimization of movement of empty equipment.

      During 1996, the Company's five largest customers, for which the Company provides carrier services covering a number of geographic locations, accounted for approximately 48% of total revenues. General Motors Corporation accounted for approximately 22% of 1996 revenues and Packard Electric accounted for approximately 12% of 1996 revenues. A total loss of General Motors or Packard Electric business, however unlikely, would have an adverse impact on the Company's operations, at least over the short term.

      The Company also provides transportation services to other manufacturers who are suppliers for automobile manufacturers including General Motors. As a result, concentration of the Company's business within the automobile industry is greater than the concentration in a single customer. Of the Company's revenues for 1996 which were attributable to its top ten customers, approximately 37% were derived from transportation services provided to the automobile industry.

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

      The Company maintains 24-hour dispatch offices at its headquarters, as well as its offices in Oklahoma City and Warren, Ohio, with a toll free WATS line to facilitate communications with both customers and drivers. The location, status and contact assignment of all of the Company's equipment are available on an up-to-date basis through the Company's computer system, which permits the Company to better meet delivery schedules, respond to customer inquiries and match equipment with the next available load.

      In early 1996 the Company began installing Qualcomm Omnitracs(TM) display units in its tractors. The Omnitracs system is a satellite-based global positioning and communications system that allows fleet managers to communicate directly with drivers. Drivers can provide location status and updates directly to the customer's computer, saving telephone usage cost, lost productivity, and inconvenience. The Omnitracs system provides customer service with accurate estimated time of arrival information which optimizes load selection and service levels to the Company's customers. During 1996, the Company installed display units in 381 tractors.

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

      The Company has contractual arrangements with customers to move freight in dedicated lanes within the United States, primarily in the Midwest and between the Midwest and Southwest. A majority of this freight is moved on a round-trip basis, and due to the volume involved, the Company has agreed to dedicate equipment and personnel to handle this part of its business. The Company has found that dedicated service promotes increased utilization of equipment and greater driver satisfaction due to the greater regularity of the routes and schedules, which allows the drivers to be at home more often. There exists a large volume of dedicated-type business throughout the continental United States. The Company has enjoyed considerable success in entering this market, and is aggressively seeking to expand its share of the dedicated services market.

INTERMODAL SERVICE

      The Company entered the intermodal transportation business in 1992, and has contractual arrangements with Consolidated Rail Corporation (Conrail), Norfolk Southern, the Atchison, Topeka and Santa Fe Railway Company (Santa Fe), Burlington Northern, Union Pacific and CSX Intermodal ("CSX"). Intermodal service provides customers with an alternative to highway long-hauls.

Management expects to take advantage of opportunities to expand this business and views the intermodal market as a mechanism to realize non-asset based revenue growth.

OVER-THE-ROAD EQUIPMENT

      The Company operated a fleet of 912 tractors and 2,398 trailers at December 31, 1996. All of the trailers and all except 126 tractors are owned or leased by the Company. The trailer fleet is made up of 1,150 48' by 102" dry vans and 1,248 53' by 102" dry vans. In 1993, the Company began its trailer fleet conversion to air ride equipment and the Company intends to purchase only air ride trailers in the future. The Company also has certain specialized drop-frame trailers. The tractors that are not Company owned are leased from owner/operators on a per mile basis.

      At the end of the respective years, the average age of the Company's tractors was 1.70 in 1994, 1.26 in 1995 and 1.85 in 1996. The average age of the Company's trailer fleet was 2.09, 2.34 and 2.60 at the end of 1994, 1995 and 1996, respectively.

      During 1996, the Company purchased 218 new tractors and 214 new trailers and disposed of 80 tractors and 83 trailers. During 1997, the Company expects to purchase 230 new tractors and 500 new trailers while continuing to sell or trade older equipment.

MAINTENANCE

      The Company has a strictly enforced comprehensive preventive maintenance program for the tractors and trailers it operates. Inspections and various levels of repair and preventive maintenance are performed at set mileage intervals on both tractors and trailers. Although a significant portion of maintenance is performed at the Company's maintenance facility in Tontitown, Arkansas, the Company's subsidiaries have additional maintenance facilities in Warren, Ohio; Springfield, Missouri; Dallas, Laredo and El Paso, Texas; Oklahoma City, Oklahoma; and Columbia, Mississippi. These facilities enhance the Company's preventive and routine maintenance operations and are strategically located on major transportation routes where a majority of the Company's freight originates and terminates. A maintenance and safety inspection is performed on all vehicles each time they return to a terminal. The Company's primary maintenance facilities consist of thirteen mechanical repair bays, four bodyshop bays and three safety and maintenance inspection bays. The Company believes that its current maintenance facilities will be adequate to accommodate its fleet for the foreseeable future.

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

DRIVERS

      At December 31, 1996, the Company utilized 1,125 drivers in its operations. All drivers are recruited, screened, drug tested and trained and are subject to the control and supervision of the Company's operations and safety departments. The Company's driver training program stresses the importance of safety and reliable, on-time delivery. Drivers are required to report to their dispatchers daily and at the earliest possible moment when any condition en route occurs which might delay their scheduled delivery time.

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

      The Company's drivers are selected only after strict application screening and drug testing. Before being permitted to operate a vehicle for the Company, drivers must undergo classroom instruction on Company policies and procedures, safety techniques and proper operation of equipment and then must pass both written and road tests. Instruction in defensive driving and safety techniques continues after hiring, with the Company holding seminars at its terminals in Tontitown, Oklahoma City, Jacksonville, Florida, and Warren, Ohio. The Company currently employs approximately 28 persons on a full-time basis in its driver recruiting, training and safety instruction programs.

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

EMPLOYEES

      At December 31, 1996, the Company employed 1,438 persons, of which 1,125 are drivers, 95 are maintenance personnel, 105 are employed in operations, 31 are employed in marketing, 28 are employed in safety and personnel, and 54 are employed in general administration and accounting. Of the total number of employees, 190 of the Company's employees are salaried, and the remainder are employed on an hourly or mileage basis. The Company also has 126 owner/operators under contract who are compensated on a per mile basis. None of these employees are represented by a collective bargaining unit and the Company believes that its employee relations are good.

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

      On January 1, 1995, federal legislation went into effect eliminating intrastate regulation of motor carrier operations. This action allows the Company to better compete for intrastate business, possibly reducing empty miles, and should result in more comprehensive service to the Company's existing customers.

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

EXECUTIVE OFFICERS

      The executive officers of the Company are as follows:

            Name                                Position with Company
    --------------------              -----------------------------------------
    Robert W. Weaver                  President and Chief Executive Officer

    W. Clif Lawson                    Executive Vice President and Chief
                                      Operating Officer

    Larry J. Goddard                  Vice President-Finance, Chief Financial
                                      Officer, Secretary and Treasurer

      ROBERT W. WEAVER, age 47, is a co-founder of the Company and served as its Vice President from March 1980 to June 1986. He was President and Chief Operating Officer from June 1986 until he resigned in February 1987. Between February 1987 and September 1989, he was self-employed as a transportation consultant. In September 1989, Mr. Weaver returned to the Company as President and Chief Operating Officer and a director. On February 22, 1990, he was appointed Chief Executive Officer.

      W. CLIF LAWSON, age 43, has been Executive Vice President of the Company since August 1989 and Chief Operating Officer since March 1992. He joined the Company in June 1984 and served in various operations and sales capacities until August 1989.

      LARRY J. GODDARD, age 38, has been Vice President-Finance and Chief Financial Officer since January 1991 and served as Controller of the Company from May 1989 to January 1991. In addition, he has served as Secretary since September 1989, and Treasurer since May 1991. From November 1987 to May 1989, he served as General Accounting Manager of the Company.

ITEM 2.  PROPERTIES.

      The Company's executive offices and primary terminal facilities are located in Tontitown, Arkansas. The Company's facilities are located on approximately 45 acres and consist of 79,193 square feet of office space and maintenance and storage facilities. The Company's facilities in Tontitown are owned by the Company.

      The Company's subsidiaries also lease terminal facilities in Warren, Ohio; Springfield, Missouri; Laredo, El Paso, and Dallas, Texas; and Oklahoma City, Oklahoma; the terminal facilities in Columbia, Mississippi are owned. These facilities are leased primarily on a month-to-month basis, and provide on-the-road maintenance and trailer drop and relay stations. The Company's subsidiaries also lease an aggregate of 17 other locations as trailer drop and relay stations only.

      The Company has access to trailer drop and relay stations in various locations across the country. Certain of these facilities are leased by the Company on a month-to-month basis from an affiliate of its majority shareholder.

      The Company believes that all of the properties owned or leased by the Company are suitable for their purposes and adequate to meet the Company's needs.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders of the Company during the fourth quarter ended December 31, 1996.

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


Fiscal Year Ended December 31, 1996

                        High                      Low
                        ----                      ---
First Quarter           $8 1/8                   $6 5/8

Second Quarter           7 7/8                    6 1/4

Third Quarter            7                        6 1/8

Fourth Quarter           6 1/4                    4


Fiscal Year Ended December 31, 1995

                          High                      Low
                          ----                      ---
First Quarter           $ 7 1/2                    $ 5 1/2

Second Quarter            6 5/8                      5 1/2

Third Quarter             8 1/4                      5 3/4

Fourth Quarter            8 3/4                      6 3/4


       As of March 21, 1997, the number of stockholders of record was approximately 460. The Company has not declared or paid any cash dividend on its common stock. The policy of the Board of Directors of the Company is to retain earnings for the expansion and development of the Company's business. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including the Company's earnings, financial condition and other factors deemed relevant by the Board.

ITEM 6.  SELECTED FINANCIAL DATA.

       The following selected financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.


                                                                  Years ended December 31,
                                                        1996         1995         1994        1993         1992
                                                        ---------------------------------------------------------
                                                                (in thousands, except per share amounts)
Statements of Operations:

Operating revenues                                    $113,021      $91,595      $76,147      $70,238     $66,687
                                                      --------      -------      -------      -------     -------
Operating Expenses:
  Salaries, wages and benefits                          52,444       40,020       33,647       31,850      30,745
  Operating supplies                                    21,909       16,719       14,688       16,393      16,248
  Rent and purchased transportation                      1,824        1,538          991        1,599       3,409
  Depreciation and amortization                         11,999        9,428        7,142        4,683       3,131
  Operating taxes and licenses                           6,734        5,608        5,078        4,680       4,410
  Insurance and claims  5,004                            4,163        3,816        3,686        3,822
  Communications and utilities                           1,090          852          868          864         914
  Other                                                  2,077        1,666        1,279        1,430       1,168
  (Gain) loss on sale or disposal of
      property and equipment                               375          159         (334)        (246)        (87)
                                                      --------      -------      -------      -------     -------

             Total operating expenses                  103,456       80,153       67,175       64,939      63,760
                                                      --------      -------      -------       ------     -------

Operating income (loss)                                  9,565       11,442        8,972        5,299       2,927
Interest expense                                        (4,137)      (3,521)      (2,926)      (1,972)       (985)
Other                                                       31          166          217          122         (70)
                                                      --------      -------      -------      -------     -------
Income (loss) before income taxes and
  dividends on redeemable preferred stock                5,459        8,087        6,263        3,449       1,872

Income taxes                                             2,147        3,073        2,493          321          70
                                                      --------      -------      -------      -------     -------
Income (loss) before dividends on
  redeemable preferred stock                             3,312        5,014        3,770        3,128       1,802

Accrued dividends on redeemable preferred stock              0            0           30          360         360
                                                      --------      -------      -------      -------     -------

Net income (loss)                                     $  3,312      $ 5,014      $ 3,740      $ 2,768     $ 1,442
                                                      ========      =======      =======      =======     =======
Earnings per common share
  Primary:
     Net income (loss) per share                      $    .44      $   .65      $   .50      $   .39     $   .23
                                                      ========      =======      =======      =======     =======
     Average common and common
        equivalent shares outstanding                    7,578(1)     7,661(1)     7,520(1)     7,335(1)    7,020(1)
                                                      ========      =======      =======      =======     =======


----------------------

(1) Income per share for 1996, 1995, 1994, 1993 and 1992 assumes the exercise of stock purchase warrants and stock options to purchase an aggregate of 3,271,280, 3,529,278, 3,454,549, 3,434,429 and 3,125,250
       shares of Common Stock, respectively.

                                                                          Balance Sheet Data
                                                                           At December 31,
                                                         1996        1995         1994        1993         1992
                                                    ---------------------------------------------------------------

                                                                            (in thousands)
Total assets                                           $94,895      $86,808      $65,324      $56,140     $30,676

Long-term debt, excluding current maturities            34,938       37,966       32,206       28,650       4,068

Redeemable preferred stock                                   0            0            0        4,397       4,037

Shareholders' equity                                    26,312       18,232       13,034        9,155       6,312


                                                                            Operating Data
                                                                   For the Year Ended December 31,
                                                         1996        1995         1994        1993         1992
                                                    ---------------------------------------------------------------

                                                                            (in thousands)
Operating ratio(1)                                        91.5%        87.5%        88.2%        92.5%       95.6%

Average number of truckloads per week                    2,437        1,913        1,617        1,633       1,555

Average miles per trip                                     845          899          859          794         809

Total miles traveled (in thousands)                    102,946       85,588       69,128       64,879      63,423

Average miles per tractor                              122,250      118,424      116,181      114,830     110,879

Average revenue per tractor per week                  $  2,684     $  2,711     $  2,668     $  2,462    $  2,313

Average revenue per loaded mile                       $   1.17     $   1.14     $   1.18     $   1.16    $   1.13

Empty mile factor                                          6.1%         6.2%         6.8%         6.9%        7.3%


AT END OF PERIOD:

Total Company-owned/leased tractors                        912(2)       716(3)       595(4)       565(5)      572(6)

Average age of all tractors (in years)                    1.85         1.26         1.70         3.04        3.66

Total trailers                                           2,398(8)     1,638(7)     1,434(8)     1,512(9)    1,519(10)

Average age of trailers (in years)                        2.60         2.34         2.09         3.84        5.28

Number of employees                                      1,438        1,192          859          945         927


(1)  Total operating expenses as a percentage of total operating revenues.
(2)  Includes 126 owner operator tractors.
(3)  Includes 45 owner operator tractors.
(4)  Includes 40 owner operator tractors.
(5)  Includes 34 owner operator tractors.
(6) Includes 19 tractors leased to an affiliate of the Company's majority shareholder and 40 owner operator tractors.
(7) Includes 82 trailers leased from an affiliate of the Company's majority shareholder.
(8) Includes 74 trailers leased from an affiliate of the Company's majority shareholder.
(9) Includes 266 trailers leased from an affiliate of the Company's majority shareholder.
(10) Includes 493 trailers leased from an affiliate of the Company's majority shareholder.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.

                                                         Percentage of Operating Revenues

                                                             Years ended December 31,
                                                      --------------------------------------
                                                        1996            1995            1994
                                                        ----          --------        --------
Operating revenues                                        100%          100.0%           100.0%
                                                        -----          ------           ------
Operating expenses:
  Salaries, wages and benefits                           46.4            43.7             44.2
  Operating supplies                                     19.4            18.3             19.3
  Rent and purchased transportation                       1.6             1.7              1.3
  Depreciation and amortization                          10.6            10.3              9.4
  Operating taxes and licenses                            6.0             6.1              6.7
  Insurance and claims                                    4.4             4.5              5.0

  Communications and utilities                            1.0             0.9              1.1
  Other                                                   1.8             1.8              1.6
  (Gain) loss on sale or disposal
  of property and equipment                               0.3             0.2              (.4)
                                                        -----          ------           ------
        Total operating expenses                         91.5            87.5             88.2
                                                        -----          ------           ------
Operating income                                          8.5            12.5             11.8
Interest expense                                         (3.6)           (3.8)            (3.8)
Other, net                                                  0              .2               .2
                                                        -----          ------           ------
Income before income taxes and dividends
  on redeemable preferred stock                           4.9             8.9              8.2
Federal and state income taxes                           (1.9)           (3.4)            (3.3)
                                                        -----          ------           ------
Income before dividends on redeemable
  preferred stock                                         3.0             5.5              4.9
Accrued dividends on redeemable preferred
  stock                                                    --              --               --
                                                        -----          ------           ------
Net income                                                3.0             5.5              4.9
                                                        =====          ======           ======


RESULTS OF OPERATIONS

1996 COMPARED TO 1995

       For the year ended December 31, 1996, revenues increased 23.4% to $113.0 million as compared to $91.6 million for the year ended December 31, 1995. The main factor for the increase in revenues was an increase in average tractors from 658 in 1995 to 843 in 1996, of which 162 were added in connection with the acquisition of Allen Freight Services, Inc. (AFS). AFS produced revenues of $15.0 million from the acquisition date to December 31, 1996.

       The Company's operating ratio was 91.5% of revenues in 1996 compared to 87.5% in 1995.

       Salaries, wages and benefits increased from 43.7% of revenues in 1995 to 46.4% in 1996. The major factor for the increase was a 2.6% increase in expense attributable to wages paid to AFS fleet owners, which are higher than wages paid to Company drivers.

       Operating supplies and expenses increased from 18.3% of revenues in 1995 to 19.3% of revenues in 1996, reflecting increased fuel costs for 1996.

       Interest expense increased approximately $616,000 in 1996 when compared to 1995, primarily as a result of borrowings associated with new equipment purchases and an increased line of credit balance throughout the year.

       The Company's effective tax rate increased from 38% in 1995 to 39.3% in 1996, as a result of AFS' practice of paying per diem expenses to its drivers, a portion of which is a nondeductible permanent difference in the calculation of income tax expense. Per diems are no longer paid to AFS drivers effective July 1, 1996.

       In 1994, management concluded that the benefits of all net operating losses and credits would be recorded and that no valuation allowance against the deferred tax assets was necessary at December 31, 1994.

       At December 31, 1996, the Company's deferred tax assets were $6.9 million and deferred tax liabilities were $13.5 million. In assessing the need for a valuation allowance against deferred tax assets at December 31, 1996, management considered the following factors: 1) the Company has recorded $6.6 million in deferred tax liabilities for future taxable temporary differences (primarily depreciation related) which will result in additional taxable income for future periods; 2) the Company's recent operating results have produced a total of more than $19.7 million of pretax accounting income for 1996, 1995 and 1994 and net operating loss carryovers have offset all taxable income (total of $1.3 million) in these years; 3) the Company has various alternatives, such as equipment leasing, to utilize net operating losses which might otherwise expire; and 4) the Company's carryover periods for its deferred tax assets are extensive, with expiration beginning in 2003 for net operating losses and 1999 for investment credits.

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

       The Company's effective tax rate decreased slightly from 40% in 1994 to 38% in 1995. The Company's effective tax rate reflects the statutory federal tax rate and the weighted average tax rate of the states in which the Company conducts business. The 1995 tax rate is slightly lower than the effective tax rate in 1994 due to a change in the Company's policy relating to driver per diem in 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

       During 1996, the Company generated $13.0 million in cash from operating activities. The ratio of current assets to current liabilities was 1.0 at the end of 1996, compared to 1.1 and 1.0 at the end of 1995 and 1994, respectively.

       Investing activities used $16.8 million in cash in 1996 compared to $22.1 million and $10.3 million in 1995 and 1994, respectively. The cash used in all three years related primarily to the purchase of revenue equipment used in the Company's operations.

       Financing activities provided $2.1 million in cash in 1996 primarily from the warrants exercised in 1996.

       The Company's principal subsidiary, P.A.M. Transport, Inc., has a $15.0 million secured line of credit from a bank subject to borrowing limitations. Outstanding advances on this line of credit were approximately $8.7 million (at an interest rate of 8.07%) at December 31, 1996, including $1.5 million in letters of credit. The Company's borrowing limitation at December 31, 1996 was $9.2 million. This line of credit is guaranteed by the Company and matures May 31, 1998. The line of credit agreement contains restrictive covenants which require the Company to maintain a net worth of $12.5 million and a debt service coverage ratio of not less than 1.0 to 1.0. The line of credit agreement also includes restrictions on dividend payments and certain corporate acts such as mergers and consolidations. At December 31, 1996, the Company was in compliance with all such covenants.

       In addition to cash flow from operations, the Company uses its existing line of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions, such as installment notes (generally three and four year terms at fixed rates) are entered into for the purchase of revenue equipment. Two subsidiaries of the Company, P.A.M. Transport and P.A.M. Dedicated Services, Inc., entered into installment obligations in 1996 for the purchase of replacement revenue equipment which totaled approximately $17.5 million. The Company's weighted average interest rates on all borrowings were 7.67%, 7.9% and 7.9% for 1996, 1995 and 1994, respectively.

       During 1996, the Company disposed of certain revenue equipment for approximately $2.0 million. The Company plans to replace 360 trailers and 130 tractors, and to add 100 additional new tractors and 140 additional new trailers during 1997, which would result in additional debt of approximately $19.0 million. However, the Company intends to structure a portion of these equipment expenditures in the form of operating leases. Management expects that the Company's existing working capital and its available line of credit will be sufficient to meet the Company's capital commitments as of December 31, 1996, to repay indebtedness coming due in the current year, and to fund its operating needs during fiscal 1997.

INSURANCE

       With respect to cargo loss, physical damage and auto liability, the Company generally maintains insurance policies covering these risks with an aggregate deductible of $5,000 per occurrence. The Company maintains a reserve for estimated losses for claims incurred, and maintains a reserve for claims incurred but not reported (based on the Company's historical experience). As of July 1, 1994, the Company became self-insured for workers' compensation, with excess coverage maintained for claims exceeding $250,000 in Arkansas, Oklahoma, Ohio, Mississippi and Florida. Prior to July 1, 1994, the Company maintained an insurance policy for worker's compensation with a deductible of $350,000 per occurrence. The Company has reserved for estimated losses to pay such claims as incurred. Additionally, a reserve has been estimated for those claims incurred but not reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers' compensation reserves. The Company contracts a third-party licensed associate of risk management and a certified Hazard Control Manager to develop its workers' compensation reserves using the Company's historical data of past injuries. Letters of credit in the amounts of $300,000, $200,000, $250,000, and $500,000 are held by a bank as security for workers' compensation claims in Arkansas, Oklahoma, Mississippi, and Florida, respectively, and letters of credit in the amounts of $100,000 and $150,000 are held by a bank for auto liability claims.

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

ENVIRONMENTAL

       The Company has no outstanding inquiries with any federal or state environmental agency at December 31, 1996.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  The following statements are filed with this report:

                  Report of Independent Auditors

                  Consolidated Balance Sheets - December 31, 1996 and 1995

                  Consolidated Statements of Income - Years ended December 31, 1996, 1995 and 1994

                  Consolidated Statements of Shareholders' Equity - Years ended December 31, 1996, 1995 and 1994

                  Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994

                  Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On November 19, 1996, the Company dismissed its independent auditors, Ernst & Young LLP, and on the same date engaged the firm of Arthur Andersen LLP as its independent auditors for the fiscal year ending December 31, 1996. Each of these actions was approved by the Board of Directors of the Company.

      The reports of Ernst & Young LLP on the financial statements of the Company for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

      In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1995 and 1994, and in the subsequent interim period prior to the dismissal of Ernst & Young LLP, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject matter of the disagreement in its report.

      Ernst & Young LLP has furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements, a copy of which has been filed as an exhibit to the Current Report on Form 8-K dated November 19, 1996.

                       CONSOLIDATED FINANCIAL STATEMENTS


                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES


                  Years ended December 31, 1996, 1995 and 1994
                      with Report of Independent Auditors

             P.A.M. Transportation Services, Inc. and Subsidiaries

                       Consolidated Financial Statements

                  Years ended December 31, 1996, 1995 and 1994




                                    CONTENTS



Audited Consolidated Financial Statements:

      Consolidated Balance Sheets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20
      Consolidated Statements of Income   . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22
      Consolidated Statements of Shareholders' Equity   . . . . . . . . . . . . . . . . . . . . .     23
      Consolidated Statements of Cash Flows   . . . . . . . . . . . . . . . . . . . . . . . . . .     24
      Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .     25

Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     40

                      P.A.M. Transportation Services, Inc.

                          Consolidated Balance Sheets

              (thousands, except par value and share information)


                                                                DECEMBER 31
                                                             1996         1995
                                                           ---------------------
ASSETS (NOTE 4)
Current assets:
    Cash and cash equivalents                             $  5,941     $  7,629
    Accounts receivable (Note 4):
         Trade, net of allowance for doubtful accounts
             (1996--$579; 1995--$324)                       16,072       12,517
         Other                                               1,030          307
    Equipment held for sale (Note 1)                         1,264        1,223
    Operating supplies and inventories                         382          468
    Prepaid expenses and deposits                            2,816        3,341
    Investment in direct financing lease (Note 8)               --          691
    Income taxes refundable (Note 5)                            --           95
Total current assets                                        27,505       26,271

Property and equipment (Notes 4, 8 and 9):
    Land                                                       956          956
    Structures and improvements                              2,611        2,395
    Revenue equipment                                       84,059       71,885
    Service vehicles                                         1,804        1,037
    Office furniture and equipment                           3,164        2,556
                                                          ---------------------
                                                            92,594       78,829
    Allowances for depreciation and amortization           (29,714)     (21,540)
                                                          ---------------------
                                                            62,880       57,289
Other assets:
    Investment in direct financing lease,
         less current portion (Note 8)                          --          548
    Excess of cost over net assets acquired, net of
         accumulated amortization (1996--$615;
         1995--$502)                                         2,511        1,140
    Noncompetition agreements, net of accumulated
         amortization (1996--$668; 1995--$261)               1,178        1,059
    Other                                                      821          501
                                                          ---------------------
                                                             4,510        3,248
                                                          ---------------------
Total assets                                              $ 94,895     $ 86,808
                                                          =====================

                                                                DECEMBER 31
                                                             1996        1995
                                                           ---------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                                 $ 5,583      $ 6,729
    Accrued expenses (Note 3)                                3,817        3,048
    Deferred income taxes (Note 5)                              65          409
    Current portion of long-term debt (Notes 4 and 9)       16,849       15,120
                                                           --------------------
Total current liabilities                                   26,314       25,306


Long-term debt, less current portion (Notes 4 and 9)        34,938       37,966


Deferred income taxes (Note 5)                               6,569        4,489


Noncompetition agreements (Note 2)                             762          815


Shareholders' equity (Note 6):
    Common stock, $.01 par value:
         Authorized shares--20,000,000
         Issued and outstanding shares:
             1996--8,123,557; 1995--4,990,968                   81           50
    Additional paid-in capital                              18,044       13,307
    Retained earnings                                        8,187        4,875
                                                           --------------------
Total shareholders' equity                                  26,312       18,232
                                                           --------------------
Total liabilities and shareholders' equity                 $94,895      $86,808
                                                           ====================

See accompanying notes.

                      P.A.M. Transportation Services, Inc.

                       Consolidated Statements of Income

                       (thousands, except per share data)

                                                                YEAR ENDED DECEMBER 31
                                                        1996          1995           1994
                                                      ----------------------------------------
Operating revenues (Notes 1, 2 and 8)                 $113,021       $  91,595       $  76,147
Operating expenses and costs:
    Salaries, wages and benefits                        52,444          40,020          33,647
    Operating supplies and expenses                     21,909          16,719          14,688
    Rents and purchased transportation                   1,824           1,538             991
    Depreciation and amortization                       11,999           9,428           7,142
    Operating taxes and licenses                         6,734           5,608           5,078
    Insurance and claims                                 5,004           4,163           3,816
    Communications and utilities                         1,090             852             868
    Other                                                2,077           1,666           1,279
    Loss (gain) on sale or disposal of property
         and equipment                                     375             159            (334)
                                                      ----------------------------------------
                                                       103,456          80,153          67,175
                                                      ----------------------------------------
Operating income                                         9,565          11,442           8,972
Other income (expense):
    Interest expense                                    (4,137)         (3,521)         (2,926)
    Other (Note 8)                                          31             166             217
                                                      ----------------------------------------
                                                        (4,106)         (3,355)         (2,709)
                                                      ----------------------------------------
Income before income taxes and dividends on
    redeemable preferred stock                           5,459           8,087           6,263
Federal and state income taxes:
    Current                                                259             528           1,160
    Deferred                                             1,888           2,545           1,333
                                                       ---------------------------------------
                                                         2,147           3,073           2,493
                                                       ---------------------------------------
Income before dividends on redeemable
    preferred stock                                      3,312           5,014           3,770
Accrued dividends on redeemable preferred stock             --              --              30
                                                       ---------------------------------------

Net income                                             $ 3,312       $   5,014       $   3,740
                                                       =======================================

Earnings per common share (Note 7)                     $   .44       $     .65       $     .50
                                                       =======================================

Average common and common equivalent
    shares outstanding                                 $ 7,578           7,661           7,520
                                                       =======================================

See accompanying notes.

                      P.A.M. Transportation Services, Inc.

                Consolidated Statements of Shareholders' Equity

                                  (thousands)



--------------------------------------------------------------------------------------------------
                                                              ADDITIONAL    RETAINED
                                                    COMMON      PAID-IN     EARNINGS
                                                     STOCK      CAPITAL     (DEFICIT)      TOTAL
--------------------------------------------------------------------------------------------------
Balances at January 1, 1994                       $    49      $12,986      $(3,879)      $ 9,156
    Net income                                         --           --        3,740         3,740
    Exercise of stock options--
         42,700 shares issued (Note 6)                 --          101           --           101
    Tax benefits of stock options (Note 6)             --           36           --            36
--------------------------------------------------------------------------------------------------
Balances at December 31, 1994                          49       13,123         (139)       13,033
    Net income                                         --           --        5,014         5,014
    Exercise of stock options--
         56,700 shares issued (Note 6)                  1          142           --           143
Tax benefits of stock options (Note 6)                 --           42           --            42
--------------------------------------------------------------------------------------------------
Balances at December 31, 1995                          50       13,307        4,875        18,232
    Net income                                         --           --        3,312         3,312
    Exercise of stock options and warrants--
         3,128,600 shares issued (Note 6)              31        4,695           --         4,726
    Tax benefits of stock options (Note 6)             --           42           --            42
--------------------------------------------------------------------------------------------------
Balances at December 31,1996                      $    81      $18,044      $ 8,187       $26,312
--------------------------------------------------------------------------------------------------



See accompanying notes.

                      P.A.M. Transportation Services, Inc.

                     Consolidated Statements of Cash Flows

                       (thousands, except per share data)

                                                              YEAR ENDED DECEMBER 31
                                                          1996         1995         1994
                                                  --------------------------------------------
OPERATING ACTIVITIES
Net income                                           $   3,312       $   5,014       $   3,740
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                     11,999           9,428           7,142
      Noncompetition agreement amortization                408             261              --
      Provision for doubtful accounts                      140              89             113
      Provision for deferred income taxes                1,888           2,545           1,333
      Loss (gain) on sale or disposal of property
          and equipment                                    375             159            (334)
      Accrued dividends on redeemable preferred stock       --              --              30
      Changes in operating assets and liabilities:
          Accounts receivable                           (2,047)         (3,013)           (937)
          Prepaid expenses and other assets                749            (798)           (452)
          Income taxes refundable                           --             187            (154)
          Trade accounts payable                        (2,934)          1,652           2,166
          Accrued expenses                                (831)           (246)            241
                                                     -----------------------------------------
Net cash provided by operating activities               13,059          15,278          12,888
                                                     -----------------------------------------

INVESTING ACTIVITIES
Purchases of property and equipment                    (19,921)        (25,307)        (15,111)
Proceeds from sale or disposal of property and
  equipment                                              2,020           3,841           4,224
Lease payments received on direct financing lease        1,240             624             561
Choctaw acquisition less cash acquired                      --          (1,323)             --
AFS acquisition (Note 2)                                  (200)             --              --
                                                     -----------------------------------------
Net cash used in investing activities                  (16,861)        (22,165)        (10,326)
                                                     -----------------------------------------

FINANCING ACTIVITIES
Redemption of preferred stock                               --              --          (4,426
Borrowings under line of credit                        127,766          99,884          58,835
Repayments under line of credit                       (128,445)        (97,518)        (59,920)
Borrowings of long-term debt                            17,527          21,239          14,835
Repayments of long-term debt                           (19,093)        (13,083)        (11,566)
Payments under noncompetition agreement                   (407)           (269)             --
Proceeds from exercise of stock options and warrants     4,724             143             101
Tax benefits of stock options                               42              42              36
                                                     -----------------------------------------
Net cash provided by (used in) financing activities      2,114          10,438          (2,105
                                                     -----------------------------------------
Net increase (decrease) in cash and cash equivalents    (1,688)          3,551             457
Cash and cash equivalents at beginning of year           7,629           4,078           3,621
                                                     -----------------------------------------
Cash and cash equivalents at end of year             $   5,941       $   7,629       $   4,078
                                                     =========================================

See accompanying notes.

                     P.A.M. Transportation Services, Inc.

                   Notes to Consolidated Financial Statements





1.  ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND CONSOLIDATION

P.A.M. Transportation Services, Inc. (the "Company"), through its subsidiaries, operates as a truckload motor carrier.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Majority ownership of the Company is held by an affiliate of another transportation company, with whom the Company has certain business relationships. See Note 8.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

TIRE PURCHASES

Tires purchased with revenue equipment are capitalized as a cost of the related equipment. Replacement tires are included in other current assets and are amortized over a 24-month period. Amounts paid for the recapping of tires are expensed when incurred.

EXCESS OF COST OVER NET ASSETS ACQUIRED

The excess of cost over net assets acquired, or goodwill, is being amortized on a straight-line basis over 25 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on undiscounted cash flows acquired over the remaining amortization period, the Company's carrying value of the goodwill would be reduced by the estimated shortfall of cash flows. No reduction of goodwill was required as of December 31, 1996.

CLAIMS LIABILITIES

The Company maintains insurance policies covering cargo loss and auto liability claims. The Company, generally, maintains an aggregate deductible of $5,000 on cargo, physical damage and liability loss claims. As of July 1, 1994, the Company became self-insured for worker's compensation. Excess coverage is maintained for claims exceeding $250,000 (Arkansas, Oklahoma, Ohio, Mississippi and Florida). Prior to July 1, 1994, the Company maintained an insurance for

                     P.A.M. Transportation Services, Inc.

                   Notes to Consolidated Financial Statements





1.  ACCOUNTING POLICIES (CONTINUED)

worker's compensation with a deductible of $350,000 per occurrence. The Company has reserved for estimated losses to pay such claims as incurred. Additionally, a reserve has been estimated for those claims incurred but not reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimated for worker's compensation reserves. The Company contracts with a third-party licensed associate of risk management and a certified Hazard Control Manager to develop its worker's compensation reserves using the Company's historical data of past injuries. Letters of credit in the amounts of $300,000, $200,000, $250,000 and $500,000 are held by a bank as security for worker's compensation claims in Arkansas, Oklahoma, Mississippi and Florida, respectively, and letters of credit in the amounts of $100,000 and $150,000 are held by a bank for auto liability claims.

REVENUE RECOGNITION POLICY

The Company recognizes revenue based upon relative transit time in each reporting period with expenses recognized as incurred.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. For financial reporting purposes, the cost of such property is depreciated principally by the straight-line method. For tax reporting purposes, accelerated depreciation or applicable cost recovery methods are used. Gains and losses are reflected in the year of disposal. The following is a table reflecting estimated ranges of asset lives by major class of depreciable asset for financial reporting purposes:

                              ASSET CLASS                   ESTIMATED ASSET LIFE
                          ------------------                --------------------
                          Tractors                                3-4 years
                          Trailers                                5 years
                          Service Vehicles                        3-5 years
                          Office Furniture                        3-7 years
                          Buildings                               5-30 years

EQUIPMENT HELD FOR SALE

Equipment held for sale consists of revenue equipment no longer in service, that is expected to be sold within the next year. This equipment is recorded at its estimated net realizable value.

                     P.A.M. Transportation Services, Inc.

                   Notes to Consolidated Financial Statements





1.  ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109). The Company adopted this statement in the first quarter of 1994. Adoption of FAS 109 had no material effect on the Company's financial position or results of operations.

BUSINESS SEGMENT AND CONCENTRATIONS OF CREDIT RISK

The Company operates in one business segment, motor carrier operations. The Company provides transportation services to customers throughout the United States and portions of Canada. The Company performs ongoing credit evaluations and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. At December 31, 1996, one customer accounted for 16% of the consolidated trade accounts receivable balance. At December 31, 1995, two separate customers accounted for 14% and 12%, respectively, of the consolidated trade accounts receivable balance.

In 1996, 1995 and 1994, one customer accounted for 22%, 19% and 12% of revenues, respectively. A second customer accounted for 12% of revenues in 1996 and 1995. The Company's largest customer is an automobile manufacturer. The Company also provides transportation services to other manufacturers who are suppliers for automobile manufacturers including the Company's largest customer. As a result, concentration of the Company's business within the automobile industry is greater than the concentration in a single customer. Of the Company's major customers' revenues for 1996 and 1995, 36.6% and 39.8%, respectively, were derived from transportation services provided to the automobile manufacturing industry.

COMPENSATION TO EMPLOYEES

Stock based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

RECENT ACCOUNTING PRONOUNCEMENTS

In 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement was adopted in the first quarter of 1996. The adoption of Statement No. 121 did not have a significant impact on the Company's financial position or results of operations.

                     P.A.M. Transportation Services, Inc.

                   Notes to Consolidated Financial Statements





1.  ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  ACQUISITIONS

On March 11, 1996, the Company acquired all of the outstanding capital stock (the "Shares") of Allen Freight Services, Inc., a Missouri corporation ("AFS"). The total purchase price for the shares was $200,000, which was negotiated by the parties at arms length. Assets of approximately $2.2 million were acquired and liabilities of approximately $3.5 million were assumed. The Company paid the purchase price by utilizing its existing line of credit.

The acquisition has been accounted for under the purchase method, effective March 11, 1996, with the operations of AFS included in the Company's financial statements since that date. If the acquisition had occurred at the beginning of fiscal 1996, the effect on consolidated operating revenues, net income and net income per share would not have been material. The purchase price has been allocated to assets and liabilities based on their estimated fair values as of the date of the acquisition. Approximately $1.5 million in goodwill was recorded as a result of the purchase allocation and it is being amortized over a 25-year period. The Company also entered into three-year noncompetition agreements with four former shareholders and officers/employees of AFS.

On January 31, 1995, the Company acquired all the outstanding stock of Choctaw Express, Inc. and Choctaw Brokerage, Inc., based in Oklahoma, (collectively "Choctaw"). Assets of approximately $2.7 million were acquired and liabilities of approximately $.8 million were assumed. The total purchase price for Choctaw was approximately $2.5 million.

The acquisition has been accounted for using the purchase method, effective January 31, 1995, with operations included in the Company's financial statements beginning on the acquisition date. The purchase price has been allocated to assets and liabilities based on their estimated fair values as of the date of acquisition. Goodwill in the amount of $600,000 was recorded as a result of the purchase allocation and it is being amortized over a 25-year period. The Company entered into a five-year noncompetition agreement with the former shareholder of Choctaw which provides for payments of approximately $300,000 per year.

                     P.A.M. Transportation Services, Inc.

                   Notes to Consolidated Financial Statements





2.  ACQUISITIONS (CONTINUED)

Proforma unaudited financial information (as if the Choctaw acquisition was completed at the beginning of the respective periods) for 1995 and 1994 is provided below:

                                                          YEAR ENDED DECEMBER 31,
                                                            1995          1994
                                                   ---------------------------------
                                                   (thousands except per share data)
                                                                (Unaudited)
         Operating revenues                                $92,462      $88,287
         Operating expenses                                 80,917       78,797
                                                           -------      -------
         Operating income                                  $11,545      $ 9,490
         Other expenses, net                                 3,373        2,890
         Income taxes                                        3,105        2,624
                                                           -------      -------
         Income before dividends on preferred stock          5,067        3,976
         Accrued dividends on preferred stock                   --           30
                                                           -------      -------
         Net income                                        $ 5,067      $ 3,946
                                                           =======      =======
         Net income per common share (primary)             $   .66      $   .53
                                                           =======      =======
         Average common and common equivalent
            shares outstanding                               7,661        7,520
                                                           =======      =======

The above pro forma unaudited financial information does not purport to be indicative of the results which actually would have occurred had the acquisition been made at the beginning of the respective periods.

3.  ACCRUED EXPENSES

                                                                          DECEMBER 31
                                                                   1996                 1995
                                                               -------------------------------
                                                                          (thousands)
             Payroll                                           $    1,591           $    1,051
             Taxes                                                    217                  613
             Interest                                                 280                  207
             Driver escrows                                           340                  237
             Insurance                                                263                    -
             Current portion of noncompete agreements                 371                  236
             Self insurance claims reserves                           755                  704
                                                               -------------------------------
                                                               $    3,817           $    3,048
                                                               ===============================

                     P.A.M. Transportation Services, Inc.

                   Notes to Consolidated Financial Statements





4.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                            DECEMBER 31
                                                                    1996                  1995
                                                                 --------------------------------
                                                                            (thousands)
         Equipment financings (1)                                $   40,757           $   40,365
         Line of credit with a bank, with interest at the
             LIBOR rate plus 2.35% (8.069% at
             December 31, 1996) due May 31, 1998 and
             collateralized by accounts receivable (2)                7,229                7,909
         Note payable (3)                                               418                  466
         Capitalized lease obligations (4)                            3,383                4,346
                                                                     51,787               53,086
         Less current maturities                                     16,849               15,120
                                                                 --------------------------------
                                                                 $   34,938           $   37,966
                                                                 ================================

(1) Equipment financings consist of installment obligations for revenue and service equipment purchases, payable in various monthly installments through 2001, at a weighted average interest rate of 7.67% and collateralized by equipment with a net book value of approximately $58 million at December 31, 1996.

(2) The line of credit agreement with a bank provides for maximum borrowings of $15.0 million and contains restrictive covenants which requires the Company to maintain a net worth of $12.5 million and a debt service coverage ratio of not less than 1.0 to 1.0. The line of credit agreement also includes restrictions on dividend payments and certain corporate acts such as mergers and consolidations.

(3) 8% real estate note to the former majority shareholder, payable in monthly installments through March 2003.

(4) Capitalized lease obligations to a financial services organization for revenue equipment are payable in various monthly installments through December 1999 at rates of 8.15% and 8.49%, collateralized by equipment with a net book value of approximately $3.75 million, as of December 31, 1996 (Note 9).

                     P.A.M. Transportation Services, Inc.

                   Notes to Consolidated Financial Statements





4.  LONG-TERM DEBT (CONTINUED)


Scheduled annual maturities on long-term debt outstanding, excluding capital lease obligations, at December 31, 1996 are: (thousands)

                                  1997                    $    15,802
                                  1998                         20,784
                                  1999                          8,331
                                  2000                          2,899
                                  2001                            448
                                  Thereafter                      140
                                                          -----------
                                                          $    48,404
                                                          ===========

Interest payments of approximately $4.0 million, $3.5 million, and $2.9 million were made during 1996, 1995 and 1994, respectively.

5.  INCOME TAXES

Under FAS 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                             DECEMBER 31
                                                         1996           1995
                                                    ----------------------------
                                                             (thousands)
         Deferred tax liabilities:
             Property and equipment                 $    12,615     $     9,766
             Prepaid expenses                               896           1,072
                                                    ----------------------------
         Total deferred tax liabilities                  13,511          10,838

         Deferred tax assets:
             Net operating loss carryover                 2,981           2,440
             Alternative minimum tax credit               1,851           1,672
             Investment credit carryovers                 1,096           1,095
             Allowance for doubtful accounts                220             123
             Vacation reserves                              220             163
             Self-insurance reserves                        235             285
             Noncompetition agreement                       182              70
             Revenue recognition                             92              92
                                                    ----------------------------
         Total deferred tax assets                        6,877           5,940
                                                    ----------------------------
         Net deferred tax liabilities               $     6,634     $     4,898
                                                    ============================

                     P.A.M. Transportation Services, Inc.

                   Notes to Consolidated Financial Statements



5. INCOME TAXES (CONTINUED)

The reconciliation between the effective income tax rate and the statutory federal income tax rate is presented in the following table:

                                                              YEAR ENDED DECEMBER 31
                                                        1996           1995           1994
                                                     ----------------------------------------
                                                                    (thousands)
Income tax at the statutory federal rate of 34%      $  1,856        $  2,750       $  2,130
Nondeductible expenses                                    108              39            230
Decrease in valuation allowance                             -               -            (96)
State income taxes                                       (118)           (167)          (142)
Other                                                     (46)            (41)           (45)
                                                     ----------------------------------------
Federal income taxes                                    1,800           2,581          2,077
State income taxes                                        347             492            417
Total income taxes                                   $  2,147        $  3,073       $  2,494
                                                     ========================================
Effective tax rate                                       39.3%           38.0%          40.0%
                                                     ========================================

The current income tax provision consists of the following:

                                    1996          1995           1994
                                  ---------------------------------------
                                                (thousands)
                Federal           $    179      $    406       $    1,080
                State                   80           122               80
                                  ---------------------------------------
                                       259           528            1,160
                                  =======================================



As of December 31, 1996, the Company has federal net operating loss and investment tax credit carryovers of approximately $7.8 million and $1.0 million, respectively. The net operating loss carryovers expire beginning in 2003 and the investment credit carryovers begin to expire in 1999. Net operating loss carryovers are available to offset 1994 and 1995 estimated taxable income for regular income tax purposes. The current taxes provided in 1994, 1995 and 1996 result from alternative minimum taxable income which is only partially offset by net operating loss carryovers in 1994. All net operating losses for alternative minimum taxes were fully utilized as of December 31, 1994 and there are no remaining net operating loss carryovers to offset against 1995 and 1996 alternative minimum taxable income. The Company has alternative minimum tax credits of approximately $1.9 million at December 31, 1996, which carryover indefinitely.

In February 1990, a stock transaction occurred whereby the Company's then majority shareholder sold his stock to the current majority shareholder. This transaction constituted an ownership change under Internal Revenue Code Section
382. As a result of the ownership change, the amount of federal taxable income which may be offset by net operating loss carryovers ("NOLs") which existed as of

                     P.A.M. Transportation Services, Inc.

                   Notes to Consolidated Financial Statements





5.  INCOME TAXES (CONTINUED)

the ownership change date (estimated at $10.4 million) is limited to approximately $500,000 per year. The annual limitation may be increased, under certain circumstances, by realization of tax "built-in gains" which existed at the time of the ownership change. Substantial tax built-in gains have been realized since the ownership change date including gains recognized during 1993 and 1994.

Taxes paid totaled approximately $400,000, $400,000 and $1.3 million for the years ended December 31, 1996, 1995 and 1994, respectively.

6.  SHAREHOLDER'S EQUITY

On January 30, 1994, the Company redeemed 100% of the 12% Series A cumulative redeemable preferred stock (Series A preferred stock) plus accrued dividends for cash of $4,425,205. The redemption was funded through a combination of cash on hand and borrowings under the Company's line of credit arrangements.

The Company maintains an incentive stock option plan, a nonqualified stock option plan, and an employee stock option plan for the issuance of options to directors, officers, key employees and others. The option price under these plans is the fair market value of the stock at the date the options were granted, ranging from $2.375 to $7.375 as of December 31, 1996.

Outstanding incentive stock options and employee stock options at December 31, 1996 must be exercised within six years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at December 31, 1996 must be exercised within five to six years and certain nonqualified options may not be exercised within one year of the date of grant.

                     P.A.M. Transportation Services, Inc.

                   Notes to Consolidated Financial Statements





6.  SHAREHOLDER'S EQUITY (CONTINUED)

Transactions in stock options under these plans are summarized as follows:

                                                            SHARES
                                                            UNDER         PRICE
                                                            OPTION        RANGE
                                                         ---------------------------
                Outstanding at January 1, 1994             388,700      $2.38-$ 5.50
                          Granted                           15,000      $4.38-$ 6.00
                          Exercised                        (42,700)     $2.38-$ 6.00
                          Canceled                          (8,800)     $2.38-$ 6.00
                                                          --------------------------
                Outstanding at December 31, 1994           352,200      $2.38-$ 6.00
                          Granted                          260,000      $5.75-$ 6.75
                          Exercised                        (56,700)     $2.38-$ 6.00
                          Canceled                         (23,400)     $2.38-$ 6.75
                                                                        ------------
                Outstanding at December 31, 1995           532,100      $2.38-$ 6.75
                          Granted                           10,000      $6.50-$7.375
                          Exercised                        (36,600)     $2.38-$ 6.00
                          Canceled                         (13,900)     $2.38-$ 6.75
                                                          --------------------------
                Outstanding at December 31, 1996           491,600      $2.38-$7.375
                                                          ==========================

                Options exercisable at December 31, 1996   308,100
                                                          ========

The Company adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                              1996             1995
                                                       ---------------------------------
                                                                   (thousands)
                          Net income:
                              As reported                   $   3,312        $   5,014
                              Pro forma                     $   3,172        $   4,940

                          Earnings per share:
                              As reported                   $     .44        $     .65
                              Pro Forma                     $     .42        $     .64

                     P.A.M. Transportation Services, Inc.

                   Notes to Consolidated Financial Statements





6.  SHAREHOLDER'S EQUITY (CONTINUED)

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 65.15% to 76.64%; risk-free interest rate of 5.73% to 7.02%; and expected lives of five years.

The majority shareholder exercised stock warrants to purchase an aggregate of 3,092,000 shares of the Company's common stock at $1.50 per warrant on December 30, 1996.

7.  EARNINGS PER SHARE

Earnings per share assumes the exercise of stock warrants and options to purchase a total of 3.5 million, 3.5 million, and 3.4 million shares of common stock for 1996, 1995 and 1994, respectively. Under the treasury stock method of computing earnings per share, the number of shares of treasury stock assumed repurchased is limited to 20% of common stock outstanding, with the remaining shares assumed to be newly issued, and the excess proceeds assumed to have reduced long-term borrowings outstanding for the year. Earnings per share, assuming full dilution, would not be materially different than primary earnings per share.

8.  RELATED PARTY TRANSACTIONS

The Company provides motor carrier services to an affiliate of its majority shareholder. Revenues from these transactions totaled approximately $.4 million, $5.3 million and $4.9 million for 1996, 1995 and 1994, respectively.

During 1993, the Company began leasing certain revenue equipment with an original cost of $2.7 million to an affiliate of the majority shareholder under a direct financing lease arrangement. The Company earned interest income of $31,000, $200,000 and $200,000 in 1996, 1995 and 1994, respectively, relating to this lease which is included in other income in the accompanying consolidated financial statements. The Company received full payment of the remaining balance on the lease agreement during 1996 in the amount of $1.1 million.

Payments made by the Company to an affiliate of the majority shareholder for the reimbursement of operating and other expenses paid on behalf of the Company, and debt repayments made on notes payable to the affiliate aggregated approximately $6.4 million, $6.8 million and $14.1 million in 1996, 1995 and 1994, respectively.

                     P.A.M. Transportation Services, Inc.

                   Notes to Consolidated Financial Statements





8.  RELATED PARTY TRANSACTIONS (CONTINUED)

The Company has entered into noncancelable operating leases for revenue equipment with an affiliate of the majority shareholder. The leases are payable monthly and are currently under a month-to-month leasing arrangement. Rent expense under these leases was approximately $200,000, $200,000 and $400,000 in 1996, 1995 and 1994, respectively.

Trade accounts payable at December 31, 1996 includes a payable to an affiliate of the majority shareholder of approximately $500,000.

9.  LEASES AND COMMITMENTS

The Company leases certain revenue equipment under capital leases. The scheduled future minimum payments under these leases (see Note 4) at December 31, 1996 were as follows:

                                                                 (thousands)
                 1997                                            $   1,293
                 1998                                                1,293
                 1999                                                1,293
                 Total minimum lease payments                        3,879
                 Amounts representing interest                         496
                                                                 ---------
                 Present value of net minimum lease payments     $   3,383
                                                                 =========

Assets held under capitalized leases are included in property and equipment as of December 31, 1996 as follows:

                                                                   (thousands)
                 Revenue equipment                                   $   5,273
                 Accumulated amortization                               (1,521)
                                                                     ---------
                                                                     $   3,752
                                                                     =========

No capital lease obligations were entered into in 1996. Capital lease obligations incurred in 1995 totaled $1.5 million. Lease amortization is included in depreciation expense.

10.  PROFIT SHARING PLAN

P.A.M. Transport, Inc., a subsidiary of the Company, sponsors a profit sharing plan for the benefit of all eligible employees. The plan qualifies under
Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax deductible contributions to the plan. The plan provides for annual employer matching contributions of 25% of each participant's voluntary contribution up to $400.

                     P.A.M. Transportation Services, Inc.

                   Notes to Consolidated Financial Statements





10.  PROFIT SHARING PLAN (CONTINUED)

Choctaw Express, Inc., a subsidiary of the Company sponsored a profit sharing plan for the benefit of all eligible employees. The plan qualifies under
Section 401(k) of the Internal Revenue Code thereby allowing all eligible employees to make tax deductible contributions to the plan. The plan provides for employer matching contributions of 50% of each participant's voluntary contribution up to 3% of the participant's compensation.

The Choctaw Express, Inc. profit sharing plan was merged into the P.A.M. Transport, Inc. profit sharing plan effective December 31, 1995.

Allen Freight Services, Inc., a subsidiary of the Company, sponsored a profit sharing plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing all eligible employees to make tax deductible contributions to the plan. The plan provides for employer matching contributions of 50% of each participant's voluntary contribution up to 3% of the participant's compensation.

P.A.M. Transport, Inc.'s matching contributions to the plan totaled approximately $48,000, $46,000, and $40,000 in 1996, 1995 and 1994,
respectively.

Choctaw Express, Inc.'s matching contribution to its plan totaled approximately $14,000 for 1995.

Allen Freight Services, Inc.'s matching contribution to its plan totaled approximately $52,000 for the period from the acquisition date of March 11, 1996 to December 31, 1996.

11.  LITIGATION

The Company is not a party to any pending legal proceedings which management believes to be material to the financial condition or results of operation of the Company. The Company maintains liability insurance against risks arising out of the normal course of its business.

                     P.A.M. Transportation Services, Inc.

                   Notes to Consolidated Financial Statements





12.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below presents quarterly financial information for 1996 and 1995:

                                                                 1996
                                                          THREE MONTHS ENDED
                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                           ----------------------------------------------
                                                  (thousands, except per share data)
Operating revenues                         $23,532      $30,169      $29,618      $29,701
Operating expenses                          21,390       27,089       26,892       28,086
                                           ----------------------------------------------
Operating income                             2,142        3,080        2,726        1,615
Other expenses - net                           917        1,083        1,088        1,017
Income taxes                                   465          799          655          227
                                           ----------------------------------------------
Net income                                 $   760      $ 1,198      $   983      $   371
                                           ==============================================
Net income per common share (primary)      $   .10      $   .16      $   .13      $   .05
                                           ==============================================
Average common and common equivalent
    shares outstanding                       7,724        7,643        7,610        7,312
                                           ==============================================

                                                              1995
                                                       THREE MONTHS ENDED
                                          MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                           ----------------------------------------------
                                                 (thousands, except per share data)
Operating revenues                         $22,084      $23,833      $22,241      $23,437
Operating expenses                          19,713       20,421       19,365       20,654
                                           ----------------------------------------------
Operating income                             2,371        3,412        2,876        2,783
Other expenses - net                           740          828          882          905
Income taxes                                   620          982          758          713
                                           ----------------------------------------------
Net income                                 $ 1,011      $ 1,602      $ 1,236      $ 1,165
                                           ==============================================
Net income per common share (primary)      $   .13      $   .21      $   .16      $   .15
                                           ==============================================
Average common and common equivalent
    shares outstanding                       7,648        7,605        7,674        7,708
                                           ==============================================


13.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents - The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

                     P.A.M. Transportation Services, Inc.

                   Notes to Consolidated Financial Statements





13.  FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

Long-term debt - The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Line of credit - The carrying amount for the line of credit approximates fair value.

The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows (in thousands):

                                                           1996                             1995
                                             -----------------------------    ------------------------------
                                               CARRYING            FAIR         CARRYING            FAIR
                                                AMOUNT            VALUE          AMOUNT            VALUE
                                             -----------------------------    ------------------------------
    Cash and cash equivalent                   $    5,941      $    5,941       $    7,629      $    7,629
    Long-term debt                                 44,558          45,512           45,177          46,257
    Line of credit                                  7,229           7,229            7,909           7,909
    Direct financing lease                            N/A             N/A            1,239           1,283

                    Report of Independent Public Accountants


To The Board of Directors and Shareholders of
P.A.M. Transportation Services, Inc.


We have audited the accompanying consolidated balance sheet of P.A.M. Transportation Services, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit. The consolidated financial statements of P.A.M. Transportation Services, Inc. and subsidiaries as of and for the years ended December 31, 1995 and 1994, were audited by other auditors whose report dated February 14, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P.A.M. Transportation Services, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index as item 14(a) is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                            ARTHUR ANDERSEN LLP

Fayetteville, Arkansas
March 5, 1997

               Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Shareholders
P.A.M. Transportation Services, Inc.


We have audited the accompanying consolidated balance sheet of P.A.M. Transportation Services, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of P.A.M. Transportation Services, Inc. and subsidiaries as of December 31, 1995, and the consolidated results of their operations and their cash flows for the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                            ERNST & YOUNG LLP

Little Rock, Arkansas
February 14, 1996

                                    PART III

       Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held on May 16, 1997. The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.    Financial Statements and Auditors' Report.

       The following financial statements and auditors' report have been filed as Item 8 in Part II of this report:

                  Report of Independent Auditors

                  Consolidated Balance Sheets - December 31, 1996 and 1995

                  Consolidated Statements of Income - Years ended December 31, 1996, 1995 and 1994

                  Consolidated Statements of Shareholders' Equity - Years ended December 31, 1996, 1995 and 1994

                  Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994

                  Notes to Consolidated Financial Statements

(a)  2.    Financial Statement Schedules.

       The following supporting financial statement schedule is filed with this report:

             II     -   Valuation and Qualifying Accounts - Years Ended
                        December 31, 1996, 1995 and 1994


       All other schedules are omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.

(a) 3.   Exhibits.

         The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Form S-1 Registration Statement under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986 ("1986 S-1"); (ii) the Annual Report on Form 10-K for the year ended December 31, 1987 ("1987 10-K"); (iii) the Annual Report on Form 10-K for the year ended December 31, 1992 ("1992 10-K"); (iv) the Annual Report on Form 10-K for the year ended December 31, 1993 ("1993 10-K"); (v) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 ("6/30/94 10-Q"); (vi) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 ("6/30/95 10-Q"); (vii) the Annual Report on Form 10-K dated December 31, 1995 ("1995 10-K"); or (viii) the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (9/30/96 10-Q).

Exhibit #                                         Description of Exhibit
---------        --------------------------------------------------------------------------------------------------
*3.1        -    Amended and Restated Certificate of Incorporation of the Registrant (Exh. 3.1, 1986 S-1)

*3.1.1      -    Amendment to Certificate of Incorporation dated June 24, 1987 (Exh. 3.1.1, 1987 10-K)

*3.2        -    Amended and Restated By-Laws of the Registrant (Exh. 3.2, 1986 S-1)

*3.2.1      -    Amendment to Article I, Section 3 of Bylaws of Registrant (Exh. 3.2.1, 1986 S-1)

*3.2.2      -    Amendments to Bylaws of Registrant adopted May 7, 1987 (Exh. 3.2.2, 1987 10-K)

*3.2.3      -    Amendments to Bylaws of Registrant adopted January 4, 1993 (Exh. 3.2.3, 1992 10-K)

*4.1        -    Specimen Stock Certificate (Exh. 4.1, 1986 S-1)

*4.2        -    Loan Agreement dated July 26, 1994 among First Tennessee Bank National Association, Registrant and
                 P.A.M. Transport, Inc. together with Promissory Note (Exh. 4.1, 6/30/94 10-Q)

*4.2.1      -    Security Agreement dated July 26, 1994 between First Tennessee Bank National Association and P.A.M.
                 Transport, Inc. (Exh. 4.2, 6/30/94 10-Q)

*4.3        -    First Amendment to Loan Agreement date June 27, 1995 by and among P.A.M. Transport, Inc., First
                 Tennessee Bank National Association and P.A.M. Transportation Services, Inc., together with Promissory
                 Note in the principal amount of $2,500,000 (Exh. 4.1.1, 6/30/95 10-Q)

*4.3.1      -    First Amendment to Security Agreement dated June 28, 1995 by and between P.A.M. Transport, Inc. and
                 First Tennessee Bank National Association (Exh. 4.2.2, 6/30/95 10-Q)

*4.3.2      -    Security Agreement dated June 27, 1995 by and between Choctaw Express, Inc. and First Tennessee Bank
                 National Association (Exh. 4.1.3, 6/30/95 10-Q)

*4.3.3      -    Guaranty Agreement of P.A.M. Transportation Services, Inc. dated June 27, 1995 in favor of First
                 Tennessee Bank National Association respecting $10,000,000 line of credit (Exh. 4.1.4, 6/30/95 10-Q)

 *4.4       -    Second Amendment to Loan Agreement dated July 3, 1996 by and among P.A.M. Transport, Inc., First
                 Tennessee Bank National Association and P.A.M. Transportation

                 Services, Inc., together with Promissory Note in the principal amount of $5,000,000 (Exh. 4.1.1,
                 9/30/96 10-Q)

 *4.4.1     -    Second Amendment to Security Agreement dated July 3, 1996 by and between P.A.M. Transport, Inc. and
                 First Tennessee National Bank Association (Exh. 4.1.2, 9/30/96 10-Q)

 *4.4.2     -    First Amendment to Security Agreement dated July 3, 1996 by and between Choctaw Express, Inc. and First
                 Tennessee Bank National Association (Exh. 4.1.3, 9/30/96 10-Q)

 *4.4.3     -    Security Agreement dated July 3, 1996 by and between Allen Freight Services, Inc. and First Tennessee
                 Bank National Association (Exh. 4.1.4, 9/30/96 10-Q)

            -    No other long-term debt instrument of the Registrant or its subsidiaries authorizes indebtedness exceeding 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis and the Registrant hereby undertakes to provide the Commission upon request with any long-term debt instrument not filed herewith.

*10.1       -    Incentive Stock Option Plan, dated July 25, 1986 (Exh. 10.2, 1986 S-1)

*10.1.1     -    Amendment to 1986 Incentive Stock Option Plan, dated June 2, 1987 (Exh. 10.2.1, 1987 10-K)

*10.2       -    Non-Qualified Stock Option Plan, dated July 25, 1986 (Exh. 10.3, 1986 S-1)

*10.2.1     -    Amendment No. 1 to Non-Qualified Stock Option Plan (Exh. 10.2.1, 1993 10-K)

*10.3       -    Employment Agreement between the Registrant and Robert W. Weaver dated January 1, 1995 (Exh. 10.3, 1995
                 10-K)

*10.4       -    Non-Competition Agreement dated January 31, 1995 between Registrant and Joe M. Bussell (Exh. 10.1,
                 1/31/95 8-K)

 10.5       -    Incentive Compensation Plan of Registrant adopted February 28, 1996 for fiscal years 1996 and 1997

 10.6       -    1995 Stock Option Plan, effective June 29, 1995

 21.1       -    Subsidiaries of the Registrant

 23.1       -    Consent of Arthur Andersen LLP

 23.2       -    Consent of Ernst & Young LLP

 27         -    Financial Data Schedule


 (b)  Reports on Form 8-K.

      During the fourth quarter ended December 31, 1996, the Company filed a Current Report on Form 8-K (Event Date: November 19, 1996) to report a change in its independent auditors. See Item 9. herein.

                                  SCHEDULE II



                      P.A.M. TRANSPORTATION SERVICES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS


                  Years Ended December 31, 1996, 1995 and 1994




                                  ADDITIONS

                                                                         Charged to
                                            Balance at    Charged to       Other                        Balance
                                            Beginning     Costs and       Accounts     Deductions       at End
               Description                  of Period      Expenses      (Describe)    (Describe)      of Period
               -----------                 -----------   -----------   -------------  ------------    -----------
1996 - Allowance for doubtful accounts       $323,887      $140,446     $115,000(A)        --           $579,333

1995 - Allowance for doubtful accounts        239,343        88,692          --           4,148(B)       323,887

1994 - Allowance for doubtful accounts        135,275       114,014          --           9,946(B)       239,343




Note A - Allen Freight Services, Inc. Allowance for Bad Debts.

Note B -  Accounts written off.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        P.A.M. TRANSPORTATION SERVICES, INC.




Dated:  March 25, 1997                  By: /s/ Robert W. Weaver
                                           ------------------------------------
                                           ROBERT W. WEAVER
                                           President and Chief Executive Officer
                                           (principal executive officer)



Dated:  March 25, 1997                  By: /s/ Larry J. Goddard
                                           ------------------------------------
                                           LARRY J. GODDARD, Vice President -
                                           Finance, Chief Financial Officer,
                                           Secretary and Treasurer (principal
                                           financial and accounting officer)


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                        P.A.M. TRANSPORTATION SERVICES, INC.



Dated:  March 25, 1997               By:   /s/ Robert W. Weaver
                                         --------------------------------------
                                          ROBERT W. WEAVER, President and
                                          Chief Executive Officer, Director



Dated:  March 25, 1997               By:    /s/ Matthew T. Moroun
                                          -------------------------------------
                                          MATTHEW T. MOROUN, Director



Dated:  March 25, 1997               By:    /s/ Daniel C. Sullivan
                                          -------------------------------------
                                          DANIEL C. SULLIVAN, Director



Dated:  March 25, 1997               By:    /s/ Charles F. Wilkins
                                          -------------------------------------
                                          CHARLES F. WILKINS, Director

                                 EXHIBIT INDEX



         Exhibit No.                           Description
         -----------        --------------------------------------------------
            10.5            Incentive Compensation Plan of Registrant adopted
                            February 28, 1996 for fiscal years 1996
                            and 1997

            10.6            1995 Stock Option Plan, effective June 29, 1995

            21.1            Subsidiaries of the Registrant

            23.1            Consent of Arthur Andersen LLP

            23.2            Consent of Ernst & Young LLP

            27              Financial Data Schedule (for SEC use only)