Form 10-Q
period 1997-03-31
PAM TRANSPORTATION SERVICES INC
filed 1997-05-13
CIK 798287

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

( x )           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997
                              --------------------

                                       OR

(   )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ----------------      -----------------

Commission File Number    0-15057
                          -------

                      P.A.M. TRANSPORTATION SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                         71-0633135
-------------------------------                         -------------------
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

                                       N/A
                                      -----
     (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X              No
   -------            -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                          Outstanding at May 12, 1997
                -----                          ---------------------------
     Common Stock, $.01 Par Value                       8,130,757

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              March 31,    December 31,
                                                                1997           1996
                                                                ----           ----
                                                             (unaudited)      (note)
                                                      (thousands, except per share amounts)


ASSETS
Current assets:
      Cash and cash equivalents                               $    460      $  5,941
      Receivables:
           Trade, net of allowance                              19,722        16,072
           Other                                                 1,127         1,030
      Equipment held for sale                                    1,264         1,264
      Operating supplies and inventories                           382           382
      Prepaid expenses and deposits                              3,561         2,816
                                                              --------      --------
Total current assets                                            26,516        27,505

Property and equipment, at cost                                 94,499        92,594
      Less:  accumulated depreciation                          (32,929)      (29,714)
                                                              --------      --------
           Net property and equipment                           61,570        62,880

Other assets:
      Excess of cost over net assets acquired                    2,480         2,511
      Non compete agreement                                      1,068         1,178
      Other                                                        606           821
                                                              --------      --------
                                                                 4,154         4,510
                                                              --------      --------
Total assets                                                  $ 92,240      $ 94,895
                                                              ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Current maturities of long-term debt                    $ 16,897      $ 16,849
      Trade accounts payable                                     8,078         5,583
      Deferred income taxes                                        502            65
      Other current liabilities                                  5,133         3,817
                                                              --------      --------
Total current liabilities                                       30,610        26,314

Long-term debt, less current portion                            26,454        34,938
Noncompetition agreement                                           740           762
Deferred income taxes                                            6,825         6,569
Shareholders' Equity
      Common stock                                                  81            81
      Additional paid-in capital                                18,059        18,044
      Retained earnings                                          9,471         8,187
                                                              --------      --------
Total shareholders' equity                                      27,611        26,312
                                                              --------      --------
Total liabilities and shareholders' equity                    $ 92,240      $ 94,895
                                                              ========      ========

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                                1997           1996
                                                                ----           ----
                                                       (thousands, except per share amounts)
Operating revenues                                            $ 32,630      $ 23,532

Operating expenses:
  Salaries, wages and benefits                                  15,156        10,359
  Operating supplies                                             6,729         4,574
  Rent and purchased transportation                                411           386
  Depreciation and amortization                                  3,242         2,862
  Operating taxes and licenses                                   1,891         1,529
  Insurance and claims                                           1,465         1,038
  Communications and utilities                                     202           257
  Other                                                            524           385
                                                              --------      --------

                                                                29,620        21,390
                                                              --------      --------

Operating income                                                 3,010         2,142

Other income (expense)
  Interest expense                                                (870)         (948)
  Other                                                           --              31
                                                              --------      --------

                                                                  (870)         (917)

Income before income taxes                                       2,140         1,225

Income taxes--current                                              163           156
            --deferred                                             693           309
                                                              --------      --------

                                                                   856           465
                                                              --------      --------

Net income                                                    $  1,284      $    760
                                                              ========      ========

Net income per share                                          $    .16      $    .10
                                                              ========      ========

Average common and common
 equivalent shares outstanding                                   8,250         7,724
                                                              ========      ========



            See notes to condensed consolidated financial statements.

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                               Three Months Ended
                                                                     March 31,
                                                                1997          1996
                                                                ----          ----
                                                        (thousands, except per share amounts)

OPERATING ACTIVITIES
Net income                                                    $  1,284      $    760
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
      Depreciation and amortization                              3,242         2,862
      Noncompete agreement amortization                            110            77
      Provision for deferred income taxes                          693           309
      Changes in operating assets and liabilities:
         Accounts receivable                                    (3,747)          280
         Prepaid expenses and other assets                        (529)          770
         Accounts payable                                        2,495        (3,844)
         Accrued expenses                                        1,293           223
                                                              --------      --------

Net cash provided by operating activities                        4,841         1,437

INVESTING ACTIVITIES
Purchases of property and equipment                             (1,904)       (3,164)
AFS acquisition                                                   --            (200)
Lease payments received on direct financing lease                 --             160
                                                              --------      --------

Net cash used in investing activities                           (1,904)       (3,204)

FINANCING ACTIVITIES
Borrowings under lines of credit                                33,011        30,654
Repayments under lines of credit                               (38,747)      (32,202)
Borrowing of long-term debt                                      1,747         1,909
Repayments of long-term debt                                    (4,445)       (5,904)
Proceeds from exercise of stock options                             16            39
                                                              --------      --------

Net cash used in financing activities                           (8,418)       (5,504)
                                                              --------      --------

Net decrease in cash and cash equivalents                       (5,481)       (7,271)

Cash and cash equivalents at beginning of period                 5,941         7,629
                                                              --------      --------

Cash and cash equivalents at end of period                    $    460      $    358
                                                              ========      ========


            See notes to condensed consolidated financial statements.

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997


NOTE A: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B:  NOTES PAYABLE AND LONG-TERM DEBT

In the first three months of 1997, the Company's subsidiary, P.A.M. Dedicated Services, Inc., entered into an installment obligation for the purchase of replacement revenue equipment in the aggregate amount of $1.7 million payable in 48 monthly installments at an interest rate of 7.50%.

                         PART I - FINANCIAL INFORMATION

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING INFORMATION

Certain information included in this Quarterly Report on Form 10-Q contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended,
Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, general economic conditions, competition and other uncertainties detailed in this report and detailed from time to time in other filings by the Company with the Securities and Exchange Commission. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

THREE MONTHS ENDED MARCH 31, 1997 VS. THREE MONTHS ENDED MARCH 31, 1996

For the quarter ended March 31, 1997 revenues increased 38.7% to $32.6 million as compared to $23.5 million for the quarter ended March 31, 1996. The increase in revenues was attributable to a 23.9% increase in average tractors from 742 in 1996 to 919 in 1997 of which 166 were added in connection with the acquisition of Allen Freight Services, Inc. (A.F.S.) on March 11, 1996. A.F.S. produced revenues of $5.2 million for the first quarter of 1997 and $1.2 million for the period from March 11, 1996 to March 31, 1996.

The Company's operating ratio was 90.8% in the first quarter of 1997 compared to 90.9% in the first quarter of 1996.

Salaries, wages and benefits increased from 44% as a percentage of revenues in the first quarter of 1996 to 46.4% in the first quarter of 1997. The major factors for the increase were an increase in workers' compensation expense, and the accrual of bonus compensation related to the Company's Incentive Compensation Plan.

Operating supplies and expenses increased from 19.4% of revenues in the first quarter of 1996 to 20.6% in the first quarter of 1997. Factors contributing to the increase were increases in tires and maintenance expenses and increases in loading, unloading and spotting expenses. The tires and maintenance expense increase was a result of the delayed delivery of new replacement and additional equipment which forced the use of older equipment beyond its normal retirement date. The loading, unloading and spotting expense increase can be attributed to the acquisition of A.F.S. which has customers requiring this service as a part of the movement of their freight.

The Company's operating taxes and licenses expenses decreased 0.7% from 6.5% as a percentage of revenues in the first quarter of 1996 to 5.8% in the first quarter of 1997. This reduction can be attributed to a decrease in fuel taxes which relates to the use of fleet owners by A.F.S. and to a decrease in license and registration expense which is attributable to a reduced amount of individual state decals required as more states join the International Fuel Tax Agreement
(IFTA).

The Company realized a decrease in depreciation expense of 2.2% of revenues in the first quarter of 1997 as compared to the first quarter of 1996 from 12.2% to 10.0%. This was the result of tractor additions in 1996 and 1997 having higher salvage values relative to the total cost of the tractors purchased and the use of fleet owners by A.F.S.

Communications and utilities expenses decreased from 1.1% as a percentage of revenues in the first quarter of 1996 to .6% in the first quarter of 1997. This decrease reflects the negotiation of lower rates for communications services.

Interest expense decreased in absolute dollars $79,627, which reflects a lower line of credit balance for the first quarter of 1997 when compared to the first quarter of 1996.

The Company's effective tax rate increased from 38.0% in the first quarter of 1996 to 40.0% in the first quarter of 1997. This increase is primarily due to state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1997 the Company generated $4.8 million in cash from operating activities. Investing activities used $1.9 million in cash in the first quarter of 1997. Financing activities used $8.4 million in the first quarter of 1997 primarily for the repayment of the Company's line of credit and repayments of long-term debt.

The Company's principal subsidiary, P.A.M. Transport, Inc., has a $15.0 million secured bank line of credit subject to borrowing limitations. Outstanding advances on this line of credit were approximately $2.9 million (at an interest rate of 8.07%) at March 31, 1997, including $1.5 million in letters of credit. The Company's borrowing base limitation at March 31, 1997 was $10.9 million. The line of credit is guaranteed by the Company and matures May 31, 1998.

Proceeds of $4.6 million received by the Company from its majority shareholder as a result of the exercise of stock purchase warrants, in the fourth quarter of 1996, were used to pay down the Company's line of credit.

In addition to cash flow from operations, the Company uses its existing line of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions, such as installment notes (generally three and four year terms at fixed rates) are entered into for the purchase of revenue equipment. P.A.M. Dedicated Services, Inc., a subsidiary of the Company, entered into an installment obligation in the first quarter of 1997 for the purchase of replacement revenue equipment for approximately $1.7 million payable in 48 monthly installments at an interest rate of 7.50%.

During 1997 the Company plans to replace and/or add 500 trailers and 205 tractors and expects to incur additional debt of approximately $17.0 million. However, the Company intends to structure a portion of these equipment expenditures in the form of operating leases. Management expects that the Company's existing working capital and its available line of credit will be sufficient to meet the Company's capital commitments as of March 31, 1997, to repay indebtedness coming due in the current year, and to fund its operating needs during fiscal 1997.

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



                                       P.A.M. TRANSPORTATION SERVICES, INC.




Dated:   May 13, 1997                  By: /s/ Robert W. Weaver
                                           ---------------------------------
                                           Robert W. Weaver
                                           President and Chief Executive Officer
                                           (principal executive officer)




Dated:   May 13, 1997                  By:  /s/ Larry J. Goddard
                                            -----------------------
                                            Larry J. Goddard
                                            Vice President-Finance, Chief
                                            Financial Officer, Secretary and
                                            Treasurer (principal accounting and
                                            financial officer)