Form 10-Q
period 1997-06-30
PAM TRANSPORTATION SERVICES INC
filed 1997-08-13
CIK 798287

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)

         (x)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   June 30, 1997
                                          -------------

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

Yes  X            No
   -----            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                                Outstanding at August 11, 1997
            -----                                ------------------------------
Common Stock, $.01 Par Value                                 8,206,457

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (thousands)


                                                         June 30,    December 31,
                                                           1997          1996
                                                        -----------  ------------
ASSETS                                                  (unaudited)      (note)
Current assets:
      Cash and cash equivalents                          $    822      $  5,941
      Receivables:
           Trade, net of allowance                         19,201        16,072
           Other                                            1,083         1,030
      Equipment held for sale                               1,388         1,264
      Operating supplies and inventories                      477           382
      Prepaid expenses and deposits                         2,910         2,816
                                                         --------      --------
           Total current assets                            25,881        27,505

Property and equipment, at cost                            98,569        92,594
      Less:  accumulated depreciation                     (36,324)      (29,714)
                                                         --------      --------
           Net property and equipment                      62,245        62,880

Other assets:
      Excess of cost over net assets acquired               2,450         2,511
      Non compete agreement                                   957         1,178
      Other                                                   898           821
                                                         --------      --------
           Total other assets                               4,305         4,510
                                                         --------      --------
Total assets                                             $ 92,431      $ 94,895
                                                         ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current maturities of long-term debt               $ 16,716      $ 16,849
      Trade accounts payable                                6,721         5,583
      Deferred income taxes                                   295            65
      Other current liabilities                             4,529         3,817
                                                         --------      --------
           Total current liabilities                       28,261        26,314

Long-term debt, less current portion                       25,734        34,938
Non compete agreement                                         664           762
Deferred income taxes                                       7,918         6,569
Shareholders' equity:
      Common stock                                             82            81
      Additional paid-in capital                           18,208        18,044
      Retained earnings                                    11,564         8,187
                                                         --------      --------
           Total shareholders' equity                      29,854        26,312
                                                         --------      --------
Total liabilities and shareholders' equity               $ 92,431      $ 94,895
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

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                        (thousands except per share data)


                                              Three Months Ended                      Six Months Ended
                                                    June 30,                               June 30,


                                            1997                1996                1997                1996
                                            ----                ----                ----                ----
Operating revenues                      $    31,353         $    30,169         $    63,983         $    53,701

Operating expenses:
  Salaries, wages and benefits               13,656              14,225              28,813              24,584
  Operating supplies                          5,758               5,490              12,487              10,064
  Rent and purchased transportation             445                 574                 856                 960
  Depreciation and amortization               3,112               2,875               6,354               5,737
  Operating taxes and licenses                1,873               1,734               3,764               3,263
  Insurance and claims                        1,369               1,327               2,833               2,366
  Communications and utilities                  250                 302                 452                 558
  Other                                         626                 562               1,150                 947

                                        -----------         -----------         -----------         -----------
                                             27,089              27,089              56,709              48,479

                                        -----------         -----------         -----------         -----------
Operating income                              4,264               3,080               7,274               5,222
Other income (expense)
  Interest expense                             (889)             (1,083)             (1,758)             (2,031)
  Other                                           0                   0                   0                  31

                                        -----------         -----------         -----------         -----------
                                               (889)             (1,083)             (1,758)             (2,000)


Income before income taxes                    3,375               1,997               5,516               3,222

Income taxes --current                          396                 242                 559                 398
             --deferred                         887                 557               1,580                 866

                                        -----------         -----------         -----------         -----------
                                              1,283                 799               2,139               1,264

Net income                              $     2,092         $     1,198         $     3,377         $     1,958
                                        ===========         ===========         ===========         ===========

Net income per share                    $      0.25         $      0.16         $      0.41         $      0.26
                                        ===========         ===========         ===========         ===========

Average common and common
 equivalent shares outstanding            8,280,749           7,643,314           8,238,837           7,675,774
                                        ===========         ===========         ===========         ===========


         See notes to condensed consolidated financial statements.

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                             Six Months Ended
                                                                 June 30,

                                                             1997        1996
                                                             ----        ----
OPERATING ACTIVITIES
Net income                                                 $  3,377    $  1,958
  Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation and amortization                           6,354       5,737
      Non compete agreement amortization                        220         177
      Provision for deferred income taxes                     1,580         866
      Changes in operating assets and liabilities:
         Accounts receivable                                 (3,182)     (2,430)
         Prepaid expenses and other current assets             (265)      1,167
         Accounts payable                                     1,138      (4,042)
         Accrued expenses                                       711       1,269
                                                           --------    --------
Net cash provided by operating activities                     9,933       4,702

INVESTING ACTIVITIES
Purchases of property and equipment                          (6,145)    (15,026)
Proceeds from the sale of assets                                363          --
Lease payments received on direct financing lease                --       1,239
                                                           --------    --------
Net cash used in investing activities                        (5,782)    (13,787)

FINANCING ACTIVITIES
Borrowings under lines of credit                             68,619      58,772
Repayments under lines of credit                            (71,124)    (61,754)
Borrowings of long-term debt                                  1,747      13,502
Repayments of long-term debt                                 (8,677)     (8,456)
AFS acquisition less cash acquired                               --        (200)
Proceeds from exercise of stock options                         166          59
                                                           --------    --------
Net cash provided by (used in) financing activities          (9,269)      1,923
                                                           --------    --------
Net decrease in cash and cash equivalents                    (5,118)     (7,162)

Cash and cash equivalents at beginning of period           $  5,940    $  7,629
                                                           --------    --------

Cash and cash equivalents at end of period                 $    822    $    467
                                                           ========    ========


         See notes to condensed consolidated financial statements.

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1997


NOTE A: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B: NOTES PAYABLE AND LONG-TERM DEBT

In the first six months of 1997, the Company's subsidiary, P.A.M. Dedicated Services, Inc., entered into an installment obligation for the purchase of replacement revenue equipment in the aggregate amount of approximately $1.7 million payable in 48 monthly installments at an interest rate of 7.50%. The Company also purchased additional revenue equipment during the first six months with a cost of $5,726,425 using its existing line of credit.

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

THREE MONTHS ENDED JUNE 30, 1997 VS. THREE MONTHS ENDED JUNE 30, 1996

For the quarter ended June 30, 1997, revenues increased 3.9% to $31.4 million as compared to $30.2 million for the quarter ended June 30, 1996. The main factor for the increase in revenues was a 4.7% increase in the average number of tractors from 873 in 1996 to 914 in 1997.

The Company's operating ratio was 86.4% of revenues in the second quarter of 1997 compared to 89.8% in the second quarter of 1996.

Salaries, wages and benefits decreased from 47.2% of revenues in the second quarter of 1996 to 43.6% of revenues in the second quarter of 1997. The major factor for the decrease was a 2.8% decrease in the amounts paid to Allen Freight Services, Inc. (AFS) fleet owners.

Rent and purchased transportation decreased by 0.5% of revenues in the second quarter of 1997 as compared to the same period in 1996. This decrease relates primarily to the transition at AFS from using leased equipment to using Company owned equipment.

As a percentage of revenues, the Company's depreciation expense increased 0.4% from 9.5% in the second quarter of 1996 to 9.9% in the second quarter of 1997. This increase was a result of the transition at AFS from using leased equipment to using Company owned equipment.

Interest expense decreased from 3.6% of revenues in the second quarter of 1996 to 2.8% of revenues in the second quarter 1997. This decrease resulted primarily from the Company reducing its long term debt and its borrowings under its line of credit during the fourth quarter of 1996 using proceeds of $4.6 million received by the Company in connection with the exercise of stock purchase warrants by its majority shareholder.

The Company's effective tax rate remained constant at 38% for the periods compared.

SIX MONTHS ENDED JUNE 30, 1997 VS. SIX MONTHS ENDED JUNE 30, 1996

For the six months ended June 30, 1997, revenues increased 19.1% to $64.0 million as compared to $53.7 million for the six months ended June 30, 1996. The main factor for the increase in revenues was a 13.6% increase in the average number of tractors from 807 in 1996 to 917 in 1997.

The Company's operating ratio was 88.6% of revenues in the first six months of 1997 compared to 90.3% in the first six months of 1996.

Salaries, wages and benefits decreased from 45.8% of revenues in the first six months of 1996 to 45.0% of revenues in first six months of 1997. The primary reason for the decrease was a 0.8% decrease in the amounts paid to AFS fleet owners.

Operating supplies and expenses increased from 18.7% of revenues in the first six months of 1996 to 19.5% of revenues in the first six months of 1997. The increase was due to the reduction in the number of fleet owners used in AFS operations, the corresponding increase in the use of Company owned equipment and the related increase in fuel and maintenance expense attributable to Company owned equipment.

As a percentage of revenues, the Company's depreciation expense decreased 0.8% from 10.7% in the first six months of 1996 to 9.9% in the first six months of 1997. This decrease was the result of the tractors acquired in 1996 and 1997 having higher salvage values relative to the total cost of the tractors purchased in such periods.

Interest expense decreased from 3.8% of revenues in the first six months of 1996 to 2.8% of revenues in the first six months of 1997. This decrease resulted primarily from the Company reducing its long term debt and its borrowings under its line of credit during the fourth quarter 1996 using proceeds of $4.6 million received by the Company in connection with the exercise of stock purchase warrants by its majority shareholder.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1997 the Company generated $9.9 million in cash from operating activities. Investing activities used $5.8 million in cash in the first six months of 1997. Financing activities used $9.3 million in the first six months of 1997 primarily for the repayment of the Company's line of credit and repayments of long-term debt.

The Company's principal subsidiary, P.A.M. Transport, Inc., has a $15.0 million secured bank line of credit subject to borrowing limitations. Outstanding advances on this line of credit were approximately $6.2 million (at an interest rate of 7.84%) at June 30, 1997, including $3.6 million (at an interest rate of 7.44%) in equipment debt and $1.5 million in letters of credit. The Company's borrowing base limitation at June 30, 1997 was $14.8 million. The line of credit is guaranteed by the Company and matures May 31, 1999.

Proceeds of $4.6 million, received by the Company from its majority shareholder as a result of the exercise of stock purchase warrants in the fourth quarter of 1996, were used to pay down the Company's line of credit.

In addition to cash flow from operations, the Company uses its existing line of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions, such as installment notes (generally three and four year terms at fixed rates), are typically entered into for the purchase of revenue equipment; however, the Company purchased additional revenue equipment during the first six months of 1997 with a cost of $5,726,425 using its existing line of credit. In addition, P.A.M. Dedicated Services, Inc., a subsidiary of the Company, entered into an installment obligation in the first quarter of 1997 for the purchase of replacement revenue equipment for approximately $1.7 million payable in 48 monthly installments at an interest rate of 7.50%.

During 1997 the Company plans to replace and/or add 500 trailers and 205 tractors and expects to incur additional debt of approximately $17.0 million. Management expects that the Company's existing working capital and its available line of credit will be sufficient to meet the Company's capital commitments as of June 30, 1997, to repay indebtedness coming due in the current year, and to fund its operating needs during fiscal 1997.

                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.

          The 1997 Annual Meeting of Stockholders of the Company was held on May 16, 1997. At the meeting the following persons were elected as directors to serve for a term of one year and until their successors are elected and qualified: Robert W. Weaver, Daniel C. Sullivan, Matthew T. Moroun and Charles F. Wilkins.

          The results of voting with respect to the election of directors were as follows:


                                              Votes           Votes
                                               FOR           WITHHELD
                                               ---           --------
                   Robert W. Weaver         7,840,747          7,100
                   Daniel C. Sullivan       7,840,747          7,100
                   Charles F. Wilkins       7,840,647          7,200
                   Matthew T. Moroun        7,689,954        157,893


          No other matters were presented or voted for at the Annual Meeting of Stockholders.


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



                                    P.A.M. TRANSPORTATION SERVICES, INC.




Dated: August 12, 1997          By: /s/ Robert W. Weaver
                                    --------------------------------------------
                                    Robert W. Weaver
                                    President and Chief Executive Officer
                                    (principal executive officer)




Dated: August 12, 1997          By: /s/ Larry J. Goddard
                                    --------------------------------------------
                                    Larry J. Goddard
                                    Vice President-Finance, Chief Financial
                                    Officer, Secretary and Treasurer
                                    (principal accounting and financial officer)