Form 10-Q
period 1997-09-30
PAM TRANSPORTATION SERVICES INC
filed 1997-11-12
CIK 798287

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

    (Mark One)

    ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1997

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

                                       N/A
                                       ----
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X              No
    ---                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                                Outstanding at November 7, 1997
           -----                                -------------------------------
Common Stock, $.01 Par Value                              8,275,157

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                              September 30,  December 31,
                                                  1997          1996
                                                  ----          ----
ASSETS                                         (unaudited)     (note)
Current assets:
      Cash and cash equivalents                 $     415    $   5,941
      Receivables:
           Trade, net of allowance                 21,009       16,072
           Other                                      607        1,030
      Equipment held for sale                       1,453        1,264
      Operating supplies and inventories              483          382
      Deferred income taxes                           129            0
      Prepaid expenses and deposits                 2,890        2,816
                                                ---------    ---------
           Total current assets                    26,571       27,505

Property and equipment, at cost                   102,794       92,594
      Less:  accumulated depreciation             (37,922)     (29,714)
                                                ---------    ---------
           Net property and equipment              64,872       62,880

Other assets:
      Excess of cost over net assets acquired       2,419        2,511
      Non compete agreement                           847        1,178
      Other                                           783          821
                                                ---------    ---------
           Total other assets                       4,049        4,510
                                                ---------    ---------
Total assets                                    $  95,907    $  94,895
                                                =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current maturities of long-term debt      $  16,985    $  16,849
      Trade accounts payable                        8,060        5,583
      Deferred income taxes                             0           65
      Other current liabilities                     5,203        3,817
                                                ---------    ---------
           Total current liabilities               30,248       26,314

Long-term debt, less current portion               24,894       34,938
Non compete agreement                                 356          762
Deferred income taxes                               8,814        6,569
Shareholders' equity:
      Common stock                                     83           81
      Additional paid-in capital                   18,464       18,044
      Retained earnings                            13,048        8,187
                                                ---------    ---------
           Total shareholders' equity              31,595       26,312
                                                ---------    ---------
Total liabilities and shareholders' equity      $  95,907    $  94,895
                                                =========    =========

         Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands except per share data)

                                     Three months Ended              Nine months Ended
                                        September 30,                  September 30,

                                     1997            1996           1997           1996
                                     ----            ----           ----           ----

Operating revenues                $    30,776    $    29,618    $    94,759    $    83,319

Operating expenses:
  Salaries, wages and benefits         14,071         14,044         42,936         38,628
  Operating supplies                    5,714          5,510         18,152         15,574
  Rent/purchased transportation           487            523          1,342          1,483
  Depreciation and amortization         3,243          3,110          9,598          8,847
  Operating taxes and licenses          1,843          1,702          5,608          4,965
  Insurance and claims                  1,390          1,296          4,223          3,661
  Communications and utilities            251            222            699            780
  Other                                   582            485          1,731          1,432

                                  -----------    -----------    -----------    -----------
                                       27,581         26,892         84,289         75,370

                                  -----------    -----------    -----------    -----------
Operating income                        3,195          2,726         10,470          7,949

Other income (expense)
  Interest expense                       (801)        (1,088)        (2,560)        (3,120)
  Other                                     0              0              0             31

                                  -----------    -----------    -----------    -----------
                                         (801)        (1,083)        (2,560)        (3,089)

Income before income taxes              2,394          1,638          7,910          4,860

Income taxes --current                    429             85            988            483
             --deferred                   481            570          2,061          1,436

                                  -----------    -----------    -----------    -----------
                                          910            655          3,049          1,919

Net income                        $     1,484    $       983    $     4,861    $     2,941
                                  ===========    ===========    ===========    ===========

Net income per share              $      0.18    $      0.13    $      0.59    $      0.38
                                  ===========    ===========    ===========    ===========

Average common and common
 equivalent shares outstanding      8,362,783      7,610,448      8,228,282      7,654,033
                                  ===========    ===========    ===========    ===========


          See notes to condensed consolidated financial statements.

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                         Nine months Ended
                                                           September 30,

                                                         1997         1996
                                                         ----         ----
OPERATING ACTIVITIES
Net income                                            $   4,861    $   2,941
  Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation and amortization                       9,598        8,847
      Non compete agreement amortization                    330          287
      Provision for deferred income taxes                 2,061        1,436
      Changes in operating assets and liabilities:
         Accounts receivable                             (4,513)      (3,543)
         Prepaid expenses and other current assets         (136)       1,056
         Accounts payable                                 2,468       (1,487)
         Accrued expenses                                 1,386          362

                                                      ---------    ---------
Net cash provided by operating activities                16,055        9,899

INVESTING ACTIVITIES
Purchases of property and equipment                     (11,832)     (16,399)
Proceeds from sales of assets                               145         --
Lease payments received on direct financing lease          --          1,240

                                                      ---------    ---------
Net cash used in investing activities                   (11,687)     (15,159)

FINANCING ACTIVITIES
Borrowings under lines of credit                        108,014       89,335
Repayments under lines of credit                       (112,822)     (90,750)
Borrowings of long-term debt                              6,131       13,993
Repayments of long-term debt                            (11,638)     (14,254)
AFS acquisition less cash acquired                         --           (200)
Proceeds from exercise of stock options                     422           69

                                                      ---------    ---------
Net cash provided by (used in) financing activities      (9,893)      (1,807)

                                                      ---------    ---------
Net decrease in cash and cash equivalents                (5,525)      (7,067)

Cash and cash equivalents at beginning of period      $   5,940    $   7,629

                                                      ---------    ---------

Cash and cash equivalents at end of period            $     415    $     562
                                                      =========    =========

       See notes to condensed consolidated financial statements.

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1997

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B:  NOTES PAYABLE AND LONG-TERM DEBT

In the first nine months of 1997, the Company's subsidiaries, P.A.M. Dedicated Services, Inc. and P.A.M. Transport, Inc., entered into installment obligations for the purchase of revenue equipment in the aggregate amount of approximately $1.7 million and $6.1 million, respectively. These obligations are payable in 36 and 48 monthly installments at interest rates ranging from 7.50% to 7.60%. The Company also purchased additional revenue equipment during the first nine months with a cost of approximately $5.4 million using its existing bank line of credit.

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

THREE MONTHS ENDED SEPTEMBER 30, 1997 VS. THREE MONTHS ENDED SEPTEMBER 30, 1996 For the quarter ended September 30, 1997, revenues increased 3.9% to $30.8 million as compared to $29.6 million for the quarter ended September 30, 1996. The main factor for the increase in revenues was a 3.9% increase in the average number of tractors from 883 in 1996 to 917 in 1997.

The Company's operating ratio was 89.6% of revenues in the third quarter of 1997 compared to 90.8% in the third quarter of 1996.

Salaries, wages and benefits decreased from 47.2% of revenues in the third quarter of 1996 to 45.7% of revenues in the third quarter of 1997. The major factor for the decrease was a 2.2% decrease in the amounts paid to Allen Freight Services, Inc. (AFS) fleet owners.

Interest expense decreased from 3.7% of revenues in the third quarter of 1996 to 2.6% of revenues in the third quarter 1997. This decrease resulted primarily from the Company reducing its long term debt and its borrowings under its line of credit during the fourth quarter of 1996 using proceeds of $4.6 million received by the Company in connection with the exercise of stock purchase warrants by its majority shareholder.

The Company's effective tax rate remained constant at 38% for the periods compared.

NINE MONTHS ENDED SEPTEMBER 30, 1997 VS. NINE MONTHS ENDED SEPTEMBER 30, 1996 For the nine months ended September 30, 1997, revenues increased 13.7% to $94.8 million as compared to $83.3 million for the nine months ended September 30, 1996. The main factor for the increase in revenues was a 13.6% increase in the average number of tractors from 807 in 1996 to 917 in 1997.

The Company's operating ratio was 89.0% of revenues in the first nine months of 1997 compared to 90.5% in the first nine months of 1996.

Salaries, wages and benefits decreased from 46.4% of revenues in the first nine months of 1996 to 45.3% of revenues in first nine months of 1997. The primary reason for the decrease was a 1.8% decrease in the amounts paid to AFS fleet owners.

Operating supplies and expenses increased from 18.7% of revenues in the first nine months of 1996 to 19.2% of revenues in the first nine months of 1997. The increase was due to the reduction in the number of fleet owners used in AFS operations, the corresponding increase in the use of Company owned equipment and the related increase in fuel and maintenance expense attributable to Company owned equipment.

As a percentage of revenues, the Company's depreciation expense decreased 0.5% from 10.6% in the first nine months of 1996 to 10.1% in the first nine months of 1997. This decrease was the result of the tractors acquired in 1996 and 1997 having higher salvage values relative to the total cost of the tractors purchased in such periods.

Interest expense decreased from 3.7% of revenues in the first nine months of 1996 to 2.7% of revenues in the first nine months of 1997. This decrease resulted primarily from the Company reducing its long term debt and its borrowings under its line of credit during the fourth quarter 1996 using proceeds of $4.6 million received by the Company in connection with the exercise of stock purchase warrants by its majority shareholder.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1997 the Company generated $16.1 million in cash from operating activities. Investing activities used $11.7 million in cash in the first nine months of 1997. Financing activities used $9.8 million in the first nine months of 1997 primarily for the repayment of the Company's line of credit and repayments of long-term debt.

The Company's principal subsidiary, P.A.M. Transport, Inc., has a $15.0 million secured bank line of credit subject to borrowing limitations. The line of credit includes a provision that allows the Company to finance equipment at a reduced interest rate of LIBOR + 1.75% (currently 7.41%). The maximum amount of equipment that may be financed under this equipment provision is $7.5 million with the remaining $7.5 million representing a general "working capital" line of credit at an interest rate of LIBOR + 2.15% (currently 7.81%). Outstanding advances on this line of credit were approximately $3.9 million at September 30, 1997, including $1.5 million in letters of credit and $2.4 million in equipment financing. The Company's borrowing base limitation at September 30, 1997 was $15.0 million. The line of credit is guaranteed by the Company and matures on May 31, 1998 while the equipment portion of the line of credit matures on May 31, 1999.

In addition to cash flow from operations, the Company uses its existing line of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions, such as installment notes (generally three and four year terms at fixed rates), are typically entered into for the purchase of revenue equipment; however, the Company purchased additional revenue equipment during the first nine months of 1997 with a cost of approximately $5.4 using its existing line of credit. In addition, P.A.M. Dedicated Services, Inc. and P.A.M. Transport, Inc., subsidiaries of the Company, entered into installment obligations during the first nine months of 1997 for the purchase of revenue equipment in the amount of approximately $1.7 million and $6.1 million, respectively, payable in 36 and 48 monthly installments at interest rates ranging from 7.50% to 7.60%.

During the remainder of 1997 the Company plans to replace and/or add 317 trailers and 41 tractors and expects to incur additional debt of approximately $9.0 million. Management expects that the Company's existing working capital and its available line of credit will be sufficient to meet the Company's capital commitments as of September 30, 1997, to repay indebtedness coming due in the current year, and to fund its operating needs during the remainder of fiscal 1997.

                           PART II. OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K.

         (a)    The following exhibits are filed with this report:

                 4.1.5    -   Third Amendment to loan agreement dated July 1,
                              1997 by and among P.A.M. Transport, Inc. and First
                              Tennessee National Bank Association.

                 11.1     -   Statement Re:  Computation of Per Share Earnings.

                 27.1     -   Financial Data Schedule (for SEC use only).

         (b)   Reports on Form 8-K

                  None.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                P.A.M. TRANSPORTATION SERVICES, INC.

Dated:   November 10, 1997      By: /s/ Robert W. Weaver
                                    --------------------------------------------
                                    Robert W. Weaver
                                    President and Chief Executive Officer
                                    (principal executive officer)

Dated:   November 10, 1997      By: /s/ Larry J. Goddard
                                    --------------------------------------------
                                    Larry J. Goddard
                                    Vice President-Finance, Chief Financial
                                    Officer, Secretary and Treasurer
                                    (principal accounting and financial officer)