Form 10-K
period 1997-12-31
PAM TRANSPORTATION SERVICES INC
filed 1998-03-30
CIK 798287

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on March 19, 1998 was $22,302,982. Solely for the purposes of this response, executive officers, directors and beneficial owners of more than five percent of the Company's common stock are considered the affiliates of the Company at that date.

The number of shares outstanding of the issuer's common stock, as of March 19, 1998: 8,299,150 shares of $.01 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in 1998 is incorporated by reference in answer to Part III of this report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in
Part I, Item 1.

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, general economic conditions, competition in the transportation industry, fuel prices, availability of drivers, extreme weather conditions and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

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

        The Company is a holding company organized under the laws of the State of Delaware in June 1986 and conducts its operations through its wholly-owned subsidiaries, P.A.M. Transport, Inc. ("P.A.M. Transport"), P.A.M. Special Services, Inc., T.T.X., Inc., P.A.M. Dedicated Services, Inc., P.A.M. Logistics Services, Inc., Choctaw Express, Inc., Choctaw Brokerage, Inc. and Allen Freight Services, Inc. The Company's operating authorities are held by P.A.M. Transport, P.A.M. Dedicated Services, Inc., Choctaw Express, Inc., Choctaw Brokerage, Inc. and Allen Freight Services, Inc. Although not organized until June 1986, the Company is, for financial accounting purposes, the successor to P.A.M. Transport, which was organized under the laws of the State of Arkansas in 1980. Unless the context otherwise requires, all references to the Company in this Annual Report on Form 10-K include P.A.M. Transportation Services, Inc. and its subsidiaries. At December 31, 1997, the Company operated a transport fleet consisting of 975 over-the-road tractors ("tractors") and 2,678 trailers.

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

        During 1997, the Company's five largest customers, for which the Company provides carrier services covering a number of geographic locations, accounted for approximately 50% of total revenues. General Motors Corporation accounted for approximately 25% of 1997 revenues and Packard Electric accounted for approximately 12% of 1997 revenues. A total loss of General Motors or Packard Electric business, however unlikely, would have an adverse impact on the Company's operations, at least over the short term.

        The Company also provides transportation services to other manufacturers who are suppliers for automobile manufacturers including General Motors. As a result, concentration of the Company's business within the automobile industry is greater than the concentration in a single customer. Of the Company's revenues for 1997 which were attributable to its top ten customers, approximately 41% were derived from transportation services provided to the automobile industry.

        The Company is no longer required to file tariffs with the Interstate Commerce Commission ("ICC") or any successor agency. See "Regulation."

OPERATIONS

        The Company maintains 24-hour dispatch offices at its headquarters, as well as its offices in Oklahoma City, Oklahoma, Jacksonville, Florida and Warren, Ohio, with a toll free WATS line to facilitate communications with both customers and drivers. The location, status and contact assignment of all of the Company's equipment are available on an up-to-date basis through the Company's computer system, which permits the Company to better meet delivery schedules, respond to customer inquiries and match equipment with the next available load.

        In early 1996, the Company began installing Qualcomm Omnitracs(TM) display units in its tractors. The Omnitracs system is a satellite-based global positioning and communications system that allows fleet managers to communicate directly with drivers. Drivers can provide location status and updates directly to the customer's computer, saving telephone usage cost, lost productivity, and inconvenience. The Omnitracs system provides customer service with accurate estimated time of arrival information which optimizes load selection and service levels to the Company's customers. At the end of 1997, substantially all of the Company's tractors were equipped with these units and full implementation is expected in early 1998.

        The Company communicates through electronic data interchange with many of its customers, providing live status reports of freight shipments and arrival time information. This system provides the Company's customers flexibility and convenience by allowing the customer to tender freight electronically.

        The Company has contractual arrangements with some customers to move freight in dedicated lanes within the United States. A majority of this freight is moved on a round-trip basis, and due to the volume involved, the Company has agreed to dedicate equipment and personnel to handle this part of its business. The Company has found that dedicated service promotes increased utilization of equipment and greater driver satisfaction due to the greater regularity of the routes and schedules, which allows the drivers to be at home more often. There exists a large volume of dedicated-type business throughout the continental United States. The Company has enjoyed considerable success in entering this market, and is aggressively seeking to expand its share of the dedicated services market.

INTERMODAL SERVICE

        The Company entered the intermodal transportation business in 1992, and has contractual arrangements with Consolidated Rail Corporation ("Conrail"), Norfolk Southern, the Atchison, Topeka and Santa Fe Railway Company ("Santa Fe"), Burlington Northern, Union Pacific, Illinois Central, and CSX Intermodal ("CSX"). Intermodal service provides customers with an alternative to highway long-hauls. Management expects to take advantage of opportunities to expand this business and views the intermodal market as a mechanism to realize non-asset based revenue growth.

OVER-THE-ROAD EQUIPMENT

        The Company operated a fleet of 975 tractors and 2,678 trailers at December 31, 1997. All of the trailers and all except 94 tractors are owned or leased by the Company. The trailer fleet is made up of 863 48' by 102" dry vans and 1,815 53' by 102" dry vans. In 1993, the Company began its trailer fleet conversion to air ride equipment and the Company intends to purchase only air ride trailers in the future. The Company also has certain specialized drop-frame trailers. The tractors that are not Company owned are leased from owner/operators on a per mile basis.

        At the end of the respective years, the average age of the Company's tractors was 1.26 in 1995, 1.85 in 1996, and 1.94 in 1997. The average age of the Company's trailer fleet was 2.34, 2.60 and 2.85 at the end of 1995, 1996 and 1997, respectively.

        During 1997, the Company purchased 242 new tractors and 127 new trailers and disposed of 160 tractors and 162 trailers. During 1998, the Company expects to purchase 495 new tractors and 700 new trailers while continuing to sell or trade older equipment.

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

DRIVERS

        At December 31, 1997, the Company utilized 1,175 drivers in its operations. All drivers are recruited, screened, drug tested and trained and are subject to the control and supervision of the Company's operations and safety departments. The Company's driver training program stresses the importance of safety and reliable, on-time delivery. Drivers are required to report to their dispatchers daily and at the earliest possible moment when any condition en route occurs which might delay their scheduled delivery time.

        The Company has established relationships with recruiting and training schools in Indiana, Missouri, and Arkansas to enhance its ability to secure the services of qualified drivers. The Company agrees to pay a student's costs for attending the training school so long as the student fulfills a commitment to work for the Company for at least twelve months. Drivers who fail to complete their 12 month commitment are required to reimburse all or a portion of the Company's costs in training the driver, depending upon the date of termination of employment.

        The Company's drivers are selected only after strict application screening and drug testing. Before being permitted to operate a vehicle for the Company, drivers must undergo classroom instruction on Company policies and procedures, safety techniques and proper operation of equipment and then must pass both written and road tests. Instruction in defensive driving and safety techniques continues after hiring, with the Company holding seminars at its terminals in Tontitown, Arkansas, Oklahoma City, Oklahoma,

Jacksonville, Florida, Warren, Ohio, and Columbia, Mississippi. The Company currently employs approximately 38 persons on a full-time basis in its driver recruiting, training and safety instruction programs.

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

EMPLOYEES

        At December 31, 1997, the Company employed 1,446 persons, of which 1,175 are drivers, 69 are maintenance personnel, 80 are employed in operations, 29 are employed in marketing, 38 are employed in safety and personnel, and 55 are employed in general administration and accounting. Of the total number of employees, 166 of the Company's employees are salaried, and the remainder are employed on an hourly or mileage basis. The Company also has 94 owner/operators under contract who are compensated on a per mile basis. None of these employees are represented by a collective bargaining unit and the Company believes that its employee relations are good.

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

EXECUTIVE OFFICERS

        The executive officers of the Company are as follows:

                   Name                        Position with Company
              -----------------         ---------------------------------------
              Robert W. Weaver          President and Chief Executive Officer

              W. Clif Lawson            Executive Vice President and Chief
                                        Operating Officer

              Larry J. Goddard          Vice President-Finance, Chief Financial
                                        Officer, Secretary and Treasurer

        ROBERT W. WEAVER, age 48, is a co-founder of the Company and served as its Vice President from March 1980 to June 1986. He was President and Chief Operating Officer from June 1986 until he resigned in February 1987. Between February 1987 and September 1989, he was self-employed as a transportation consultant. In September 1989, Mr. Weaver returned to the Company as President and Chief Operating Officer and a director. On February 22, 1990, he was appointed Chief Executive Officer.

        W. CLIF LAWSON, age 44, has been Executive Vice President of the Company since August 1989 and Chief Operating Officer since March 1992. He joined the Company in June 1984 and served in various operations and sales capacities until August 1989.

        LARRY J. GODDARD, age 39, has been Vice President-Finance and Chief Financial Officer since January 1991 and served as Controller of the Company from May 1989 to January 1991. In addition, he has served as Secretary since September 1989, and Treasurer since May 1991. From November 1987 to May 1989, he served as General Accounting Manager of the Company.

ITEM 2.  PROPERTIES.

        The Company's executive offices and primary terminal facilities are located in Tontitown, Arkansas. The Company's facilities are located on approximately 45 acres and consist of 79,193 square feet of office space and maintenance and storage facilities. The Company's facilities in Tontitown are owned by the Company.

        The Company's subsidiaries also lease terminal facilities in Jacksonville, Florida; Warren, Ohio; Springfield, Missouri; Laredo, El Paso, and Dallas, Texas; Memphis, Tennessee; and Oklahoma City, Oklahoma; the terminal facilities in Columbia, Mississippi are owned. These facilities are leased primarily on a month-to-month basis, and provide on-the-road maintenance and trailer drop and relay stations. The Company's subsidiaries also lease an aggregate of 25 other locations as trailer drop and relay stations only.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders of the Company during the fourth quarter ended December 31, 1997.

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

First Year Ended December 31, 1997                           High                  Low
----------------------------------                           ----                  ---
First Quarter                                              $ 7 1/4                $4 3/8

Second Quarter                                               8 1/2                 5 1/4

Third Quarter                                               10 1/8                 7 7/8

Fourth Quarter                                              12 1/4                 7 3/4


Fiscal Year Ended December 31, 1996                          High                  Low
-----------------------------------                          ----                  ---
First Quarter                                              $ 8 1/8                 $6 5/8

Second Quarter                                               7 7/8                  6 1/4

Third Quarter                                                7                      6 1/8

Fourth Quarter                                               6 1/4                  4


       As of March 19, 1998, the number of stockholders of record was approximately 386. The Company has not declared or paid any cash dividend on its Common Stock. The policy of the Board of Directors of the Company is to retain earnings for the expansion and development of the Company's business. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including the Company's earnings, financial condition and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA.

        The following selected financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.

                                                                      Years ended December 31,
                                                       1997        1996         1995         1994          1993
                                                       ----        ----         ----         ----          ----
                                                              (in thousands, except per share amounts)

Statements of Operations:
Operating revenues                                    $127,211     $113,021     $ 91,595      $76,147     $70,238
                                                      --------     --------     --------      -------     -------
Operating Expenses:
  Salaries, wages and benefits                          57,662       52,444       40,020       33,647      31,850
  Operating supplies                                    24,666       21,909       16,719       14,688      16,393
  Rent and purchased transportation                      1,655        1,824        1,538          991       1,599
  Depreciation and amortization                         12,995       11,999        9,428        7,142       4,683
  Operating taxes and licenses                           7,581        6,734        5,608        5,078       4,680
  Insurance and claims                                   5,571        5,004        4,163        3,816       3,686
  Communications and utilities                           1,001        1,090          852          868         864
  Other                                                  2,394        2,077        1,666        1,279       1,430
  (Gain) loss on sale or disposal of
      property and equipment                                71          375          159         (334)       (246)
                                                      --------     --------     --------      -------     -------
               Total operating expenses                113,596      103,456       80,153       67,175      64,939
                                                      --------     --------     --------      -------     -------

Operating income                                        13,615        9,565       11,442        8,972       5,299
Interest expense                                        (3,423)      (4,137)      (3,521)      (2,926)     (1,972)
Other                                                        0           31          166          217         122
                                                      --------     --------     --------      -------     -------

Income before income taxes and
  dividends on redeemable preferred stock               10,192        5,459        8,087        6,263       3,449
Income taxes                                             3,892        2,147        3,073        2,493         321
                                                      --------     --------     --------      -------     -------

Income before dividends on
  redeemable preferred stock                             6,300        3,312        5,014        3,770       3,128
Accrued dividends on redeemable
  preferred stock                                            0            0            0           30         360
                                                      --------     --------     --------      -------     -------
Net income                                            $  6,300     $  3,312     $  5,014      $ 3,740     $ 2,768
                                                      ========     ========     ========      =======     =======

Earnings per common share:
  Basic                                               $    .77     $    .66     $   1.01      $   .76     $   .57
                                                      ========     ========     ========      =======     =======
  Diluted                                             $    .76     $    .44     $    .65      $   .50     $   .39
                                                      ========     ========     ========      =======     =======

Average common shares outstanding - Basic                8,192        5,035        4,970        4,921       4,876
                                                      ========     ========     ========      =======     =======

Average common shares outstanding - Diluted              8,290(1)     7,578(1)     7,654(1)     7,520(1)    7,335(1)
                                                      ========     ========     ========      =======     =======

=====


--------------------

   (1) Income per share for 1997, 1996, 1995, 1994 and 1993 assumes the exercise of stock purchase warrants and stock options to purchase an aggregate of 347,850, 3,271,280, 3,529,278, 3,454,549 and 3,434,429 shares of Common Stock, respectively.

                                                                        Balance Sheet Data
                                                                        ------------------

                                                                          At December 31,
                                                  1997          1996           1995           1994          1993
                                                  ----          ----           ----           ----          ----
                                                                          (in thousands)

Total assets                                     $100,688      $94,895         $86,808        $65,324      $56,140
Long-term debt                                     28,226       34,938          37,966         32,206       28,650
Redeemable preferred stock                              0            0               0              0        4,397
Shareholders' equity                               33,162       26,312          18,232         13,034        9,155

                                                                          Operating Data
                                                                          --------------

                                                                  For the Year Ended December 31,
                                                   1997         1996           1995             1994            1993
                                                   ----         ----           ----             ----            ----
                                                                          (in thousands)

Operating ratio(1)                                   89.3%        91.5%        87.5%            88.2%             92.5%
Average number of truckloads per week               2,874        2,437        1,913            1,617             1,633
Average miles per trip                                786          845          899              859               794
Total miles traveled (in thousands)               115,622      102,946       85,588           69,128            64,879
Average miles per tractor                         125,404      122,250      118,424          116,181           114,830
Average revenue per tractor per week             $  2,694     $  2,684     $  2,711         $  2,668         $   2,462
Average revenue per loaded mile                  $   1.17     $   1.17     $   1.14         $   1.18         $    1.16
Empty mile factor                                     5.8%         6.1%         6.2%             6.8%              6.9%

AT END OF PERIOD:
Total Company-owned/leased tractors                   975(2)       912(3)       716(4)           595(5)            565(6)
Average age of all tractors (in years)               1.94         1.85         1.26             1.70              3.04
Total trailers                                      2,678(7)     2,398(8)     1,638(9)         1,434(8)          1,512(10)
Average age of trailers (in years)                   2.85         2.60         2.34             2.09              3.84
Number of employees                                 1,446        1,438        1,192              859               945

------------------------
(1)  Total operating expenses as a percentage of total operating revenues.
(2)  Includes 94 owner operator tractors.
(3)  Includes 126 owner operator tractors.
(4)  Includes 45 owner operator tractors.
(5)  Includes 40 owner operator tractors.
(6)  Includes 34 owner operator tractors.
(7) Includes 66 trailers leased from an affiliate of the Company's majority shareholder.
(8) Includes 74 trailers leased from an affiliate of the Company's majority shareholder.
(9) Includes 82 trailers leased from an affiliate of the Company's majority shareholder.
(10) Includes 266 trailers leased from an affiliate of the Company's majority shareholder.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.

                                                            Percentage of Operating Revenues
                                                            --------------------------------

                                                                Years ended December 31,
                                                            --------------------------------
                                                        1997            1996             1995
                                                        ----           -----             -----

Operating revenues                                       100%            100%              100%
                                                        ----           -----             -----

Operating expenses:
  Salaries, wages and benefits                           45.3           46.4              43.7
  Operating supplies                                     19.4           19.4              18.3
    Rent and purchased transportation                     1.3            1.6               1.7
    Depreciation and amortization                        10.2           10.6              10.3
    Operating taxes and licenses                          6.0            6.0               6.1
    Insurance and claims                                  4.4            4.4               4.5
    Communications and utilities                          0.8            1.0               0.9
    Other                                                 1.9            1.8               1.8
    (Gain) loss on sale or disposal
       of property and equipment                          0.2            0.3               0.2
                                                        -----          -----             -----
        Total operating expenses                         89.5           91.5              87.5
                                                        -----          -----             -----
Operating income                                         10.5            8.5              12.5
Interest expense                                         (2.7)          (3.6)             (3.8)
Other, net                                                 --             --                .2
                                                        -----          -----             -----
Income before income taxes and dividends
  on redeemable preferred stock                           7.8            4.9               8.9
Federal and state income taxes                           (3.0)          (1.9)             (3.4)
                                                        -----          -----             ------
Income before dividends on redeemable
  preferred stock                                         4.8            3.0               5.5
Accrued dividends on redeemable preferred
  stock                                                    --             --                --
                                                        -----          -----             -----

Net income                                                4.8            3.0               5.5
                                                        =====          =====             =====


RESULTS OF OPERATIONS

1997 COMPARED TO 1996

        For the year ended December 31, 1997, revenues increased 12.6% to $127 million as compared to $113.0 million for the year ended December 31, 1996. The Company's utilization (revenue per tractor per work day) increased .37% from $537 in 1996 to $539 in 1997.

        The Company's operating ratio improved from 91.5% in 1996 to 89.3% in 1997.

        Salaries, wages and benefits decreased from 46.4% of revenues in 1996 to 45.3% in 1997. The major factor for the decrease was a 1.8% decrease in the amounts paid to fleet owners of Allen Freight Services, Inc. ("AFS"). This decrease was partially offset, however, by an increase of 0.6% in amounts paid to AFS company drivers who replaced AFS fleet owners.

        Interest expense decreased $714,507 in 1997 when compared to 1996, primarily as a result of the Company reducing its long term debt and its borrowings under its line of credit during the fourth quarter of 1996. This reduction was accomplished by using $4.6 million in proceeds received by the Company in connection with the exercise of stock purchase warrants by the Company's majority shareholder.

        The Company's effective tax rate decreased from 39.3% in 1996 to 38.2% in 1997 as a result of discontinuing the practice of reimbursing nondeductible per diem expenses to AFS company drivers. The Company's effective tax rate reflects the statutory federal tax rate and the average tax rate of the states in which the Company conducts business.

        At December 31, 1997, the Company's deferred tax assets were $6.4 million and deferred tax liabilities were $15.7 million. In assessing the need for a valuation allowance against deferred tax assets at December 31, 1997, management considered the following factors: 1) the Company has recorded $9.3 million in deferred tax liabilities for future taxable temporary differences (primarily depreciation related) which will result in additional taxable income in future periods; 2) the Company's recent operating results have produced a total of more than $23.7 million of pretax accounting income for 1997, 1996 and 1995 and net operating loss carryovers have offset all taxable income (total of $4.1 million) in these years; 3) the Company has various alternatives, such as equipment leasing to utilize net operating losses, which might otherwise expire; and 4) the Company's carryover periods for its deferred tax assets are extensive, with expiration beginning in 2003 for net operating losses and 1999 for investment credits.

1996 COMPARED TO 1995

        For the year ended December 31, 1996, revenues increased 23.4% to $113.0 million as compared to $91.6 million for the year ended December 31, 1995. The main factor for the increase in revenues was an increase in average tractors from 658 in 1995 to 843 in 1996, of which 162 were added in connection with the acquisition of AFS. AFS produced revenues of $15.0 million from the acquisition date to December 31, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

        During 1997, the Company generated $25.0 million in cash from operating activities. The ratio of current assets to current liabilities was 1.0 at the end of 1997, compared to 1.0 and 1.1 at the end of 1996 and 1995, respectively.

        Investing activities used $16.5 million in cash in 1997 compared to $16.8 million and $22.1 million in 1996 and 1995, respectively. The cash used in all three years related primarily to the purchase of revenue equipment used in the Company's operations.

        Financing activities used $8.0 million in cash in 1997 primarily to pay off long-term debt and pay down line of credit borrowings.

        The Company's principal subsidiary, P.A.M. Transport, Inc., has a $15.0 million secured bank line of credit subject to borrowing limitations. The line of credit includes a provision that allows the Company to finance equipment at a reduced interest rate of LIBOR plus 1.75% (currently 7.47%). The maximum amount of equipment that may be financed under this equipment provision is $7.5 million with the remaining $7.5 million representing a general "working capital" line of credit at an interest rate of LIBOR plus 2.15% (currently 7.87%). Outstanding advances on this line of credit were approximately $6.7 million at December 31, 1997, including $1.5 million in letters of credit. The Company's borrowing limitation at December 31, 1997 was $4.8 million. This line of credit is guaranteed by the Company and matures May 31, 1999. The line of credit agreement contains restrictive covenants which require the Company to maintain a net worth of $12.5 million and a debt service coverage ratio of not less than 1.0 to 1.0. The line of credit agreement also includes restrictions on dividend payments and certain corporate acts such as mergers and consolidations. At December 31, 1997, the Company was in compliance with all such covenants.

        In addition to cash flow from operations, the Company uses its existing line of credit on an interim basis to finance capital expenditures and repay long-term debt. Although longer-term obligations, such as installment notes (generally three and four year terms at fixed rates) are typically entered into for the purchase of revenue equipment; the Company purchased such equipment during 1997 using its existing line of credit. The cost of this equipment was approximately $5.7 million. Two subsidiaries of the Company, P.A.M. Transport and P.A.M. Dedicated Services, Inc., entered into installment obligations during 1997 for the purchase of replacement revenue equipment which totaled approximately $10.9 million and $1.7 million, respectively, payable in 36 and 48 monthly installments, respectively, at interest rates ranging from 7.50% to 7.60%. The Company's weighted average interest rates on all borrowings were 7.69%, 7.67% and 7.9% for 1997, 1996 and 1995, respectively.

        During 1997, the Company sold or traded revenue equipment for approximately $4.6 million. The Company plans to replace 300 trailers and 355 tractors, and to add 140 additional new tractors and 400 additional new trailers during 1998, which would result in additional debt of approximately $41.2 million. Management expects that the Company's existing working capital and its available line of credit will be sufficient to meet the Company's capital commitments as of December 31, 1997, to repay indebtedness coming due in the current year, and to fund its operating needs during fiscal 1998.

INSURANCE

        With respect to cargo loss, collision and auto liability, P.A.M. Transport, P.A.M. Dedicated Services, Inc., and Choctaw Express, Inc. are covered under the same insurance policy. The policy's auto liability and collision coverage are subject to a $2,500 deductible per occurrence while the cargo loss coverage has a $1,000 deductible. With respect to AFS, its auto liability coverage is not subject to a deductible while the collision deductible for tractors and trailers are $2,500 and $500, respectively, per occurrence. AFS's cargo loss coverage is subject to a deductible of $5,000 per occurrence. The Company maintains a reserve for estimated losses for claims incurred, and maintains a reserve for claims incurred but not reported (based on the Company's historical experience). As of July 1, 1994, the Company became self-insured for workers' compensation, with excess coverage maintained for claims exceeding $250,000 in Arkansas, Oklahoma, Ohio, Mississippi and Florida. Prior to July 1, 1994, the Company maintained an insurance policy for worker's compensation with a deductible of $350,000 per occurrence. The Company has reserved for estimated losses to pay such claims as incurred. Additionally, a reserve has been estimated for those claims incurred but not reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers' compensation reserves. The Company contracts with a third-party licensed associate of risk management and a certified Hazard Control Manager to develop its workers' compensation reserves using the Company's historical data of past injuries. Letters of credit in the amounts of $300,000, $200,000, $250,000, and $500,000 are held by a bank as security for workers' compensation claims in Arkansas, Oklahoma, Mississippi, and Florida, respectively, and letters of credit in the amounts of $100,000 and $150,000 are held by a bank for auto liability claims.

SEASONALITY

        The Company's revenues do not exhibit a seasonal pattern, due primarily to its varied customer mix. Operating expenses are generally somewhat higher in the winter months, primarily due to decreased fuel efficiency and increased maintenance costs in cold weather.

ENVIRONMENTAL

        The Company has no outstanding inquiries with any federal or state environmental agency at December 31, 1997.

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

YEAR 2000

        In the next two years, many companies may face a potentially serious information systems problem because their computer software applications and operational programs may not properly recognize calendar dates beginning in the year 2000. This problem could force computers to either shut down or provide incorrect data or information. The Company began the process of identifying the changes required to its computer programs and hardware in early 1997. Software upgrades designed to correct the year 2000 problem are scheduled to be implemented in mid-1998. The Company believes that it will timely meet its year 2000 compliance requirements, and does not presently anticipate the cost of these software and hardware changes to have a material adverse impact on its business, financial condition, or results of operations. However, there can be no assurance that unforeseen difficulties or costs will not arise.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The following statements are filed with this report:

                Report of Independent Public Accountants

                Consolidated Balance Sheets - December 31, 1997 and 1996

                Consolidated Statements of Income - Years ended December 31, 1997, 1996 and 1995

                Consolidated Statements of Shareholders' Equity - Years ended December 31, 1997, 1996 and 1995

                Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995

                Notes to Consolidated Financial Statements

                Report of Independent Public Accountants



To The Board of Directors and Shareholders of
P.A.M. Transportation Services, Inc.

We have audited the accompanying consolidated balance sheets of P.A.M. Transportation Services, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. The consolidated financial statements of P.A.M. Transportation Services, Inc. and subsidiaries as of and for the year ended December 31, 1995 were audited by other auditors whose report dated February 14, 1996, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P.A.M. Transportation Services, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index as item 14(a) is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                    /s/ Arthur Andersen LLP



Fayetteville, Arkansas
February 27, 1998

                Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Shareholders
P.A.M. Transportation Services, Inc.


We have audited the accompanying consolidated statement of income, shareholders' equity and cash flows of P.A.M. Transportation Services, Inc. and subsidiaries for the year ended December 31, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of P.A.M. Transportation Services, Inc. and subsidiaries for the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                    /s/ Ernst & Young LLP



Little Rock, Arkansas
February 14, 1996

                      P.A.M. Transportation Services, Inc.

                           Consolidated Balance Sheets

             (thousands, except par value and per share information)



                                                                   DECEMBER 31,
                                                                1997          1996
                                                             ---------------------
ASSETS (NOTE 1)
Current assets:
   Cash and cash equivalents                                 $  6,401      $ 5,941
   Accounts receivable (Note 1):
     Trade, net of allowance for doubtful accounts
       (1997--$579; 1996--$579)                                16,915       16,072
     Other                                                      1,703        1,030
   Equipment held for sale (Note 1)                             1,529        1,264
   Operating supplies and inventories                             449          382
   Prepaid expenses and deposits                                3,384        2,816
   Deferred income taxes (Note 5)                                  61           --
   Income taxes refundable (Note 5)                               415           --
                                                            ----------------------
Total current assets                                           30,857       27,505

Property and equipment (Notes 1,4,8 and 9):
   Land                                                           959          956
   Structures and improvements                                  2,654        2,611
   Revenue equipment                                           94,439       84,059
   Service vehicles                                             2,024        1,804
   Office furniture and equipment                               3,496        3,164
                                                             ---------------------
                                                              103,572       92,594
   Allowances for depreciation and amortization               (37,382)     (29,714)
                                                             ---------------------
                                                               66,190       62,880
Other assets:
   Excess of cost over net assets acquired, net of
     accumulated amortization (1997--$726; 1996--$615)          2,400        2,511

   Non-competition agreements, net of accumulated
     amortization (1997--$1,109; 1996--$668)                      737        1,178
   Other                                                          504          821
                                                             ---------------------
                                                                3,641        4,510
                                                             ---------------------
Total assets                                                 $100,688      $94,895
                                                             =====================



                                                                                 DECEMBER 31,
                                                                           1997                1996
                                                                       ------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Trade accounts payable                                              $     9,233           $  5,583
   Accrued expenses (Note 3)                                                 4,835              3,817
   Deferred income taxes (Note 5)                                               --                 65
   Current portion of long-term debt (Notes 4 and 9)                        15,544             16,849
                                                                       ------------------------------
Total current liabilities                                                   29,612             26,314


Long-term debt, less current portion (Notes 4 and 9)                        28,226             34,938


Deferred income taxes (Note 5)                                               9,376              6,569


Non-competition agreements (Note 2)                                            312                762


Shareholders' equity (Note 6):
 Common stock, $.01 par value:
     Authorized shares--20,000,000
     Issued and outstanding shares: 1997--8,275,157;
       1996--8,123,557                                                          83                 81
   Additional paid-in capital                                               18,592             18,044
   Retained earnings                                                        14,487              8,187
                                                                       ------------------------------
Total shareholders' equity                                                  33,162             26,312
                                                                       ------------------------------
Total liabilities and shareholders' equity                             $   100,688           $ 94,895
                                                                       ==============================

See accompanying notes.

                      P.A.M. Transportation Services, Inc.

                        Consolidated Statements of Income

                       (thousands, except per share data)


                                                                     YEAR ENDED DECEMBER 31,
                                                                1997            1996           1995
                                                           ----------------------------------------
Operating revenues (Notes 1, 2 and 8)                      $ 127,211       $ 113,021       $ 91,595
Operating expenses and costs:
   Salaries, wages and benefits                               57,662          52,444         40,020
   Operating supplies and expenses                            24,666          21,909         16,719
   Rents and purchased transportation                          1,655           1,824          1,538
   Depreciation and amortization                              12,995          11,999          9,428
   Operating taxes and licenses                                7,581           6,734          5,608
   Insurance and claims                                        5,571           5,004          4,163
   Communications and utilities                                1,001           1,090            852
   Other                                                       2,394           2,077          1,666
   Loss on sale or disposal of property and equipment             71             375            159
                                                           ----------------------------------------
                                                             113,596         103,456         80,153
                                                           ----------------------------------------
Operating income                                              13,615           9,565         11,442
Other income (expense):
   Interest expense                                           (3,423)         (4,137)        (3,521)
   Other                                                          --              31            166
                                                           ----------------------------------------
                                                              (3,423)         (4,106)        (3,355)
                                                           ----------------------------------------
Income before income taxes                                    10,192           5,459          8,087
Federal and state income taxes:
   Current                                                     1,120             259            528
   Deferred                                                    2,772           1,888          2,545
                                                           ----------------------------------------
                                                               3,892           2,147          3,073
                                                           ----------------------------------------
Net income                                                 $   6,300       $   3,312       $  5,014
                                                           ========================================
Earnings per common share (Note 7):
   Basic                                                   $     .77       $     .66       $   1.01
                                                           =========================================
   Diluted                                                 $     .76       $     .44       $    .65
                                                           ========================================
Average common shares outstanding:
   Basic                                                       8,192           5,035          4,970
                                                           ========================================
   Diluted                                                     8,290           7,578          7,654
                                                           ========================================



See accompanying notes.

                      P.A.M. Transportation Services, Inc.

                 Consolidated Statements of Shareholders' Equity
                                   (thousands)

----------------------------------------------------------------------------------

                                             ADDITIONAL     RETAINED
                                     COMMON    PAID-IN      EARNINGS
                                     STOCK     CAPITAL      (DEFICIT)        TOTAL
----------------------------------------------------------------------------------
Balances at January 1, 1995           $49      $13,123      $   (139)      $13,033
   Net income                          --           --         5,014         5,014
   Exercise of stock options--
     shares issued (Note 6)             1          142            --           143
   Tax benefits of stock options
     (Note 6)                          --           42            --            42
----------------------------------------------------------------------------------
Balances at December 31, 1995          50       13,307         4,875        18,232
   Net income                          --           --         3,312         3,312
   Exercise of stock options--
     shares issued (Note 6)            31        4,695            --         4,726
   Tax benefits of stock options
     (Note 6)                          --           42            --            42
----------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1996          81       18,044         8,187        26,312
     NET INCOME                        --           --         6,300         6,300
   EXERCISE OF STOCK OPTIONS--
     SHARES ISSUED (NOTE 6)             2          467            --           469
   TAX BENEFITS OF STOCK OPTIONS
     (NOTE 6)                          --           81            --            81

----------------------------------------------------------------------------------
BALANCES AT DECEMBER 31,1997          $83      $18,592      $ 14,487       $33,162
----------------------------------------------------------------------------------


See accompanying notes.

                      P.A.M. Transportation Services, Inc.

                     Consolidated Statements of Cash Flows

                       (thousands, except per share data)







                                                                          YEAR ENDED DECEMBER 31
                                                                   1997            1996           1995
                                                                 ----------------------------------------
OPERATING ACTIVITIES
Net income                                                       $   6,300       $   3,312       $  5,014
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                                  12,995          11,999          9,428
     Non-competition agreement amortization                            440             408            261
     Provision for doubtful accounts                                    --             140             89
     Provision for deferred income taxes                             2,772           1,888          2,545
     Loss on sale or disposal of property and equipment                 71             375            159
     Changes in operating assets and liabilities:
       Accounts receivable                                          (1,515)         (2,047)        (3,013)
       Prepaid expenses and other assets                              (318)            749           (798)
       Income taxes refundable                                        (415)             --            187
       Trade accounts payable                                        3,650          (2,934)         1,652
       Accrued expenses                                              1,018            (831)          (246)
                                                                 ----------------------------------------
Net cash provided by operating activities                           24,998          13,059         15,278

INVESTING ACTIVITIES
Purchases of property and equipment                                (16,736)        (19,921)       (25,307)
Proceeds from sale or disposal of property and equipment               195           2,020          3,841
Lease payments received on direct financing lease                       --           1,240            624
Choctaw acquisition less cash acquired                                  --              --         (1,323)
AFS acquisition                                                         --            (200)            --
                                                                 ----------------------------------------
Net cash used in investing activities                              (16,541)        (16,861)       (22,165)
                                                                 ----------------------------------------
FINANCING ACTIVITIES
Borrowings under line of credit                                    151,616         127,766         99,884
Repayments under line of credit                                   (153,624)       (128,445)       (97,518)
Borrowings of long-term debt                                        12,784          17,527         21,239
Repayments of long-term debt                                       (18,792)        (19,093)       (13,083)
Payments under noncompetition agreements                              (450)           (407)          (269)
Proceeds from exercise of stock options and warrants                   388           4,724            143
Tax benefits of stock options                                           81              42             42
                                                                 ----------------------------------------
Net cash (used in) provided by financing activities                 (7,997)          2,114         10,438
                                                                 ----------------------------------------
Net increase in cash and cash equivalents                              460          (1,688)         3,551
Cash and cash equivalents at beginning of year                       5,941           7,629          4,078
                                                                 ----------------------------------------
Cash and cash equivalents at end of year                         $   6,401       $   5,941       $  7,629
                                                                 ========================================

See accompanying notes.

                      P.A.M. Transportation Services, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 1997


1.  ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND CONSOLIDATION

P.A.M. Transportation Services, Inc. (the "Company"), through its subsidiaries, operates as a truckload motor carrier.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Majority ownership of the Company is held by an affiliate of another transportation company, with whom the Company has certain business relationships. (See Note 8.)

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

EXCESS OF COST OVER NET ASSETS ACQUIRED

The excess of cost over net assets acquired, or goodwill, is being amortized on a straight-line basis over 25 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on undiscounted cash flows acquired over the remaining amortization period, the Company's carrying value of the goodwill would be reduced by the estimated shortfall of cash flows. No reduction of goodwill was required as of December 31, 1997.

CLAIMS LIABILITIES

With respect to cargo loss, collision and auto liability, the Company maintains the following insurance coverage and deductibles: P.A.M. Transport, Inc., P.A.M. Dedicated Services, Inc., and Choctaw Express, Inc. are covered under the same insurance policy issued by St. Paul Insurance Company. The auto liability and collision coverages are subject to a $2,500 deductible per occurrence while the cargo loss coverage has a $1,000 deductible. Allen Freight Services, Inc., is insured by Great West Insurance Company. The auto liability

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


1.  ACCOUNTING POLICIES (continued)

coverage is not subject to a deductible while the collision deductible for tractors and trailers are $2,500 and $500, respectively, per occurrence. The cargo loss coverage is subject to a deductible of $5,000 per occurrence. The Company maintains a reserve for estimated losses for claims incurred and maintains a reserve for claims incurred but not reported (based on the Company's historical experience). The Company is self-insured for workers' compensation, with excess coverage maintained for claims exceeding $250,000 in Arkansas, Oklahoma, Ohio, Mississippi and Florida. The Company has reserved for estimated losses to pay such claims as incurred. Additionally, a reserve has been estimated for those claims incurred but not reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers' compensation reserves. The Company contracts a third-party licensed associate of risk management and a certified Hazard Control Manager to develop its workers' compensation reserves using the Company's historical data of past injuries. Letters of credit in the amounts of $300,000, $200,000, $250,000, and $500,000 are held by a bank as security for workers' compensation claims in Arkansas, Oklahoma, Mississippi, and Florida, respectively, and letters of credit in the amounts of $100,000 and $150,000 are held by a bank for auto liability claims.

REVENUE RECOGNITION POLICY

The Company recognizes revenue based upon relative transit time in each reporting period with expenses recognized as incurred.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. For financial reporting purposes, the cost of such property is depreciated principally by the straight-line method. For tax reporting purposes, accelerated depreciation or applicable cost recovery methods are used. Gains and losses are reflected in the year of disposal. The following is a table reflecting estimated ranges of asset lives by major class of depreciable assets:



                  Asset Class                  Estimated Asset Life
                  -----------                  --------------------

                  Tractors                           3-4 years
                  Trailers                           5-7 years
                  Service Vehicles                   3-5 years
                  Office Furniture                   3-7 years
                  Buildings                          5-30 years

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


1.  ACCOUNTING POLICIES (continued)

EQUIPMENT HELD FOR SALE

Equipment held for sale consists of revenue equipment no longer in service, that is expected to be sold within the next year. This equipment is recorded at its estimated net realizable value.

INCOME TAXES

The Company applies the provision of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax liabilities and assets for expected future consequences of events that have been included in a company's financial statements or tax return. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and the tax basis of assets and liabilities using enacted tax rates.

BUSINESS SEGMENT AND CONCENTRATIONS OF CREDIT RISK

The Company operates in one business segment, motor carrier operations. The Company provides transportation services to customers throughout the United States and portions of Canada. The Company performs ongoing credit evaluations and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. At December 31, 1997, one customer accounted for 25% of the consolidated trade accounts receivable balance. At December 31, 1996, one customer accounted for 16% of the consolidated trade accounts receivable balance.

In 1997, 1996 and 1995, one customer accounted for 25%, 22% and 19% of revenues, respectively. A second customer accounted for 12% of revenues in 1997, 1996 and 1995. The Company's largest customer is an automobile manufacturer. The Company also provides transportation services to other manufacturers who are suppliers for automobile manufacturers including the Company's largest customer. As a result, concentration of the Company's business within the automobile industry is greater than the concentration in a single customer. Of the Company's revenues for 1997, 1996 and 1995, 41%, 37% and 40%, respectively, were derived from transportation services provided to the automobile manufacturing industry.

COMPENSATION TO EMPLOYEES

Stock based compensation to employees is accounted for based on the instrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


1.  ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS no. 121"). This statement was adopted in the first quarter of 1996. The adoption of SFAS No. 121 did not have a significant impact on the Company's financial position or results of operations.

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

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


2. ACQUISITIONS (continued)

The acquisition has been accounted for using the purchase method, effective January 31, 1995, with operations included in the Company's financial statements beginning on the acquisition date. The purchase price has been allocated to assets and liabilities based on their estimated fair values as of the date of acquisition. Goodwill in the amount of $600,000 was recorded as a result of the purchase allocation and is being amortized over a 25-year period. The Company entered into a five-year non-competition agreement with the former shareholder of Choctaw which provides for payment of approximately $300,000 per year.

Pro forma unaudited financial information (as if the Choctaw acquisition was completed at the beginning of the respective periods) for 1995 is provided below:


                                                                   YEAR ENDED DECEMBER 31, 1995
                                                                ----------------------------------
                                                                (thousands, except per share data)
                                                                           (Unaudited)
Operating revenues                                                         $   92,462
Operating expenses                                                             80,917
                                                                           ----------
Operating income                                                               11,545
Other expenses, net                                                             3,373
Income taxes                                                                    3,105
                                                                           ----------
Net income                                                                 $    5,067
                                                                           ==========
Net income per common share:
   Basic                                                                   $     1.02
                                                                           ==========
   Diluted                                                                 $      .66
                                                                           ==========
Average common share outstanding:
   Basic                                                                        4,970
                                                                           ==========
   Diluted                                                                      7,654
                                                                           ==========

The above pro forma unaudited financial information does not purport to be indicative of the results which actually would have occurred had the acquisition been made at the beginning of the respective period.

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)



3.  ACCRUED EXPENSES

                                                                                    DECEMBER 31
                                                                              1997               1996
                                                                            ---------------------------
                                                                                     (thousands)
Payroll                                                                     $  1,818           $  1,591
Taxes                                                                            702                217
Interest                                                                         175                280
Driver escrows                                                                   307                340
Insurance                                                                        328                263
Current portion of non-compete agreements                                        448                371
Self-insurance claims reserves                                                 1,057                755
                                                                            ===========================
                                                                            $  4,835           $  3,817
                                                                            ===========================

4. LONG-TERM DEBT

Long-term debt consists of the following:


                                                                                   DECEMBER 31
                                                                              1997             1996
                                                                          ----------------------------
                                                                                   (thousands)
Equipment financings (1)                                                  $   35,733           $40,757
Line of credit with a bank, with interest at the LIBOR rate
   plus 1.75% or 2.15% due May 31, 1999 and
   collateralized by accounts receivable (2)                                   5,222             7,229
Note payable (3)                                                                 364               418
Capitalized lease obligations (4)                                              2,451             3,383
                                                                          ----------------------------
                                                                              43,770            51,787
Less current maturities                                                       15,544            16,849
                                                                          ----------------------------
                                                                          $   28,226           $34,938
                                                                          ============================


(1) Equipment financings consist of installment obligations for revenue and service equipment purchases, payable in various monthly installments through 2001, at a weighted average interest rate of 7.69% and collateralized by equipment with a net book value of approximately $56.7 million at December 31, 1997.

(2) The line of credit agreement with a bank provides for maximum borrowings of $15.0 million and contains restrictive covenants which requires the Company to maintain, on a consolidated basis, a net worth of $12.5 million and a debt service coverage ratio of not less than 1.0 to 1.0. The interest rate varies based on the use of the funds. Equipment financed using the line of credit is at an interest rate of LIBOR plus 1.75% (7.47% at December 31, 1997). Withdrawals for general working capital is at an interest rate of LIBOR plus 2.15% (7.87% at December 31, 1997). The line of credit agreement also includes restrictions on dividend payments and certain corporate acts such as mergers and consolidations.

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


4. LONG-TERM DEBT (continued)

(3) 8% real estate note to the former majority shareholder, payable in monthly installments through March 2003.

(4) Capitalized lease obligations to a financial service organization for revenue equipment are payable in various monthly installments through December 1999 at rates of 8.15% and 8.49%, collateralized by equipment with a net book value of approximately $3 million, as of December 31, 1997 (Note 9).

Scheduled annual maturities on long-term debt outstanding, excluding capital lease obligations (see Note 9), at December 31, 1997 are:


                                                                           (thousands)
1998                                                                        $  14,362
1999                                                                           15,734
2000                                                                            8,660
2001                                                                            2,456
2002                                                                               79
Thereafter                                                                         28
                                                                            ---------
                                                                            $  41,319
                                                                            =========

Interest payments of approximately $3.5 million, $4.0 million, and $3.5 million were made during 1997, 1996 and 1995 respectively.

5. INCOME TAXES

Under SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


5. INCOME TAXES (continued)

Significant components of the Company's deferred tax liabilities and assets are as follows:



                                                                                  DECEMBER 31
                                                                            1997               1996
                                                                           ---------------------------
Deferred tax liabilities:                                                          (thousands)
   Property and equipment                                                  $  14,677         $  12,615
   Prepaid expenses                                                              982               896
                                                                           ---------------------------
Total deferred tax liabilities                                                15,659            13,511

Deferred tax assets:
   Net operating loss carryovers                                                 869             2,981
   Alternative minimum tax credit                                              3,037             1,851
   Investment credit carryovers                                                1,096             1,096
   Allowance for doubtful accounts                                               220               220
   Vacation reserves                                                             220               220
   Self-insurance reserves                                                       454               235
   Non-competition agreement                                                     300               182
   Revenue recognition                                                           148                92
                                                                           ---------------------------
Total deferred tax assets                                                      6,344             6,877
                                                                           ===========================
Net deferred tax liabilities                                                   9,315         $   6,634
                                                                           ===========================

The reconciliation between the effective income tax rate and the statutory Federal income tax rate is presented in the following table:


                                                                       YEAR ENDED DECEMBER 31,
                                                                 1997           1996           1995
                                                               ---------------------------------------
                                                                              (thousands)
Income tax at the statutory Federal rate of 34%                $3,465          $ 1,856         $ 2,750
Nondeductible expenses                                             63              108              39
State income taxes                                                (85)            (118)           (167)
Other                                                            (412)             (46)            (41)
                                                               ---------------------------------------
Federal income taxes                                            3,031            1,800           2,581
State income taxes                                                861              347             492
                                                               ---------------------------------------
Total income taxes                                             $3,892          $ 2,147         $ 3,073
                                                               =======================================
Effective tax rate                                               38.2%            39.3%           38.0%
                                                               =======================================

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


5. INCOME TAXES (continued)

The current income tax provision consists of the following:



                                                                1997            1996            1995
                                                              --------------------------------------
                                                                            (thousands)
Federal                                                       $    870        $179              $406
State                                                              250          80               122
                                                              ======================================
                                                              $  1,120        $259              $528
                                                              ======================================


As of December 31, 1997, the Company has Federal net operating loss and investment tax credit carryovers of approximately $2.3 million and $1.1 million, respectively. The net operating loss carryovers begin to expire in 2003 and the investment credit carryovers begin to expire in 1999. The current taxes provided in 1997, 1996 and 1995 result from alternative minimum taxable income. The Company has alternative minimum tax credits of approximately $3.0 million at December 31, 1997 which carryover indefinitely.

Income taxes paid totaled approximately $1,300,000, $400,000 and $400,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

6. SHAREHOLDERS' EQUITY

The Company maintains an incentive stock option plan, a nonqualified stock option plan, and an employee stock option plan for the issuance of options to directors, officers, key employees and others. The option price under these plans is the fair market value of the stock at the date the options were granted, ranging from $2.375 to $7.375 as of December 31, 1997.

Outstanding incentive stock options and employee stock options at December 31, 1997 must be exercised within six years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at December 31, 1997 must be exercised within five to six years and certain nonqualified options may not be exercised within one year of the date of grant.

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


6. SHAREHOLDERS' EQUITY (continued)

Transactions in stock options under these plans are summarized as follows:


                                                                           SHARES
                                                                           UNDER
                                                                           OPTION         PRICE RANGE
                                                                           --------------------------
Outstanding at January 1, 1995                                              352,200      $ 2.38-$6.00
   Granted                                                                  260,000      $ 5.75-$6.75
   Exercised                                                                (56,700)     $ 2.38-$6.00
   Canceled                                                                 (23,400)     $ 2.38-$6.75
                                                                           --------------------------
Outstanding at December 31, 1995                                            532,100      $ 2.38-$6.75
   Granted                                                                   10,000      $6.50-$7.375
   Exercised                                                                (36,600)     $ 2.38-$6.00
   Canceled                                                                 (13,900)     $ 2.38-$6.75
                                                                           --------------------------
Outstanding at December 31, 1996                                            491,600      $2.38-$7.375
   Granted                                                                    3,000      $6.50-$7.375
   Exercised                                                               (146,350)     $ 2.38-$6.00
   Canceled                                                                    (400)     $ 2.38-$6.75
                                                                           --------------------------
Outstanding at December 31, 1997                                            347,850      $2.38-$7.375
                                                                           ==========================

Options exercisable at December 31, 1997                                    344,850
                                                                           ========


The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                           1997           1996
                                                                          ---------------------
Net income:                                                                     (thousands)
    As reported                                                           $6,300         $3,312
    Pro forma                                                             $6,178         $3,172

Earnings per share as reported:
   Basic                                                                  $  .77         $  .66
   Diluted                                                                $  .76         $  .44
Pro forma earnings per share:
   Basic                                                                  $  .75         $  .63
   Diluted                                                                $  .75         $  .42

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


6. SHAREHOLDERS' EQUITY (continued)

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

7. EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("SFAS No. 128"), establishing new standards for computing and presenting earnings per share. The provisions of SFAS No. 128 are effective for financial statements issued for periods ending after December 15, 1997. The Company has adopted SFAS No. 128 effective December 31, 1997, and all earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements. Basic earnings per common share were computed by dividing the income by the weighted average number of shares outstanding during the period. Diluted earnings per share were computed assuming the exercise of stock warrants and options to purchase a total of .3 million, 3.3 million, and 3.5 million shares of common stock, for 1997, 1996, and 1995, respectively, as determined by applying the treasury stock method. Under the treasury stock method of computing earnings per share, the number of shares of treasury stock assumed repurchased is limited to 20% of common stock outstanding, with the remaining shares assumed to be newly issued, and the excess proceeds assumed to have reduced long-term borrowings outstanding for the year.

8. RELATED PARTY TRANSACTIONS

The Company provides motor carrier services to an affiliate of its majority shareholder. Revenues from these transactions totaled approximately $14.5 million, $.4 million and $5.3 million for 1997, 1996, and 1995, respectively.

During 1993, the Company began leasing certain revenue equipment with an original cost of $2.7 million to an affiliate of the majority shareholder under a direct financing lease arrangement. The Company earned interest income of $31,000 and $200,000 1996 and 1995, respectively, relating to this lease which is included in other income in the accompanying financial statements. The Company received full payment of the remaining balance on the lease agreement during 1996 in the amount of $1.1 million.

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


8. RELATED PARTY TRANSACTIONS (continued)

Payments made by the Company to an affiliate of the majority shareholder for the reimbursement of operating and other expenses paid on behalf of the Company and debt repayments made on notes payable to the affiliate aggregated approximately $.9 million, $6.4 million and $6.8 million in 1997, 1996, and 1995, respectively.

Trade accounts payable at December 31, 1997 includes a payable to an affiliate of the majority shareholder of $1,089,000.

9. LEASES AND COMMITMENTS

The Company leases certain revenue equipment under capital leases.

The future minimum payments under these leases (see Note 4) at December 31, 1997 consisted of the following:


                                                                           (thousands)

1998                                                                        $  1,342
1999                                                                           1,330
                                                                            --------
Total minimum lease payments                                                   2,672
Amounts representing interest                                                    221
                                                                            --------
Present value of net minimum lease payments                                 $  2,451
                                                                            ========

Assets held under capitalized leases are included in property, plant and equipment as of December 31, 1997 as follows:


                                                                          (thousands)

Revenue equipment                                                          $  5,256
Accumulated amortization                                                     (2,252)
                                                                           --------
                                                                           $  3,004
                                                                           ========

No capital lease obligations were entered into in 1997 or 1996. Capital lease obligations incurred in 1995 totaled $1.5 million. Lease amortization is included in depreciation expense.

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

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


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

Allen Freight Services, Inc., a subsidiary of the Company sponsored a profit sharing plan for the benefit of all eligible employees. The plan qualifies under
Section 401(k) of the Internal Revenue Code thereby allowing all eligible employees to make tax deductible contributions to the plan. The plan provides for employer matching contributions of 50% of each participant's voluntary contribution up to 3% of the participant's compensation.

Total contributions to the above plans totaled approximately $92,000, $100,000 and $60,000 in 1997, 1996 and 1995, respectively.

11. LITIGATION

The Company is not a party to any pending legal proceedings which management believes to be material to the financial condition of the Company. The Company maintains liability insurance against risks arising out of the normal course of its business.

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


12. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The tables below presents quarterly financial information for 1997 and 1996:


                                                                           1997
                                                                     THREE MONTHS ENDED
                                                      MARCH 31       JUNE 30  SEPTEMBER 30  DECEMBER 31
                                                      -------------------------------------------------
                                                              (thousands, except per share data)

Operating revenues                                     $32,630      $  31,353    $  30,776    $  32,452
Operating expenses                                      29,620         27,089       27,581       29,306
                                                      -------------------------------------------------
Operating income                                         3,010          4,264        3,195        3,146
Other expenses - net                                       869            888          801          864
Income taxes                                               856          1,283          910          844
                                                      -------------------------------------------------
Net income                                             $ 1,285      $   2,093    $   1,484    $   1,438
                                                      =================================================
Net income per common share:
     Basic                                             $   .16      $     .26          .18    $     .17
                                                      =================================================
     Diluted                                           $   .16      $     .25    $     .18    $     .17
                                                      =================================================
Average common shares outstanding:
     Basic                                               8,126          8,147        8,223        8,269
                                                      =================================================
     Diluted                                             8,250          8,281        8,363        8,439
                                                      =================================================



                                                                             1996
                                                                      THREE MONTHS ENDED
                                                      MARCH 31     JUNE 30   SEPTEMBER 30  DECEMBER 31
                                                      ------------------------------------------------
                                                             (thousands, except per share data)

Operating revenues                                    $  23,532    $  30,169    $  29,618    $  29,701
Operating expenses                                       21,390       27,089       26,892       28,086
                                                      ------------------------------------------------
Operating income                                          2,142        3,080        2,726        1,615
Other expenses - net                                        917        1,083        1,088        1,017
Income taxes                                                465          799          655          227
                                                      ------------------------------------------------
Net income                                            $     760    $   1,198    $     983    $     371
                                                      ================================================
Net income per common share:
     Basic                                            $     .15    $     .24    $     .20    $     .07
                                                      ================================================
     Diluted                                          $     .10    $     .16    $     .13    $     .05
                                                      ================================================
Average common shares outstanding:
     Basic                                                5,016        5,018        5,023        5,098
                                                      ================================================
     Diluted                                              7,724        7,643        7,610        7,350
                                                      ================================================

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)



13. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Line of credit - The carrying amount for the line of credit approximates fair value.

The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows (in thousands):



                                                 1997                             1996
-------------------------------------------------------------------------------------------------
                                      CARRYING          FAIR            CARRYING          FAIR
                                       AMOUNT           VALUE            AMOUNT           VALUE
-------------------------------------------------------------------------------------------------
 Cash and cash equivalent              $ 6,401         $ 6,401         $  5,941          $  5,941
 Long-term debt                         38,548          38,759           44,558            45,512
 Line of credit                          5,222           5,222            7,229             7,229
=================================================================================================

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

       The reports of Ernst & Young LLP on the financial statements of the Company for the fiscal year ended December 31, 1995 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

       In connection with the audit of the Company's financial statements for the year ended December 31, 1995, and in the subsequent interim period prior to the dismissal of Ernst & Young LLP, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject matter of the disagreement in its report.

       Ernst & Young LLP has furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements, a copy of which has been filed as an exhibit to the Current Report on Form 8-K dated November 19, 1996.

                                    PART III

       Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement (the "Proxy Statement") to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held on May 22, 1998. The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.   Financial Statements and Auditors' Report.

       The following financial statements and auditors' report have been filed with Item 8 in Part II of this report:

         Reports of Independent Public Accountants

         Consolidated Balance Sheets - December 31, 1997 and 1996

         Consolidated Statements of Income - Years ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Shareholders' Equity - Years ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements

(a) 2.   Financial Statement Schedules.

       The following supporting financial statement schedule is filed with this report:

           II   -   Valuation and Qualifying Accounts - Years Ended December 31,
                    1997, 1996 and 1995



       All other schedules are omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.

(a) 3.            Exhibits.

       The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Form S-1 Registration Statement under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986 ("1986 S-1"); (ii) the Annual Report on Form 10-K for the year ended December 31, 1987 ("1987 10-K"); (iii) the Annual Report on Form 10-K for the year ended December 31, 1992 ("1992 10-K"); (iv) the Annual Report on Form 10-K for the year ended December 31, 1993 ("1993 10-K"); (v) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 ("6/30/94 10-Q"); (vi) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 ("6/30/95 10-Q"); (vii) the Annual Report on Form 10-K for the year ended December 31, 1995 ("1995 10-K"); (viii) the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (9/30/96 10-Q); or the Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 10-K").

Exhibit #                     Description of Exhibit
---------                     ----------------------

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

* 4.4.1 -  Second Amendment to Security Agreement dated July 3, 1996 by and between P.A.M. Transport, Inc. and First Tennessee National Bank
           Association (Exh. 4.1.2, 9/30/96 10-Q)

* 4.4.2 -  First Amendment to Security Agreement dated July 3, 1996 by and between Choctaw Express, Inc. and First Tennessee Bank National
           Association (Exh. 4.1.3, 9/30/96 10-Q)

* 4.4.3 -  Security Agreement dated July 3, 1996 by and between Allen Freight
           Services, Inc. and First Tennessee Bank National Association (Exh.
           4.1.4, 9/30/96 10-Q)

        - No other long-term debt instrument of the Registrant or its subsidiaries authorizes indebtedness exceeding 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis and the Registrant hereby undertakes to provide the Commission upon request with any long-term debt instrument not filed herewith.

*10.1   -  Incentive Stock Option Plan, dated July 25, 1986 (Exh. 10.2, 1986
           S-1)

*10.1.1 -  Amendment to 1986 Incentive Stock Option Plan, dated June 2, 1987
           (Exh. 10.2.1, 1987 10-K)

*10.2   -  Non-Qualified Stock Option Plan, dated July 25, 1986 (Exh. 10.3, 1986
           S-1)

*10.2.1 -  Amendment No. 1 to Non-Qualified Stock Option Plan (Exh. 10.2.1,
           1993 10-K)

*10.3   -  Employment Agreement between the Registrant and Robert W. Weaver dated January 1, 1995 (Exh. 10.3, 1995 10-K)

*10.4   -  Non-Competition Agreement dated January 31, 1995 between Registrant and Joe M. Bussell (Exh. 10.1, 1/31/95 8-K)

 10.5   -  Incentive Compensation Plan of Registrant adopted October 17, 1997 for fiscal years 1998 and 1999

*10.6   -  1995 Stock Option Plan, effective June 29, 1995 (Exh. 10.6, 1996
           10-K)

 21.1   -  Subsidiaries of the Registrant

 23.1   -  Consent of Arthur Andersen LLP

 23.2   -  Consent of Ernst & Young LLP

 27.1   -  Financial Data Schedule for the year ended December 31, 1997 (for
           SEC use only)

 27.2   -  Restated Financial Data Schedule for the year ended December 31,
           1996 which is hereby restated pursuant to SFAS No. 128, "Earnings
           Per Share" (for SEC use only)

 27.3   -  Restated Financial Data Schedule for the year ended December 31,
           1995 which is hereby restated pursuant to SFAS No. 128, "Earnings
           Per Share" (for SEC use only)


 (b)      Reports on Form 8-K.

          No reports on Form 8-K were filed during the fourth quarter ended December 31, 1997.

                                   SCHEDULE II



                      P.A.M. TRANSPORTATION SERVICES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS


                  Years Ended December 31, 1997, 1996 and 1995





                                                                     ADDITIONS
                                                                     ---------
                                                                           Charged to
                                              Balance at    Charged to       Other                        Balance
                                              Beginning     Costs and       Accounts       Deductions       at End
                Description                    of Period    Expenses       (Describe)     (Describe)      of Period
                -----------                   ----------    ----------     ------------   -----------     ----------
1997 - Allowance for doubtful accounts         $579,333             --              --           --         $579,333

1996 - Allowance for doubtful accounts          323,887        140,446         115,000(A)        --          579,333

1995 - Allowance for doubtful accounts          239,343         88,692              --        4,148(B)       323,887




Note A - Allen Freight Services, Inc. Allowance for Bad Debts.

Note B - Accounts written off.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               P.A.M. TRANSPORTATION SERVICES, INC.



Dated:  March 26, 1998         By: /s/ Robert W. Weaver
                                   --------------------------------------------
                                   ROBERT W. WEAVER
                                   President and Chief Executive Officer
                                   (principal executive officer)



Dated:  March 26, 1998         By: /s/ Larry J. Goddard
                                   --------------------------------------------
                                   LARRY J. GODDARD, Vice President - Finance,
                                   Chief Financial Officer, Secretary and
                                   Treasurer
                                   (principal financial and accounting officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                               P.A.M. TRANSPORTATION SERVICES, INC.


Dated:  March 26, 1998         By: /s/ Robert W. Weaver
                                   --------------------------------------------
                                   ROBERT W. WEAVER, President and
                                   Chief Executive Officer, Director


Dated:  March 23, 1998         By: /s/ Matthew T. Moroun
                                   --------------------------------------------
                                   MATTHEW T. MOROUN, Director


Dated:  March 26, 1998         By: /s/ Daniel C. Sullivan
                                   --------------------------------------------
                                   DANIEL C. SULLIVAN, Director


Dated:  March 23, 1998         By: /s/ Charles F. Wilkins
                                   --------------------------------------------
                                   CHARLES F. WILKINS, Director

                                  EXHIBIT INDEX


Exhibit No.                      Description
-----------      ---------------------------------------------------------------
    10.5         Incentive Compensation Plan of Registrant adopted October 17,
                 1997 for fiscal years 1998 and 1999

    21.1         Subsidiaries of the Registrant

    23.1         Consent of Arthur Andersen LLP

    23.2         Consent of Ernst & Young LLP

    27.1         Financial Data Schedule for the year ended December 31, 1997
                 (for SEC use only)

    27.2         Restated Financial Data Schedule for the year ended December
                 31, 1996 which is hereby restated pursuant to SFAS No. 128, "Earnings Per Share" (for SEC use only)

    27.3         Restated Financial Data Schedule for the year ended December
                 31, 1995 which is hereby restated pursuant to SFAS No. 128, "Earnings Per Share" (for SEC use only)

