Form 10-Q
period 1998-03-31
PAM TRANSPORTATION SERVICES INC
filed 1998-05-12
CIK 798287

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)

         ( x )      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   March 31, 1998
                                          --------------
                                       OR

          (    )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________________  to  ________________

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

Yes  X              No
    ---               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                            Outstanding at April 30, 1998
         -----                            -----------------------------
Common Stock, $.01 Par Value                        8,286,035

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                            March 31,      December 31,
                                                                             1998             1997
                                                                             ----             ----
ASSETS                                                                    (unaudited)        (note)
Current assets:
      Cash and cash equivalents                                             $    974          $  6,401
      Receivables:
           Trade, net of allowance                                            20,574            16,915
           Other                                                                 680             1,703
      Equipment held for sale                                                    724             1,529
      Operating supplies and inventories                                         466               449
      Deferred income taxes                                                        0                61
      Prepaid expenses and deposits                                            4,352             3,384
      Income taxes refundable                                                     35               415
                                                                            --------           -------
           Total current assets                                               27,805            30,857


Property and equipment, at cost                                              116,391           103,572
      Less:  accumulated depreciation                                        (39,886)          (37,382)
                                                                            --------           -------
           Net property and equipment                                         76,505            66,190

Other assets:
      Excess of cost over net assets acquired                                  2,369             2,400
      Non compete agreement                                                      627               737
      Other                                                                      720               504
                                                                            --------          --------
           Total other assets                                                  3,716             3,641
                                                                            --------          --------
Total assets                                                                $108,026          $100,688
                                                                            ========          ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current maturities of long-term debt                                  $ 16,995         $  15,544
      Trade accounts payable                                                   9,769             9,233
      Deferred income taxes                                                      225                 0
      Other current liabilities                                                5,456             4,835
                                                                            --------           -------
          Total current liabilities                                           32,445            29,612


Long-term debt, less current portion                                          29,811            28,226
Non compete agreement                                                            282               312
Deferred income taxes                                                         10,268             9,376
Shareholders' equity:
      Common stock                                                                83                83
      Additional paid-in capital                                              18,707            18,592
      Retained earnings                                                       16,430            14,487
                                                                            --------          --------
           Total shareholders' equity                                         35,220            33,162
                                                                            --------          --------
Total liabilities and shareholders' equity                                  $108,026          $100,688
                                                                            ========          ========

         Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)



                                                                          Three months Ended
                                                                               March 31,

                                                                     1998                 1997
                                                                     ----                 ----
Operating revenues                                                  $ 35,440              $ 32,630

Operating expenses:
  Salaries, wages and benefits                                        16,181                15,156
  Operating supplies                                                   6,863                 6,729
  Rent/purchased transportation                                          221                   411
  Depreciation and amortization                                        3,457                 3,242
  Operating taxes and licenses                                         2,140                 1,891
  Insurance and claims                                                 1,463                 1,465
  Communications and utilities                                           349                   202
  Other                                                                  649                   524
  Loss on sale of equipment                                               48                     0
                                                                    --------              --------
                                                                      31,371                29,620
                                                                    --------              --------
Operating income                                                       4,069                 3,010
Other income/(expense):                                                 (829)                 (870)
                                                                    --------              --------
  Interest expense                                                      (829)                 (870)


Income before income taxes                                             3,240                 2,140

Income taxes -current                                                    119                   163
             --deferred                                                1,177                   693
                                                                    --------              --------
                                                                       1,296                   856

Net income                                                          $  1,944              $  1,284
                                                                    ========              ========

Net income per common share (basic and diluted)                     $   0.23              $   0.16
                                                                    ========              ========

Average common shares outstanding                                      8,286                 8,126
                                                                    ========              ========


          See notes to condensed consolidated financial statements.

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)



                                                                                 Three months Ended
                                                                                      March 31,

                                                                                1998              1997
                                                                                ----              ----
OPERATING ACTIVITIES
Net income                                                                     $ 1,944          $ 1,284
  Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation and amortization                                              3,457            3,242
      Non compete agreement amortization                                           110              110
      Provision for deferred income taxes                                        1,177              693
      Loss on retirement of property and equipment                                  48                0
      Changes in operating assets and liabilities:
         Accounts receivable                                                    (2,256)          (3,747)
         Prepaid expenses and other current assets                              (1,200)            (529)
         Accounts payable                                                          536            2,495
         Accrued expenses                                                          620            1,293
                                                                               -------          -------
Net cash provided by operating activities                                        4,436            4,841

INVESTING ACTIVITIES
Purchases of property and equipment                                            (14,073)          (1,904)
Proceeds from sales of assets                                                    1,090                0
                                                                               -------         --------
Net cash used in investing activities                                          (12,983)          (1,904)

FINANCING ACTIVITIES
Borrowings under lines of credit                                                36,265           33,011
Repayments under lines of credit                                               (40,846)         (38,747)
Borrowings of long-term debt                                                    11,625            1,747
Repayments of long-term debt                                                    (4,038)          (4,445)
Proceeds from exercise of stock options                                            114               16
                                                                               -------         --------
Net cash provided by (used in) financing activities                              3,120           (8,418)
                                                                               -------         --------
Net decrease in cash and cash equivalents                                       (5,427)          (5,481)

Cash and cash equivalents at beginning of period                               $ 6,401          $ 5,941
                                                                               -------         --------

Cash and cash equivalents at end of period                                     $   974          $   460
                                                                               =======          =======

       See notes to condensed consolidated financial statements.

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1998

NOTE A: BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B:  NOTES PAYABLE AND LONG-TERM DEBT
In the first three months of 1998, the Company's subsidiary, P.A.M. Dedicated Services, Inc., entered into installment obligations for the purchase of revenue equipment in the aggregate amount of approximately $11.6 million. These obligations are payable in 36 and 60 monthly installments at interest rates ranging from 7.00% to 7.50%.

                         PART I - FINANCIAL INFORMATION

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Certain information included in this Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, general economic conditions, competition and other uncertainties detailed in this report and detailed from time to time in other filings by the Company with the Securities and Exchange Commission.

THREE MONTHS ENDED MARCH 31, 1998 VS. THREE MONTHS ENDED MARCH 31, 1997
For the quarter ended March 31, 1998, revenues increased 8.6% to $35.4 million as compared to $32.6 million for the quarter ended March 31, 1997. The main factor for the increase in revenues was a 9.3% increase in the average number of tractors from 920 in the first quarter of 1997 compared to 1,005 in the first quarter of 1998.

The Company's operating ratio improved to 88.5% of revenues in the first quarter of 1998 compared to 90.8% in the first quarter of 1997.

Salaries, wages and benefits decreased from 46.5% of revenues in the first quarter of 1997 to 45.7% of revenues in the first quarter of 1998. The major factors for the decrease were decreases in the amounts paid to Allen Freight Services, Inc. (AFS) fleet owners and a reduction in the amount accrued for the Company's 1998 Incentive Bonus Plan. These reductions were partially offset by an increase in amounts paid to drivers due to changes in driver pay packages.

Operating supplies and expenses decreased from 20.6% of revenues in the first three months of 1997 to 19.4% of revenues in the first three months of 1998. The decrease represents a lower price paid for diesel fuel.

Interest expense decreased from 2.7% of revenues in the first three months of 1997 to 2.3% of revenues in the first three months of 1998. This decrease reflects a lower average line of credit balance for the first quarter of 1998 when compared to the first quarter of 1997.

The Company's effective tax rate remained constant at 40% for the periods compared.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 1998 the Company generated $4.4 million in cash from operating activities. Investing activities used $13.0 million in cash in the first three months of 1998. Financing activities generated $3.0 million in the first three months of 1998 primarily from the borrowing of long-term debt.

The Company's principal subsidiary, P.A.M. Transport, Inc., has a $15.0 million secured bank line of credit subject to borrowing limitations. The line of credit includes a provision that allows the Company to finance equipment at a reduced interest rate of LIBOR + 1.50% (currently 7.19%). The maximum amount of equipment that may be financed under this equipment provision is $7.5 million with the remaining $7.5 million representing a general "working capital" line of credit at an interest rate of LIBOR + 2.15% (currently 7.84%). Outstanding advances on this line of credit were approximately $2.1 million at March 31, 1998, including $1.5 million in letters of credit. The Company's borrowing base limitation at March 31, 1998 was $14.1 million. The line of credit is guaranteed by the Company and matures on May 31, 1998 while the equipment portion of the line of credit matures on May 31, 1999.

In addition to cash flow from operations, the Company uses its existing line of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions, such as installment notes (generally three to five year terms at fixed rates), are typically entered into for the purchase of revenue equipment. P.A.M. Dedicated Services, Inc., a subsidiary of the Company, entered into installment obligations during the first three months of 1998 for the purchase of revenue equipment in the amount of approximately $11.6 million payable in 36 and 60 monthly installments at interest rates ranging from 7.00% to 7.50%.

During the remainder of 1998, the Company plans to replace 355 tractors and to add 105 additional new tractors and 300 additional new trailers, which would result in additional debt of approximately $30.3 million. Management expects that the Company's existing working capital and its available line of credit will be sufficient to meet the Company's capital commitments as of March 31, 1998, to repay indebtedness coming due in the current year, and to fund its operating needs during the remainder of fiscal 1998.

                           PART II. OTHER INFORMATION


     Item 6.    Exhibits and Reports on Form 8-K.

         (a) The following exhibits are filed with this report:

                  11.1     -  Statement Re: Computation of Diluted Earnings Per
                              Share.

                  27.1    -   Financial Data Schedule (for SEC use only).


         (b)   Reports on Form 8-K

                  None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        P.A.M. TRANSPORTATION SERVICES, INC.




Dated:   May 8, 1998                    By: /s/ Robert W. Weaver
                                           -------------------------------------
                                           Robert W. Weaver
                                           President and Chief Executive Officer
                                           (principal executive officer)




Dated:   May 8, 1998                    By: /s/ Larry J. Goddard
                                           -------------------------------------
                                           Larry J. Goddard
                                           Vice President-Finance, Chief
                                           Financial Officer, Secretary and
                                           Treasurer (principal accounting
                                           and financial officer)