Form 10-Q
period 1998-06-30
PAM TRANSPORTATION SERVICES INC
filed 1998-08-14
CIK 798287

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)

         (x)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   June 30, 1998
                                        ----------------

                                       OR

          ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                 to
                                          ---------------    -----------------

           Commission File Number    0-15057
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

Yes  X              No
   -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                       Outstanding at August 10, 1998
                 -----                       ------------------------------
         Common Stock, $.01 Par Value                 8,324,957

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements



                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                  June 30,      December 31,
                                                    1998            1997
                                                    ----            ----
ASSETS                                           (unaudited)       (note)
Current assets:
      Cash and cash equivalents                   $   5,273      $   6,401
      Receivables:
           Trade, net of allowance                   19,147         16,915
           Other                                        390          1,703
      Equipment held for sale                           192          1,529
      Operating supplies and inventories                458            449
      Deferred income taxes                             107             61
      Prepaid expenses and deposits                   3,769          3,384
      Income taxes refundable                            65            415
                                                  ---------      ---------
           Total current assets                      29,401         30,857

Property and equipment, at cost                     124,140        103,572
      Less:  accumulated depreciation               (42,773)       (37,382)
                                                  ---------      ---------
           Net property and equipment                81,367         66,190

Other assets:
      Excess of cost over net assets acquired         2,339          2,400
      Non compete agreement                             517            737
      Other                                             616            504
                                                  ---------      ---------
           Total other assets                         3,472          3,641
                                                  ---------      ---------
Total assets                                      $ 114,240      $ 100,688
                                                  =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current maturities of long-term debt        $  17,178      $  15,544
      Trade accounts payable                          9,531          9,233
      Other current liabilities                       5,107          4,835
                                                  ---------      ---------
           Total current liabilities                 31,816         29,612

Long-term debt, less current portion                 33,048         28,226
Non compete agreement                                   282            312
Deferred income taxes                                11,456          9,376
Shareholders' equity:
      Common stock                                       83             83
      Additional paid-in capital                     18,708         18,592
      Retained earnings                              18,847         14,487
                                                  ---------      ---------
           Total shareholders' equity                37,638         33,162
                                                  ---------      ---------
Total liabilities and shareholders' equity        $ 114,240      $ 100,688
                                                  =========      =========

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

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                        (thousands except per share data)

                                                  Three Months Ended                   Six Months Ended
                                                       June 30,                            June 30,

                                                 1998              1997             1998             1997
                                                 ----              ----             ----             ----
Operating revenues                            $    36,012      $    31,353      $    71,451      $    63,983

Operating expenses:
  Salaries, wages and benefits                     16,252           13,656           32,433           28,813
  Operating supplies                                6,490            5,758           13,353           12,487
  Rent/purchased transportation                       253              445              474              856
  Depreciation and amortization                     3,588            3,112            7,045            6,354
  Operating taxes and licenses                      1,886            1,873            4,025            3,764
  Insurance and claims                              1,489            1,369            2,952            2,833
  Communications and utilities                        409              250              758              452
  Other                                               696              626            1,345            1,150
  Loss on sale of equipment                            25                0               73                0
                                              -----------      -----------      -----------      -----------
                                                   31,088           27,089           62,458           56,709
                                              -----------      -----------      -----------      -----------
Operating income                                    4,924            4,264            8,993            7,274
Other income (expense)
  Interest expense                                 (1,027)            (889)          (1,857)          (1,758)
                                              -----------      -----------      -----------      -----------
                                                   (1,027)            (889)          (1,857)          (1,758)


Income before income taxes                          3,897            3,375            7,136            5,516

Income taxes --current                                623              396              741              559
             --deferred                               858              887            2,035            1,580
                                              -----------      -----------      -----------      -----------
                                                    1,481            1,283            2,776            2,139

Net income                                    $     2,416      $     2,092      $     4,360      $     3,377
                                              ===========      ===========      ===========      ===========

Net income per common share:
  Basic                                       $      0.29      $      0.26      $      0.53      $      0.42
                                              ===========      ===========      ===========      ===========
  Diluted                                     $      0.29      $      0.25      $      0.52      $      0.41
                                              ===========      ===========      ===========      ===========

Average common shares outstanding-Basic         8,299,702        8,147,492        8,292,906        8,137,037
                                              ===========      ===========      ===========      ===========
Average common shares outstanding-Diluted       8,473,015        8,280,749        8,461,769        8,238,837
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

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                            Six Months Ended
                                                               June 30,

                                                          1998          1997
                                                          ----          ----
OPERATING ACTIVITIES
Net income                                              $  4,360      $  3,377
  Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation and amortization                        7,045         6,354
      Non compete agreement amortization                     220           220
      Provision for deferred income taxes                  2,034         1,580
      Loss on retirement of property and equipment            73             0
      Changes in operating assets and liabilities:
         Accounts receivable                                (569)       (3,182)
         Prepaid expenses and other current assets          (506)         (265)
         Accounts payable                                    298         1,138
         Accrued expenses                                    272           711
                                                        --------      --------
Net cash provided by operating activities                 13,227         9,933

INVESTING ACTIVITIES
Purchases of property and equipment                      (23,174)       (6,145)
Proceeds from sales of assets                              2,277           363

                                                        --------      --------
Net cash used in investing activities                    (20,897)       (5,782)

FINANCING ACTIVITIES
Borrowings under lines of credit                          80,441        68,619
Repayments under lines of credit                         (85,663)      (71,124)
Borrowings of long-term debt                              20,807         1,747
Repayments of long-term debt                              (9,159)       (8,677)
Proceeds from exercise of stock options                      116           166

                                                        --------      --------
Net cash provided by (used in) financing activities        6,542        (9,269)

                                                        --------      --------
Net decrease in cash and cash equivalents                 (1,128)       (5,118)

Cash and cash equivalents at beginning of period        $  6,401      $  5,940
                                                        --------      --------

Cash and cash equivalents at end of period              $  5,273      $    822
                                                        ========      ========

           See notes to condensed consolidated financial statements.

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1998

NOTE A: BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B:  NOTES PAYABLE AND LONG-TERM DEBT
In the first six months of 1998, the Company's subsidiary, P.A.M. Dedicated Services, Inc., entered into installment obligations for the purchase of revenue equipment in the aggregate amount of approximately $20.8 million. These obligations are payable in 36 and 60 monthly installments at interest rates ranging from 7.00% to 7.50%.

NOTE C:  NEW ACCOUNTING PRONOUNCEMENT
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivitive Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value. The Company has determined that the adoption of this statement will have no material effect on its financial statements.

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

THREE MONTHS ENDED JUNE 30, 1998 VS. THREE MONTHS ENDED JUNE 30, 1997
For the quarter ended June 30, 1998, revenues increased 14.9% to $36.0 million as compared to $31.4 million for the quarter ended June 30, 1997. The main factor for the increase in revenues was a 15.0% increase in the average number of tractors from 914 in the second quarter of 1997 compared to 1,051 in second quarter of 1998.

The Company's operating ratio improved to 86.3% of revenues in the second quarter of 1998 compared to 86.4% in the second quarter of 1997.

Salaries, wages and benefits increased from 43.6% of revenues in the second quarter of 1997 to 45.1% of revenues in the second quarter of 1998. This increase was due to an increase in amounts paid to drivers due to changes in driver pay packages early in the first quarter of 1998.

Operating supplies and expenses decreased from 18.4% of revenues in the second quarter of 1997 to 18.0% of revenues in the second quarter of 1998. The decrease represents a lower price paid for diesel fuel.

Rent and purchased transportation decreased from 1.4% of revenues in the second quarter of 1997 to 0.7% of revenues in the second quarter of 1998. This decrease was due to the replacement of rental trailers with company-owned trailers.

Communications and utilities increased from 0.8% of revenues in the second quarter of 1997 to 1.1% of revenues in the second quarter of 1998 due to increased usage of Qualcomm units and federal surcharges related to inbound "toll-free" calls initiated from payphones.

The Company's effective tax rate remained constant at 38% for the periods compared.

SIX MONTHS ENDED JUNE 30, 1998 VS. SIX MONTHS ENDED JUNE 30, 1997
For the six months ended June 30, 1998, revenues increased 11.7% to $71.5 million as compared to $64.0 million for the six months ended June 30, 1997. The main factor for the increase in revenues was a 12.1% increase in the average number of tractors from 917 for the first six months of 1997 compared to 1,028 for the first six months of 1998.

The Company's operating ratio improved to 87.4% of revenues in the first six months of 1998 compared to 88.6% in the first six months of 1997.

Salaries, wages and benefits increased from 45.0% of revenues in the first six months of 1997 to 45.4% of revenues in the first six months of 1998. This increase was due to an increase in amounts paid to drivers due to changes in driver pay packages early in the first quarter of 1998. This increase in driver pay was partially offset by a reduction in the amount accrued for the Company's 1998 Incentive Bonus Plan.

Operating supplies and expenses decreased from 19.5% of revenues in the first six months of 1997 to 18.7% of revenues in the first six months of 1998. The decrease represents a lower price paid for diesel fuel.

Rent and purchased transportation decreased from 1.3% of revenues in the first six months of 1997 to 0.7% of revenues in the first six months of 1998. This decrease was due to the replacement of rental trailers with company-owned trailers.

Communications and utilities increased from 0.7% of revenues in the first six months of 1997 to 1.1% of revenues in the first six months of 1998 due to increased usage of Qualcomm units and federal surcharges related to inbound "toll-free"calls initiated from payphones.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1998, the Company generated $13.2 million in cash from operating activities. Investing activities used $20.9 million in cash in the first six months of 1998. Financing activities generated $6.5 million in the first six months of 1998 primarily from the borrowing of long-term debt.

The Company's principal subsidiary, P.A.M. Transport, Inc., has a $15.0 million secured bank line of credit subject to borrowing limitations. The line of credit includes a provision that allows the Company to finance equipment at a reduced interest rate of LIBOR + 1.50% (currently 7.16%). The maximum amount of equipment that may be financed under this equipment provision is $7.5 million with the remaining $7.5 million representing a general "working capital" line of credit at an interest rate of LIBOR + 2.15% (currently 7.81%). Outstanding advances on this line of credit were approximately $1.5 million at June 30, 1998, which consisted entirely of letters of credit. The Company's borrowing base limitation at June 30, 1998 was $15.0 million. The line of credit is guaranteed by the Company and matures on May 31, 1999 while the equipment portion of the line of credit matures on May 31, 2000.

In addition to cash flow from operations, the Company uses its existing line of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions, such as installment notes (generally three to five year terms at fixed rates), are typically entered into for the purchase of revenue equipment; however, the Company purchased additional revenue equipment during the first six months of 1998 with a cost of approximately $3.2 million using its existing line of credit. In addition, P.A.M. Dedicated Services, Inc., a subsidiary of the Company, entered into installment obligations during the first six months of 1998 for the purchase of revenue equipment in the amount of approximately $20.8 million payable in 36 and 60 monthly installments at interest rates ranging from 7.00% to 7.50%.

During the remainder of 1998, the Company plans to replace 338 tractors and to add 57 additional new tractors which would result in additional debt of approximately $21.1 million. Management expects that the Company's existing working capital and its available line of credit will be sufficient to meet the Company's capital commitments as of June 30, 1998, to repay indebtedness coming due in the current year, and to fund its operating needs during the remainder of fiscal 1998.

YEAR 2000

In the next two years, many companies may face a potentially serious information systems problem because their computer software applications and operational programs may not properly recognize calendar dates beginning in the year 2000. This problem could force computers to either shut down or provide incorrect data or information. The Company began the process of identifying the changes required to its computer programs and hardware in 1997. Software upgrades designed to correct the year 2000 problem are scheduled to be implemented by the second quarter of 1999. Accordingly, the Company believes that it will timely meet its year 2000 compliance requirements, and does not presently anticipate the cost of these software and hardware changes to have a material adverse impact on its business, financial condition, or results of operation. However, there can be no assurance that unforeseen difficulties or costs will not arise. The Company has issued certification requests to the software companies on which its computer programs rely seeking assurance that they will be year 2000 compliant. Approximately 90% of the questionnaires have been returned. Respondents have indicated that they are year 2000 compliant now or will be in advance of the year 2000.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

         The 1998 Annual Meeting of Stockholders of the Company was held on May 22, 1998. At the meeting, the following persons were elected as directors to serve for a term of one year and until their successors are elected and qualified: Robert W. Weaver, Daniel C. Sullivan, Matthew T. Moroun, Charles F. Wilkins, Fredrick P. Calderone and Joseph J. Casaroll.

         The results of voting with respect to the election of directors were as follows:

                                      Votes                       Votes
                                       FOR                       WITHHELD
                                       ---                       --------
     Robert W. Weaver               7,789,546                     23,530
     Daniel C. Sullivan             7,789,546                     23,530
     Charles F. Wilkins             7,784,546                     28,530
     Matthew T. Moroun              7,789,546                     23,530
     Fredrick P. Calderone          7,789,546                     24,230
     Joseph J. Casaroll             7,789,546                     24,230

         Also at the 1998 Annual Meeting of Stockholders, the stockholders approved an amendment to the 1995 Stock Option Plan to increase the number of shares available for grant thereunder from 600,000 to 1,000,000 shares. Votes for approval of the amendment were 6,464,877, votes against were 600,800 and votes withheld were 2,185.


     Item 5.  Other Information.

         Any proposal to be presented at next year's Annual Meeting of Stockholders must be received at the principal executive offices of the Company not later than December 29, 1998, directed to the attention of the Secretary, for consideration for inclusion in the Company's proxy statement and form of proxy relating to that meeting. Any such proposals must comply in all respects with the rules and regulations of the Securities and Exchange Commission. With respect to any such proposals received by the Company after March 15, 1999, the persons named in the form of proxy solicited by management will vote the proxy in accordance with their judgement of what is in the best interests of the Company.


     Item 6.  Exhibits and Reports on Form 8-K.

         (a)  The following exhibits are filed with this report:

                10.1    -   Employment Agreement between Robert W. Weaver and
                            the Company.

                11.1    -   Statement Re:  Computation of Diluted Earnings
                            Per Share.

                27.1    -   Financial Data Schedule (for SEC use only).

                27.2    -   Restated Financial Data Schedule (for SEC use only).


         (b)  Reports on Form 8-K

              None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                P.A.M. TRANSPORTATION SERVICES, INC.




Dated:   August 12, 1998          /s/  Robert W Weaver
                                       President and Chief Executive Officer
                                       (principal executive officer)




Dated:   August 12, 1998          /s/  Larry J. Goddard
                                       Vice President-Finance, Chief Financial
                                       Officer, Secretary and Treasurer
                                       (principal accounting and financial
                                       officer)