Form 10-Q
period 1998-09-30
PAM TRANSPORTATION SERVICES INC
filed 1998-11-12
CIK 798287

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

( x )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1998
                                 ------------------
                                       OR

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

Yes  X              No
    ---               ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                                 Outstanding at November 9, 1998
           -----                                 -------------------------------
Common Stock, $.01 Par Value                                8,347,957

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                 September 30,     December 31,
                                                     1998             1997
                                                     ----             ----
                                                  (unaudited)        (note)
ASSETS
Current assets:
      Cash and cash equivalents                    $     338       $   6,401
      Receivables:
           Trade, net of allowance                    19,250          16,915
           Other                                       3,990           1,703
      Equipment held for sale                            170           1,529
      Operating supplies and inventories                 458             449
      Deferred income taxes                              187              61
      Prepaid expenses and deposits                    3,806           3,384
      Income taxes refundable                             20             415
                                                   ---------       ---------
           Total current assets                       28,219          30,857


Property and equipment, at cost                      131,138         103,572
      Less: accumulated depreciation                 (44,229)        (37,382)
                                                   ---------       ---------
           Net property and equipment                 86,909          66,190


Other assets:
      Excess of cost over net assets acquired          2,308           2,400
      Non compete agreement                              407             737
      Other                                              752             504
                                                   ---------       ---------
           Total other assets                          3,467           3,641
                                                   ---------       ---------
Total assets                                       $ 118,595       $ 100,688
                                                   =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current maturities of long-term debt         $  10,907       $  15,544
      Trade accounts payable                          17,101           9,233
      Other current liabilities                        5,723           4,835
                                                   ---------       ---------
           Total current liabilities                  33,731          29,612


Long-term debt, less current portion                  32,952          28,226
Non compete agreement                                     --             312
Deferred income taxes                                 12,362           9,376
Shareholders' equity:
      Common stock                                        83              83
      Additional paid-in capital                      18,768          18,592
      Retained earnings                               20,699          14,487
                                                   ---------       ---------
           Total shareholders' equity                 39,550          33,162
                                                   ---------       ---------
Total liabilities and shareholders' equity         $ 118,595       $ 100,688
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

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                        (thousands except per share data)


                                                      Three Months Ended                   Nine Months Ended
                                                         September 30,                       September 30,

                                                   1998              1997               1998             1997
                                                   ----              ----               ----             ----

Operating revenues                             $    34,131       $    30,776       $   105,583       $    94,759

Operating expenses:
  Salaries, wages and benefits                      15,419            14,071            47,852            42,936
  Operating supplies                                 6,361             5,714            19,714            18,152
  Rent/purchased transportation                        224               487               697             1,342
  Depreciation and amortization                      3,447             3,243            10,492             9,598
  Operating taxes and licenses                       2,080             1,843             6,106             5,608
  Insurance and claims                               1,483             1,390             4,436             4,223
  Communications and utilities                         410               251             1,168               699
  Other                                                715               582             2,060             1,731
  Loss (Gain) on sale of equipment                     (17)                0                56                 0
                                               -----------       -----------       -----------       -----------
                                                    30,122            27,581            92,581            84,289
                                               -----------       -----------       -----------       -----------
Operating income                                     4,009             3,195            13,002            10,470

Other income (expense)

  Interest expense                                    (981)             (801)           (2,838)           (2,560)
                                               -----------       -----------       -----------       -----------
                                                      (981)             (801)           (2,838)           (2,560)

Income before income taxes                           3,028             2,394            10,164             7,910

Income taxes --current                                 185               429               926               988

             --deferred                                990               481             3,025             2,061
                                               -----------       -----------       -----------       -----------
                                                     1,175               910             3,951             3,049
Net income                                     $     1,853       $     1,484       $     6,213       $     4,861
                                               ===========       ===========       ===========       ===========
Net income per common share:
  Basic                                        $      0.22       $      0.18       $      0.75       $      0.60
                                               ===========       ===========       ===========       ===========
  Diluted                                      $      0.22       $      0.18       $      0.74       $      0.59
                                               ===========       ===========       ===========       ===========

Average common shares outstanding-Basic          8,312,674         8,223,490         8,299,568         8,166,171
                                               ===========       ===========       ===========       ===========
Average common shares outstanding-Diluted        8,421,163         8,362,783         8,452,355         8,228,282
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

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                               Nine Months Ended
                                                                 September 30,

                                                            1998              1997
                                                            ----              ----
OPERATING ACTIVITIES
Net income                                               $   6,213       $   4,861
  Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation and amortization                         10,492           9,598
      Non compete agreement amortization                       330             330
      Provision for deferred income taxes                    3,025           2,061
      Loss on retirement of property and equipment              56               0
      Changes in operating assets and liabilities:
         Accounts receivable                                (4,228)         (4,513)
         Prepaid expenses and other current assets            (678)           (136)
         Accounts payable                                    7,868           2,468
         Accrued expenses                                      887           1,386
                                                         ---------       ---------
Net cash provided by operating activities                   23,965          16,055

INVESTING ACTIVITIES
Purchases of property and equipment                        (33,564)        (11,832)
Proceeds from sales of assets                                3,584             145
                                                         ---------       ---------
Net cash used in investing activities                      (29,980)        (11,687)

FINANCING ACTIVITIES
Borrowings under lines of credit                           125,632         108,014
Repayments under lines of credit                          (129,116)       (112,822)
Borrowings of long-term debt                                24,505           6,131
Repayments of long-term debt                               (21,245)        (11,638)
Proceeds from exercise of stock options                        176             422
                                                         ---------       ---------
Net cash provided by (used in) financing activities            (48)         (9,893)
                                                         ---------       ---------
Net decrease in cash and cash equivalents                   (6,063)         (5,525)

Cash and cash equivalents at beginning of period         $   6,401       $   5,940
                                                         ---------       ---------

Cash and cash equivalents at end of period               $     338       $     415
                                                         =========       =========

            See notes to condensed consolidated financial statements.

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998

NOTE A: BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B:  NOTES PAYABLE AND LONG-TERM DEBT
In the first nine months of 1998, the Company's subsidiaries, P.A.M. Dedicated Services, Inc. and Choctaw Express, Inc., entered into installment obligations for the purchase of revenue equipment in the aggregate amount of approximately $20.8 million and $3.7 million, respectively. These obligations are payable in 36, 48 and 60 monthly installments at interest rates ranging from 6.19% to 7.50%.

NOTE C:  NEW ACCOUNTING PRONOUNCEMENT
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value. The Company has determined that the adoption of this statement will have no material effect on its financial statements.

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

THREE MONTHS ENDED SEPTEMBER 30, 1998 VS. THREE MONTHS ENDED SEPTEMBER 30, 1997 For the quarter ended September 30, 1998, revenues increased 10.9% to $34.1 million as compared to $30.8 million for the quarter ended September 30, 1997. The main factor for the increase in revenues was a 14.9% increase in the average number of tractors from 917 in the third quarter of 1997 compared to 1,054 in third quarter of 1998.

The Company's operating ratio improved to 88.2% of revenues in the third quarter of 1998 compared to 89.6% in the third quarter of 1997.

Salaries, wages and benefits decreased from 45.7% of revenues in the third quarter of 1997 to 45.2% of revenues in the third quarter of 1998. This decrease was due to the replacement of higher cost fleet owners with company drivers and discontinuation of the fuel surcharge paid to fleet owners. The decrease was partially offset by an increase in amounts paid to company drivers due to changes in driver pay packages early in the first quarter of 1998.

Rent and purchased transportation decreased from 1.6% of revenues in the third quarter of 1997 to 0.7% of revenues in the third quarter of 1998. This decrease was due to the replacement of rental trailers with company-owned trailers and a planned decrease in intermodal operations, thus reducing purchased transportation costs.

Communications and utilities increased from 0.8% of revenues in the third quarter of 1997 to 1.2% of revenues in the third quarter of 1998 due to increased usage of Qualcomm satellite tracking units.

NINE MONTHS ENDED SEPTEMBER 30, 1998 VS. NINE MONTHS ENDED SEPTEMBER 30, 1997 For the nine months ended September 30, 1998, revenues increased 11.4% to $105.6 million as compared to $94.8 million for the nine months ended September 30, 1997. The main factor for the increase in revenues was a 13.0% increase in the average number of tractors from 917 for the first nine months of 1997 compared to 1,036 for the first nine months of 1998.

The Company's operating ratio improved to 87.7% of revenues in the first nine months of 1998 compared to 89.0% in the first nine months of 1997.

Operating supplies and expenses decreased from 19.2% of revenues in the first nine months of 1997 to 18.7% of revenues in the first nine months of 1998. The decrease represents a lower price paid for diesel fuel.

Rent and purchased transportation decreased from 1.4% of revenues in the first nine months of 1997 to 0.7% of revenues in the first nine months of 1998. This decrease was due to the replacement of rental trailers with company-owned trailers and a planned decrease in intermodal operations, thus reducing purchased transportation costs.

Communications and utilities increased from 0.7% of revenues in the first nine months of 1997 to 1.1% of revenues in the first nine months of 1998 due to increased usage of Qualcomm units and federal surcharges related to inbound "toll-free" calls initiated from payphones.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1998, the Company generated $24.0 million in cash from operating activities. Investing activities used $30.0 million in cash in the first nine months of 1998. Financing activities neither generated or used cash in the first nine months of 1998 primarily due to borrowings and repayments of approximately the same amount.

The Company's principal subsidiary, P.A.M. Transport, Inc., has a $15.0 million secured bank line of credit subject to borrowing limitations. The line of credit includes a provision that allows the Company to finance equipment at a reduced interest rate of LIBOR + 1.50% (currently 7.14%). The maximum amount of equipment that may be financed under this equipment provision is $7.5 million with the remaining $7.5 million representing a general "working capital" line of credit at an interest rate of LIBOR + 1.85% (currently 7.49%). Outstanding advances on this line of credit were approximately $3.3 million at September 30, 1998, including $1.6 million in letters of credit. The Company's borrowing base limitation at September 30, 1998 was $11.7 million. The line of credit is guaranteed by the Company and matures on May 31, 1999 while the equipment portion of the line of credit matures on May 31, 2000.

In addition to cash flow from operations, the Company uses its existing line of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions, such as installment notes (generally three to five year terms at fixed rates), are typically entered into for the purchase of revenue equipment; however, the Company purchased additional revenue equipment during the first nine months of 1998 with a cost of approximately $5.6 million using its existing line of credit. In addition, P.A.M. Dedicated Services, Inc. and Choctaw Express, Inc., subsidiaries of the Company, entered into installment obligations during the first nine months of 1998 for the purchase of revenue equipment in the amount of approximately $20.8 and $3.7 million, respectively, payable in 36, 48 and 60 monthly installments at interest rates ranging from 6.19% to 7.50%.

In addition, during the remainder of 1998, the Company plans to replace 165 tractors and to add 10 tractors and 50 trailers which would result in additional debt of approximately $10.3 million. Management expects that the Company's existing working capital and its available line of credit will be sufficient to meet the Company's current capital commitments, to repay indebtedness coming due in fiscal 1998, and to fund its operating needs during the remainder of fiscal 1998.

YEAR 2000

In the next two years, many companies may face a potentially serious information systems problem because their computer software applications and operational programs may not properly recognize calendar dates beginning in the Year 2000. This problem could force computers to either shut down or provide incorrect data or information causing a temporary inability to process transactions. Accordingly, a disruption of normal business activities may occur.

The Company began the process of identifying the changes required to its computer programs and hardware in 1997 and has completed its Year 2000 assessment consisting of an analysis of all information systems, data and voice networks, physical plants, rolling stock electronic systems and external suppliers and customers. The Company has determined its overall risk due to Year 2000 failures and has developed a strategy to repair or replace any system determined to be non-compliant by June 30, 1999. The Company anticipates funding all Year 2000 related expenditures, which are currently estimated at $50,000, from operating cash flows and as of September 30, 1998 the Company had incurred costs of approximately $5,000 related to Year 2000 issues.

All information systems requiring replacement or remediation are under a vendor software maintenance contract, which includes an upgrade to a Year 2000 compatible version. The software vendor has released its Year 2000 compatible version, which has been initially installed and is being used by one of the Company's subsidiaries in order to analyze and test Year 2000 compatability. This version has passed all of the Company's Year 2000 tests and the Company believes it is Year 2000 compliant. The Company's remaining subsidiaries are expected to convert to the Year 2000 software version by June 30, 1999.

The Company has surveyed its major suppliers for their state of readiness. Major suppliers and customers whose responses indicate they may not be Year 2000 compatible in a timely fashion are being monitored on a monthly basis. The Company is planning another survey to cover secondary suppliers and customers. This survey is expected to be completed by December 31, 1998. The Company has also issued certification requests to the software companies on which its computer programs rely seeking assurance that they will be Year 2000 compliant. Approximately 95% of the questionnaires have been returned. Respondents have indicated that they are currently Year 2000 compliant or will be well in advance of the Year 2000.

The Company's contingency plans relative to the Year 2000 have not been finalized. These plans are evolving as the testing of systems progresses and the Company's subsidiaries continue to convert to Year 2000 compliant software. During the testing and conversion phase (scheduled for completion by June 30, 1999), management will develop and modify a "worst case scenario" contingency plan based on testing and conversion results.

The related costs and projected completion dates for Year 2000 compatability are based upon management's best estimates. However, management cannot predict the impact on the Company's business, financial condition, and results of operations if customers and suppliers fail or delay to address Year 2000 issues.

                           PART II. OTHER INFORMATION


Item 5.  Other Information.

         On October 21, 1998, the Company signed a letter of intent to acquire certain assets of Decker Transport, Inc. ("Decker") and Van Houten Ltd ("Van Houten") of Riverdale, New Jersey. Terms of the transaction were not disclosed. The acquisition is subject to completion of a due diligence investigation, execution of a definitive agreement and certain regulatory approvals. The parties anticipate closing the purchase by the end of 1998. The Company anticipates funding the acquisition of the Decker and Van Houten assets from existing working capital and its available line of credit.

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



                                P.A.M. TRANSPORTATION SERVICES, INC.




Dated:   November 9, 1998        By:/s/ Robert W. Weaver
                                    ------------------------
                                    Robert W Weaver
                                    President and Chief Executive Officer
                                    (principal executive officer)




Dated:   November 9, 1998        By:/s/ Larry J. Goddard
                                    ------------------------
                                    Larry J. Goddard
                                    Vice President-Finance, Chief Financial
                                    Officer, Secretary and Treasurer
                                    (principal accounting and financial officer)