Form 10-K
period 1998-12-31
PAM TRANSPORTATION SERVICES INC
filed 1999-03-31
CIK 798287

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on March 12, 1999 was $18,547,227. Solely for the purposes of this response, executive officers, directors and beneficial owners of more than five percent of the Company's common stock are considered the affiliates of the Company at that date.

The number of shares outstanding of the issuer's common stock, as of March 12, 1999: 8,371,257 shares of $.01 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
      The Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in 1999 is incorporated by reference in answer to Part III of this report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in
Part I, Item 1.

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, general economic conditions, competition in the transportation industry and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

                                     PART I

ITEM 1.  BUSINESS.

      P.A.M. Transportation Services, Inc. (the "Company"), operating through its wholly-owned subsidiaries, is an irregular route, common and contract motor carrier authorized to transport general commodities throughout the continental United States and the Canadian provinces of Ontario and Quebec, pursuant to operating authorities granted by the former Interstate Commerce Commission ("ICC"), various state regulatory agencies and Canadian regulatory agencies. Under its operating authorities, the Company may transport all types of freight (except household goods, commodities in bulk and certain explosives) intrastate within any state, and from any point in the continental United States, Ontario or Quebec to any other point in the continental United States or in Ontario or Quebec over any route selected by the Company. The Company transports dry freight commodities ("freight") in 48-foot and 53-foot long, high cube conventional and specialized freight vans ("trailers"). The freight consists primarily of automotive parts, consumer goods, such as general retail store merchandise and products from the manufacturing sector, such as heating and air conditioning units. All freight is transported as truckload quantities.

      The Company is a holding company organized under the laws of the State of Delaware in June 1986 and conducts its operations through its wholly-owned subsidiaries, P.A.M. Transport, Inc. ("P.A.M. Transport"), P.A.M. Special Services, Inc., T.T.X., Inc., P.A.M. Dedicated Services, Inc., P.A.M. Logistics Services, Inc., Choctaw Express, Inc., Choctaw Brokerage, Inc., Allen Freight Services, Inc. and Decker Transport Co. Inc. The Company's operating authorities are held by P.A.M. Transport, P.A.M. Dedicated Services, Inc., Choctaw Express, Inc., Choctaw Brokerage, Inc., Allen Freight Services, Inc. and Decker Transport Co. Inc. Although not organized until June 1986, the Company is, for financial accounting purposes, the successor to P.A.M. Transport, which was organized under the laws of the State of Arkansas in 1980. Unless the context otherwise requires, all references to the Company in this Annual Report on Form 10-K include P.A.M. Transportation Services, Inc. and its subsidiaries. At December 31, 1998, the Company operated a transport fleet consisting of 1,127 over-the-road tractors ("tractors") and 2,784 trailers.

       On January 11, 1999, the Company acquired, through a wholly-owned subsidiary, substantially all of the assets and liabilities of Decker Transport Inc. ("Decker") and Van Houten Ltd. (individually, "Van Houten" and collectively with Decker, "Sellers") of Riverdale, New Jersey. The assets include, but are not limited to, Sellers' tractors, trailers, personal property, equipment and other real and personal property leases, and business contracts. Prior to the acquisition, Decker conducted an irregular route, common and contract motor carrier business and was authorized to transport general commodities throughout the continental United States and the Canadian provinces of Quebec and Ontario. Van Houten was an equipment leasing company. The Company intends to continue using the assets in the same manner as they were used by Sellers. Under the terms of the acquisition, the aggregate purchase price for Sellers' assets and for certain non-competition covenants entered into by Sellers and William Van Houten, Sellers' sole shareholder, was approximately $13.8 million (subject to certain post closing adjustments as set forth below) plus assumed liabilities of approximately $14.1 million. The transaction price was determined through arms-length negotiations between the Company and William Van Houten.

      The Company is headquartered and maintains its primary terminal, maintenance facilities and corporate and administrative offices in Tontitown in the northwest corner of Arkansas, a major center for the trucking industry and where the support services (including warranty repair services) of most major tractor and trailer equipment manufacturers are readily available.

MARKETING/MAJOR CUSTOMERS

      The Company's marketing emphasis is directed to that segment of the truckload market which is generally service-sensitive, as opposed to being solely price competitive. Since 1990, the Company has diversified its marketing efforts to gain access to non-traditional freight traffic, including international (Mexico and Canada), domestic regional short-haul, dedicated fleetservices and intermodal transportation. The Company also participates in various "core carrier" partnerships with its larger customers. The Company estimates that approximately 60% of its deliveries to customers are made on a JIT ("just in time") basis, whereby products and raw materials are scheduled for delivery as they are needed on the retail customer's shelves or in the manufacturing customer's production line. Such requirements place a premium on the freight carrier's delivery performance and reliability. With respect to these JIT deliveries, approximately 40% require the use of two-man driver teams to meet the customer's schedule. The need for this service is a product of modern manufacturing and assembly methods which are designed to drastically decrease inventory levels and handling costs.

      The Company's marketing efforts are conducted by seven outside sales persons domiciled within the Company's major markets. Field personnel are supervised from Company headquarters, emphasizing an even flow of freight traffic (balance between originations and destinations in a given geographical area) and minimization of movement of empty equipment.

      During 1998, the Company's five largest customers, for which the Company provides carrier services covering a number of geographic locations, accounted for approximately 58% of total revenues. General Motors Corporation accounted for approximately 35% of 1998 revenues and Delphi Automotive System Corporation accounted for approximately 12% of 1998 revenues. A total loss of this business, however unlikely, would have an adverse impact on the Company's operations, at least over the short term.

      The Company also provides transportation services to other manufacturers who are suppliers for automobile manufacturers. As a result, concentration of the Company's business within the industry is greater than the concentration in a single customer. Of the Company's revenues for 1998 that were attributable to its top ten customers, approximately 48% were derived from transportation services provided to the automobile industry.

      The Company is no longer required to file tariffs with the Interstate Commerce Commission ("ICC") or any successor agency. See "Regulation."

OPERATIONS

      The Company maintains 24-hour dispatch offices at its headquarters, as well as its offices in Jacksonville, Florida; Columbia, Mississippi; Warren, Ohio; and Oklahoma City, Oklahoma; with a toll free WATS line to facilitate communications with both customers and drivers. The location, status and contact assignment of all of the Company's equipment are available on an up-to-date basis through the Company's computer system, which permits the Company to better meet delivery schedules, respond to customer inquiries and match equipment with the next available load.

      The Company has installed Qualcomm Omnitracs(TM) display units in all of its tractors. The Omnitracs system is a satellite-based global positioning and communications system that allows fleet managers to communicate directly with drivers. Drivers can provide location status and updates directly to the customer's computer, saving telephone usage cost, lost productivity, and inconvenience. The Omnitracs system provides customer service with accurate estimated time of arrival information which optimizes load selection and service levels to the Company's customers.

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

OVER-THE-ROAD EQUIPMENT

      The Company operated a fleet of 1,127 tractors and 2,784 trailers at December 31, 1998. All of the trailers and all except 94 tractors are owned or leased by the Company. The trailer fleet is made up of 765 48' by 102" dry vans and 2,019 53' by 102" dry vans. In 1993, the Company began its trailer fleet conversion to air ride equipment and the Company intends to purchase only air ride trailers in the future. The Company also has certain specialized drop-frame trailers. The tractors that are not Company owned are leased from owner/operators on a per mile basis.

      At the end of the respective years, the average age of the Company's tractors was 1.85 in 1996, 1.94 in 1997, and 1.74 in 1998. The average age of the Company's trailer fleet was 2.60, 2.85, and 3.31 at the end of 1996, 1997, and 1998, respectively.

      During 1998, the Company purchased 403 new tractors and 770 new trailers and disposed of 251 tractors and 664 trailers. During 1999, the Company expects to purchase 370 new tractors and 455 new trailers while continuing to sell or trade older equipment.

MAINTENANCE

      The Company has a strictly enforced comprehensive preventive maintenance program for the tractors and trailers it operates. Inspections and various levels of repair and preventive maintenance are performed at set mileage intervals on both tractors and trailers. Although a significant portion of maintenance is performed at the Company's maintenance facility in Tontitown, Arkansas, the Company's subsidiaries have additional maintenance facilities in Columbia, Mississippi; Springfield, Missouri; Riverdale, New Jersey; Willard and Warren, Ohio; Oklahoma City, Oklahoma; and Irving, Laredo and El Paso, Texas. These facilities enhance the Company's preventive and routine maintenance operations and are strategically located on major transportation routes where a majority of the Company's freight originates and terminates. A maintenance and safety inspection is performed on all vehicles each time they return to a terminal. The Company's primary maintenance facilities consist of thirteen mechanical repair bays, four body-shop bays and three safety and maintenance inspection bays. The Company believes that its current maintenance facilities will be adequate to accommodate its fleet for the foreseeable future.

      The Company's tractors carry full warranty coverage of at least 100,000 miles. Extended warranties are negotiated with the manufacturer and major component manufacturer (i.e., engine, transmission, differential) for up to 750,000 miles. Trailers are also warranted by the manufacturer and major component manufacturer for up to five years.

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

DRIVERS

      At December 31, 1998, the Company utilized 1,367 drivers in its operations. All drivers are recruited, screened, drug tested and trained and are subject to the control and supervision of the Company's operations and safety departments. The Company's driver training program stresses the importance of safety and reliable, on-time delivery. Drivers are required to report to their dispatchers daily and at the earliest possible moment when any condition en route occurs which might delay their scheduled delivery time.

      The Company's drivers are selected only after strict application screening and drug testing. Before being permitted to operate a vehicle for the Company, drivers must undergo classroom instruction on Company policies and procedures, safety techniques and proper operation of equipment and then must pass both written and road tests. Instruction in defensive driving and safety techniques continues after hiring, with the Company holding seminars at its terminals in Tontitown, Arkansas; Jacksonville, Florida;

Columbia, Mississippi; Riverdale, New Jersey; Warren, Ohio; and Oklahoma City, Oklahoma. The Company currently employs approximately 41 persons on a full-time basis in its driver recruiting, training and safety instruction programs.

      The Company's drivers are compensated on the basis of miles driven, loading and unloading, extra stop pay and layovers in transit. Drivers can earn bonuses by recruiting other qualified drivers who become employed by the Company and both cash and non-cash prizes are awarded for consecutive periods of safe, accident-free driving.

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

EMPLOYEES

      At December 31, 1998, the Company employed 1,656 persons, of which 1,367 are drivers, 78 are maintenance personnel, 98 are employed in operations, 21 are employed in marketing, 41 are employed in safety and personnel, and 51 are employed in general administration and accounting. Of the total number of employees, 167 of the Company's employees are salaried, and the remainder are employed on an hourly or mileage basis. The Company also has 94 owner/operators under contract who are compensated on a per mile basis. None of these employees are represented by a collective bargaining unit and the Company believes that its employee relations are good.

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

      Currently, the ICC and the DOT operate separate registration systems. The ICC requires that interstate, for hire carriers receive a license (operating authority) with the standards for granting of authority limited to a showing of safety and fitness and insurance coverage at a specified level. The DOT registration system extends to all carriers, including private and exempt carriers not regulated by the ICC. The DOT assigns each carrier an identification number. Carriers are not required to show proof of insurance at the time of DOT registration, nor is any fee currently charged. The Termination Act continues the two registration systems for a period of twenty-four months, during which time the Secretary of Transportation shall conduct a rule-making and implement changes to consolidate these two registration systems into one system. The new system will serve as a clearing house and depository of information on and identification of all domestic and foreign motor carriers, brokers, freight forwarders and others required to register. The DOT will utilize the information in overseeing safety fitness and compliance with required levels of insurance. Registrations will be renewed periodically and the on-line system will be available to state authorities and the public.

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

EXECUTIVE OFFICERS

       The executive officers of the Company are as follows:


                   Name                       Position with Company
                   ----                       ---------------------
              Robert W. Weaver          President and Chief Executive Officer

              W. Clif Lawson            Executive Vice President and Chief
                                        Operating Officer

              Larry J. Goddard          Vice President-Finance, Chief Financial
                                        Officer, Secretary and Treasurer

      ROBERT W. WEAVER, age 49, is a co-founder of the Company and served as its Vice President from March 1980 to June 1986. He was President and Chief Operating Officer from June 1986 until he resigned in February 1987. Between February 1987 and September 1989, he was self-employed as a transportation consultant. In September 1989, Mr. Weaver returned to the Company as President and Chief Operating Officer and a director. On February 22, 1990, he was appointed Chief Executive Officer.


      W. CLIF LAWSON, age 45, has been Executive Vice President of the Company since August 1989 and Chief Operating Officer since March 1992. He joined the Company in June 1984 and served in various operations and sales capacities until August 1989.

      LARRY J. GODDARD, age 40, has been Vice President-Finance and Chief Financial Officer since January 1991 and served as Controller of the Company from May 1989 to January 1991. In addition, he has served as Secretary since September 1989, and Treasurer since May 1991. From November 1987 to May 1989, he served as General Accounting Manager of the Company.

ITEM 2.  PROPERTIES.

      The Company's executive offices and primary terminal facilities are located in Tontitown, Arkansas. The Company's facilities are located on approximately 45 acres and consist of 79,193 square feet of office space and maintenance and storage facilities. The Company's facilities in Tontitown are owned by the Company.

      The Company's subsidiaries also lease terminal facilities in Jacksonville, Florida; Springfield, Missouri; Riverdale, New Jersey; Willard and Warren, Ohio; Oklahoma City, Oklahoma; Memphis, Tennessee; and Laredo, El Paso, and Irving, Texas; the terminal facilities in Columbia, Mississippi are owned. These facilities are leased primarily on a month-to-month basis, and provide on-the-road maintenance and trailer drop and relay stations. The Company's subsidiaries also lease an aggregate of 18 other locations as trailer drop and relay stations only.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders of the Company during the fourth quarter ended December 31, 1998.

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


Fiscal Year Ended December 31, 1998
                                                    High          Low
                                                    ----          ---
First Quarter                                      $11 3/4      $8 3/4

Second Quarter                                          12       8 3/4

Third Quarter                                           10       6 1/4

Fourth Quarter                                           9       6 1/2


Fiscal Year Ended December 31, 1997
                                                    High          Low
                                                    ----          ---
First Quarter                                      $ 7 1/4      $4 3/8

Second Quarter                                       8 1/2       5 1/4

Third Quarter                                       10 1/8       7 7/8

Fourth Quarter                                      12 1/4       7 3/4

      As of March 12, 1999, the number of stockholders of record was approximately 354. The Company has not declared or paid any cash dividend on its common stock. The policy of the Board of Directors of the Company is to retain earnings for the expansion and development of the Company's business. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including the Company's earnings, financial condition and other factors deemed relevant by the Board of Directors.

\


ITEM 6.  SELECTED FINANCIAL DATA.

      The following selected financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.

                                                                                Years ended December 31,
                                                       1998                1997        1996           1995         1994
                                                       ----                ----        ----           ----         ----
                                                                       (in thousands, except per share amounts)
Statements of Operations:
Operating revenues                                   $ 143,164       $ 127,211      $ 113,021       $  91,595     $  76,147
                                                     ---------       ---------      ---------       ---------     ---------
Operating Expenses:
  Salaries, wages and benefits                          65,169          57,662         52,444          40,020        33,647
  Operating supplies                                    26,511          24,666         21,909          16,719        14,688
  Rent and purchased transportation                      1,082           1,655          1,824           1,538           991
  Depreciation and amortization                         14,003          12,995         11,999           9,428         7,142
  Operating taxes and licenses                           8,388           7,581          6,734           5,608         5,078
  Insurance and claims                                   6,069           5,571          5,004           4,163         3,816
  Communications and utilities                           1,583           1,001          1,090             852           868
  Other                                                  3,131           2,394          2,077           1,666         1,279
  (Gain) loss on sale or disposal of
      property and equipment                               168              71            375             159          (334)
                                                     ---------       ---------      ---------       ---------     ---------
               Total operating expenses                126,104         113,596        103,456          80,153        67,175
                                                     ---------       ---------      ---------       ---------     ---------

Operating income                                        17,060          13,615          9,565          11,442         8,972
Interest expense                                        (3,830)         (3,423)        (4,137)         (3,521)       (2,926)
Other                                                        1               0             31             166           217
                                                     ---------       ---------      ---------       ---------     ---------

Income before income taxes and
  dividends on redeemable preferred stock               13,231          10,192          5,459           8,087         6,263
Income taxes                                             5,158           3,892          2,147           3,073         2,493
                                                     ---------       ---------      ---------       ---------     ---------

Income before dividends on
  redeemable preferred stock                             8,073           6,300          3,312           5,014         3,770
Accrued dividends on redeemable preferred stock              0               0              0               0            30
                                                     ---------       ---------      ---------       ---------     ---------
Net income                                           $   8,073       $   6,300      $   3,312       $   5,014     $   3,740
                                                     =========       =========      =========       =========     =========

Earnings per common share:
  Basic                                              $     .97       $     .77      $     .66       $    1.01     $     .76
                                                     =========       =========      =========       =========     =========
  Diluted                                            $     .96       $     .76      $     .44       $     .65     $     .50
                                                     =========       =========      =========       =========     =========

Average common shares outstanding- Basic                 8,306           8,192          5,035           4,970         4,921
                                                     =========       =========      =========       =========     =========
Average common shares outstanding- Diluted               8,444(1)        8,290(1)       7,578(1)        7,654(1)      7,520(1)
                                                     =========       =========      =========       =========     =========

--------------------

(1) Income per share for 1998, 1997, 1996, 1995 and 1994 assumes the exercise of stock purchase warrants an stock options to purchase an aggregate of 317,040, 347,850, 3,545,280, 3,529,278 and 3,454,549 shares of Common
     Stock, respectively.


                                               Balance Sheet Data
                                                 At December 31,
                             1998          1997         1996         1995         1994
                             ----          ----         ----         ----         ----
                                                  (in thousands)

Total assets              $126,471      $100,688      $94,895      $86,808      $65,324
Long-term debt              44,816        28,226       34,938       37,966       32,206
Shareholders' equity        41,457        33,162       26,312       18,232       13,034



                                                                               Operating Data
                                                                        For the Year Ended December 31,
                                              1998             1997             1996              1995             1994
                                              ----             ----             ----              ----             ----
Operating ratio(1)                              88.1%            89.4%            91.5%            87.5%            88.2%
Average number of truckloads per week          3,425            2,874            2,437            1,913            1,617
Average miles per trip                           767              786              845              899              859
Total miles traveled (in thousands)          131,847          115,622          102,946           85,588           69,128
Average miles per tractor                    125,569          125,404          122,250          118,424          116,181
Average revenue per tractor per week        $  2,716         $  2,694         $  2,684         $  2,711         $  2,668
Average revenue per loaded mile             $   1.15         $   1.17         $   1.17         $   1.14         $   1.18
Empty mile factor                                 .5%             5.8%             6.1%             6.2%             6.8%

AT END OF PERIOD:
Total Company-owned/leased tractors            1,127(2)           975(2)           912(3)           716(4)           595(5)
Average age of all tractors (in years)          1.74             1.94             1.85             1.26             1.70
Total trailers                                 2,784(6)         2,678(7)         2,398(8)         1,638(9)         1,434(8)
Average age of trailers (in years)              3.31             2.85             2.60             2.34             2.09
Number of employees                            1,656            1,446            1,438            1,192              859


(1)  Total operating expenses as a percentage of total operating revenues.
(2)  Includes 94 owner operator tractors.
(3)  Includes 126 owner operator tractors.
(4)  Includes 45 owner operator tractors.
(5)  Includes 40 owner operator tractors.
(6) Includes 46 trailers leased from an affiliate of the Company's majority shareholder.
(7) Includes 66 trailers leased from an affiliate of the Company's majority shareholder.
(8) Includes 74 trailers leased from an affiliate of the Company's majority shareholder.
(9) Includes 82 trailers leased from an affiliate of the Company's majority shareholder.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, general economic conditions, competition in the transportation industry and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

      The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.


                                            Percentage of Operating Revenues
                                            --------------------------------

                                                Years ended December 31,
                                                ------------------------
                                            1998          1997          1996
                                            ----          ----          ----
Operating revenues                          100%          100%          100%
                                            ----          ----          ----
Operating expenses:
  Salaries, wages and benefits              45.5          45.3          46.4
  Operating supplies                        18.5          19.4          19.4
  Rent and purchased transportation           .8           1.3           1.6
  Depreciation and amortization              9.8          10.2          10.6
  Operating taxes and licenses               5.9           6.0           6.0
  Insurance and claims                       4.2           4.4           4.4
  Communications and utilities               1.1           0.8           1.0
  Other                                      2.2           1.9           1.8
 Loss on sale or disposal of
    property and equipment                   0.1           0.1           0.3
                                            ----          ----          ----
        Total operating expenses            88.1          89.4          91.5
                                            ----          ----          ----
Operating income                            11.9          10.6           8.5
Interest expense                            (2.7)         (2.7)         (3.7)
Other, net                                    --            --            --
                                            ----          ----          ----
Income before income taxes                   9.2           7.9           4.8
Federal and state income taxes              (3.6)         (3.1)         (1.9)
                                            ----          ----          ----
Net income                                   5.6           4.8           2.9
                                            ====          ====          ====

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

        For the year ended December 31, 1998, revenues increased 12.5% to $143 million as compared to $127 million for the year ended December 31, 1997. The Company's utilization (revenue per tractor per work day) increased .74% from $539 in 1997 to $543 in 1998.

        The Company's operating ratio improved from 89.4% in 1997 to 88.1% in 1998.

        Operating supplies and expenses decreased from 19.4% of revenues in 1997 to 18.5% of revenues in 1998, reflecting a decrease of 1.9% in fuel costs for 1998. This decrease was partially offset by an increase of .8% in driver recruiting and training costs.

        Rent and purchased transportation decreased from 1.3% of revenues in 1997 to 0.8% of revenues in 1998. This decrease was due to the replacement of rental trailers with Company-owned trailers and a planned decrease in intermodal operations, thus reducing purchased transportation costs.

        The Company's effective tax rate increased from 38.2% in 1997 to 39.0% in 1998.

        At December 31, 1998, the Company's deferred tax assets were $7.8 million and deferred tax liabilities were $20.9 million. In assessing the need for a valuation allowance against deferred tax assets at December 31, 1998, management considered the following factors: 1) the Company has recorded $13.1 million in deferred tax liabilities for future taxable temporary differences (primarily depreciation related) which will result in additional taxable income in future periods; 2) the Company's recent operating results have produced a total of more than $28.9 million of pretax accounting income for 1998, 1997 and 1996 and net operating loss carryovers have offset all taxable income in these years; 3) the Company has various alternatives, such as equipment leasing to utilize net operating losses, which might otherwise expire; and 4) the Company's carryover periods for its deferred tax assets are extensive, with expiration beginning in 2003 for net operating losses and 1999 for investment credits.

1997 COMPARED TO 1996

        For the year ended December 31, 1997, revenues increased 12.6% to $127 million as compared to $113.0 million for the year ended December 31, 1996. The Company's utilization (revenue per tractor per work day) increased .37% from $537 in 1996 to $539 in 1997.

        The Company's operating ratio improved from 91.5% in 1996 to 89.4% in 1997.

        Salaries, wages and benefits decreased from 46.4% of revenues in 1996 to 45.3% in 1997. The major factor for the decrease was a 1.8% decrease in the amounts paid to Allen Freight Services, Inc. (AFS) fleet owners. This decrease was partially offset by an increase of .6% in amounts paid to the AFS company drivers that replaced the AFS fleet owners.

        Interest expense decreased $714,507 in 1997 when compared to 1996, primarily as a result of the Company reducing its long term debt and its borrowings under its line of credit during the fourth quarter 1996 using proceeds of $4.6 million received by the Company in connection with the exercise of stock purchase warrants by its majority shareholder.

        The Company's effective tax rate decreased from 39.3% in 1996 to 38.2% in 1997 as a result of discontinuing the practice of reimbursing nondeductible per diem expenses to AFS's company drivers. The Company's effective tax rate reflects the statutory federal tax rate and the average tax rate of the states in which the Company conducts business.

LIQUIDITY AND CAPITAL RESOURCES

        During 1998, the Company generated $23.5 million in cash from operating activities. The ratio of current assets to current liabilities was 1.2 at the end of 1998, compared to 1.0 at the end of 1997 and 1996.

       Investing activities used $38.3 million in cash in 1998 compared to $16.5 million and $16.9 million in 1997 and 1996, respectively. The cash used in all three years related primarily to the purchase of revenue equipment used in the Company's operations.

        Financing activities provided $14.3 million in cash in 1998 primarily from long term debt incurred to finance the purchase of revenue equipment used in the Company's operations.

        The Company's principal subsidiary, P.A.M. Transport, Inc., has a $15.0 million secured bank line of credit subject to borrowing limitations. The line of credit includes a provision that allows the Company to finance general working capital needs and equipment at a reduced interest rate of LIBOR as of the first day of the month plus 1.50% (7.12% at December 31, 1998). The maximum amount of working capital and/or equipment that may be financed under this provision is $7.5 million with the remaining $7.5 million representing a general working capital line of credit at an interest rate of LIBOR as of the first day of the month plus 1.85% (7.47% at December 31, 1998). Outstanding advances on this line of credit at December 31, 1998 consisted solely of $1.5 million in letters of credit. The Company's borrowing limitation at December 31, 1998 was $13.5 million. This line of credit is guaranteed by the Company and matures May 31, 2000. The line of credit agreement contains restrictive covenants which require the Company to maintain a net worth of $12.5 million and a debt service coverage ratio of not less than 1.0 to 1.0. The line of credit agreement also includes restrictions on dividend payments and certain corporate acts such as mergers and consolidations. At December 31, 1998, the Company was in compliance with all such covenants.

        In addition to cash flow from operations, the Company uses its existing line of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions, such as installment notes (generally three and four year terms at fixed rates) are typically entered into for the purchase of revenue equipment; however, the Company purchased additional revenue equipment during 1998 with a cost of approximately $2.3 million using its existing line of credit. Three subsidiaries of the Company, P.A.M. Transport, Inc., P.A.M. Dedicated Services, Inc., and Choctaw Express, Inc., entered into installment obligations in 1998 for the purchase of replacement revenue equipment which totaled approximately $2.9 million, $28.5 million, and $12.4 million, respectively, payable in 36, 48, and 60 monthly installments at interest rates ranging from 5.75% to 7.50%. The Company's weighted average interest rates on all borrowings were 7.68%, 7.69% and 7.67% for 1998, 1997 and 1996, respectively.

        During 1998, the Company sold or traded revenue equipment for approximately $7.8 million. The Company plans to replace 455 trailers and 370 tractors in 1999, which would result in additional debt of approximately $37.4 million. Management expects that the Company's existing working capital and its available line of credit will be sufficient to meet the Company's capital commitments as of December 31, 1998, to repay indebtedness coming due in the current year, and to fund its operating needs during fiscal 1999.

INSURANCE

        Auto liability and collision coverage are generally subject to a $2,500 deductible per occurrence while cargo loss coverage generally has a $1,000 deductible. The Company maintains a reserve for estimated losses for claims incurred, and maintains a reserve for claims incurred but not reported (based on the Company's historical experience). During 1998, the Company changed from being self-insured for workers' compensation coverage in Arkansas, Oklahoma, Mississippi and Florida with excess coverage maintained for claims exceeding $250,000, to being fully-insured through an insurance company for workers' compensation coverage in those states. The Company continues to be self-insured for workers' compensation coverage in Ohio with excess coverage maintained for claims exceeding $350,000. The Company has reserved for estimated losses to pay such claims as incurred as well as claims incurred but not reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers' compensation reserves. The Company contracts a third-party licensed associate of risk management and a certified Hazard Control Manager to develop its workers' compensation reserves using the Company's historical data of past injuries. Letters of credit are held by a bank as security for workers' compensation claims in Arkansas, Oklahoma, Mississippi, and Florida, respectively, and two letters of credit are held by a bank for auto liability claims.

SEASONALITY

        The Company's revenues do not exhibit a seasonal pattern, due primarily to its varied customer mix. Operating expenses are generally somewhat higher in the winter months, primarily due to decreased fuel efficiency and increased maintenance costs in cold weather.

ENVIRONMENTAL

   The Company has no outstanding inquiries with any federal or state environmental agency at December 31, 1998.

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

         The Company began the process of identifying the changes required to its computer programs and hardware in 1997 and has completed its Year 2000 assessment consisting of an analysis of all information systems, data and voice networks, physical plants, rolling stock electronic systems and external suppliers and customers. The Company has determined its overall risk due to Year 2000 failures and has developed a strategy to repair or replace any system determined to be non-compliant by June 30, 1999. The Company anticipates funding all Year 2000 related expenditures, which are currently estimated at $50,000, from operating cash flows and as of December 31, 1998 the Company had incurred costs of approximately $10,000 related to Year 2000 issues.

         All information systems requiring replacement or remediation are under a vendor software maintenance contract, which includes an upgrade to a Year 2000 compatible version. The software vendor has released its Year 2000 compatible version, which has been initially installed and is being used by one of the Company's subsidiaries in order to analyze and test Year 2000 compatability. This version has passed all of the Company's Year 2000 tests and the Company believes that this software version is Year 2000 compliant. The Company's remaining subsidiaries are expected to convert to the Year 2000 software version by June 30, 1999.

         The Company has surveyed its major suppliers and customers as well as secondary suppliers and customers for their state of readiness. Major suppliers and customers whose responses indicate they may not be Year 2000 compatible in a timely fashion are being monitored on a monthly basis. The Company has also issued certification requests to the software companies on which its computer programs rely seeking assurance that they will be Year 2000 compliant. Approximately 97% of the questionnaires have been returned. Respondents have indicated that they are currently Year 2000 compliant or will be well in advance of the Year 2000.

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

         The related costs and projected completion dates for Year 2000 compatibility are based upon management's best estimates. However, management cannot predict the impact on the Company's business, financial condition, and results of operations if customers and suppliers fail or delay to address Year 2000 issues.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The Company is exposed to cash flow and interest rate risk due to changes in interest rates with respect to its long-term debt. See note 3 to the consolidated financial statements for details on the Company's long-term debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following statements are filed with this report:

                  Report of Independent Public Accountants

                  Consolidated Balance Sheets - December 31, 1998 and 1997

                  Consolidated Statements of Income - Years ended December 31, 1998, 1997 and 1996

                  Consolidated Statements of Shareholders' Equity - Years ended December 31, 1998, 1997 and 1996

                  Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996

                  Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       No response is required to this item.

              P.A.M. Transportation Services, Inc. and Subsidiaries

                        Consolidated Financial Statements


                  Years ended December 31, 1998, 1997 and 1996




                                    CONTENTS

                    Report of Independent Public Accountants

                    Audited Consolidated Financial Statements

                           Consolidated Balance Sheets
                        Consolidated Statements of Income
                 Consolidated Statements of Shareholders' Equity
                      Consolidated Statements of Cash Flows
                   Notes to Consolidated Financial Statements

                    Report of Independent Public Accountants







To the Board of Directors and Shareholders of P.A.M. Transportation Services, Inc.


We have audited the accompanying consolidated balance sheets of P.A.M. Transportation Services, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P.A.M. Transportation Services, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                  ARTHUR ANDERSEN LLP

Fayetteville, Arkansas
February 19, 1999

                      P.A.M. Transportation Services, Inc.

                           Consolidated Balance Sheets
                          (thousands, except par value)



                                                                     DECEMBER 31,

                                                                1998            1997
                                                            -------------------------
   ASSETS (NOTE 1)
   Current assets:
     Cash and cash equivalents                              $   5,963       $   6,401
     Accounts receivable (Note 1):
       Trade, net of allowance for doubtful accounts
       (1998--$579; 1997--$579)                                20,816          16,915
       Other                                                       63           1,703
     Equipment held for sale (Note 1)                             505           1,529
     Operating supplies and inventories                           458             449
     Prepaid expenses and deposits                              3,860           3,384
     Deferred income taxes (Note 4)                                19              61
     Income taxes refundable (Note 4)                              38             415
                                                            -------------------------
   Total current assets                                        31,722          30,857


   Property and equipment (Notes 1,3 and 8):
     Land                                                         959             959
     Structures and improvements                                2,667           2,654
     Revenue equipment                                        124,354          94,439
     Service vehicles                                           1,944           2,024
     Office furniture and equipment                             3,936           3,496
                                                            =========================
                                                              133,860         103,572
     Allowances for depreciation                              (42,429)        (37,382)
                                                            -------------------------
                                                               91,431          66,190
   Other assets:
     Excess of cost over net assets acquired, net of
     accumulated amortization (1998--$849; 1997--$726)          2,277           2,400
     Non-competition agreements, net of accumulated
     amortization (1998--$1,549; 1997--$1,109)                    297             737
   Other                                                          744             504
                                                            -------------------------
                                                                3,318           3,641
                                                            -------------------------
   Total assets                                             $ 126,471       $ 100,688
                                                            =========================



                                                                            DECEMBER 31,

                                                                       1998               1997
                                                                    ==========================
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Trade accounts payable                                          $  8,494          $  9,233
    Accrued expenses (Note 2)                                          5,178             4,835
    Current portion of long-term debt (Notes 3 and 8)                 13,362            15,544
                                                                    --------          --------
Total current liabilities                                             27,034            29,612

Long-term debt, less current portion (Notes 3 and 8)                  44,816            28,226


Deferred income taxes (Note 4)                                        13,164             9,376

Non-competition agreements                                                 _               312

Shareholders' equity (Note 5):
  Common stock, $.01 par value:
  Authorized shares--20,000,000
  Issued and outstanding shares: 1998--8,324,957;
    1997--8,275,157                                                       83                83
  Additional paid-in capital                                          18,814            18,592
  Retained earnings                                                   22,560            14,487
                                                                    --------          --------
Total shareholders' equity                                            41,457            33,162
                                                                    --------          --------
Total liabilities and shareholders' equity                          $126,471          $100,688
                                                                    ========          ========


See accompanying notes.

                      P.A.M. Transportation Services, Inc.

                        Consolidated Statements of Income
                       (thousands, except per share data)


                                                                         YEAR ENDED DECEMBER 31,

                                                               1998           1997            1996
                                                           =========================================

   Operating revenues (Notes 1 and 7)                      $ 143,164       $ 127,211       $ 113,021
   Operating expenses and costs:
   Salaries, wages and benefits                               65,169          57,662          52,444
   Operating supplies and expenses                            26,511          24,666          21,909
   Rents and purchased transportation                          1,082           1,655           1,824
   Depreciation and amortization                              14,003          12,995          11,999
   Operating taxes and licenses                                8,388           7,581           6,734
   Insurance and claims                                        6,069           5,571           5,004
   Communications and utilities                                1,583           1,001           1,090
   Other                                                       3,131           2,394           2,077
   Loss on sale or disposal of property and equipment            168              71             375
                                                           -----------------------------------------
                                                             126,104         113,596         103,456
                                                           =========================================
Operating income                                              17,060          13,615           9,565
Other income (expense):
   Interest expense                                           (3,830)         (3,423)         (4,137)
   Other                                                           1               -              31
                                                           -----------------------------------------
                                                              (3,829)         (3,423)         (4,106)
                                                           -----------------------------------------
Income before income taxes                                    13,231          10,192           5,459
Federal and state income taxes:
   Current                                                     1,323           1,120             259
   Deferred                                                    3,835           2,772           1,888
                                                           -----------------------------------------
                                                               5,158           3,892           2,147
                                                           -----------------------------------------
   Net income                                              $   8,073       $   6,300       $   3,312
                                                           =========================================
   Earnings per common share (Note 6):

      Basic                                                $     .97       $     .77       $     .66

      Diluted                                              $     .96       $     .76       $     .44
                                                           -----------------------------------------
   Average common shares outstanding:
      Basic                                                    8,306           8,192           5,035
      Diluted                                                  8,444           8,290           7,578
                                                           =========================================



   See accompanying notes.

                      P.A.M. Transportation Services, Inc.

                 Consolidated Statements of Shareholders' Equity
                                   (thousands)


---------------------------------------------------------------------------------------------------------------------
                                                                  Additional
                                               Common               Paid-In             Retained
                                                Stock               Capital             Earnings               Total
---------------------------------------------------------------------------------------------------------------------
Balances at January 1, 1996                      $50                $13,307              $4,875               $18,232
  Net income                                       -                      -               3,312                 3,312
  Exercise of stock options--
      shares issued (Note 5)                      31                  4,695                   -                 4,726
    Tax benefits of stock options
        (Note 5)                                   -                     42                   -                    42
---------------------------------------------------------------------------------------------------------------------
  Balances at December 31, 1996                   81                 18,044               8,187                26,312
     Net income                                    -                      -               6,300                 6,300
     Exercise of stock options--
     shares issued (Note 5)                        2                    467                   -                   469
     Tax benefits of stock options
        (Note 5)                                   -                     81                   -                    81
---------------------------------------------------------------------------------------------------------------------
  BALANCES AT DECEMBER 31, 1997                   83                 18,592              14,487                33,162
     Net income                                    -                      -               8,073                 8,073
     Exercise of stock options--
        shares issued (Note 5)                     -                    175                   -                   175
  Tax benefits of stock options
       (Note 5)                                    -                     47                   -                    47
---------------------------------------------------------------------------------------------------------------------
  Balances at December 31, 1998                  $83                $18,814            $ 22,560               $41,457
=====================================================================================================================



See accompanying notes.

                      P.A.M. Transportation Services, Inc.

                      Consolidated Statements of Cash Flows

                                   (thousands)

                                                                        Year ended December 31,

                                                                  1998            1997           1996
                                                              =========================================
OPERATING ACTIVITIES
Net income                                                    $   8,073       $   6,300       $   3,312
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                14,003          12,995          11,999
    Non-competition agreement amortization                          440             440             408
    Provision for doubtful accounts                                   -               -             140
    Provision for deferred income taxes                           3,835           2,772           1,888
    Loss on sale or disposal of property and equipment              168              71             375

    Changes in operating assets and liabilities:

      Accounts receivable                                        (2,261)         (1,515)         (2,047)
      Prepaid expenses and other assets                            (724)           (318)            749
      Income taxes refundable                                       377            (415)              -
      Trade accounts payable                                       (739)          3,650          (2,934)
      Accrued expenses                                              343           1,018            (831)
                                                              =========================================
Net cash provided by operating activities                        23,515          24,998          13,059
INVESTING ACTIVITIES
Purchases of property and equipment                             (46,119)        (16,736)        (19,921)
Proceeds from sale or disposal of property and equipment          7,846             195           2,020
Lease payments received on direct financing lease                     -               -           1,240
AFS acquisition                                                       -               -            (200)
                                                              -----------------------------------------
Net cash used in investing activities                           (38,273)        (16,541)        (16,861)
                                                              -----------------------------------------
FINANCING ACTIVITIES
Borrowings under line of credit                                 173,227         151,616         127,766
Repayments under line of credit                                (178,449)       (153,624)       (128,445)
Borrowings of long-term debt                                     43,785          12,784          17,527
Repayments of long-term debt                                    (24,017)        (18,792)        (19,093)
Payments under non-competition agreements                          (448)           (450)           (407)
Proceeds from exercise of stock options and warrants                175             388           4,724
Tax benefits of stock options                                        47              81              42
                                                              -----------------------------------------
Net cash provided by (used in) financing activities              14,320          (7,997)          2,114
                                                              =========================================
Net (decrease) increase in cash and cash equivalents               (438)            460          (1,688)
Cash and cash equivalents at beginning of year                    6,401           5,941           7,629
                                                              -----------------------------------------
Cash and cash equivalents at end of year                      $   5,963       $   6,401       $   5,941
                                                              =========================================


See accompanying notes.

                      P.A.M. Transportation Services, Inc.
                   Notes to Consolidated Financial Statements
                               December 31, 1998


1.  ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND CONSOLIDATION

P.A.M. Transportation Services, Inc. (the "Company"), through its subsidiaries, operates as a truckload motor carrier.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Majority ownership of the Company is held by an affiliate of another transportation company, with whom the Company has certain business relationships. (See Note 7.)

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

EXCESS OF COST OVER NET ASSETS ACQUIRED

The excess of cost over net assets acquired, or goodwill, is being amortized on a straight-line basis over 25 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on undiscounted cash flows expected over the remaining amortization period, the Company's carrying value of the goodwill would be reduced by the estimated shortfall of cash flows. No reduction of goodwill was required in 1998, 1997, or 1996.

CLAIMS LIABILITIES

With respect to cargo loss, collision and auto liability, the Company maintains the following insurance coverage and deductibles: P.A.M. Transport, Inc., P.A.M. Dedicated Services, Inc., and Choctaw Express, Inc. are covered under the same insurance policy issued by St. Paul Insurance Company. The

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)



1.  ACCOUNTING POLICIES (continued)

auto liability and collision coverages are subject to a $2,500 deductible per occurrence while the cargo loss coverage has a $1,000 deductible. Allen Freight Services, Inc., is insured by Great West Insurance Company. The auto liability coverage is not subject to a deductible while the collision deductible for tractors and trailers are $2,500 and $500, respectively, per occurrence. The cargo loss coverage is subject to a deductible of $5,000 per occurrence. The Company maintains a reserve for estimated losses for claims incurred and maintains a reserve for claims incurred but not reported (based on the Company's historical experience). During 1998, the Company changed from being self-insured for workers' compensation coverage in Arkansas, Oklahoma, Mississippi and Florida with excess coverage maintained for claims exceeding $250,000, to being fully-insured through Virginia Surety Insurance Company for workers' compensation coverage in those states. The Company continues to be self-insured for workers' compensation coverage in Ohio with excess coverage maintained for claims exceeding $350,000. The Company has reserved for estimated losses to pay such claims as incurred as well as claims incurred but not reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers' compensation reserves. The Company contracts a third-party licensed associate of risk management and a certified Hazard Control Manager to develop its workers' compensation reserves using the Company's historical data of past injuries. Letters of credit in the amounts of $300,000, $200,000, $250,000, and $500,000 are held by a bank as security for workers' compensation claims in Arkansas, Oklahoma, Mississippi, and Florida, respectively, and two letters of credit in the amount of $150,000 each are held by a bank for auto liability claims.

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


                  Asset Class                           Estimated Asset Life
                  -----------                           --------------------
                  Tractors                                    3-4 years
                  Trailers                                    5-7 years
                  Service Vehicles                            3-5 years
                  Office Furniture                            3-7 years

                                       27

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)

                  Buildings                       5-30 years


1.  ACCOUNTING POLICIES (continued)

EQUIPMENT HELD FOR SALE

Equipment held for sale consists of revenue equipment no longer in service that is expected to be sold within the next year. This equipment is recorded at its estimated net realizable value.

INCOME TAXES

The Company applies the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax liabilities and assets for expected future consequences of events that have been included in a company's financial statements or tax return. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and the tax basis of assets and liabilities using enacted tax rates.

BUSINESS SEGMENT AND CONCENTRATIONS OF CREDIT RISK

The Company operates in one business segment, motor carrier operations. The Company provides transportation services to customers throughout the United States and portions of Canada and Mexico. The Company performs ongoing credit evaluations and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

In 1998, 1997 and 1996, one customer accounted for 35%, 25% and 22% of revenues, respectively. A second customer accounted for 12% of revenues in 1998, 1997 and 1996. The Company's largest customer is an automobile manufacturer. The Company also provides transportation services to other manufacturers who are suppliers for automobile manufacturers including the Company's largest customer. As a result, concentration of the Company's business within the automobile industry is greater than the concentration in a single customer. Of the Company's revenues for 1998, 1997 and 1996, 53%, 41% and 37%, respectively, were derived from transportation services provided to the automobile manufacturing industry.

COMPENSATION TO EMPLOYEES

Stock based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)



1.  ACCOUNTING POLICIES (continued)

 RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of Statement of Financial Accounting Standards No. 129, Disclosures of Information about Capital Structure, ("SFAS No. 129") effective for the year ended December 31, 1997. This Statement consolidates existing pronouncements on required disclosures about a company's capital structure including a brief discussion of rights and privileges for securities outstanding. The adoption of this Statement had no material effect on the Company's consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, ("SFAS No. 130"). This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of this Statement had no material effect on the Company's consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, ("SFAS No. 131"). This Statement established standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statement periods beginning after December 15, 1997. The adoption of this Statement had no material effect on the Company's consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999; however, companies may implement the statement as of the beginning of any fiscal quarter beginning on or after June 16, 1998.

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


1.  ACCOUNTING POLICIES (continued)

SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of the adoption of SFAS No. 133. However, as of December 31, 1998, the Company had no outstanding derivative instruments.

RECLASSIFICATIONS

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  ACCRUED EXPENSES

                                                                  DECEMBER 31,

                                                            1998                1997
                                                        ============================
                                                                   (thousands)
Payroll                                                 $   1,382          $   1,818
Taxes                                                       1,094                702
Interest                                                      163                175
Driver escrows                                                681                307
Insurance                                                     461                328
Current portion of non-competition agreements                 312                448
Self-insurance claims reserves                              1,085              1,057
                                                        ----------------------------
                                                        $   5,178          $   4,835
                                                        ============================

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


3. LONG-TERM DEBT


Long-term debt consists of the following:



                                                                                    DECEMBER 31,
                                                                              1998                1997
                                                                          -------------------------------
                                                                                     (thousands)
Equipment financings(1)                                                   $   55,655           $   35,733
Line of credit with a bank, with interest at the LIBOR rate
   plus 1.50% or 1.85% due May 31, 2000 and
   collateralized by accounts receivable (2)                                       -                5,222
Note payable(3)                                                                  308                  364
Capitalized lease obligations(4)                                               1,269                2,451
Insurance financings(5)                                                          946                    -
                                                                              58,178               43,770
Less current maturities                                                       13,362               15,544
                                                                          -------------------------------
                                                                          $   44,816           $   28,226
                                                                          ===============================


(1) Equipment financings consist of installment obligations for revenue and service equipment purchases, payable in various monthly installments through 2004, at a weighted average interest rate of 7.68% and collateralized by equipment with a net book value of approximately $59.5 million at December 31, 1998.

(2) The line of credit agreement with a bank provides for maximum borrowings of $15.0 million and contains restrictive covenants which requires the Company to maintain, on a consolidated basis, a net worth of $12.5 million and a debt service coverage ratio of not less than 1.0 to
      1.0. The interest rate varies based on the use of the funds. Equipment financed using the line of credit is at an interest rate of LIBOR as of the first day of the month plus 1.50% (7.12% at December 31, 1998). Withdrawals for general working capital is at an interest rate of LIBOR as of the first day of the month plus 1.85% (7.47% at December 31, 1998). The line of credit agreement also includes restrictions on dividend payments and certain corporate acts such as mergers and consolidations.

(3) 8% real estate note to the former majority shareholder, payable in monthly installments through March 2003.

(4) Capitalized lease obligations to a financial service organization for revenue equipment are payable in various monthly installments through December 1999 at rates ranging from 8.15% to 8.86%, collateralized by equipment with a net book value of approximately $2.3 million, as of December 31, 1998 (See Note 8).

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


3. LONG-TERM DEBT(continued)

(5) Insurance financings consist of a premium finance agreement with an insurance premium funding company, payable in monthly installments through 2001 at an interest rate of 6%.

Scheduled annual maturities on long-term debt outstanding, excluding capital lease obligations (see Note 8), at December 31, 1998 are:


                                           (thousands)
1999                                       $   12,093
2000                                           15,879
2001                                           13,322
2002                                           14,120
2003                                            1,451
Thereafter                                         44
                                           ----------
                                           $   56,909
                                           ----------

Interest payments of approximately $3.8 million, $3.5 million, and $4.0 million were made during 1998, 1997 and 1996, respectively.

4. INCOME TAXES

Under SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


4. INCOME TAXES (continued)

 Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                     DECEMBER 31,
                                                  1998        1997
                                                     (thousands)
                                               ---------------------

Deferred tax
liabilities:

     Property and equipment                     $19,619      $14,677
     Prepaid expenses                             1,275          982
                                                --------------------
Total deferred tax liabilities                   20,894       15,659

Deferred tax assets:
     Net operating loss carryovers                  792          869
     Alternative minimum tax credit               4,106        3,037

     Investment credit carryovers                 1,096        1,096
     Allowance for doubtful accounts                220          220
     Vacation reserves                              277          220
     Self-insurance reserves                        560          454
     Non-competition agreement                      422          300

     Revenue recognition                            276          148
                                                --------------------
Total deferred tax assets                         7,749        6,344
                                                --------------------
Net deferred tax liabilities                    $13,145      $ 9,315
                                                =======      =======

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


4. INCOME TAXES (continued)

The reconciliation between the effective income tax rate and the statutory Federal income tax rate is presented in the following table:


                                                            YEAR ENDED DECEMBER 31,

                                                       1998          1997         1996
                                                     -------------------------------------
                                                                 (thousands)
Income tax at the statutory Federal rate of 34%      $ 4,499        $ 3,465        $ 1,856
Nondeductible expenses                                    60             63            108
State income taxes                                       (85)           (85)          (118)
Other                                                   (329)          (412)           (46)
Federal income taxes                                   4,145          3,031          1,800
State income taxes                                     1,013            861            347
                                                     -------        -------        -------
Total income taxes                                   $ 5,158        $ 3,892        $ 2,147
                                                     =======        =======        =======
Effective tax rate                                      39.0%          38.2%          39.3%
                                                     =======        =======        =======

The current income tax provision consists of the following:


                                                       1998         1997          1996
                                                     -------------------------------------
                                                                 (thousands)
   Federal                                           $1,073         $   870          $ 179
   State                                                250             250             80
                                                     ------         ------           -----
                                                     $1,323         $ 1,120          $ 259
                                                     ======         =======          =====


As of December 31, 1998, the Company has Federal net operating loss and investment tax credit carryovers of approximately $2.1 million and $1.1 million, respectively. The net operating loss carryovers begin to expire in 2003, and the investment credit carryovers begin to expire in 1999. The current taxes provided in 1998, 1997 and 1996 result from alternative minimum taxable income. The Company has alternative minimum tax credits of approximately $4.1 million at December 31, 1998, which carryover indefinitely.

Income taxes paid totaled approximately $1,200,000, $1,300,000 and $400,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

5. SHAREHOLDERS' EQUITY

The Company maintains an incentive stock option plan, a nonqualified stock option plan, and an employee stock option plan for the issuance of options to directors, officers, key employees and others. During 1998, the incentive stock option plan was amended to include an additional 400,000 shares

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


5. SHAREHOLDERS' EQUITY (continued)

available for future granting. The option price under these plans is the fair market value of the stock at the date the options were granted, ranging from $2.38 to $10.63 as of December 31, 1998. At December 31, 1998, approximately 700,000 shares were available for granting future options.

Outstanding incentive stock options and employee stock options at December 31, 1998, must be exercised within six years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at December 31, 1998, must be exercised within five to six years and certain nonqualified options may not be exercised within one year of the date of grant.

Transactions in stock options under these plans are summarized as follows:



                                                   SHARES
                                                    UNDER
                                                   OPTION         Price Range
                                                 ===============================
Outstanding at January 1, 1996                     532,100        $2.38-$6.75
     Granted                                        10,000        $6.50-$7.38
     Exercised                                     (36,600)       $2.38-$6.00
     Canceled                                      (13,900)       $2.38-$6.75
                                                 -------------------------------
Outstanding at December 31, 1996                   491,600        $2.38-$7.38
     Granted                                         3,000        $6.00
     Exercised                                    (146,350)       $2.38-$6.00
     Canceled                                         (400)       $2.38-$6.75
                                                 -------------------------------
Outstanding at December 31, 1997                   347,850        $2.38-$7.38
     Granted                                         3,000        $10.63
     Exercised                                     (49,800)       $2.38-$5.75
Outstanding at December 31, 1998                   301,050        $2.38-$10.63
                                                 ===============================

Options exercisable at December 31, 1998           260,050
                                                 ==========

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


5. SHAREHOLDERS' EQUITY (continued)

The following is a summary of stock options outstanding as of December 31, 1998:


                                                   Weighted
                               Option              Average
           OPTIONS             Exercise            Remaining          Options
         OUTSTANDING            Price                Years          Exercisable
         ----------------------------------------------------------------------
            48,050              $2.38                 .2              48,050
            10,000              $4.38                1.7              10,000
           200,000              $5.75                2.7             166,000
             5,000              $6.00                3.0               5,000
            25,000              $6.32                2.5              20,000
             5,000              $6.50                3.4               3,000
             2,000              $6.75                2.2               2,000
             3,000              $7.38                3.2               3,000
             3,000             $10.63                5.2               3,000
         -------------                                              -----------
           301,050                                                   260,050
         =============                                              ===========


                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


5. SHAREHOLDERS' EQUITY (continued)

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



                                                    1998               1997
                                                 -------------------------------
Net income:                                              (thousands)
   As reported                                     $8,073             $6,300
   Pro forma                                       $7,941             $6,178

Earnings per share as reported:
   Basic                                           $  .97             $  .77
   Diluted                                         $  .96             $  .76
Pro forma earnings per share:
   Basic                                           $  .96             $  .75
   Diluted                                         $  .94             $  .75


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

6. EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("SFAS No. 128"), establishing new standards for computing and presenting earnings per share. The provisions of SFAS No. 128 are effective for financial statements issued for periods ending after December 15, 1997. The Company has adopted SFAS No. 128 effective December 31, 1997, and all earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements. Basic earnings per common share were

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)



6. EARNINGS PER SHARE (continued)

computed by dividing the income by the weighted average number of shares outstanding during the period. Diluted earnings per share were calculated as follows:

                                                      1998         1997         1996
                                                    ------------------------------------
                                                     (thousands, except per share data)

Actual net income (A)                               $ 8,073       $ 6,300       $ 3,312
                                                    ===================================

Assumed exercise of options and warrants                317           348         3,545
Application of assumed proceeds ($1,606,
   $1,972 and $5,035, respectively)
   toward repurchase of stock at an average
   market price of $8.958, $7.888 and
   $5.025 per share, respectively                      (179)         (250)       (1,002)
                                                    -----------------------------------
Net additional shares issuable                          138            98         2,543
                                                    ===================================

Adjustment of shares outstanding:
  Weighted average common shares outstanding          8,306         8,192         5,035
  Net additional shares issuable                        138            98         2,543
                                                    -----------------------------------
  Adjusted shares outstanding (B)                     8,444         8,290         7,578
                                                    ===================================

Net income per common share (A) divided by (B)      $   .96       $   .76       $   .44
                                                    ===================================


7. RELATED PARTY TRANSACTIONS

The Company provides motor carrier services to an affiliate of its majority shareholder. Revenues from these transactions totaled approximately $.5 million, $1.9 million and $.4 million for 1998, 1997, and 1996, respectively.

Payments made by the Company to an affiliate of the majority shareholder for the reimbursement of operating and other expenses paid on behalf of the Company and debt repayments made on notes payable to the affiliate totaled approximately $1.1 million, $.9 million and $6.4 million in 1998, 1997, and 1996, respectively.

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)

Trade accounts payable at December 31, 1998, includes a payable to an affiliate of the majority shareholder of $477,170.

8. LEASES AND COMMITMENTS

The Company leases certain revenue equipment under capital leases.

The future minimum payments under these leases (see Note 3) at December 31, 1998, consisted of the following:


                                                  (thousands)
1999                                              $   1,342

                                                  ------------
Total minimum lease payments                          1,342
Amounts representing interest                            73
                                                  ------------
Present value of minimum lease payments              $1,269
                                                  ============


Assets held under capitalized leases are included in property, plant and equipment as of December 31, 1998, as follows:



                                                  (thousands)
Revenue equipment                                    $5,238
Accumulated amortization                             (2,977)
                                                  ------------
                                                     $2,261
                                                  ------------

No capital lease obligations were entered into during 1998 or 1997. Lease amortization is included in depreciation expense.

9. PROFIT SHARING PLAN

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

Allen Freight Services, Inc. (AFS), a subsidiary of the Company, sponsored a profit sharing plan for the benefit of all eligible employees. The AFS profit sharing plan was merged into the P.A.M. Transport, Inc. profit sharing plan effective December 31, 1997.

Total contributions to the above plans totaled approximately $133,000, $92,000 and $100,000 in 1998, 1997 and 1996, respectively.

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)




10. LITIGATION

The Company is not a party to any pending legal proceedings which management believes to be material to the financial position or results of operations of the Company. The Company maintains liability insurance against risks arising out of the normal course of its business.

11. SUBSEQUENT EVENT

On January 11, 1999, the Company acquired substantially all of the assets and assumed certain liabilities of a truckload carrier located in New Jersey. The Company acquired assets, which consisted primarily of revenue equipment and trade accounts receivable, totaling approximately $21.0 million and assumed liabilities, which consisted primarily of installment note obligations and trade accounts payable, totaling approximately $14.1 million. In connection with this acquisition, the Company issued to the seller an installment note in the amount of $4.0 million at an interest rate of 6% and paid cash of approximately $9.8 million utilizing existing cash and its line of credit.

12. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The tables below presents quarterly financial information for 1998 and 1997:


                                                                          1998

                                                                   THREE MONTHS ENDED


                                              MARCH 31         June 30        September 30       December 31
                                           ------------------------------------------------------------------
                                                       (thousands, except per share data)
   Operating revenues                         $ 35,440         $ 36,012         $ 34,131          $ 37,581
   Operating expenses                           31,371           31,088           30,122            33,523
                                           -----------------------------------------------------------------
   Operating income                              4,069            4,924            4,009             4,058
   Other expenses - net                            829            1,027              981               992
   Income taxes                                  1,296            1,481            1,175             1,206
   Net income                                 $  1,944         $  2,416         $  1,853           $ 1,860
                                           ---------------- ---------------- --------------- ---------------
 Net income per common share:
      Basic                                   $    .23         $    .29         $    .22           $   .22
                                           =================================================================
      Diluted                                 $    .23         $    .29         $    .22           $   .22
                                           =================================================================
 Average common shares outstanding:
      Basic                                      8,286            8,300            8,313             8,325
      Diluted                                    8,443            8,473            8,421             8,410
                                           =================================================================

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)





12. QUARTERLY RESULTS OF OPERATIONS (Unaudited) (continued)


                                                                           1997

                                                                  THREE MONTHS ENDED

                                           MARCH 31           June 30        September 30          December 31
                                           --------------------------------------------------------------------
                                                             (thousands, except per share data)
   Operating revenues                         $ 32,630         $ 31,353         $ 30,776           $   32,452
   Operating expenses                           29,620           27,089           27,581               29,306
                                           ==================================================================
   Operating income                              3,010            4,264            3,195                3,146
   Other expenses - net                            869              888              801                  864
   Income taxes                                    856            1,283              910                  844
                                           ------------------------------------------------------------------
   Net income                                 $  1,285         $  2,093         $  1,484           $    1,438
                                           ==================================================================
 Net income per common share:
      Basic                                   $    .16         $    .26         $    .18            $     .17
                                           ==================================================================
      Diluted                                 $    .16         $    .25         $    .18            $     .17
                                           ==================================================================
 Average common shares outstanding:
      Basic                                      8,126            8,147            8,223                8,269
                                           ==================================================================
      Diluted                                    8,250            8,281            8,363                8,439
                                           ==================================================================


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

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


13. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows (in thousands):

                                          1998                      1997
--------------------------------------------------------------------------------
                                CARRYING        FAIR        CARRYING       FAIR
                                 AMOUNT         VALUE        AMOUNT       VALUE
--------------------------------------------------------------------------------
Cash and cash equivalents       $  5,963      $  5,963     $  6,401     $  6,401
LONG-TERM DEBT                    58,178        58,567       38,548       38,759
LINE OF CREDIT                         -             -        5,222        5,222
--------------------------------------------------------------------------------

                                    PART III

        Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held on May 20, 1999. The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

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

      The following financial statements and auditors' report have been filed as
Item 8 in Part II of this report:

          Reports of Independent Public Accountants

          Consolidated Balance Sheets - December 31, 1998 and 1997

          Consolidated Statements of Income - Years ended December 31, 1998, 1997 and 1996

          Consolidated Statements of Shareholders' Equity - Years ended December 31, 1998, 1997 and 1996

          Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996

          Notes to Consolidated Financial Statements

(a)  2.  Financial Statement Schedules.

      The following supporting financial statement schedule is filed with this report:

          II   -   Valuation and Qualifying Accounts - Years Ended December 31,
                   1998, 1997 and 1996


        All other schedules are omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.

(a)   3.  Exhibits.

      The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Form S-1 Registration Statement under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986 ("1986 S-1"); (ii) the Annual Report on Form 10-K for the year ended December 31, 1987 ("1987 10-K"); (iii) the Annual Report on Form 10-K for the year ended December 31, 1992 ("1992 10-K"); (iv) the Annual Report on Form 10-K for the year ended December 31, 1993 ("1993 10-K"); (v) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 ("6/30/94 10-Q"); (vi) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 ("6/30/95 10-Q"); (vii) the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (9/30/96 10-Q); (viii) the Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 10-K"); (ix) the Annual Report on Form 10-K for the year ended December 31, 1997 ("1997 10-K"); (x) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 ("6/30/98 10-Q"); or (xi) the Current Report on Form 8-K dated January 11, 1999 ("1/11/99 8-K").



Exhibit #                       Description of Exhibit
---------   --------------------------------------------------------------------
*2.1   -    Asset Purchase Agreement, dated as of January 11, 1999, by and among P.A.M. NewCo., Inc. (a wholly-owned subsidiary of the
            Registrant), Decker Transport Co. Inc., Van Houten Ltd. and William
            Van Houten (Exh. 2.1, 1/11/99 8-K)

*3.1   -    Amended and Restated Certificate of Incorporation of the Registrant
            (Exh. 3.1, 1986 S-1)

*3.1.1 -    Amendment to Certificate of Incorporation dated June 24, 1987 (Exh.
            3.1.1, 1987 10-K)

*3.2   -    Amended and Restated By-Laws of the Registrant (Exh. 3.2, 1986 S-1)

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

*10.1   -   Incentive Stock Option Plan, dated July 25, 1986
            (Exh. 10.2, 1986 S-1)

*10.1.1 -   Amendment to 1986 Incentive Stock Option Plan, dated June 2, 1987
            (Exh. 10.2.1, 1987 10-K)

*10.2   -   Non-Qualified Stock Option Plan, dated July 25, 1986
            (Exh. 10.3, 1986 S-1)

*10.2.1 -   Amendment No. 1 to Non-Qualified Stock Option Plan
            (Exh. 10.2.1, 1993 10-K)

*10.3   -   Employment Agreement between the Registrant and Robert W. Weaver dated July 1, 1998 (Exh. 10.1, 6/30/98 10-Q)

*10.4   -   Non-Competition Agreement dated January 31, 1995 between Registrant and Joe M. Bussell (Exh. 10.1, 1/31/95 8-K)


*10.5    -  Incentive Compensation Plan of Registrant adopted February 28, 1996 for fiscal years 1996 and 1997 (Exh. 10.5, 1996 10-K)

*10.5.1  -  Incentive Compensation Plan of Registrant adopted October 17, 1997 for fiscal years 1998 and 1999 (Exh. 10.5.1, 1997 10-K)

*10.6    -  1995 Stock Option Plan, effective June 29, 1995
            (Exh. 10.6, 1996 10-K)

21.1     -  Subsidiaries of the Registrant

23.1     -  Consent of Arthur Andersen LLP

27       -  Financial Data Schedule (for SEC use only)

(b)    Reports on Form 8-K.

       No reports on Form 8-K were filed during the fourth quarter ended December 31, 1998.

SCHEDULE II



                      P.A.M. TRANSPORTATION SERVICES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS


                  Years Ended December 31, 1998, 1997 and 1996




                                                                     ADDITIONS
                                                                     ---------

                                                                            Charged to
                                              Balance at    Charged to         Other                        Balance
                                               Beginning     Costs and       Accounts      Deductions       at End
                Description                    of Period      Expenses       (Describe)    (Describe)      of Period
                -----------                    ---------    ----------       ----------    ----------      ---------
1998 - Allowance for doubtful accounts         $579,333             --              --           --         $579,333

1997 - Allowance for doubtful accounts         $579,333             --              --           --         $579,333

1996 - Allowance for doubtful accounts          323,887        140,446       115,000(A)          --          579,333




Note A - Allen Freight Services, Inc. Allowance for Bad Debts.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 P.A.M. TRANSPORTATION SERVICES, INC.



Dated:  March 30, 1999           By: /s/ Robert W. Weaver
                                     -------------------------------------------
                                         ROBERT W. WEAVER
                                         President and Chief Executive Officer
                                         (principal executive officer)

Dated:  March 30, 1999           By: /s/ Larry J. Goddard
                                     -------------------------------------------
                                         LARRY J. GODDARD, Vice President -
                                         Finance, Chief Financial Officer,
                                         Secretary and Treasurer
                                         (principal financial and accounting
                                         officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



                                                   P.A.M. TRANSPORTATION SERVICES, INC.

Dated:  March 30, 1999                             By:     /s/ Robert W. Weaver
                                                         ----------------------------------------
                                                         ROBERT W. WEAVER, President and
                                                         Chief Executive Officer, Director

Dated:  March 30, 1999                             By:     /s/ Matthew T. Moroun
                                                         -----------------------------------------
                                                         MATTHEW T. MOROUN, Director

Dated:  March 30, 1999                             By:     /s/ Daniel C. Sullivan
                                                         -----------------------------------------
                                                         DANIEL C. SULLIVAN, Director

Dated:  March 30, 1999                             By:     /s/ Charles F. Wilkins
                                                         -----------------------------------------
                                                         CHARLES F. WILKINS, Director

Dated:  March 30, 1999                             By:     /s/ Frederick P. Calderone
                                                         -----------------------------------------
                                                         FREDERICK P. CALDERONE,
                                                         Director

Dated:  March 30, 1999                             By:     /s/ Joseph J. Casaroll
                                                         -----------------------------------------
                                                         JOSEPH J. CASAROLL, Director

                                  EXHIBIT INDEX



          Exhibit No.                 Description
          -----------        -------------------------------
             21.1            Subsidiaries of the Registrant

             23.1            Consent of Arthur Andersen LLP

             27              Financial Data Schedule