Form 10-Q
period 1999-03-31
PAM TRANSPORTATION SERVICES INC
filed 1999-05-13
CIK 798287

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

         For the quarterly period ended   March 31, 1999

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
(State or other jurisdiction of                                         (I.R.S. Employer
 incorporation or organization )                                       Identification No. )

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

Yes  X              No
   ----               ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                                Outstanding at May 10, 1999
               -----                                ---------------------------
Common Stock, $.01 Par Value                                   8,375,257

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                   March 31,      December 31,
                                                     1999            1998
                                                     ----            ----
ASSETS                                            (unaudited)       (note)
Current assets:
     Cash and cash equivalents                    $  1,753        $  5,963
     Receivables:
          Trade, net of allowance                   25,926          20,816
          Other                                        978              63
     Equipment held for sale                           259             505
     Operating supplies and inventories                383             458
     Deferred income taxes                             113              19
     Prepaid expenses and deposits                   6,269           3,860
     Income taxes refundable                            79              38
                                                  --------        --------
          Total current assets                      35,760          31,722

Property and equipment, at cost                    161,989         133,860
     Less:  accumulated depreciation               (45,562)        (42,429)
                                                  --------        --------
          Net property and equipment               116,427          91,431

Other assets:
     Excess of cost over net assets acquired         9,215           2,277
     Non compete agreement                             561             297
     Other                                           1,034             744
                                                  --------        --------
          Total other assets                        10,810           3,318
                                                  --------        --------
Total assets                                      $162,997        $126,471
                                                  ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt         $ 19,176        $ 13,362
     Trade accounts payable                         11,969           8,494
     Other current liabilities                       9,064           5,178
                                                  --------        --------
          Total current liabilities                 40,209          27,034

Long-term debt, less current portion                63,620          44,816
Non compete agreement                                  229               0
Deferred income taxes                               14,611          13,164
Shareholders' equity:
     Common stock                                       84              83
     Additional paid-in capital                     18,876          18,814
     Retained earnings                              25,368          22,560
                                                  --------        --------
          Total shareholders' equity                44,328          41,457
                                                  --------        --------
Total liabilities and shareholders' equity        $162,997        $126,471
                                                  ========        ========

        Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                     Three months Ended
                                                         March 31,
                                                   1999              1998
                                                   ----              ----
Operating revenues                             $   51,391        $   35,440

Operating expenses:
  Salaries, wages and benefits                     22,405            16,181
  Operating supplies                                8,155             6,863
  Rent/purchased transportation                     4,030               221
  Depreciation and amortization                     4,231             3,457
  Operating taxes and licenses                      2,852             2,140
  Insurance and claims                              1,998             1,463
  Communications and utilities                        610               349
  Other                                               983               649
  (Gain)/loss on sale of equipment                    (23)               48
                                               ----------        ----------
                                                   45,241            31,371
                                               ----------        ----------
Operating income                                    6,150             4,069
Other income/(expense):
  Interest expense                                 (1,404)             (829)
                                               ----------        ----------
                                                   (1,404)             (829)
Income before income taxes                          4,746             3,240
Income taxes -current                                 584               119
             -deferred                              1,354             1,177
                                               ----------        ----------
                                                    1,938             1,296

Net income                                     $    2,808        $    1,944
                                               ==========        ==========
Net income per common share:
  Basic                                        $     0.34        $     0.23
                                               ==========        ==========
  Diluted                                      $     0.33        $     0.23
                                               ==========        ==========

Average common shares outstanding-basic         8,342,198         8,286,035
                                               ==========        ==========
Average common shares outstanding-diluted       8,440,868         8,442,683
                                               ==========        ==========

            See notes to condensed consolidated financial statements.

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                Three months Ended
                                                                     March 31,
                                                                1999           1998
                                                                ----           ----
OPERATING ACTIVITIES
Net income                                                    $  2,808       $  1,944
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                               4,231          3,457
     Non compete agreement amortization                             96            110
     Provision for deferred income taxes                         1,354          1,177
     (Gain)/loss on retirement of property and equipment           (23)            48
     Changes in operating assets and liabilities:
        Accounts receivable                                         87         (2,256)
        Prepaid expenses and other current assets               (1,424)        (1,200)
        Accounts payable                                         1,671            536
        Accrued expenses                                         1,998            620
                                                              --------       --------
Net cash provided by operating activities                       10,798          4,436

INVESTING ACTIVITIES
Purchases of property and equipment                            (16,832)       (14,073)
Acquisition of business, net of cash acquired                   (9,642)             0
Proceeds from sales of assets                                    1,046          1,090
Lease payments received on direct financing leases                 134              0
                                                              --------       --------
Net cash used in investing activities                          (25,294)       (12,983)

FINANCING ACTIVITIES
Borrowings under lines of credit                                53,644         36,265
Repayments under lines of credit                               (53,644)       (40,846)
Borrowings of long-term debt                                    14,551         11,625
Repayments of long-term debt                                    (4,328)        (4,038)
Proceeds from exercise of stock options                             63            114
                                                              --------       --------
Net cash provided by financing activities                       10,286          3,120
                                                              --------       --------
Net decrease in cash and cash equivalents                       (4,210)        (5,427)

Cash and cash equivalents at beginning of period              $  5,963       $  6,401
                                                              --------       --------

Cash and cash equivalents at end of period                    $  1,753       $    974
                                                              ========       ========

            See notes to condensed consolidated financial statements.

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B:  NOTES PAYABLE AND LONG-TERM DEBT
In the first three months of 1999, the Company's subsidiaries, P.A.M. Transport, Inc., P.A.M. Dedicated Services, Inc. and Choctaw Express, Inc. entered into installment obligations for the purchase of revenue equipment in the amounts of approximately $7.0 million, $1.4 million and $1.7 million, respectively. These obligations are payable in 36, 48 and 60 monthly installments at interest rates ranging from 6.34% to 6.97%.

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

THREE MONTHS ENDED MARCH 31, 1999 VS. THREE MONTHS ENDED MARCH 31, 1998
For the quarter ended March 31, 1999, revenues increased 45.0% to $51.4 million as compared to $35.4 million for the quarter ended March 31, 1998. The main factors for the increase were an increase in the average number of tractors from 1,005 in the first quarter of 1998 compared to 1,405 in first quarter of 1999, of which 260 additional units were attributable to the acquisition of Decker Transport Co., Inc., and an increase in the average rate per mile charged by the Company in the first quarter of 1999 as compared to the first quarter of 1998, also primarily related to the acquisition of Decker Transport Co., Inc.

The Company's operating ratio improved to 88.0% of revenues in the first quarter of 1999 compared to 88.5% in the first quarter of 1998.

Salaries, wages and benefits decreased from 45.7% of revenues in the first quarter of 1998 to 43.6% of revenues in the first quarter of 1999. The decrease relates primarily to the brokerage operations acquired in connection with the Decker Transport Co., Inc. acquisition in which revenues are generated through the use of outside transportation services and not Company paid drivers.

Operating supplies and expenses decreased from 19.4% of revenues in the first three months of 1998 to 15.9% of revenues in the first three months of 1999. The decrease relates primarily to a lower price paid for diesel fuel, and to costs associated with the brokerage operations acquired in connection with the purchase of Decker Transport Co., Inc., including fuel, being combined and paid to other transportation companies in the form of purchased transportation.

Rent and purchased transportation increased from 0.6% of revenues in the first three months of 1998 to 7.8% of revenues in the first three months of 1999. The increase relates primarily to the acquisition of Decker Transport Co., Inc. which purchases transportation services from other transportation companies in order to support its brokerage operations.

Depreciation and amortization decreased from 9.8% of revenues in the first three months of 1998 to 8.2% of revenues in the first three months of 1999. The decrease relates primarily to the acquisition of Decker Transport Co., Inc. which utilizes outside transportation companies' drivers and equipment in order to perform its brokerage activities.

The Company's effective tax rate increased from 40.0% in the first quarter of 1998 to 40.8% in the first quarter of 1999. This increase is related to payments made to Decker Transport Co., Inc. drivers in the form of a per diem which is only partially deductible by the Company for federal and state income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 1999 the Company generated $10.8 million in cash from operating activities. Investing activities used $25.3 million in cash in the first three months of 1999. Financing activities generated $10.3 million in the first three months of 1999 in the form of long-term debt.

The Company's principal subsidiary, P.A.M. Transport, Inc., has a $15.0 million secured bank line of credit subject to borrowing limitations. The line of credit includes a provision that allows the Company to finance equipment at a reduced interest rate of LIBOR as of the first day of the month plus 1.50% (6.46% at March 31, 1999). The maximum amount of equipment that may be financed under this equipment provision is $7.5 million with the remaining $7.5 million representing a general "working capital" line of credit at an interest rate of LIBOR as of the first day of the month plus 1.85% (6.81% at March 31, 1999). Outstanding advances on this line of credit were approximately $4.0 million at March 31, 1999, including $4.0 million in letters of credit. The Company's borrowing base limitation at March 31, 1999 was $11.0 million. The line of credit is guaranteed by the Company and matures on May 31, 1999 while the equipment portion of the line of credit matures on May 31, 2000.

In addition to cash flow from operations, the Company uses its existing line of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions, such as installment notes (generally three to five year terms at fixed rates), are typically entered into for the purchase of revenue equipment; however, the Company purchased additional revenue equipment during the first three months of 1999 with a cost of approximately $0.7 million using its existing line of credit. In addition, P.A.M. Transport, Inc., P.A.M. Dedicated Services, Inc. and Choctaw Express, Inc., subsidiaries of the Company, entered into installment obligations during the first three months of 1999 for the purchase of revenue equipment in the amounts of approximately $7.0, $1.4 and $1.7 million, respectively, payable in 36, 48 and 60 monthly installments at interest rates ranging from 6.34% to 6.97%.

During the remainder of 1999, the Company plans to replace 238 tractors and 193 trailers and to add 162 additional new trailers, which would result in additional debt of approximately $17.9 million. Management expects that the Company's existing working capital and its available line of credit will be sufficient to meet the Company's capital commitments as of March 31, 1999, to repay indebtedness coming due in the current year, and to fund its operating needs during the remainder of fiscal 1999.

ACQUISITION OF DECKER TRANSPORT CO., INC.

On January 11, 1999, the Company closed the purchase of substantially all of the assets and assumed certain liabilities of Decker Transport Co., Inc., a truckload carrier located in New Jersey. The Company acquired assets, which consisted primarily of revenue equipment and trade accounts receivable, totaling approximately $21.0 million and assumed liabilities, which consisted primarily of installment note obligations and trade accounts payable, totaling approximately $14.1 million. In connection with this acquisition, the Company issued to the seller an installment note in the amount of $4.0 million at an interest rate of 6% and paid cash of approximately $9.8 million utilizing existing cash and its line of credit.

The purchase price has been allocated to assets and liabilities based on their estimated fair values as of the date of acquisition. Goodwill was recorded as a result of the purchase allocation and it is being amortized over a 25-year period. The Company also entered into three-year Non-competition Agreements with eight former shareholders or officers/employees of Decker Transport Co., Inc.

The acquisition has been accounted for under the purchase method, effective January 11, 1999, with the operations of Decker Transport Co., Inc. included in the Company's financial statements since that date. The following pro forma financial information is based on the audited consolidated financial statements of P.A.M. Transportation Services, Inc. for the year ended December 31, 1998 and from the audited combined financial statements of Decker Transport Co., Inc. and Van Houten Ltd. for the year ended December 31, 1998 and adjusted as if the acquisition had occurred on January 1, 1998, with certain assumptions made that management believes to be reasonable. This information is for comparative purposes only and does not purport to be indicative of the results of operations that would have occurred had the transaction been completed at the beginning of the period or indicative of the results that may occur in the future.

                                                                         1998
                                                                      (unaudited)
                                                                      -----------
                     Operating revenue                                  $191,616
                     Income from operations                               17,402
                     Income before income tax provision                   11,813
                     Net income                                            7,239
                     Earnings per share -basic                               .87
                     Earnings per share -diluted                             .86

                     Weighted average shares -basic                        8,306
                     Weighted average shares -diluted                      8,444

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

The Company began the process of identifying the changes required to its computer programs and hardware in 1997 and has completed its Year 2000 assessment consisting of an analysis of all information systems, data and voice networks, physical plants, rolling stock electronic systems and external suppliers and customers. The Company has determined its overall risk due to Year 2000 failures and has developed a strategy to repair or replace any system determined to be non-compliant by June 30, 1999. The Company anticipates funding all Year 2000 related expenditures, which are currently estimated at $50,000, from operating cash flows and as of March 31, 1999 the Company had incurred costs of approximately $18,500 related to Year 2000 issues.

All information systems requiring replacement or remediation are under a vendor software maintenance contract, which includes an upgrade to a Year 2000 compatible version. The software vendor has released its Year 2000 compatible version, which has been installed and is being used by one of the Company's subsidiaries in order to analyze and test Year 2000 compatability. This version has passed all of the Company's Year 2000 tests and the Company believes that this software is Year 2000 compliant. The Company's remaining subsidiaries are expected to convert to the Year 2000 software version by June 30, 1999.

The Company has surveyed its major suppliers and customers as well as secondary suppliers and customers for their state of readiness. Major suppliers and customers whose responses indicate they may not be Year 2000 compatible in a timely fashion are being monitored on a monthly basis. The Company has also issued certification requests to the software companies on which its computer programs rely seeking assurance that they will be Year 2000 compliant. Approximately 97% of the questionnaires have been returned. Respondents have indicated that they are currently Year 2000 compliant or will be in advance of the Year 2000.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

         The Company's General Line of Credit agreement provides for borrowings, which bear interest at variable rates based on the LIBOR. At March 31, 1999, the Company had approximately $4.0 million outstanding pursuant to the General Line of Credit. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

         All customers are required to pay for the Company's services in U.S. dollars and the Company does not engage in hedging transactions relating to diesel fuel or any other commodity.

                           PART II. OTHER INFORMATION


     Item 6.    Exhibits and Reports on Form 8-K.

         (a) The following exhibits are filed with this report:

                  11.1    -   Statement Re:  Computation of Diluted Earnings Per Share.

                  27.1    -   Financial Data Schedule (for SEC use only).


(b)      Reports on Form 8-K

                  A Current Report on Form 8-K was filed on January 22, 1999 to report the acquisition of assets of Decker Transport Co., Inc. pursuant to the Agreement dated January 11, 1999 by and among P.A.M. Newco, Inc. and Decker Transport Co., Inc.

                  A Form 8-K/A was filed on March 23, 1999 to report the financial and pro forma statements in relation to the acquisition of Decker Transport Co., Inc., as follows:

                  (A) FINANCIAL STATEMENTS OF BUSINESS ACQUIRED:

                           DECKER TRANSPORT CO., INC. AND VAN HOUTEN LTD.

                           Report of Independent Public Accountants                                5
                           Combined Balance Sheet as of December 31, 1998                          6
                           Combined Statement of Income for the Year ended
                                    December 31, 1998                                              7
                           Combined Statement of Retained Earnings for the Year ended
                                    December 31, 1998                                              8
                           Combined Statement of Cash Flows for the Year ended
                                    December 31, 1998                                              9
                           Notes to Combined Financial Statements                                 10

                  (B) PRO FORMA FINANCIAL INFORMATION:

                           P.A.M. Transportation Services, Inc. Pro Forma Condensed Financial
                           Information (Unaudited)

                           Introduction                                                           16
                           Unaudited Pro Forma Combined Balance Sheet as of
                                    December 31, 1998                                             17
                           Notes to Unaudited Pro Forma Combined Balance Sheet                    18
                           Unaudited Pro Forma Combined Statement of Income for the
                                    Year ended December 31, 1998                                  19
                           Notes to Pro Forma Condensed Financial
                           Information (Unaudited)                                                20

                           Consolidated Financial Statements of P.A.M. Transportation
                                    Services, Inc. and Subsidiaries

                           Report of Independent Public Accountants                              F-1
                           Consolidated Balance Sheets as of December
                                    31, 1998 and 1997                                            F-2
                            Consolidated Statements of Income for the Years ended
                                    December 31, 1998, 1997 and 1996                             F-4
                           Consolidated Statements of Shareholders' Equity for the Years
                                    ended December 31, 1998, 1997 and 1996                       F-5
                           Consolidated Statements of Cash Flows for the Years ended
                                    December 31, 1998, 1997 and 1996                             F-6
                           Notes to Consolidated Financial Statements                            F-7

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 P.A.M. TRANSPORTATION SERVICES, INC.




Dated:   May 12, 1999            By: /s/ Robert W. Weaver
                                    --------------------------------------------
                                    Robert W. Weaver
                                    President and Chief Executive Officer
                                    (principal executive officer)




Dated:   May 12, 1999            By: /s/ Larry J. Goddard
                                    --------------------------------------------
                                    Larry J. Goddard
                                    Vice President-Finance, Chief Financial
                                    Officer, Secretary and Treasurer
                                    (principal accounting and financial officer)