Form 10-Q
period 1999-06-30
PAM TRANSPORTATION SERVICES INC
filed 1999-08-06
CIK 798287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



[  X  ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  June 30, 1999


[  _  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______to______

                        Commission File Number    0-15057
                                                 --------

                      P.A.M. TRANSPORTATION SERVICES, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                           71-0633135
             --------                                           ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                 Highway 412 West, Tontitown, Arkansas      72770
                 -------------------------------------------------
                (Address of principal executive offices) (Zip Code)

       Registrants telephone number, including area code:  (501) 361-9111


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [  X  ]          No  [  _  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                   Outstanding at August 5, 1999
         -----                                   -----------------------------
Common Stock, $.01 Par Value                                 8,413,757

                        PART I - FINANCIAL INFORMATION

                        Item  1.  Financial Statements

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                    June 30,    December 31,
                                                     1999           1998
                                                     ----           ----
                                                  (unaudited)      (note)
ASSETS
Current assets:
     Cash and cash equivalents                     $   2,308    $   5,963
     Receivables:
          Trade, net of allowance                     25,427       20,816
          Other                                          572           63
     Equipment held for sale                             414          505
     Operating supplies and inventories                  393          458
     Deferred income taxes                               130           19
     Prepaid expenses and deposits                     6,478        3,860
     Income taxes refundable                             155           38
                                                   ---------    ---------
          Total current assets                        35,877       31,722

Property and equipment, at cost                      170,856      133,860
     Less:  accumulated depreciation                 (48,854)     (42,429)
                                                   ---------    ---------
          Net property and equipment                 122,002       91,431

Other assets:
     Excess of cost over net assets acquired           9,114        2,277
     Non compete agreement                               461          297
     Other                                             1,290          744
                                                   ---------    ---------
          Total other assets                          10,865        3,318
                                                   ---------    ---------
Total assets                                       $ 168,744    $ 126,471
                                                   =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt          $  18,389    $  13,362
     Trade accounts payable                           14,714        8,494
     Other current liabilities                         8,753        5,178
                                                   ---------    ---------
          Total current liabilities                   41,856       27,034

Long-term debt, less current portion                  62,632       44,816
Non compete agreement                                    196            0
Deferred income taxes                                 16,425       13,164
Shareholders' equity:
Common stock                                              84           83
Additional paid-in capital                            18,890       18,814
Retained earnings                                     28,661       22,560
                                                   ---------    ---------
Total shareholders' equity                            47,635       41,457
                                                   ---------    ---------
Total liabilities and shareholders' equity        $  168,744    $ 126,471
                                                   =========    =========

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                                        P.A.M. TRANSPORTATION SERVICES, INC.
                                                 AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (unaudited)
                                      (in thousands, except per share data)

                                                     Three Months Ended              Six Months Ended
                                                          June 30,                       June 30,
                                                    1999           1998            1999            1998
                                                    ----           ----            ----            ----
Operating revenues                               $  53,675      $  36,012     $  105,066       $  71,451

Operating expenses:
  Salaries, wages and benefits                      23,310         16,252         45,712          32,433
  Operating supplies                                 8,719          6,490         16,879          13,353
  Rent/purchased transportation                      3,293            253          7,323             474
  Depreciation and amortization                      4,649          3,588          8,879           7,045
  Operating taxes and licenses                       2,914          1,886          5,765           4,025
  Insurance and claims                               2,098          1,489          4,096           2,952
  Communications and utilities                         591            409          1,201             758
  Other                                              1,124            696          2,107           1,345
  (Gain) loss on sale of equipment                     (90)            25           (113)             73
                                                 ---------      ---------      ---------       ---------
                                                    46,608         31,088         91,849          62,458
                                                 ---------      ---------      ---------       ---------
Operating income                                     7,067          4,924         13,217           8,993
Other income (expense)
Interest expense                                    (1,479)        (1,027)        (2,884)         (1,857)
                                                 ---------      ---------      ---------       ---------
                                                    (1,479)        (1,027)        (2,884)         (1,857)
Income before income taxes                           5,588          3,897         10,333           7,136
Income taxes --current                                 488            623          1,072             741
             --deferred                              1,806            858          3,160           2,035
                                                 ---------      ---------      ---------       ---------
                                                     2,294          1,481          4,232           2,776

Net income                                       $   3,294      $   2,416      $   6,101       $   4,360
                                                 =========      =========      =========       =========
Net income per common share:
  Basic                                          $    0.39      $    0.29      $    0.73       $    0.53
                                                 =========      =========      =========       =========
  Diluted                                        $    0.39      $    0.29      $    0.72       $    0.52
                                                 =========      =========      =========       =========

Average common shares outstanding-Basic          8,377,960      8,299,702      8,360,178       8,292,906
                                                 =========      =========      =========       =========
Average common shares outstanding-Diluted        8,457,711      8,473,015      8,449,431       8,461,769
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

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                  Six months Ended
                                                                      June 30,
                                                                   1999       1998
                                                                   ----       ----
OPERATING ACTIVITIES
Net income                                                   $   6,101     $   4,360
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                               8,879         7,045
     Non compete agreement amortization                            196           220
     Provision for deferred income taxes                         3,160         2,034
     (Gain)/loss on retirement of property and equipment          (113)           73
     Changes in operating assets and liabilities:
          Accounts receivable                                      469          (569)
          Prepaid expenses and other current assets             (1,897)         (506)
          Accounts payable                                       4,389           298
          Accrued expenses                                       1,688           272
                                                             ---------     ---------
Net cash provided by operating activities                       22,872        13,227

INVESTING ACTIVITIES
Purchases of property and equipment                            (28,704)      (23,174)
Acquisition of business, net of cash acquired                   (9,642)            0
Proceeds from sales of assets                                    2,750         2,277
Lease payments received on direct financing leases                 582             0
                                                             ---------     ---------
Net cash used in investing activities                          (35,014)      (20,897)

FINANCING ACTIVITIES
Borrowings under lines of credit                               100,491        80,441
Repayments under lines of credit                              (100,491)      (85,663)
Borrowings of long-term debt                                    18,469        20,807
Repayments of long-term debt                                   (10,058)       (9,159)
Proceeds from exercise of stock options                             76           116
                                                             ---------     ---------
Net cash provided by financing activities                        8,487         6,542
                                                             ---------     ---------
Net decrease in cash and cash equivalents                       (3,655)       (1,128)

Cash and cash equivalents at beginning of period             $   5,963     $   6,401
                                                             ---------     ---------
Cash and cash equivalents at end of period                   $   2,308     $   5,273
                                                             =========     =========

          See  notes  to  condensed  consolidated  financial  statements.

                       P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999

NOTE  A:  BASIS  OF  PRESENTATION
---------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE  B:  NOTES  PAYABLE  AND  LONG-TERM  DEBT
----------------------------------------------
In the first six months of 1999, the Company's subsidiaries, P.A.M. Transport, Inc., P.A.M. Dedicated Services, Inc., Choctaw Express, Inc. and Decker Transport Co., Inc. entered into installment obligations for the purchase of revenue equipment in the amounts of approximately $8.9 million, $2.1 million, $3.1 million and $4.5 million, respectively. These obligations are payable in 36, 48 and 60 monthly installments at interest rates ranging from 6.34% to 6.97%.

NOTE  C:  NEW  ACCOUNTING  PRONOUNCEMENT
----------------------------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value. The Company has determined that the adoption of this statement will have no material effect on its financial statements.

                         PART I - FINANCIAL INFORMATION

           Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING  INFORMATION
----------------------------
Certain information included in this Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, general economic conditions, competition and other uncertainties detailed in this report and detailed from time to time in other filings by the Company with the Securities and Exchange Commission.


THREE  MONTHS  ENDED  JUNE  30,  1999  VS.  THREE  MONTHS  ENDED  JUNE  30, 1998
--------------------------------------------------------------------------------
For the quarter ended June 30, 1999, revenues increased 49.0% to $53.7 million as compared to $36.0 million for the quarter ended June 30, 1998. The main factors for the increase were an increase in the average number of tractors from 1,051 in the second quarter of 1998 to 1,449 in the second quarter of 1999, of which 251 additional units were attributable to the acquisition of Decker Transport Co., Inc. ("Decker"), and an increase in the average rate per mile charged by the Company in the second quarter of 1999 as compared to the second quarter of 1998, also primarily related to the Decker acquisition.

The Company's operating ratio increased to 86.8% in the second quarter of 1999 compared to 86.3% in the second quarter of 1998.

Salaries, wages and benefits decreased from 45.1% of revenues in the second quarter of 1998 to 43.4% of revenues in the second quarter of 1999. The decrease relates primarily to the brokerage operations acquired in connection with the Decker acquisition in which revenues are generated through the use of outside transportation services and not Company paid drivers.

Operating supplies and expenses decreased from 18.0% of revenues in the second quarter of 1998 to 16.2% of revenues in the second quarter of 1999. The decrease relates primarily to a lower price paid for diesel fuel, and to costs, including fuel, associated with the brokerage operations acquired in connection with the Decker acquisition being combined and paid to other transportation companies in the form of purchased transportation.

Rent and purchased transportation increased from 0.7% of revenues in the second quarter of 1998 to 6.1% of revenues in the second quarter of 1999. The increase relates primarily to the Decker acquisition which purchases transportation services from other transportation companies in order to support its brokerage operations.

Depreciation and amortization decreased from 10.0% of revenues in the second quarter of 1998 to 8.7% of revenues in the second quarter of 1999. The decrease relates primarily to the Decker acquisition which utilizes outside transportation companies' drivers and equipment in order to perform its brokerage activities.

The Company's effective tax rate increased from 38.0% in the second quarter of 1998 to 41.0% in the second quarter of 1999. This increase is related to payments made to Decker drivers in the form of a per diem which is only partially deductible by the Company for federal and state income tax purposes.


SIX  MONTHS  ENDED  JUNE  30,  1999  VS.  SIX  MONTHS  ENDED  JUNE  30,  1998
-----------------------------------------------------------------------------
For the six months ended June 30, 1999, revenues increased 47.0% to $105.1 million as compared to $71.4 million for the six months ended June 30, 1998. The main factors for the increase were an increase in the average number of tractors from 1,028 for the first six months of 1998 to 1,427 for the first six months of 1999, of which 256 additional units were attributable to the Decker acquisition, and an increase in the average rate per mile charged by the Company for the first six months of 1999 as compared to the first six months of 1998, also primarily related to the Decker acquisition.

The Company's operating ratio remained constant at 87.4% for the periods compared.

Salaries, wages and benefits decreased from 45.4% of revenues in the first six months of 1998 to 43.5% of revenues in the first six months of 1999. The decrease relates primarily to the brokerage operations acquired in connection with the Decker acquisition in which revenues are generated through the use of outside transportation services and not Company paid drivers.

Operating supplies and expenses decreased from 18.7% of revenues in the first six months of 1998 to 16.1% of revenues in the first six months of 1999. The decrease relates primarily to a lower price paid for diesel fuel, and to costs, including fuel, associated with the brokerage operations acquired in connection with the Decker acquisition being combined and paid to other transportation companies in the form of purchased transportation.

Rent and purchased transportation increased from 0.7% of revenues in the first six months of 1998 to 7.0% of revenues in the first six months of 1999. The increase relates primarily to the Decker acquisition which purchases transportation services from other transportation companies in order to support its brokerage operations.

Depreciation and amortization decreased from 9.9% of revenues in the first six months of 1998 to 8.5% of revenues in the first six months of 1999. The decrease relates primarily to the Decker acquisition which utilizes outside transportation companies' drivers and equipment in order to perform its brokerage activities.

The Company's effective tax rate increased from 38.9% in the first six months of 1998 to 40.9% in the first six months of 1999. This increase is related to payments made to Decker drivers in the form of a per diem which is only partially deductible by the Company for federal and state income tax purposes.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
During the first six months of 1999, the Company generated $22.9 million in cash from operating activities. Investing activities used $35.0 million in cash in the first six months of 1999. Financing activities generated $8.5 million in the first six months of 1999 primarily from long-term borrowings.

The Company's principal subsidiary, P.A.M. Transport, Inc., has a $15.0 million secured bank line of credit subject to borrowing limitations. This line of credit represents a general "working capital" line of credit at an interest rate of LIBOR as of the first day of the month plus 1.40% (6.44% at June 30, 1999). Outstanding advances on this line of credit were approximately $4.0 million at June 30, 1999 consisting entirely of letters of credit. The Company's borrowing base limitation at June 30, 1999 was $11.0 million. The line of credit is guaranteed by the Company and the first $7.5 million matures on May 31, 2000 while the remaining $7.5 million matures on May 31, 2001.

In addition to cash flow from operations, the Company uses its existing line of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions, such as installment notes (generally three to five year terms at fixed rates), are typically entered into for the purchase of revenue equipment; however, the Company purchased additional revenue equipment during the first six months of 1999 at a cost of approximately $8.6 million using its existing line of credit. In addition, P.A.M. Transport, Inc., P.A.M. Dedicated Services, Inc., Choctaw Express, Inc. and Decker Transport Co., Inc., subsidiaries of the Company, entered into installment obligations during the first six months of 1999 for the purchase of revenue equipment in the amounts of approximately $8.9, $2.1, $3.1 and $4.5 million, respectively, payable in 36, 48 and 60 monthly installments at interest rates ranging from 6.34% to 6.97%.

During the remainder of 1999, the Company plans to replace 184 tractors and 200 trailers which would result in additional debt of approximately $12.1 million. Management expects that the Company's existing working capital and its available line of credit will be sufficient to meet the Company's capital commitments as of June 30, 1999, to repay indebtedness coming due in the current year, and to fund its operating needs during the remainder of fiscal 1999.

ACQUISITION  OF  DECKER  TRANSPORT  CO.,  INC.
----------------------------------------------
On January 11, 1999, the Company closed the purchase of substantially all of the assets and assumed certain liabilities of Decker Transport Co., Inc., a truckload carrier located in New Jersey. The Company acquired assets, which consisted primarily of revenue equipment and trade accounts receivable, totaling approximately $21.0 million and assumed liabilities, which consisted primarily of installment note obligations and trade accounts payable, totaling approximately $14.1 million. In connection with this acquisition, the Company issued to the seller an installment note in the amount of $4.0 million at an interest rate of 6% and paid cash of approximately $9.8 million utilizing existing cash and its line of credit.

The purchase price has been allocated to assets and liabilities based on their estimated fair values as of the date of acquisition. Goodwill was recorded as a result of the purchase allocation and it is being amortized over a 25-year period. The Company also entered into three-year Non-competition Agreements with eight shareholders or officers/employees of Decker Transport Co., Inc.

The acquisition has been accounted for under the purchase method, effective January 11, 1999, with the operations of Decker included in the Company's financial statements since that date. The following pro forma financial information is based on the audited consolidated financial statements of P.A.M. Transportation Services, Inc. for the year ended December 31, 1998 and from the audited combined financial statements of Decker Transport Co., Inc. and Van
Houten Ltd. for the year ended December 31, 1998 and adjusted as if the acquisition had occurred on January 1, 1998, with certain assumptions made that management believes to be reasonable. This information is for comparative purposes only and does not purport to be indicative of the results of operations that would have occurred had the transaction been completed at the beginning of the period or indicative of the results that may occur in the future.

                                                     1998
                                                  (unaudited)
                                               ----------------
                                    (in thousands, except per share data)
Operating revenue                                $  191,616
Income from operations                               17,402
Income before income tax provision                   11,813
Net income                                            7,239
Earnings per share -basic                               .87
Earnings per share -diluted                             .86

Weighted average shares -basic                        8,306
Weighted average shares -diluted                      8,444

YEAR  2000
----------
Many companies may face a potentially serious information systems problem because their computer software applications and operational programs may not properly recognize calendar dates beginning in the Year 2000. This problem could force computers to either shut down or provide incorrect data or information causing a temporary inability to process transactions. Accordingly, a disruption of normal business activities may occur.

The Company began the process of identifying the changes required to its computer programs and hardware in 1997 and has completed its Year 2000 assessment consisting of an analysis of all information systems, data and voice networks, physical plants, rolling stock electronic systems and external suppliers and customers. The Company has determined its overall risk due to Year 2000 failures and has developed a strategy to repair or replace any system determined to be non-compliant. The Company anticipates funding all Year 2000 related expenditures, which are currently estimated at $100,000, from operating cash flows and as of June 30, 1999 the Company had incurred costs of approximately $25,000 related to Year 2000 issues.

All information systems requiring replacement or remediation are under a vendor software maintenance contract, which includes an upgrade to a Year 2000 compatible version. The software vendor has released its Year 2000 compatible version, which has been installed and is being used. This version has passed all of the Company's Year 2000 tests and the Company believes that this software is Year 2000 compliant.

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

The Company's contingency plans relative to the Year 2000 have not been finalized. These plans are evolving as the testing of systems progresses and the Company's subsidiaries continue to convert to Year 2000 compliant software. During the conversion phase management will develop and modify a "worst case scenario" contingency plan based on testing and conversion results.

The related costs and projected completion dates for Year 2000 compatability are based upon management's best estimates. However, management cannot predict with certainty the impact on the Company's business, financial condition, and results of operations if customers and suppliers fail or delay to address Year 2000 issues.

                         PART II.     OTHER INFORMATION
                         ------------------------------

Item  3.    Quantitative  and  Qualitative  Disclosure  about  Market  Risk.
----------------------------------------------------------------------------
     The Company's General Line of Credit agreement provides for borrowings, which bear interest at variable rates based on the LIBOR. At June 30, 1999, the Company had approximately $4.0 million outstanding pursuant to the General Line of Credit. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

     All customers are required to pay for the Company's services in U.S. dollars and the Company does not engage in hedging transactions relating to diesel fuel or any other commodity.


Item  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders.
------------------------------------------------------------------------
     The 1999 Annual Meeting of Stockholders of the Company was held on May 20, 1999. At the meeting, the following persons were elected as directors to serve for a term of one year and until their successors are elected and qualified:
Robert W. Weaver, Daniel C. Sullivan, Matthew T. Moroun, Charles F. Wilkins, Fredrick P. Calderone and Joseph J. Casaroll.

The results of voting with respect to the election of directors were as follows:

                                   Votes        Votes
                                    FOR        WITHHELD
                                    ---        --------
         Robert W. Weaver        8,226,103       3,400
         Daniel C. Sullivan      8,226,103       3,400
         Charles F. Wilkins      8,226,103       3,400
         Matthew T. Moroun       8,225,103       3,400
         Fredrick P. Calderone   8,226,103       3,400
         Joseph J. Casaroll      8,223,103       3,400


Item  5.    Other  Information.
-------------------------------
     Any proposal to be presented at the 2000 Annual Meeting of Stockholders must be received at the principal executive offices of the Company not later than December 21, 1999, directed to the attention of the Secretary, for consideration for inclusion in the Company's proxy statement and form of proxy relating to that meeting. Any such proposals must comply in all respects with the rules and regulations of the Securities and Exchange Commission.

     In connection with the Company's Annual Meeting of Stockholders to be held in 2000, if the Company does not receive notice of a matter or proposal to be considered by March 5, 2000, then the persons appointed by the Board of Directors to act as the proxies for such Annual Meeting (named in the form of proxy) will be allowed to use their discretionary voting authority with respect to any such matter or proposal at the Annual Meeting, if such matter or proposal is properly raised at the Annual Meeting and put to a vote.


Item  6.    Exhibits  and  Reports  on  Form  8-K.
--------------------------------------------------

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



                         P.A.M.  TRANSPORTATION  SERVICES,  INC.




Dated:   August 5, 1999        By: /s/ Robert  W  Weaver
                                   ---------------------------------
                                   Robert W. Weaver
                                   President and Chief Executive Officer
                                   (principal executive officer)


Dated:   August 5, 1999        By: /s/ Larry  J.  Goddard
                                   ---------------------------------
                                   Larry J. Goddard
                                   Vice President-Finance, Chief Financial
                                   Officer, Secretary and Treasurer
                                   (principal accounting and financial officer)