Form 10-Q
period 1999-09-30
PAM TRANSPORTATION SERVICES INC
filed 1999-11-12
CIK 798287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[  X  ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  September 30, 1999


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

Yes  [  X  ]          No  [  _  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                 Outstanding at October 29, 1999
         -----                                 -------------------------------
Common Stock, $.01 Par Value                               8,443,757

                        PART I - FINANCIAL INFORMATION

                        Item  1.  Financial Statements

                     P.A.M. TRANSPORTATION SERVICES, INC.
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                  September 30,   December 31,
                                                      1999           1998
                                                      ----           ----
                                                  (unaudited)       (note)
ASSETS
Current assets:
     Cash and cash equivalents                     $     729      $   5,963
     Receivables:
          Trade, net of allowance                     25,586         20,816
          Other                                          818             63
     Equipment held for sale                             192            505
     Operating supplies and inventories                  384            458
     Deferred income taxes                               115             19
     Prepaid expenses and deposits                     6,084          3,860
     Income taxes refundable                              19             38
                                                   ---------      ---------
          Total current assets                        33,927         31,722

Property and equipment, at cost                      175,359        133,860
     Less:  accumulated depreciation                 (51,756)       (42,429)
                                                   ---------      ---------
          Net property and equipment                 123,603         91,431

Other assets:
     Excess of cost over net assets acquired           9,012          2,277
     Non compete agreement                               361            297
     Other                                             1,284            744
                                                   ---------      ---------
          Total other assets                          10,657          3,318
                                                   ---------      ---------
Total assets                                       $ 168,187      $ 126,471
                                                   =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt          $  20,896      $  13,362
     Trade accounts payable                           14,014          8,494
     Other current liabilities                         8,362          5,178
                                                   ---------      ---------
          Total current liabilities                   43,272         27,034

Long-term debt, less current portion                  56,305         44,816
Non compete agreement                                    163              0
Deferred income taxes                                 17,658         13,164
Shareholders' equity:
Common stock                                              84             83
Additional paid-in capital                            19,250         18,814
Retained earnings                                     31,455         22,560
                                                   ---------      ---------
Total shareholders' equity                            50,789         41,457
                                                   ---------      ---------
Total liabilities and shareholders' equity        $  168,187      $ 126,471
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

                                   P.A.M. TRANSPORTATION SERVICES, INC.
                                            AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (unaudited)
                                 (in thousands, except per share data)

                                                     Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                    1999           1998           1999            1998
                                                    ----           ----           ----            ----
Operating revenues                               $  51,284      $  34,131     $  156,350       $ 105,583

Operating expenses:
  Salaries, wages and benefits                      22,084         15,419         67,796          47,852
  Operating supplies                                 9,027          6,361         25,901          19,714
  Rent/purchased transportation                      3,076            224         10,399             697
  Depreciation and amortization                      4,833          3,447         13,712          10,492
  Operating taxes and licenses                       2,683          2,080          8,453           6,106
  Insurance and claims                               1,903          1,483          5,999           4,436
  Communications and utilities                         608            410          1,809           1,168
  Other                                              1,163            715          3,270           2,060
  (Gain) loss on sale of equipment                    (149)           (17)          (262)             56
                                                 ---------      ---------      ---------       ---------
                                                    45,228         30,122        137,077          92,581
                                                 ---------      ---------      ---------       ---------
Operating income                                     6,056          4,009         19,273          13,002
Other income (expense)
Interest expense                                    (1,413)          (981)        (4,297)         (2,838)
                                                 ---------      ---------      ---------       ---------
                                                    (1,413)          (981)        (4,297)         (2,838)

Income before income taxes                           4,643          3,028         14,976          10,164

Income taxes --current                                 547            185          1,620             926
             --deferred                              1,302            990          4,461           3,025
                                                 ---------      ---------      ---------       ---------
                                                     1,849          1,175          6,081           3,951

Net income                                       $   2,794      $   1,853      $   8,895       $   6,213
                                                 =========      =========      =========       =========
Net income per common share:
  Basic                                          $    0.33      $    0.22      $    1.06       $    0.75
                                                 =========      =========      =========       =========
  Diluted                                        $    0.33      $    0.22      $    1.05       $    0.74
                                                 =========      =========      =========       =========

Average common shares outstanding-Basic          8,420,603      8,312,674      8,380,541       8,299,568
                                                 =========      =========      =========       =========
Average common shares outstanding-Diluted        8,527,189      8,421,163      8,477,753       8,452,355
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

                       P.A.M. TRANSPORTATION SERVICES, INC.
                                 AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (unaudited)
                                  (in thousands)

                                                                  Nine months Ended
                                                                     September 30,
                                                                  1999          1998
                                                                  ----          ----
OPERATING ACTIVITIES
Net income                                                   $   8,895     $   6,213
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                              13,712        10,492
     Non compete agreement amortization                            295           330
     Provision for deferred income taxes                         4,461         3,025
     (Gain)/loss on retirement of property and equipment          (262)           56
     Changes in operating assets and liabilities:
          Accounts receivable                                       34        (4,228)
          Prepaid expenses and other current assets             (1,489)         (678)
          Accounts payable                                       3,620         7,868
          Accrued expenses                                       1,297           887
                                                             ---------     ---------
Net cash provided by operating activities                       30,563        23,965

INVESTING ACTIVITIES
Purchases of property and equipment                            (37,151)      (33,564)
Acquisition of business, net of cash acquired                   (9,642)            0
Proceeds from sales of assets                                    5,251         3,584
Lease payments received on direct financing leases                 749             0
                                                             ---------     ---------
Net cash used in investing activities                          (40,793)      (29,980)

FINANCING ACTIVITIES
Borrowings under lines of credit                               147,185       125,632
Repayments under lines of credit                              (146,233)     (129,116)
Borrowings of long-term debt                                    18,469        24,505
Repayments of long-term debt                                   (14,861)      (21,245)
Proceeds from exercise of stock options                            436           176
                                                             ---------     ---------
Net cash provided by financing activities                        4,996           (48)
                                                             ---------     ---------
Net decrease in cash and cash equivalents                       (5,234)       (6,063)

Cash and cash equivalents at beginning of period             $   5,963     $   6,401
                                                             ---------     ---------
Cash and cash equivalents at end of period                   $     729     $     338
                                                             =========     =========

          See  notes  to  condensed  consolidated  financial  statements.

                       P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

NOTE  A:  BASIS  OF  PRESENTATION
---------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE  B:  NOTES  PAYABLE  AND  LONG-TERM  DEBT
----------------------------------------------
In the first nine months of 1999, the Company's subsidiaries, P.A.M. Transport, Inc., P.A.M. Dedicated Services, Inc., Choctaw Express, Inc. and Decker Transport Co., Inc. entered into installment obligations for the purchase of revenue equipment in the amounts of approximately $8.8 million, $2.1 million, $3.1 million and $4.5 million, respectively. These obligations are payable in 36, 48 and 60 monthly installments at interest rates ranging from 6.34% to 6.97%.

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


THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. THREE MONTHS ENDED  SEPTEMBER 30, 1998
--------------------------------------------------------------------------------
For the quarter ended September 30, 1999, revenues increased 50.3% to $51.3 million as compared to $34.1 million for the quarter ended September 30, 1998. The main factors for the increase were an increase in the average number of tractors from 1,054 in the third quarter of 1998 to 1,459 in the third quarter of 1999, of which 249 additional units were attributable to the acquisition of Decker Transport Co., Inc. ("Decker"), and an increase in the average rate per mile charged by the Company in the third quarter of 1999 as compared to the third quarter of 1998, also primarily related to the Decker acquisition.

The Company's operating ratio remained constant at 88.2% for the periods compared.

Salaries, wages and benefits decreased from 45.2% of revenues in the third quarter of 1998 to 43.1% of revenues in the third quarter of 1999. The decrease relates primarily to the brokerage operations acquired in connection with the Decker acquisition in which revenues are generated through the use of outside transportation services and not Company paid drivers.

Operating supplies and expenses decreased from 18.6% of revenues in the third quarter of 1998 to 17.6% of revenues in the third quarter of 1999. The decrease, which was partially offset by an increase in fuel costs, relates primarily to costs associated with the brokerage operations acquired in connection with the Decker acquisition being combined and paid to other transportation companies in the form of purchased transportation.

Rent and purchased transportation increased from 0.7% of revenues in the third quarter of 1998 to 6.0% of revenues in the third quarter of 1999. The increase relates primarily to the Decker acquisition which purchases transportation services from other transportation companies in order to support its brokerage operations.

Depreciation and amortization decreased from 10.1% of revenues in the third quarter of 1998 to 9.4% of revenues in the third quarter of 1999. The decrease relates primarily to the Decker acquisition which utilizes outside transportation companies' drivers and equipment in order to perform its brokerage activities.

The Company's effective tax rate increased from 38.8% in the third quarter of 1998 to 39.8% in the third quarter of 1999. This increase is related to payments made to Decker drivers in the form of a per diem which is only partially deductible by the Company for federal and state income tax purposes.


NINE  MONTHS ENDED  SEPTEMBER 30, 1999 VS. NINE MONTHS ENDED  SEPTEMBER 30, 1998
--------------------------------------------------------------------------------
For the nine months ended September 30, 1999, revenues increased 48.1% to $156.3 million as compared to $105.6 million for the nine months ended September 30, 1998. The main factors for the increase were an increase in the average number of tractors from 1,036 for the first nine months of 1998 to 1,438 for the first nine months of 1999, of which 253 additional units were attributable to the Decker acquisition, and an increase in the average rate per mile charged by the Company for the first nine months of 1999 as compared to the first nine months of 1998, also primarily related to the Decker acquisition.

The Company's operating ratio remained constant at 87.7% for the periods compared.

Salaries, wages and benefits decreased from 45.3% of revenues in the first nine months of 1998 to 43.4% of revenues in the first nine months of 1999. The decrease relates primarily to the brokerage operations acquired in connection with the Decker acquisition in which revenues are generated through the use of outside transportation services and not Company paid drivers.

Operating supplies and expenses decreased from 18.7% of revenues in the first nine months of 1998 to 16.6% of revenues in the first nine months of 1999. The decrease, which was partially offset by an increase in fuel costs, relates primarily to costs associated with the brokerage operations acquired in connection with the Decker acquisition being combined and paid to other transportation companies in the form of purchased transportation.

Rent and purchased transportation increased from 0.7% of revenues in the first nine months of 1998 to 6.6% of revenues in the first nine months of 1999. The increase relates primarily to the Decker acquisition which purchases transportation services from other transportation companies in order to support its brokerage operations.

Depreciation and amortization decreased from 9.9% of revenues in the first nine months of 1998 to 8.8% of revenues in the first nine months of 1999. The decrease relates primarily to the Decker acquisition which utilizes outside transportation companies' drivers and equipment in order to perform its brokerage activities.

The Company's effective tax rate increased from 38.9% in the first nine months of 1998 to 40.6% in the first nine months of 1999. This increase is related to payments made to Decker drivers in the form of a per diem which is only partially deductible by the Company for federal and state income tax purposes.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
During the first nine months of 1999, the Company generated $30.6 million in cash from operating activities. Investing activities used $40.8 million in cash in the first nine months of 1999. Financing activities generated $5.0 million in the first nine months of 1999 primarily from long-term borrowings.

The Company's principal subsidiary, P.A.M. Transport, Inc., has a $15.0 million secured bank line of credit subject to borrowing limitations. This line of credit represents a general "working capital" line of credit at an interest rate of LIBOR as of the first day of the month plus 1.40% (6.78% at September 30, 1999). Outstanding advances on this line of credit were approximately $4.5 million at September 30, 1999, including $3.6 million in letters of credit. The Company's borrowing base limitation at September 30, 1999 was $10.5 million. The line of credit is guaranteed by the Company and the first $7.5 million matures on May 31, 2000 while the remaining $7.5 million matures on May 31, 2001.

In addition to cash flow from operations, the Company uses its existing line of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions, such as installment notes (generally three to five year terms at fixed rates), are typically entered into for the purchase of revenue equipment; however, the Company purchased additional revenue equipment during the first nine months of 1999 at a cost of approximately $14.9 million using its existing line of credit. In addition, P.A.M. Transport, Inc., P.A.M. Dedicated Services, Inc., Choctaw Express, Inc. and Decker Transport Co., Inc., subsidiaries of the Company, entered into installment obligations during the first nine months of 1999 for the purchase of revenue equipment in the amounts of approximately $8.8, $2.1, $3.1 and $4.5 million, respectively, payable in 36, 48 and 60 monthly installments at interest rates ranging from 6.34% to 6.97%.

During the remainder of 1999, the Company plans to replace 105 tractors which would result in additional debt of approximately $5.6 million. Management expects that the Company's existing working capital and its available line of credit will be sufficient to meet the Company's capital commitments as of September 30, 1999, to repay indebtedness coming due in the current year, and to fund its operating needs during the remainder of fiscal 1999.


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

The Company began the process of identifying the changes required to its computer programs and hardware in 1997 and has completed its Year 2000 assessment consisting of an analysis of all information systems, data and voice networks, physical plants, rolling stock electronic systems and external suppliers and customers. The Company has determined its overall risk due to Year 2000 failures and has developed a strategy to repair or replace any system determined to be non-compliant. The Company anticipates funding all Year 2000 related expenditures, which are currently estimated at $100,000, from operating cash flows and as of September 30, 1999 the Company had incurred costs of approximately $90,000 related to Year 2000 issues.

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

The Company has surveyed its major suppliers and customers as well as secondary suppliers and customers for their state of readiness. Major suppliers and customers whose responses indicate they may not be Year 2000 compatible in a timely fashion are being monitored on a monthly basis. The Company has also issued certification requests to the software companies on which its computer programs rely seeking assurance that they will be Year 2000 compliant. Approximately 99% of the questionnaires have been returned. Respondents have indicated that they are currently Year 2000 compliant or will be in advance of the Year 2000.

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

                         PART II.     OTHER INFORMATION
                         ------------------------------

Item  3.    Quantitative  and  Qualitative  Disclosure  about  Market  Risk.
----------------------------------------------------------------------------
The Company's General Line of Credit agreement provides for borrowings, which bear interest at variable rates based on the LIBOR. At September 30, 1999, the Company had approximately $4.5 million outstanding pursuant to the General Line of Credit. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

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



                         P.A.M.  TRANSPORTATION  SERVICES,  INC.




Dated:   November 9, 1999      By: /s/ Robert  W  Weaver
                                   ---------------------------------
                                   Robert W. Weaver
                                   President and Chief Executive Officer
                                   (principal executive officer)


Dated:   November 9, 1999      By: /s/ Larry  J.  Goddard
                                   ---------------------------------
                                   Larry J. Goddard
                                   Vice President-Finance, Chief Financial
                                   Officer, Secretary and Treasurer
                                   (principal accounting and financial officer)