Form 10-K
period 1999-12-31
PAM TRANSPORTATION SERVICES INC
filed 2000-03-28
CIK 798287

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1999

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on March 13, 2000 was $18,874,651. Solely for the purposes of this response, executive officers, directors and beneficial owners of more than five percent of the Company's common stock are considered the affiliates of the Company at that date.

The number of shares outstanding of the issuer's common stock, as of March 13, 2000: 8,439,957 shares of $.01 par value common stock.

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

ITEM 1. BUSINESS
----------------

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

     The Company is a holding company organized under the laws of the State of Delaware in June 1986 and conducts its operations through its wholly-owned subsidiaries, P.A.M. Transport, Inc. ("P.A.M. Transport"), P.A.M. Special Services, Inc., T.T.X., Inc., P.A.M. Dedicated Services, Inc., P.A.M. Logistics Services, Inc., Choctaw Express, Inc., Choctaw Brokerage, Inc., Allen Freight Services, Inc. and Decker Transport Co., Inc. The Company's operating authorities are held by P.A.M. Transport, P.A.M. Dedicated Services, Inc., Choctaw Express, Inc., Choctaw Brokerage, Inc., Allen Freight Services, Inc. and Decker Transport Co., Inc. Although not organized until June 1986, the Company is, for financial accounting purposes, the successor to P.A.M. Transport, which was organized under the laws of the State of Arkansas in 1980. Unless the context otherwise requires, all references to the Company in this Annual Report on Form 10-K include P.A.M. Transportation Services, Inc. and its subsidiaries. At December 31, 1999, the Company operated a transport fleet consisting of 1,468 over-the-road tractors ("tractors") and 3,846 trailers.

     The Company is headquartered and maintains its primary terminal, maintenance facilities and corporate and administrative offices in Tontitown in the northwest corner of Arkansas, a major center for the trucking industry and where the support services (including warranty repair services) of most major tractor and trailer equipment manufacturers are readily available.

MARKETING/MAJOR CUSTOMERS

     The Company's marketing emphasis is directed to that segment of the truckload market which is generally service-sensitive, as opposed to being solely price competitive. Since 1990, the Company has diversified its marketing efforts to gain access to non-traditional freight traffic, including international (Mexico and Canada), domestic regional short-haul, dedicated fleet services and intermodal transportation. The Company also participates in various "core carrier" partnerships with its larger customers. The Company estimates that approximately 55% of its deliveries to customers are made on a JIT ("just in time") basis, whereby products and raw materials are scheduled for delivery as they are needed on the retail customer's shelves or in the manufacturing customer's production line. Such requirements place a premium on the freight carrier's delivery performance and reliability. With respect to these JIT deliveries, approximately 50% require the use of two-man driver teams to meet the customer's schedule. The need for this service is a product of modern manufacturing and assembly methods which are designed to drastically decrease inventory levels and handling costs.

     The Company's marketing efforts are conducted by eight outside sales persons domiciled within the Company's major markets. Field personnel are supervised from Company headquarters, emphasizing an even flow of freight traffic (balance between originations and destinations in a given geographical area) and minimization of movement of empty equipment.

     During 1999, the Company's five largest customers, for which the Company provides carrier services covering a number of geographic locations, accounted for approximately 52% of total revenues. General Motors Corporation accounted for approximately 30% of 1999 revenues. A total loss of this business, however unlikely, would have an adverse impact on the Company's operations, at least over the short term.

     The Company also provides transportation services to other manufacturers who are suppliers for automobile manufacturers. As a result, concentration of the Company's business within the industry is greater than the concentration in a single customer. Of the Company's revenues for 1999 that were attributable to its top ten customers, approximately 46% were derived from transportation services provided to the automobile industry.

      The Company is no longer required to file tariffs with the Interstate Commerce Commission ("ICC") or any successor agency. See "Regulation."

OPERATIONS

     The Company maintains dispatch offices at its headquarters, as well as its offices in Jacksonville, Florida; Columbia, Mississippi; Warren, Ohio; Oklahoma City, Oklahoma; Willard, Ohio; Riverdale, New Jersey; and Irving, Texas, with a toll free WATS line to facilitate communications with both customers and drivers. The location, status and contact assignment of all of the Company's equipment are available on an up-to-date basis through the Company's computer system, which permits the Company to better meet delivery schedules, respond to customer inquiries and match equipment with the next available load.

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

OVER-THE-ROAD EQUIPMENT

     The Company operated a fleet of 1,468 tractors and 3,846 trailers at December 31, 1999. All of the trailers and all except 148 tractors are owned or leased by the Company. The tractors that are not Company owned are leased from owner/operators on a per mile basis.

     At the end of the respective years, the average age of the Company's tractors was 1.94 in 1997, 1.74 in 1998 and 1.64 in 1999. The average age of the Company's trailer fleet was 2.85, 3.31, and 3.97 at the end of 1997, 1998, and 1999, respectively.

     During 1999, the Company purchased 545 new tractors and 455 new trailers and disposed of 407 tractors and 129 trailers. During 2000, the Company expects to purchase 330 new tractors and 25 new trailers while continuing to sell or trade older equipment.

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

DRIVERS

     At December 31, 1999, the Company utilized 1,486 drivers in its operations. All drivers are recruited, screened, drug tested and trained and are subject to the control and supervision of the Company's operations and safety departments. The Company's driver training program stresses the importance of safety and reliable, on-time delivery. Drivers are required to report to their dispatchers daily and at the earliest possible moment when any condition en route occurs which might delay their scheduled delivery time.

     The Company's drivers are selected only after strict application screening and drug testing. Before being permitted to operate a vehicle for the Company, drivers must undergo classroom instruction on Company policies and procedures, safety techniques and proper operation of equipment and then must pass both written and road tests. Instruction in defensive driving and safety techniques continues after hiring, with the Company holding seminars at its terminals in Tontitown, Arkansas; Jacksonville, Florida; Columbia, Mississippi; Riverdale, New Jersey; Warren, Ohio; and Oklahoma City, Oklahoma. The Company currently employs approximately 56 persons on a full-time basis in its driver recruiting, training and safety instruction programs.

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

EMPLOYEES

     At December 31, 1999, the Company employed 1,899 persons, of which 1,486 are drivers, 112 are maintenance personnel, 139 are employed in operations, 34 are employed in marketing, 56 are employed in safety and personnel, and 72 are employed in general administration and accounting. The Company also has 148 owner/operators under contract who are compensated on a per mile basis. None of these employees are represented by a collective bargaining unit and the Company believes that its employee relations are good.

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

     The Termination Act substantially revises the Motor Carrier Act of 1980, eliminating numerous unnecessary provisions and streamlining many of the ICC's functions regarding the regulation of the motor carrier industry. The majority of the remaining ICC functions are transferred to the United States Department of Transportation ("DOT"), with limited responsibilities transferred to a newly formed Surface Transportation Board. Some of the ICC functions that have been eliminated include: tariff filings, except for non-contiguous domestic trade; rate regulation, except for non-contiguous domestic trade and individual household goods movements; federal grants of operating authority; price regulation and tariff filing requirements for office and exhibit moves; the possibility of future undercharge claims; restrictions on intermodal ownership; review of motor carrier mergers; and state regulation of transportation intermediaries. In addition, registration and insurance filings under the Motor Carrier Act are streamlined into a single federal registration and insurance system to eliminate duplicative and burdensome filing requirements. Exemption authority to permit administrative deregulation has also been substantially broadened, with restrictions remaining on only cargo loss and damage, insurance, safety fitness and antitrust immunity.

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

     Motor carrier operations are also subject to safety requirements prescribed by the DOT governing interstate operation. Such matters as weight and dimensions of equipment are also subject to federal and state regulations.

     The Company believes that it is in compliance in all material respects with applicable regulatory requirements relating to its trucking business and operates with a satisfactory rating from the DOT.

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

EXECUTIVE OFFICERS

     The  executive  officers  of  the  Company  are  as  follows:

           Name                   Position  with  Company
           ----                   -----------------------
     Robert Weaver       President and Chief Executive Officer

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

     W. CLIF LAWSON, age 46, has been Executive Vice President of the Company since August 1989 and Chief Operating Officer since March 1992. He joined the Company in June 1984 and served in various operations and sales capacities until August 1989.

     LARRY J. GODDARD, age 41, has been Vice President-Finance and Chief Financial Officer since January 1991 and served as Controller of the Company from May 1989 to January 1991. In addition, he has served as Secretary since September 1989, and Treasurer since May 1991. From November 1987 to May 1989, he served as General Accounting Manager of the Company.

ITEM 2. PROPERTIES
------------------

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

ITEM 3. LEGAL PROCEEDINGS
-------------------------

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
----------------------------------------------------------------------

     No matters were submitted to a vote of security holders of the Company during the fourth quarter ended December 31, 1999.

                                     PART II


ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

The Company's Common Stock is traded on the Nasdaq National Market System under the Nasdaq symbol PTSI. The following table sets forth, for the fiscal quarters indicated, the range of the high and low sales price per share for the Common Stock as quoted on the Nasdaq National Market System.

Fiscal  Year  Ended  December  31,  1999
----------------------------------------
                                  High               Low
                                  ----               ---
First Quarter                 $     10          $      7
Second Quarter                   9 7/8           8 15/16
Third Quarter                   12 7/8             9 1/4
Fourth Quarter                  12 1/8           9 13/16

Fiscal  Year  Ended  December  31,  1998
----------------------------------------
                                  High               Low
                                  ----               ---
First Quarter                 $ 11 3/4           $ 8 3/4
Second Quarter                      12             8 3/4
Third Quarter                       10             6 1/4
Fourth Quarter                       9             6 1/2

     As of March 13, 2000, the number of stockholders of record was approximately 331. The Company has not declared or paid any cash dividend on its common stock. The policy of the Board of Directors of the Company is to retain earnings for the expansion and development of the Company's business. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including the Company's earnings, financial condition and other factors deemed relevant by the Board of Directors.

ITEM  6.  SELECTED  FINANCIAL  DATA.
------------------------------------

    The following selected financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.

                                                             Years Ended December 31,
                                                1999       1998       1997       1996      1995
                                              ---------------------------------------------------
                                                     (in thousands, except per share amounts)
Statement of operations:
Operating revenues                            $207,381   $143,164   $127,211   $113,021   $91,595
                                              ---------------------------------------------------
Operating expenses:
Salaries, wages and benefits                    90,248     65,169     57,662     52,444    40,020
Operating supplies                              35,246     26,511     24,666     21,909    16,719
Rent and purchased transportation               13,309      1,082      1,655      1,824     1,538
Depreciation and amortization                   18,392     14,003     12,995     11,999     9,428
Operating taxes and licenses                    11,334      8,388      7,581      6,734     5,608
Insurance and claims                             7,945      6,069      5,571      5,004     4,163
Communications and utilities                     2,365      1,583      1,001      1,090       852
Other                                            4,388      3,131      2,394      2,077     1,666
(Gain) loss on sale or disposal of property       (301)       168         71        375       159
                                              ---------------------------------------------------
Total operating expenses                       182,926    126,104    113,596    103,456    80,153
                                              ---------------------------------------------------
Operating income                                24,455     17,060     13,615      9,565    11,442
Interest expense                                (5,650)    (3,830)    (3,423)    (4,137)   (3,521)
Other                                                -          1          -         31       166
                                              ---------------------------------------------------
Income before income taxes                      18,805     13,231     10,192      5,459     8,087
Income taxes                                     7,536      5,158      3,892      2,147     3,073
                                              ---------------------------------------------------
Net income                                    $ 11,269   $  8,073   $  6,300   $  3,312  $  5,014
                                              ===================================================
Earnings per common share:
Basic                                         $   1.34   $   0.97   $   0.77   $   0.66  $   1.01
                                              ===================================================
Diluted                                       $   1.33   $   0.96   $   0.76   $   0.44  $   0.66
                                              ===================================================
Average common shares outstanding-Basic          8,393      8,306      8,192      5,035     4,970
                                              ===================================================
Average common shares outstanding-Diluted(1)     8,488      8,444      8,290      7,578     7,654
                                              ===================================================

(1) Income per share for 1999, 1998, 1997, 1996 and 1995 assumes the exercise of stock  purchase warrants and stock options  to purchase an aggregate of 262,097, 317,040, 347,850, 3,545,280 and  3,529,278  shares  of Common  Stock,  respectively.

                                          Balance Sheet Data
                                            At December 31,

                               1999     1998    1997     1996    1995
                             -----------------------------------------
                                         (in thousands)
Total assets                 168,961  126,471  100,688  94,985  86,808
Long term debt                55,617   44,816   28,226  34,938  37,966
Shareholders' equity          53,365   41,457   33,162  26,312  18,232

                                                                     Operating Data
                                                                 Years Ended December 31,

                                          1999            1998            1997            1996            1995
                                        --------------------------------------------------------------------------
Operating ratio (1)                         88.2%           88.1%           89.4%           91.5%           87.5%
Average number of truckloads per week      4,885           3,425           2,874           2,437           1,913
Average miles per trip                       734             767             786             845             899
Total miles traveled (in thousands)      176,358         131,847         115,622         102,946          85,588
Average miles per tractor                128,966         125,569         125,404         122,250         118,424
Average revenue per tractor per week    $  2,848        $  2,716        $  2,694        $  2,684        $  2,711
Average revenue per loaded mile         $   1.18        $   1.15        $   1.17        $   1.17        $   1.14
Empty mile factor                            5.4%            5.5%            5.8%            6.1%            6.2%


At end of period:
Total company-owned/leased tractors. .     1,468(2)        1,127(3)          975(3)          912(4)          716(5)
Average age of all tractors (in years)      1.64            1.74            1.94            1.85            1.26
Total trailers                             3,846(6)        2,784(7)        2,678(8)        2,398(9)        1,638(10)
Average age of trailers (in years)          3.97            3.31            2.85            2.60            2.34
Number of employees                        1,899           1,656           1,446           1,438           1,192

(1)  Total  operating  expenses  as  a  percentage  of total operating revenues.
(2)  Includes  148  owner  operator  tractors.
(3)  Includes  94  owner  operator  tractors.
(4)  Includes  126  owner  operator  tractors.
(5)  Includes  45  owner  operator  tractors.
(6)  Includes  21  trailers  leased  from an affiliate of the Company's majority shareholder.
(7)  Includes  46  trailers  leased  from an affiliate of the Company's majority shareholder.
(8)  Includes  66  trailers  leased  from an affiliate of the Company's majority shareholder.
(9)  Includes  74  trailers  leased  from an affiliate of the Company's majority shareholder.
(10) Includes  82  trailers  leased from an affiliate of the Company's majority shareholder.

ITEM  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------------
RESULTS  OF  OPERATIONS.
------------------------

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

     The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.

                                       Percentage of Operating Revenues
                                           Years Ended December 31,

                                             1999   1998   1997
                                             ------------------
Operating revenues                           100%   100%   100%
                                             ------------------
Operating expenses:
Salaries, wages and benefits                 43.5   45.5   45.3
Operating supplies                           17.0   18.5   19.4
Rent and purchased transportation             6.4    0.8    1.3
Depreciation and amortization                 8.9    9.8   10.2
Operating taxes and licenses                  5.5    5.9    6.0
Insurance and claims                          3.8    4.2    4.4
Communications and utilties                   1.1    1.1    0.8
Other                                         2.1    2.2    1.9
(Gain) loss on sale or disposal of property  (0.1)   0.1    0.1
                                             ------------------
Total operating expenses                     88.2   88.1   89.4
                                             ------------------
Operating income                             11.8   11.9   10.6
Interest expense                             (2.7)  (2.7)  (2.7)
                                             ------------------
Income before income taxes                    9.1    9.2    7.9
Federal and state income taxes               (3.6)  (3.6)  (3.1)
                                             ------------------
Net income                                    5.5    5.6    4.8
                                             ==================

RESULTS  OF  OPERATIONS

1999  COMPARED  TO  1998

     For the year ended December 31, 1999, revenues increased 44.9% to $207 million as compared to $143 million for the year ended December 31, 1998. The Company's utilization (revenue per tractor per work day) increased 5.0% from $543 in 1998 to $570 in 1999.

     The  Company's  operating  ratio  increased  from 88.1%  in  1998  to 88.2%
in 1999

     Salaries, wages and benefits decreased from 45.5% of revenues in 1998 to 43.5% of revenues in 1999. The decrease relates primarily to the brokerage operations of Decker Transport in which revenues are generated through the use of outside transportation services and not Company paid drivers.

     Operating supplies and expenses decreased from 18.5% of revenues in 1998 to 17.0% of revenues in 1999. The decrease, which was partially offset by an increase in fuel costs, relates primarily to costs associated with the Decker brokerage operations being combined and paid to other transportation companies in the form of purchased transportation.

     Rent and purchased transportation increased from 0.8% of revenues in 1998 to 6.4% of revenues in 1999. The increase relates primarily to the purchase of transportation services from other transportation companies in order to support brokerage operations.

     Depreciation and amortization decreased from 9.8% of revenues in 1998 to 8.9% of revenues in 1999. The decrease relates primarily to the utilization of outside transportation companies' drivers and equipment in order to perform brokerage activities.

     The Company's effective tax rate increased from 38.9% in 1998 to 40.1% in 1999. This increase is related to payments made to Decker drivers in the form of a per diem which is only partially deductible by the Company for federal and state income tax purposes.


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

LIQUIDITY  AND  CAPITAL  RESOURCES

     During 1999, the Company generated $39.6 million in cash from operating activities. The ratio of current assets to current liabilities was .8 at the end of 1999, compared to 1.2 and 1.0 at the end of 1998 and 1997, respectively.

     Investing activities used $47.8 million in cash in 1999 compared to $38.3 million and $16.5 million in 1998 and 1997, respectively. The cash used in all three years related primarily to the purchase of revenue equipment used in the Company's operations.

     Financing activities provided $5.8 million in cash in 1999 primarily from long-term debt incurred to finance the purchase of revenue equipment used in the Company's operations.

     The Company's principal subsidiary, P.A.M. Transport, Inc., has a $15.0 million secured bank line of credit subject to borrowing limitations. Withdrawals from the line of credit are at an interest rate of LIBOR as of the first day of the month plus 1.40% (7.88% at December 31, 1999). The Company's borrowing limitation at December 31, 1999 was $7.5 million. This line of credit is guaranteed by the Company and matures May 31, 2001. The line of credit agreement contains restrictive covenants which require the Company to maintain a net worth of $12.5 million and a debt service coverage ratio of not less than
1.0 to 1.0. The line of credit agreement also includes restrictions on dividend payments and certain corporate acts such as mergers and consolidations. At
December  31,  1999,  the  Company  was  in  compliance with all such covenants.

     In addition to cash flow from operations, the Company uses its existing line of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions, such as installment notes (generally three and four year terms at fixed rates) are typically entered into for the purchase of revenue equipment; however, the Company purchased additional revenue equipment during 1999 with a cost of approximately $24.0 million using its existing line of credit and cash on hand. Four subsidiaries of the Company, P.A.M. Transport, Inc., P.A.M. Dedicated Services, Inc., Choctaw Express, Inc., and Decker Transport Co., Inc., entered into installment obligations in 1999 for the purchase of replacement revenue equipment which totaled approximately $11.1 million, $2.2 million, $12.4 million, and $7.5 million, respectively, payable in 36, 48, and 60 monthly installments at interest rates ranging from 6.34% to 7.73%. The Company's weighted average interest rates on all borrowings were 6.73%, 7.68% and 7.69% for 1999, 1998 and 1997, respectively.

     During 1999, the Company sold or traded revenue equipment for approximately $12.7 million. The Company plans to replace 25 trailers and 330 tractors in 2000, which would result in additional debt of approximately $26.2 million. Management expects that the Company's net cash provided by operating activities and its available line of credit will be sufficient to meet the Company's capital commitments as of December 31, 1999, to repay indebtedness coming due in the current year, and to fund its operating needs during fiscal 2000.

INSURANCE

     Auto liability and collision coverage are generally subject to a $2,500 deductible per occurrence while cargo loss coverage generally has a $1,000 deductible. The Company maintains a reserve for estimated losses for claims incurred, and maintains a reserve for claims incurred but not reported (based on the Company's historical experience). The Company is fully-insured through an insurance company for workers' compensation coverage in Arkansas, Oklahoma, Mississippi and Florida. The Company continues to be self-insured for workers' compensation coverage in Ohio with excess coverage maintained for claims exceeding $350,000. The Company has reserved for estimated losses to pay such claims as incurred as well as claims incurred but not reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers' compensation reserves. The Company contracts a third-party licensed associate of risk management and a certified Hazard Control Manager to develop its workers' compensation reserves using the Company's historical data of past injuries. Letters of credit are held by a bank as security for workers' compensation claims in Arkansas, Oklahoma, Mississippi, and Florida, respectively, and two letters of credit are held by a bank for auto liability claims.

SEASONALITY

     The Company's revenues do not exhibit a seasonal pattern, due primarily to its varied customer mix. Operating expenses are generally somewhat higher in the winter months, primarily due to decreased fuel efficiency and increased maintenance costs in cold weather.

ENVIRONMENTAL

     The Company has no outstanding inquiries with any federal or state environmental agency at December 31, 1999.

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


ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK.
---------------------------------------------------------------------------

     The Company is exposed to cash flow and interest rate risk due to changes in interest rates with respect to its long-term debt. See note 3 to the consolidated financial statements for details on the Company's long-term debt.


ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.
----------------------------------------------------------

     The  following  statements  are  filed  with  this  report:

     Report  of  Independent  Public  Accountants

     Consolidated  Balance  Sheets  -  December  31,  1999  and  1998

     Consolidated Statements of Income - Years ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Shareholders' Equity - Years ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997

     Notes  to  Consolidated  Financial  Statements


ITEM  9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE.
----------------------

     No  response  is  required  to  this  item.



              P.A.M. Transportation Services, Inc. and Subsidiaries

                        Consolidated Financial Statements

                  Years ended December 31, 1999, 1998 and 1997


                                    CONTENTS

                  Report  of  Independent  Public  Accountants
                 Audited  Consolidated  Financial  Statements:
                        Consolidated  Balance  Sheets
                     Consolidated  Statements  of  Income
               Consolidated  Statements  of  Shareholders'  Equity
                   Consolidated  Statements  of  Cash  Flows
                  Notes  to  Consolidated  Financial  Statements



                    Report of Independent Public Accountants


To the Board of Directors and Shareholders of P.A.M. Transportation Services, Inc.:


We have audited the accompanying consolidated balance sheets of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P.A.M. Transportation Services, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                             ARTHUR  ANDERSEN  LLP

Fayetteville,  Arkansas
  February  18,  2000




                              P.A.M. Transportation Services, Inc.

                                  Consolidated Balance Sheets
                            (thousands, except shares and par value)



                                                                   December 31,
                                                                1999         1998
                                                             -----------------------
Assets
Current assets:
  Cash and cash equivalents                                  $   3,557    $   5,963
  Accounts receivable:
    Trade, net of allowance for doubtful
    accounts(1999--$655; 1998--$579)                            22,890       20,816
    Other                                                        1,032           63
  Equipment held for sale                                            -          505
  Operating supplies and inventories                                60          458
  Prepaid expenses and deposits                                  4,408        3,860
  Deferred income taxes                                            378           19
  Income taxes refundable                                          113           38
                                                             -----------------------
Total current assets                                            32,438       31,722

Property and equipment:
  Land                                                           1,224          959
  Structures and improvements                                    3,021        2,667
  Revenue equipment                                            167,012      124,354
  Service vehicles                                                 667        1,944
  Office furniture and equipment                                 5,578        3,936
                                                             -----------------------
                                                               177,502      133,860
  Allowances for depreciation                                  (51,382)     (42,429)
                                                             -----------------------
                                                               126,120       91,431
Other assets:
  Excess of cost over net assets acquired, net of
   accumulated amortization (1999--$973; 1998--$849)             8,911        2,277
  Non-competition agreements, net of accumulated
   amortization (1999--$131; 1998--$1,549)                         261          297
  Other                                                          1,231          744
                                                             -----------------------
                                                                10,403        3,318
                                                             -----------------------
Total assets                                                 $ 168,961    $ 126,471
                                                             =======================


                                                                   December 31,
                                                                1999         1998
                                                             -----------------------
Liabilities and Shareholders' Equity
Current liabilities:
  Trade accounts payable                                     $  11,210    $   8,494
  Accrued expenses                                               7,674        5,178
  Current portion of long-term debt                             22,271       13,362
                                                             -----------------------
Total current liabilities                                       41,155       27,034


Long-term debt, less current portion                            55,617       44,816


Deferred income taxes                                           18,693       13,164


Non-competition agreements                                         131            _


Shareholders' equity:
 Common stock, $.01 par value:
  Authorized shares--20,000,000
  Issued and outstanding shares: 1999-8,439,957;
    1998-8,324,957                                                  84           83
  Additional paid-in capital                                    19,452       18,814
  Retained earnings                                             33,829       22,560
                                                             -----------------------
Total shareholders' equity                                      53,365       41,457
                                                             -----------------------
Total liabilities and shareholders' equity                   $ 168,961    $ 126,471
                                                             =======================

See accompanying notes.




                             P.A.M. Transportation Services, Inc.

                              Consolidated Statements of Income
                             (thousands, except per share data)

                                                                 Year ended December 31,
                                                               1999       1998       1997
                                                             -------------------------------
Operating revenues                                           $207,381   $143,164   $127,211
Operating expenses and costs:
 Salaries, wages and benefits                                  90,248     65,169     57,662
 Operating supplies and expenses                               35,246     26,511     24,666
 Rents and purchased transportation                            13,309      1,082      1,655
 Depreciation and amortization                                 18,392     14,003     12,995
 Operating taxes and licenses                                  11,334      8,388      7,581
 Insurance and claims                                           7,945      6,069      5,571
 Communications and utilities                                   2,365      1,583      1,001
 Other                                                          4,388      3,131      2,394
 (Gain) loss on sale or disposal of equipment                    (301)       168         71
                                                             -------------------------------
                                                              182,926    126,104    113,596
                                                             -------------------------------
Operating income                                               24,455     17,060     13,615

Interest expense                                               (5,650)    (3,829)    (3,423)
                                                             -------------------------------
Income before income taxes                                     18,805     13,231     10,192
Federal and state income taxes:
 Current                                                        2,107      1,323      1,120
 Deferred                                                       5,429      3,835      2,772
                                                             -------------------------------
                                                                7,536      5,158      3,892
                                                             -------------------------------
Net income                                                   $ 11,269   $  8,073   $  6,300
                                                             ===============================

Earnings per common share:
   Basic                                                     $   1.34   $    .97   $    .77
                                                             ===============================
   Diluted                                                   $   1.33   $    .96   $    .76
                                                             ===============================
Average common shares outstanding:
   Basic                                                        8,393      8,306      8,192
                                                             ===============================
   Diluted                                                      8,488      8,444      8,290
                                                             ===============================
See accompanying notes.

                                P.A.M. Transportation Services, Inc.

                          Consolidated Statements of Shareholders' Equity
                                           (thousands)

                                                         Additional
                                             Common        Paid-In       Retained
                                             Stock         Capital       Earnings       Total
------------------------------------------------------------------------------------------------
Balances at December 31, 1996               $      81      $ 18,044      $  8,187      $ 26,312
 Net income                                         -             -         6,300         6,300
 Exercise of stock options-shares issued            2           467             -           469
 Tax benefits of stock options                      -            81             -            81
------------------------------------------------------------------------------------------------
Balances at December 31, 1997                      83        18,592        14,487        33,162
 Net income                                         -             -         8,073         8,073
 Exercise of stock options-shares issued            -           175             -           175
 Tax benefits of stock options                      -            47             -            47
------------------------------------------------------------------------------------------------
Balances at December 31, 1998                      83        18,814        22,560        41,457
 Net income                                         -             -        11,269        11,269
 Exercise of stock options-shares issued            1           488             -           489
 Tax benefits of stock options                      -           150             -           150
------------------------------------------------------------------------------------------------
Balances at December 31, 1999               $      84      $ 19,452      $ 33,829      $ 53,365
================================================================================================

See accompanying notes.


                                 P.A.M. Transportation Services, Inc.

                                Consolidated Statements of Cash Flows
                                             (thousands)

                                                                   Year ended December 31,
                                                                1999        1998        1997
                                                             ----------------------------------
Net income                                                   $  11,269   $   8,073   $   6,300
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation and amortization                                18,392      14,003      12,995
   Non-competition agreement amortization                          427         440         440
   Provision for deferred income taxes                           5,429       3,835       2,772
   (Gain) loss on sale or disposal of equipment                   (301)        168          71
   Changes in operating assets and liabilities,
    net of acquisition:
    Accounts receivable                                          2,322      (2,261)     (1,515)
    Prepaid expenses and other assets                              563        (724)       (318)
    Income taxes refundable                                        (75)        377        (415)
    Trade accounts payable                                         920        (739)      3,650
    Accrued expenses                                               609         343       1,018
                                                             ----------------------------------
Net cash provided by operating activities                       39,555      23,515      24,998
                                                             ----------------------------------
Investing Activities
Purchases of property and equipment                            (51,480)    (46,119)    (16,736)
Proceeds from sale or disposal of equipment                     12,668       7,846         195
Lease payments received on direct financing lease                  670           -           -
Acquisition of business, net of cash acquired                   (9,642)          -           -
                                                             ----------------------------------
Net cash used in investing activities                          (47,784)    (38,273)    (16,541)
                                                             ----------------------------------
Financing Activities
Borrowings under line of credit                                199,508     173,227     151,616
Repayments under line of credit                               (195,559)   (178,449)   (153,624)
Borrowings of long-term debt                                    24,179      43,785      12,784
Repayments of long-term debt                                   (22,589)    (24,017)    (18,792)
Payments under non-competition agreements                         (355)       (448)       (450)
Proceeds from exercise of stock options and warrants               489         175         388
Tax benefits of stock options                                      150          47          81
                                                             ----------------------------------
Net cash provided by (used in) financing activities              5,823      14,320      (7,997)
                                                             ----------------------------------
Net (decrease) increase in cash and cash equivalents            (2,406)       (438)        460
Cash and cash equivalents at beginning of year                   5,963       6,401       5,941
                                                             ----------------------------------
Cash and cash equivalents at end of year                     $   3,557   $   5,963   $   6,401
                                                             ==================================

See accompanying notes.

                      P.A.M. Transportation Services, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 1999

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

EXCESS  OF  COST  OVER  NET  ASSETS  ACQUIRED

The excess of cost over net assets acquired, or goodwill, is being amortized on a straight-line basis over 25 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on undiscounted cash flows expected over the remaining amortization period, the Company's carrying value of the goodwill would be reduced by the estimated shortfall of cash flows. No reduction of goodwill was required in 1999, 1998, or 1997.

CLAIMS  LIABILITIES

With respect to cargo loss, physical damage and auto liability, the Company maintains the following insurance coverage and deductibles: P.A.M. Transport, Inc., P.A.M. Dedicated Services, Inc., and Choctaw Express, Inc. are covered under the same insurance policy issued by St. Paul Insurance Company. The auto liability and physical damage coverages are subject to a $2,500 deductible per occurrence while the cargo loss coverage has a $1,000 deductible. Allen Freight Services, Inc., is also insured by St. Paul Insurance Company.

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


1.  ACCOUNTING  POLICIES  (continued)

The auto liability policy does not have a deductible. The physical damage coverage is subject to a $2,500 deductible per occurance, while the cargo loss coverage is subject to a deductible of $5,000 per occurrence. Decker Transport Company, Inc. is insured by Wausau Insurance Company for auto liability and Lexington Insurance Company for cargo loss and physical damage coverage. Each of these coverages are subject to a $2,500 deductible per occurance. The Company maintains a reserve for estimated losses for claims incurred and maintains a reserve for claims incurred but not reported (based on the Company's historical experience). During 1998, the Company changed from being self-insured for workers' compensation coverage in Arkansas, Oklahoma, Mississippi and Florida with excess coverage maintained for claims exceeding $250,000, to being fully-insured through Virginia Surety Insurance Company for workers' compensation coverage in those states. The Company continues to be self-insured for workers' compensation coverage in Ohio with excess coverage maintained for claims exceeding $350,000. The Company has reserved for estimated losses to pay such claims as incurred as well as claims incurred but not reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers' compensation reserves. The Company contracts a third-party licensed associate of risk management and a certified Hazard Control Manager to develop its workers' compensation reserves using the Company's historical data of past injuries. Letters of credit in the amounts of $300,000, $200,000, $250,000, and $100,000 are held by a bank as security for workers' compensation claims in Arkansas, Oklahoma, Mississippi, and Florida, respectively, and letters of credit aggregating $704,500 are held by a bank for auto liability claims.

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

            Asset Class                  Estimated Asset Life
            -----------                  --------------------
            Revenue Equipment                 3-7 years
            Service Vehicles                  3-5 years
            Office Furniture & Equipment      3-7 years
            Structures & Improvements         5-30 years

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

In 1999, 1998 and 1997, one customer accounted for 30%, 35% and 25% of revenues, respectively. A second customer accounted for 9% of revenues in 1999 and 12% of revenues in both 1998 and 1997. The Company's largest customer is an automobile manufacturer. The Company also provides transportation services to other manufacturers who are suppliers for automobile manufacturers including the Company's largest customer. As a result, concentration of the Company's business within the automobile industry is greater than the concentration in a single customer. Of the Company's revenues for 1999, 1998 and 1997, 46%, 53% and 41%, respectively, were derived from transportation services provided to the automobile manufacturing industry.

COMPENSATION  TO  EMPLOYEES

Stock based compensation to employees is accounted for based on the instrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for
Stock  Issued  to  Employees.

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


1.  ACCOUNTING  POLICIES  (continued)

RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS No. 133"), as amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000; however, companies may implement the statement as of the beginning of any fiscal quarter beginning on or after June 16, 1998.

SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of the adoption of SFAS No. 133. However, as of December 31, 1999, the Company had no outstanding derivative instruments or embedded derivatives.

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

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


2.  ACCRUED  EXPENSES
                                                 December 31,
                                                 1999    1998
                                                --------------
                                                 (thousands)
Payroll                                         $1,812  $1,382
Taxes                                            1,645   1,094
Interest                                           256     163
Driver escrows                                     925     681
Insurance                                        1,330     461
Current portion of non-competition agreements      131     312
Self-insurance claims reserves                   1,575   1,085
                                                --------------
                                                $7,674  $5,178
                                                ==============



3.  LONG-TERM  DEBT

Long-term  debt  consists  of  the  following:
                                                                 December 31,
                                                                1999     1998
                                                              ----------------
                                                                 (thousands)
Equipment financings (1)                                      $69,728  $55,655
Line of credit with a bank, due May 31, 2001 and
 collateralized by accounts receivable (2)                      3,949        -
Note payable (3)                                                3,348        -
Note payable (4)                                                  244      308
Capitalized lease obligations (5)                                   -    1,269
Insurance financings (6)                                          619      946
                                                              ----------------
                                                               77,888   58,178
Less current maturities                                        22,271   13,362
                                                              ----------------
                                                              $55,617  $44,816
                                                              ================

(1) Equipment financings consist of installment obligations for revenue and service equipment purchases, payable in various monthly installments through 2004, at a weighted average interest rate of 6.73% and collateralized by equipment with a net book value of approximately $74.7 million at December 31, 1999.
                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


3.  LONG-TERM  DEBT  (continued)

(2) The line of credit agreement with a bank provides for maximum borrowings of $15.0 million and contains restrictive covenants which require the Company to maintain, on a consolidated basis, a net worth of $12.5 million and a debt service coverage ratio of not less than 1.0 to 1.0. Borrowings on the line of credit are at an interest rate of LIBOR as of the first day of the month plus 1.40% (7.88% at December 31, 1999). The line of credit agreement also includes restrictions on dividend payments and certain corporate acts such as mergers and consolidations. The Company was in compliance with all provisions of the agreement at December 31, 1999.

(3) 6% note to the former owner of Decker Transport Company, Inc., payable in monthly installments through January 2004 and secured by a letter of credit from a bank in the amount of $2,000,000.

(4) 8% real estate note to the former majority shareholder, payable in monthly installments through March 2003.

(5)     Capitalized  lease  obligations  terminated  during  1999.

(6) Insurance financings consist of a premium finance agreement with an insurance premium funding company, payable in monthly installments through 2001 at an interest rate of 6%.

Scheduled annual maturities on long-term debt outstanding at December 31, 1999 are:
                                                (thousands)
              2000                               $  22,271
              2001                                  23,744
              2002                                  20,557
              2003                                  10,175
              2004                                   1,141
                                                 ---------
                                                 $  77,888
                                                 =========
Interest payments of approximately $5.5 million, $3.8 million, and $3.5 million were made during 1999, 1998 and 1997, respectively.

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


4.  INCOME  TAXES

Under SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                             December 31,
                                          1999         1998
                                        ---------------------
                                              (thousands)
Deferred tax liabilities:
  Property and equipment                $25,628       $19,619
  Prepaid expenses                        1,558         1,275
Total deferred tax liabilities           27,186        20,894

Deferred tax assets:
  Net operating loss carryovers               -           792
  Alternative minimum tax credit          4,659         4,106
  Investment credit carryovers            1,096         1,096
  Allowance for doubtful accounts           249           220
  Vacation reserves                         278           277
  Self-insurance reserves                 1,105           560
  Non-competition agreement                 691           422
  Revenue recognition                       793           276
                                        ---------------------
Total deferred tax assets                 8,871         7,749
                                        ---------------------
Net deferred tax liabilities            $18,315       $13,145
                                        =====================

The reconciliation between the effective income tax rate and the statutory Federal income tax rate is presented in the following table:

                                                     Year Ended December 31,
                                                     1999     1998     1997
                                                   -------------------------
                                                          (thousands)
Income tax at the statutory Federal rate of 34%    $6,394   $4,499   $3,465
Nondeductible expenses                                330       60       63
State income taxes                                    (82)     (85)     (85)
Other                                                (255)    (329)    (412)
Federal income taxes                                6,387    4,145    3,031
State income taxes                                  1,149    1,013      861
                                                   -------------------------
Total income taxes                                 $7,536   $5,158   $3,892
                                                   =========================
Effective tax rate                                   40.1%    39.0%    38.2%
                                                   =========================

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


4.  INCOME  TAXES  (continued)

The  current  income  tax  provision  consists  of  the  following:

                                                    1999     1998     1997
                                                   -------------------------
                                                          (thousands)
Federal                                            $1,866   $1,073   $  870
State                                                 241      250      250
                                                   -------------------------
                                                   $2,107   $1,323   $1,120
                                                   =========================

As of December 31, 1999, the Company has investment tax credit carryovers of approximately $1.1 million, which begin expiring in 2000. The current taxes provided in 1999, 1998 and 1997 result from alternative minimum taxable income. The Company has alternative minimum tax credits of approximately $4.7 million at December 31, 1999, which carryover indefinitely.

Income taxes paid totaled approximately $2,200,000, $1,200,000 and $1,300,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

5.  SHAREHOLDERS'  EQUITY

The Company maintains an incentive stock option plan, a nonqualified stock option plan, and an employee stock option plan for the issuance of options to directors, officers, key employees and others. During 1998, the incentive stock option plan was amended to include an additional 400,000 shares available for future granting. The option price under these plans is the fair market value of the stock at the date the options were granted, ranging from $5.75 to $10.63 as of December 31, 1999. At December 31, 1999, approximately 650,000 shares were available for granting future options.

Outstanding incentive stock options and employee stock options at December 31, 1999, must be exercised within six years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at December 31, 1999, must be exercised within five to six years and certain nonqualified options may not be exercised within one year of the date of grant.

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


5.  SHAREHOLDERS'  EQUITY  (continued)

Transactions  in  stock  options  under  these  plans are summarized as follows:

                                           Shares
                                           Under
                                           Option    Price Range
                                          -----------------------
Outstanding at December 31, 1996           491,600   $ 2.38-$7.38
  Granted                                    3,000   $ 6.00
  Exercised                               (151,350)  $ 2.38-$6.00
  Canceled                                    (400)  $ 2.38-$6.75
                                          ------------------------
Outstanding at December 31, 1997           342,850   $ 2.38-$7.38
  Granted                                   33,000   $ 9.25-$10.63
  Exercised                                (49,800)  $ 2.38-$5.75
                                          ------------------------
Outstanding at December 31, 1998           326,050   $ 2.38-$10.63
  Granted                                   55,000   $ 8.63-$10.25
  Exercised                               (115,000)  $ 2.38-$6.00
  Canceled                                  (1,050)  $ 2.38
                                          ------------------------
Outstanding at December 31, 1999           265,000   $ 5.75-$10.63
                                          ========================

Options exercisable at December 31, 1999   210,000
                                          =========

The following is a summary of stock options outstanding as of December 31, 1999:

                         Weighted
              Option     Average
  Options    Exercise    Remaining    Options
Outstanding   Price      Years      Exercisable
-----------------------------------------------
143,000      $   5.75      1.6          143,000
  2,000      $   6.00      3.2            2,000
 25,000      $   6.32      1.5           25,000
  5,000      $   6.50      2.4            4,000
  2,000      $   6.75      1.2            2,000
 10,000      $   8.63      5.2           10,000
 30,000      $   9.25      4.6           12,000
 45,000      $  10.25      5.6            9,000
  3,000      $  10.63      4.2            3,000
-----------------------------------------------
265,000                                 210,000
===============================================

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

                                  1999       1998
                                 -----------------
                                     (thousands)
Net income:
 As reported                     $11,269    $8,073
 Pro forma                       $11,076    $7,941

Earnings per share as reported:
 Basic                           $1.34        $.97
 Diluted                         $1.33        $.96
Pro forma earnings per share:
 Basic                           $1.32        $.96
 Diluted                         $1.31        $.94


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 31.63% to 76.64%; risk-free interest rate of 5.25% to 7.02%; and expected lives of five years.

6.  EARNINGS  PER  SHARE

The Company applies Financial Accounting Standards Board Statement No. 128, Earnings Per Share, for computing and presenting earnings per share. Basic earnings per common share were computed by dividing the income by the weighted average number of shares outstanding during the period. Diluted earnings per share were calculated as follows:

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


6.  EARNINGS  PER  SHARE  (continued)

                                                                     1999        1998        1997
                                                                   --------------------------------
                                                                  (thousands, except per share data)
Actual net income (A)                                              $11,269      $8,073      $6,300
                                                                   ================================

Assumed exercise of options and warrants                               262         317         348
Application of assumed proceeds ($1,621,
  $1,606 and $1,972, respectively)
  toward repurchase of stock at an average
  market price of $9.719, $8.958 and
  $7.888 per share, respectively.                                     (167)       (179)       (250)
                                                                   --------------------------------
Net additional shares issuable                                          95         138          98
                                                                   ================================
Adjustment of shares outstanding:
  Weighted average common shares outstanding                         8,393       8,306       8,192
  Net additional shares issuable                                        95         138          98
                                                                   --------------------------------
  Adjusted shares outstanding (B)                                    8,488       8,444       8,290
                                                                   ================================
Diluted earnings per common share - (A) divided by (B)             $  1.33      $  .96      $  .76
                                                                   ================================

7.  RELATED  PARTY  TRANSACTIONS

The Company provides motor carrier services to an affiliate of its majority shareholder. Revenues from these transactions totaled approximately $.3 million, $.5 million and $1.9 million for 1999, 1998, and 1997, respectively.

Payments made by the Company to an affiliate of the majority shareholder for the reimbursement of operating and other expenses paid on behalf of the Company and debt repayments made on notes payable to the affiliate totaled approximately $1.2 million, $1.1 million and $.9 million in 1999, 1998, and 1997, respectively.

Trade accounts payable at December 31, 1999, includes a payable to an affiliate of the majority shareholder of $117,020.

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


8.  LEASES  AND  COMMITMENTS

No capital lease obligations were entered into during 1999 or 1998 and all previous capital lease commitments terminated during 1999. Lease amortization is included in depreciation expense.

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

Decker Transport Company, Inc., a subsidiary of the Company, sponsors a 401(k) Profit Sharing Plan, which is a defined contribution plan covering all eligible employees. Subsequent to 1999, Decker's Plan was merged with the P.A.M. Transport, Inc. 401(k) Retirement Savings Plan and Trust.

Total contributions to the above plans totaled approximately $200,000, $133,000 and $92,000 in 1999, 1998 and 1997, respectively.

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

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


11.  QUARTERLY  RESULTS  OF  OPERATIONS  (Unaudited)

The  tables  below  present  quarterly  financial information for 1999 and 1998:

                                                                  1999
                                                           Three Months Ended
                                       March 31         June 30       September 30      December 31
                                    ---------------------------------------------------------------
                                                   (thousands, except per share data)
Operating revenues                  $   51,391       $   53,675       $   51,284       $   51,032
Operating expenses                      45,241           46,608           45,228           45,850
                                    ---------------------------------------------------------------
Operating income                         6,150            7,067            6,056            5,182
Other expenses - net                     1,404            1,479            1,413            1,354
Income taxes                             1,938            2,294            1,849            1,455
                                    ---------------------------------------------------------------
Net income                          $    2,808       $    3,294       $    2,794       $    2,373
                                    ===============================================================
Net income per common share:
     Basic                          $      .34       $      .39       $      .33       $      .28
                                    ===============================================================
     Diluted                        $      .33       $      .39       $      .33       $      .28
                                    ===============================================================
Average common shares outstanding:
     Basic                               8,342            8,378            8,421            8,445
                                    ===============================================================
     Diluted                             8,441            8,458            8,527            8,535
                                    ===============================================================


                                                                  1998
                                                           Three Months Ended
                                       March 31         June 30       September 30      December 31
                                    ---------------------------------------------------------------
                                                   (thousands, except per share data)
Operating revenues                  $   35,440       $   36,012       $   34,131       $   37,581
Operating expenses                      31,371           31,088           30,122           33,523
                                    ---------------------------------------------------------------
Operating income                         4,069            4,924            4,009            4,058
Other expenses - net                       829            1,027              981              992
Income taxes                             1,296            1,481            1,175            1,206
                                    ---------------------------------------------------------------
Net income                          $    1,944       $    2,416       $    1,853       $    1,860
                                    ===============================================================
Net income per common share:
     Basic                          $      .23       $      .29       $      .22       $      .22
                                    ===============================================================
     Diluted                        $      .23       $      .29       $      .22       $      .22
                                    ===============================================================
Average common shares outstanding:
     Basic                               8,286            8,300            8,313            8,325
                                    ===============================================================
     Diluted                             8,443            8,473            8,421            8,410
                                    ===============================================================


                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)

12.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

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

Line of credit - The carrying amount for the line of credit approximates fair value.

The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows (in thousands):

                                   1999                   1998
----------------------------------------------------------------------
                           Carrying     Fair      Carrying     Fair
                            Amount      Value      Amount      Value
----------------------------------------------------------------------
Cash and cash equivalents  $ 3,557     $ 3,557    $ 5,963     $ 5,963
Long-term debt              73,939      73,705     58,178      58,567
Line of credit               3,949       3,949          -           -
======================================================================

13.  ACQUISITION

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

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


13.  ACQUISITION  (continued)

The acquisition has been accounted for under the purchase method, effective January 11, 1999, with the operations of Decker included in the Company's financial statements since that date. Actual fiscal 1999 operating results are representative of 1999 pro forma amounts. The following fiscal 1998 pro forma financial information is based on the audited consolidated financial statements of P.A.M. Transportation Services, Inc. for the year ended December 31, 1998 and from the audited combined financial statements of Decker Transport Co., Inc. and Van Houten Ltd. for the year ended December 31, 1998 and adjusted as if the acquisition had occurred on January 1, 1998, with certain assumptions made that management believes to be reasonable. This information is for comparative purposes only and does not purport to be indicative of the results of operations that would have occurred had the transaction been completed at the beginning of the period or indicative of the results that may occur in the future.

                                           1998
                                        (unaudited)
                                    ------------------
                                    (thousands, except
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

                                    PART III

     Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G (3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held on June 15, 2000. The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.
--------------------------------------------------------------------

     The information responsive to this item is incorporated by reference from the section entitled "Election of Directors" contained in the proxy statement.

ITEM  11.  EXECUTIVE  COMPENSATION.
-----------------------------------

     The information responsive to this item is incorporated by reference from the section entitled "Executive Compensation" contained in the proxy statement.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.
--------------------------------------------------------------------------------

     The information responsive to this item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the proxy statement.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
--------------------------------------------------------------

     The information responsive to this item is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" contained in the proxy statement.


                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------------

(a)1.   Financial  Statements  and  Auditors'  Report.
        ----------------------------------------------

      The following financial statements and auditors' report have been filed as
Item  8  in  Part  II  of  this  report:

      Report  of  Independent  Public  Accountants

      Consolidated  Balance  Sheets  -  December  31,  1999  and  1998

      Consolidated Statements of Income - Years ended December 31, 1999, 1998 and 1997

      Consolidated Statements of Shareholders' Equity - Years ended December 31, 1999, 1998 and 1997

      Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997

      Notes  to  Consolidated  Financial  Statements

(a)2.   Financial  Statement  Schedules.
        --------------------------------

     The following supporting financial statement schedule is filed with this report:

     II - Valuation  and  Qualifying  Accounts - Years  Ended December 31, 1999,
          1998 and 1997

     All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)3.   Exhibits.
        ---------

     The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Form S-1 Registration Statement under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986 ("1986 S-1"); (ii) the Annual Report on Form 10-K for the year ended December 31, 1987 ("1987 10-K"); (iii) the Annual Report on Form 10-K for the year ended December 31, 1992 ("1992 10-K"); (iv) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 ("6/30/94 10-Q"); (v) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 ("6/30/95 10-Q"); (vi) the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (9/30/96 10-Q); (vii) the Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 10-K"); (viii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 ("6/30/98 10-Q"); or (ix) the Current Report on Form 8-K dated January 11, 1999 ("1/11/99 8-K").

Exhibit#                              Description  of  Exhibit
--------     -------------------------------------------------------------------
*2.1         Asset  Purchase  Agreement,  dated  as  of January 11, 1999, by and among P.A.M. NewCo., Inc. (a wholly-owned subsidiary of the Registrant), Decker Transport Co. Inc., Van Houten Ltd. and
             William Van Houten (Exh. 2.1, 1/11/99 8-K)

*3.1 Amended and Restated Certificate of Incorporation of the Registrant (Exh. 3.1, 1986 S-1)

*3.1.1 Amendment to Certificate of Incorporation dated June 24, 1987 (Exh. 3.1.1, 1987 10-K)

*3.2         Amended and Restated By-Laws of the Registrant (Exh. 3.2, 1986 S-1)

*3.2.1 Amendment to Article I, Section 3 of Bylaws of Registrant (Exh. 3.2.1, 1986 S-1)

*3.2.2 Amendments to Bylaws of Registrant adopted May 7, 1987 (Exh. 3.2.2, 1987 10-K)

*3.2.3 Amendments to Bylaws of Registrant adopted January 4, 1993 (Exh. 3.2.3, 1992 10-K)

*4.1         Specimen  Stock  Certificate  (Exh.  4.1,  1986  S-1)

*4.2 Loan Agreement dated July 26, 1994 among First Tennessee Bank National Association, Registrant and P.A.M. Transport, Inc. together with Promissory Note (Exh. 4.1, 6/30/94 10-Q)

*4.2.1 Security Agreement dated July 26, 1994 between First Tennessee Bank National Association and P.A.M. Transport, Inc.(Exh. 4.2, 6/30/94 10-Q)

*4.3 First Amendment to Loan Agreement date June 27, 1995 by and among P.A.M. Transport, Inc., First Tennessee Bank National Association and P.A.M. Transportation Services, Inc., together with Promissory
             Note  in  the  principal  amount of $2,500,000 (Exh. 4.1.1, 6/30/95
             10-Q)

*4.3.1 First Amendment to Security Agreement dated June 28, 1995 by and between P.A.M. Transport, Inc. and First Tennessee Bank National Association (Exh. 4.2.2, 6/30/95 10-Q)

*4.3.2 Security Agreement dated June 27, 1995 by and between Choctaw Express, Inc. and First Tennessee Bank National Association (Exh. 4.1.3, 6/30/95 10-Q)

*4.3.3 Guaranty Agreement of P.A.M. Transportation Services, Inc. dated June 27, 1995 in favor of First Tennessee Bank National Association respecting $10,000,000 line of credit (Exh. 4.1.4, 6/30/95 10-Q)

*4.4 Second Amendment to Loan Agreement dated July 3, 1996 by and among P.A.M. Transport, Inc., First Tennessee Bank National Association and P.A.M. Transportation Services, Inc., together with Promissory
             Note in the principal amount of  $5,000,000  (Exh.  4.1.1,  9/30/96
             10-Q)

*4.4.1 Second Amendment to Security Agreement dated July 3, 1996 by and between P.A.M. Transport, Inc. and First Tennessee National Bank Association (Exh. 4.1.2, 9/30/96 10-Q)

*4.4.2 First Amendment to Security Agreement dated July 3, 1996 by and between Choctaw Express, Inc. and First Tennessee Bank National Association(Exh. 4.1.3, 9/30/96 10-Q)

*4.4.3 Security Agreement dated July 3, 1996 by and between Allen Freight Services, Inc. and First Tennessee Bank National Association (Exh. 4.1.4, 9/30/96 10-Q)

             No other long-term debt instrument of the Registrant or its subsidiaries authorizes indebtedness exceeding 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis and the Registrant hereby undertakes to provide the Commission upon request with any long-term debt instrument not filed herewith.

*10.1 Employment Agreement between the Registrant and Robert W. Weaver dated July 1, 1998 (Exh. 10.1, 6/30/98 10-Q)

*10.2        1995  Stock  Option  Plan, effective June 29, 1995 (Exh. 10.6, 1996
             10-K)

 21.1        Subsidiaries  of  the  Registrant

 23.1        Consent  of  Arthur  Andersen  LLP

 27          Financial  Data  Schedule

(b)  Reports  on  Form  8-K.
     -----------------------

     No reports on Form 8-K were filed during the fourth quarter ended December 31, 1999.



                                         P.A.M. TRANSPORTATION SERVICES, INC.
                                          VALUATION AND QUALIFYING ACCOUNTS

                                     Years Ended December 31, 1999, 1998 and 1997

                                                      ADDITIONS
                                                      ---------
                                                                   Charged to
                                         Balance at   Charged to     Other                    Balance
                                          Beginning   Costs and     Accounts    Deductions     at End
               Description                of Period    Expenses    (Describe)   (Describe)   of Period
               -----------               ----------   ----------   ----------   ----------   ---------
1999 - Allowance for doubtful accounts     $579,333           --      $75,710           --    $655,043
1998 - Allowance for doubtful accounts      579,333           --           --           --     579,333
1997 - Allowance for doubtful accounts      579,333           --           --           --     579,333


SIGNATURES
----------

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            P.A.M. TRANSPORTATION SERVICES, INC.


Dated: March 29, 2000         By:   /s/ Robert W. Weaver
                                   -----------------------------
                                   ROBERT W. WEAVER
                                   President and Chief Executive Officer
                                   (principal  executive  officer)

Dated: March 29, 2000         By:   /s/ Larry J. Goddard
                                   -----------------------------
                                   LARRY J. GODDARD
                                   Vice President - Finance, Chief Financial
                                   Officer, Secretary and Treasurer (principal
                                   financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                            P.A.M. TRANSPORTATION SERVICES, INC.


Dated: March 29, 2000         By:    /s/ Robert W. Weaver
                                    ----------------------------
                                    ROBERT W. WEAVER
                                    President and Chief Executive Officer,
                                    Director


Dated: March 29, 2000         By:    /s/ Matthew T. Moroun
                                    ----------------------------
                                    MATTHEW T. MOROUN, Director


Dated: March 29, 2000         By:    /s/ Daniel C. Sullivan
                                    ----------------------------
                                    DANIEL C. SULLIVAN, Director


Dated: March 29, 2000         By:    /s/ Charles F. Wilkins
                                    ----------------------------
                                    CHARLES F. WILKINS, Director


Dated: March 29, 2000         By:    /s/ Frederick P. Calderone
                                    ----------------------------
                                    FREDERICK P. CALDERONE, Director


Dated: March 29, 2000         By:    /s/  Joseph J. Casaroll
                                    ----------------------------
                                    JOSEPH J. CASAROLL, Director


EXHIBIT INDEX


Exhibit No.                      Description
------------          ----------------------------------
21.1                  Subsidiaries of the Registrant
23.1                  Consent of Arthur Anderson LLP
27                    Financial Data Schedule