Form 10-Q
period 2000-03-31
PAM TRANSPORTATION SERVICES INC
filed 2000-05-12
CIK 798287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[  X  ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2000


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

Yes  [  X  ]          No  [  _  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                    Outstanding at May 2, 2000
         -----                                 -------------------------------
Common Stock, $.01 Par Value                               8,440,957

                        PART I - FINANCIAL INFORMATION

                        Item  1.  Financial Statements

                     P.A.M. TRANSPORTATION SERVICES, INC.
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                    March 31,    December 31,
                                                      2000           1999
                                                      ----           ----
                                                  (unaudited)       (note)
ASSETS
Current assets:
     Cash and cash equivalents                     $   4,657      $   3,557
     Receivables:
          Trade, net of allowance                     27,227         22,890
          Other                                          906          1,032
     Operating supplies and inventories                   72             60
     Deferred income taxes                               440            378
     Prepaid expenses and deposits                     6,487          4,408
     Income taxes refundable                              29            113
                                                   ---------      ---------
          Total current assets                        39,818         32,438

Property and equipment, at cost                      183,931        177,502
     Less:  accumulated depreciation                 (56,030)       (51,382)
                                                   ---------      ---------
          Net property and equipment                 127,901        126,120

Other assets:
     Excess of cost over net assets acquired           8,810          8,911
     Non compete agreement                               228            261
     Other                                             1,230          1,231
                                                   ---------      ---------
          Total other assets                          10,268         10,403
                                                   ---------      ---------
Total assets                                       $ 177,987      $ 168,961
                                                   =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt          $  22,160      $  22,271
     Trade accounts payable                           13,657         11,210
     Other current liabilities                         9,271          7,674
                                                   ---------      ---------
          Total current liabilities                   45,088         41,155

Long-term debt, less current portion                  57,247         55,617
Non compete agreement                                     98            131
Deferred income taxes                                 20,053         18,693
Shareholders' equity:
Common stock                                              84             84
Additional paid-in capital                            19,460         19,452
Retained earnings                                     35,957         33,829
                                                   ---------      ---------
Total shareholders' equity                            55,501         53,365
                                                   ---------      ---------
Total liabilities and shareholders' equity        $  177,987      $ 168,961
                                                   =========      =========

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.



                   P.A.M. TRANSPORTATION SERVICES, INC.
                            AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (unaudited)
                  (in thousands, except per share data)


                                                     Three Months Ended
                                                          March 31,
                                                    2000           1999
                                                    ----           ----
Operating revenues                               $  54,147      $  51,391

Operating expenses:
  Salaries, wages and benefits                      24,243         22,405
  Operating supplies                                 9,835          8,155
  Rent/purchased transportation                      3,556          4,030
  Depreciation and amortization                      4,817          4,231
  Operating taxes and licenses                       2,956          2,852
  Insurance and claims                               2,290          1,998
  Communications and utilities                         587            610
  Other                                              1,015            983
  (Gain) loss on sale of equipment                     (46)           (23)
                                                 ---------      ---------
                                                    49,253         45,241
                                                 ---------      ---------
Operating income                                     4,894          6,150
Other income (expense)
Interest expense                                    (1,354)        (1,404)
                                                 ---------      ---------
                                                    (1,354)        (1,404)

Income before income taxes                           3,540          4,746

Income taxes --current                                 136            584
             --deferred                              1,276          1,354
                                                 ---------      ---------
                                                     1,412          1,938

Net income                                       $   2,128      $   2,808
                                                 =========      =========
Net income per common share:
  Basic                                          $    0.25      $    0.34
                                                 =========      =========
  Diluted                                        $    0.25      $    0.33
                                                 =========      =========

Average common shares outstanding-Basic          8,440,298      8,342,198
                                                 =========      =========
Average common shares outstanding-Diluted        8,514,854      8,440,868
                                                 =========      =========

        See notes to condensed consolidated financial statements.


                       P.A.M. TRANSPORTATION SERVICES, INC.
                                 AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (unaudited)
                                  (in thousands)

                                                                  Three months Ended
                                                                       March 31,
                                                                  2000          1999
                                                                  ----          ----
OPERATING ACTIVITIES
Net income                                                   $   2,128     $   2,808
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                               4,817         4,231
     Non compete agreement amortization                             33            96
     Provision for deferred income taxes                         1,276         1,354
     (Gain)/loss on retirement of property and equipment           (46)          (23)
     Changes in operating assets and liabilities:
          Accounts receivable                                   (4,312)           87
          Prepaid expenses and other current assets             (2,088)       (1,424)
          Accounts payable                                       2,554         1,671
          Accrued expenses                                       1,597         1,998
                                                             ---------     ---------
Net cash provided by operating activities                        5,959        10,798

INVESTING ACTIVITIES
Purchases of property and equipment                             (6,650)      (16,832)
Acquisition of business, net of cash acquired                        -        (9,642)
Proceeds from sales of assets                                      200         1,046
Lease payments received on direct financing leases                  99           134
                                                             ---------     ---------
Net cash used in investing activities                           (6,351)      (25,294)

FINANCING ACTIVITIES
Borrowings under lines of credit                                46,975        53,644
Repayments under lines of credit                               (44,849)      (53,644)
Borrowings of long-term debt                                     4,204        14,551
Repayments of long-term debt                                    (4,845)       (4,328)
Proceeds from exercise of stock options                              7            63
                                                             ---------     ---------
Net cash provided by financing activities                        1,492        10,286
                                                             ---------     ---------
Net increase (decrease) in cash and cash equivalents             1,100        (4,210)

Cash and cash equivalents at beginning of period             $   3,557     $   5,963
                                                             ---------     ---------
Cash and cash equivalents at end of period                   $   4,657     $   1,753
                                                             =========     =========

          See  notes  to  condensed  consolidated  financial  statements.

                       P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000

NOTE  A:  BASIS  OF  PRESENTATION
---------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

NOTE  B:  NOTES  PAYABLE  AND  LONG-TERM  DEBT
----------------------------------------------
In the first three months of 2000, the Company's subsidiary, P.A.M. Transport, Inc., entered into an installment obligation for the purchase of revenue equipment in the amount of approximately $4.2 million. This obligation is payable in 48 monthly installments at an interest rate of 7.25%.

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


THREE  MONTHS  ENDED  MARCH 31, 2000 VS. THREE  MONTHS  ENDED  MARCH  31,  1999
--------------------------------------------------------------------------------
For the quarter ended March 31, 2000, revenues increased 5.4% to $54.1 million as compared to $51.4 million for the quarter ended March 31, 1999. The main factor for the increase was an increase in the average number of tractors from 1,405 in the first quarter of 1999 to 1,477 in the first quarter of 2000.

The Company's operating ratio increased to 91.0% for the first quarter of 2000 as compared to 88.0% for the first quarter of 1999.

Salaries, wages and benefits increased from 43.6% of revenues in the first quarter of 1999 to 44.8% of revenues in the first quarter of 2000. The increase relates primarily to an increase in costs associated with providing health care coverage to employees.

Operating supplies and expenses increased from 15.9% of revenues in the first quarter of 1999 to 18.2% of revenues in the first quarter of 2000. The increase relates primarily to an increase in fuel costs of 3.2% net of a fuel surcharge passed to customers.

Rent and purchased transportation decreased from 7.8% of revenues in the first quarter of 1999 to 6.6% of revenues in the first quarter of 2000. The decrease relates primarily to the replacement of rental trailers with Company owned trailers.

Depreciation and amortization increased from 8.2% of revenues in the first quarter of 1999 to 8.9% of revenues in the first quarter of 2000. The increase is due to the replacement of older tractors which were fully depreciated.

The Company's effective tax rate decreased from 40.8% in the first quarter of 1999 to 39.9% in the first quarter of 2000. This decrease is related to an increase in the deduction allowed for per diem payments made to drivers.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
During the first three months of 2000, the Company generated $6.0 million in cash from operating activities. Investing activities used $6.4 million in cash in the first three months of 2000. Financing activities generated $1.5 million in the first three months of 2000 primarily from long-term borrowings.

The Company's principal subsidiary, P.A.M. Transport, Inc., has a $15.0 million secured bank line of credit subject to borrowing limitations. Withdrawals from the line of credit are at an interest rate of LIBOR as of the first day of the month plus 1.40% (7.32% at March 31, 2000). Outstanding advances on this line of credit were approximately $9.3 million at March 31, 2000, including $3.3 million in letters of credit. The Company's borrowing base limitation at March 31, 2000 was $5.7 million. The line of credit is guaranteed by the Company and matures on May 31, 2001.

In addition to cash flows from operations, the Company uses its existing line of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions, such as installment notes (generally three to five year terms at fixed rates), are typically entered into for the purchase of revenue equipment; however, the Company purchased additional revenue equipment during the first three months of 2000 at a cost of approximately $4.6 million using its existing line of credit. In addition, P.A.M. Transport, Inc. entered into an installment obligation during the first three months of 2000 for the purchase of revenue equipment in the amount of approximately $4.2 million, payable in 48 monthly installments at an interest rate of 7.25%.

During the remainder of 2000, the Company plans to replace 219 tractors which will result in additional debt of approximately $11.9 million. Management expects that the Company's existing working capital and its available line of credit will be sufficient to meet the Company's capital commitments as of March 31, 2000, to repay indebtedness coming due in the current year, and to fund its operating needs during the remainder of fiscal 2000.

                         PART II.     OTHER INFORMATION
                         ------------------------------

Item  3.    Quantitative  and  Qualitative  Disclosure  about  Market  Risk.
----------------------------------------------------------------------------
The Company's line of credit agreement provides for borrowings, which bear interest at variable rates based on the LIBOR. At March 31, 2000, the Company had approximately $9.3 million outstanding pursuant to the its line of credit. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

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



                         P.A.M.  TRANSPORTATION  SERVICES,  INC.




Dated:   May 9, 2000               By: /s/ Robert  W  Weaver
                                   ---------------------------------
                                   Robert W. Weaver
                                   President and Chief Executive Officer
                                   (principal executive officer)


Dated:   May 9, 2000               By: /s/ Larry  J.  Goddard
                                   ---------------------------------
                                   Larry J. Goddard
                                   Vice President-Finance, Chief Financial
                                   Officer, Secretary and Treasurer
                                   (principal accounting and financial officer)