Form 10-Q
period 2000-06-30
PAM TRANSPORTATION SERVICES INC
filed 2000-08-14
CIK 798287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[  X  ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  June 30, 2000


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

Yes  [  X  ]          No  [  _  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                   Outstanding at August 1, 2000
         -----                                   -----------------------------
Common Stock, $.01 Par Value                                 8,444,957

                        PART I - FINANCIAL INFORMATION

                        Item  1.  Financial Statements


                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                    June 30,    December 31,
                                                     2000           1999
                                                     ----           ----
                                                  (unaudited)      (note)
ASSETS
Current assets:
     Cash and cash equivalents                     $     482    $   3,557
     Receivables:
          Trade, net of allowance                     23,541       22,890
          Other                                        1,115        1,032
     Operating supplies and inventories                   72           60
     Deferred income taxes                               272          378
     Prepaid expenses and deposits                     6,163        4,408
     Income taxes refundable                             434          113
                                                   ---------    ---------
          Total current assets                        32,079       32,438

Property and equipment, at cost                      186,747      177,502
     Less:  accumulated depreciation                 (58,987)     (51,382)
                                                   ---------    ---------
          Net property and equipment                 127,760      126,120

Other assets:
     Excess of cost over net assets acquired           8,709        8,911
     Non compete agreement                               196          261
     Other                                             1,255        1,231
                                                   ---------    ---------
          Total other assets                          10,160       10,403
                                                   ---------    ---------
Total assets                                       $ 169,999    $ 168,961
                                                   =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt          $  21,718    $  22,271
     Trade accounts payable                            8,371       11,210
     Other current liabilities                         9,595        7,674
                                                   ---------    ---------
          Total current liabilities                   39,684       41,155

Long-term debt, less current portion                  50,307       55,617
Non compete agreement                                     66          131
Deferred income taxes                                 21,598       18,693
Shareholders' equity:
Common stock                                              84           84
Additional paid-in capital                            19,483       19,452
Retained earnings                                     38,777       33,829
                                                   ---------    ---------
Total shareholders' equity                            58,344       53,365
                                                   ---------    ---------
Total liabilities and shareholders' equity        $  169,999    $ 168,961
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


                                        P.A.M. TRANSPORTATION SERVICES, INC.
                                                 AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (unaudited)
                                      (in thousands, except per share data)


                                                     Three Months Ended              Six Months Ended
                                                          June 30,                       June 30,
                                                    2000           1999            2000            1999
                                                    ----           ----            ----            ----
Operating revenues                               $  53,034      $  53,675     $  107,181       $ 105,066

Operating expenses:
  Salaries, wages and benefits                      22,807         23,310         47,050          45,712
  Operating supplies                                 9,264          8,719         19,100          16,879
  Rent/purchased transportation                      3,374          3,293          6,931           7,323
  Depreciation and amortization                      4,806          4,649          9,623           8,879
  Operating taxes and licenses                       2,915          2,914          5,871           5,765
  Insurance and claims                               2,289          2,098          4,578           4,096
  Communications and utilities                         598            591          1,184           1,201
  Other                                                962          1,124          1,977           2,107
  (Gain) loss on sale of equipment                     (50)           (90)           (96)           (113)
                                                 ---------      ---------      ---------       ---------
                                                    46,965         46,608         96,218          91,849
                                                 ---------      ---------      ---------       ---------
Operating income                                     6,069          7,067         10,963          13,217
Other income (expense)
Interest expense                                    (1,368)        (1,479)        (2,722)         (2,884)
                                                 ---------      ---------      ---------       ---------
                                                    (1,368)        (1,479)        (2,722)         (2,884)

Income before income taxes                           4,701          5,588          8,241          10,333

Income taxes --current                                 168            488            304           1,072
             --deferred                              1,713          1,806          2,989           3,160
                                                 ---------      ---------      ---------       ---------
                                                     1,881          2,294          3,293           4,232

Net income                                       $   2,820      $   3,294      $   4,948       $   6,101
                                                 =========      =========      =========       =========
Net income per common share:
  Basic                                          $    0.33      $    0.39      $    0.59       $    0.73
                                                 =========      =========      =========       =========
  Diluted                                        $    0.33      $    0.39      $    0.58       $    0.72
                                                 =========      =========      =========       =========

Average common shares outstanding-Basic          8,443,980      8,377,960      8,442,139       8,360,178
                                                 =========      =========      =========       =========
Average common shares outstanding-Diluted        8,514,654      8,457,711      8,514,788       8,449,431
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

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                  Six months Ended
                                                                      June 30,
                                                                   2000       1999
                                                                   ----       ----
OPERATING ACTIVITIES
Net income                                                   $   4,948     $   6,101
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                               9,623         8,879
     Non compete agreement amortization                             65           196
     Provision for deferred income taxes                         2,989         3,160
     Gain on retirement of property and equipment                  (96)         (113)
     Changes in operating assets and liabilities:
          Accounts receivable                                     (877)          469
          Prepaid expenses and other current assets             (2,111)       (1,897)
          Accounts payable                                      (2,824)        4,389
          Accrued expenses                                       1,920         1,688
                                                             ---------     ---------
Net cash provided by operating activities                       13,637        22,872

INVESTING ACTIVITIES
Purchases of property and equipment                            (15,120)      (28,704)
Acquisition of business, net of cash acquired                        -        (9,642)
Proceeds from sales of assets                                    4,162         2,750
Lease payments received on direct financing leases                 144           582
                                                             ---------     ---------
Net cash used in investing activities                          (10,814)      (35,014)

FINANCING ACTIVITIES
Borrowings under lines of credit                                94,901       100,491
Repayments under lines of credit                               (95,152)     (100,491)
Borrowings of long-term debt                                     4,204        18,469
Repayments of long-term debt                                    (9,881)      (10,058)
Proceeds from exercise of stock options                             30            76
                                                             ---------     ---------
Net cash (used in) provided by financing activities             (5,898)        8,487
                                                             ---------     ---------
Net decrease in cash and cash equivalents                       (3,075)       (3,655)

Cash and cash equivalents at beginning of period             $   3,557     $   5,963
                                                             ---------     ---------
Cash and cash equivalents at end of period                   $     482     $   2,308
                                                             =========     =========

          See  notes  to  condensed  consolidated  financial  statements.


                       P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000

NOTE  A:  BASIS  OF  PRESENTATION
---------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

NOTE  B:  NOTES  PAYABLE  AND  LONG-TERM  DEBT
----------------------------------------------
In the first six months of 2000, the Company's subsidiary, P.A.M. Transport, Inc., entered into an installment obligation for the financing of revenue equipment in the amount of approximately $4.2 million. This obligation is payable in 48 monthly installments at an interest rate of 7.25%.

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


THREE  MONTHS  ENDED  JUNE  30,  2000  VS.  THREE  MONTHS  ENDED  JUNE  30, 1999
--------------------------------------------------------------------------------
For the quarter ended June 30, 2000, revenues decreased 1.2% to $53.0 million as compared to $53.7 million for the quarter ended June 30, 1999. The main reason for the decrease was a decrease in the average number of tractors from 1,449 in the second quarter of 1999 to 1,434 in the second quarter of 2000.

The Company's operating ratio increased to 88.6% in the second quarter of 2000 compared to 86.8% in the second quarter of 1999.

Operating supplies and expenses increased from 16.2% of revenues in the second quarter of 1999 to 17.5% of revenues in the second quarter of 2000. The increase relates primarily to an increase in fuel costs of 1.1% net of a fuel surcharge passed to customers.

The Company's effective tax rate decreased from 41.0% in the second quarter of 1999 to 40.0% in the second quarter of 2000. This decrease is related to an increase in the deduction allowed for per diem payments made to drivers.


SIX  MONTHS  ENDED  JUNE  30,  2000  VS.  SIX  MONTHS  ENDED  JUNE  30,  1999
-----------------------------------------------------------------------------
For the six months ended June 30, 2000, revenues increased 2.0% to $107.2 million as compared to $105.1 million for the six months ended June 30,1999. The main reason for the increase was an increase in the average number of tractors from 1,427 for the first six months of 1999 to 1,456 for the first six months of 2000.

The Company's operating ratio increased to 89.8% in the first six months of 2000 as compared to 87.4% in the first six months of 1999.

Operating supplies and expenses increased from 16.1% of revenues in the first six months of 1999 to 17.8% of revenues in the first six months of 2000. The increase relates primarily to an increase in fuel costs of 2.1% net of a fuel surcharge passed to customers.

Rent and purchased transportation decreased from 7.0% of revenues in the first six months of 1999 to 6.5% of revenues in the first six months of 2000. The decrease relates to the replacement of leased trailers with Company owned trailers.

Depreciation and amortization expense increased from 8.5% of revenues in the first six months of 1999 to 9.0% of revenues in the first six months of 2000. The increase relates to the replacement of older tractors which were fully depreciated.

The Company's effective tax rate decreased from 40.9% in the first six months of 1999 to 40.0% in the first six months of 2000. This decrease is related to an increase in the deduction allowed for per diem payments made to drivers.







LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
During the first six months of 2000, the Company generated $13.6 million in cash from operating activities. Investing activities used $10.8 million in cash in the first six months of 2000. Financing activities used $5.9 million in the first six months of 2000 primarily for scheduled payments against long-term borrowings.

The Company's principal subsidiary, P.A.M. Transport, Inc., has a $15.0 million secured bank line of credit subject to borrowing limitations. Withdrawals from the line of credit are at an interest rate of LIBOR as of the first day of the month plus 1.40% (8.05% at June 30, 2000). Outstanding advances on this line of credit were approximately $7.0 million at June 30, 2000, including $3.3 million in letters of credit. The Company's borrowing base limitation at June 30, 2000 was $8.0 million. The line of credit is guaranteed by the Company and matures on May 31, 2001.

In addition to cash flows from operations, the Company uses its existing line of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions, such as installment notes (generally three to five year terms at fixed rates), are typically entered into for the purchase of revenue equipment; however, the Company purchased additional revenue equipment during the first six months of 2000 at a cost of approximately $13.8 million using its existing line of credit. In addition, P.A.M. Transport, Inc. entered into an installment obligation during the first six months of 2000 in the amount of approximately $4.2 million in order to finance revenue equipment previously acquired utilizing it line of credit. This obligation is payable in 48 monthly installments at an interest rate of 7.25%.

During the remainder of 2000, the Company plans to replace 129 tractors which would result in additional debt of approximately $6.7 million. Management expects that the Company's existing working capital and its available line of credit will be sufficient to meet the Company's capital commitments as of June 30, 2000, to repay indebtedness coming due in the current year, and to fund its operating needs during the remainder of fiscal 2000.

                         PART II.     OTHER INFORMATION
                         ------------------------------

Item  3.    Quantitative  and  Qualitative  Disclosures  about  Market  Risk.
-----------------------------------------------------------------------------
The Company's line of credit agreement provides for borrowings which bear interest at variable rates based on the LIBOR. At June 30, 2000, the Company had approximately $7.0 million outstanding pursuant to the line of credit. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

All customers are required to pay for the Company's services in U.S. dollars and the Company does not engage in hedging transactions relating to diesel fuel or any other commodity.


Item  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders.
------------------------------------------------------------------------
The 2000 Annual Meeting of Stockholders of the Company was held on June 15, 2000. At the meeting, the following persons were elected as directors to serve for a term of one year and until their successors are elected and qualified:
Robert W. Weaver, Daniel C. Sullivan, Matthew T. Moroun, Charles F. Wilkins, Fredrick P. Calderone and Joseph J. Casaroll.

The results of voting with respect to the election of directors were as follows:

                                   Votes         Votes
                                    FOR         WITHHELD
                                    ---         --------
         Robert W. Weaver        7,352,211       2,000
         Daniel C. Sullivan      7,398,933       2,000
         Charles F. Wilkins      7,398,933       2,000
         Matthew T. Moroun       7,352,211       2,000
         Fredrick P. Calderone   7,398,003       2,000
         Joseph J. Casaroll      7,395,033       2,000



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



                         P.A.M.  TRANSPORTATION  SERVICES,  INC.




Dated:   August 3, 2000        By: /s/ Robert  W  Weaver
                                   ---------------------------------
                                   Robert W. Weaver
                                   President and Chief Executive Officer
                                   (principal executive officer)


Dated:   August 3, 2000        By: /s/ Larry  J.  Goddard
                                   ---------------------------------
                                   Larry J. Goddard
                                   Vice President-Finance, Chief Financial
                                   Officer, Secretary and Treasurer
                                   (principal accounting and financial officer)