Form 10-Q
period 2000-09-30
PAM TRANSPORTATION SERVICES INC
filed 2000-11-13
CIK 798287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[  X  ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000


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

Yes  [  X  ]          No  [  _  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                   Outstanding at November 3, 2000
         -----                                   -------------------------------
Common Stock, $.01 Par Value                                 8,469,657

                        PART I - FINANCIAL INFORMATION

                        Item  1.  Financial Statements


                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                 September 30,   December 31,
                                                     2000           1999
                                                     ----           ----
                                                  (unaudited)      (note)
ASSETS
Current assets:
     Cash and cash equivalents                     $     312    $   3,557
     Receivables:
          Trade, net of allowance                     23,878       22,890
          Other                                        1,244        1,032
     Operating supplies and inventories                   72           60
     Deferred income taxes                               281          378
     Prepaid expenses and deposits                     5,580        4,408
     Income taxes refundable                             459          113
                                                   ---------    ---------
          Total current assets                        31,826       32,438

Property and equipment, at cost                      181,566      177,502
     Less:  accumulated depreciation                 (56,808)     (51,382)
                                                   ---------    ---------
          Net property and equipment                 124,758      126,120

Other assets:
     Excess of cost over net assets acquired           8,608        8,911
     Non compete agreement                               163          261
     Other                                             1,516        1,231
                                                   ---------    ---------
          Total other assets                          10,287       10,403
                                                   ---------    ---------
Total assets                                       $ 166,871    $ 168,961
                                                   =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt          $  16,840    $  22,271
     Trade accounts payable                           15,175       11,210
     Other current liabilities                         9,097        7,674
                                                   ---------    ---------
          Total current liabilities                   41,112       41,155

Long-term debt, less current portion                  43,923       55,617
Non compete agreement                                     33          131
Deferred income taxes                                 21,959       18,693
Shareholders' equity:
Common stock                                              85           84
Additional paid-in capital                            19,639       19,452
Retained earnings                                     40,120       33,829
                                                   ---------    ---------
Total shareholders' equity                            59,844       53,365
                                                   ---------    ---------
Total liabilities and shareholders' equity        $  166,871    $ 168,961
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


                                        P.A.M. TRANSPORTATION SERVICES, INC.
                                                 AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (unaudited)
                                      (in thousands, except per share data)


                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                  September 30,
                                                    2000           1999            2000            1999
                                                    ----           ----            ----            ----
Operating revenues                               $  47,100      $  51,284     $  154,282       $ 156,350

Operating expenses:
  Salaries, wages and benefits                      21,137         22,084         68,187          67,796
  Operating supplies                                 9,228          9,027         28,327          25,901
  Rent/purchased transportation                      2,498          3,076          9,429          10,399
  Depreciation and amortization                      4,629          4,833         14,253          13,712
  Operating taxes and licenses                       2,453          2,683          8,324           8,453
  Insurance and claims                               2,032          1,903          6,610           5,999
  Communications and utilities                         500            608          1,685           1,809
  Other                                                874          1,163          2,851           3,270
  (Gain) loss on sale of equipment                     398           (149)           302            (262)
                                                 ---------      ---------      ---------       ---------
                                                    43,749         45,228        139,968         137,077
                                                 ---------      ---------      ---------       ---------
Operating income                                     3,351          6,056         14,314          19,273
Other income (expense)
Interest expense                                    (1,184)        (1,413)        (3,906)         (4,297)
                                                 ---------      ---------      ---------       ---------
                                                    (1,184)        (1,413)        (3,906)         (4,297)

Income before income taxes                           2,167          4,643         10,408          14,976

Income taxes --current                                 618            547            923           1,620
             --deferred                                205          1,302          3,193           4,461
                                                 ---------      ---------      ---------       ---------
                                                       823          1,849          4,116           6,081

Net income                                       $   1,344      $   2,794      $   6,292       $   8,895
                                                 =========      =========      =========       =========
Net income per common share:
  Basic                                          $    0.16      $    0.33      $    0.74       $    1.06
                                                 =========      =========      =========       =========
  Diluted                                        $    0.16      $    0.33      $    0.74       $    1.05
                                                 =========      =========      =========       =========

Average common shares outstanding-Basic          8,465,309      8,420,603      8,449,861       8,380,541
                                                 =========      =========      =========       =========
Average common shares outstanding-Diluted        8,525,269      8,527,189      8,518,227       8,477,753
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

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                  Nine months Ended
                                                                     September 30,
                                                                   2000       1999
                                                                   ----       ----
OPERATING ACTIVITIES
Net income                                                   $   6,292     $   8,895
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                              14,253        13,712
     Non compete agreement amortization                             98           295
     Provision for deferred income taxes                         3,193         4,461
     (Gain)/loss on retirement of property and equipment           302          (262)
     Changes in operating assets and liabilities:
          Accounts receivable                                   (1,392)           34
          Prepaid expenses and other current assets             (1,467)       (1,489)
          Accounts payable                                       3,697         3,620
          Accrued expenses                                       1,422         1,297
                                                             ---------     ---------
Net cash provided by operating activities                       26,398        30,563

INVESTING ACTIVITIES
Purchases of property and equipment                            (24,354)      (37,151)
Acquisition of business, net of cash acquired                        -        (9,642)
Proceeds from sales of assets                                   11,467         5,251
Lease payments received on direct financing leases                 192           749
                                                             ---------     ---------
Net cash used in investing activities                          (12,695)      (40,793)

FINANCING ACTIVITIES
Borrowings under lines of credit                               141,199       147,185
Repayments under lines of credit                              (139,999)     (146,233)
Borrowings of long-term debt                                     4,204        18,469
Repayments of long-term debt                                   (22,538)      (14,861)
Proceeds from exercise of stock options                            186           436
                                                             ---------     ---------
Net cash (used in) provided by financing activities            (16,948)        4,996
                                                             ---------     ---------
Net decrease in cash and cash equivalents                       (3,245)       (5,234)

Cash and cash equivalents at beginning of period             $   3,557     $   5,963
                                                             ---------     ---------
Cash and cash equivalents at end of period                   $     312     $     729
                                                             =========     =========

          See  notes  to  condensed  consolidated  financial  statements.


                       P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  SEPTEMBER 30, 2000

NOTE  A:  BASIS  OF  PRESENTATION
---------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

NOTE  B:  NOTES  PAYABLE  AND  LONG-TERM  DEBT
----------------------------------------------
In the first nine months of 2000, the Company's subsidiary, P.A.M. Transport, Inc., entered into an installment obligation for the financing of revenue equipment in the amount of approximately $4.2 million. This obligation is payable in 48 monthly installments at an interest rate of 7.25%.

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


THREE  MONTHS ENDED SEPTEMBER 30, 2000 VS. THREE MONTHS ENDED SEPTEMBER 30, 1999
--------------------------------------------------------------------------------
For the quarter ended September 30, 2000, revenues decreased 8.2% to $47.1 million as compared to $51.3 million for the quarter ended September 30, 1999. The principal reason for the decrease was a decrease in the average number of tractors from 1,459 in the third quarter of 1999 to 1,379 in the third quarter of 2000.

The Company's operating ratio increased to 92.9% in the third quarter of 2000 compared to 88.2% in the third quarter of 1999.

Salaries, wages and benefits increased from 43.1% of revenues in the third quarter of 1999 to 44.9% of revenues in the third quarter of 2000. The increase relates to an increase in driver pay packages during the third quarter of 2000.

Operating supplies and expenses increased from 17.6% of revenues in the third quarter of 1999 to 19.6% of revenues in the third quarter of 2000. The increase relates primarily to an increase in fuel costs of 1.8% net of a fuel surcharge passed to customers.

Rent and purchased transportation decreased from 6.0% of revenues in the third quarter of 1999 to 5.3% of revenues in the third quarter of 2000. The decrease relates primarily to a decrease in amounts paid to other transportation companies in the form of brokerage fees.

Insurance and claims increased from 3.7% of revenues in the third quarter of 1999 to 4.3% of revenues in the third quarter of 2000. The increase relates to increased costs of auto liability insurance coverage.

The Company's effective tax rate decreased from 39.8% in the third quarter of 1999 to 38.0% in the third quarter of 2000. This decrease is related to an increase in the deduction allowed for per diem payments made to drivers.


NINE MONTHS ENDED  SEPTEMBER 30, 2000  VS. NINE MONTHS ENDED  SEPTEMBER 30, 1999
--------------------------------------------------------------------------------
For the nine months ended September 30, 2000, revenues decreased 1.3% to $154.3 million as compared to $156.3 million for the nine months ended September 30, 1999. The principal reason for the decrease was a decrease in the average number of tractors from 1,438 for the first nine months of 1999 to 1,418 for the first nine months of 2000.

The Company's operating ratio increased to 90.7% in the first nine months of 2000 as compared to 87.7% in the first nine months of 1999.

Salaries, wages and benefits increased from 43.4% of revenues in the first nine months of 1999 to 44.2% of revenues in the first nine months of 2000. The increase relates to an increase in driver pay packages early in the third quarter of 2000.

Operating supplies and expenses increased from 16.6% of revenues in the first nine months of 1999 to 18.4% of revenues in the first nine months of 2000. The increase relates primarily to an increase in fuel costs of 2.0% net of a fuel surcharge passed to customers.

Rent and purchased transportation decreased from 6.7% of revenues in the first nine months of 1999 to 6.1% of revenues in the first nine months of 2000. The decrease relates primarily to the replacement of leased trailers with Company owned trailers.

The Company's effective tax rate decreased from 40.6% in the first nine months of 1999 to 39.5% in the first nine months of 2000. This decrease is related to an increase in the deduction allowed for per diem payments made to drivers.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
During the first nine months of 2000, the Company generated $26.4 million in cash from operating activities. Investing activities used $12.7 million in cash in the first nine months of 2000. Financing activities used $16.9 million in the first nine months of 2000 primarily for scheduled payments against long-term borrowings.

The Company's principal subsidiary, P.A.M. Transport, Inc., has a $15.0 million secured bank line of credit subject to borrowing limitations. Withdrawals from the line of credit are at an interest rate of LIBOR as of the first day of the month plus 1.40% (8.03% at September 30, 2000). Outstanding advances on this line of credit were approximately $8.4 million at September 30, 2000, including $3.3 million in letters of credit. The Company's borrowing base limitation at September 30, 2000 was $6.6 million. The line of credit is guaranteed by the Company and matures on May 31, 2001.

In addition to cash flows from operations, the Company uses its existing line of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions, such as installment notes (generally three to five year terms at fixed rates), are typically entered into for the purchase of revenue equipment; however, the Company purchased additional revenue equipment during the first nine months of 2000 at a cost of approximately $22.8 million using its existing line of credit. In addition, P.A.M. Transport, Inc. entered into an installment obligation during the first nine months of 2000 in the amount of approximately $4.2 million in order to finance revenue equipment previously acquired utilizing its line of credit. This obligation is payable in 48 monthly installments at an interest rate of 7.25%.

During the remainder of 2000, the Company plans to replace 58 tractors which would result in additional debt of approximately $2.7 million. Management expects that the Company's existing working capital and its available line of credit will be sufficient to meet the Company's capital commitments as of September 30, 2000, to repay indebtedness coming due in the current year, and to fund its operating needs during the remainder of fiscal 2000.

                         PART II.     OTHER INFORMATION
                         ------------------------------

Item  3.    Quantitative  and  Qualitative  Disclosures  about  Market  Risk.
-----------------------------------------------------------------------------
The Company's line of credit agreement provides for borrowings which bear interest at variable rates based on the LIBOR. At September 30, 2000, the Company had approximately $8.4 million outstanding pursuant to the line of credit. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

All customers are required to pay for the Company's services in U.S. dollars and The Company did not engage in hedging transactions relating to diesel fuel or any other commodity during the nine months ending September 30, 2000.


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



                         P.A.M.  TRANSPORTATION  SERVICES,  INC.




Dated:   November 9, 2000      By: /s/ Robert  W  Weaver
                                   ---------------------------------
                                   Robert W. Weaver
                                   President and Chief Executive Officer
                                   (principal executive officer)


Dated:   November 9, 2000      By: /s/ Larry  J.  Goddard
                                   ---------------------------------
                                   Larry J. Goddard
                                   Vice President-Finance, Chief Financial
                                   Officer, Secretary and Treasurer
                                   (principal accounting and financial officer)