Form 10-K
period 2000-12-31
PAM TRANSPORTATION SERVICES INC
filed 2001-03-30
CIK 798287

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2000

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on March 15, 2001 was $16,715,648. Solely for the purposes of this response, executive officers, directors and beneficial owners of more than five percent of the Company's common stock are considered the affiliates of the Company at that date.

The number of shares outstanding of the issuer's common stock, as of March 15, 2001: 8,475,957 shares of $.01 par value common stock.

                     DOCUMENTS INCORPORATED BY REFERENCE
The Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in 2001 is incorporated by reference in answer to Part III of this report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in
Part  I,  Item  1.

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

                                     PART I

ITEM 1. BUSINESS
----------------

     P.A.M. Transportation Services, Inc. (the "Company"), operating through its wholly-owned subsidiaries, is an irregular route, common and contract motor carrier authorized to transport general commodities throughout the continental United States and the Canadian provinces of Ontario and Quebec, pursuant to operating authorities granted by the former Interstate Commerce Commission ("ICC"), various state regulatory agencies and Canadian regulatory agencies. Under its operating authorities, the Company may transport all types of freight (except household goods, commodities in bulk and certain explosives) intrastate within any state, and from any point in the continental United States, Ontario or Quebec to any other point in the continental United States or in Ontario or Quebec over any route selected by the Company. The Company transports dry freight commodities ("freight") in 48-foot and 53-foot long, high cube conventional and specialized freight vans ("trailers"). The freight consists primarily of automotive parts, consumer goods, such as general retail store merchandise, and products from the manufacturing sector, such as heating and air conditioning units. All freight is transported as truckload quantities.

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

MARKETING/MAJOR  CUSTOMERS

     The Company's marketing emphasis is directed to that segment of the truckload market which is generally service-sensitive, as opposed to being solely price competitive. Since 1990, the Company has diversified its marketing efforts to gain access to non-traditional freight traffic, including international (Mexico and Canada), domestic regional short-haul, dedicated fleet services and intermodal transportation. The Company also participates in various "core carrier" partnerships with its larger customers. The Company estimates that approximately 70% of its deliveries to customers are made on a JIT ("just in time") basis, whereby products and raw materials are scheduled for delivery as they are needed on the retail customer's shelves or in the manufacturing customer's production line. Such requirements place a premium on the freight carrier's delivery performance and reliability. With respect to these JIT deliveries, approximately 30% require the use of two-man driver teams to meet the customer's schedule. The need for this service is a product of modern manufacturing and assembly methods which are designed to drastically decrease inventory levels and handling costs.

     The Company's marketing efforts are conducted by ten outside sales persons domiciled within the Company's major markets. Field personnel are supervised from Company headquarters, emphasizing an even flow of freight traffic (balance between originations and destinations in a given geographical area) and minimization of movement of empty equipment.

     During 2000, the Company's five largest customers, for which the Company provides carrier services covering a number of geographic locations, accounted for approximately 55% of total revenues. General Motors Corporation accounted for approximately 33% of 2000 revenues. A total loss of this business, however unlikely, would have an adverse impact on the Company's operations, at least over the short term.

     The Company also provides transportation services to other manufacturers who are suppliers for automobile manufacturers. As a result, concentration of the Company's business within the industry is greater than the concentration in a single customer. Of the Company's revenues for 2000 that were attributable to its top ten customers, approximately 50% were derived from transportation services provided to the automobile industry.

OPERATIONS

     The Company maintains dispatch offices at its headquarters, as well as its offices in Jacksonville, Florida; Columbia, Mississippi; Warren, Ohio; Oklahoma City, Oklahoma; Willard, Ohio; Riverdale, New Jersey; Laredo, Texas; and Irving, Texas, with a toll free WATS line to facilitate communications with both customers and drivers. The location, status and contact assignment of all of the Company's equipment are available on an up-to-date basis through the Company's computer system, which permits the Company to better meet delivery schedules, respond to customer inquiries and match equipment with the next available load.

     The Company has installed Qualcomm OmnitracsTM display units in all of its tractors. The Omnitracs system is a satellite-based global positioning and communications system that allows fleet managers to communicate directly with drivers. Drivers can provide location status and updates directly to the customer's computer, saving telephone usage cost, lost productivity, and inconvenience. The Omnitracs system provides customer service with accurate estimated time of arrival information which optimizes load selection and service levels to the Company's customers. In order to lower its tractor to trailer ratio, the Company has also installed Qualcomm TrailerTracsTM tracking units in all of its trailers. The TrailerTracs system is a tethered trailer tracking product that enables the Company to more efficiently track the location of all trailers in its inventory as they connect and disconnect to Qualcomm equipped Company equipment. The system has been extended through a partnership with Qualcomm and its Mexican subsidiary, CNR, to provide the same information when the Company's trailers are picked up and dropped by Mexican carriers providing through trailer service into Mexico.

     The Company communicates through electronic data interchange with many of its customers, providing live status reports of freight shipments and arrival time information. This system provides the Company's customers flexibility and convenience by allowing the customer to tender freight electronically.

REVENUE  EQUIPMENT

     The Company operated a fleet of 1,413 tractors and 3,759 trailers at December 31, 2000. All except 117 tractors are owned by the Company. The tractors that are not Company owned are leased from owner/operators on a per mile basis.

     At the end of the respective years, the average age of the Company's tractors was 1.74 years in 1998, 1.64 years in 1999 and 1.72 years in 2000. The average age of the Company's trailer fleet was 3.31, 3.97, and 4.66 at the end of 1998, 1999, and 2000, respectively.

     During 2000, the Company purchased 355 new tractors and 51 new trailers and disposed of 379 tractors and 127 trailers. During 2001, the Company expects to purchase 460 new tractors and 100 new trailers while continuing to sell or trade older equipment.

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

     The Company's tractors carry full warranty coverage of at least 350,000 miles. Extended warranties are negotiated with the manufacturer and major component manufacturer (i.e., engine, transmission, differential) for up to 750,000 miles. Trailers are also warranted by the manufacturer and major component manufacturer for up to five years.

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

DRIVERS

     At December 31, 2000, the Company utilized 1,779 drivers in its operations. All drivers are recruited, screened, drug tested and trained and are subject to the control and supervision of the Company's operations and safety departments. The Company's driver training program stresses the importance of safety and reliable, on-time delivery. Drivers are required to report to their dispatchers daily and at the earliest possible moment when any condition en route occurs which might delay their scheduled delivery time.

      The Company's drivers are selected only after strict application screening and drug testing. Before being permitted to operate a vehicle for the Company, drivers must undergo classroom instruction on Company policies and procedures, safety techniques and proper operation of equipment and then must pass both written and road tests. Instruction in defensive driving and safety techniques continues after hiring, with the Company holding seminars at its terminals in Tontitown, Arkansas; Jacksonville, Florida; Columbia, Mississippi; Riverdale, New Jersey; Warren, Ohio; and Oklahoma City, Oklahoma. The Company currently employs approximately 55 persons on a full-time basis in its driver recruiting, training and safety instruction programs.

     The Company's drivers are compensated on the basis of miles driven, loading and unloading, extra stops and layovers in transit. Drivers can earn bonuses by recruiting other qualified drivers who become employed by the Company and both cash and non-cash prizes are awarded for consecutive periods of safe, accident-free driving.

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

EMPLOYEES

     At December 31, 2000, the Company employed 2,154 persons, of which 1,779 were drivers, 108 were maintenance personnel, 116 were employed in operations, 29 were employed in marketing, 55 were employed in safety and personnel, and 67 were employed in general administration and accounting. The Company also had 117 owner/operators under contract compensated on a per mile basis. None of the Company's employees are represented by a collective bargaining unit and the Company believes that its employee relations are good.

REGULATION

     The Company is a common and contract motor carrier that is regulated by various federal and state agencies. Effective January 1, 1996, the ICC Termination Act of 1995 (the "Act") abolished the Interstate Commerce Commission ("ICC") and established within the Department of Transportation ("DOT") the Surface Transportation Board, which maintains limited oversight authority over motor carriers.

     The Company is subject to safety requirements prescribed by the DOT. Such matters as weight and dimension of equipment are also subject to federal and state regulations. All of the Company's drivers are required to obtain national driver's licenses pursuant to the regulations promulgated by the DOT. Also, DOT regulations impose mandatory drug and alcohol testing of drivers. The Company believes that it is in compliance in all material respects with applicable regulatory requirements relating to its trucking business and operates with a "satisfactory" rating (the highest of three grading categories) from the DOT.

     The trucking industry is subject to possible regulatory and legislative changes (such as increasingly stringent environmental regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. These types of future regulations could unfavorably affect the Company's operations.

COMPETITION

     The trucking industry is highly competitive. The Company competes primarily with other irregular route long-haul truckload carriers, with private carriage conducted by its existing and potential customers, and, to a lesser extent, with the railroads. Increased competition has resulted from deregulation of the trucking industry and has generally exerted downward pressure on prices. The Company competes on the basis of its quality of service and delivery performance, as well as price. Many of the other irregular route long-haul truckload carriers have substantially greater financial resources, own more equipment or carry a larger total volume of freight than the Company.

EXECUTIVE  OFFICERS

     The  executive  officers  of  the  Company  are  as  follows:

           Name                   Position  with  Company
           ----                   -----------------------
     Robert W. Weaver    President and Chief Executive Officer

     W. Clif Lawson      Executive Vice President and Chief Operating Officer

     Larry J. Goddard    Vice President-Finance, Chief Financial Officer,
                         Secretary and Treasurer

     ROBERT W. WEAVER, age 50, is a co-founder of the Company and served as its Vice President from March 1980 to June 1986. He was President and Chief Operating Officer from June 1986 until he resigned in February 1987. Between February 1987 and September 1989, he was self-employed as a transportation consultant. In September 1989, Mr. Weaver returned to the Company as President and Chief Operating Officer and a director. On February 22, 1990, he was appointed Chief Executive Officer.

     W. CLIF LAWSON, age 47, has been Executive Vice President of the Company since August 1989 and Chief Operating Officer since March 1992. He joined the Company in June 1984 and served in various operations and sales capacities until August 1989.

     LARRY J. GODDARD, age 42, has been Vice President-Finance and Chief Financial Officer since January 1991 and served as Controller of the Company from May 1989 to January 1991. In addition, he has served as Secretary since September 1989, and Treasurer since May 1991. From November 1987 to May 1989, he served as General Accounting Manager of the Company.

ITEM  2.  PROPERTIES.
---------------------

     The Company's executive offices and primary terminal facilities are located in Tontitown, Arkansas. The Company's facilities are located on approximately 45 acres and consist of 79,193 square feet of office space and maintenance and storage facilities. The Company's facilities in Tontitown are owned by the Company.

     The Company's subsidiaries also lease terminal facilities in Jacksonville, Florida; Springfield, Missouri; Riverdale, New Jersey; Warren, Ohio; Oklahoma City, Oklahoma; Memphis, Tennessee; and Laredo, El Paso, and Irving, Texas; the terminal facilities in Columbia, Mississippi; and Willard, Ohio are owned. The leased facilities are leased primarily on a month-to-month basis, and provide on-the-road maintenance and trailer drop and relay stations.

     The Company has access to trailer drop and relay stations in various locations across the country. Certain of these facilities are leased by the Company on a month-to-month basis from an affiliate of its majority shareholder.

     The Company believes that all of the properties owned or leased by the Company are suitable for their purposes and adequate to meet the Company's needs.

ITEM  3.  LEGAL  PROCEEDINGS.
-----------------------------

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
----------------------------------------------------------------------

     No matters were submitted to a vote of security holders of the Company during the fourth quarter ended December 31, 2000.



                                     PART II


ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

The Company's Common Stock is traded on the Nasdaq National Market under the symbol PTSI. The following table sets forth, for the fiscal quarters indicated, the range of the high and low sales price per share for the Common Stock as quoted on the Nasdaq National Market.

Fiscal  Year  Ended  December  31,  2000
----------------------------------------
                                High            Low
                                ----            ---
First Quarter                 $ 11.44         $ 8.50
Second Quarter                  11.00           8.00
Third Quarter                   10.63           8.25
Fourth Quarter                  10.00           7.63

Fiscal  Year  Ended  December  31,  1999
----------------------------------------
                                High            Low
                                ----            ---
First Quarter                 $ 10.00         $ 7.00
Second Quarter                   9.88           8.94
Third Quarter                   12.88           9.25
Fourth Quarter                  12.13           9.81

     As of March 15, 2001, the number of stockholders of record was approximately 284. The Company has not declared or paid any cash dividend on its common stock. The policy of the Board of Directors of the Company is to retain earnings for the expansion and development of the Company's business. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including the Company's earnings, financial condition and other factors deemed relevant by the Board of Directors.

ITEM  6.  SELECTED  FINANCIAL  DATA.
------------------------------------

    The following selected financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.

                                                             Years Ended December 31,
                                                2000       1999       1998       1997      1996
                                              ---------------------------------------------------
                                                     (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Operating revenues                            $205,245   $207,381   $143,164   $127,211  $113,021
                                              ---------------------------------------------------
Operating expenses:
Salaries, wages and benefits                    90,680     90,248     65,169     57,662    52,444
Operating supplies                              37,728     35,246     26,511     24,666    21,909
Rent and purchased transportation               12,542     13,309      1,082      1,655     1,824
Depreciation and amortization                   18,806     18,392     14,003     12,995    11,999
Operating taxes and licenses                    11,140     11,334      8,388      7,581     6,734
Insurance and claims                             8,674      7,945      6,069      5,571     5,004
Communications and utilities                     2,234      2,365      1,583      1,001     1,090
Other                                            3,756      4,388      3,131      2,394     2,077
(Gain) loss on sale or disposal of property        285       (301)       168         71       375
                                              ---------------------------------------------------
Total operating expenses                       185,845    182,926    126,104    113,596   103,456
                                              ---------------------------------------------------
Operating income                                19,400     24,455     17,060     13,615     9,565
Interest expense                                (5,048)    (5,650)    (3,830)    (3,423)   (4,137)
Other                                                -          -          1          -        31
                                              ---------------------------------------------------
Income before income taxes                      14,352     18,805     13,231     10,192     5,459
Income taxes                                     5,694      7,536      5,158      3,892     2,147
                                              ---------------------------------------------------
Net income                                    $  8,658   $ 11,269   $  8,073   $  6,300  $  3,312
                                              ===================================================
Earnings per common share:
Basic                                         $   1.02   $   1.34   $   0.97   $   0.77  $   0.66
                                              ===================================================
Diluted                                       $   1.02   $   1.33   $   0.96   $   0.76  $   0.44
                                              ===================================================
Average common shares outstanding-Basic          8,455      8,393      8,306      8,192     5,035
                                              ===================================================
Average common shares outstanding-Diluted(1)     8,518      8,488      8,444      8,290     7,578
                                              ===================================================

(1) Diluted income per share for 2000, 1999, 1998, 1997 and 1996 assumes the exercise of stock purchase warrants and  stock options to purchase an aggregate of 208,602, 262,097, 317,040,
    347,850 and 3,545,280 shares of Common Stock, respectively.

                                          At December 31,
                               2000     1999    1998     1997    1996
                             -----------------------------------------
                                         (in thousands)
BALANCE SHEET DATA:
Total assets                 164,518  168,961  126,471  100,688  94,985
Long term debt                42,073   55,617   44,816   28,226  34,938
Shareholders' equity          62,210   53,365   41,457   33,162  26,312

                                                                     Years Ended December 31,
                                          2000            1999            1998            1997            1996
                                        --------------------------------------------------------------------------
OPERATING DATA:
Operating ratio (1)                         90.5%           88.2%           88.1%           89.4%           91.5%
Average number of truckloads per week      5,169           4,885           3,425           2,874           2,437
Average miles per trip                       713             734             767             786             845
Total miles traveled (in thousands)      183,476         186,355         131,847         115,622         102,946
Average miles per tractor                128,936         128,966         125,569         125,404         122,250
Average revenue per tractor per week    $  2,897        $  2,848        $  2,716        $  2,694        $  2,684
Average revenue per loaded mile         $   1.18        $   1.18        $   1.15        $   1.17        $   1.17
Empty mile factor                            5.6%            5.4%            5.5%            5.8%            6.1%


At end of period:
Total company-owned/leased tractors        1,413(2)        1,468(3)        1,127(4)          975(4)          912(5)
Average age of all tractors (in years)      1.72            1.64            1.74            1.94            1.85
Total trailers                             3,759           3,846(6)        2,784(7)        2,678(8)        2,398(9)
Average age of trailers (in years)          4.66            3.97            3.31            2.85            2.60
Number of employees                        2,154           1,899           1,656           1,446           1,438

-----------------------------------
(1)  Total operating expenses as a percentage of total operating revenues.
(2)  Includes 117 owner operator tractors.
(3)  Includes 148 owner operator tractors.
(4)  Includes 94 owner operator tractors.
(5)  Includes 126 owner operator tractors.
(6)  Includes 21 trailers leased from an affiliate of the Company's majority shareholder.
(7)  Includes 46 trailers leased from an affiliate of the Company's majority shareholder.
(8)  Includes 66 trailers leased from an affiliate of the Company's majority shareholder.
(9)  Includes 74 trailers leased from an affiliate of the Company's majority shareholder.

ITEM  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------------
RESULTS  OF  OPERATIONS.
------------------------

     The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.

                                       Percentage of Operating Revenues
                                           Years Ended December 31,

                                             2000   1999   1998
                                             ------------------
Operating revenues                           100%   100%   100%
                                             ------------------
Operating expenses:
Salaries, wages and benefits                 44.2   43.5   45.5
Operating supplies                           18.4   17.0   18.5
Rent and purchased transportation             6.1    6.4    0.8
Depreciation and amortization                 9.2    8.9    9.8
Operating taxes and licenses                  5.4    5.5    5.9
Insurance and claims                          4.2    3.8    4.2
Communications and utilities                  1.1    1.1    1.1
Other                                         1.8    2.1    2.2
(Gain) loss on sale or disposal of property   0.1   (0.1)   0.1
                                             ------------------
Total operating expenses                     90.5   88.2   88.1
                                             ------------------
Operating income                              9.5   11.8   11.9
Interest expense                             (2.5)  (2.7)  (2.7)
                                             ------------------
Income before income taxes                    7.0    9.1    9.2
Federal and state income taxes               (2.8)  (3.6)  (3.6)
                                             ------------------
Net income                                    4.2%   5.5%   5.6%
                                             ==================

RESULTS  OF  OPERATIONS

2000  COMPARED  TO  1999

     For the year ended December 31, 2000, revenues were $205 million as compared to $207 million for the year ended December 31, 1999. The decrease relates primarily to a decrease in the average number of tractors from 1,445 in 1999 to 1,423 in 2000. The decrease in revenue from fewer tractors was partially offset by an increase in the Company's utilization (revenue per tractor per work day) which increased 1.6% from $570 in 1999 to $579 in 2000.

     The Company's operating ratio increased from 88.2% in 1999 to 90.5% in 2000.

     Salaries, wages and benefits increased from 43.5% of revenues in 1999 to 44.2% of revenues in 2000. The increase relates primarily to an increase in driver pay packages early in the third quarter of 2000.

     Operating supplies and expenses increased from 17.0% of revenues in 1999 to 18.4% of revenues in 2000. The increase relates primarily to an increase in fuel costs of 1.3% of revenues net of a fuel surcharge passed to customers.

     Insurance and claims increased from 3.8% of revenues in 1999 to 4.2% of revenues in 2000. The increase relates primarily to an increase in rates for auto liability insurance coverage.

     The Company's effective tax rate decreased from 40.1% in 1999 to 39.7% in 2000.

     Net income decreased to $8.6 million, or 4.2% of revenues, in 2000 from $11.3 million, or 5.5% of revenues in 1999, representing a decrease in diluted net income per share to $1.02 in 2000 from $1.33 in 1999.

1999  COMPARED  TO  1998

     For the year ended December 31, 1999, revenues increased 44.9% to $207 million as compared to $143 million for the year ended December 31, 1998. The Company's utilization (revenue per tractor per work day) increased 5.0% from $543 in 1998 to $570 in 1999.

     The Company's operating ratio increased from 88.1% in 1998 to 88.2% in 1999.

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

     The Company's effective tax rate increased from 39.0% in 1998 to 40.1% in 1999. This increase is related to payments made to Decker drivers in the form of a per diem which is only partially deductible by the Company for federal and state income tax purposes.

     Net income increased to $11.3 million, or 5.5% of revenues, in 1999 from $8.1 million, or 5.6% of revenues in 1998, representing an increase in diluted net income per share to $1.33 in 1999 from $.96 in 1998.

LIQUIDITY  AND  CAPITAL  RESOURCES

     During 2000, the Company generated $32.5 million in cash from operating activities. The ratio of current assets to current liabilities was .8 at the end of 2000, compared to .8 and 1.2 at the end of 1999 and 1998, respectively.

     Investing activities used $17.7 million in cash during 2000 compared to $47.8 million and $38.3 million in 1999 and 1998, respectively. The cash used in all three years related primarily to the purchase of revenue equipment used in the Company's operations.

     Financing activities used $17.9 million in cash during 2000 primarily for the payment of long-term debt originally incurred to finance the purchase of revenue equipment used in the Company's operations.

     The Company's principal subsidiary, P.A.M. Transport, Inc., maintains two $15.0 million lines of credit with separate financial institutions. These bank lines of credit are secured by accounts receivable or revenue equipment and are subject to borrowing limitations. Withdrawals from the lines of credit are at an interest rate of LIBOR as of the first day of the month plus either 1.40% or 1.15%. The Company's borrowing limitations on the two lines of credit at December 31, 2000 were $7.2 million and $5.0 million, respectively. These two lines of credit are guaranteed by the Company and mature on May 31, 2002 and November 30, 2002. The Company was in compliance with all provisions of both agreements at December 31, 2000.

     In addition to cash flow from operations, the Company uses its existing lines of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions, such as installment notes (generally three and four year terms at fixed rates) are typically entered into for the purchase of revenue equipment; however, the Company purchased additional revenue equipment during 2000 with a cost of approximately $28.8 million using its existing line of credit and cash on hand. In addition, P.A.M. Transport, Inc., entered into an installment obligation during 2000 in the amount of approximately $4.2 million in order to finance revenue equipment previously acquired utilizing its line of credit. This obligation is payable in 48 monthly installments at an interest rate of 7.25%. The Company's weighted average interest rates on all borrowings were 6.75%, 6.73% and 7.68% for 2000, 1999 and 1998, respectively.

     During 2000, the Company sold or traded revenue equipment for approximately $12.8 million. The Company plans to replace 100 trailers and 460 tractors in 2001, which would result in additional debt of approximately $21.2 million. Management expects that the Company's existing working capital and its available lines of credit will be sufficient to meet the Company's capital commitments as of December 31, 2000, to repay indebtedness coming due in the current year, and to fund its operating needs during fiscal 2001.

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

ENVIRONMENTAL

     The Company has no outstanding inquiries with any federal or state environmental agency at December 31, 2000.

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


ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK.
---------------------------------------------------------------------------

     The Company is exposed to market risks from changes in interest rates. The Company's two lines of credit bear interest at a floating rate equal to LIBOR plus either 1.40% or 1.15%. Accordingly, changes in LIBOR, which is effected by changes in interest rates generally, will affect the interest rate on, and therefore the Company's costs under, the lines of credit.

     The Company may temporarily invest excess cash in money market funds. Changes in interest rates would not significantly affect the fair value of these cash investments.


ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.
----------------------------------------------------------

     The  following  statements  are  filed  with  this  report:

     Report  of  Independent  Public  Accountants

     Consolidated  Balance  Sheets  -  December  31,  2000  and  1999

     Consolidated Statements of Income - Years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Shareholders' Equity - Years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998

     Notes  to  Consolidated  Financial  Statements


ITEM  9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE.
----------------------

     No  response  is  required  to  this  item.



              P.A.M. Transportation Services, Inc. and Subsidiaries

                        Consolidated Financial Statements

                   Years ended December 31, 2000, 1999 and 1998
                  with Report of Independent Public Accountants


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


                    Report of Independent Public Accountants


To the Board of Directors and Shareholders of P.A.M. Transportation Services, Inc.:


We have audited the accompanying consolidated balance sheets of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P.A.M. Transportation Services, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                              ARTHUR  ANDERSEN  LLP

Fayetteville,  Arkansas
  February  9,  2001





                              P.A.M. Transportation Services, Inc.

                                  Consolidated Balance Sheets
                            (thousands, except shares and par value)



                                                                   December 31,
                                                                2000         1999
                                                             -----------------------
Assets
Current assets:
  Cash and cash equivalents                                  $     485    $   3,557
  Accounts receivable:
    Trade                                                       23,291       22,890
    Other                                                          640        1,032
  Operating supplies and inventories                                71           60
  Prepaid expenses and deposits                                  3,426        4,408
  Deferred income taxes                                            401          378
  Income taxes refundable                                          628          113
                                                             -----------------------
Total current assets                                            28,942       32,438

Property and equipment:
  Land                                                           1,337        1,224
  Structures and improvements                                    3,158        3,021
  Revenue equipment                                            173,512      167,012
  Service vehicles                                                 583          667
  Office furniture and equipment                                 6,046        5,578
                                                             -----------------------
                                                               184,636      177,502
  Accumulated depreciation                                     (59,308)     (51,382)
                                                             -----------------------
                                                               125,328      126,120
Other assets:
  Excess of cost over net assets acquired, net of
   accumulated amortization (2000--$1,378; 1999--$973)           8,506        8,911
  Non-competition agreements, net of accumulated
   amortization (2000--$261; 1999--$131)                           131          261
  Other                                                          1,611        1,231
                                                             -----------------------
                                                                10,248       10,403
                                                             -----------------------
Total assets                                                 $ 164,518    $ 168,961
                                                             =======================


                                                                   December 31,
                                                                2000         1999
                                                             -----------------------
Liabilities and Shareholders' Equity
Current liabilities:
  Trade accounts payable                                     $  10,610    $  11,210
  Accrued expenses                                               8,074        7,674
  Current portion of long-term debt                             17,753       22,271
                                                             -----------------------
Total current liabilities                                       36,437       41,155


Long-term debt, less current portion                            42,073       55,617


Deferred income taxes                                           23,798       18,693


Non-competition agreements                                           -          131


Shareholders' equity:
 Common stock, $.01 par value:
  Authorized shares--20,000,000
  Issued and outstanding shares: 2000-8,469,657;
    1999-8,439,957                                                  85           84
  Additional paid-in capital                                    19,638       19,452
  Retained earnings                                             42,487       33,829
                                                             -----------------------
Total shareholders' equity                                      62,210       53,365
                                                             -----------------------
Total liabilities and shareholders' equity                   $ 164,518    $ 168,961
                                                             =======================

See accompanying notes.




                             P.A.M. Transportation Services, Inc.

                              Consolidated Statements of Income
                             (thousands, except per share data)

                                                                 Year ended December 31,
                                                               2000       1999       1998
                                                             -------------------------------
Operating revenues                                           $205,245   $207,381   $143,164
Operating expenses and costs:
 Salaries, wages and benefits                                  90,680     90,248     65,169
 Operating supplies and expenses                               37,728     35,246     26,511
 Rents and purchased transportation                            12,542     13,309      1,082
 Depreciation and amortization                                 18,806     18,392     14,003
 Operating taxes and licenses                                  11,140     11,334      8,388
 Insurance and claims                                           8,674      7,945      6,069
 Communications and utilities                                   2,234      2,365      1,583
 Other                                                          3,756      4,388      3,131
 (Gain) loss on sale or disposal of equipment                     285       (301)       168
                                                             -------------------------------
                                                              185,845    182,926    126,104
                                                             -------------------------------
Operating income                                               19,400     24,455     17,060

Interest expense                                               (5,048)    (5,650)    (3,829)
                                                             -------------------------------
Income before income taxes                                     14,352     18,805     13,231
Federal and state income taxes:
 Current                                                        1,056      2,107      1,323
 Deferred                                                       4,638      5,429      3,835
                                                             -------------------------------
                                                                5,694      7,536      5,158
                                                             -------------------------------
Net income                                                   $  8,658   $ 11,269   $  8,073
                                                             ===============================

Earnings per common share:
   Basic                                                     $   1.02   $   1.34   $    .97
                                                             ===============================
   Diluted                                                   $   1.02   $   1.33   $    .96
                                                             ===============================
Average common shares outstanding:
   Basic                                                        8,455      8,393      8,306
                                                             ===============================
   Diluted                                                      8,518      8,488      8,444
                                                             ===============================
See accompanying notes.

                                P.A.M. Transportation Services, Inc.

                          Consolidated Statements of Shareholders' Equity
                                           (thousands)

                                                         Additional
                                             Common        Paid-In       Retained
                                             Stock         Capital       Earnings       Total
------------------------------------------------------------------------------------------------
Balances at December 31, 1997               $      83      $ 18,592      $ 14,487      $ 33,162
 Net income                                         -             -         8,073         8,073
 Exercise of stock options-shares issued            -           175             -           175
 Tax benefits of stock options                      -            47             -            47
------------------------------------------------------------------------------------------------
Balances at December 31, 1998                      83        18,814        22,560        41,457
 Net income                                         -             -        11,269        11,269
 Exercise of stock options-shares issued            1           488             -           489
 Tax benefits of stock options                      -           150             -           150
------------------------------------------------------------------------------------------------
Balances at December 31, 1999                      84        19,452        33,829        53,365
 Net income                                         -             -         8,658         8,658
 Exercise of stock options-shares issued            1           186             -           187
------------------------------------------------------------------------------------------------
Balances at December 31, 2000               $      85      $ 19,638      $ 42,487      $ 62,210
================================================================================================

See accompanying notes.


                                 P.A.M. Transportation Services, Inc.

                                Consolidated Statements of Cash Flows
                                             (thousands)

                                                                   Year ended December 31,
                                                                2000        1999        1998
                                                             ----------------------------------
Net income                                                   $   8,658   $  11,269   $   8,073
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation and amortization                                18,806      18,392      14,003
   Non-competition agreement amortization                          131         427         440
   Provision for deferred income taxes                           4,638       5,429       3,835
   (Gain) loss on sale or disposal of equipment                    285        (301)        168
   Changes in operating assets and liabilities,
    net of acquisition:
    Accounts receivable                                           (242)      2,322      (2,261)
    Prepaid expenses and other assets                              592         563        (724)
    Income taxes refundable                                       (516)        (75)        377
    Trade accounts payable                                        (295)        920        (739)
    Accrued expenses                                               400         609         343
                                                             ----------------------------------
Net cash provided by operating activities                       32,457      39,555      23,515
                                                             ----------------------------------
Investing Activities
Purchases of property and equipment                            (30,732)    (51,480)    (46,119)
Proceeds from sale or disposal of equipment                     12,842      12,668       7,846
Lease payments received on direct financing lease                  231         670           -
Acquisition of business, net of cash acquired                        -      (9,642)          -
                                                             ----------------------------------
Net cash used in investing activities                          (17,659)    (47,784)    (38,273)
                                                             ----------------------------------
Financing Activities
Borrowings under line of credit                                196,472     199,508     173,227
Repayments under line of credit                               (191,295)   (195,559)   (178,449)
Borrowings of long-term debt                                     4,384      24,179      43,785
Repayments of long-term debt                                   (27,158)    (22,589)    (24,017)
Other                                                             (273)        284        (226)
                                                             ----------------------------------
Net cash provided by (used in) financing activities            (17,870)      5,823      14,320
                                                             ----------------------------------
Net decrease in cash and cash equivalents                       (3,072)     (2,406)       (438)
Cash and cash equivalents at beginning of year                   3,557       5,963       6,401
                                                             ----------------------------------
Cash and cash equivalents at end of year                     $     485   $   3,557   $   5,963
                                                             ==================================

See accompanying notes.

                      P.A.M. Transportation Services, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

1.  ACCOUNTING  POLICIES

DESCRIPTION  OF  BUSINESS  AND  CONSOLIDATION

P.A.M. Transportation Services, Inc. (the Company), through its subsidiaries, operates as a truckload motor carrier.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: P.A.M. Transport, Inc., P.A.M. Dedicated Services, Inc., Choctaw Express, Inc., Allen Freight Services, Inc., T.T.X., Inc., and Decker Transport Co., Inc. All significant intercompany accounts and transactions have been eliminated.

Majority ownership of the Company is held by an affiliate of another transportation company.

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

EXCESS  OF  COST  OVER  NET  ASSETS  ACQUIRED

The excess of cost over net assets acquired, or goodwill, is being amortized on a straight-line basis over 25 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. No reduction of goodwill was required in 2000, 1999, or 1998.

CLAIMS  LIABILITIES

With respect to cargo loss, physical damage and auto liability, the Company maintains adequate insurance coverage to protect it from certain business risks. These policies are with various carriers and have deductibles ranging from $0 to $2,500 per occurrence.


                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


1.  ACCOUNTING  POLICIES  (continued)

During 1998, the Company changed from being self-insured for workers' compensation coverage in Arkansas, Oklahoma, Mississippi and Florida with excess coverage maintained for claims exceeding $250,000, to being fully-insured for workers' compensation coverage in those states. The Company continues to be self-insured for workers' compensation coverage in Ohio with excess coverage maintained for claims exceeding $350,000. The Company has reserved for estimated losses to pay such claims as incurred as well as claims incurred but not reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers' compensation reserves. The Company contracts a third-party licensed associate of risk management and a certified Hazard Control Manager to develop its workers' compensation reserves using the Company's historical data of past injuries. Letters of credit in the amounts of $100,000, $200,000, $250,000, and $100,000 are held by a bank as security for workers' compensation claims in Arkansas, Oklahoma, Mississippi, and Florida, respectively, and letters of credit aggregating $704,500 are held by a bank for auto liability claims.

REVENUE  RECOGNITION  POLICY

The Company recognizes revenue based upon relative transit time in each reporting period with expenses recognized as incurred.

REPAIRS  AND  MAINTENANCE

Repairs  and  maintenance  costs  are  expensed  as  incurred.

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

            Asset Class                  Estimated Asset Life
            -----------                  --------------------
            Revenue Equipment                 3-7 years
            Service Vehicles                  3-5 years
            Office Furniture & Equipment      3-7 years
            Structures & Improvements         5-30 years


                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


1.  ACCOUNTING  POLICIES  (continued)

INCOME  TAXES

The Company applies the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). SFAS No. 109 requires recognition of deferred tax liabilities and assets for expected future consequences of events that have been included in a company's financial statements or tax return. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and the tax basis of assets and liabilities using enacted tax rates.

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

In 2000, 1999 and 1998, one customer accounted for 33%, 30% and 35% of revenues, respectively. A second customer accounted for 10%, 9% and 12% of revenues in 2000, 1999 and 1998, respectively. The Company's largest customer is an automobile manufacturer. The Company also provides transportation services to other manufacturers who are suppliers for automobile manufacturers including the Company's largest customer. As a result, concentration of the Company's business within the automobile industry is greater than the concentration in a single customer. Of the Company's revenues for 2000, 1999 and 1998, 50%, 46% and 53%, respectively, were derived from transportation services provided to the automobile manufacturing industry.

COMPENSATION  TO  EMPLOYEES

Stock based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for
Stock  Issued  to  Employees.


                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


1.  ACCOUNTING  POLICIES  (continued)

RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS No. 133), which was amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133 (SFAS No. 138). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 138 amends the accounting and reporting standards for certain derivative instruments and certain hedging activities, including the normal purchases and normal sales exception.

SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). The Company adopted SFAS No. 133 on January 1, 2001, however, as of December 31, 2000, the Company had no outstanding derivative instruments or embedded derivatives that were subject to the requirements of SFAS No. 133.

RECLASSIFICATIONS

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year presentation.

USE  OF  ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)



2.  ACCRUED  EXPENSES
                                                 December 31,
                                                 2000    1999
                                                --------------
                                                 (thousands)
Payroll                                         $1,266  $1,019
Accrued Vacation                                   784     793
Taxes                                            1,654   1,645
Interest                                           195     256
Driver escrows                                     818     925
Insurance                                        1,652   1,330
Current portion of non-competition agreements      131     131
Self-insurance claims reserves                   1,574   1,575
                                                --------------
                                                $8,074  $7,674
                                                ==============



3.  LONG-TERM  DEBT

Long-term  debt  consists  of  the  following:
                                                                 December 31,
                                                                2000     1999
                                                              ----------------
                                                                 (thousands)
Equipment financings (1)                                      $47,496  $69,728
Line of credit with a bank, due May 31, 2002 and
 collateralized by accounts receivable(2)                       4,127    3,949
Line of credit with a bank, due November 30, 2002 and
 collateralized by revenue equipment(3)                         5,000        -
Note payable (4)                                                2,602    3,348
Other financings (5)                                              601      863
                                                              ----------------
                                                               59,826   77,888
Less current maturities                                        17,753   22,271
                                                              ----------------
                                                              $42,073  $55,617
                                                              ================

(1) Equipment financings consist of installment obligations for revenue and service equipment purchases, payable in various monthly installments through 2004, at a weighted average interest rate of 6.75% and collateralized by equipment with a net book value of approximately $54.9 million at December 31, 2000.

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


3.  LONG-TERM  DEBT  (continued)

(2) The line of credit agreement with a bank provides for maximum borrowings of $15.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of LIBOR as of the first day of the month plus
1.40%. The Company was in compliance with all provisions of the agreement at December 31, 2000.

(3) The line of credit agreement with a bank provides for maximum borrowings of $15.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of LIBOR as of the first day of the month plus
1.15%. The Company was in compliance with all provisions of the agreement at December 31, 2000.

(4) 6.0% note to the former owner of Decker Transport Company, Inc., payable in monthly installments of $77,216 through January 2004 and secured by a letter of credit from a bank in the amount of $1,300,000.

(5) Various notes with interest rates ranging from 6.0% to 8.0% payable in monthly installments through December 2005.

Scheduled annual maturities on long-term debt outstanding at December 31, 2000 are:
                                                (thousands)
              2001                               $  17,753
              2002                                  27,744
              2003                                  10,724
              2004                                   3,562
              2005                                      43
                                                 ---------
                                                 $  59,826
                                                 =========
Interest payments of approximately $5.1 million, $5.5 million, and $3.8 million were made during 2000, 1999 and 1998, respectively.


                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


4.  INCOME  TAXES

Under SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                             December 31,
                                          2000         1999
                                        ---------------------
                                              (thousands)
Deferred tax liabilities:
  Property and equipment                $29,301       $25,107
  Prepaid expenses                        1,722         1,558
                                        ---------------------
Total deferred tax liabilities           31,023        26,665

Deferred tax assets:
  Alternative minimum tax credit          4,785         4,659
  Investment credit carryovers              355         1,096
  Allowance for doubtful accounts           249           249
  Vacation reserves                         297           278
  Self-insurance reserves                 1,225         1,105
  Non-competition agreement                 515           691
  Other                                     200           272
                                        ---------------------
Total deferred tax assets                 7,626         8,350
                                        ---------------------
Net deferred tax liabilities            $23,397       $18,315
                                        =====================

The reconciliation between the effective income tax rate and the statutory Federal income tax rate is presented in the following table:

                                                     Year Ended December 31,
                                                     2000     1999     1998
                                                   -------------------------
                                                          (thousands)
Income tax at the statutory Federal rate of 34%    $4,879   $6,394   $4,499
Nondeductible expenses                                311      330       60
State income taxes                                   (195)     (82)     (85)
Other                                                (336)    (255)    (329)
                                                   -------------------------
Federal income taxes                                4,659    6,387    4,145
State income taxes                                  1,035    1,149    1,013
                                                   -------------------------
Total income taxes                                 $5,694   $7,536   $5,158
                                                   =========================
Effective tax rate                                   39.7%    40.1%    39.0%
                                                   =========================

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


4.  INCOME  TAXES  (continued)

The  current  income  tax  provision  consists  of  the  following:

                                                    2000     1999     1998
                                                   -------------------------
                                                          (thousands)
Federal                                            $  656   $1,866   $1,073
State                                                 400      241      250
                                                   -------------------------
                                                   $1,056   $2,107   $1,323
                                                   =========================

As of December 31, 2000, the Company has investment tax credit carryovers of approximately $355,000, which begin expiring in 2001. The current taxes provided in 2000, 1999 and 1998 result from alternative minimum taxable income. The Company has alternative minimum tax credits of approximately $4.8 million at December 31, 2000, which carryover indefinitely.

Income taxes paid totaled approximately $1,100,000, $2,200,000 and $1,200,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

5.  SHAREHOLDERS'  EQUITY

The Company maintains an incentive stock option plan and a nonqualified stock option plan for the issuance of options to directors, officers, key employees and others. During 1998, the incentive stock option plan was amended to include an additional 400,000 shares available for future granting. The option price under these plans is the fair market value of the stock at the date the options were granted, ranging from $5.75 to $10.63 as of December 31, 2000. At December 31, 2000, approximately 630,000 shares were available for granting future options.

Outstanding incentive stock options at December 31, 2000, must be exercised within six years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at December 31, 2000 must be exercised within five to six years and certain nonqualified options may not be exercised within one year of the date of grant.


                  P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


5.  SHAREHOLDERS'  EQUITY  (continued)

Transactions  in  stock  options  under  these  plans are summarized as follows:

                                           Shares
                                           Under
                                           Option    Price Range
                                          -----------------------
Outstanding at December 31, 1997           342,850   $2.38-$7.38
  Granted                                   33,000   $9.25-$10.63
  Exercised                                (49,800)  $2.38-$5.75
                                          ------------------------
Outstanding at December 31, 1998           326,050   $2.38-$10.63
  Granted                                   55,000   $8.63-$10.25
  Exercised                               (115,000)  $2.38-$6.00
  Canceled                                  (1,050)  $2.38
                                          ------------------------
Outstanding at December 31, 1999           265,000   $5.75-$10.63
  Granted                                   10,000   $9.13
  Exercised                                (29,700)  $5.75-$6.75
  Canceled                                  (5,000)  $7.38-$9.13
                                          ------------------------
Outstanding at December 31, 2000           240,300   $5.75-$10.63
                                          ========================

Options exercisable at December 31, 2000   201,300
                                          =========

The following is a summary of stock options outstanding as of December 31, 2000:

                         Weighted
              Option     Average
  Options    Exercise    Remaining    Options
Outstanding   Price      Years      Exercisable
-----------------------------------------------
130,000      $ 5.75         .5          130,000
  3,000      $ 7.38        1.2            3,000
  5,000      $ 6.50        1.4            5,000
  6,300      $ 5.75        1.5            6,300
  2,000      $ 6.00        2.2            2,000
  3,000      $10.63        3.2            3,000
 30,000      $ 9.25        3.6           18,000
  8,000      $ 8.63        4.2            8,000
 45,000      $10.25        4.6           18,000
  8,000      $ 9.13        5.2            8,000
-----------------------------------------------
240,300                                 201,300
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

                                  2000       1999
                                 -----------------
                                     (thousands)
Net income:
 As reported                     $8,658    $11,269
 Pro forma                       $8,542    $11,076

Earnings per share as reported:
 Basic                           $1.02     $1.34
 Diluted                         $1.02     $1.33
Pro forma earnings per share:
 Basic                           $1.01     $1.32
 Diluted                         $1.00     $1.31


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

6.  EARNINGS  PER  SHARE

The Company applies Financial Accounting Standards Board Statement No. 128, Earnings Per Share, for computing and presenting earnings per share. Basic earnings per common share were computed by dividing the income by the weighted average number of shares outstanding during the period. Diluted earnings per share were calculated as follows:

                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


6.  EARNINGS  PER  SHARE  (continued)

                                                                     2000        1999        1998
                                                                   --------------------------------
                                                                  (thousands, except per share data)
Actual net income (A)                                              $ 8,658     $11,269      $8,073
                                                                   ================================

Assumed exercise of options and warrants                               209         262         317
Application of assumed proceeds ($1,375,
  $1,621 and $1,606, respectively)
  toward repurchase of stock at an average
  market price of $9.430, $9.719 and
  $8.958 per share, respectively.                                     (146)       (167)       (179)
                                                                   --------------------------------
Net additional shares issuable                                          63          95         138
                                                                   ================================
Adjustment of shares outstanding:
  Weighted average common shares outstanding                         8,455       8,393       8,306
  Net additional shares issuable                                        63          95         138
                                                                   --------------------------------
  Adjusted shares outstanding (B)                                    8,518       8,488       8,444
                                                                   ================================
Diluted earnings per common share - (A) divided by (B)             $  1.02      $ 1.33      $  .96
                                                                   ================================

7.  PROFIT  SHARING  PLAN

P.A.M. Transport, Inc. sponsors a profit sharing plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax deductible contributions to the plan. The plan provides for employer matching contributions of 50% of each participant's voluntary contribution up to 3% of the participant's compensation. Total contributions to the plan totaled approximately $255,000, $200,000 and $133,000 in 2000, 1999 and 1998,
respectively.

8.  LITIGATION

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


                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


9.  QUARTERLY  RESULTS  OF  OPERATIONS  (Unaudited)

The  tables  below  present  quarterly  financial information for 2000 and 1999:

                                                                  2000
                                                           Three Months Ended
                                       March 31         June 30       September 30      December 31
                                    ---------------------------------------------------------------
                                                   (thousands, except per share data)
Operating revenues                  $   54,147       $   53,034       $   47,100       $   50,964
Operating expenses                      49,253           46,965           43,749           45,878
                                    ---------------------------------------------------------------
Operating income                         4,894            6,069            3,351            5,086
Other expenses - net                     1,354            1,368            1,184            1,142
Income taxes                             1,412            1,881              823            1,578
                                    ---------------------------------------------------------------
Net income                          $    2,128       $    2,820       $    1,344       $    2,366
                                    ===============================================================
Net income per common share:
     Basic                          $      .25       $      .33       $      .16       $      .28
                                    ===============================================================
     Diluted                        $      .25       $      .33       $      .16       $      .28
                                    ===============================================================
Average common shares outstanding:
     Basic                               8,440            8,444            8,465            8,470
                                    ===============================================================
     Diluted                             8,515            8,515            8,525            8,520
                                    ===============================================================


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
                                    ===============================================================



                      P.A.M. Transportation Services, Inc.
             Notes to Consolidated Financial Statements (continued)


10.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

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

Lines of credit - The carrying amount for the line of credit approximates fair value.

The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows (in thousands):

                                   2000                   1999
----------------------------------------------------------------------
                           Carrying     Fair      Carrying     Fair
                            Amount      Value      Amount      Value
----------------------------------------------------------------------
Cash and cash equivalents  $   485     $   485    $ 3,557     $ 3,557
Long-term debt              50,699      50,305     73,939      73,705
Lines of credit              9,127       9,127      3,949       3,949
======================================================================

11.  ACQUISITION

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


11.  ACQUISITION  (continued)

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

                                    PART III

     Except as to information with respect to executive officers which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G (3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Shareholders to be held on May 31, 2001. The Company will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

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

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------------

(a)1.   Financial  Statements  and  Auditors'  Report.
        ----------------------------------------------

     The following financial statements and auditors' report have been filed as Item 8 in Part II of this report:

        Report of Independent Public Accountants

        Consolidated Balance Sheets - December 31, 2000 and 1999

        Consolidated Statements of Income - Years ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Shareholders' Equity - Years ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998

        Notes to Consolidated Financial Statements

(a)2.   Financial  Statement  Schedules.
        --------------------------------

     The following supporting financial statement schedule is filed with this report:

        II- Valuation  and Qualifying Accounts - Years  Ended December 31, 2000,
            1999 and 1998

     All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)3.   Exhibits.
        ---------

     The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Form S-1 Registration Statement under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986 ("1986 S-1"); (ii) the Annual Report on Form 10-K for the year ended December 31, 1987 ("1987 10-K"); (iii) the Annual Report on Form 10-K for the year ended December 31, 1992 ("1992 10-K"); (iv) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 ("6/30/94 10-Q"); (v) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 ("6/30/95 10-Q"); (vi) the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (9/30/96 10-Q); (vii) the Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 10-K"); or (viii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 ("6/30/98 10-Q").

Exhibit#                              Description  of  Exhibit
--------     -------------------------------------------------------------------
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

     No reports on Form 8-K were filed during the fourth quarter ended December 31, 2000.


SCHEDULE II


                                         P.A.M. TRANSPORTATION SERVICES, INC.
                                          VALUATION AND QUALIFYING ACCOUNTS

                                     Years Ended December 31, 2000, 1999 and 1998

                                                      ADDITIONS
                                                      ---------
                                                                   Charged to
                                         Balance at   Charged to     Other                    Balance
                                          Beginning   Costs and     Accounts    Deductions     at End
               Description                of Period    Expenses    (Describe)   (Describe)   of Period
               -----------               ----------   ----------   ----------   ----------   ---------
2000 - Allowance for doubtful accounts     $655,043           --      $ 1,389           --    $656,432
1999 - Allowance for doubtful accounts      579,333           --       75,710           --     655,043
1998 - Allowance for doubtful accounts      579,333           --           --           --     579,333


SIGNATURES
----------

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            P.A.M. TRANSPORTATION SERVICES, INC.


Dated: March 27, 2001         By:   /s/ Robert W. Weaver
                                   -----------------------------
                                   ROBERT W. WEAVER
                                   President and Chief Executive Officer
                                   (principal  executive  officer)

Dated: March 27, 2001         By:   /s/ Larry J. Goddard
                                   -----------------------------
                                   LARRY J. GODDARD
                                   Vice President - Finance, Chief Financial
                                   Officer, Secretary and Treasurer (principal
                                   financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                            P.A.M. TRANSPORTATION SERVICES, INC.


Dated: March 27, 2001         By:   /s/ Robert W. Weaver
                                   ----------------------------
                                   ROBERT W. WEAVER
                                   President and Chief Executive Officer,
                                   Director


Dated: March 27, 2001         By:   /s/ Matthew T. Moroun
                                   ----------------------------
                                   MATTHEW T. MOROUN, Director


Dated: March 27, 2001         By:   /s/ Daniel C. Sullivan
                                   ----------------------------
                                   DANIEL C. SULLIVAN, Director


Dated: March 27, 2001         By:   /s/ Charles F. Wilkins
                                   ----------------------------
                                   CHARLES F. WILKINS, Director


Dated: March 27, 2001         By:   /s/ Frederick P. Calderone
                                   ----------------------------
                                   FREDERICK P. CALDERONE, Director


EXHIBIT INDEX


Exhibit No.                      Description
------------          ----------------------------------
21.1                  Subsidiaries of the Registrant
23.1                  Consent of Arthur Anderson LLP