Form 10-Q
period 2001-03-31
PAM TRANSPORTATION SERVICES INC
filed 2001-05-15
CIK 798287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[  X  ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2001


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

Yes  [  X  ]          No  [  _  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                    Outstanding at May 2, 2001
         -----                                 -------------------------------
Common Stock, $.01 Par Value                               8,473,567

                        PART I - FINANCIAL INFORMATION

                        Item  1.  Financial Statements

                     P.A.M. TRANSPORTATION SERVICES, INC.
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                    March 31,    December 31,
                                                      2001           2000
                                                      ----           ----
                                                  (unaudited)       (note)
ASSETS
Current assets:
     Cash and cash equivalents                     $     584      $     485
     Receivables:
          Trade, net of allowance                     29,697         23,291
          Other                                          625            640
     Operating supplies and inventories                  149             71
     Deferred income taxes                               348            401
     Prepaid expenses and deposits                     6,627          3,426
     Income taxes refundable                             651            628
                                                   ---------      ---------
          Total current assets                        38,681         28,942

Property and equipment, at cost                      197,835        184,636
     Less:  accumulated depreciation                 (63,423)       (59,308)
                                                   ---------      ---------
          Net property and equipment                 134,412        125,328

Other assets:
     Excess of cost over net assets acquired           8,405          8,506
     Non compete agreement                                98            131
     Other                                             1,574          1,611
                                                   ---------      ---------
          Total other assets                          10,077         10,248
                                                   ---------      ---------
Total assets                                       $ 183,170      $ 164,518
                                                   =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt          $  19,702      $  17,753
     Trade accounts payable                           11,556         10,610
     Other current liabilities                         9,214          8,074
                                                   ---------      ---------
          Total current liabilities                   40,472         36,437

Long-term debt, less current portion                  53,104         42,073
Deferred income taxes                                 24,856         23,798
Shareholders' equity:
Common stock                                              85             85
Additional paid-in capital                            19,674         19,638
Accumulated other comprehensive income (loss)           (147)             -
Retained earnings                                     45,126         42,487
                                                   ---------      ---------
Total shareholders' equity                            64,738         62,210
                                                   ---------      ---------
Total liabilities and shareholders' equity        $  183,170      $ 164,518
                                                   =========      =========

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.



                   P.A.M. TRANSPORTATION SERVICES, INC.
                            AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)
                  (in thousands, except per share data)


                                                     Three Months Ended
                                                          March 31,
                                                    2001           2000
                                                    ----           ----
Operating revenues                               $  58,406      $  54,147

Operating expenses:
  Salaries, wages and benefits                      25,747         24,243
  Operating supplies                                10,761          9,835
  Rent/purchased transportation                      3,906          3,556
  Depreciation and amortization                      4,766          4,817
  Operating taxes and licenses                       2,924          2,956
  Insurance and claims                               2,435          2,290
  Communications and utilities                         533            587
  Other                                              1,764          1,015
  (Gain) loss on sale of equipment                      25            (46)
                                                 ---------      ---------
                                                    52,861         49,253
                                                 ---------      ---------
Operating income                                     5,545          4,894
Other income (expense)
  Interest expense                                  (1,147)        (1,354)
                                                 ---------      ---------

Income before income taxes                           4,398          3,540
                                                 ---------      ---------

Income taxes --current                                 551            136
             --deferred                              1,208          1,276
                                                 ---------      ---------
                                                     1,759          1,412
                                                 ---------      ---------

Net income                                       $   2,639      $   2,128
                                                 =========      =========
Net income per common share:
  Basic                                          $    0.31      $    0.25
                                                 =========      =========
  Diluted                                        $    0.31      $    0.25
                                                 =========      =========

Average common shares outstanding-Basic          8,473,567      8,440,298
                                                 =========      =========
Average common shares outstanding-Diluted        8,519,088      8,514,854
                                                 =========      =========

        See notes to condensed consolidated financial statements.


                       P.A.M. TRANSPORTATION SERVICES, INC.
                                 AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                                  (in thousands)

                                                                  Three months Ended
                                                                       March 31,
                                                                  2001          2000
                                                                  ----          ----
OPERATING ACTIVITIES
Net income                                                   $   2,639     $   2,128
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                               4,766         4,817
     Non compete agreement amortization                             33            33
     Provision for deferred income taxes                         1,208         1,276
     (Gain)/loss on retirement of property and equipment            25           (46)
     Changes in operating assets and liabilities:
          Accounts receivable                                   (6,459)       (4,312)
          Prepaid expenses and other current assets             (3,243)       (2,088)
          Accounts payable                                         702         2,554
          Accrued expenses                                       1,140         1,597
                                                             ---------     ---------
Net cash provided by operating activities                          811         5,959

INVESTING ACTIVITIES
Purchases of property and equipment                            (15,130)       (6,650)
Proceeds from sales of assets                                    1,356           200
Lease payments received on direct financing leases                  46            99
                                                             ---------     ---------
Net cash used in investing activities                          (13,728)       (6,351)

FINANCING ACTIVITIES
Borrowings under lines of credit                                74,809        46,975
Repayments under lines of credit                               (63,070)      (44,849)
Borrowings of long-term debt                                     7,112         4,204
Repayments of long-term debt                                    (5,871)       (4,845)
Proceeds from exercise of stock options                             36             7
                                                             ---------     ---------
Net cash provided by financing activities                       13,016         1,492
                                                             ---------     ---------
Net increase in cash and cash equivalents                           99         1,100

Cash and cash equivalents at beginning of period             $     485     $   3,557
                                                             ---------     ---------
Cash and cash equivalents at end of period                   $     584     $   4,657
                                                             =========     =========

          See  notes  to  condensed  consolidated  financial  statements.

                       P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001

NOTE  A:  BASIS  OF  PRESENTATION
---------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

NOTE  B:  NOTES  PAYABLE  AND  LONG-TERM  DEBT
----------------------------------------------
In the first three months of 2001, the Company's subsidiary, P.A.M. Transport, Inc., entered into installment obligations for the purchase of revenue equipment in the amount of approximately $4.5 million. These obligations are payable in 48 monthly installments at an interest rate of 7.43%.

NOTE  C:  DERIVATIVE FINANCIAL INSTRUMENTS
------------------------------------------
On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging
Activities," issued by the Financial Accounting Standards Board in 1998. Statement No. 133, as amended, establishes accounting and reporting standards requiring the recording of each derivative instrument in the balance sheet as either an asset or liability measured at fair value. Changes in the derivative instrument's fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. For hedges which meet the criteria, the derivative instrument's gains and losses, to the extent effective, may be recognized in accumulated other comprehensive income (loss) rather than current earnings.

The Company had no transition adjustment as a result of adopting SFAS 133 on January 1, 2001 as the Company's only derivative instrument was entered into during the first quarter 2001. Effective February 28, 2001 the Company entered into an interest rate swap agreement on a notional amount of $15,000,000. The pay fixed rate under the swap is 5.08%, while the receive floating rate is "1-month" LIBOR. This interest rate swap agreement terminates on March 2, 2006.

The Company designates this $15,000,000 interest rate swap as a cash flow hedge of its exposure to variability in future cash flow resulting from interest payments indexed to "1-month" LIBOR. Changes in future cash flow from the interest rate swap will offset changes in interest rate payments on the first $15,000,000 of the Company's current revolving credit facility or future "1-month" LIBOR based borrowings that reset on the second London Business Day prior to the start of the next interest period. The hedge locks the interest rate at 5.08% plus the pricing spread (currently 1.15%) for the notional amount.

This interest rate swap agreement meets the specific hedge accounting criteria. The effective portion of the cumulative gain or loss has been reported as a component of accumulated other comprehensive loss in shareholders' equity and will be reclassified into current earnings by March 2, 2006, the termination date for all current swap agreements. The Company records all derivatives at fair value as assets or liabilities in the condensed consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument. At March 31, 2001, the net deferred hedging loss in accumulated other comprehensive loss was approximately $147,000.

The measurement of hedge effectiveness is based upon a comparison of the floating-rate leg of the swap and the hedged floating-rate cash flows on the underlying liability. This method is based upon the premise that only the floating-rate component of the swap provides the cash flow hedge, and any changes in the swap's fair value attributable to the fixed-rate leg is not relevant to the variability of the hedged interest payments on the floating-rate liability. The calculation of ineffectiveness involves a comparison of the present value of the cumulative change in the expected future cash flows on the variable leg of the swap and the present value of the cumulative change in the expected future interest cash flows on the floating-rate liability.

                         PART I - FINANCIAL INFORMATION

           Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING INFORMATION
----------------------------
Certain information included in this Quarterly Report on Form 10-Q constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which are indicated by the use of words such as "expect", "intend", "estimate", "project" or similar expressions, may relate to future financial results and plans for future business activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, general economic conditions, competition, the price of fuel, the availability of drivers, and other uncertainties detailed in this report and detailed from time to time in other filings by the Company with the Securities and Exchange Commission.


THREE  MONTHS  ENDED  MARCH 31, 2001 VS. THREE  MONTHS  ENDED  MARCH  31,  2000
--------------------------------------------------------------------------------
For the quarter ended March 31, 2001, revenues increased 7.9% to $58.4 million as compared to $54.1 million for the quarter ended March 31, 2000. The main factor contributing to the increase was improved utilization of existing revenue equipment, resulting in a 10.3% increase in average revenue generated per tractor each work day from $564 in the first quarter of 2000 to $622 in the first quarter of 2001.

Salaries, wages and benefits decreased from 44.8% of revenues in the first quarter of 2000 to 44.1% of revenues in the first quarter of 2001. The decrease relates primarily to a decrease in the number of owner operators utilized in the Company's operations which were replaced with company drivers.

Other expenses increased from 1.9% of revenues in the first quarter of 2000 to 3.0% of revenues in the first quarter of 2001. The increase is due to an increase in the Company's allowance for doubtful accounts.

Depreciation and amortization decreased from 8.9% of revenues in the first quarter of 2000 to 8.2% of revenues in the first quarter of 2001. The main factor for the decrease was a decrease in the average number of tractors from 1,477 in the first quarter of 2000 to 1,468 in the first quarter of 2001 and increased utilization referenced above.

The Company's operating ratio decreased to 90.5% for the first quarter of 2001 as compared to 91.0% for the first quarter of 2000, as a result of the factors described above.

The Company's effective tax rate increased from 39.9% in the first quarter of 2000 to 40.0% in the first quarter of 2001, which, combined with increased revenues, resulted in an increase in the provision for income taxes from $136,000 for the first quarter of 2000 to $551,000 for the first quarter of 2001.

Net income increased to $2.6 million, or 4.5% of revenues, in the first quarter of 2001 from $2.1 million, or 3.9% of revenues in the first quarter of 2000, representing an increase in diluted net income per share to $.31 in the first quarter of 2001 from $.25 in the first quarter of 2000.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
During the first three months of 2001, the Company generated $.8 million in cash from operating activities. Investing activities used $13.7 million in cash in the first three months of 2001. Financing activities generated $13.0 million in the first three months of 2001 primarily from long-term borrowings.

The Company's principal subsidiary, P.A.M. Transport, Inc., maintains two $15.0 million lines of credit with separate financial institutions. These bank lines of credit are secured by accounts receivable or revenue equipment and are subject to borrowing limitations. Withdrawals from the lines of credit bear interest at LIBOR (as of the first day of the month) plus either 1.40% or 1.15%. Outstanding advances on the lines of credit were approximately $8.5 million and $15.0 million at March 31, 2001, including $2.7 million in letters of credit. The Company's combined borrowing limitation on the two lines of credit at March 31, 2001 was $6.5 million. These lines of credit are guaranteed by the Company and mature on May 31, 2002 and November 30, 2002.

In addition to cash flows from operations, the Company uses its existing line of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions, such as installment notes (generally three to five year terms at fixed rates), are typically entered into for the purchase of revenue equipment; however, the Company purchased additional revenue equipment during the first three months of 2001 at a cost of approximately $9.8 million using its existing line of credit. In addition, P.A.M. Transport, Inc. entered into installment obligations during the first three months of 2001 for the purchase of revenue equipment in the amount of approximately $4.5 million, payable in 48 monthly installments at an interest rate of 7.43%. During the remainder of 2001, the Company plans to replace approximately 291 tractors and to add approximately 75 trailers which would result in additional debt of approximately $13.1 million. Management expects that the Company's existing working capital and its available line of credit will be sufficient to meet the Company's capital commitments as of March 31, 2001, to repay indebtedness coming due in the current year, and to fund its operating needs during the remainder of fiscal 2001.

On November 22, 2000, P.A.M. Transport, Inc. ("the Company") entered into a $15,000,000 revolving credit facility with a maturity date of November 30, 2002. The purpose of the facility is to provide a means for financing working capital, capital expenditure and acquisition requirements. Through this facility the Company can elect to borrow at LIBOR rates, plus a pricing spread. Therefore, the Company's forecasted future cash flow is exposed to interest rate risk related to variability in LIBOR rates. Additionally, the Company anticipates it will continue to have interest rate exposure beyond the maturity of its current revolving credit facility. For this reason, the Company has hedged its exposure to the volatility in variable interest rates. However, the transactions entered will only serve to provide interest rate protection and create an interest rate neutral position by specifically matching notional amounts, maturity dates, and interest rate indices.

In February 2001 the Company entered into an interest rate swap effective February 28, 2001, on a notional amount of $15,000,000. The pay fixed rate under the swap is 5.08%, while the receive floating rate is "1-month" LIBOR. This interest rate swap agreement terminates on March 2, 2006. (See Note C).

                         PART II.     OTHER INFORMATION
                         ------------------------------

Item  3.    Quantitative  and  Qualitative  Disclosure  about  Market  Risk.
----------------------------------------------------------------------------

The Company is exposed to market risks from changes in interest rates. The Company's two lines of credit bear interest at a floating rate equal to LIBOR plus either 1.40% or 1.15%. Accordingly, changes in LIBOR, which is effected by changes in interest rates generally, will affect the interest rate on, and therefore the Company's costs under, the lines of credit. In an effort to manage the risks associated with changing interest rates the Company entered into an interest rate swap effective February 28, 2001, on a notional amount of $15,000,000. The pay fixed rate under the swap is 5.08%, while the receive floating rate is "1-month" LIBOR. This interest rate swap agreement terminates on March 2, 2006. (See Note C).

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



                         P.A.M.  TRANSPORTATION  SERVICES,  INC.




Dated:   May 14, 2001              By: /s/ Robert  W.  Weaver
                                   ---------------------------------
                                   Robert W. Weaver
                                   President and Chief Executive Officer
                                   (principal executive officer)


Dated:   May 14, 2001              By: /s/ Larry  J.  Goddard
                                   ---------------------------------
                                   Larry J. Goddard
                                   Vice President-Finance, Chief Financial
                                   Officer, Secretary and Treasurer
                                   (principal accounting and financial officer)