Form 10-Q
period 2001-06-30
PAM TRANSPORTATION SERVICES INC
filed 2001-08-14
CIK 798287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[  X  ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2001


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

Yes  [  X  ]          No  [  _  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                    Outstanding at August 3, 2001
         -----                                 -------------------------------
Common Stock, $.01 Par Value                               8,483,166

                        PART I - FINANCIAL INFORMATION

                        Item  1.  Financial Statements

                     P.A.M. TRANSPORTATION SERVICES, INC.
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                    June 30,      December 31,
                                                      2001           2000
                                                      ----           ----
                                                  (unaudited)       (note)
ASSETS
Current assets:
     Cash and cash equivalents                     $   1,072      $     485
     Receivables:
          Trade, net of allowance                     26,879         23,291
          Other                                          471            640
     Operating supplies and inventories                  245             71
     Deferred income taxes                               295            401
     Prepaid expenses and deposits                     5,111          3,426
     Income taxes refundable                             470            628
                                                   ---------      ---------
          Total current assets                        34,543         28,942

Property and equipment, at cost                      204,722        184,636
     Less:  accumulated depreciation                 (66,579)       (59,308)
                                                   ---------      ---------
          Net property and equipment                 138,143        125,328
Other assets:
     Excess of cost over net assets acquired           8,304          8,506
     Non compete agreement                                64            131
     Other                                             1,605          1,611
                                                   ---------      ---------
          Total other assets                           9,973         10,248
                                                   ---------      ---------
Total assets                                       $ 182,659      $ 164,518
                                                   =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt          $  17,944      $  17,753
     Trade accounts payable                           10,852         10,610
     Other current liabilities                         9,594          8,074
                                                   ---------      ---------
          Total current liabilities                   38,390         36,437

Long-term debt, less current portion                  50,059         42,073
Deferred income taxes                                 26,411         23,798
Shareholders' equity:
Common stock                                              85             85
Additional paid-in capital                            19,847         19,638
Accumulated other comprehensive income (loss)           (144)             -
Retained earnings                                     48,011         42,487
                                                   ---------      ---------
Total shareholders' equity                            67,799         62,210
                                                   ---------      ---------
Total liabilities and shareholders' equity        $  182,659      $ 164,518
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


                                        P.A.M. TRANSPORTATION SERVICES, INC.
                                                 AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (unaudited)
                                      (in thousands, except per share data)


                                                     Three Months Ended              Six Months Ended
                                                          June 30,                       June 30,
                                                    2001           2000            2001            2000
                                                    ----           ----            ----            ----
Operating revenues                               $  57,462      $  53,034     $  115,868       $ 107,181

Operating expenses:
  Salaries, wages and benefits                      25,116         22,807         50,863          47,050
  Operating supplies                                11,566          9,264         22,326          19,100
  Rent/purchased transportation                      2,512          3,374          6,419           6,931
  Depreciation and amortization                      5,084          4,806          9,850           9,623
  Operating taxes and licenses                       3,013          2,915          5,938           5,871
  Insurance and claims                               2,646          2,289          5,081           4,578
  Communications and utilities                         553            598          1,085           1,184
  Other                                                990            962          2,754           1,977
  (Gain) loss on sale of equipment                      22            (50)            46             (96)
                                                 ---------      ---------      ---------       ---------
                                                    51,502         46,965        104,362          96,218
                                                 ---------      ---------      ---------       ---------
Operating income                                     5,960          6,069         11,506          10,963
Other income (expense)
  Interest expense                                  (1,159)        (1,368)        (2,307)         (2,722)
                                                 ---------      ---------      ---------       ---------
                                                    (1,159)        (1,368)        (2,307)         (2,722)

Income before income taxes                           4,801          4,701          9,199           8,241

Income taxes --current                                 427            168            860             304
             --deferred                              1,489          1,713          2,815           2,989
                                                 ---------      ---------      ---------       ---------
                                                     1,916          1,881          3,675           3,293

Net income                                       $   2,885      $   2,820      $   5,524       $   4,948
                                                 =========      =========      =========       =========
Net income per common share:
  Basic                                          $    0.34      $    0.33      $    0.65       $    0.59
                                                 =========      =========      =========       =========
  Diluted                                        $    0.34      $    0.33      $    0.65       $    0.58
                                                 =========      =========      =========       =========

Average common shares outstanding-Basic          8,484,354      8,443,980      8,483,166       8,442,139
                                                 =========      =========      =========       =========
Average common shares outstanding-Diluted        8,526,256      8,514,654      8,526,536       8,514,788
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

                       P.A.M. TRANSPORTATION SERVICES, INC.
                                 AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                                  (in thousands)

                                                                   Six Months Ended
                                                                       June 30,
                                                                  2001          2000
                                                                  ----          ----
OPERATING ACTIVITIES
Net income                                                   $   5,524     $   4,948
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                               9,850         9,623
     Non compete agreement amortization                             66            65
     Provision for deferred income taxes                         2,815         2,989
     Loss /(gain) on retirement of property and equipment           46           (96)
     Changes in operating assets and liabilities:
          Accounts receivable                                   (3,502)         (877)
          Prepaid expenses and other current assets             (1,694)       (2,111)
          Accounts payable                                           2        (2,824)
          Accrued expenses                                       1,520         1,920
                                                             ---------     ---------
Net cash provided by operating activities                       14,627        13,637

INVESTING ACTIVITIES
Purchases of property and equipment                            (27,705)      (15,120)
Proceeds from sales of assets                                    5,196         4,162
Lease payments received on direct financing leases                  84           144
                                                             ---------     ---------
Net cash used in investing activities                          (22,425)      (10,814)

FINANCING ACTIVITIES
Borrowings under lines of credit                               148,124        94,901
Repayments under lines of credit                              (135,480)      (95,152)
Borrowings of long-term debt                                     7,112         4,204
Repayments of long-term debt                                   (11,579)       (9,881)
Proceeds from exercise of stock options                            208            30
                                                             ---------     ---------
Net cash provided by (used in) financing activities              8,385        (5,898)
                                                             ---------     ---------
Net increase (decrease) in cash and cash equivalents               587        (3,075)

Cash and cash equivalents at beginning of period             $     485     $   3,557
                                                             ---------     ---------
Cash and cash equivalents at end of period                   $   1,072     $     482
                                                             =========     =========

          See  notes  to  condensed  consolidated  financial  statements.

                       P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 2001

NOTE  A:  BASIS  OF  PRESENTATION
---------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

NOTE  B:  NOTES  PAYABLE  AND  LONG-TERM  DEBT
----------------------------------------------
In the first six months of 2001, the Company's subsidiary, P.A.M. Transport, Inc., entered into installment obligations for the purchase of revenue equipment in the amount of approximately $4.5 million. These obligations are payable in 48 monthly installments at an interest rate of 7.43%.

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

The Company had no transition adjustment as a result of adopting SFAS 133 on January 1, 2001 as the Company's only derivative instruments were entered into after January 1, 2001. Effective February 28, 2001 the Company entered into an interest rate swap agreement on a notional amount of $15,000,000. The pay fixed rate under the swap is 5.08%, while the receive floating rate is "1-month" LIBOR. This interest rate swap agreement terminates on March 2, 2006. Effective May 31, 2001 the Company entered into an interest rate swap agreement on a notional amount of $5,000,000. The pay fixed rate under the swap is 4.83%, while the receive floating rate is "1-month" LIBOR. This interest rate swap agreement terminates on June 2, 2006.

The Company designates both of these interest rate swaps as cash flow hedges of its exposure to variability in future cash flows resulting from interest payments indexed to "1-month" LIBOR. Changes in future cash flows from the interest rate swaps will offset changes in interest rate payments on the first $20,000,000 of the Company's current revolving credit facility or future "1-month" LIBOR based borrowings that reset on the second London Business Day prior to the start of the next interest period. The hedge locks the interest rate at 5.08% or 4.83% plus the pricing spread (currently 1.15%) for the notional amounts of $15,000,000 and $5,000,000, respectively.

These interest rate swap agreements meet the specific hedge accounting criteria. The effective portion of the cumulative gain or loss has been reported as a component of accumulated other comprehensive loss in shareholders' equity and will be reclassified into current earnings by June 2, 2006, the latest termination date for all current swap agreements. The Company records all derivatives at fair value as assets or liabilities in the condensed consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument. At June 30, 2001, the net deferred hedging loss in accumulated other comprehensive loss was approximately $144,000.

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


THREE  MONTHS  ENDED  JUNE 30, 2001 VS. THREE  MONTHS  ENDED  JUNE 30,  2000
--------------------------------------------------------------------------------
For the quarter ended June 30, 2001, revenues increased 8.4% to $57.5 million as compared to $53.0 million for the quarter ended June 30, 2000. The main factor contributing to the increase was an increase in the average number of tractors from 1,434 in the second quarter of 2000 to 1,554 in the second quarter of 2001.

Salaries, wages and benefits increased from 43.0% of revenues in the second quarter of 2000 to 43.7% of revenues in the second quarter of 2001. The increase relates to an increase in driver pay packages which did not become effective until after the second quarter of 2000.

Operating supplies and expenses increased from 17.5% of revenues in the second quarter of 2000 to 20.1% of revenues in the second quarter of 2001. The increase relates primarily to an increase in fuel costs of 2.4%, net of a fuel surcharge passed on to customers.

Rent and purchased transportation decreased from 6.4% of revenues in the second quarter of 2000 to 4.4% of revenues in the second quarter of 2001. The decrease relates primarily to a decrease in amounts paid to other transportation companies in the form of brokerage fees.

The Company's operating ratio increased to 89.6% for the second quarter of 2001 from 88.6% for the second quarter of 2000, as a result of the factors described above.

The Company's effective tax rate decreased from 40.0% in the second quarter of 2000 to 39.9% in the second quarter of 2001, which, combined with increased revenues, resulted in an increase in the provision for income taxes from $168,000 for the second quarter of 2000 to $427,000 for the second quarter of 2001.

Net income increased to $2.9 million, or 5.0% of revenues, in the second quarter of 2001 from $2.8 million, or 5.3% of revenues in the second quarter of 2000, representing an increase in diluted net income per share to $.34 in the second quarter of 2001 from $.33 in the second quarter of 2000.


SIX  MONTHS  ENDED  JUNE 30, 2001  VS.  SIX  MONTHS  ENDED  JUNE  30,  2000
--------------------------------------------------------------------------------
For the six months ended June 30, 2001, revenues increased 8.1% to $115.9 million as compared to $107.2 million for the six months ended June 30, 2000. The increase was due to improved utilization of existing revenue equipment and an increase in the average number of tractors from 1,456 for the first six months of 2000 to 1,511 in the first six months of 2001. Improved utilization of existing revenue equipment resulted in a 5.0% increase in average revenue generated per tractor each work day from $571 in the first six months of 2000 to $599 in the first six months 2001.

Operating supplies and expenses increased from 17.8% of revenues in the first six months of 2000 to 19.2% of revenues in the first six months of 2001. The increase relates primarily to an increase in fuel costs of .8%, net of a fuel surcharge passed on to customers.

Other expenses increased from 1.8% of revenues in the first six months of 2000 to 2.4% of revenues in the first six months of 2001. The increase is due to an increase in the Company's allowance for doubtful accounts.

Depreciation and amortization decreased from 9.0% of revenues in the first six months of 2000 to 8.5% of revenues in the first six months of 2001. The primary reason for the decrease was increased utilization of existing revenue equipment.

The Company's operating ratio increased to 90.1% for the first six months of 2001 from 89.8% for the first six months of 2000, as a result of the factors described above.

The Company's effective tax rate decreased from 40.0% in the first six months of 2000 to 39.9% in the first six months of 2001, which, combined with increased revenues, resulted in an increase in the provision for income taxes from $304,000 for the first six months of 2000 to $860,000 for the first six months of 2001.

Net income increased to $5.5 million, or 4.8% of revenues, in the first six months of 2001 from $4.9 million, or 4.6% of revenues in the first six months of 2000, representing an increase in diluted net income per share to $.65 in the first six months of 2001 from $.58 in the first six months of 2000.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
During the first six months of 2001, the Company generated $14.6 million in cash from operating activities. Investing activities used $22.4 million in cash in the first six months of 2001. Financing activities generated $8.4 million in the first six months of 2001, primarily from long-term borrowings.

The Company's principal subsidiary, P.A.M. Transport, Inc., maintains two $20.0 million lines of credit with separate financial institutions. These bank lines of credit are secured by accounts receivable or revenue equipment and are subject to borrowing limitations. Withdrawals from the lines of credit bear interest at LIBOR (as of the first day of the month) plus either 1.40% or 1.15%. Outstanding advances on the lines of credit were approximately $4.5 million and $20.0 million at June 30, 2001, including $2.7 million in letters of credit. The Company's combined borrowing limitation on the two lines of credit at June 30, 2001 was $15.5 million. These lines of credit are guaranteed by the Company and mature on May 31, 2002 and November 30, 2002.

In addition to cash flows from operations, the Company uses its existing lines of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions, such as installment notes (generally three to five year terms at fixed rates), are typically entered into for the purchase of revenue equipment; however, the Company purchased additional revenue equipment during the first six months of 2001 at a cost of approximately $20.2 million using its existing line of credit. In addition, P.A.M. Transport, Inc. entered into installment obligations during the first six months of 2001 for the purchase of revenue equipment in the amount of approximately $4.5 million, payable in 48 monthly installments at an interest rate of 7.43%. During the remainder of 2001, the Company plans to replace approximately 140 tractors and to add approximately 200 trailers which would result in additional debt of approximately $9.1 million. Management expects that the Company's existing working capital and its available line of credit will be sufficient to meet the Company's capital commitments as of June 30, 2001, to repay indebtedness coming due in the current year, and to fund its operating needs during the remainder of fiscal 2001.

On November 22, 2000, P.A.M. Transport, Inc. entered into a $15,000,000 revolving credit facility with a maturity date of November 30, 2002. This revolving credit facility was increased to $20,000,000 on May 31, 2001. The purpose of the facility is to provide a means for financing working capital, capital expenditure and acquisition requirements. Through this facility the Company can elect to borrow at LIBOR rates, plus a pricing spread. Therefore, the Company's forecasted future cash flow is exposed to interest rate risk related to variability in LIBOR rates with respect to amounts outstanding under the facility. Additionally, the Company anticipates it will continue to have interest rate exposure beyond the maturity of its current revolving credit facility and has therefore hedged its exposure to the volatility in variable interest rates. However, the hedging transactions will only serve to provide interest rate protection and create an interest rate neutral position by specifically matching notional amounts, maturity dates, and interest rate indices.

During February 2001 and May 2001 the Company entered into separate interest rate swap agreements on notional amounts of $15,000,000 and $5,000,000, respectively. The pay fixed rate under the swaps are 5.08% and 4.83%, respectively, while the receive floating rate is "1-month" LIBOR. The $15,000,000 swap agreement terminates on March 2, 2006 while the $5,000,000 swap agreement terminates on June 2, 2006. For additional information with respect to the interest rate swap agreements, see Note C to the condensed consolidated financial statements.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------
In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," and announced the approval for issuance of SFAS No. 143, "Accounting for Asset Retirement Obligations."

SFAS No. 141 requires all business combinations completed after June 30, 2001, to be accounted for under the purchase method. This standard also establishes for all business combinations made after June 30, 2001, specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 141 also requires that the excess of the fair value of acquired assets over cost (negative goodwill) be recognized immediately as an extraordinary gain, rather than deferred and amortized. The Company will account for all future business combinations under SFAS No. 141.

SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. Goodwill and other intangibles that have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. The Company will adopt this statement effective January 1, 2002. At that time, amortization of existing goodwill will cease on the unamortized portion of goodwill associated with acquisitions. This will have a favorable annual impact of approximately $110,000, net of tax, beginning in 2002. Goodwill existing at June 30, 2001, will continue to be amortized through the end of fiscal 2001. SFAS No. 142 also requires a new methodology for the testing of impairment of goodwill and other intangibles that have indefinite lives. During 2002, the Company will begin testing goodwill for impairment under the new rules, applying a fair-value-based test. At this time, the Company has not yet determined what impact, if any, the change in the required approach to impairment testing will have on either its financial position or results of operations.

SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: (i) the timing of liability recognition; (ii) initial measurement of the liability; (iii) allocation of asset retirement cost to expense; (iv) subsequent measurement of the liability; and (v) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. This standard becomes effective for fiscal years beginning after June 15, 2002. The Company will adopt the Statement effective January 1, 2003. At this time, the Company has not yet determined what impact, if any, the adoption of this Statement will have on either its financial position or results of operations.


Item  3.    Quantitative  and  Qualitative  Disclosure  about  Market  Risk.
----------------------------------------------------------------------------

The Company is exposed to market risks from changes in interest rates. The Company's two lines of credit bear interest at a floating rate equal to LIBOR plus either 1.40% or 1.15%. Accordingly, changes in LIBOR, which is effected by changes in interest rates generally, will affect the interest rate on, and therefore the Company's costs under, the lines of credit. In an effort to manage the risks associated with changing interest rates the Company entered into interest rate swaps effective February 28, 2001 and May 31, 2001, on notional amounts of $15,000,000 and $5,000,000, respectively. The pay fixed rate under the $15,000,000 and $5,000,000 swap agreements are 5.08% and 4.83%, respectively. The receive floating rate for both swap agreements is "1-month" LIBOR. These interest rate swap agreements terminate on March 2, 2006 and June 2, 2006, respectively. For additional information with respect to the interest rate swap agreements, see Note C to the condensed consolidated financial statements.

The Company may temporarily invest excess cash in money market funds. Changes in interest rates would not significantly affect the fair value of these cash investments.

                         PART II.     OTHER INFORMATION
                         ------------------------------

Item  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders.
------------------------------------------------------------------------
The 2001 Annual Meeting of Stockholders of the Company was held on May 31, 2001. At the meeting, the following persons were elected as directors to serve for a term of one year and until their successors are elected and qualified:
Robert W. Weaver, Daniel C. Sullivan, Matthew T. Moroun, Charles F. Wilkins and Fredrick P. Calderone.

The results of voting with respect to the election of directors were as follows:

                                   Votes         Votes
                                    FOR         WITHHELD
                                    ---         --------
         Robert W. Weaver        8,418,001       11,900
         Daniel C. Sullivan      8,420,501       11,900
         Charles F. Wilkins      8,420,501       11,900
         Matthew T. Moroun       8,420,501       11,900
         Fredrick P. Calderone   8,420,501       11,900


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



                         P.A.M.  TRANSPORTATION  SERVICES,  INC.




Dated:   August 13, 2001           By: /s/ Robert  W.  Weaver
                                   ---------------------------------
                                   Robert W. Weaver
                                   President and Chief Executive Officer
                                   (principal executive officer)


Dated:   August 13, 2001           By: /s/ Larry  J.  Goddard
                                   ---------------------------------
                                   Larry J. Goddard
                                   Vice President-Finance, Chief Financial
                                   Officer, Secretary and Treasurer
                                   (principal accounting and financial officer)