Form 10-Q
period 2001-09-30
PAM TRANSPORTATION SERVICES INC
filed 2001-11-14
CIK 798287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[  X  ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 2001


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

Yes  [  X  ]          No  [  _  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                 Outstanding at November 1, 2001
         -----                                 -------------------------------
Common Stock, $.01 Par Value                               8,524,546

                        PART I - FINANCIAL INFORMATION

                        Item  1.  Financial Statements

                     P.A.M. TRANSPORTATION SERVICES, INC.
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                  September 30,   December 31,
                                                      2001           2000
                                                      ----           ----
                                                  (unaudited)       (note)
ASSETS
Current assets:
     Cash and cash equivalents                     $   1,354      $     485
     Receivables:
          Trade, net of allowance                     28,032         23,291
          Other                                          572            640
     Operating supplies and inventories                  245             71
     Deferred income taxes                               581            401
     Prepaid expenses and deposits                     4,417          3,426
     Income taxes refundable                             173            628
                                                   ---------      ---------
          Total current assets                        35,374         28,942

Property and equipment, at cost                      208,115        184,636
     Less:  accumulated depreciation                 (66,954)       (59,308)
                                                   ---------      ---------
          Net property and equipment                 141,161        125,328
Other assets:
     Excess of cost over net assets acquired           8,203          8,506
     Non compete agreement                                31            131
     Other                                             1,748          1,611
                                                   ---------      ---------
          Total other assets                           9,982         10,248
                                                   ---------      ---------
Total assets                                       $ 186,517      $ 164,518
                                                   =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt          $  15,550      $  17,753
     Trade accounts payable                           12,662         10,610
     Other current liabilities                         9,430          8,074
                                                   ---------      ---------
          Total current liabilities                   37,642         36,437

Long-term debt, less current portion                  51,497         42,073
Deferred income taxes                                 27,429         23,798
Shareholders' equity:
Common stock                                              86             85
Additional paid-in capital                            20,421         19,638
Accumulated other comprehensive income (loss)           (571)             -
Retained earnings                                     50,013         42,487
                                                   ---------      ---------
Total shareholders' equity                            69,949         62,210
                                                   ---------      ---------
Total liabilities and shareholders' equity        $  186,517      $ 164,518
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


                                        P.A.M. TRANSPORTATION SERVICES, INC.
                                                 AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (unaudited)
                                      (in thousands, except per share data)


                                                     Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                    2001           2000            2001            2000
                                                    ----           ----            ----            ----
Operating revenues                               $  53,662      $  47,100     $  169,530       $ 154,282

Operating expenses:
  Salaries, wages and benefits                      24,097         21,137         74,960          68,187
  Operating supplies                                10,990          9,228         33,317          28,327
  Rent/purchased transportation                      2,015          2,498          8,434           9,429
  Depreciation and amortization                      5,139          4,629         14,989          14,253
  Operating taxes and licenses                       2,940          2,453          8,878           8,324
  Insurance and claims                               2,407          2,032          7,489           6,610
  Communications and utilities                         567            500          1,662           1,685
  Other                                                892            874          3,634           2,851
  (Gain) loss on sale of equipment                     145            398            191             302
                                                 ---------      ---------      ---------       ---------
                                                    49,192         43,749        153,554         139,968
                                                 ---------      ---------      ---------       ---------
Operating income                                     4,470          3,351         15,976          14,314
Other income (expense)
  Interest expense                                  (1,148)        (1,184)        (3,455)         (3,906)
                                                 ---------      ---------      ---------       ---------
                                                    (1,148)        (1,184)        (3,455)         (3,906)

Income before income taxes                           3,322          2,167         12,521          10,408

Income taxes --current                                  35            618            895             923
             --deferred                              1,285            205          4,100           3,193
                                                 ---------      ---------      ---------       ---------
                                                     1,320            823          4,995           4,116

Net income                                       $   2,002      $   1,344      $   7,526       $   6,292
                                                 =========      =========      =========       =========
Net income per common share:
  Basic                                          $    0.23      $    0.16      $    0.88       $    0.74
                                                 =========      =========      =========       =========
  Diluted                                        $    0.23      $    0.16      $    0.88       $    0.74
                                                 =========      =========      =========       =========

Average common shares outstanding-Basic          8,525,334      8,465,309      8,524,546       8,449,861
                                                 =========      =========      =========       =========
Average common shares outstanding-Diluted        8,537,286      8,525,269      8,559,263       8,518,227
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

                       P.A.M. TRANSPORTATION SERVICES, INC.
                                 AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                                  (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                  2001          2000
                                                                  ----          ----
OPERATING ACTIVITIES
Net income                                                   $   7,526     $   6,292
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                              14,989        14,253
     Non compete agreement amortization                             99            98
     Provision for deferred income taxes                         4,100         3,193
     Loss /(gain) on retirement of property and equipment          191           302
     Changes in operating assets and liabilities:
          Accounts receivable                                   (4,804)       (1,392)
          Prepaid expenses and other current assets               (847)       (1,467)
          Accounts payable                                         830         3,697
          Accrued expenses                                       1,356         1,422
                                                             ---------     ---------
Net cash provided by operating activities                       23,440        26,398

INVESTING ACTIVITIES
Purchases of property and equipment                            (39,940)      (24,354)
Proceeds from sales of assets                                    9,230        11,467
Lease payments received on direct financing leases                 133           192
                                                             ---------     ---------
Net cash used in investing activities                          (30,577)      (12,695)

FINANCING ACTIVITIES
Borrowings under lines of credit                               211,506       141,199
Repayments under lines of credit                              (194,417)     (139,999)
Borrowings of long-term debt                                     7,112         4,204
Repayments of long-term debt                                   (16,979)      (22,538)
Proceeds from exercise of stock options                            784           186
                                                             ---------     ---------
Net cash provided by (used in) financing activities              8,006       (16,948)
                                                             ---------     ---------
Net increase (decrease) in cash and cash equivalents               869        (3,245)

Cash and cash equivalents at beginning of period             $     485     $   3,557
                                                             ---------     ---------
Cash and cash equivalents at end of period                   $   1,354     $     312
                                                             =========     =========

          See  notes  to  condensed  consolidated  financial  statements.

                       P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001

NOTE  A:  BASIS  OF  PRESENTATION
---------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

NOTE  B:  NOTES  PAYABLE  AND  LONG-TERM  DEBT
----------------------------------------------
In the first nine months of 2001, the Company's subsidiary, P.A.M. Transport, Inc., entered into installment obligations for the purchase of revenue equipment in the amount of approximately $4.5 million. These obligations are payable in 48 monthly installments at an interest rate of 7.43%.

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

These interest rate swap agreements meet the specific hedge accounting criteria. The effective portion of the cumulative gain or loss has been reported as a component of accumulated other comprehensive loss in shareholders' equity and will be reclassified into current earnings by June 2, 2006, the latest termination date for all current swap agreements. The Company records all derivatives at fair value as assets or liabilities in the condensed consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument. At September 30, 2001, the net deferred hedging loss in accumulated other comprehensive loss was approximately $571,000.

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

                         PART I - FINANCIAL INFORMATION

           Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING INFORMATION
----------------------------
Certain information included in this Quarterly Report on Form 10-Q constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which are indicated by the use of words such as "expect", "intend", "estimate", "project" or similar expressions, may relate to future financial results and plans for future business activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, general economic conditions, competition, the price of fuel, the availability of drivers, economic and other disruptions and uncertainties resulting from the terrorist attacks in New York City and Washington, D.C. on September 11, 2001 and a continuing war on terrorism, including military action, new terrorist attacks, actual or threatened, regulatory action which may increase operating expenses, and related political events as well as other uncertainties detailed in this report and detailed from time to time in other filings by the Company with the Securities and Exchange Commission.

THREE  MONTHS ENDED SEPTEMBER 30, 2001 VS. THREE MONTHS ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------
For the quarter ended September 30, 2001, revenues increased 13.9% to $53.7 million as compared to $47.1 million for the quarter ended September 30, 2000. The main factor contributing to the increase was an increase in the average number of tractors from 1,379 in the third quarter of 2000 to 1,554 in the third quarter of 2001.

Operating supplies and expenses increased from 19.6% of revenues in the third quarter of 2000 to 20.5% of revenues in the third quarter of 2001. The increase relates to increased equipment repair costs and increased net fuel costs due to a reduction of fuel surcharges passed to customers.

Rent and purchased transportation decreased from 5.3% of revenues in the third quarter of 2000 to 3.8% of revenues in the third quarter of 2001. The decrease relates primarily to a decrease in amounts paid to other transportation companies in the form of brokerage fees.

The Company's operating ratio decreased to 91.7% for the third quarter of 2001 from 92.9% for the third quarter of 2000, as a result of the factors described above.

The Company's effective tax rate increased from 38.0% in the third quarter of 2000 to 39.9% in the third quarter of 2001, which, combined with increased revenues, resulted in an increase in the provision for income taxes from $823,520 for the third quarter of 2000 to $1,320,549 for the third quarter of 2001.

Net income increased to $2.0 million, or 3.7% of revenues, in the third quarter of 2001 from $1.3 million, or 2.9% of revenues in the third quarter of 2000, representing an increase in diluted net income per share to $.23 in the third quarter of 2001 from $.16 in the third quarter of 2000.


NINE  MONTHS ENDED SEPTEMBER 30, 2001  VS.  NINE MONTHS ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------
For the nine months ended September 30, 2001, revenues increased 9.9% to $169.5 million as compared to $154.3 million for the nine months ended September 30, 2000. The increase was due to improved utilization of existing revenue equipment and an increase in the average number of tractors from 1,418 in the first nine months of 2000 to 1,540 in the first nine months of 2001. Improved utilization of existing revenue equipment resulted in a 2.8% increase in average revenue generated per tractor each work day from $577 in the first nine months of 2000 to $593 in the first nine months of 2001.

Operating supplies and expenses increased from 18.4% of revenues in the first nine months of 2000 to 19.7% of revenues in the first nine months of 2001. The increase relates to increased equipment repair costs and to an increase in fuel costs of .6%, net of fuel surcharges passed on to customers.

Rent and purchased transportation decreased from 6.1% of revenues in the first nine months of 2000 to 5.0% of revenues in the first nine months of 2001. The decrease relates primarily to a decrease in amounts paid to other transportation companies in the form of brokerage fees.

Other expenses increased from 1.8% of revenues in the first nine months of 2000 to 2.1% of revenues in the first nine months of 2001. The increase is due to an increase in the Company's allowance for doubtful accounts.

Depreciation and amortization decreased from 9.2% of revenues in the first nine months of 2000 to 8.8% of revenues in the first nine months of 2001. The primary reason for the decrease was increased utilization of existing revenue equipment.

The Company's operating ratio decreased to 90.6% for the first nine months of 2001 from 90.7% for the first nine months of 2000, as a result of the factors described above.

The Company's effective tax rate increased from 39.5% in the first nine months of 2000 to 39.9% in the first nine months of 2001, which, combined with increased revenues, resulted in an increase in the provision for income taxes from $4,116,334 for the first nine months of 2000 to $4,995,238 for the first nine months of 2001.

Net income increased to $7.5 million, or 4.4% of revenues, in the first nine months of 2001 from $6.3 million, or 4.1% of revenues in the first nine months of 2000, representing an increase in diluted net income per share to $.88 in the first nine months of 2001 from $.74 in the first nine months of 2000.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
During the first nine months of 2001, the Company generated $23.4 million in cash from operating activities. Investing activities used $30.6 million in cash in the first nine months of 2001. Financing activities generated $8.0 million in the first nine months of 2001, primarily from long-term borrowings.

The Company's principal subsidiary, P.A.M. Transport, Inc., maintains two $20.0 million lines of credit with separate financial institutions. These bank lines of credit are secured by accounts receivable or revenue equipment and are subject to borrowing limitations. Withdrawals from the lines of credit bear interest at LIBOR (as of the first day of the month) plus either 1.40% or 1.15%. Outstanding advances on the lines of credit were approximately $8.9 million and $20.0 million at September 30, 2001, including $2.7 million in letters of credit. The Company's combined borrowing limitation on the two lines of credit at September 30, 2001 was $11.1 million. These lines of credit are guaranteed by the Company and mature on May 31, 2002 and November 30, 2002.

In addition to cash flows from operations, the Company uses its existing lines of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions, such as installment notes (generally three to five year terms at fixed rates), are typically entered into for the purchase of revenue equipment; however, the Company purchased additional revenue equipment during the first nine months of 2001 at a cost of approximately $32.1 million using its existing line of credit. In addition, P.A.M. Transport, Inc. entered into installment obligations during the first nine months of 2001 for the purchase of revenue equipment in the amount of approximately $4.5 million, payable in 48 monthly installments at an interest rate of 7.43%. During the remainder of 2001, the Company plans to replace approximately 60 tractors which would result in additional debt of approximately $2.4 million. Management expects that the Company's existing working capital and its available line of credit will be sufficient to meet the Company's expected capital commitments to repay indebtedness, and to fund its operating needs for the next 12 months.

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

SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. Goodwill and other intangibles that have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. The Company will adopt this statement effective January 1, 2002. At that time, amortization of existing goodwill will cease on the unamortized portion of goodwill associated with acquisitions. This will have a favorable annual impact of approximately $110,000, net of tax, beginning in 2002. Goodwill existing at September 30, 2001, will continue to be amortized through the end of fiscal 2001. SFAS No. 142 also requires a new methodology for the testing of impairment of goodwill and other intangibles that have indefinite lives. During 2002, the Company will begin testing goodwill for impairment under the new rules, applying a fair-value-based test. At this time, the Company has not yet determined what impact, if any, the change in the required approach to impairment testing will have on either its financial position or results of operations.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. This Statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. At present, the Company is currently assessing but has not yet determined the complete impact, if any, that the adoption of SFAS No. 144 will have on its financial position and results of operations.


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



                         P.A.M.  TRANSPORTATION  SERVICES,  INC.




Dated:   November 12, 2001         By: /s/ Robert  W.  Weaver
                                   ---------------------------------
                                   Robert W. Weaver
                                   President and Chief Executive Officer
                                   (principal executive officer)


Dated:   November 12, 2001         By: /s/ Larry  J.  Goddard
                                   ---------------------------------
                                   Larry J. Goddard
                                   Vice President-Finance, Chief Financial
                                   Officer, Secretary and Treasurer
                                   (principal accounting and financial officer)