Form 10-K
period 2001-12-31
PAM TRANSPORTATION SERVICES INC
filed 2002-03-01
CIK 798287

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

               For the Fiscal Year Ended December 31, 2001

                                   or

[_]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

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

                        Yes X          No___
                            --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on February 15, 2002 was $44,580,135. Solely for the purposes of this response, executive officers, directors and beneficial owners of more than five percent of the registrant's common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the issuer's common stock, as of February 15, 2002: 8,626,957 shares of $.01 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2002 are incorporated by reference in answer to
Part III of this report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in
Part I, Item 1.

        This Report contains forward-looking statements, including statements about our operating and growth strategies, our expected financial position and operating results, industry trends, our capital expenditure and financing plans and similar matters. Such forward-looking statements are found under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," "Business -Operations," "Business - Industry" and "Business - Revenue Equipment." In those and other portions of this Report, the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "project" and similar expressions, as they relate to us, our management, and our industry are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions about P.A.M. that may cause actual results to differ from these forward-looking statements are described under the headings "Business - Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement.

        We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus might not transpire.

        Unless the context otherwise requires, all references in this Annual Report on Form 10-K to "P.A.M.," the "company," "we," "our," or "us" mean P.A.M. Transportation Services, Inc. and its subsidiaries.


                                     PART I

Item 1.  Business.
------------------

        We are a truckload dry van carrier transporting general commodities throughout the continental United States, as well as in the Canadian provinces of Ontario and Quebec. We also provide transportation services in Mexico under agreements with Mexican carriers. Our freight consists primarily of automotive parts, consumer goods, such as general retail store merchandise, and manufactured goods, such as heating and air conditioning units.

        P.A.M. Transportation Services, Inc. is a holding company organized under the laws of the State of Delaware in June 1986 which currently conducts operations through the following wholly owned subsidiaries: P.A.M. Transport, Inc. ("P.A.M. Transport"), P.A.M. Special Services, Inc., T.T.X., Inc., P.A.M. Dedicated Services, Inc., P.A.M. Logistics Services, Inc., Choctaw Express, Inc., Choctaw Brokerage, Inc., Allen Freight Services, Inc. and Decker Transport Co., Inc. Our operating authorities are held by P.A.M. Transport, P.A.M. Dedicated

Services, Inc., Choctaw Express, Inc., Choctaw Brokerage, Inc., Allen Freight Services, Inc., T.T.X., Inc. and Decker Transport Co., Inc.

        We are headquartered and maintain our primary terminal and maintenance facilities and our corporate and administrative offices in Tontitown, Arkansas, which is located in northwest Arkansas, a major center for the trucking industry and where the support services (including warranty repair services) for most major tractor and trailer equipment manufacturers are readily available.

Operations

        Our business strategy focuses on the following elements:

        Maintaining Dedicated Fleets and High Density Lanes. We strive to maximize utilization and increase revenue per tractor while minimizing our time and empty miles between loads. In this regard, we seek to provide dedicated equipment to our customers where possible and to concentrate our equipment in defined regions and disciplined traffic lanes. During 2001, approximately 61% of our operating revenues were generated through dedicated equipment and we maintained an empty mile factor of 5.5%. Dedicated fleets and high density lanes enable us to:

  .      maintain consistent equipment capacity;

  . provide a high level of service to our customers, including time-sensitive delivery schedules;

  .      attract and retain drivers; and

  .      maintain a sound safety record as drivers travel familiar routes.

        Providing Superior and Flexible Customer Service. Our wide range of services includes dedicated fleet services, just-in-time delivery, two-man driving teams, cross-docking and consolidation programs, specialized trailers, and Internet-based customer access to delivery status. These services, combined with a decentralized regional operating strategy, allow us to quickly and reliably respond to the diverse needs of our customers, and provide an advantage in securing new business. We also maintain ISO 9002 certification, which is required by many of our larger customers to ensure that their truckload carriers operate in accordance with approved quality assurance standards.

        Many of our customers depend on us to make delivery on a "just-in-time" basis, meaning that parts or raw materials are scheduled for delivery as they are needed on the manufacturer's production line. The need for this service is a product of modern manufacturing and assembly methods that are designed to drastically decrease inventory levels and handling costs. Such requirements place a premium on the freight carrier's delivery performance and reliability. Approximately 61% of our deliveries to customers during 2001 were made on a just-in-time basis.

        Employing Stringent Cost Controls. We focus intently on controlling our costs while not sacrificing customer service. We maintain this balance by scrutinizing all expenditures, minimizing non-driver personnel, operating a late-model fleet of tractors and trailers to minimize maintenance costs and enhance fuel efficiency, and adopting new technology only when proven and cost justified.

        Making Strategic Acquisitions. We continually evaluate strategic acquisition opportunities, focusing on those that complement our existing business or that could profitably expand our business or services. Our operational integration strategy is to centralize administrative functions of acquired business at our headquarters, while maintaining the localized operations of acquired businesses. We believe that allowing acquired businesses to continue to operate under their pre-acquisition names and in their original regions allows such businesses to maintain driver loyalty and customer relationships.

Industry

        The U.S. market for truck-based transportation services approximates $500 billion in annual revenue. We believe that truckload services, such as those we provide, include approximately $65 billion of for-hire revenues and $80 billion of private fleet revenue. The truckload industry is highly fragmented and is impacted by several economic and business factors, many of which are beyond the control of individual carriers. The state of the economy, coupled with equipment capacity levels, can impact freight rates. Volatility of various operating expenses, such as fuel and insurance, make the predictability of profit levels unclear. Availability, attraction, retention and compensation for drivers affect operating costs, as well as equipment utilization. In addition, the capital requirements for equipment, coupled with potential uncertainty of used equipment values, impact the ability of many carriers to expand their operations.

        The current operating environment is characterized by the following:

  . Freight rates have remained relatively stable despite the slowing economy, and the low level of truck orders may keep equipment capacity at a favorable position.

  . Diesel fuel prices recently have shown significant declines relative to the price spikes experienced in 2000 and 2001. According to the U.S. Department of Energy, average fuel prices were $1.153 per gallon as of February 11, 2002, compared to $1.518 per gallon as of February 12, 2001.

  . Rising unemployment has benefited the trucking industry by making it easier to recruit new drivers.

  . Price increases by insurance companies and erosion of equipment values in the used truck market offset these positive industry trends.

  . In the last two years, many less profitable or undercapitalized carriers have been forced to consolidate or to exit the industry.

Competition

        The trucking industry is highly competitive. We compete primarily with other irregular route medium- to long-haul truckload carriers, with private carriage conducted by our existing and potential customers, and, to a lesser extent, with the railroads. Increased competition has resulted from deregulation of the trucking industry and has generally exerted downward pressure on prices. We compete on the basis of quality of service and delivery performance, as well as price. Many of the other irregular route long-haul truckload carriers have substantially greater financial resources, own more equipment or carry a larger total volume of freight.

Marketing and Major Customers

        Our marketing emphasis is directed to that segment of the truckload market which is generally service-sensitive, as opposed to being solely price competitive. We seek to become a "core carrier" for our customers in order to maintain high utilization and capitalize on recurring revenue opportunities. Our marketing efforts are diversified and designed to gain access to dedicated fleet services (including those in Mexico and Canada), domestic regional freight traffic, and cross-docking and consolidation programs.

        Our marketing efforts are conducted by a sales staff of eight employees who are located in our major markets and supervised from our headquarters. These individuals emphasize profitability by maintaining an even flow of freight traffic (taking into account the balance between originations and destinations in a given geographical area) and high utilization, and minimizing movement of empty equipment.

        Our five largest customers, for which we provide carrier services covering a number of geographic locations, accounted for approximately 52%, 55% and 59% of our total revenues in 1999, 2000 and 2001, respectively. General Motors Corporation accounted for approximately 30%, 33% and 40% of our revenues in 1999, 2000 and 2001, respectively.

        We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. Approximately 46%, 50% and 55% of our revenues were derived from transportation services provided to the automobile industry during 1999, 2000 and 2001, respectively. This portion of our business, however, is spread over 18 assembly plants and 50 supplier/vendors located throughout North America, which we believe reduces the risk of a material loss of business.

Revenue Equipment

        At December 31, 2001, we operated a fleet of 1,660 tractors and 3,932 trailers. We operate late-model, well-maintained premium tractors to help attract and retain drivers, promote safe operations, minimize maintenance and repair costs, and improve customer service by minimizing service interruptions caused by breakdowns. We evaluate our equipment decisions based on factors such as initial cost, useful life, warranty terms, expected maintenance costs, fuel economy, driver comfort, customer needs, manufacturer support, and resale value. Our current policy is to replace most of our tractors within 500,000 miles, which normally occurs 30 to 48 months after purchase. At December 31, 1,642 of our 1,660 tractors had guaranteed residual buy-back or trade-in values. The following table provides information regarding our tractor and trailer turnover and the age of our fleet over the past three years:

                                                        1999    2000    2001
                                                        ----    ----    ----
        Tractors
        --------
             Purchased ..............................    748     304     505
             Disposed ...............................    407     359     258
             End of year total ......................  1,468   1,413   1,660
             Average age at end of year (in years)...    1.6     1.7     1.8
        Trailers
        --------
             Purchased ..............................  1,191      51     228
             Disposed ...............................    129     138      55
             End of year total ......................  3,846   3,759   3,932
             Average age at end of year (in years)...    4.0     4.7     5.3

        We historically have contracted with owner-operators to provide and operate a small portion of our tractor fleet. Owner-operators provide their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. We believe that a combined fleet complements our recruiting efforts and offers greater flexibility in responding to fluctuations in shipper demand.

Technology

        We have installed Qualcomm OmnitracsTM display units in all of our tractors. The Omnitracs system is a satellite-based global positioning and communications system that allows fleet managers to communicate directly with drivers. Drivers can provide location status and updates directly to our computer, saving telephone usage cost and increasing productivity and convenience. The Omnitracs system provides us with accurate estimated time of arrival information, which optimizes load selection and service levels to our customers. In order to lower our tractor-to-trailer ratio, we have also installed Qualcomm TrailerTracsTM tracking units in all of our trailers. The TrailerTracs system is a tethered trailer tracking product that enables us to more efficiently track the location of all trailers in our inventory as they connect to and disconnect from Qualcomm-equipped tractors.

        Our computer system manages the information provided by the Qualcomm devices to provide us real-time information regarding the location, status and load assignment of all of our equipment, which permits us to better meet delivery schedules, respond to customer inquiries and match equipment with the next available load. Our system also provides electronically to our customers real-time information regarding the status of freight shipments and anticipated arrival times. This system provides our customers flexibility and convenience by extending supply chain visibility through electronic data interchange, the Internet and e-mail.


Maintenance

        We have a strictly enforced comprehensive preventive maintenance program for our tractors and trailers. Inspections and various levels of preventive maintenance are performed at set mileage intervals on both tractors and trailers. Although a significant portion of maintenance is performed at our primary maintenance facility in Tontitown, Arkansas, we have additional maintenance facilities in Jacksonville, Florida; Effingham, Illinois; Columbia, Mississippi; Springfield, Missouri; Riverdale, New Jersey; Warren and Willard, Ohio; Oklahoma City, Oklahoma; and El Paso, Irving and Laredo, Texas. These facilities enhance our preventive and routine maintenance operations and are strategically located on major transportation routes where a majority of our freight originates and terminates. A maintenance and safety inspection is performed on all vehicles each time they return to a terminal.

        Our tractors carry full warranty coverage for at least three years or 350,000 miles. Extended warranties are negotiated with the tractor manufacturer and manufacturers of major components, such as engine, transmission and differential, for up to four years or 500,000 miles. Trailers are also warranted by the manufacturer and major component manufacturers for up to five years.

Drivers

        At December 31, 2001, we utilized 2,012 company drivers in our operations. We also had 135 owner-operators under contract compensated on a per mile basis. All of our drivers are recruited, screened, drug tested and trained and are subject to the control and supervision of our operations and safety departments. Our driver training program stresses the importance of safety and reliable, on-time delivery. Drivers are required to report to their driver managers daily and at the earliest possible moment when any condition en route occurs that might delay their scheduled delivery time.

        In addition to strict application screening and drug testing, before being permitted to operate a vehicle our drivers must undergo classroom instruction on our policies and procedures, safety techniques as taught by the Smith System of Defensive Driving, and the proper operation of equipment, and must pass both written and road tests. Instruction in defensive driving and safety techniques continues after hiring, with seminars at our terminals in Tontitown, Arkansas; Jacksonville, Florida; Riverdale, New Jersey; Warren, Ohio; Oklahoma City, Oklahoma; and Irving, Texas. At December 31, 2001, we employed 56 persons on a full-time basis in our driver recruiting, training and safety instruction programs.

        Our drivers are compensated on the basis of miles driven, loading and unloading, extra stops and layovers in transit. Drivers can earn bonuses by recruiting other qualified drivers who become employed by us and both cash and non-cash prizes are awarded for consecutive periods of safe, accident-free driving.

        Intense competition in the trucking industry for qualified drivers over the last several years, along with difficulties and added expense in recruiting and retaining qualified drivers, has had a negative impact on the industry. Our operations have also been impacted and from time to time we have experienced under-utilization and increased expenses due to a shortage of qualified drivers. We place a high priority on the recruitment and retention of an adequate supply of qualified drivers.

Facilities

        We are headquartered and maintain our primary terminal, maintenance facilities and corporate and administrative offices in Tontitown, Arkansas, which is located in northwest Arkansas, a major center for the trucking industry and where support services, including warranty repair services, for most major tractor and trailer equipment manufacturers are readily available. We also maintain dispatch offices at our headquarters in Tontitown, Arkansas, as well as at our offices in Jacksonville, Florida; Breese, Illinois; Columbia, Mississippi; Warren and Willard, Ohio; Oklahoma City, Oklahoma; Riverdale, New Jersey; and Irving and Laredo, Texas. These regional dispatch offices facilitate communications with both our customers and drivers.

Employees

        At December 31, 2001, we employed 2,424 persons, of whom 2,012 were drivers, 127 were maintenance personnel, 126 were employed in operations, 31 were employed in marketing, 56 were employed in safety and personnel, and 72 were employed in general administration and accounting. None of our employees are represented by a collective bargaining unit and we believe that our employee relations are good.

Regulation

        We are a common and contract motor carrier regulated by various federal and state agencies. We are subject to safety requirements prescribed by the U.S. Department of Transportation ("DOT"). Such matters as weight and dimension of equipment are also subject to federal and state regulations. All of our drivers are required to obtain national driver's licenses pursuant to the regulations promulgated by the DOT. Also, DOT regulations impose mandatory drug and alcohol testing of drivers. We believe that we are in compliance in all material respects with applicable regulatory requirements relating to our trucking business and operate with a "satisfactory" rating (the highest of three grading categories) from the DOT.

        The trucking industry is subject to possible regulatory and legislative changes (such as increasingly stringent environmental, safety and security regulations and limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. These types of future regulations could unfavorably affect our operations.

Executive Officers

        Our executive officers are as follows:

                                                               Years of Service
Name                  Age     Position with Company               with P.A.M.
-------------------- ------   -------------------------------  ----------------

Robert W. Weaver      51      President and Chief Executive            19
                              Officer

W. Clif Lawson        48      Executive Vice President and             17
                              Chief Operating Officer

Larry J. Goddard      43      Vice President - Finance, Chief          14
                              Financial Officer, Secretary
                              and Treasurer

        Each of our executive officers has held his present position with the company for the last five years. We have entered into employment agreements with our executive officers with terms extending through 2004.

Risk Factors

        Set forth below and elsewhere in this Report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report.

        Our business is subject to general economic and business factors that are largely out of our control, any of which could have a material adverse effect on our operating results.

        Our business is dependent upon a number of factors that may have a material adverse effect on the results of our operations, many of which are beyond our control. These factors include significant increases or rapid fluctuations in fuel prices (which affected our operating performance in 2000 and 2001), excess capacity in the trucking industry, surpluses in the market for used equipment, interest rates, fuel taxes, license and registration fees, insurance premiums, self-insurance levels, and difficulty in attracting and retaining qualified drivers and independent contractors.

        We are also affected by recessionary economic cycles and downturns in customers' business cycles, particularly in market segments and industries, such as the automotive industry, where we have a significant concentration of customers. Economic conditions may adversely affect our customers and their ability to pay for our services. It is not possible to predict the medium- or long-term effects of the September 11, 2001 terrorist attacks and subsequent events on the economy or on customer confidence in the United States, or the impact, if any, on our future results of operations.

         We operate in a highly competitive and fragmented industry, and our business may suffer if we are unable to adequately address downward pricing pressures and other factors that may adversely affect our ability to compete with other carriers.

         Numerous competitive factors could impair our ability to maintain our current profitability. These factors include the following:

         . we compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers and railroads, some of which have more equipment and greater capital resources than we do;

         . some of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates, maintain our margins or maintain significant growth in our business;

         . many customers reduce the number of carriers they use by selecting so-called "core carriers" as approved service providers, and in some instances we may not be selected;

         . many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some of our business to competitors;

         . the trend toward consolidation in the trucking industry may create other large carriers with greater financial resources and other competitive advantages relating to their size and with whom we may have difficulty competing;

         . advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments;

         . competition from Internet-based and other logistics and freight brokerage companies may adversely affect our customer relationships and freight rates; and

         . economies of scale that may be passed on to smaller carriers by procurement aggregation providers may improve their ability to compete with us.

         We are highly dependent on our major customers, the loss of one or more of which could have a material adverse effect on our business.

         A significant portion of our revenue is generated from our major customers. For 2001, our top five customers, based on revenue, accounted for approximately 59% of our revenue, and our largest customer, General Motors Corporation, accounted for approximately 40% of our revenue. We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. As a result, concentration of our business within the automobile industry is greater than the concentration in a single customer. Approximately 55% of our revenues for 2001 were derived from transportation services provided to the automobile industry.

        Generally, we do not have long-term contractual relationships with our major customers, and we cannot assure you that our customer relationships will continue as presently in effect. A reduction in or termination of our services by our major customers could have a material adverse effect on our business and operating results.

        We may be unable to successfully integrate businesses we acquire into our operations.

        Integrating businesses we acquire may involve unanticipated delays, costs or other operational or financial problems. Successful integration of the businesses we acquire depends on a number of factors, including our ability to transition acquired companies to our management information systems. In integrating businesses we acquire, we may not achieve expected economies of scale or profitability or realize sufficient revenues to justify our investment. We also face the risk that an unexpected problem at one of the companies we acquire will require substantial time and attention from senior management, diverting management's attention from other aspects of our business. We cannot be certain that our management and operational controls will be able to support us as we grow.

        Ongoing insurance and claims expenses could significantly reduce our earnings.

        After several years of aggressive pricing, insurance carriers have begun to raise premiums for most trucking companies. We experienced an increase of approximately $1.0 million in insurance premiums for 2002 and could experience an additional increase in our insurance and claims expense after our current coverage expires in December 2002. If these expenses increase, and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

        Difficulty in attracting drivers could affect our profitability and ability to grow.

        Periodically, the transportation industry experiences difficulty in attracting and retaining qualified drivers, including independent contractors, resulting in intense competition for drivers. We have from time to time experienced under-utilization and increased expenses due to a shortage of qualified drivers. If we are unable to continue to attract drivers and contract with independent contractors, we could be required to adjust our driver compensation package or let trucks sit idle, which could adversely affect our growth and profitability.

        If we are unable to retain our key employees, our business, financial condition and results of operations could be harmed.

        We are highly dependent upon the services of the following key employees: Robert W. Weaver, our President and Chief Executive Officer; W. Clif Lawson, our Executive Vice President and Chief Operating Officer; and Larry J. Goddard, our Vice President and Chief Financial Officer. We do not maintain key-man life insurance on any of these executives. The loss of any of their services could have a material adverse effect on our operations and future profitability. We must continue to develop and retain a core group of managers if we are to realize our goal of expanding our operations and continuing our growth. We cannot assure you that we will be able to do so.

        Increased prices for new revenue equipment and decreases in the value of used revenue equipment may adversely affect our earnings and cash flows.

        In the past, we have acquired new tractors and trailers at favorable prices and traded or disposed of them at prices significantly higher than current market values. There is currently a large supply of used tractors and trailers on the market, which has depressed the market value of used equipment to levels significantly below the values we historically received. In addition, some manufacturers have communicated their intention to raise the prices of new equipment. If either or both of these events occur, we may increase our depreciation expense or recognize less gain (or a loss) on the disposition of our tractors and trailers. This could adversely affect our earnings and cash flows.

        We have significant ongoing capital requirements that could affect our profitability if we are unable to generate sufficient cash from operations.

        The trucking industry is very capital intensive. If we are unable to generate sufficient cash from operations in the future, we may have to limit our growth, enter into financing arrangements, or operate our revenue equipment for longer periods, any of which could have a material adverse affect on our profitability.

        Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

        We are subject to various environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks, and discharge and retention of stormwater. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination could occur. We also maintain bulk fuel storage and fuel islands at three of our facilities. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, it could have a materially adverse effect on our business and operating results. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

        We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a material adverse effect on our business.

        The U.S. Department of Transportation and various state agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety, and financial reporting. We may also become subject to new or more restrictive regulations relating to fuel emissions, drivers' hours in service, and ergonomics. Compliance with such regulations could substantially impair equipment productivity and increase our operating expenses.

Item 2.  Properties.
-------------------

        Our executive offices and primary terminal facilities, which we own, are located in Tontitown, Arkansas. These facilities are located on approximately
49.3 acres and consist of 79,193 square feet of office space and maintenance and storage facilities.

        Our subsidiaries lease terminal facilities in Jacksonville, Florida; Springfield, Missouri; Riverdale, New Jersey; Warren, Ohio; Oklahoma City, Oklahoma; and Laredo, and El Paso, Texas; our terminal facilities in Columbia, Mississippi; Irving, Texas; and Willard, Ohio are owned. The leased facilities are leased primarily on a month-to-month basis, and provide on-the-road maintenance and trailer drop and relay stations.

        We also have access to trailer drop and relay stations in various locations across the country. We lease certain of these facilities on a month-to-month basis from an affiliate of our majority shareholder.

        We believe that all of the properties that we own or lease are suitable for their purposes and adequate to meet our needs.

Item 3.  Legal Proceedings.
--------------------------

        The nature of the our business routinely results in litigation, primarily involving claims for personal injuries and property damage incurred in the transportation of freight, and we believe all such litigation is adequately covered by insurance and that adverse results in one or more of those cases would not have a material adverse effect on our financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

        No matters were submitted to a vote of our security holders during the fourth quarter ended December 31, 2001.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------

        Our common stock is traded on the Nasdaq National Market under the symbol PTSI. The following table sets forth, for the fiscal quarters indicated, the range of the high and low sales price per share for our common stock as quoted on the Nasdaq National Market.

Fiscal Year Ended December 31, 2001
-----------------------------------
                                            High         Low
                                          --------     -------

First Quarter                             $  9.84      $ 7.00
Second Quarter                              10.00        5.88
Third Quarter                               12.00        9.10
Fourth Quarter                              12.85        8.60

Fiscal Year Ended December 31, 2000
-----------------------------------
                                            High         Low
                                          --------     -------

First Quarter                             $ 11.44      $ 8.50
Second Quarter                              11.00        8.00
Third Quarter                               10.63        8.25
Fourth Quarter                              10.00        7.63

        As of February 7, 2002, there were approximately 260 holders of record of our common stock. We have not declared or paid any cash dividends on our common stock. The policy of our board of directors is to retain earnings for the expansion and development of our business. Future dividend policy and the payment of dividends, if any, will be determined by the board of directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the board.

Item 6.  Selected Financial Data.
--------------------------------

        The following selected financial and operating data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein.

                                                                           Years Ended December 31,
                                                           2001         2000         1999         1998         1997
                                                       -----------------------------------------------------------------
                                                                   (in thousands, except per share amounts)
Statement of operations data:
Operating revenues ................................        $225,794     $205,245     $207,381     $143,164      $127,211
                                                       -----------------------------------------------------------------

Operating expenses:
   Salaries, wages and benefits ...................         100,359       90,680       90,248       65,169        57,662
   Operating supplies .............................          43,289       37,728       35,246       26,511        24,666
   Rent and purchased transportation ..............          10,526       12,542       13,309        1,082         1,655
   Depreciation and amortization ..................          20,300       18,806       18,392       14,003        12,995
   Operating taxes and licenses ...................          11,936       11,140       11,334        8,388         7,581
   Insurance and claims ...........................          10,202        8,674        7,945        6,069         5,571
   Communications and utilities ...................           2,320        2,234        2,365        1,583         1,001
   Other                                                      4,707        3,756        4,388        3,131         2,394
   (Gain) loss on sale or disposal of property ....             886          285         (301)         168            71
                                                       -----------------------------------------------------------------
Total operating expenses ..........................         204,525      185,845      182,926      126,104       113,596
                                                       -----------------------------------------------------------------

Operating income ..................................          21,269       19,400       24,455       17,060        13,615
Interest expense ..................................          (4,477)      (5,048)      (5,650)      (3,830)       (3,423)
Other .............................................               -            -            -            1             -
                                                       -----------------------------------------------------------------

Income before income taxes ........................          16,792       14,352       18,805       13,231        10,192
Income taxes ......................................           6,721        5,694        7,536        5,158         3,892
                                                       -----------------------------------------------------------------

Net income ........................................        $ 10,071     $  8,658     $ 11,269     $  8,073      $  6,300
                                                       =================================================================

Earnings per common share:
Basic .............................................        $   1.18     $   1.02     $   1.34     $   0.97      $   0.77
                                                       =================================================================
Diluted ...........................................        $   1.18     $   1.02     $   1.33     $   0.96      $   0.76
                                                       =================================================================

Average common shares outstanding - Basic .........           8,522        8,455        8,393        8,306         8,192
                                                       =================================================================
Average common shares outstanding - Diluted(1) ....           8,550        8,518        8,488        8,444         8,290
                                                       =================================================================

--------------------------
(1) Diluted income per share for 2001, 2000, 1999, 1998 and 1997 assumes the exercise of stock options to purchase an aggregate of 107,369, 208,602, 262,097, 317,040 and 347,850 shares of common stock, respectively.

                                                                            At December 31,
                                                 2001           2000             1999            1998           1997
                                             ------------   ------------    -------------   -------------   ------------
Balance Sheet Data:                                                       (in thousands)
Total assets ..............................     $182,516      $ 164,518         $168,961        $126,471       $100,688
Long-term debt ............................       47,023         42,073           55,617          44,816         28,226
Stockholders' equity ......................       72,597         62,210           53,365          41,457         33,162

                                                                     Year ended December 31,
                                                 2001           2000            1999            1998           1997
                                             ------------   ------------    -------------   -------------   ------------
Operating Data:
Operating ratio /1)/ ......................         90.6%          90.5%            88.2%           88.1%          89.3%
Average number of truckloads per week .....        5,399          5,169            4,885           3,425          2,874
Average miles per trip ....................          769            713              734             767            786
Total miles traveled (in thousands) .......      204,303        183,476          186,355         131,847        115,622
Average miles per tractor .................      131,554        128,936          128,966         125,569        125,404
Average revenue per tractor per day .......     $    591      $     579         $    570        $    543       $    539
Average revenue per loaded mile ...........     $   1.17      $    1.18         $   1.18        $   1.15       $   1.17
Empty mile factor .........................          5.5%           5.6%             5.4%            5.5%           5.8%


At end of period:
Total company-owned/leased tractors .......        1,660 /2)/     1,413/(3)/       1,468/(4)/      1,127/(5)/       975/(5)/
Average age of all tractors (in years) ....         1.81           1.72             1.64            1.74           1.94
Total trailers ............................        3,932          3,759            3,846/(6)/      2,784/(7)/     2,678/(8)/
Average age of trailers (in years) ........         5.31           4.66             3.97            3.31           2.85
Number of employees .......................        2,424          2,154            1,899           1,656          1,446


---------------------------------------
(1)   Total operating expenses as a percentage of total operating revenues.
(2)   Includes 135 owner operator tractors.
(3)   Includes 117 owner operator tractors.
(4)   Includes 148 owner operator tractors.
(5)   Includes 94 owner operator tractors.
(6)   Includes 21 trailers leased from an affiliate of our majority shareholder.
(7)   Includes 46 trailers leased from an affiliate of our majority shareholder.
(8)   Includes 66 trailers leased from an affiliate of our majority shareholder.

Item 7.    Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
           Results of Operations.
           ---------------------

        The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.

                                                                       Years Ended December 31,
                                                                   2001         2000        1999
                                                                ----------   ----------  ----------
        Operating revenues ..................................        100.0%       100.0%      100.0%
                                                                ----------   ----------  ----------

        Operating expenses:
           Salaries, wages and benefits .....................         44.4         44.2        43.5
           Operating supplies ...............................         19.2         18.4        17.0
           Rent and purchased transportation ................          4.7          6.1         6.4
           Depreciation and amortization ....................          9.0          9.2         8.9
           Operating taxes and licenses .....................          5.3          5.4         5.5
           Insurance and claims .............................          4.5          4.2         3.8
           Communications and utilities .....................          1.0          1.1         1.1
           Other                                                       2.1          1.8         2.1
           (Gain) loss on sale or disposal of property ......          0.4          0.1        (0.1)
                                                                ----------   ----------  ----------
        Total operating expenses ............................         90.6         90.5        88.2
                                                                ----------   ----------  ----------

        Operating income ....................................          9.4          9.5        11.8
        Interest expense ....................................         (2.0)        (2.5)       (2.7)
                                                                ----------   ----------  ----------
        Income before income taxes ..........................          7.4          7.0         9.1
        Federal and state income taxes ......................          3.0          2.8         3.6
                                                                ----------   ----------  ----------
        Net income ..........................................          4.4%         4.2%        5.5%
                                                                ==========   ==========  ==========

Results of Operations

2001 Compared to 2000

        For the year ended December 31, 2001, our revenues were $226.0 million as compared to $205.2 million for the year ended December 31, 2000. The increase relates primarily to an increase in the average number of tractors, from 1,423 in 2000 to 1,553 in 2001, and an increase in our utilization (revenue per tractor per work day), which increased 2.1%, from $579 in 2000 to $591 in 2001.

        Operating supplies and expenses increased from 18.4% of revenues in 2000 to 19.2% of revenues in 2001. The increase relates to an increase in fuel costs of 0.3% of revenues, net of a fuel surcharge passed to customers, and an increase of 0.5% of revenues in equipment repair costs.

        Rent and purchased transportation decreased from 6.1% of revenues in 2000 to 4.7% of revenues in 2001. The decrease relates primarily to a decrease in amounts paid to other transportation companies in the form of brokerage fees.

        Insurance and claims increased from 4.2% of revenues in 2000 to 4.5% of revenues in 2001. The increase relates primarily to an increase in rates for auto liability insurance coverage.

        Loss on sale or disposal of property increased from 0.1% of revenues in 2000 to 0.4% of revenues in 2001. This increase is primarily the result of a one-time write-down in the amount of $304,810, net of tax, of the value of the tractors and trailers that we acquired in the Decker Transport Co. Inc. acquisition, which, unlike the rest of our tractors, do not have guaranteed residual resale or trade-in values.

        Our effective tax rate increased from 39.7% in 2000 to 40.0% in 2001, which, combined with increased revenues, resulted in an increase in the provision for income taxes from $5.7 million in 2000 to $6.7 million in 2001.

        Net income increased to $10.1 million, or 4.4% of revenues, in 2001 from $8.6 million, or 4.2% of revenues in 2000, representing an increase in diluted net income per share to $1.18 in 2001 from $1.02 in 2000.

2000 Compared to 1999

        For the year ended December 31, 2000, revenues were $205 million as compared to $207 million for the year ended December 31, 1999. The decrease relates primarily to a decrease in the average number of tractors from 1,445 in 1999 to 1,423 in 2000. The decrease in revenue from fewer tractors was partially offset by an increase in our utilization (revenue per tractor per work day) which increased 1.6% from $570 in 1999 to $579 in 2000.

        Our operating ratio increased from 88.2% in 1999 to 90.5% in 2000.

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

        Our effective tax rate decreased from 40.1% in 1999 to 39.7% in 2000.

        Net income decreased to $8.6 million, or 4.2% of revenues, in 2000 from $11.3 million, or 5.5% of revenues in 1999, representing a decrease in diluted net income per share to $1.02 in 2000 from $1.33 in 1999.
Quarterly Results of Operations

   The following table presents selected consolidated financial information for each of our last eight fiscal quarters through December 31, 2001. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the quarterly information.

Quarterly Results of Operations

   The following table presents selected consolidated financial information for each of our last eight fiscal quarters through December 31, 2001. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the quarterly information.

                                                           Quarter Ended
                         ---------------------------------------------------------------------------------
                         Mar. 31,  June 30,  Sept. 30,  Dec. 31,  Mar. 31,  June 30,  Sept. 30,  Dec. 31,
                           2000      2000       2000      2000      2001      2001       2001      2001
                         --------- --------- ---------- --------- --------- --------- ---------- ---------
                                                            (unaudited)
                                          (in thousands, except earnings per share data)
Operating revenues...... $  54,147 $  53,034 $   47,100 $  50,964 $  58,406 $  57,462 $   53,662 $  56,264
Total operating expenses    49,253    46,965     43,749    45,878    52,861    51,502     49,192    50,971
Operating income........     4,894     6,069      3,351     5,086     5,545     5,960      4,470     5,293
Net income..............     2,128     2,820      1,344     2,366     2,639     2,885      2,002     2,545
Earnings per common
  share:
 Basic.................. $    0.25 $    0.33 $     0.16 $    0.28 $    0.31 $    0.34 $     0.23 $    0.30
                         ========= ========= ========== ========= ========= ========= ========== =========
 Diluted................ $    0.25 $    0.33 $     0.16 $    0.28 $    0.31 $    0.34 $     0.23 $    0.30
                         ========= ========= ========== ========= ========= ========= ========== =========

Liquidity and Capital Resources

        During 2001, we generated $31.4 million in cash from operating activities compared to $32.5 million and $39.6 million in 2000 and 1999, respectively. Investing activities used $36.7 million in cash during 2001 compared to $17.7 million and $47.8 million in 2000 and 1999, respectively. The cash used in all three years related primarily to the purchase of revenue equipment (tractors and trailers) used in our operations. Financing activities generated $5.7 million in cash during 2001 compared to cash used in financing activities of $17.8 million in 2000 and cash generated by financing activities of $5.8 million in 1999. In all three years, the cash used as generated in financing activities was primarily from long-term borrowings incurred to finance the purchase of revenue equipment used in our operations.

        Our primary use of funds is for the purchase of revenue equipment. We typically finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 48 months. At December 31, 2001, we had outstanding indebtedness under such installment notes of $32.9 million. As of February 15, 2002, we had $31.0 million in outstanding indebtedness under such installment notes, with various maturity dates through March 1, 2005. The weighted average interest rates on these installment notes were 6.73%, 6.75% and 6.32% for 1999, 2000 and 2001, respectively.

        We also maintain two $20.0 million revolving lines of credit (Line A and Line B) with separate financial institutions. Amounts outstanding under Line A bear interest at LIBOR (on the first day of the month) plus 1.40%, are secured by our accounts receivable and mature on May 31, 2003. At December 31, 2001, $11.9 million was outstanding under Line A and at February 15, 2002, $14.4 million was outstanding under Line A (including $2.9 million in letters of credit), with availability to borrow $5.6 million. Amounts outstanding under Line B bear interest at LIBOR (on the last day of the previous month) plus 1.15%, are secured by revenue equipment and mature on November 30, 2003. At December 31, 2001 and February 15, 2002, Line B was fully utilized with $20.0 million outstanding. In an effort to reduce interest rate risk associated with these floating rate facilities, we have entered into interest rate swap agreements in an aggregate notional amount of $20.0 million. For additional information regarding the interest rate swap agreements, see Item 7A of this Report.
        We occasionally use our existing lines of credit on an interim basis, in addition to cash flows from operations, to finance capital expenditures and repay long-term debt. Although we typically utilize long-term installment notes to finance purchases of revenue equipment, during

        2000 and 2001, we utilized cash on hand and our lines of credit to finance revenue equipment purchases for an aggregate of $28.8 million and $39.4 million, respectively.

        On February 20, 2002, we filed a registration statement for the public sale of 3,475,000 shares of our common stock, representing 2,100,000 shares to be sold by us and 1,375,000 shares to be sold by certain of our stockholders. If the offering is completed, we expect to receive net proceeds from the 2,100,000 shares proposed to be sold by us, after deducting underwriting commissions and estimated expenses, of approximately $39 million (we will not receive any proceeds from the sale of shares by the selling stockholders). We intend to use approximately $31.0 million of the proceeds to repay all amounts outstanding under installment notes and approximately $8 million to reduce our indebtedness under Line A.

        For 2002, we expect to purchase approximately 465 new tractors and approximately 280 trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $23.9 million. We are also in the process of expanding our corporate headquarters at our main facility in Tontitown, Arkansas. We expect the expansion to cost approximately $2.3 million, which we expect to finance from cash on hand and advances under Line A.

        On January 18, 2002, we entered into a non-binding letter of intent to purchase for cash certain assets of East Coast Transport, Inc., a freight brokerage operation based in Paulsboro, New Jersey. Consummation of the transaction is subject to the satisfactory completion of a due diligence investigation, negotiation of a definitive agreement and receipt of various regulatory approvals. If the transaction is completed, we do not expect the ultimate purchase price to have a material impact on our liquidity or financial condition.

        Regardless of whether we consummate the proposed acquisition of East Coast Transport or the proposed public stock offering, we expect that our working capital and available credit under our credit lines will be sufficient to meet our capital commitments and fund our operating needs for at least the next twelve months.

Insurance

        Auto liability and collision coverage are subject to a $2,500 deductible per occurrence while cargo loss coverage has a $5,000 deductible. We maintain a reserve for estimated losses for claims incurred, and maintain a reserve for claims incurred but not reported (based on our historical experience). We are insured for workers' compensation claims in excess of $350,000. We have reserved for estimated losses to pay such claims as incurred as well as claims incurred but not reported. We have not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers' compensation reserves. Letters of credit are held by a bank as security for workers' compensation claims in Arkansas, Oklahoma, Mississippi, and Florida, and two letters of credit are held by a bank for auto liability claims.

        Insurance carriers have recently begun to raise premiums for most trucking companies. We experienced an increase of approximately $1.0 million in insurance premiums for 2002 and could experience additional increases after our current coverage expires in December 2002.

Seasonality

        Our revenues do not exhibit a significant seasonal pattern, due primarily to our varied customer mix. Operating expenses can be somewhat higher in the winter months, primarily due to decreased fuel efficiency and increased maintenance costs associated with inclement weather. In addition, the automobile plants for which we transport a large amount of freight typically utilize scheduled shutdowns of two weeks in July and one week in December and the volume of freight we ship is reduced during such scheduled plant shutdowns.

Inflation

        Inflation has an impact on most of our operating costs. Recently, the effect of inflation has been minimal.

        Competition for drivers has increased in recent years, leading to increased labor costs. While increases in fuel and driver costs affect our operating costs, the effects of such increases are not greater for us than for other trucking concerns.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.
-------------------------------------------------------------------

        Our primary market risk exposures include commodity price risk (the price paid to obtain diesel fuel for our tractors) and interest rate risk. The potential adverse impact of these risks and the general strategies we employ to manage such risks are discussed below.

        The following sensitivity analyses do not consider the effects that an adverse change may have on the overall economy nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results of changes in prices or rates may differ materially from the hypothetical results described below.

Commodity Price Risk

        Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. For 2001 and 2000, fuel expenses represented 15.7% and 16.1%, respectively, of our total operating expenses. Based upon our 2001 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by $3.2 million.

        In August 2000 and July 2001, we entered into agreements to obtain price protection and reduce a portion of our exposure to fuel price fluctuations. Under these agreements, we were obligated to purchase minimum amounts of diesel fuel per month, with a price protection component, for the six month periods ended March 31, 2001 and February 28, 2002. The agreements also provide that if during the 48 months commencing April 2001, the price of heating oil on the New York Mercantile Exchange ("NY MX HO") falls below $.58 per gallon, we are obligated to pay, for a maximum of twelve different months selected by the contract holder during such 48-month period, the difference between $.58 per gallon and NY MX HO average price, multiplied by 900,000 gallons. Accordingly, in any month in which the holder exercises such right, we would be obligated to pay the holder $9,000 for each cent by which $.58 exceeds the average NY MX HO price for that month. For example, the NY MX HO average price during February 2002 was approximately $.54, and if the holder were to exercise its payment right, we would be obligated to pay the holder approximately $36,000. In addition, if during any month in the twelve-month period commencing January 2005, the average NY MX HO is below $.58 per gallon, we will be obligated to pay the contract holder the difference between $.58 and the average NY MX HO price for such month, multiplied by 1,000,000 gallons.

Interest Rate Risk

        Our two $20.0 million lines of credit each bear interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are effected by changes in interest rates generally, will affect the interest rate on, and therefore our costs under, the lines of credit. In an effort to manage the risks associated with changing interest rates, we entered into interest rate swap agreements effective February 28, 2001 and May 31, 2001, on notional amounts of $15,000,000 and $5,000,000, respectively. The "pay fixed rates" under the $15,000,000 and $5,000,000 swap agreements are 5.08% and 4.83%, respectively. The "receive floating rate" for both swap agreements is "1-month" LIBOR. These interest rate swap agreements terminate on March 2, 2006 and June 2, 2006, respectively. Assuming $20.0 million of variable rate debt was outstanding under each of Line A and Line B for a full fiscal year, a hypothetical 100 basis point increase in LIBOR would result in approximately $200,000 of additional interest expense, net of the effect of the swap agreements. For additional information with respect to the interest rate swap agreements, see Note 10 to our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.
---------------------------------------------------

        The following statements are filed with this report:

            Report of Independent Public Accountants

            Consolidated Balance Sheets - December 31, 2001 and 2000

            Consolidated Statements of Income - Years ended December 31, 2001, 2000 and 1999

            Consolidated Statements of Shareholders' Equity - Years ended December 31, 2001, 2000 and 1999

            Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999

            Notes to Consolidated Financial Statements

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of P.A.M. Transportation Services, Inc.:

   We have audited the accompanying consolidated balance sheets of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P.A.M. Transportation Services, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP
Tulsa, Oklahoma
February 21, 2002

                     P.A.M. TRANSPORTATION SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                   (thousands, except shares and par value)

                                                   December 31,
                                                ------------------
                                                  2001      2000
                                                --------  --------
Assets
Current assets:
 Cash and cash equivalents..................... $    896  $    485
 Accounts receivable:
   Trade.......................................   24,327    23,291
   Other.......................................      744       640
 Operating supplies and inventories............      255        71
 Prepaid expenses and deposits.................    3,980     3,426
 Deferred income taxes.........................      472       401
 Income taxes refundable.......................      393       628
                                                --------  --------
    Total current assets.......................   31,067    28,942
Property and equipment:
 Land..........................................    2,237     1,337
 Structures and improvements...................    4,336     3,158
 Revenue equipment.............................  198,482   173,512
 Service vehicles..............................      595       583
 Office furniture and equipment................    6,252     6,046
                                                --------  --------
                                                 211,902   184,636
 Accumulated depreciation......................  (70,190)  (59,308)
                                                --------  --------
                                                 141,712   125,328
Other assets:
 Excess of cost over net assets acquired,
   net of amortization (2001--$1,782;
   2000--$1,378)...............................    8,102     8,506
 Non-competition agreements, net of
   accumulated amortization (2001--$392;
   2000--$261).................................       --       131
 Other.........................................    1,635     1,611
                                                --------  --------
                                                   9,737    10,248
                                                --------  --------
    Total assets............................... $182,516  $164,518
                                                ========  ========
Liabilities and Shareholders' Equity
Current liabilities:
 Trade accounts payable........................ $  7,800  $ 10,610
 Accrued expenses..............................    8,722     8,074
 Current portion of long-term debt.............   17,692    17,753
                                                --------  --------
    Total current liabilities..................   34,214    36,437
Long-term debt, less current portion...........   47,023    42,073
Deferred income taxes..........................   28,682    23,798
Shareholders' equity:
 Preferred stock, $.01 par value:
   Authorized shares--10,000,000
 Issued and outstanding shares:
   2001 and 2000--0............................       --        --
 Common stock, $.01 par value:
   Authorized shares--20,000,000
 Issued and outstanding shares:
   2001--8,611,957; 2000--8,469,657............       86        85
 Additional paid-in capital....................   20,461    19,638
 Accumulated other comprehensive loss..........     (508)       --
 Retained earnings.............................   52,558    42,487
                                                --------  --------
    Total shareholders' equity.................   72,597    62,210
                                                --------  --------
    Total liabilities and shareholders'
     equity.................................... $182,516  $164,518
                                                ========  ========

                            See accompanying notes.

                     P.A.M. TRANSPORTATION SERVICES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                      (thousands, except per share data)

                                                 Year ended December 31,
                                              ----------------------------
                                                2001      2000      1999
                                              --------  --------  --------
     Operating revenues...................... $225,794  $205,245  $207,381
     Operating expenses and costs:
        Salaries, wages and benefits.........  100,359    90,680    90,248
        Operating supplies and expenses......   43,289    37,728    35,246
        Rents and purchased transportation...   10,526    12,542    13,309
        Depreciation and amortization........   20,300    18,806    18,392
        Operating taxes and licenses.........   11,936    11,140    11,334
        Insurance and claims.................   10,202     8,674     7,945
        Communications and utilities.........    2,320     2,234     2,365
        Other................................    4,707     3,756     4,388
        (Gain) loss on sale or disposal of
          equipment..........................      886       285      (301)
                                              --------  --------  --------
                                               204,525   185,845   182,926
                                              --------  --------  --------
     Operating income........................   21,269    19,400    24,455
     Interest expense........................   (4,477)   (5,048)   (5,650)
                                              --------  --------  --------
     Income before income taxes..............   16,792    14,352    18,805
     Federal and state income taxes:
        Current..............................    1,301     1,056     2,107
        Deferred.............................    5,420     4,638     5,429
                                              --------  --------  --------
                                                 6,721     5,694     7,536
                                              --------  --------  --------
     Net income.............................. $ 10,071  $  8,658  $ 11,269
                                              ========  ========  ========
     Earnings per common share:
        Basic................................ $   1.18  $   1.02  $   1.34
                                              ========  ========  ========
        Diluted.............................. $   1.18  $   1.02  $   1.33
                                              ========  ========  ========
     Average common shares outstanding:
        Basic................................    8,522     8,455     8,393
                                              ========  ========  ========
        Diluted..............................    8,550     8,518     8,488
                                              ========  ========  ========


                            See accompanying notes.

                     P.A.M. TRANSPORTATION SERVICES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (thousands)

                                                Additional           Accumulated
                                         Common  Paid-In   Retained     Other
                                         Stock   Capital   Earnings Comprehensive  Total
                                         ------ ---------- -------- ------------- -------
Balances at December 31, 1998...........  $83    $18,814   $22,560      $  --     $41,457
   Net income...........................   --         --    11,269         --      11,269
   Exercise of stock options--shares
     issued.............................    1        488        --         --         489
   Tax benefits of stock options........   --        150        --         --         150
                                          ---    -------   -------      -----     -------
Balances at December 31, 1999...........   84     19,452    33,829         --      53,365
   Net income...........................   --         --     8,658         --       8,658
   Exercise of stock options--shares
     issued.............................    1        186        --         --         187
                                          ---    -------   -------      -----     -------
Balances at December 31, 2000...........   85     19,638    42,487         --      62,210
   Components of comprehensive income:
   Net earnings.........................   --         --    10,071         --      10,071
   Unrealized loss on hedge, net of tax
     of $339............................   --         --        --       (508)       (508)
                                          ---    -------   -------      -----     -------
   Total comprehensive income...........   --         --        --         --       9,563
                                          ---    -------   -------      -----     -------
   Exercise of stock options--shares
     issued.............................    1        823        --         --         824
                                          ---    -------   -------      -----     -------
Balances at December 31, 2001...........  $86    $20,461   $52,558      $(508)    $72,597
                                          ===    =======   =======      =====     =======


                            See accompanying notes.

                     P.A.M. TRANSPORTATION SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (thousands)

                                                                          Year ended December 31,
                                                                      -------------------------------
                                                                        2001       2000       1999
                                                                      ---------  ---------  ---------
Operating activities
Net income........................................................... $  10,071  $   8,658  $  11,269
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.....................................    20,300     18,806     18,392
   Non-competition agreement amortization............................       131        131        427
   Provision for deferred income taxes...............................     5,420      4,638      5,429
   (Gain) loss on sale or disposal of equipment......................       886        285       (301)
   Changes in operating assets and liabilities, net of acquisition:
       Accounts receivable...........................................    (1,556)      (242)     2,322
       Prepaid expenses and other assets.............................      (763)       592        563
       Income taxes refundable.......................................       235       (516)       (75)
       Trade accounts payable........................................    (3,927)      (295)       920
       Accrued expenses..............................................       648        400        609
                                                                      ---------  ---------  ---------
Net cash provided by operating activities............................    31,445     32,457     39,555
                                                                      ---------  ---------  ---------
Investing activities
Purchases of property and equipment..................................   (47,515)   (30,732)   (51,480)
Proceeds from sale or disposal of equipment..........................    10,536     12,842     12,668
Lease payments received on direct financing leases...................       232        231        670
Acquisition of business, net of cash acquired........................        --         --     (9,642)
                                                                      ---------  ---------  ---------
Net cash used in investing activities................................   (36,747)   (17,659)   (47,784)
                                                                      ---------  ---------  ---------
Financing activities
Borrowings under line of credit......................................   278,147    196,472    199,508
Repayments under line of credit......................................  (258,197)  (191,295)  (195,559)
Borrowings of long-term debt.........................................     7,943      4,384     24,179
Repayments of long-term debt.........................................   (23,004)   (27,158)   (22,589)
Other................................................................       824       (273)       284
                                                                      ---------  ---------  ---------
Net cash provided by (used in) financing activities..................     5,713    (17,870)     5,823
                                                                      ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents.................       411     (3,072)    (2,406)
Cash and cash equivalents at beginning of year.......................       485      3,557      5,963
                                                                      ---------  ---------  ---------
Cash and cash equivalents at end of year............................. $     896  $     485  $   3,557
                                                                      =========  =========  =========

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

Accounts Receivable

   Accounts receivable is presented net of an allowance for doubtful accounts of $1,514,000 and $656,000 at December 31, 2001 and 2000, respectively. The Company recorded bad debt expense of approximately $897,000, $29,000 and $29,000 for the years ending December 31, 2001, 2000 and 1999, respectively.

Tire Purchases

   Tires purchased with revenue equipment are capitalized as a cost of the related equipment. Replacement tires are included in other current assets and are amortized over a 24-month period. Amounts paid for the recapping of tires are expensed when incurred.

Excess of Cost Over Net Assets Acquired

   The excess of cost over net assets acquired, or goodwill, is being amortized on a straight-line basis over 25 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. No reduction of goodwill was required in 2001, 2000, or 1999. See "Recent Accounting Pronouncements".

Claims Liabilities

   With respect to cargo loss, physical damage and auto liability, the Company maintains insurance coverage to protect it from certain business risks. These policies are with various carriers and have deductibles of $2,500 per occurrence. During 1998 the Company changed from being self-insured for workers' compensation coverage in Arkansas, Oklahoma, Mississippi and Florida with excess coverage maintained for claims exceeding $250,000, to being fully-insured for workers' compensation coverage in those states. The Company continues to be self-insured for workers' compensation coverage in Ohio with excess coverage maintained for claims exceeding $350,000. The Company has reserved for estimated losses to pay such claims as incurred as well as claims incurred but not reported. The Company has not experienced any adverse trends involving differences in

                     P.A.M. TRANSPORTATION SERVICES, INC.

claims experienced versus claims estimates for workers' compensation reserves. Letters of credit in the amounts of $100,000, $200,000, $250,000, and $100,000 are held by a bank as security for workers' compensation claims in Arkansas, Oklahoma, Mississippi, and Florida, respectively, and letters of credit aggregating $569,500 are held by a bank for auto liability claims.

Revenue Recognition Policy

   The Company recognizes revenue based upon relative transit time in each reporting period.

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

                                                 Estimated
                    Asset Class                  Asset Life
                    -----------                  ----------
                    Revenue Equipment........... 3-7 years
                    Service Vehicles............ 3-5 years
                    Office Furniture & Equipment 3-7 years
                    Structures & Improvements... 5-30 years

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

   In 2001, 2000 and 1999, one customer accounted for 40%, 33% and 30% of revenues, respectively. A second customer accounted for 8%, 10% and 9% of revenues in 2001, 2000 and 1999, respectively. The Company's largest customer is an automobile manufacturer. The Company also provides transportation services to other manufacturers who are suppliers for automobile manufacturers including the Company's largest customer. As a result, concentration of the Company's business within the automobile industry is greater than the concentration in a single customer. Of the Company's revenues for 2001, 2000 and 1999, 55%, 50% and 46%, respectively, were derived from transportation services provided to the automobile manufacturing industry.

                     P.A.M. TRANSPORTATION SERVICES, INC.

Compensation to Employees

   Stock based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS No. 133), which was amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133 (SFAS No. 138). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 138 amends the accounting and reporting standards for certain derivative instruments and certain hedging activities, including the normal purchases and normal sales exception.

   SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

   On January 1, 2001, the Company adopted SFAS No. 133. The Company had no transition adjustment as a result of adopting SFAS No. 133 on January 1, 2001 as the Company's only derivative instruments were entered into after January 1, 2001. (Note 10)

   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142) and announced the approval for issuance of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143).

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

   SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. Goodwill and other intangibles that have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. The Company adopted this statement on January 1, 2002. At that time, amortization of existing goodwill ceased on the unamortized portion of goodwill associated with acquisitions. This will have a favorable annual impact of approximately $243,000, net of tax. SFAS No. 142 also requires a new methodology for the testing of impairment of goodwill and other intangibles that have indefinite lives. During 2002, the Company will begin testing goodwill for impairment under the new rules, applying a fair-value-based test. At this time, the Company

                     P.A.M. TRANSPORTATION SERVICES, INC.

has not yet determined what impact, if any, the change in the required approach to impairment testing will have on either its financial position or results of operations.

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

   In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. At present, the Company is currently assessing but has not yet determined the complete impact, if any, that the adoption of SFAS No. 144 will have on its financial position and results of operations.

Reclassifications

   Certain reclassifications have been made to prior years' consolidated financial statements to conform to the current year presentation. These reclassifications had no impact on net income.

Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  ACCRUED EXPENSES

                                                        December 31,
                                                        -------------
                                                         2001   2000
                                                        ------ ------
                                                         (thousands)
          Payroll...................................... $1,607 $1,266
          Accrued vacation.............................    911    784
          Taxes........................................  1,575  1,654
          Interest.....................................    159    195
          Driver escrows...............................    803    818
          Insurance....................................  1,852  1,652
          Current portion of non-competition agreements     --    131
          Self-insurance claims reserves...............  1,815  1,574
                                                        ------ ------
                                                        $8,722 $8,074
                                                        ====== ======

                     P.A.M. TRANSPORTATION SERVICES, INC.

3.  LONG-TERM DEBT

   Long-term debt consists of the following:

                                                                                 December 31,
                                                                                ---------------
                                                                                 2001    2000
                                                                                ------- -------
                                                                                  (thousands)
Equipment financings (1)....................................................... $32,883 $47,496
Line of credit with a bank, due May 31, 2003 and collateralized by accounts
  receivable (2)...............................................................   9,076   4,127
Line of credit with a bank, due November 30, 2003 and collateralized by revenue
  equipment (3)................................................................  20,000   5,000
Note payable (4)...............................................................   1,810   2,602
Other (5)......................................................................     946     601
                                                                                ------- -------
                                                                                 64,715  59,826
Less current maturities........................................................  17,692  17,753
                                                                                ------- -------
                                                                                $47,023 $42,073
                                                                                ======= =======

--------
(1)Equipment financings consist of installment obligations for revenue and service equipment purchases, payable in various monthly installments through 2005, at a weighted average interest rate of 6.32% and collateralized by equipment with a net book value of approximately $41.9 million at December 31, 2001.
(2)The line of credit agreement with a bank provides for maximum borrowings of $20.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of LIBOR as of the first day of the month plus 1.40%. The Company was in compliance with all provisions of the agreement at December 31, 2001.
(3)The line of credit agreement with a bank provides for maximum borrowings of $20.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of LIBOR as of the last day of the previous month plus 1.15%. The Company was in compliance with all provisions of the agreement at December 31, 2001.
(4)6.0% note to the former owner of Decker Transport Company, Inc., payable in monthly installments of $77,216 through January 2004 and secured by a letter of credit from a bank in the amount of $1,300,000.
(5)Various notes with interest rates ranging from 6.0% to 8.0% payable in monthly installments through December 2005.

   Scheduled annual maturities on long-term debt outstanding at December 31, 2001 are:

                                     (thousands)
                                2002   $17,692
                                2003    40,379
                                2004     4,140
                                2005     2,504
                                2006        --
                                       -------
                                       $64,715
                                       =======

   Interest payments of approximately $4.5 million, $5.1 million, and $5.5 million were made during 2001, 2000 and 1999, respectively.

                     P.A.M. TRANSPORTATION SERVICES, INC.

4.  INCOME TAXES

   Under SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts for income tax purposes.

   Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                       December 31,
                                                      ---------------
                                                       2001    2000
                                                      ------- -------
                                                        (thousands)
           Deferred tax liabilities:
              Property and equipment................. $32,863 $29,301
              Prepaid expenses.......................   1,975   1,722
                                                      ------- -------
                  Total deferred tax liabilities.....  34,838  31,023
           Deferred tax assets:
              Alternative minimum tax credit.........   3,345   4,785
              Investment credit carryovers...........      --     355
              Allowance for doubtful accounts........     575     249
              Vacation reserves......................     346     297
              Self-insurance reserves................   1,396   1,225
              Non-competition agreement..............     505     515
              Other..................................     461     200
                                                      ------- -------
                  Total deferred tax assets..........   6,628   7,626
                                                      ------- -------
           Net deferred tax liabilities.............. $28,210 $23,397
                                                      ======= =======

   The reconciliation between the effective income tax rate and the statutory Federal income tax rate is presented in the following table:

                                                    Year ended December 31,
                                                    ----------------------
                                                     2001    2000    1999
                                                    ------  ------  ------
                                                          (thousands)
    Income tax at the statutory Federal rate of 34% $5,709  $4,879  $6,394
    Nondeductible expenses.........................    338     311     330
    State income taxes.............................    (98)   (195)    (82)
    Other..........................................   (130)   (336)   (255)
                                                    ------  ------  ------
    Federal income taxes...........................  5,819   4,659   6,387
    State income taxes.............................    902   1,035   1,149
                                                    ------  ------  ------
    Total income taxes............................. $6,721  $5,694  $7,536
                                                    ======  ======  ======
    Effective tax rate.............................   40.0%   39.7%   40.1%
                                                    ======  ======  ======

                     P.A.M. TRANSPORTATION SERVICES, INC.

   The current income tax provision consists of the following:

                                2001     2000     1999
                               ------   ------   ------
                                   (thousands)
                       Federal $  951   $  656   $1,866
                       State..    350      400      241
                               ------   ------   ------
                               $1,301   $1,056   $2,107
                               ======   ======   ======

   The Company has alternative minimum tax credits of approximately $3.3 million at December 31, 2001, which carryover indefinitely.

   Income taxes paid totaled approximately $1,100,000, $1,100,000 and $2,200,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

5.  SHAREHOLDERS' EQUITY

   The Company maintains an incentive stock option plan and a nonqualified stock option plan for the issuance of options to directors, officers, key employees and others. The option price under these plans is the fair market value of the stock at the date the options were granted, ranging from $6.00 to $10.63 as of December 31, 2001. At December 31, 2001, approximately 625,000 shares were available for granting future options.

   Outstanding incentive stock options at December 31, 2001, must be exercised within six years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at December 31, 2001 must be exercised within five to six years and certain nonqualified options may not be exercised within one year of the date of grant.

   Transactions in stock options under these plans are summarized as follows:

                                                   Shares
                                                Under Option Price Range
                                                ------------ ------------
       Outstanding at December 31, 1998........    326,050   $2.38-$10.63
          Granted..............................     55,000   $8.63-$10.25
          Exercised............................   (115,000)  $2.38-$6.00
          Canceled.............................     (1,050)  $2.38
                                                  --------   ------------
       Outstanding at December 31, 1999........    265,000   $5.75-$10.63
          Granted..............................     10,000   $9.13
          Exercised............................    (29,700)  $5.75-$6.75
          Canceled.............................     (5,000)  $7.38-$9.13
                                                  --------   ------------
       Outstanding at December 31, 2000........    240,300   $5.75-$10.63
          Granted..............................      8,000   $8.25
          Exercised............................   (142,300)  $5.75-$7.38
          Canceled.............................     (1,000)  $7.38
                                                  --------   ------------
       Outstanding at December 31, 2001........    105,000   $6.00-$10.63
                                                  ========   ============
       Options exercisable at December 31, 2001     81,000
                                                  ========

                     P.A.M. TRANSPORTATION SERVICES, INC.

   The following is a summary of stock options outstanding as of December 31, 2001:

                                        Weighted
                                Option   Average
                     Options   Exercise Remaining   Options
                   Outstanding  Price     Years   Exercisable
                   ----------- -------- --------- -----------
                      2,000     $ 6.50      .4       2,000
                      1,000     $ 6.00     1.2       1,000
                      3,000     $10.63     2.2       3,000
                     30,000     $ 9.25     2.5      24,000
                      8,000     $ 8.63     3.2       8,000
                     45,000     $10.25     3.6      27,000
                      8,000     $ 9.13     4.2       8,000
                      8,000     $ 8.25     5.2       8,000
                     -------                        ------
                    105,000                         81,000
                     =======                        ======

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

                                              2001    2000   1999
             -                               ------- ------ -------
                                                  (thousands)
             Net income:
                As reported................. $10,071 $8,658 $11,269
                Pro forma................... $10,023 $8,542 $11,076
             Earnings per share as reported:
                Basic....................... $  1.18 $ 1.02 $  1.34
                Diluted..................... $  1.18 $ 1.02 $  1.33
             Pro forma earnings per share:
                Basic....................... $  1.18 $ 1.01 $  1.32
                Diluted..................... $  1.18 $ 1.00 $  1.31

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used during the periods above: dividend yield of 0%; expected volatility range of 31.63% to 76.64%; risk-free interest rate range of 4.74% to 7.02%; and expected lives of five years.

                     P.A.M. TRANSPORTATION SERVICES, INC.

6.  EARNINGS PER SHARE

   The Company applies Statement of Financial Accounting Standards No. 128, Earnings Per Share, for computing and presenting earnings per share. Basic earnings per common share were computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share were calculated as follows:

                                            For the Year Ended
                                            December 31, 2001
                                         ------------------------
                                                        Per Share
                                         Income  Shares  Amount
                                         ------- ------ ---------
                                            (thousands, except
                                             per share data)
              Basic earnings per share
                 Net income............. $10,071 8,522    $1.18
                 Options issued.........            28
              Diluted earnings per share
                 Net income............. $10,071 8,550    $1.18

                                            For the Year Ended
                                             December 31, 2000
                                          -----------------------
                                                        Per Share
                                          Income Shares  Amount
                                          ------ ------ ---------
                                            (thousands, except
                                              per share data)
               Basic earnings per share
                  Net income............. $8,658 8,455    $1.02
                  Options issued.........           63
               Diluted earnings per share
                  Net income............. $8,658 8,518    $1.02

                                            For the Year Ended
                                            December 31, 1999
                                         ------------------------
                                                        Per Share
                                         Income  Shares  Amount
                                         ------- ------ ---------
                                            (thousands, except
                                             per share data)
              Basic earnings per share
                 Net income............. $11,269 8,393    $1.34
                 Options issued.........            95
              Diluted earnings per share
                 Net income............. $11,269 8,488    $1.33

7.  PROFIT SHARING PLAN

   P.A.M. Transport, Inc. sponsors a profit sharing plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax deductible contributions to the plan. The plan provides for employer matching contributions of 50% of each participant's voluntary contribution up to 3% of the participant's compensation. Total employer matching contributions to the plan totaled approximately $225,000, $255,000 and $200,000 in 2001, 2000 and
1999, respectively.

                     P.A.M. TRANSPORTATION SERVICES, INC.

8.  COMMITMENTS AND CONTINGENCIES

   The Company is not a party to any pending legal proceedings which management believes to be material to the financial position or results of operations of the Company. The Company maintains liability insurance against risks arising out of the normal course of its business.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

   Lines of credit--The carrying amount for the line of credit approximates fair value.

   Interest hedges--The fair value of all hedging financial instruments is the amount at which they could be settled, based on estimates determined by dealers.

   The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows (in thousands):

                                          2001             2000
                                    ---------------- ----------------
                                    Carrying  Fair   Carrying  Fair
                                     Amount   Value   Amount   Value
                                    -------- ------- -------- -------
          Cash and cash equivalents $   896  $   896 $   485  $   485
          Long-term debt...........  35,639   35,583  50,699   50,305
          Lines of credit..........  29,076   29,076   9,127    9,127
          Interest hedges..........     847      847      --       --

10.  DERIVATIVES AND HEDGING ACTIVITIES

   Effective February 28, 2001, the Company entered into an interest rate swap agreement on a notional amount of $15,000,000. The pay fixed rate under the swap is 5.08%, while the receive floating rate is "1-month" LIBOR. This interest rate swap agreement terminates on March 2, 2006. Effective May 31, 2001 the Company entered into an interest rate swap agreement on a notional amount of $5,000,000. The pay fixed rate under the swap is 4.83%, while the receive floating rate is "1-month" LIBOR. This interest rate swap agreement terminates on June 2, 2006.

   The Company designates both of these interest rate swaps as cash flow hedges of its exposure to variability in future cash flows resulting from interest payments indexed to "1-month" LIBOR. Changes in future cash flows

                     P.A.M. TRANSPORTATION SERVICES, INC.

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

   These interest rate swap agreements meet the specific hedge accounting criteria. The measurement of hedge effectiveness is based upon a comparison of the floating-rate leg of the swap and the hedged floating-rate cash flows on the underlying liability. The effective portion of the cumulative gain or loss has been reported as a component of accumulated other comprehensive loss in shareholders' equity and will be reclassified into current earnings by June 2, 2006, the latest termination date for all current swap agreements. At December 31, 2001, the net after tax deferred hedging loss in accumulated other comprehensive loss was approximately $508,000. There was no ineffectiveness recorded during 2001. At December 31, 2001, approximately $150,000 of the amount in accumulated other comprehensive loss is expected to be reclassified into earnings during 2002.

11.  SUBSEQUENT EVENTS

   On January 18, 2002, the Company signed a non-binding letter of intent to acquire for cash certain assets of a transportation brokerage company. The transaction is subject to completion of a due diligence investigation, negotiation and execution of a definite agreement and receipt of certain regulatory approvals.

   On February 20, 2002, the Company filed a registration statement on Form S-2 under the Securities Act of 1933, to register 3,475,000 shares of the Company's common stock to be sold in a secondary offering.

12.  QUARTERLY RESULTS OF OPERATIONS (Unaudited)

   The tables below present quarterly financial information for 2001 and 2000:

                                                       2001
                                                Three Months Ended
                                     -----------------------------------------
                                     March 31 June 30 September 30 December 31
                                     -------- ------- ------------ -----------
                                        (thousands, except per share data)
  Operating revenues................ $58,406  $57,462   $53,662      $56,264
  Operating expenses................  52,861   51,502    49,192       50,970
                                     -------  -------   -------      -------
  Operating income..................   5,545    5,960     4,470        5,294
  Other expenses--net...............   1,147    1,159     1,148        1,023
  Income taxes......................   1,759    1,916     1,320        1,726
                                     -------  -------   -------      -------
  Net income........................ $ 2,639  $ 2,885   $ 2,002      $ 2,545
                                     =======  =======   =======      =======
  Net income per common share:
     Basic.......................... $   .31  $   .34   $   .23      $   .30
                                     =======  =======   =======      =======
     Diluted........................ $   .31  $   .34   $   .23      $   .30
                                     =======  =======   =======      =======
  Average common shares outstanding:
     Basic..........................   8,474    8,484     8,525        8,607
                                     =======  =======   =======      =======
     Diluted........................   8,519    8,526     8,537        8,617
                                     =======  =======   =======      =======

                     P.A.M. TRANSPORTATION SERVICES, INC.

                                                       2000
                                                Three Months Ended
                                     -----------------------------------------
                                     March 31 June 30 September 30 December 31
                                     -------- ------- ------------ -----------
                                        (thousands, except per share data)
  Operating revenues................ $54,147  $53,034   $47,100      $50,964
  Operating expenses................  49,253   46,965    43,749       45,878
                                     -------  -------   -------      -------
  Operating income..................   4,894    6,069     3,351        5,086
  Other expenses--net...............   1,354    1,368     1,184        1,142
  Income taxes......................   1,412    1,881       823        1,578
                                     -------  -------   -------      -------
  Net income........................ $ 2,128  $ 2,820   $ 1,344      $ 2,366
                                     =======  =======   =======      =======
  Net income per common share:
     Basic.......................... $   .25  $   .33   $   .16      $   .28
                                     =======  =======   =======      =======
     Diluted........................ $   .25  $   .33   $   .16      $   .28
                                     =======  =======   =======      =======
  Average common shares outstanding:
     Basic..........................   8,440    8,444     8,465        8,470
                                     =======  =======   =======      =======
     Diluted........................   8,515    8,515     8,525        8,520
                                     =======  =======   =======      =======

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
          Financial Disclosure.
          --------------------

     No response is required to this item.

                                    PART III

     Except as to information with respect to executive officers, which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G (3) of Form 10-K, incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held on May 2, 2002. We will, within 120 days of the end of our fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

Item 10.  Directors and Executive Officers of the Registrant.
------------------------------------------------------------

     The information responsive to this item is incorporated by reference from the section entitled "Election of Directors" contained in the proxy statement.

Item 11.  Executive Compensation.
--------------------------------

     The information responsive to this item is incorporated by reference from the section entitled "Executive Compensation" contained in the proxy statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     The information responsive to this item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the proxy statement.

Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------

     The information responsive to this item is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" contained in the proxy statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------

(a) 1.  Financial Statements and Auditors' Report.
        -----------------------------------------

        The following financial statements and auditors' report have been filed in response to Item 8 in Part II of this report:

         Report of Independent Public Accountants

         Consolidated Balance Sheets - December 31, 2001 and 2000

         Consolidated Statements of Income - Years ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Shareholders' Equity - Years ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999

         Notes to Consolidated Financial Statements

(a) 2.  Financial Statement Schedules.
        -----------------------------

        The following supporting financial statement schedule is filed with this report:

         II - Valuation and Qualifying Accounts - Years Ended December 31, 2001, 2000 and 1999

        All other schedules are omitted as the required information is inapplicable, or the information is presented in the consolidated financial statements or related notes.

(a) 3.  Exhibits.
        --------

        The Exhibit Index filed herewith and appearing immediately following the signature page hereto is incorporated by reference in response to this Item.

(b) Reports on Form 8-K.
    -------------------

        A Current Report on Form 8-K was filed on October 23, 2001 regarding a press release issued to announce our third quarter 2001 results. No other reports on Form 8-K were filed during the fourth quarter ended December 31, 2001.

SCHEDULE II

                      P.A.M. TRANSPORTATION SERVICES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2001, 2000 and 1999

                                                                   ADDITIONS
                                                                   ---------
                             -------------- ----------------- ----------------- ---------------- -----------------
                               Balance at        Charged to      Charged to                         Balance at
                                Beginning         Costs and         Other                              End of
Description                     of Period          Expenses        Accounts         Deductions         Period
-----------                  -------------------------------------------------------------------------------------
2001 - Allowance for
doubtful accounts                $656,432          $897,872               --           39,348          1,514,956
2000 - Allowance for
doubtful accounts                 655,043                --             1,389             --             656,432
1999 - Allowance for
doubtful accounts                 579,333                --            75,710             --             655,043

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 P.A.M. TRANSPORTATION SERVICES, INC.


Dated: February 28, 2002         By:   /s/ Robert W. Weaver
                                     -------------------------------------------
                                     ROBERT W. WEAVER
                                     President and Chief Executive Officer
                                     (principal executive officer)

Dated: February 28, 2002         By:   /s/ Larry J. Goddard
                                     -------------------------------------------
                                     LARRY J. GODDARD, Vice President - Finance,
                                     Chief Financial Officer, Secretary and
                                     Treasurer (principal financial and
                                     accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                 P.A.M. TRANSPORTATION SERVICES, INC.

Dated: February 28, 2002         By:     /s/ Robert W. Weaver
                                      ------------------------------------------
                                      ROBERT W. WEAVER, President and Chief
                                      Executive Officer, Director

Dated: February 28, 2002         By:     /s/ Matthew T. Moroun
                                      ------------------------------------------
                                      MATTHEW T. MOROUN, Director

Dated: February 28, 2002         By:     /s/ Daniel C. Sullivan
                                      ------------------------------------------
                                      DANIEL C. SULLIVAN, Director

Dated: February 28, 2002         By:     /s/ Charles F. Wilkins
                                      ------------------------------------------
                                      CHARLES F. WILKINS, Director

Dated: February 28, 2002         By:     /s/ Frederick P. Calderone
                                      ------------------------------------------
                                      FREDERICK P. CALDERONE, Director

                                  EXHIBIT INDEX
                                  -------------

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

Exhibit #             Description of Exhibit
----------------      -----------------------------------------------------------------------------------------------
*3.1             ---  Amended and Restated Certificate of Incorporation of the Registrant (Exh. 3.1, 1986 S-1)

*3.1.1           ---  Amendment to Certificate of Incorporation dated June 24, 1987 (Exh. 3.1.1, 1987 10-K)

*3.2             ---  Amended and Restated By-Laws of the Registrant (Exh. 3.2, 1986 S-1)

*3.2.1           ---  Amendment to Article I, Section 3 of Bylaws of Registrant (Exh. 3.2.1, 1986 S-1)

*3.2.2           ---  Amendments to Bylaws of Registrant adopted May 7, 1987 (Exh. 3.2.2, 1987 10-K)

*3.2.3           ---  Amendments to Bylaws of Registrant adopted January 4, 1993 (Exh. 3.2.3, 1992 10-K)

*4.1             ---  Specimen Stock Certificate (Exh. 4.1, 1986 S-1)

*4.2             ---  Loan Agreement dated July 26, 1994 among First Tennessee Bank National Association,
                      Registrant and P.A.M. Transport, Inc. together with Promissory Note (Exh. 4.1, 6/30/94 10-Q)

*4.2.1           ---  Security Agreement dated July 26, 1994 between First Tennessee Bank National Association and
                      P.A.M. Transport, Inc. (Exh. 4.2, 6/30/94 10-Q)

*4.3             ---  First Amendment to Loan Agreement dated June 27, 1995 by and among P.A.M. Transport, Inc.,
                      First Tennessee Bank National Association and P.A.M. Transportation Services, Inc., together with Promissory Note in the principal amount of $2,500,000 (Exh. 4.1.1, 6/30/95 10-Q)

*4.3.1           ---  First Amendment to Security Agreement dated June 28, 1995 by and between P.A.M. Transport,
                      Inc. and First Tennessee Bank National Association (Exh. 4.2.2, 6/30/95 10-Q)

*4.3.2           ---  Security Agreement dated June 27, 1995 by and between Choctaw Express, Inc. and First
                      Tennessee Bank National Association (Exh. 4.1.3, 6/30/95 10-Q)

*4.3.3           ---  Guaranty Agreement of P.A.M. Transportation Services, Inc. dated June 27, 1995 in favor of
                      First Tennessee Bank National Association respecting $10,000,000 line of credit (Exh. 4.1.4,
                      6/30/95 10-Q)

*4.4             ---  Second Amendment to Loan Agreement dated July 3, 1996 by and among P.A.M. Transport, Inc.,
                      First Tennessee Bank National Association and P.A.M. Transportation Services, Inc., together with Promissory Note in the principal amount of $5,000,000 (Exh. 4.1.1, 9/30/96 10-Q)

*4.4.1           ---  Second Amendment to Security Agreement dated July 3, 1996 by and between P.A.M. Transport,
                      Inc. and First Tennessee National Bank Association (Exh. 4.1.2, 9/30/96 10-Q)

*4.4.2           ---  First Amendment to Security Agreement dated July 3, 1996 by and between Choctaw Express, Inc.
                      and First Tennessee Bank National Association (Exh. 4.1.3, 9/30/96 10-Q)

*4.4.3           ---  Security Agreement dated July 3, 1996 by and between Allen Freight Services, Inc. and First
                      Tennessee Bank National Association (Exh. 4.1.4, 9/30/96 10-Q)

 4.5.1           ---  Loan Agreement dated as of November 22, 2000 by and between P.A.M. Transport, Inc. and SunTrust Bank

 4.5.2           ---  Revolving Credit Note dated November 22, 2000

 4.5.3           ---  Security Agreement by and between P.A.M. Transport, Inc. and SunTrust Bank

 4.5.4           ---  First Amendment to Loan Agreement, Revolving Credit Note and Security Deposit

                 --- No other long-term debt instrument of the Registrant or its subsidiaries authorizes indebtedness exceeding 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis and the Registrant hereby undertakes to provide the Commission upon request with any long-term debt instrument not filed herewith.

*10.1            ---  Employment Agreement between the Registrant and Robert W. Weaver, dated July 1, 1998 (Exh.
                      10.1, 6/30/98 10-Q)

 10.1.1          ---  Employment Agreement between the Registrant and Robert W. Weaver, effective July 1, 2002.

 10.2            ---  Employment Agreement between the Registrant and W. Clif Lawson, dated January 1, 2002

 10.3            ---  Employment Agreement between the Registrant and Larry J. Goddard, dated January 1, 2002

*10.4            ---  1995 Stock Option Plan, effective June 29, 1995 (Exh. 10.6, 1996 10-K)

 10.5            ---  Interest rate swap agreement, dated March 1, 2001

 10.6            ---  Interest rate swap agreement dated June 1, 2001

 21.1            ---  Subsidiaries of the Registrant

 23.1            ---  Consent of Arthur Andersen LLP