Form 10-K/A
period 2001-12-31
PAM TRANSPORTATION SERVICES INC
filed 2002-03-18
CIK 798287

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------


                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended:                       Commission file number:
       December 31, 2001                                   0-15057


                      P.A.M. TRANSPORTATION SERVICES, INC.
             (Exact name of registrant as specified in its charter)

             Delaware
   (State or other jurisdiction                          71-0633135
of incorporation or organization)           (I.R.S. Employer Identification No.)


               Highway 412 West, P.O. Box 188, Tontitown, Arkansas
                    (Address of principal executive offices)

                                      72770
                                   (Zip Code)

                                 (479) 361-9111
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, par
value $0.01 per share

   This is Amendment No. 1 to the 2001 Form 10-K and is dated March 18, 2002.

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Documents Incorporated by Reference:  None.

The Following Items are Amended:  Items 10, 11, 12 and 13.

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

         Our Board of Directors is presently composed of the following persons:

         Robert W. Weaver, age 51, is one of our co-founders. He has over 19 years of experience with our company and has served as our Chief Executive Officer since 1990.

         Daniel C. Sullivan, age 61, has been a practicing attorney, specializing in transportation law, for more than ten years. Mr. Sullivan is currently a member of the firm of Sullivan, Hincks & Conway, Oak Brook, Illinois. Mr. Sullivan has served as a director since June 1986.

         Matthew T. Moroun, age 29, has been a director and manager of Liberty Bell Agency, an insurance claims adjustment company, since 1994, and since 1995 has been Chairman of the Board of DuraRock Reinsurance, Ltd., a reinsurance company. Mr. Moroun has also served as a director of CenTra, Inc., a transportation holding company based in Warren, Michigan since 1993. Mr. Moroun has served as a director of P.A.M. since May 1992.

         Charles F. Wilkins, age 63, retired in January 1995 after 34 years of employment with Ford Motor Company, and since January 1995 has been self-employed as a transportation consultant. He served in various positions with Ford Motor Company in transportation management, including three years of service as Traffic Manager in Europe. Mr. Wilkins retired from the position of Director, Transportation and Traffic Office, in which he had served since 1990. Mr. Wilkins has been a member of the National Motor Carrier Advisory Committee of the Federal Highway Administration and was previously active in the National Industrial Transportation League as Chairman of the Audit Committee and Third Vice Chairman. Mr. Wilkins is currently an associate member of the American Society of Transportation and Logistics and a member of the Council of Logistics Management. Mr. Wilkins has served as a director of P.A.M. since June 1995.

         Frederick P. Calderone, age 51, has served as a Vice President of CenTra, Inc. for the past 15 years. Prior to joining CenTra, Mr. Calderone was a partner with Deloitte, Haskins, & Sells, Certified Public Accountants (now Deloitte & Touche LLP). Mr. Calderone is a certified public accountant and an attorney. Mr. Calderone has served as a director since May 1998.

         Members of our Board of Directors are elected annually to serve until the next annual meeting of stockholders or until their successors are elected and qualified. Directors are elected by a plurality of the votes of shares present in person or represented by proxy at the meeting and entitled to vote on the election of directors.

         Information regarding our executive appears under the caption "Executive Officers" in Item 1 of our Form 10-K filed March 1, 2002, which is amended hereby.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of our outstanding common stock to file with the SEC reports of changes in ownership of our common stock held by such persons. Executive officers, directors and greater than 10% stockholders are also required to furnish us with copies of all forms they file under this regulation. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required, during the year ended December 31, 2001, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them except that Mr. Moroun inadvertently failed to timely file a Form 4 relating to a purchase of the company's common stock, and Mr. Weaver inadvertently failed to file two Form 4's relating to his charitable donations of shares of common stock.

Item 11.  Executive Compensation

         The following table provides certain summary information concerning compensation paid to or accrued on behalf of each of our executive officers for the years ended December 31, 2001, 2000 and 1999.

                                                       Summary Compensation Table


                                                          Annual Compensation                        All
      Name and                               ---------------------------------------------          Other
      Principal Position                          Year              Salary         Bonus(1)      Compensation(2)
      -----------------------------------    ---------------   --------------  --------------    ---------------
      Robert W. Weaver                            2001            $387,500       $131,810           $   --
        President and Chief                       2000             362,500         95,475            2,550
        Executive Officer; Director               1999             343,500         70,000               --


      W. Clif Lawson                              2001            $204,000        $68,930           $2,550
        Executive Vice President                  2000             186,680         49,438            2,500
        and Chief Operating                       1999             171,680         35,836            1,625
        Officer

      Larry J. Goddard                            2001            $167,500        $57,667           $2,450
        Vice President of Finance,                2000             150,000         41,373            2,550
        Chief Financial Officer                   1999             137,500         30,000            2,253
        and Secretary/Treasurer

----------------------
(1) Amounts shown for 2000 and 2001 represent bonuses accrued on behalf of the executive officer during the respective year, which are payable over a three-year period.
(2)  Represents amounts contributed by P.A.M. pursuant to its 401(k) Plan.

Employment Agreements

         We entered into an employment agreement with Robert W. Weaver effective July 1, 1998, which will expire in July 2002. Mr. Weaver's present annual base salary pursuant to the agreement is $400,000. Mr. Weaver was granted an option upon execution of the agreement to purchase 30,000 shares of common stock. Under the terms of the agreement, Mr. Weaver participates in bonus programs as authorized by the Board of Directors and is provided an automobile.

         We have entered into a new three-year employment contract with Mr. Weaver that will become effective July 1, 2002 upon the expiration of the term of his present employment agreement. We have also entered into employment agreements with W. Clif Lawson, our Executive Vice President and Chief Operating Officer, and Larry J. Goddard, our Vice President of Finance and Chief Financial Officer, with terms commencing January 1, 2002 and ending on June 30, 2004 and December 31, 2004, respectively. Under these employment agreements, each of the executives receives a minimum annual base salary that increases throughout the term of his respective agreement. Mr. Weaver's base salary ranges from $415,000 to $445,000, Mr. Lawson's base salary ranges from $214,000 to $234,000, and Mr. Goddard's base salary ranges from $175,000 to $195,000. The base salaries may be increased at any time in the sole discretion of the Board of Directors, and the executives are also entitled to receive discretionary bonuses from time to time as may be determined by the Board. Each agreement provides that if the executive is terminated due to medical disability, he shall continue to receive his then current base salary for a period of twelve months, and if the executive is terminated without cause, he will be entitled to receive all compensation due under the respective agreement for the remainder of the term of the agreement. Each agreement contains a three-year confidentiality provision and a one-year non-competition provision. Each agreement may be extended at the company's option for an additional one-year period. If the option is exercised, Messrs. Weaver, Lawson and Goddard will be entitled to annual base salaries during the extension period of $460,000, $244,000 and $205,000, respectively.

Compensation Committee Interlocks and Insider Participation

         Matthew T. Moroun, a member of the Board of Directors and our largest stockholder, is the controlling stockholder and a director of CenTra, Inc., a transportation holding company based in Warren, Michigan. During 2001, we received payments from certain subsidiaries of CenTra in the aggregate amount of $568,074 for transporting freight. We also made payments to certain subsidiaries of CenTra during 2001 in the aggregate amount of $1,324,041. These payments related to tire purchases and road services ($1,139,829), and other miscellaneous services or expenses ($184,212).

         We believe that each of the above transactions was entered into on terms as favorable to us as could have been obtained from unaffiliated third parties, at the time such transactions were negotiated.

Fiscal Year-End Option Values

         The following table sets forth information regarding the number and aggregate dollar value of unexercised options held by our executive officers at December 31, 2001. No options were granted to or exercised by any executive officers during 2001.

                                                       Value of Unexercised
                          Number of Securities            In-the-Money
                         Underlying Unexercised            Options at
                       Options at Fiscal Year-End       Fiscal Year-End(1)
                      ---------------------------   ---------------------------
Name                  Exercisable / Unexercisable   Exercisable / Unexercisable
----                  ---------------------------   ---------------------------
Robert W. Weaver               30,000/ 0                $102,900 / $0
Larry J. Goddard                   0 / 0                            -
W. Clif Lawson                     0 / 0                            -
--------------------

(1) Dollar values were calculated by determining the difference between the fair market value ($12.68 per share at December 31, 2001) and the options' respective exercise prices, multiplied by the number of shares underlying the respective options. An option is "in-the-money" if the market value of the common stock underlying the option exceeds the option's exercise price.

Compensation of Directors

         Non-employee directors are currently paid $6,000 per year and $1,000 per Board or committee meeting attended, and are reimbursed for their expenses in attending such meetings. Directors who are also employees of P.A.M. are not additionally compensated for their services as members of the Board of Directors.

         Pursuant to automatic grant provisions under our Non-Qualified Stock Option Plan, on March 2 of each year, each non-employee director is granted an option to purchase 2,000 shares of our common stock at an exercise price equal to the fair market value of our stock on the date of grant. During 2001, options were granted to our four non-employee directors, covering an aggregate of 8,000 shares of common stock at a per share exercise price of $20.79.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

         The following table sets forth, as of March 15, 2002, information concerning ownership of our common stock by our directors and executive officers, both individually and as a group, and by each stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock.

         Unless otherwise indicated, each person has sole voting and investment power with respect to shares shown as beneficially owned by such person. The number of shares of our common stock beneficially owned by a person includes shares of common stock issuable with respect to presently exercisable options held by the person. The percentage of our common stock beneficially owned by a person has been calculated assuming that the person has exercised all presently exercisable options the person holds and that no other persons exercised any options.

                                                               Shares              Percent
        Beneficial Owner                               Beneficially Owned(1)     of Class(1)
        ----------------                               ------------------        --------
        Matthew T. Moroun.........................       5,662,713(2)               65.6%
        Robert W. Weaver..........................         330,428(3)                3.8%
        Daniel C. Sullivan........................          22,000(4)                 *
        Charles F. Wilkins........................          11,000(4)                 *
        Frederick P. Calderone....................           8,000(5)                 *
        W. Clif Lawson............................          83,000(6)                1.0%
        Larry J. Goddard.........................           82,313                   1.0%
        FMR Corporation..........................          846,600(7)                9.8%
        Directors and executive...................
        officers as a group (7 persons)...........       6,196,454(8)               71.3%

----------------------
* Less than 1%.

(1) P.A.M. has filed a Registration Statement with the Securities and Exchange Commission in connection with the proposed issuance and sale of up to 3,996,250 shares of common stock by P.A.M. (including up to 521,250 shares to be issued upon the exercise by the underwriters of an over-allotment option) and 1,375,000 shares to be sold by certain selling stockholders, including Messrs. Moroun, Weaver, Lawson and Goddard, who plan to sell 1,200,000 shares, 50,000 shares, 30,000 shares and 20,000 shares, respectively. Following completion of the offering, Messrs. Moroun and Weaver would beneficially own 41.6% and 2.6% of the issued and outstanding shares of P.A.M., respectively, and Messrs. Lawson and Goddard would each beneficially own less than 1% of the outstanding shares.
(2) Represents 2,561,713 shares owned directly, 9,000 shares subject to presently exercisable options and 3,092,000 shares held in a trust of which Mr. Moroun is a co-trustee and a beneficiary (the "Moroun Trust"). Norman E. Harned is co-trustee with Matthew T. Moroun of the Moroun Trust and may therefore be deemed to beneficially own the shares held by the Moroun Trust. The business address of each of Messrs. Moroun and Harned is 12225 Stephens Road, Warren, Michigan 48089.
(3) Includes 30,000 shares subject to presently exercisable options.
(4) Includes 9,000 shares subject to presently exercisable options.
(5) Shares subject to presently exercisable options.
(6) Includes 1,500 shares held in a trust of which Mr. Lawson is trustee and his sister is the trust beneficiary, and 1,500 shares held by Mr. Lawson as custodian.
(7) Based upon a Schedule 13G dated February 14, 2002 filed by FMR Corp. which indicates that it has the sole power to dispose of the shares. The Schedule 13G indicates that shares are held by the Fidelity Low Price Stock Fund, a registered investment company, for which FMR Corp. acts as investment adviser. We make no representation as to the accuracy or completeness of the information reported. The address of FMR is 82 Devonshire Street, Boston, Massachusetts 02109.
(8) Includes 65,000 shares subject to presently exercisable options.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------
         Matthew T. Moroun, a member of the Board of Directors and our largest stockholder, is the controlling stockholder and a director of CenTra, Inc., a transportation holding company based in Warren, Michigan. During 2001, we received payments from certain subsidiaries of CenTra in the aggregate amount of $568,074 for transporting freight. We also made payments to certain subsidiaries of CenTra during 2001 in the aggregate amount of $1,324,041. These payments related to tire purchases and road services ($1,139,829), and other miscellaneous services or expenses ($184,212).

         We believe that each of the above transactions was entered into on terms as favorable to us as could have been obtained from unaffiliated third parties, at the time such transactions were negotiated.

                                    SIGNATURE

         In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant caused this Amendment to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  P.A.M. TRANSPORTATION SERVICES, INC.


                                  By: /s/ Larry J. Goddard
                                      -----------------------------------------
Date:  March 15, 2002                 Larry J. Goddard, Chief Financial Officer