Form 10-Q
period 2002-03-31
PAM TRANSPORTATION SERVICES INC
filed 2002-05-15
CIK 798287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[  X  ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2002


[  _  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ______to______

                         Commission File Number   0-15057
                                                  -------

                      P.A.M. TRANSPORTATION SERVICES, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                           71-0633135
             --------                                           ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                 Highway 412 West, Tontitown, Arkansas      72770
                 -------------------------------------------------
                (Address of principal executive offices) (Zip Code)

       Registrants telephone number, including area code:  (479) 361-9111


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [  X  ]          No  [  _  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                    Outstanding at May 3, 2002
         -----                                 -------------------------------
Common Stock, $.01 Par Value                              11,250,207

                        PART I - FINANCIAL INFORMATION

                        Item  1.  Financial Statements

                     P.A.M. TRANSPORTATION SERVICES, INC.
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                    March 31,    December 31,
                                                      2002           2001
                                                      ----           ----
                                                  (unaudited)       (note)
ASSETS
Current assets:
     Cash and cash equivalents                     $   6,716      $     896
     Receivables:
          Trade, net of allowance                     38,891         24,327
          Other                                          488            744
     Operating supplies and inventories                  409            255
     Deferred income taxes                               392            472
     Prepaid expenses and deposits                     6,473          3,980
     Income taxes refundable                             170            393
                                                   ---------      ---------
          Total current assets                        53,539         31,067

Property and equipment, at cost                      213,893        211,902
     Less:  accumulated depreciation                 (74,004)       (70,190)
                                                   ---------      ---------
          Net property and equipment                 139,889        141,712

Other assets:
     Excess of cost over net assets acquired           8,102          8,102
     Other                                             1,772          1,635
                                                   ---------      ---------
          Total other assets                           9,874          9,737
                                                   ---------      ---------
Total assets                                       $ 203,302      $ 182,516
                                                   =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt          $   4,849      $  17,692
     Trade accounts payable                           15,638          7,800
     Other current liabilities                        10,625          8,722
                                                   ---------      ---------
          Total current liabilities                   31,112         34,214

Long-term debt, less current portion                  20,962         47,023
Deferred income taxes                                 30,828         28,682
Shareholders' equity:
Common stock                                             107             86
Additional paid-in capital                            64,493         20,461
Accumulated other comprehensive income (loss)           (364)          (508)
Retained earnings                                     56,164         52,558
                                                   ---------      ---------
Total shareholders' equity                           120,400         72,597
                                                   ---------      ---------
Total liabilities and shareholders' equity        $  203,302      $ 182,516
                                                   =========      =========

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.



                   P.A.M. TRANSPORTATION SERVICES, INC.
                            AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)
                  (in thousands, except per share data)


                                                     Three Months Ended
                                                          March 31,
                                                    2002           2001
                                                    ----           ----
Operating revenues                               $  63,313      $  58,406

Operating expenses:
  Salaries, wages and benefits                      27,981         25,747
  Operating supplies                                12,013         10,761
  Rent/purchased transportation                      2,794          3,906
  Depreciation and amortization                      5,277          4,766
  Operating taxes and licenses                       3,321          2,924
  Insurance and claims                               3,514          2,435
  Communications and utilities                         616            533
  Other                                                782          1,764
  (Gain) loss on sale of equipment                      33             25
                                                 ---------      ---------
                                                    56,331         52,861
                                                 ---------      ---------
Operating income                                     6,982          5,545
Other income (expense)
  Interest expense                                    (972)        (1,147)
                                                 ---------      ---------

Income before income taxes                           6,010          4,398
                                                 ---------      ---------

Income taxes --current                                 275            551
             --deferred                              2,129          1,208
                                                 ---------      ---------
                                                     2,404          1,759
                                                 ---------      ---------

Net income                                       $   3,606      $   2,639
                                                 =========      =========
Net income per common share:
  Basic                                          $    0.40      $    0.31
                                                 =========      =========
  Diluted                                        $    0.40      $    0.31
                                                 =========      =========

Average common shares outstanding-Basic          8,927,546      8,473,567
                                                 =========      =========
Average common shares outstanding-Diluted        8,973,551      8,519,088
                                                 =========      =========

        See notes to condensed consolidated financial statements.


                       P.A.M. TRANSPORTATION SERVICES, INC.
                                 AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                                  (in thousands)

                                                                  Three months Ended
                                                                       March 31,
                                                                  2002          2001
                                                                  ----          ----
OPERATING ACTIVITIES
Net income                                                   $   3,606     $   2,639
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                               5,277         4,766
     Non compete agreement amortization                              -            33
     Provision for deferred income taxes                         2,129         1,208
     (Gain)/loss on retirement of property and equipment            33            25
     Changes in operating assets and liabilities:
          Accounts receivable                                  (14,354)       (6,459)
          Prepaid expenses and other current assets             (2,561)       (3,243)
          Accounts payable                                       8,078           702
          Accrued expenses                                       1,903         1,140
                                                             ---------     ---------
Net cash provided by operating activities                        4,111           811

INVESTING ACTIVITIES
Purchases of property and equipment                             (5,730)      (15,130)
Proceeds from sales of assets                                    2,244         1,356
Lease payments received on direct financing leases                  46            46
                                                             ---------     ---------
Net cash used in investing activities                           (3,440)      (13,728)

FINANCING ACTIVITIES
Borrowings under lines of credit                                86,752        74,809
Repayments under lines of credit                               (95,828)      (63,070)
Borrowings of long-term debt                                     1,459         7,112
Repayments of long-term debt                                   (31,287)       (5,871)
Proceeds from issuance of common stock                          43,890             -
Proceeds from exercise of stock options                            163            36
                                                             ---------     ---------
Net cash provided by financing activities                        5,149        13,016
                                                             ---------     ---------
Net increase in cash and cash equivalents                        5,820            99

Cash and cash equivalents at beginning of period             $     896     $     485
                                                             ---------     ---------
Cash and cash equivalents at end of period                   $   6,716     $     584
                                                             =========     =========

          See  notes  to  condensed  consolidated  financial  statements.

                                        P.A.M. TRANSPORTATION SERVICES, INC.
                                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER EQUITY
                                                   (unaudited)
                                                 (in thousands)

-----------------------------------------------------------------------------------------------------------------
                                                          Additional                   Accumulated
                                             Common        Paid-In        Retained        Other
                                             Stock         Capital        Earnings     Comprehensive      Total
-----------------------------------------------------------------------------------------------------------------
Balances at December 31, 2001              $   86       $   20,461     $   52,558      $   (508)      $   72,597
  Components of comprehensive income:
    Net earnings                                                            3,606                          3,606
    Unrealized gain on hedge, net
    of tax of $ 95                                                                          144              144
              ----                                                                                         -----
    Total comprehensive income                                                                             3,750
                                                                                                           -----
  Exercise of stock options                     -              163                                           163
  Common stock offering                        21           43,869                                        43,890
-----------------------------------------------------------------------------------------------------------------
Balances at March 31, 2002                 $  107       $   64,493     $   56,164      $   (364)      $  120,400
 ================================================================================================================

          See  notes  to  condensed  consolidated  financial  statements.

                       P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002

NOTE  A:  BASIS  OF  PRESENTATION
---------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

NOTE  B:  DERIVATIVE FINANCIAL INSTRUMENTS
------------------------------------------
On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging
Activities," issued by the Financial Accounting Standards Board in 1998. Statement No. 133, as amended, establishes accounting and reporting standards requiring the recording of each derivative instrument in the balance sheet as either an asset or liability measured at fair value. Changes in the derivative instrument's fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. For hedges which meet the criteria, the derivative instrument's gains and losses, to the extent effective, may be recognized in accumulated other comprehensive income (loss) rather than current earnings.

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

These interest rate swap agreements meet the specific hedge accounting criteria. The effective portion of the cumulative gain or loss has been reported as a component of accumulated other comprehensive loss in shareholders' equity and will be reclassified into current earnings by June 2, 2006, the latest termination date for all current swap agreements. The Company records all derivatives at fair value as assets or liabilities in the condensed consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument. At March 31, 2002, the net deferred hedging loss in accumulated other comprehensive loss was approximately $364,000.

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

NOTE  C:  COMMON STOCK OFFERING
-------------------------------
During March 2002, the Company received net proceeds of approximately $43.9 million from a public offering of 2,100,000 shares of its common stock. The Company has repaid certain long-term debt obligations and intends to use the remaining proceeds to fund its capital expenditures and to finance general working capital needs.

During April 2002, the Company received net proceeds of approximately $10.9 million from the sale of an additional 521,250 shares of its common stock in order to cover broker over-allotments. The Company intends to use the proceeds to fund its capital expenditures and to finance general working capital needs.

NOTE  D:  NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------
In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," and announced the approval for issuance of SFAS No. 143, "Accounting for Asset Retirement Obligations."

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

SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. Goodwill and other intangibles that have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. An intangible asset with an indefinite useful life should be tested for impairment in accordance with guidance in SFAS No. 142 which applies a fair-value-based test. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. The Company ceased amortization of all indefinite life intangibles upon adoption of SFAS No. 142 effective January 1, 2002, which had a positive effect on net income of approximately $60,000 during the quarter ended March 31, 2002 as compared to quarter ended March 31, 2001.
The Company had approximately $8.1 million in net book value recorded for goodwill at March 31, 2002. SFAS No. 142 also requires the completion of a transitional goodwill impairment test within six months of adoption. At present, the Company is currently assessing but has not yet determined the complete impact, if any, that the adoption of SFAS No. 142 will have on its financial position and results of operations.

SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: (i) the timing of liability recognition; (ii) initial measurement of the liability; (iii) allocation of asset retirement cost to expense; (iv) subsequent measurement of the liability; and (v) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. This standard becomes effective for fiscal years beginning after June 15, 2002. The Company will adopt the Statement effective January 1, 2003. At this time, the Company has not yet determined what impact, if any, the adoption of this Statement will have on either its financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. This Statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002 and there was not a material impact on the Company's financial position or results of operations.

                         PART I - FINANCIAL INFORMATION

           Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING INFORMATION
----------------------------
Certain information included in this Quarterly Report on Form 10-Q constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which are indicated by the use of words such as "expect", "intend", "estimate", "project" or similar expressions, may relate to future financial results and plans for future business activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, general economic conditions, competition, the price of fuel, and the availability of drivers, as well as other uncertainties detailed in this report and detailed from time to time in other filings by the Company with the Securities and Exchange Commission.

THREE  MONTHS  ENDED  MARCH 31, 2002  VS. THREE  MONTHS  ENDED  MARCH  31,  2001
--------------------------------------------------------------------------------
For the quarter ended March 31, 2002, revenues increased 8.4% to $63.3 million as compared to $58.4 million for the quarter ended March 31, 2001. The main factor contributing to the increase was an increase in the average number of tractors from 1,468 in the first quarter of 2001 to 1,679 in the first quarter of 2002.

Operating supplies and expenses increased from 18.4% of revenues in the first quarter of 2001 to 19.0% of revenues in the first quarter of 2002. The increase relates to increased equipment repair costs.

Rent and purchased transportation decreased from 6.7% of revenues in the first quarter of 2001 to 4.4% of revenues in the first quarter of 2002. The decrease relates primarily to a decrease in amounts paid to other transportation companies in the form of brokerage fees.

Other expenses decreased from 3.0% of revenues in the first quarter of 2001 to 1.2% of revenues in the first quarter of 2002. The decrease relates to a decrease in amounts considered uncollectible as of March 31, 2002 as compared to uncollectible balances as of March 31, 2001.

Insurance and claims increased from 4.2% of revenues in the first quarter of 2001 to 5.6% of revenues in the first quarter of 2002. The increase relates to increased premiums associated with the annual renewal of insurance policies.

The Company's operating ratio decreased to 89.0% for the first quarter of 2002 as compared to 90.5% for the first quarter of 2001, as a result of the factors described above.

The Company's effective tax rate remained constant for the periods compared at 40.0%, which, combined with increased revenues, resulted in an increase in the provision for income taxes from $1.8 million for the first quarter of 2001 to $2.4 million for the first quarter of 2002.

Net income increased to $3.6 million, or 5.7% of revenues, in the first quarter of 2002 from $2.6 million, or 4.5% of revenues in the first quarter of 2001, representing an increase in diluted net income per share to $.40 in the first quarter of 2002 from $.31 in the first quarter of 2001.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
During the first three months of 2002, the Company generated $4.1 million in cash from operating activities. Investing activities used $3.4 million in cash in the first three months of 2002. Financing activities generated $5.1 million in the first three months of 2002 primarily from the issuance of common stock.

Accounts receivable at March 31, 2002 increased approximately $14.4 million from December 31, 2001. The increase relates primarily to new trade terms between the Company and its largest customer which have the effect of extending the collection of the receivable to the next accounting period.

During March and April 2002, the Company received net proceeds of approximately $54.5 million from a public offering of 2,621,250 shares of its common stock. The Company has repaid certain long-term debt obligations and intends to use the remaining proceeds to fund its capital expenditures and to finance general working capital needs. For additional information see Note C to the condensed consolidated financial statements.

The Company's principal subsidiary, P.A.M. Transport, Inc., maintains two $20.0 million lines of credit (Line A and Line B) with separate financial institutions. Amounts outstanding under Line A bear interest at LIBOR (on the first day of the month) plus 1.40%, are secured by accounts receivable and mature on May 31, 2003. At March 31, 2002, the entire outstanding balance of $3.1 million on Line A was comprised of letters of credit, with availability to borrow $16.9 million. Amounts outstanding under Line B bear interest at LIBOR (on the last day of the previous month) plus 1.15%, are secured by revenue equipment and mature on November 30, 2003. At March 31, 2002, Line B was fully utilized with $20.0 million outstanding.

In addition to cash flows from operations, the Company uses its existing lines of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions, such as installment notes (generally three to five year terms at fixed rates), are typically entered into for the purchase of revenue equipment; however, the Company purchased additional revenue equipment during the first three months of 2002 at a cost of approximately $4.6 million using its existing lines of credit. During the remainder of 2002, the Company plans to replace 400 tractors and 180 trailers, and plans to add 100 additional trailers, which would result in net capital expenditures of approximately $21.1 million. Management expects that the Company's existing working capital and its available lines of credit will be sufficient to meet the Company's present capital commitments, to repay indebtedness coming due in the current year, and to fund its operating needs during the remainder of fiscal 2002.

During February 2001 and May 2001 the Company entered into separate interest rate swap agreements on notional amounts of $15,000,000 and $5,000,000, respectively. The pay fixed rate under the swaps are 5.08% and 4.83%, respectively, while the receive floating rate is "1-month" LIBOR. The $15,000,000 swap agreement terminates on March 2, 2006 while the $5,000,000 swap agreement terminates on June 2, 2006. For additional information with respect to the interest rate swap agreements, see Note B to the condensed consolidated financial statements.


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

SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. Goodwill and other intangibles that have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. An intangible asset with an indefinite useful life should be tested for impairment in accordance with guidance in SFAS No. 142 which applies a fair-value-based test. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. The Company ceased amortization of all indefinite life intangibles upon adoption of SFAS No. 142 effective January 1, 2002, which had a positive effect on net income of approximately $60,000 during the quarter ended March 31, 2002 as compared to quarter ended March 31, 2001.
The Company had approximately $8.1 million in net book value recorded for goodwill at March 31, 2002. SFAS No. 142 also requires the completion of a transitional goodwill impairment test within six months of adoption. At present, the Company is currently assessing but has not yet determined the complete impact, if any, that the adoption of SFAS No. 142 will have on its financial position and results of operations.

SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: (i) the timing of liability recognition; (ii) initial measurement of the liability; (iii) allocation of asset retirement cost to expense; (iv) subsequent measurement of the liability; and (v) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. This standard becomes effective for fiscal years beginning after June 15, 2002. The Company will adopt the Statement effective January 1, 2003. At this time, the Company has not yet determined what impact, if any, the adoption of this Statement will have on either its financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. This Statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002 and there was not a material impact on the Company's financial position or results of operations.

                         PART II.     OTHER INFORMATION
                         ------------------------------

Item  2.  Changes  in  Securities  and  Use  of  Proceeds
---------------------------------------------------------


At the 2002 Annual Meeting of Stockholders of the Company held May 2, 2002, the Company's stockholders approved, among other things, (i) an amendment to the Company's Certificate of Incorporation to effect an increase in the authorized shares of common stock of the Company from 20 million to 40 million, and (ii) amendments to the Certificate of Incorporation and Bylaws of the Company to cause the Company to be governed by the anti-takeover provisions of Section 203 of the Delaware General Corporation Law rather than the similar anti-takeover provisions adopted by the Company prior to the enactment of Section 203. A more detailed description of these matters appears in pages 10-14 of the Company's definitive proxy statement delivered to stockholders in connection with the 2002 Annual Meeting, and such pages are incorporated herein by reference.

The Company's Certificate of Incorporation and Bylaws, each as amended pursuant to the stockholder vote at the 2002 Annual Meeting, are filed as Exhibit 3.1 and
3.2  to  this  Form  10-Q,  respectively.


Item  3.  Quantitative  and  Qualitative  Disclosure  about  Market  Risk.
--------------------------------------------------------------------------

The Company's primary market risk exposures include commodity price risk (the price paid to obtain diesel fuel for our tractors) and interest rate risk. The potential adverse impact of these risks and the general strategies the Company employs to manage such risks are discussed below.

The following sensitivity analyses do not consider the effects that an adverse change may have on the overall economy nor do they consider additional actions the Company may take to mitigate our exposure to such changes. Actual results of changes in prices or rates may differ materially from the hypothetical results described below.

Commodity  Price  Risk

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of the Company's control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because the Company's operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect the Company's results of operations and financial condition. Based upon the Company's 2001 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase the Company's annual fuel expenses by $3.2 million.

In August 2000 and July 2001, the Company entered into agreements to obtain price protection and reduce a portion of the Company's exposure to fuel price fluctuations. Under these agreements, the Company was obligated to purchase minimum amounts of diesel fuel per month, with a price protection component, for the six month periods ended March 31, 2001 and February 28, 2002. The agreements also provide that if during the 48 months commencing April 2001, the price of heating oil on the New York Mercantile Exchange ("NY MX HO") falls below $.58 per gallon, the Company is obligated to pay, for a maximum of twelve different months selected by the contract holder during such 48-month period, the difference between $.58 per gallon and NY MX HO average price, multiplied by 900,000 gallons. Accordingly, in any month in which the holder exercises such right, the Company would be obligated to pay the holder $9,000 for each cent by which $.58 exceeds the average NY MX HO price for that month. For example, the NY MX HO average price during February 2002 was approximately $.54, and if the holder were to exercise its payment right, the Company would be obligated to pay the holder approximately $36,000. In addition, if during any month in the twelve-month period commencing January 2005, the average NY MX HO is below $.58 per gallon, the Company will be obligated to pay the contract holder the difference between $.58 and the average NY MX HO price for such month, multiplied by 1,000,000 gallons.

Interest  Rate  Risk

The Company's two $20.0 million lines of credit each bear interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are effected by changes in interest rates generally, will affect the interest rate on, and therefore the Company's costs under, the lines of credit. In an effort to manage the risks associated with changing interest rates, the Company entered into interest rate swap agreements effective February 28, 2001 and May 31, 2001, on notional amounts of $15,000,000 and $5,000,000, respectively. The "pay fixed rates" under the $15,000,000 and $5,000,000 swap agreements are 5.08% and 4.83%, respectively. The "receive floating rate" for both swap agreements is "1-month" LIBOR. These interest rate swap agreements terminate on March 2, 2006 and June 2, 2006, respectively. Assuming $20.0 million of variable rate debt was outstanding under each of Line A and Line B for a full fiscal year, a hypothetical 100 basis point increase in LIBOR would result in approximately $200,000 of additional interest expense, net of the effect of the swap agreements. For additional information with respect to the interest rate swap agreements, see Note B to the Company's condensed consolidated financial statements.

Item  5.  Other  Matters
------------------------

The 2002 Annual Meeting of Stockholders of the Company was held on May 2, 2002. The results of the voting with respect to each matter voted on at the meeting is set forth below:

     (1) Proposal to increase the size of the Board of Directors from five members to eight members:

               Votes         Votes            Votes
                FOR         AGAINST         ABSTAINING
                ---         -------         ----------
             7,338,624      317,975           1,600

     (2)  Proposal  to  elect  six  directors:

                                             Votes         Votes
                                              FOR         WITHHELD
                                              ---         --------
          Robert  W.  Weaver               7,267,749       389,750
          Daniel  C.  Sullivan             7,267,749       389,750
          Charles  F.  Wilkins             7,267,749       389,750
          Matthew  T.  Moroun              7,267,749       389,750
          Fredrick  P.  Calderone          7,267,749       389,750
          Manuel  J.  ("Matty")  Moroun    7,294,424       355,175

     (3) Proposal to amend the company's Certificate of Incorporation to increase the number of authorized shares of common stock of the company from 20,000,000 to 40,000,000:

               Votes         Votes            Votes
                FOR         AGAINST         ABSTAINING
                ---         -------         ----------
             7,239,647      418,551              0

     (4) Proposal to amend the Company's Certificate of Incorporation to delete Articles 12 and 13 thereof and amend the Bylaws of the Company to delete Article XIII thereof, resulting in the Company being governed by the anti-takeover provisions of Section 203 of the Delaware General Corporation Law:

               Votes         Votes            Votes
                FOR         AGAINST         ABSTAINING
                ---         -------         ----------
             7,341,147      316,951             100


Item  6.    Exhibits  and  Reports  on  Form  8-K.
--------------------------------------------------

(a)    The  following  exhibits  are  filed  with  this  report:

           3.1    -   Certificate  of  Incorporation of the Company, as amended.
           3.2    -   Bylaws  of  the  Company,  as  amended
          11.1    -   Statement  Re:  Computation of Diluted Earnings Per Share.


(b)    Reports  on  Form  8-K

         A Current Report on Form 8-K was filed on February 14, 2002 regarding a press release issued to announce the Company's fourth quarter 2001 results. No other reports on Form 8-K were filed during the first quarter ending March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         P.A.M.  TRANSPORTATION  SERVICES,  INC.




Dated:   May 14, 2002              By: /s/ Robert  W.  Weaver
                                   ---------------------------------
                                   Robert W. Weaver
                                   President and Chief Executive Officer
                                   (principal executive officer)


Dated:   May 14, 2002              By: /s/ Larry  J.  Goddard
                                   ---------------------------------
                                   Larry J. Goddard
                                   Vice President-Finance, Chief Financial
                                   Officer, Secretary and Treasurer
                                   (principal accounting and financial officer)