Form 10-Q
period 2002-06-30
PAM TRANSPORTATION SERVICES INC
filed 2002-08-09
CIK 798287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[  X  ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2002


[  _  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ______to______

                         Commission File Number    0-15057
                                                   -------

                      P.A.M. TRANSPORTATION SERVICES, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                           71-0633135
             --------                                           ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                 Highway 412 West, Tontitown, Arkansas      72770
                 ------------------------------------------------
                (Address of principal executive offices) (Zip Code)

       Registrants telephone number, including area code:  (479) 361-9111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [  X  ]          No  [  _  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                    Outstanding at July 31, 2002
         -----                                    ----------------------------
Common Stock, $.01 Par Value                               11,262,207

                       PART I - FINANCIAL INFORMATION

                       Item  1.  Financial Statements

                     P.A.M. TRANSPORTATION SERVICES, INC.
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                    June 30,      December 31,
                                                      2002           2001
                                                      ----           ----
                                                  (unaudited)       (note)
ASSETS
Current assets:
     Cash and cash equivalents                     $  12,518      $     896
     Receivables:
          Trade, net of allowance                     44,816         24,327
          Other                                          387            744
     Operating supplies and inventories                  417            255
     Deferred income taxes                               195            472
     Prepaid expenses and deposits                     5,448          3,980
     Income taxes refundable                               -            393
                                                   ---------      ---------
          Total current assets                        63,781         31,067

Property and equipment, at cost                      233,039        211,902
     Less:  accumulated depreciation                 (79,455)       (70,190)
                                                   ---------      ---------
          Net property and equipment                 153,584        141,712
Other assets:
     Excess of cost over net assets acquired           8,102          8,102
     Other                                             1,816          1,635
                                                   ---------      ---------
          Total other assets                           9,918          9,737
                                                   ---------      ---------
Total assets                                       $ 227,283      $ 182,516
                                                   =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt          $   3,708      $  17,692
     Trade accounts payable                           21,702          7,800
     Other current liabilities                        11,600          8,722
                                                   ---------      ---------
          Total current liabilities                   37,010         34,214

Long-term debt, less current portion                  20,703         47,023
Deferred income taxes                                 33,353         28,682
Shareholders' equity:
Preferred Stock, $.01 par value:
     10,000,000 shares authorized; none issued
Common stock, $.01 par value:
     40,000,000 shares authorized; issued and
     outstanding- 11,259,207 at June 30, 2002,
     8,611,957 at December 31, 2001                      113             86
Additional paid-in capital                            75,474         20,461
Accumulated other comprehensive income (loss)           (567)          (508)
Retained earnings                                     61,197         52,558
                                                   ---------      ---------
Total shareholders' equity                           136,217         72,597
                                                   ---------      ---------
Total liabilities and shareholders' equity        $  227,283      $ 182,516
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


                                        P.A.M. TRANSPORTATION SERVICES, INC.
                                                 AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (unaudited)
                                      (in thousands, except per share data)


                                                     Three Months Ended              Six Months Ended
                                                          June 30,                       June 30,
                                                    2002           2001            2002            2001
                                                    ----           ----            ----            ----
Operating revenues                               $  70,841      $  57,462     $  134,154       $ 115,868

Operating expenses:
  Salaries, wages and benefits                      32,007         25,116         59,987          50,863
  Operating supplies                                13,065         11,566         25,078          22,326
  Rent/purchased transportation                      2,879          2,512          5,674           6,419
  Depreciation and amortization                      5,698          5,084         10,975           9,850
  Operating taxes and licenses                       3,523          3,013          6,844           5,938
  Insurance and claims                               3,432          2,646          6,946           5,081
  Communications and utilities                         643            553          1,259           1,085
  Other                                                820            990          1,602           2,754
  (Gain) loss on sale of equipment                      15             22             48              46
                                                 ---------      ---------      ---------       ---------
                                                    62,082         51,502        118,413         104,362
                                                 ---------      ---------      ---------       ---------
Operating income                                     8,759          5,960         15,741          11,506
Other income (expense)
  Interest expense                                    (369)        (1,159)        (1,341)         (2,307)
                                                 ---------      ---------      ---------       ---------
                                                      (369)        (1,159)        (1,341)         (2,307)
                                                 ---------      ---------      ---------       ---------
Income before income taxes                           8,390          4,801         14,400           9,199

Income taxes --current                                 910            427            774             860
             --deferred                              2,446          1,489          4,986           2,815
                                                 ---------      ---------      ---------       ---------
                                                     3,356          1,916          5,760           3,675
                                                 ---------      ---------      ---------       ---------

Net income                                       $   5,034      $   2,885      $   8,640       $   5,524
                                                 =========      =========      =========       =========
Net income per common share:
  Basic                                          $    0.45      $    0.34      $    0.86       $    0.65
                                                 =========      =========      =========       =========
  Diluted                                        $    0.45      $    0.34      $    0.85       $    0.65
                                                 =========      =========      =========       =========

Average common shares outstanding-Basic         11,182,537      8,484,354     10,061,271       8,483,166
                                                ==========      =========     ==========       =========
Average common shares outstanding-Diluted       11,237,739      8,526,256     10,112,415       8,526,536
                                                ==========      =========     ==========       =========

                       See notes to condensed consolidated financial statements.

                       P.A.M. TRANSPORTATION SERVICES, INC.
                                 AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                                  (in thousands)

                                                                   Six Months Ended
                                                                       June 30,
                                                                  2002          2001
                                                                  ----          ----
OPERATING ACTIVITIES
Net income                                                   $   8,640     $   5,524
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                              10,975         9,850
     Non compete agreement amortization                              -            66
     Provision for deferred income taxes                         4,986         2,815
     Loss /(gain) on retirement of property and equipment           48            46
     Changes in operating assets and liabilities:
          Accounts receivable                                  (20,290)       (3,502)
          Prepaid expenses and other current assets             (1,344)       (1,694)
          Accounts payable                                      13,789             2
          Accrued expenses                                       2,878         1,520
                                                             ---------     ---------
Net cash provided by operating activities                       19,682        14,627

INVESTING ACTIVITIES
Purchases of property and equipment                            (25,586)      (27,705)
Proceeds from sales of assets                                    2,706         5,196
Lease payments received on direct financing leases                  85            84
                                                             ---------     ---------
Net cash used in investing activities                          (22,795)      (22,425)

FINANCING ACTIVITIES
Borrowings under lines of credit                               182,055       148,124
Repayments under lines of credit                              (191,131)     (135,480)
Borrowings of long-term debt                                     1,459         7,112
Repayments of long-term debt                                   (32,687)      (11,579)
Proceeds from issuance of common stock                          54,784             -
Proceeds from exercise of stock options                            255           208
                                                             ---------     ---------
Net cash provided by financing activities                       14,735         8,385
                                                             ---------     ---------
Net increase in cash and cash equivalents                       11,622           587

Cash and cash equivalents at beginning of period             $     896     $     485
                                                             ---------     ---------
Cash and cash equivalents at end of period                   $  12,518     $   1,072
                                                             =========     =========

          See  notes  to  condensed  consolidated  financial  statements.

                       P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 2002

NOTE  A:  BASIS  OF  PRESENTATION
---------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

These interest rate swap agreements meet the specific hedge accounting criteria. The effective portion of the cumulative gain or loss has been reported as a component of accumulated other comprehensive loss in shareholders' equity and will be reclassified into current earnings by June 2, 2006, the latest termination date for all current swap agreements. The Company records all derivatives at fair value as assets or liabilities in the condensed consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument. At June 30, 2002, the net deferred hedging loss in accumulated other comprehensive loss was approximately $567,000.

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

SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. Goodwill and other intangibles that have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. An intangible asset with an indefinite useful life should be tested for impairment in accordance with guidance in SFAS No. 142 which applies a fair-value-based test. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. The Company ceased amortization of all indefinite life intangibles upon adoption of SFAS No. 142 effective January 1, 2002. Approximately $8.1 million in net book value remains recorded for goodwill at June 30, 2002. The adoption of SFAS No. 142 on January 1, 2002 did not have a material impact on the Company's financial position or results of operations. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of related income tax effect follows:

                   GOODWILL AND ADOPTION OF STATEMENT NO. 142
                     (in thousands, except per share data)

                                       Three Months Ended       Six Months Ended
                                             June 30,                June 30,
                                         2002       2001       2002       2001
                                        ------     ------     ------     ------
Reported net income                    $ 5,034    $ 2,885    $ 8,640    $ 5,524
Goodwill amortization, net of tax            -         61          -        122
                                        ------     ------     ------     ------
Adjusted net income                    $ 5,034    $ 2,946    $ 8,640    $ 5,646
                                        ======     ======     ======     ======
Adjusted net income per common share:
  Basic                                $  0.45    $  0.35    $  0.86    $  0.67
                                        ======     ======     ======     ======
  Diluted                              $  0.45    $  0.35    $  0.85    $  0.67
                                        ======     ======     ======     ======

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

In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections" as of April 2002. SFAS No. 145, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and SFAS No. 64, "Extinguishments of Debt made to Satisfy Sinking-Fund Requirements". Under the provisions of SFAS No. 145, gains and losses from extinguishment of debt can only be classified as extraordinary items if they meet the criteria in APB Opinion No. 30. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Earlier application is permitted. This statement also amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar and is effective for transactions occurring after May 15, 2002. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions and are effective for financial statements issued on or after May 15, 2002. At this time, the Company has not yet determined what impact, if any, the adoption of this Statement will have on either its financial position or results of operations.

In July of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan as was required by EITF No. 94-3. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied to exit or disposal activities initiated after December 31, 2002. At this time, the Company has not yet determined what impact, if any, the adoption of this Statement will have on either its financial position or results of operations.

                         PART I - FINANCIAL INFORMATION

           Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING INFORMATION
----------------------------
Certain information included in this Quarterly Report on Form 10-Q constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which are indicated by the use of words such as "expect", "intend", "estimate", "project", "is likely", "plan", "forecast" or similar expressions, may relate to future financial results and plans for future business activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, excess capacity in the trucking industry, recessionary economic cycles, downturns in customers' business cycles, increases or rapid fluctuations in fuel prices, interest rates, operating taxes and licenses, registration fees, increases in the price of new revenue equipment, the resale value of used revenue equipment, increases in compensation for and the availability of qualified drivers, increases in insurance premiums and deductible amounts relating to accident, cargo, workers' compensation, health, and other claims, seasonal factors such as adverse weather conditions that increase operating costs, competition from trucking, rail, and intermodal competitors, regulatory requirements that increase costs or decrease efficiency, the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations, as well as other uncertainties detailed in this report and detailed from time to time in other filings by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or not anticipated), or otherwise.


THREE  MONTHS  ENDED  JUNE 30, 2002 VS. THREE  MONTHS  ENDED  JUNE 30,  2001
--------------------------------------------------------------------------------
For the quarter ended June 30, 2002, revenues increased 23.3% to $70.8 million as compared to $57.5 million for the quarter ended June 30, 2001. The increase was due to improved utilization of existing revenue equipment and an increase in the average number of tractors from 1,554 in the second quarter of 2001 to 1,769 in the second quarter of 2002. Improved utilization of existing revenue equipment resulted in a 6.5% increase in average revenue generated per tractor each work day from $588 in the second quarter of 2001 to $626 in the second quarter of 2002.

Salaries, wages and benefits increased from 43.7% of revenues in the second quarter of 2001 to 45.2% of revenues in the second quarter of 2002. The increase relates to an increase in the number of employees and an increase in amounts accrued for employee bonus plans.

Operating supplies and expenses decreased from 20.1% of revenues in the second quarter of 2001 to 18.4% of revenues in the second quarter of 2002. The decrease relates primarily to a decrease in fuel costs of 1.1%, net of a fuel surcharge passed on to customers.

Depreciation and amortization decreased from 8.8% of revenues in the second quarter of 2001 to 8.0% of revenues in the second quarter of 2002. The decrease was due to the elimination of goodwill amortization as required by recently adopted accounting standards and an increase in utilization of existing revenue equipment.

Other expenses decreased from 1.7% of revenues in the second quarter of 2001 to 1.2% of revenues in the second quarter of 2002. The decrease is related to the expiration of non-compete agreements with certain employees of a previously acquired company.

The Company's operating ratio decreased to 87.6% for the second quarter of 2002 from 89.6% for the second quarter of 2001, as a result of the factors described above.

The Company's effective tax rate increased from 39.9% in the second quarter of 2001 to 40.0% in the second quarter of 2002, which, combined with increased revenues, resulted in an increase in the provision for income taxes from $1.9 million for the second quarter of 2001 to $3.4 million for the second quarter of 2002.

Net income increased to $5.0 million, or 7.1% of revenues, in the second quarter of 2002 from $2.9 million, or 5.0% of revenues in the second quarter of 2001, representing an increase in diluted net income per share to $.45 in the second quarter of 2002 from $.34 in the second quarter of 2001.


SIX  MONTHS  ENDED  JUNE 30, 2002  VS.  SIX  MONTHS  ENDED  JUNE  30,  2001
--------------------------------------------------------------------------------
For the six months ended June 30, 2002, revenues increased 15.8% to $134.2 million as compared to $115.9 million for the six months ended June 30, 2001. The increase was due to improved utilization of existing revenue equipment and an increase in the average number of tractors from 1,511 for the first six months of 2001 to 1,724 in the first six months of 2002. Improved utilization of existing revenue equipment resulted in a 3.1% increase in average revenue generated per tractor each work day from $599 in the first six months of 2001 to $618 in the first six months 2002.

Salaries, wages and benefits increased from 43.9% of revenues in the first six months of 2001 to 44.7% of revenues in first six months of 2002. The increase relates to an increase in the number of employees and an increase in amounts accrued for employee bonus plans.

Operating supplies and expenses decreased from 19.2% of revenues in the first six months of 2001 to 18.7% of revenues in the first six months of 2002. The decrease relates primarily to a decrease in fuel costs of .3%, net of a fuel surcharge passed on to customers.

Rent and purchased transportation decreased from 5.5% of revenues in the first six months of 2001 to 4.2% of revenues in the first six months of 2002. The decrease relates primarily to a decrease in amounts paid to other transportation companies in the form of brokerage fees.

Insurance and claims increased from 4.4% of revenues in the first six months 2002 to 5.2% of revenues in the first six months of 2002. The increase relates to increased premiums associated with the annual renewal of insurance policies.

Other expenses decreased from 2.4% of revenues in the first six months of 2001 to 1.2% of revenues in the first six months of 2002. The decrease is due to the absence of an increase in the allowance for doubtful accounts in the first six months of 2002 as compared to the first six months of 2001.

The Company's operating ratio decreased to 88.3% for the first six months of 2001 from 90.1% for the first six months of 2001, as a result of the factors described above.

The Company's effective tax rate increased from 39.9% in the first six months of 2001 to 40.0% in the first six months of 2002, which, combined with increased revenues, resulted in an increase in the provision for income taxes from $3.7 million for the first six months of 2001 to $5.8 million for the first six months of 2002.

Net income increased to $8.6 million, or 6.4% of revenues, in the first six months of 2002 from $5.5 million, or 4.8% of revenues in the first six months of 2001, representing an increase in diluted net income per share to $.85 in the first six months of 2002 from $.65 in the first six months of 2001.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
During the first six months of 2002, the Company generated $19.7 million in cash from operating activities. Investing activities used $22.8 million in cash in the first six months of 2002. Financing activities generated $14.7 million in the first six months of 2002, primarily from the issuance of common stock.

Accounts receivable at June 30, 2002 increased approximately $20.5 million from December 31, 2001. The increase relates primarily to new trade terms between the Company and its largest customer which have the effect of extending the collection of the receivable to the next accounting period.

During March and April 2002, the Company received net proceeds of approximately $54.8 million from a public offering of 2,621,250 shares of its common stock. The Company has repaid certain long-term debt obligations and intends to use the remaining proceeds to fund its capital expenditures and to finance general working capital needs. For additional information see Note C to the condensed consolidated financial statements.

The Company's principal subsidiary, P.A.M. Transport, Inc., maintains two $20.0 million lines of credit (Line A and Line B) with separate financial institutions. Amounts outstanding under Line A bear interest at LIBOR (on the first day of the month) plus 1.40%, are secured by accounts receivable and mature on May 31, 2003. At June 30, 2002, the entire outstanding balance of $2.7 million on Line A was comprised of letters of credit, with availability to borrow $17.3 million. Amounts outstanding under Line B bear interest at LIBOR (on the last day of the previous month) plus 1.15%, are secured by revenue equipment and mature on November 30, 2003. At June 30, 2002, Line B was fully utilized with $20.0 million outstanding.

In addition to cash flows from operations, the Company uses its existing lines of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions, such as installment notes (generally three to five year terms at fixed rates), are typically entered into for the purchase of revenue equipment; however, the Company purchased additional revenue equipment during the first six months of 2002 at a cost of approximately $4.6 million using its existing lines of credit. During the remainder of 2002, the Company plans to replace 200 tractors and 121 trailers, and plans to add 100 additional trailers, which would result in net capital expenditures of approximately $12.7 million. Management expects that the Company's existing working capital and its available lines of credit will be sufficient to meet the Company's present capital commitments, to repay indebtedness coming due in the current year, and to fund its operating needs during the remainder of fiscal 2002.

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


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------
See Note D to the condensed consolidated financial statements for a description of the most recent accounting pronouncements and their impact, if any, on the Company.


Item  3.    Quantitative  and  Qualitative  Disclosure  about  Market  Risk.
----------------------------------------------------------------------------
The Company's primary market risk exposures include commodity price risk (the price paid to obtain diesel fuel for our tractors) and interest rate risk. The potential adverse impact of these risks and the general strategies the Company employs to manage such risks are discussed below.

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


Item  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders.
------------------------------------------------------------------------
The 2002 Annual Meeting of Stockholders of the Company was held on May 2, 2002. The results of the voting with respect to each matter voted on at the meeting is set forth below:

     (1) Proposal to increase the size of the Board of Directors from five members to eight members:

               Votes         Votes            Votes
                FOR         AGAINST         ABSTAINING
                ---         -------         ----------
             7,338,624      317,975           1,600

     (2)  Proposal  to  elect  six  directors:

                                             Votes         Votes        Broker
                                              FOR         WITHHELD     NON-VOTES
                                              ---         --------     ---------
          Robert W. Weaver                 7,267,749       389,750         0
          Daniel C. Sullivan               7,267,749       389,750         0
          Charles F. Wilkins               7,267,749       389,750         0
          Matthew T. Moroun                7,267,749       389,750         0
          Fredrick P. Calderone            7,267,749       389,750         0
          Manuel J. Moroun                 7,294,424       355,175         0

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



Item  6.    Exhibits  and  Reports  on  Form  8-K.
--------------------------------------------------

(a)    Exhibits required by Item 601 of Regulations S-K:

           3.1    -   Certificate  of  Incorporation of the Company, as amended.
                      (Incorporated by reference to Exhibit 3.1 to the Company's report on Form 10-Q for the period ending March 31, 2002)

           3.2    -   Bylaws  of  the  Company,  as  amended.
                      (Incorporated by reference to Exhibit 3.2 to the Company's report on Form 10-Q for the period ending March 31, 2002)

          11.1    -   Statement Re:  Computation of Diluted Earnings Per Share.

          99.1    -   Certification of Chief Executive Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002

          99.2    -   Certification of Chief Financial Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports  on  Form  8-K:

          A Current Report on Form 8-K was filed on April 16, 2002 regarding a press release issued to announce the Company's first quarter 2002 results. No other reports on Form 8-K were filed during the first quarter ending June 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         P.A.M.  TRANSPORTATION  SERVICES,  INC.




Dated:   August 7, 2002            By: /s/ Robert  W.  Weaver
                                   ---------------------------------
                                   Robert W. Weaver
                                   President and Chief Executive Officer
                                   (principal executive officer)


Dated:   August 7, 2002            By: /s/ Larry  J.  Goddard
                                   ---------------------------------
                                   Larry J. Goddard
                                   Vice President-Finance, Chief Financial
                                   Officer, Secretary and Treasurer
                                   (principal accounting and financial officer)

                       P.A.M. TRANSPORTATION SERVICES, INC.

                         INDEX TO EXHIBITS TO FORM 10-Q


Exhibit
Number                        Exhibit Description
--------     ---------------------------------------------------------
3.1          Certificate  of  Incorporation of the Company, as amended.
             (Incorporated by reference to Exhibit 3.1 to the Company's report on Form 10-Q for the period ending March 31, 2002)

3.2          Bylaws  of  the  Company,  as  amended.
             (Incorporated by reference to Exhibit 3.2 to the Company's report on Form 10-Q for the period ending March 31, 2002)

11.1         Statement  Re:  Computation of Diluted Earnings Per Share

99.1         Certification of Chief Executive Officer pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002

99.2         Certification of Chief Financial Officer pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002