Form 10-Q
period 2002-09-30
PAM TRANSPORTATION SERVICES INC
filed 2002-11-15
CIK 798287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[  X  ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2002


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

Yes  [  X  ]          No  [  _  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  X  ]          No  [  _  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                   Outstanding at November 8, 2002
         -----                                   -------------------------------
Common Stock, $.01 Par Value                                11,267,207

                       PART I - FINANCIAL INFORMATION

                       Item  1.  Financial Statements

                     P.A.M. TRANSPORTATION SERVICES, INC.
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                  September 30,   December 31,
                                                      2002           2001
                                                      ----           ----
                                                  (unaudited)       (note)
ASSETS
Current assets:
     Cash and cash equivalents                     $  24,869      $     896
     Receivables:
          Trade, net of allowance                     36,529         24,327
          Other                                        1,021            744
     Operating supplies and inventories                  413            255
     Deferred income taxes                               824            472
     Prepaid expenses and deposits                     5,297          3,980
     Income taxes refundable                               -            393
                                                   ---------      ---------
          Total current assets                        68,953         31,067

Property and equipment, at cost                      229,381        211,902
     Less:  accumulated depreciation                 (81,606)       (70,190)
                                                   ---------      ---------
          Net property and equipment                 147,775        141,712
Other assets:
     Excess of cost over net assets acquired           8,102          8,102
     Other                                             2,650          1,635
                                                   ---------      ---------
          Total other assets                          10,752          9,737
                                                   ---------      ---------
Total assets                                       $ 227,480      $ 182,516
                                                   =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt          $   1,080      $  17,692
     Trade accounts payable                           18,407          7,800
     Income taxes payable                                416              -
     Other current liabilities                        11,537          8,722
                                                   ---------      ---------
          Total current liabilities                   31,440         34,214

Long-term debt, less current portion                  20,435         47,023
Deferred income taxes                                 35,813         28,682
Shareholders' equity:
Preferred Stock, $.01 par value:
     10,000,000 shares authorized; none issued
Common stock, $.01 par value:
     40,000,000 shares authorized; issued and
     outstanding- 11,264,207 at September 30,
     2002, 8,611,957 at December 31, 2001                113             86
Additional paid-in capital                            75,498         20,461
Accumulated other comprehensive income (loss)           (973)          (508)
Retained earnings                                     65,154         52,558
                                                   ---------      ---------
Total shareholders' equity                           139,792         72,597
                                                   ---------      ---------
Total liabilities and shareholders' equity        $  227,480      $ 182,516
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


                                        P.A.M. TRANSPORTATION SERVICES, INC.
                                                 AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (unaudited)
                                      (in thousands, except per share data)


                                                     Three Months Ended             Nine Months Ended
                                                       September 30,                  September 30,
                                                    2002           2001            2002            2001
                                                    ----           ----            ----            ----
Operating revenues                               $  65,034      $  53,662     $  199,188       $ 169,530

Operating expenses:
  Salaries, wages and benefits                      27,679         24,097         87,666          74,960
  Operating supplies                                13,438         10,990         38,517          33,317
  Rent/purchased transportation                      1,911          2,015          7,584           8,434
  Depreciation and amortization                      6,701          5,139         17,676          14,989
  Operating taxes and licenses                       3,356          2,940         10,200           8,878
  Insurance and claims                               2,559          2,407          9,505           7,489
  Communications and utilities                         444            567          1,704           1,662
  Other                                              1,926            892          3,527           3,634
  Loss on sale of equipment                             48            145             96             191
                                                 ---------      ---------      ---------       ---------
                                                    58,062         49,192        176,475         153,554
                                                 ---------      ---------      ---------       ---------
Operating income                                     6,972          4,470         22,713          15,976
Other income (expense)
  Interest expense                                    (377)        (1,148)        (1,718)         (3,455)
                                                 ---------      ---------      ---------       ---------
                                                      (377)        (1,148)        (1,718)         (3,455)
                                                 ---------      ---------      ---------       ---------
Income before income taxes                           6,595          3,322         20,995          12,521

Income taxes --current                                 536             35          1,310             895
             --deferred                              2,102          1,285          7,088           4,100
                                                 ---------      ---------      ---------       ---------
                                                     2,638          1,320          8,398           4,995
                                                 ---------      ---------      ---------       ---------

Net income                                       $   3,957      $   2,002      $  12,597       $   7,526
                                                 =========      =========      =========       =========
Net income per common share:
  Basic                                          $    0.35      $    0.23      $    1.20       $    0.88
                                                 =========      =========      =========       =========
  Diluted                                        $    0.35      $    0.23      $    1.20       $    0.88
                                                 =========      =========      =========       =========

Average common shares outstanding-Basic         11,263,392      8,525,334     10,466,381       8,524,546
                                                ==========      =========     ==========       =========
Average common shares outstanding-Diluted       11,306,778      8,537,286     10,514,705       8,559,263
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

                       P.A.M. TRANSPORTATION SERVICES, INC.
                                 AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                                  (in thousands)

                                                                  Nine Months Ended
                                                                     September 30,
                                                                  2002          2001
                                                                  ----          ----
OPERATING ACTIVITIES
Net income                                                   $  12,597     $   7,526
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                              17,676        14,989
     Non compete agreement amortization                              -            99
     Provision for deferred income taxes                         7,088         4,100
     Loss /(gain) on retirement of property and equipment           93           191
     Changes in operating assets and liabilities:
          Accounts receivable                                  (12,554)       (4,804)
          Prepaid expenses and other current assets             (1,926)         (847)
          Accounts payable                                       9,817           830
          Accrued expenses                                       2,815         1,356
                                                             ---------     ---------
Net cash provided by operating activities                       35,606        23,440

INVESTING ACTIVITIES
Purchases of property and equipment                            (31,185)      (39,940)
Proceeds from sales of assets                                    7,892         9,230
Lease payments received on direct financing leases                  74           133
                                                             ---------     ---------
Net cash used in investing activities                          (23,219)      (30,577)

FINANCING ACTIVITIES
Borrowings under lines of credit                               270,733       211,506
Repayments under lines of credit                              (279,809)     (194,417)
Borrowings of long-term debt                                     1,459         7,112
Repayments of long-term debt                                   (35,886)      (16,979)
Proceeds from issuance of common stock                          54,784             -
Proceeds from exercise of stock options                            305           784
                                                             ---------     ---------
Net cash provided by financing activities                       11,586         8,006
                                                             ---------     ---------
Net increase in cash and cash equivalents                       23,973           869

Cash and cash equivalents at beginning of period             $     896     $     485
                                                             ---------     ---------
Cash and cash equivalents at end of period                   $  24,869     $   1,354
                                                             =========     =========

          See  notes  to  condensed  consolidated  financial  statements.

                       P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002

NOTE  A:  BASIS  OF  PRESENTATION
---------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

NOTE  B:  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
-----------------------------------------------------------------
On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging
Activities," issued by the Financial Accounting Standards Board in 1998. Statement No. 133, as amended, establishes accounting and reporting standards requiring the recording of each derivative instrument in the balance sheet as either an asset or liability measured at fair value. Changes in the derivative instrument's fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. For hedges which meet the criteria, the derivative instrument's gains and losses, to the extent effective, may be recognized in accumulated other comprehensive income (loss) rather than current earnings.

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

These interest rate swap agreements meet the specific hedge accounting criteria. The effective portion of the cumulative gain or loss has been reported as a component of accumulated other comprehensive loss in shareholders' equity and will be reclassified into current earnings by June 2, 2006, the latest termination date for all current swap agreements. The Company records all derivatives at fair value as assets or liabilities in the condensed consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument. At June 30, 2002, the net deferred hedging loss in accumulated other comprehensive loss was approximately $973,194.

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

In August 2000 and July 2001, the Company entered into agreements to obtain price protection and reduce a portion of the Company's exposure to fuel price fluctuations. Under these agreements, the Company was obligated to purchase minimum amounts of diesel fuel per month, with a price protection component, for the six month periods ended March 31, 2001 and February 28, 2002. The agreements also provide that if during the 48 months commencing April 2001, the price of heating oil on the New York Mercantile Exchange ("NY MX HO") falls below $.58 per gallon, the Company is obligated to pay, for a maximum of twelve different months selected by the contract holder during such 48-month period, the difference between $.58 per gallon and NY MX HO average price, multiplied by 900,000 gallons. Accordingly, in any month in which the holder exercises such right, the Company would be obligated to pay the holder $9,000 for each cent by which $.58 exceeds the average NY MX HO price for that month. For example, the NY MX HO average price during February 2002 was approximately $.54, and if the holder were to exercise its payment right, the Company would be obligated to pay the holder approximately $36,000. In addition, if during any month in the twelve-month period commencing January 2005, the average NY MX HO is below $.58 per gallon, the Company will be obligated to pay the contract holder the difference between $.58 and the average NY MX HO price for such month, multiplied by 1,000,000 gallons. The agreements are stated at their fair value of $750,000 which is included in accrued liabilities in the accompanying Condensed Consolidated Financial Statements.

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

SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. Goodwill and other intangibles that have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. An intangible asset with an indefinite useful life should be tested for impairment in accordance with guidance in SFAS No. 142 which applies a fair-value-based test. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. The Company ceased amortization of all indefinite life intangibles upon adoption of SFAS No. 142 effective January 1, 2002. Approximately $8.1 million in net book value remains recorded for goodwill at September 30, 2002. The adoption of SFAS No. 142 on January 1, 2002 did not have a material impact on the Company's financial position or results of operations. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of related income tax effect follows:

                   GOODWILL AND ADOPTION OF STATEMENT NO. 142
                     (in thousands, except per share data)

                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                         2002       2001       2002       2001
                                        ------     ------     ------     ------
Reported net income                    $ 3,957    $ 2,002    $12,597    $ 7,526
Goodwill amortization, net of tax            -         61          -        183
                                        ------     ------     ------     ------
Adjusted net income                    $ 3,957    $ 2,063    $12,597    $ 7,709
                                        ======     ======     ======     ======
Adjusted net income per common share:
  Basic                                $  0.35    $  0.24    $  1.20    $  0.90
                                        ======     ======     ======     ======
  Diluted                              $  0.35    $  0.24    $  1.20    $  0.90
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

                         PART I - FINANCIAL INFORMATION

           Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING INFORMATION
----------------------------
Certain information included in this Quarterly Report on Form 10-Q constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which are indicated by the use of words such as "expect", "intend", "estimate", "project", "is likely", "plan", "forecast" or similar expressions, may relate to future financial results or plans for future business activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, excess capacity in the trucking industry, recessionary economic cycles, downturns in customers' business cycles, increases or rapid fluctuations in fuel prices, interest rates, operating taxes and licenses, registration fees, increases in the price of new revenue equipment, the resale value of used revenue equipment, increases in compensation for and the availability of qualified drivers, increases in insurance premiums and deductible amounts relating to accident, cargo, workers' compensation, health, and other claims, seasonal factors such as adverse weather conditions that increase operating costs, competition from trucking, rail, and intermodal competitors, regulatory requirements that increase costs or decrease efficiency, the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations, as well as other uncertainties detailed in this report and detailed from time to time in other filings by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or not anticipated), or otherwise.


THREE  MONTHS ENDED SEPTEMBER 30, 2002 VS. THREE MONTHS ENDED SEPTEMBER 30, 2001
--------------------------------------------------------------------------------
For the quarter ended September 30, 2002, revenues increased 21.2% to $65.0 million as compared to $53.7 million for the quarter ended September 30, 2001. The increase was due to improved utilization of existing revenue equipment and an increase in the average number of tractors from 1,554 in the third quarter of 2001 to 1,755 in the third quarter of 2002. Improved utilization of existing revenue equipment resulted in a 6.5% increase in average revenue generated per tractor each work day from $580 in the third quarter of 2001 to $618 in the third quarter of 2002.

Salaries, wages and benefits decreased from 44.9% of revenues in the third quarter of 2001 to 42.6% of revenues in the third quarter of 2002. The decrease relates to a decrease in the amount reserved for employee health claims incurred but not reported.

Rent and purchased transportation decreased from 3.8% of revenues in the third quarter of 2001 to 2.9% of revenues in the third quarter of 2002. The decrease relates primarily to a decrease in amounts paid to other transportation companies in the form of brokerage fees.

Depreciation and amortization increased from 9.6% of revenues in the third quarter of 2001 to 10.3% of revenues in the third quarter of 2002. The increase was primarily due to the combined effect of a higher purchase price for new equipment and lower guaranteed residual values offered by the manufacturer.

Insurance and claims decreased from 4.5% of revenues in the third quarter of 2001 to 3.9% of revenues in the third quarter of 2002. The decrease relates to a reduction in amounts held as reserves for additional auto liability insurance premiums payable based upon the final audit by the insurance company.

Other expenses increased from 1.7% of revenues in the third quarter of 2001 to 3.0% of revenues in the third quarter of 2002. The increase was primarily related to the write-off of a $660,055 accounts receivable payment which is currently the subject of legal action claiming preferential payment immediately preceding a customers bankruptcy filing.

The Company's operating ratio decreased to 89.3% for the third quarter of 2002 from 91.7% for the third quarter of 2001, as a result of the factors described above.

The increase in income before income taxes to $6.6 million from $3.3 million, respectively, for the three month period ended September 30, 2002 and 2001 combined with an increase in the Company's effective tax rate from 39.7% in the third quarter of 2001 to 40.0% in the third quarter of 2002, resulted in an increase in the provision for income taxes from $1.3 million for the third quarter of 2001 to $2.6 million for the third quarter of 2002.

Net income increased to $4.0 million, or 6.1% of revenues, in the third quarter of 2002 from $2.0 million, or 3.7% of revenues in the third quarter of 2001, representing an increase in diluted net income per share to $.35 in the third quarter of 2002 from $.23 in the third quarter of 2001.


NINE  MONTHS  ENDED  SEPTEMBER 30, 2002 VS. NINE MONTHS ENDED SEPTEMBER 30, 2001
--------------------------------------------------------------------------------
For the nine months ended September 30, 2002, revenues increased 17.5% to $199.2 million as compared to $169.5 million for the nine months ended September 30, 2001. The increase was due to improved utilization of existing revenue equipment and an increase in the average number of tractors from 1,540 for the first nine months of 2001 to 1,734 in the first nine months of 2002. Improved utilization of existing revenue equipment resulted in a 4.1% increase in average revenue generated per tractor each work day from $593 in the first nine months of 2001 to $617 in the first nine months 2002.

Operating supplies and expenses decreased from 19.7% of revenues in the first nine months of 2001 to 19.3% of revenues in the first nine months of 2002. The decrease relates primarily to a decrease in amounts paid to third party driver training schools.

Rent and purchased transportation decreased from 5.0% of revenues in the first nine months of 2001 to 3.8% of revenues in the first nine months of 2002. The decrease relates primarily to a decrease in amounts paid to other transportation companies in the form of brokerage fees.

Insurance and claims increased from 4.4% of revenues in the first nine months of 2001 to 4.8% of revenues in the first nine months of 2002. The increase relates to increased premiums associated with the annual renewal of insurance policies.

The Company's operating ratio decreased to 88.6% for the first nine months of 2001 from 90.6% for the first nine months of 2001, as a result of the factors described above.

The increase in income before income taxes to $21.0 million from $12.5 million, respectively, for the nine month period ended September 30, 2002 and 2001 combined with an increase in the Company's effective tax rate from 39.9% in the first nine months of 2001 to 40.0% in the first nine months of 2002, resulted in an increase in the provision for income taxes from $5.0 million for the first nine months of 2001 to $8.4 million for the first nine months of 2002.

Net income increased to $12.6 million, or 6.3% of revenues, in the first nine months of 2002 from $7.5 million, or 4.4% of revenues in the first nine months of 2001, representing an increase in diluted net income per share to $1.20 in the first nine months of 2002 from $.88 in the first nine months of 2001.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
During the first nine months of 2002, the Company generated $35.6 million in cash from operating activities. Investing activities used $23.2 million in cash in the first nine months of 2002. Financing activities generated $11.6 million in the first nine months of 2002, primarily from the issuance of common stock.

Accounts receivable at September 30, 2002 increased approximately $12.2 million from December 31, 2001. The increase relates primarily to new trade terms between the Company and its largest customer which have the effect of extending the collection of the receivable to the next accounting period.

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

The Company's principal subsidiary, P.A.M. Transport, Inc., maintains two $20.0 million lines of credit (Line A and Line B) with separate financial institutions. Amounts outstanding under Line A bear interest at LIBOR (on the first day of the month) plus 1.40%, are secured by accounts receivable and mature on May 31, 2003. At September 30, 2002, the entire outstanding balance of $3.2 million on Line A was comprised of letters of credit, with availability to borrow $16.8 million. Amounts outstanding under Line B bear interest at LIBOR (on the last day of the previous month) plus 1.15%, are secured by revenue equipment and mature on November 30, 2003. At September 30, 2002, Line B was fully utilized with $20.0 million outstanding.

In addition to cash flows from operations, the Company uses its existing lines of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions, such as installment notes (generally three to five year terms at fixed rates), are typically entered into for the purchase of revenue equipment; however, the Company purchased additional revenue equipment during the first nine months of 2002 at a cost of approximately $4.6 million using its existing lines of credit. During the remainder of 2002, the Company plans to replace 130 tractors and 80 trailers, and plans to add 100 additional trailers, which would result in net capital expenditures of approximately $9.1 million. Management expects that the Company's existing working capital and its available lines of credit will be sufficient to meet the Company's present capital commitments, to repay indebtedness coming due in the current year, and to fund its operating needs during the remainder of fiscal 2002.

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

ACQUISITION OF TRANSCEND LOGISTICS, INC.
----------------------------------------
On August 28, 2002, P.A.M. Transportation Services, Inc. acquired 100 percent of the outstanding common stock of Transcend Logistics, Inc. The results of Transcend Logistics, Inc. have been included in the consolidated financial statements since that date. In accordance with SFAS No. 141, "Business Combinations", the acquisition was accounted for under the purchase method of accounting.

The aggregate purchase price of $219,920 will be paid in the form of 10,000 shares of common stock to be issued by P.A.M. Transportation Services, Inc. The value of the 10,000 shares was determined based on an average market price of P.A.M. Transportation Services, Inc.'s common shares over the two day period before and after the terms of the acquisition were settled.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of acquisition. P.A.M. Transportation services, Inc. is in the process of obtaining valuations of certain assets; thus, the allocation of the purchase price is subject to refinement.

                            At August 28, 2002
                            ------------------

         Property and Equipment                   $  523,093
         Notes Payable                              (303,173)
                                                  ----------
         Net assets acquired                      $  219,920
                                                  ==========

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

In August 2000 and July 2001, the Company entered into agreements to obtain price protection and reduce a portion of the Company's exposure to fuel price fluctuations. Under these agreements, the Company was obligated to purchase minimum amounts of diesel fuel per month, with a price protection component, for the six month periods ended March 31, 2001 and February 28, 2002. The agreements also provide that if during the 48 months commencing April 2001, the price of heating oil on the New York Mercantile Exchange ("NY MX HO") falls below $.58 per gallon, the Company is obligated to pay, for a maximum of twelve different months selected by the contract holder during such 48-month period, the difference between $.58 per gallon and NY MX HO average price, multiplied by 900,000 gallons. Accordingly, in any month in which the holder exercises such right, the Company would be obligated to pay the holder $9,000 for each cent by which $.58 exceeds the average NY MX HO price for that month. For example, the NY MX HO average price during February 2002 was approximately $.54, and if the holder were to exercise its payment right, the Company would be obligated to pay the holder approximately $36,000. In addition, if during any month in the twelve-month period commencing January 2005, the average NY MX HO is below $.58 per gallon, the Company will be obligated to pay the contract holder the difference between $.58 and the average NY MX HO price for such month, multiplied by 1,000,000 gallons. Management's current valuation of the fuel purchases indicates there was no material impact upon adoption of SFAS No. 133 on our results of operations and financial position, and we have valued these items at fair value in the accompanying September 30, 2002, Condensed Consolidated Financial Statements.

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

Item  4.    Controls and Procedures.
------------------------------------

Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC Filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                         PART II.     OTHER INFORMATION
                         ------------------------------


Item  1.  Legal Proceedings
---------------------------
On October 10, 2002, a suit was filed against one of the Company's subsidiaries and is entitled "The Official Committee of Unsecured Creditors of Bill's Dollar Stores, Inc. v. Allen Freight Services Co.,." The suit, which has been filed in the United States Bankruptcy Court for the District of Delaware, alleges preferential transfers of $660,055.14 were made to the defendant, Allen Freight Services Co., within the 90 day period preceding the bankruptcy petition date of Bill's Dollar Stores, Inc. The suit is currently in pretrial proceedings and the potential damages of $660,055.14 are reflected in the Company's consolidated financial statements.

Item  2.  Changes in Securities and Use of Proceeds
---------------------------------------------------
On August 28, 2002, P.A.M. Transportation Services, Inc. sold 10,000 shares of its common stock to the sole shareholder of Transcend Logistics, Inc. in exchange for 100 percent of the common stock of Transcend Logistics, Inc. The aggregate purchase price of $219,920 was determined based on an average market price of P.A.M. Transportation Services, Inc.'s common shares over the two day period before and after the terms of the acquisition were agreed. The transaction was not registered under the Securities Act of 1933 as amended, in reliance on Section 4(2) of that Act.

Item  6.    Exhibits  and  Reports  on  Form  8-K
--------------------------------------------------

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
                      Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports  on  Form  8-K:

         We filed the following reports on Form 8-K during the quarter for which this report is filed:

         (1) A Current Report on Form 8-K was filed on August 1, 2002 regarding a press release issued to announce the Company's second quarter 2002 results; and

         (2) A Current Report on Form 8-K was filed on July 12, 2002 regarding a change in registrants certifying accountant.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         P.A.M.  TRANSPORTATION  SERVICES,  INC.




Dated:   November 11, 2002         By: /s/ Robert  W.  Weaver
                                   ---------------------------------
                                   Robert W. Weaver
                                   President and Chief Executive Officer
                                   (principal executive officer)


Dated:   November 11, 2002         By: /s/ Larry  J.  Goddard
                                   ---------------------------------
                                   Larry J. Goddard
                                   Vice President-Finance, Chief Financial
                                   Officer, Secretary and Treasurer
                                   (principal accounting and financial officer)

                                 CERTIFICATIONS



I, ROBER W. WEAVER, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of P.A.M. TRANSPORTATION SERVICES, INC., a Delaware corporation (the "registrant");

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c)  presented  in  this  quarterly  report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002

                                   By: /s/ Robert  W.  Weaver
                                   ---------------------------------
                                   Robert W. Weaver
                                   President and Chief Executive Officer
                                   (principal executive officer)

I, LARRY J. GODDARD, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of P.A.M. TRANSPORTATION SERVICES, INC., a Delaware corporation (the "registrant");

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c)  presented  in  this  quarterly  report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002

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