Form 10-K
period 2002-12-31
PAM TRANSPORTATION SERVICES INC
filed 2003-03-31
CIK 798287

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

[X]    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934

                  For the Fiscal Year Ended December 31, 2002

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

                                Highway 412 West
                                  P.O. Box 188
                            Tontitown, Arkansas 72770
                                 (479) 361-9111
          (Address of principal executive offices, including zip code, and telephone number, including area code)

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

                           Yes [X]          No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in  Part  III  of this Form 10-K or any
amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes [X]          No [_]

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant computed by reference to the average of the closing bid and asked prices of the common stock as of the last business day of the registrant's most recently completed second quarter was $158,673,196. Solely for the purposes of this response, executive officers, directors and beneficial owners of more than five percent of the registrant's common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the issuer's common stock, as of February 28, 2003: 11,288,207 shares of $.01 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2003 are incorporated by reference in answer to
Part III of this report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in
Part I, Item 1.

This Report contains forward-looking statements, including statements about our operating and growth strategies, our expected financial position and operating results, industry trends, our capital expenditure and financing plans and similar matters. Such forward-looking statements are found throughout this Report, including under Item 1, Business, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk. In those and other portions of this Report, the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "project" and similar expressions, as they relate to us, our management, and our industry are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions about P.A.M. that may cause actual results to differ from these forward-looking statements are described under the headings "Business - Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk."

All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Report might not transpire.

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

P.A.M. Transportation Services, Inc. is a holding company organized under the laws of the State of Delaware in June 1986 which currently conducts operations through the following wholly owned subsidiaries: P.A.M. Transport, Inc. ("P.A.M. Transport"), P.A.M. Special Services, Inc., T.T.X., Inc., P.A.M. Dedicated Services, Inc., P.A.M. Logistics Services, Inc., Choctaw Express, Inc., Choctaw Brokerage, Inc., Transcend Logistics, Inc., Allen Freight Services, Inc. and Decker Transport Co., Inc. Our operating authorities are held by P.A.M. Transport, P.A.M. Dedicated Services, Inc., Choctaw Express, Inc., Choctaw Brokerage, Inc., Allen Freight Services, Inc., T.T.X., Inc., Decker Transport Co., Inc. and East Coast Transport and Logistics, LLC.

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

OPERATIONS

Our business strategy focuses on the following elements:

Maintaining Dedicated Fleets and High Density Lanes. We strive to maximize utilization and increase revenue per tractor while minimizing our time and empty miles between loads. In this regard, we seek to provide dedicated equipment to our customers where possible and to concentrate our equipment in defined regions and disciplined traffic lanes. During 2002, approximately 83% of our operating revenues were generated through dedicated equipment and we maintained an empty mile factor of 4.0%. Dedicated fleets and high density lanes enable us to:

-     maintain consistent equipment capacity;

- provide a high level of service to our customers, including time-sensitive delivery schedules;

-     attract and retain drivers; and

-     maintain a sound safety record as drivers travel familiar routes.

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

Many of our customers depend on us to make delivery on a "just-in-time" basis, meaning that parts or raw materials are scheduled for delivery as they are needed on the manufacturer's production line. The need for this service is a product of modern manufacturing and assembly methods that are designed to drastically decrease inventory levels and handling costs. Such requirements place a premium on the freight carrier's delivery performance and reliability. Approximately 83% of our deliveries to customers during 2002 were made on a just-in-time basis.

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

The current operating environment is characterized by the following:

- Freight rates have remained relatively stable despite the slowing economy, and the low level of truck orders may keep equipment capacity at a favorable position.

- Rising unemployment has benefited the trucking industry by making it easier to recruit new drivers.

- Price increases by insurance companies, rising fuel costs, and erosion of equipment values in the used truck market offset these positive industry trends.

- In the last two years, many less profitable or undercapitalized carriers have been forced to consolidate or to exit the industry.

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

Our marketing efforts are conducted by a sales staff of six employees who are located in our major markets and supervised from our headquarters. These individuals emphasize profitability by maintaining an even flow of freight traffic (taking into account the balance between originations and destinations in a given geographical area) and high utilization, and minimizing movement of empty equipment.

Our five largest customers, for which we provide carrier services covering a number of geographic locations, accounted for approximately 55%, 59% and 74% of our total revenues in 2000, 2001 and 2002, respectively. General Motors Corporation accounted for approximately 33%, 40% and 56% of our revenues in 2000, 2001 and 2002, respectively.

We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. Approximately 50%, 55% and 68% of our revenues were derived from transportation services provided to the automobile industry during 2000, 2001 and 2002, respectively. This portion of our business, however, is spread over 16 assembly plants and 50 supplier/vendors located throughout North America, which we believe reduces the risk of a material loss of business.

REVENUE EQUIPMENT

At December 31, 2002, we operated a fleet of 1,781 tractors and 3,973 trailers. We operate late-model, well-maintained premium tractors to help attract and retain drivers, promote safe operations, minimize maintenance and repair costs, and improve customer service by minimizing service interruptions caused by breakdowns. We evaluate our equipment decisions based on factors such as initial cost, useful life, warranty terms, expected maintenance costs, fuel economy, driver comfort, customer needs, manufacturer support, and resale value. Our current policy is to replace most of our tractors within 500,000 miles, which normally occurs 30 to 48 months after purchase. At December 31, 2002, 1,646 of our 1,781 tractors had guaranteed residual buy-back or trade-in values. The following table provides information regarding our tractor and trailer turnover and the age of our fleet over the past three years:

                                                        2000      2001      2002
                                                        ----      ----      ----
Tractors
--------
     Additions                                           304       505       430
     Deletions                                           359       258       309
     End of year total                                 1,413     1,660     1,781
     Average age at end of year (in years)               1.7       1.8       2.1
Trailers
--------
     Additions                                            51       228       127
     Deletions                                           138        55        86
     End of year total                                 3,759     3,932     3,973
     Average age at end of year (in years)               4.7       5.3       5.7


We historically have contracted with owner-operators to provide and operate a small portion of our tractor fleet. Owner-operators provide their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. We believe that a combined fleet complements our recruiting efforts and offers greater flexibility in responding to fluctuations in shipper demand. At December 31, 2002 the Company's tractor fleet included 130 owner-operator tractors.

TECHNOLOGY

We have installed Qualcomm Omnitracs(TM)display units in all of our tractors. The Omnitracs system is a satellite-based global positioning and communications system that allows fleet managers to communicate directly with drivers. Drivers can provide location status and updates directly to our computer, saving telephone usage cost and increasing productivity and convenience. The Omnitracs system provides us with accurate estimated time of arrival information, which optimizes load selection and service levels to our customers. In order to optimize our tractor-to-trailer ratio, we have also installed Qualcomm TrailerTracs(TM) tracking units in all of our trailers. The TrailerTracs system is a tethered trailer tracking product that enables us to more efficiently track the location of all trailers in our inventory as they connect to and disconnect from Qualcomm-equipped tractors.

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

MAINTENANCE

We have a strictly enforced comprehensive preventive maintenance program for our tractors and trailers. Inspections and various levels of preventive maintenance are performed at set mileage intervals on both tractors and trailers. Although a significant portion of maintenance is performed at our primary maintenance facility in Tontitown, Arkansas, we have additional maintenance facilities in West Memphis, Arkansas; Jacksonville, Florida; Effingham, Illinois; Columbia, Mississippi; Springfield, Missouri; Riverdale, New Jersey; Warren and Willard, Ohio; Oklahoma City, Oklahoma; and El Paso, Irving and Laredo, Texas. These facilities enhance our preventive and routine maintenance operations and are strategically located on major transportation routes where a majority of our freight originates and terminates. A maintenance and safety inspection is performed on all vehicles each time they return to a terminal.

Our tractors carry full warranty coverage for at least three years or 350,000 miles. Extended warranties are negotiated with the tractor manufacturer and manufacturers of major components, such as engine, transmission and differential, for up to four years or 500,000 miles. Trailers are warranted by the manufacturer and major component manufacturers for up to five years.

DRIVERS

At December 31, 2002, we utilized 2,090 company drivers in our operations. We also had 130 owner-operators under contract compensated on a per mile basis. All of our drivers are recruited, screened, drug tested and trained and are subject to the control and supervision of our operations and safety departments. Our driver training program stresses the importance of safety and reliable, on-time delivery. Drivers are required to report to their driver managers daily and at the earliest possible moment when any condition en route occurs that might delay their scheduled delivery time.

In addition to strict application screening and drug testing, before being permitted to operate a vehicle our drivers must undergo classroom instruction on our policies and procedures, safety techniques as taught by the Smith System of Defensive Driving, and the proper operation of equipment, and must pass both written and road tests. Instruction in defensive driving and safety techniques continues after hiring, with seminars at our terminals in Tontitown, Arkansas; Jacksonville, Florida; Riverdale, New Jersey; Warren, Ohio; Oklahoma City, Oklahoma; and Irving, Texas. At December 31, 2002, we employed 62 persons on a full-time basis in our driver recruiting, training and safety instruction programs.

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

FACILITIES

We are headquartered and maintain our primary terminal, maintenance facilities and corporate and administrative offices in Tontitown, Arkansas, which is located in northwest Arkansas, a major center for the trucking industry and where support services, including warranty repair services, for most major tractor and trailer equipment manufacturers are readily available. We also maintain dispatch offices at our headquarters in Tontitown, Arkansas, as well as at our offices in Jacksonville, Florida; Breese, Illinois; Columbia, Mississippi; Warren and Willard, Ohio; Oklahoma City, Oklahoma; Riverdale and Paulsboro, New Jersey; and Irving and Laredo, Texas. These regional dispatch offices facilitate communications with both our customers and drivers.

INTERNET WEB SITE

The Company maintains a web site where additional information concerning its business can be found. The address of that web site is www.pamt.com. The
Company makes available free of charge on its Internet web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files or furnishes such materials to the SEC.

EMPLOYEES

At December 31, 2002, we employed 2,538 persons, of whom 2,090 were drivers, 143 were maintenance personnel, 148 were employed in operations, 29 were employed in marketing, 62 were employed in safety and personnel, and 66 were employed in general administration and accounting. None of our employees are represented by a collective bargaining unit and we believe that our employee relations are good.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

   Our executive officers are as follows:

                                                                YEARS OF SERVICE
           NAME          AGE      POSITION WITH COMPANY            WITH P.A.M.
     ----------------    ---      -----------------------       ----------------
     Robert W. Weaver     53      President and Chief Executive          20
                                  Officer

     W. Clif Lawson       49      Executive Vice President and           18
                                  Chief Operating Officer

     Larry J. Goddard     44      Vice President - Finance,              15
                                  Chief Financial Officer,
                                  Secretary and Treasurer

Each of our executive officers has held his present position with the company for at least the last five years. We have entered into employment agreements with our executive officers with terms extending through 2004.

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

Our business is dependent upon a number of factors that may have a material adverse effect on the results of our operations, many of which are beyond our control. These factors include significant increases or rapid fluctuations in fuel prices, excess capacity in the trucking industry, surpluses in the market for used equipment, interest rates, fuel taxes, license and registration fees, insurance premiums, self-insurance levels, and difficulty in attracting and retaining qualified drivers and independent contractors.

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

Numerous competitive factors could impair our ability to maintain our current profitability. These factors include the following:

- we compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers and railroads, some of which have more equipment and greater capital resources than we do;

- some of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates, maintain our margins or maintain significant growth in our business;

- many customers reduce the number of carriers they use by selecting so-called "core carriers" as approved service providers, and in some instances we may not be selected;

- many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some of our business to competitors;

- the trend toward consolidation in the trucking industry may create other large carriers with greater financial resources and other competitive advantages relating to their size and with whom we may have difficulty competing;

- advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments;

- competition from Internet-based and other logistics and freight brokerage companies may adversely affect our customer relationships and freight rates; and

- economies of scale that may be passed on to smaller carriers by procurement aggregation providers may improve their ability to compete with us.

We are highly dependent on our major customers, the loss of one or more of which could have a material adverse effect on our business.

A significant portion of our revenue is generated from our major customers. For 2002, our top five customers, based on revenue, accounted for approximately 74% of our revenue, and our largest customer, General Motors Corporation, accounted for approximately 56% of our revenue. We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. As a result, concentration of our business within the automobile industry is greater than the concentration in a single customer. Approximately 68% of our revenues for 2002 were derived from transportation services provided to the automobile industry.

Generally, we do not have long-term contractual relationships with our major customers, and we cannot assure that our customer relationships will continue as presently in effect. A reduction in or termination of our services by our major customers could have a material adverse effect on our business and operating results.

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

We are highly dependent upon the services of the following key employees: Robert
W. Weaver, our President and Chief Executive Officer; W. Clif Lawson, our Executive Vice President and Chief Operating Officer; and Larry J. Goddard, our Vice President and Chief Financial Officer. We do not maintain key-man life insurance on any of these executives. The loss of any of their services could have a material adverse effect on our operations and future profitability. We must continue to develop and retain a core group of managers if we are to realize our goal of expanding our operations and continuing our growth. We cannot assure that we will be able to do so.

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


ITEM 2.  PROPERTIES.
--------------------

Our executive offices and primary terminal facilities, which we own, are located in Tontitown, Arkansas. These facilities are located on approximately 49.3 acres and consist of 79,193 square feet of office space and maintenance and storage facilities. We are currently in the process of expanding this facility.

Our subsidiaries lease terminal facilities in West Memphis, Arkansas; Jacksonville, Florida; Springfield, Missouri; Riverdale and Paulsboro, New Jersey; Warren, Ohio; Oklahoma City, Oklahoma; and Laredo, and El Paso, Texas; our terminal facilities in Columbia, Mississippi; Irving, Texas; and Willard, Ohio are owned. The leased facilities are leased primarily on a month-to-month basis, and provide on-the-road maintenance and trailer drop and relay stations.

We also have access to trailer drop and relay stations in various locations across the country. We lease certain of these facilities on a month-to-month basis from an affiliate of our largest shareholder.

We believe that all of the properties that we own or lease are suitable for their purposes and adequate to meet our needs.


ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

On October 10, 2002, a suit was filed against one of the Company's subsidiaries and is entitled "The Official Committee of Unsecured Creditors of Bill's Dollar Stores, Inc. v. Allen Freight Services Co." The suit, which has been filed in the United States Bankruptcy Court for the District of Delaware, alleges preferential transfers of $660,055 were made to the defendant, Allen Freight Services Co., within the 90 day period preceding the bankruptcy petition date of Bill's Dollar Stores, Inc. The suit is currently in pretrial proceedings.

In addition to the specific legal action mentioned above, the nature of the our business routinely results in litigation, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. We believe that all such routine litigation is adequately covered by insurance and that adverse results in one or more of those cases would not have a material adverse effect on our financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

No matters were submitted to a vote of our security holders during the fourth quarter ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------------------------------------------------------------------------------

Our common stock is traded on the Nasdaq National Market under the symbol PTSI. The following table sets forth, for the quarters indicated, the range of the high and low bid prices per share for our common stock as reported on the Nasdaq National Market. The bid prices in the tables below do not include retail mark-up, mark-down or commission.

Calendar Year Ended December 31, 2002
                                           HIGH       LOW
                                           -----      ----
                  First Quarter           $26.00    $12.68
                  Second Quarter           27.55     22.25
                  Third Quarter            26.23     18.89
                  Fourth Quarter           26.30     18.15

Calendar Year Ended December 31, 2001
                                           HIGH       LOW
                                           -----      ----
                  First Quarter            $9.84     $7.00
                  Second Quarter           10.00      5.88
                  Third Quarter            12.00      9.10
                  Fourth Quarter           12.85      8.60


As of February 28, 2003, there were approximately 220 holders of record of our common stock. We have not declared or paid any cash dividends on our common stock. The policy of our board of directors is to retain earnings for the expansion and development of our business. Future dividend policy and the payment of dividends, if any, will be determined by the board of directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the board.


ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

The following selected financial and operating data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Report.

                                                               YEAR ENDED DECEMBER 31,
                                               2002         2001        2000         1999         1998
                                            ---------    ---------   ---------    ---------    ---------
                                                      (in thousands, except per share amounts)
Statement of operations data:
Operating revenues                          $ 264,012    $ 225,794   $ 205,245    $ 207,381    $ 143,164
                                            ---------    ---------   ---------    ---------    ---------
Operating expenses:
   Salaries, wages and benefits               115,432      100,359      90,680       90,248       65,169
   Operating supplies                          51,161       43,289      37,728       35,246       26,511
   Rent and purchased transportation            9,780       10,526      12,542       13,309        1,082
   Depreciation and amortization               24,715       20,300      18,806       18,392       14,003
   Operating taxes and licenses                13,467       11,936      11,140       11,334        8,388
   Insurance and claims                        12,786       10,202       8,674        7,945        6,069
   Communications and utilities                 2,284        2,320       2,234        2,365        1,583
   Other                                        4,620        4,707       3,756        4,388        3,131
   (Gain) loss on sale or
    disposal of property                          127          886         285         (301)         168
                                            ---------    ---------   ---------    ---------    ---------
Total operating expenses                      234,372      204,525     185,845      182,926      126,104
                                            ---------    ---------   ---------    ---------    ---------
Operating income                               29,640       21,269      19,400       24,455       17,060
Interest expense                               (1,985)      (4,477)     (5,048)      (5,650)      (3,830)
Other                                               -            -           -            -            1
                                            ---------    ---------   ---------    ---------    ---------
Income before income taxes                     27,655       16,792      14,352       18,805       13,231
Income taxes                                   11,062        6,721       5,694        7,536        5,158
                                            ---------    ---------   ---------    ---------    ---------
Net income                                  $  16,593    $  10,071   $   8,658    $  11,269    $   8,073
                                            =========    =========   =========    =========    =========
Earnings per common share:
Basic                                         $  1.56      $  1.18     $  1.02      $  1.34      $  0.97
                                              =======      =======     =======      =======      =======
Diluted                                       $  1.55      $  1.18     $  1.02      $  1.33      $  0.96
                                              =======      =======     =======      =======      =======
Average common shares outstanding-Basic        10,669        8,522       8,455        8,393        8,306
                                              =======      =======     =======      =======      =======
Average common shares outstanding-Diluted(1)   10,715        8,550       8,518        8,488        8,444
                                              =======      =======     =======      =======      =======

--------------------------------------------------------------------------------
(1) Diluted income per share for 2002, 2001, 2000, 1999 and 1998 assumes the exercise of stock options to purchase an aggregate of 86,324, 107,369, 208,602, 262,097 and 317,040 shares of common stock, respectively.

                                                                   AT DECEMBER 31,
                                               2002         2001        2000         1999         1998
                                             --------     --------    --------     --------     --------
Balance Sheet Data:                                                (in thousands)
Total Assets                                 $228,078     $182,516    $164,518     $168,961     $126,471
Long-term debt                                 20,175       47,023      42,073       55,617       44,816
Stockholders' equity                          144,452       72,597      62,210       53,365       41,457

                                                               YEAR ENDED DECEMBER 31,
                                               2002         2001        2000        1999         1998
                                             --------     --------    --------     --------     --------
Operating Data:
Operating ratio (1)                             88.8%        90.6%       90.5%        88.2%        88.1%
Average number of truckloads per week           6,463        5,399       5,169        4,885        3,425
Average miles per trip                            755          769         713          734          767
Total miles traveled (in thousands)           238,256      204,303     183,476      186,355      131,847
Average miles per tractor                     136,772      131,554     128,936      128,966      125,569
Average revenue per tractor per day           $   621      $   591     $   579      $   570       $  543
Average revenue per loaded mile               $  1.15      $  1.17     $  1.18      $  1.18       $ 1.15
Empty mile factor                                4.0%         5.5%        5.6%         5.4%         5.5%

At end of period:
Total company-owned/leased tractors             1,781(2)     1,660(3)    1,413(4)     1,468(5)     1,127(6)
Average age of all tractors (in years)           2.12         1.81        1.72         1.64         1.74
Total trailers                                  3,973        3,932       3,759        3,846(7)     2,784(8)
Average age of trailers (in years)               5.74         5.31        4.66         3.97         3.31
Number of employees                             2,538        2,424       2,154        1,899        1,656

-------------------------------------------------------------------------------
  (1) Total operating expenses as a percentage of total operating revenues.
  (2) Includes 130 owner operator tractors.
  (3) Includes 135 owner operator tractors.
  (4) Includes 117 owner operator tractors.
  (5) Includes 148 owner operator tractors.
  (6) Includes 94 owner operator tractors.
  (7) Includes 21 trailers leased from an affiliate of our majority shareholder.
  (8) Includes 46 trailers leased from an affiliate of our majority shareholder.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
            OF OPERATIONS.
            --------------

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note 1 to the consolidated financial statements. The policies described below represent those that are broadly applicable to its operations and involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related amounts.

Accounts Receivable. We continuously monitor collections and payments from our customers, third party and vendor receivables and maintain a provision for estimated credit losses based upon our historical experience and any specific collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

Property,  plant  and  equipment.    Management  must  use  its  judgment in the
selection of estimated useful lives and salvage values for purposes of depreciating tractors and trailers which do not have guaranteed residual values. Estimates of salvage value at the expected date of trade-in or sale are based on the expected market values of equipment at the time of disposal.

Self Insurance. The Company is self-insured for health and workers' compensation benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred, but not reported (IBNR) claims. IBNR claims are estimated using historical lag information and other data provided by claims administrators. This estimation process is subjective, and to the extent that future actual results differ from original estimates, adjustments to recorded accruals may be necessary.

Revenue Recognition. Revenue is recognized in full upon completion of delivery to the receivers location. For freight in transit at the end of a reporting period, the Company recognizes revenue prorata based on relative transit miles completed as a portion of the estimated total transit miles with estimated expenses recognized upon recognition of the related revenue.

Prepaid Tires. Tires purchased with revenue equipment are capitalized as a cost of the related equipment. Replacement tires are included in prepaid expenses and deposits and are amortized over a 24-month period. Substantially all tires are recapped with the cost of recapping expensed when incurred.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.

                                                       YEARS ENDED DECEMBER 31,
                                                    2002         2001         2000
                                                    ----         ----         ----
Operating revenues                                 100.0%       100.0%       100.0%
                                                   -----        -----        -----
Operating  expenses:
   Salaries, wages and benefits                     43.7         44.4         44.2
   Operating supplies                               19.4         19.2         18.4
   Rent and purchased transportation                 3.7          4.7          6.1
   Depreciation and amortization                     9.4          9.0          9.2
   Operating taxes and licenses                      5.1          5.3          5.4
   Insurance and claims                              4.8          4.5          4.2
   Communications and utilities                      0.9          1.0          1.1
   Other                                             1.7          2.1          1.8
   (Gain) loss on sale or disposal of property       0.0          0.4          0.1
                                                   -----        -----        -----
Total operating expenses                            88.7         90.6         90.5
                                                   -----        -----        -----
Operating income                                    11.3          9.4          9.5
Interest expense                                    (0.8)        (2.0)        (2.5)
                                                   -----        -----        -----
Income before income taxes                          10.5          7.4          7.0
Federal and state income taxes                       4.2          3.0          2.8
                                                   -----        -----        -----
Net income                                           6.3%         4.4%         4.2%
                                                   =====        =====        =====

2002 COMPARED TO 2001

For the year ended December 31, 2002, our revenues were $264.0 million as compared to $225.8 million for the year ended December 31, 2001. The increase was due to improved utilization of existing revenue equipment and an increase in the average number of tractors from 1,553 in 2001 to 1,742 in 2002. Improved utilization of existing revenue equipment resulted in a 5.1% increase in average revenue generated per tractor each work day from $591 in 2001 to $621 in 2002.

Salaries, wages and benefits decreased from 44.4% of revenues in 2001 to 43.7% of revenues in 2002. While total salaries and wages costs did increase during 2002, the increase in revenues caused these costs to continue at approximately the same percentage of revenue. The decrease, as a percent of revenues, relates to a decrease in the amount reserved for employee health claims incurred but not reported.

Rent and purchased transportation decreased from 4.7% of revenues in 2001 to 3.7% of revenues in 2002. The decrease relates primarily to a decrease in amounts paid to other transportation companies in the form of brokerage fees thereby resulting in a shift of costs for driver wages, fuel and equipment costs, although to a lesser extent, to the Company's other operating expense categories.

Depreciation and amortization increased from 9.0% of revenues in 2001 to 9.4% of revenues in 2002. The increase was primarily due to the combined effect of higher purchase prices for new equipment and lower guaranteed residual values offered by the manufacturer.

Insurance and claims increased from 4.5% of revenues in 2001 to 4.8% of revenues in 2002. The increase relates primarily to an increase in rates for auto liability insurance coverage.

Other expenses decreased from 2.1% of revenues in 2001 to 1.7% of revenues in 2002. The decrease relates primarily to the expiration of non-compete agreements with certain employees of a previously acquired company.

Interest expense decreased from 2.0% of revenues in 2001 to 0.8% of revenues in 2002 due to a decrease in interest rates and to the repayment of debt as discussed in the "Liquidity and Capital Resources" section of this report.

Our effective tax rate remained constant at 40.0% during 2001 and 2002, however, increased net income resulted in an increase in the provision for income taxes from $6.7 million in 2001 to $11.1 million in 2002.

Net income increased to $16.6 million, or 6.3% of revenues, in 2002 from $10.1 million, or 4.4% of revenues in 2001, representing an increase in diluted net income per share to $1.55 in 2002 from $1.18 in 2001.

2001 COMPARED TO 2000

For the year ended December 31, 2001, our revenues were $225.8 million as compared to $205.2 million for the year ended December 31, 2000. The increase relates primarily to an increase in the average number of tractors, from 1,423 in 2000 to 1,553 in 2001, and an increase in our utilization (revenue per tractor per work day), which increased 2.1%, from $579 in 2000 to $591 in 2001.

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

Net income increased to $10.1 million, or 4.4% of revenues, in 2001 from $8.7 million, or 4.2% of revenues in 2000, representing an increase in diluted net income per share to $1.18 in 2001 from $1.02 in 2000.

QUARTERLY RESULTS OF OPERATIONS

The following table presents selected consolidated financial information for each of our last eight fiscal quarters through December 31, 2002. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the quarterly information.

                                                           QUARTER ENDED
                          ---------------------------------------------------------------------------------
                          MAR. 31,  JUNE 30,  SEPT. 30,  DEC. 31,   MAR. 31,  JUNE 30,  SEPT. 30,  DEC. 31,
                            2001      2001      2001       2001       2002      2002       2002       2002
                          ------    -------   -------    -------    -------   --------   -------    -------
                                                             (unaudited)
                                            (in thousands, except earnings per share data)
Operating revenues        $58,406   $57,462   $53,662    $56,264    $63,313    $70,841    $65,034   $64,824
Total operating expenses   52,861    51,502    49,192     50,970     56,331     62,082     58,062    57,897
Operating income            5,545     5,960     4,470      5,294      6,982      8,759      6,972     6,927
Net income                  2,639     2,885     2,002      2,545      3,606      5,034      3,957     3,996
Earnings per common share:
Basic                       $0.31     $0.34     $0.23      $0.30      $0.40      $0.45      $0.35     $0.35
                            =====     =====     =====      =====      =====      =====      =====     =====
Diluted                     $0.31     $0.34     $0.23      $0.30      $0.40      $0.45      $0.35     $0.35
                            =====     =====     =====      =====      =====      =====      =====     =====

LIQUIDITY AND CAPITAL RESOURCES

During 2002, we generated $48.9 million in cash from operating activities compared to $31.4 million and $32.5 million in 2001 and 2000, respectively. Investing activities used $30.4 million in cash during 2002 compared to $36.7 million and $17.7 million in 2001 and 2000, respectively. The cash used in all three years related primarily to the purchase of revenue equipment (tractors and trailers) used in our operations. Financing activities generated $11.4 million in cash during 2002 compared to cash generated by financing activities of $5.7 million in 2001 and cash used in financing activities of $17.9 million in 2000. In all three years, the cash used in financing activities was primarily for repayment of long-term borrowings incurred to finance the purchase of revenue equipment used in our operations. (See Cash Flow Statement on page 30.)

Our primary use of funds is for the purchase of revenue equipment. We typically use our existing lines of credit on an interim basis, in addition to cash flows from operations, to finance capital expenditures and repay long-term debt. During 2001 and 2002, we utilized cash on hand and our lines of credit to finance revenue equipment purchases for an aggregate of $39.4 million and $35.9 million, respectively.

Occasionally we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 48 months. At December 31, 2002, we had outstanding indebtedness under such installment notes of $1.1 million. As of February 28, 2003, we had approximately $900,000 in outstanding indebtedness under such installment notes, with various maturity dates through February 2004. The weighted average interest rates on these installment notes were 7.16%, 6.32% and 6.75% for 2002, 2001 and 2000, respectively.

We maintain two $20.0 million revolving lines of credit (Line A and Line B) with separate financial institutions. Amounts outstanding under Line A bear interest at LIBOR (determined as of the first day of each month) plus 1.40%, are secured by our accounts receivable and mature on May 31, 2004. At December 31, 2002, $1.7 million in letters of credit were outstanding under Line A, with availability to borrow $18.3 million. Amounts outstanding under Line B bear interest at LIBOR (on the last day of the previous month) plus 1.15%, are secured by revenue equipment and mature on November 30, 2004. At December 31, 2002, Line B was fully utilized with $20.0 million outstanding. In an effort to reduce interest rate risk associated with these floating rate facilities, we have entered into interest rate swap agreements in an aggregate notional amount of $20.0 million. For additional information regarding the interest rate swap agreements, see Item 7A of this Report.

During March and April 2002, the Company received net proceeds of approximately $54.8 million from a public offering of 2,621,250 shares of its common stock. The Company repaid approximately $43.0 million of long-term debt obligations with the proceeds and intends to use the remaining proceeds to fund its capital expenditures and to finance general working capital needs.

Our cash flows from operations increased to $48.9 million in 2002 compared to $31.4 million in 2001. This is due to an increase in cash provided by the excess of cash revenues over cash expenses and management of accounts payable offset by an increase in accounts receivable. The purchase of property and equipment in 2002 required less cash than was required for those purchases in 2001. The proceeds of the issuance of common stock provided $54.5 million which was used primarily to reduce outstanding debt. Common stock proceeds in excess of debt reductions was retained at December 31, 2002, for future corporate purposes.

For 2003, we expect to purchase approximately 500 new tractors and approximately 770 trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $36.4 million. We are also in the process of expanding our corporate headquarters at our main facility in Tontitown, Arkansas, which we expect to finance from cash on hand.

On January 31, 2003, the Company closed the purchase of substantially all of the assets of East Coast Transport and Logistics, Inc., a freight brokerage operation based in New Jersey. In connection with this acquisition, the Company issued to the seller an installment note in the amount of approximately $5.0 million at an interest rate of 6% and paid cash of approximately $1.6 million utilizing existing cash.

On February 19, 2003, the Company entered into a non-binding letter of intent to purchase for cash certain assets of McNeill Trucking Company, Inc., a truckload carrier based in Little Rock, Arkansas. Consummation of the transaction is subject to the satisfactory completion of a due diligence investigation, negotiation of a definitive agreement and any required regulatory approvals.

Regardless of whether we consummate the proposed acquisition of McNeill Trucking Company, Inc., we expect that our working capital and available credit under our credit lines will be sufficient to meet our capital commitments and fund our operating needs for at least the next twelve months.

INSURANCE

With respect to physical damage for tractors, cargo loss and auto liability, the Company maintains insurance coverage to protect it from certain business risks. These policies are with various carriers and have per occurrence deductibles of $2,500, $5,000 and $2,500 respectively. The Company elected in 2002 to self insure itself for physical damage to trailers. During 2001, the Company changed its workers' compensation coverage in Arkansas, Oklahoma, Mississippi and Florida from a fully insured first dollar policy to a fully insured policy with a $350,000 per occurrence deductible. The company continues to be self insured for workers' compensation claims in the State of Ohio with a $350,000 self insured retention with excess insurance. The Company has reserved for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers' compensation claims. Letters of credit aggregating $1,550,000 are held by a bank as security for workers' compensation claims and letters of credit aggregating $150,000 are held by a bank for auto liability claims. The Company self insures for employee health claims with a stop loss of $150,000 per covered employee per year and estimates its liability for claims incurred but not reported.

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

Competition for drivers has increased in recent years, leading to increased labor costs. While increases in fuel and driver costs affect our operating costs, we do not believe that the effects of such increases are greater for us than for other trucking concerns.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
--------------------------------------------------------------------

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

COMMODITY PRICE RISK

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. For 2002 and 2001, fuel expenses represented 15.0% and 15.7%, respectively, of our total operating expenses. Based upon our 2002 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by $3.5 million.

In August 2000 and July 2001, we entered into agreements to obtain price protection and reduce a portion of our exposure to fuel price fluctuations. Under these agreements, we were obligated to purchase minimum amounts of diesel fuel per month, with a price protection component, for the six month periods ended March 31, 2001 and February 28, 2002. The agreements also provide that if during the 48 months commencing April 2001, the price of heating oil on the New York Mercantile Exchange ("NY MX HO") falls below $.58 per gallon, we are obligated to pay, for a maximum of twelve different months selected by the contract holder during such 48-month period, the difference between $.58 per gallon and NY MX HO average price, multiplied by 900,000 gallons. Accordingly, in any month in which the holder exercises such right, we would be obligated to pay the holder $9,000 for each cent by which $.58 exceeds the average NY MX HO price for that month. For example, the NY MX HO average price during February 2002 was approximately $.54, and if the holder were to exercise its payment right, we would be obligated to pay the holder approximately $36,000. In addition, if during any month in the twelve-month period commencing January 2005, the average NY MX HO is below $.58 per gallon, we will be obligated to pay the contract holder the difference between $.58 and the average NY MX HO price for such month, multiplied by 1,000,000 gallons. The agreements are stated at their fair value of $750,000 which is included in accrued liabilities in the accompanying Consolidated Financial Statements.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

    The following statements are filed with this report:

       Report of Independent Public Accountants
       Consolidated Balance Sheets - December 31, 2002 and 2001
       Consolidated Statements of Income - Years ended December 31, 2002, 2001 and 2000
       Consolidated Statements of Shareholders' Equity - Years ended
         December 31, 2002, 2001 and 2000
       Consolidated Statements of Cash Flows - Years ended December 31, 2002,
         2001 and 2000
       Notes to Consolidated Financial Statements



                          INDEPENDENT AUDITORS' REPORT


The Board of Directors of
P.A.M. Transportation Services, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of the Company as of December 31, 2001, and for each of the two years in the period then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 21, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of P.A.M. Transportation Services, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for goodwill to conform to Statement of Financial
Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.


/s/ Deloitte & Touche LLP

March 12, 2003
Little Rock, Arkansas




THE FOLLOWING IS A COPY OF A REPORT ISSUED BY ARTHUR ANDERSEN LLP AND INCLUDED IN THE 2001 FORM 10-K REPORT FILED ON MARCH 1, 2002. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP, AND ARTHUR ANDERSEN LLP HAS NOT CONSENTED TO
ITS  USE  IN  THIS FORM 10-K.  SEE ITEM 9 AND EXHIBIT 23.2 FOR MORE INFORMATION.

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


/s/ Arthur Andersen LLP

Tulsa, Oklahoma
February 21, 2002



P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001 (in thousands)
-----------------------------------------------------
                                                               2002               2001
                                                             --------           --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                  $ 30,766            $   896
  Accounts receivable, net:
    Trade                                                      34,231             24,327
    Other                                                       1,221                744
  Inventories                                                     411                255
  Prepaid expenses and deposits                                 3,647              3,980
  Deferred income taxes                                           127                342
  Income taxes refundable                                         281                393
                                                             --------           --------
       Total current assets                                    70,684             30,937

PROPERTY AND EQUIPMENT:
  Land                                                          2,237              2,237
  Structures and improvements                                   7,552              4,336
  Revenue equipment                                           215,509            198,482
  Service vehicles                                                805                595
  Office furniture and equipment                                7,056              6,252
                                                             --------           --------
                                                              233,159            211,902
  Accumulated depreciation                                    (85,787)           (70,190)
                                                             --------           --------
                                                              147,372            141,712
OTHER ASSETS:
  Goodwill, net of amortization of $1,782                       8,102              8,102
  Other                                                         2,162              1,635
                                                             --------           --------
                                                               10,264              9,737
                                                             --------           --------
      Total assets                                           $228,320           $182,386
                                                             ========           ========
                                                                              (Continued)
              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable                                     $ 15,725           $  7,800
  Accrued expenses                                              9,601              8,722
  Current portion of long-term debt                             1,017             17,692
                                                             --------           --------
      Total current liabilities                                26,343             34,214

  Long-term debt, less current portion                         20,175             47,023

  Deferred income taxes                                        37,350             28,552

SHAREHOLDERS EQUITY:
  Preferred  stock,  $.01  par  value:
    Authorized  shares--10,000,000
    Issued and outstanding shares: 0 at December 31,
      2002 and 2001
  Common stock, $.01 par value:
    Authorized shares--40,000,000
    Issued and outstanding shares: 11,282,207 and 8,611,957
      at December 31, 2002 and 2001, respectively                 113                 86
  Additional paid-in capital                                   76,193             20,461
  Accumulated other comprehensive loss                         (1,005)              (508)
  Retained earnings                                            69,151             52,558
                                                             --------           --------
      Total shareholders equity                               144,452             72,597
                                                             --------           --------
 TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                   $228,320           $182,386
                                                             ========           ========
See notes to consolidated financial statements.                               (Concluded)

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (in thousands, except share data)
-------------------------------------------------------------------------------

                                                2002             2001             2000
                                              --------         --------         --------
Operating revenues                            $264,012         $225,794         $205,245
Operating expenses and costs:
  Salaries, wages, and benefits                115,432          100,359           90,680
  Operating supplies and expenses               51,161           43,289           37,728
  Rents and purchased transportation             9,780           10,526           12,542
  Depreciation and amortization                 24,715           20,300           18,806
  Operating taxes and licenses                  13,467           11,936           11,140
  Insurance and claims                          12,786           10,202            8,674
  Communications and utilities                   2,284            2,320            2,234
  Other                                          4,620            4,707            3,756
  Loss on sale or disposal of equipment            127              886              285
                                              --------         --------         --------
                                               234,372          204,525          185,845
                                              --------         --------         --------
Operating income                                29,640           21,269           19,400

Interest expense                                (1,985)          (4,477)          (5,048)
                                              --------         --------         --------

Income before income taxes                      27,655           16,792           14,352
Federal and state income taxes:
  Current                                        1,718            1,301            1,056
  Deferred                                       9,344            5,420            4,638
                                              --------         --------         --------
                                                11,062            6,721            5,694
                                              --------         --------         --------
Net income                                    $ 16,593         $ 10,071         $  8,658
                                              ========         ========         ========
Earnings per common share:
  Basic                                       $   1.56         $   1.18         $   1.02
                                              ========         ========         ========
  Diluted                                     $   1.55         $   1.18         $   1.02
                                              ========         ========         ========

Average common shares outstanding:
  Basic                                         10,669            8,522            8,455
                                              ========         ========         ========
  Diluted                                       10,715            8,550            8,518
                                              ========         ========         ========

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (in thousands)
------------------------------------------------------------

                                               ADDITIONAL   ACCUMULATED       OTHER
                                      COMMON    PAID-IN    COMPREHENSIVE   COMPREHENSIVE    RETAINED
                                       STOCK    CAPITAL        INCOME          LOSS         EARNINGS      TOTAL
                                      ------    -------    -------------   -------------    --------      -----
BALANCE AT DECEMBER 31, 1999           $  84   $ 19,452                                     $ 33,829    $ 53,365

  Net income                                                                                   8,658       8,658
  Exercise of stock options-shares
    issued                                 1        186                                                      187
                                      ------   --------                       --------       -------    --------
BALANCE AT DECEMBER 31, 2000              85     19,638                                       42,487      62,210

  Components of comprehensive income:
    Net earnings                                              $ 10,071                        10,071      10,071
    Other comprehensive loss-
       Unrealized loss on hedge,
         net of tax of $339                                       (508)           (508)                     (508)
                                                              --------
    Total comprehensive income                                $  9,563
                                                              ========
  Exercise of stock options-shares
    issued                                 1        823                                                      824
                                      ------   --------                       --------       -------    --------
BALANCE AT DECEMBER 31, 2001              86     20,461                           (508)       52,558      72,597

  Components of comprehensive income:
    Net earnings                                              $ 16,593                        16,593      16,593
    Other comprehensive loss -
      Unrealized loss on hedge,
         net of tax of $331                                       (497)           (497)                     (497)
                                                              --------
    Total comprehensive income                                $ 16,096
                                                              ========
  Stock options-deferred stock
    compensation                                    478                                                      478
  Issuance of common stock                26     54,732                                                   54,758
  Exercise of stock options-
    shares issued including tax
    benefits                               1        522                                                      523
                                      ------   --------                       --------      --------    --------
BALANCE AT DECEMBER 31, 2002         $   113   $ 76,193                       $ (1,005)     $ 69,151    $144,452
                                      ======   ========                       ========      ========    ========

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002 AND 2001 (in thousands)
-----------------------------------------------------

                                                                   2002            2001            2000
                                                                 --------        --------        --------
OPERATING ACTIVITIES:
  Net income                                                     $ 16,593        $ 10,071        $  8,658
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                  24,715          20,300          18,806
    Bad debt expense                                                1,028             897              29
    Non-competition agreement amortization                                            131             131
    Provision for deferred income taxes                             9,344           5,420           4,638
    Loss on sale or disposal of equipment                             127             886             285
    Changes in operating assets and liabilities, net
       of acquisition:
      Accounts receivable                                         (11,516)         (2,453)           (271)
      Prepaid expenses, inventories, and other assets                (349)           (763)            592
      Income taxes refundable                                        (357)            235            (516)
      Trade accounts payable                                        7,925          (3,927)           (295)
      Accrued expenses                                              1,357             648             400
                                                                 --------        --------        --------
      Net cash provided by operating activities                    48,867          31,445          32,457
                                                                 --------        --------        --------
INVESTING ACTIVITIES:
  Purchases of property and equipment                             (42,067)        (47,515)        (30,732)
  Proceeds from sale or disposal of equipment                      11,565          10,536          12,842
  Lease payments received on direct financing leases                  107             232             231
                                                                 --------        --------        --------
      Net cash used in investing activities                       (30,395)        (36,747)        (17,659)

FINANCING ACTIVITIES:
  Borrowings under line of credit                                 362,148         278,147         196,472
  Repayments under line of credit                                (371,224)       (258,197)       (191,295)
  Borrowings of long-term debt                                      1,459           7,943           4,384
  Repayments of long-term debt                                    (35,907)        (23,004)        (27,158)
  Proceeds from issuance of common stock                           54,538
  Other                                                               384             824            (273)
                                                                 --------        --------        --------
      Net cash provided by (used in) financing activities          11,398           5,713         (17,870)
                                                                 --------        --------        --------
Net increase (decrease) in cash and cash equivalents               29,870             411          (3,072)

Cash and cash equivalents at beginning of year                        896             485           3,557
                                                                 --------        --------        --------
Cash and cash equivalents at end of year                         $ 30,766        $    896        $    485
                                                                 ========        ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
    Interest                                                     $  2,100        $  4,500        $  5,100
                                                                 ========        ========        ========
    Income taxes                                                 $  1,500        $  1,100        $  1,100
                                                                 ========        ========        ========

See notes to consolidated financial statements.



P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
-----------------------------------------------------

1. ACCOUNTING POLICIES
----------------------
DESCRIPTION OF BUSINESS AND PRINCIPLES OF CONSOLIDATION - P.A.M. Transportation Services, Inc. ("the Company"), through its subsidiaries, operates as a truckload motor carrier.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: P.A.M. Transport, Inc., P.A.M. Special Services, Inc. (inactive as of December 31, 2002), P.A.M. Dedicated Services, Inc., P.A.M. Logistics, Inc. (inactive as of December 31, 2002), Choctaw Express, Inc., Choctaw Brokerage, Inc. (inactive as of December 31, 2002), Allen Freight Services, Inc., T.T.X., Inc., Transcend Logistics, Inc., and Decker Transport Co., Inc. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS-The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

TIRE PURCHASES-Tires purchased with revenue equipment are capitalized as a cost of the related equipment. Replacement tires are included in prepaid expenses and deposits and are amortized over a 24-month period. Amounts paid for the recapping of tires are expensed when incurred.

GOODWILL-Goodwill was being amortized on a straight-line basis over 25 years for years prior to 2002. Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, ("SFAS No. 142"), which requires the Company to assess acquired goodwill for impairment at least annually in the absence of an indicator of possible impairment, and immediately upon an indicator of possible impairment. The Company completed an assessment in accordance with the provisions of the standard in second quarter 2002 using data as of January 1, 2002, and determined there was no impairment as of the date of adoption of SFAS No. 142. We completed the annual assessment of impairment in the fourth quarter of 2002 and determined there was no impairment at that time. Based on the review for impairment indicators in the second half of 2002, we have determined that an impairment review is not required prior to our annual review during the fourth quarter of 2003.

REVENUE RECOGNITION POLICY-Revenue is recognized in full upon completion of delivery to the receivers location. For freight in transit at the end of a reporting period, the Company recognizes revenue prorata based on relative transit miles completed as a portion of the estimated total transit miles with estimated expenses recognized upon recognition of the related revenue.

REPAIRS AND MAINTENANCE-Repairs and maintenance costs are expensed as incurred.

PROPERTY AND EQUIPMENT-Property and equipment is recorded at cost, less accumulated depreciation. For financial reporting purposes, the cost of such property is depreciated principally by the straight-line method. For tax reporting purposes, accelerated depreciation or applicable cost recovery methods are used. Depreciation is recognized over the estimated asset life, considering the estimated salvage value of the asset. Gains and losses are reflected in the year of disposal. The following is a table reflecting estimated ranges of asset useful lives by major class of depreciable assets:

                                                     ESTIMATED
             ASSET CLASS                             ASSET LIFE
             -----------                             ----------
             Service vehicles                        3-5 years
             Office furniture and equipment          3-7 years
             Revenue equipment                       3-10 years
             Structures and improvements             5-30 years

INCOME TAXES-The Company applies the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). Under this method, deferred tax liabilities and assets are determined based on the difference between the financial reporting basis and the tax reporting basis of assets and liabilities using enacted tax rates.

BUSINESS SEGMENT AND CONCENTRATIONS OF CREDIT RISK-The Company operates in one business segment, motor carrier operations. The Company provides transportation services to customers throughout the United States and portions of Canada and Mexico. The Company performs ongoing credit evaluations and generally does not require collateral from its customers. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. In view of the concentration of the Company's revenues and accounts receivable among a limited number of customers within the automobile manufacturing industry, the financial health of this industry is a factor in the Company's overall evaluation of accounts receivable.

COMPENSATION TO EMPLOYEES-Stock based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. Stock-based compensation expense has been recognized for variable stock options in accordance with Interpretation 28 to APB Opinion No. 25. Stock-based compensation expense is not reflected in net income for non-variable stock options as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. During 2002, the Company adopted the disclosure provisions of SFAS No. 148 as described below and in Note 5.

RECENT ACCOUNTING PRONOUNCEMENTS-In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS No. 133"), which was amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133 ("SFAS No. 138"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 138 amends the accounting and reporting standards for certain derivative instruments and certain hedging activities, including the normal purchases and normal sales exception.

On January 1, 2001, the Company adopted SFAS No. 133. The Company had no transition adjustment as a result of adopting SFAS No. 133 on January 1, 2001.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141"), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, ("SFAS No. 142") and announced the approval for issuance of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143").

SFAS No. 141 requires all business combinations completed after June 30, 2001, to be accounted for under the purchase method. This standard also establishes for all business combinations made after June 30, 2001, specific criteria for the recognition of intangible assets separately from goodwill.

SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition. Goodwill and other intangibles that have indefinite lives will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. The Company adopted this statement on January 1, 2002. At that time, amortization of existing goodwill ceased. The adoption of SFAS No. 142 on January 1, 2002 did not have a material impact on the Company's financial position or results of operations.

SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: (i) the timing of liability recognition; (ii) initial measurement of the liability; (iii) allocation of asset retirement cost to expense; (iv) subsequent measurement of the liability; and (v) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. This standard becomes effective for fiscal years beginning after June 15, 2002. As of December 31, 2002, management believes that SFAS No. 143 will have no significant effect on the financial position or results of operations of the Company.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction", for the disposal of a segment of a business. This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002, and there was no a material impact on the Company's financial position or results of operations.

In May 2002, the FASB issued SFAS No. 145, Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2002 ("SFAS No. 145"). SFAS No. 145, rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishments of Debt made to Satisfy Sinking-Fund Requirements. Under the provisions of SFAS No. 145, gains and losses from extinguishment of debt can only be classified as extraordinary items if they meet the criteria in APB Opinion No. 30. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Earlier application is permitted. This statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar and is effective for transactions occurring after May 15, 2002. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions and are effective for financial statements issued on or after May 15, 2002. As of December 31, 2002, management believes that SFAS No. 145 will have no significant effect on the financial position or results of operations of the Company.

In July of 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 replaces EITF No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan as was required by EITF No. 94-3. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied to exit or disposal activities initiated after December 31, 2002. As of December 31, 2002, management believes that SFAS No. 146 will have no significant effect on the financial position or results of operations of the Company.

During December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, an Amendment of FASB Statement No. 123 ("SFAS No. 148"), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. Management has determined that adoption of the disclosure provisions of this statement did not have any effect on the financial position or results of operations of the Company during 2002 and expects no significant effect on future periods.

FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45") elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of annual periods ending after December 15, 2002. Management of the Company has not determined the effect, if any, of the application of the initial recognition and initial measurement provisions of FIN 45.

USE OF ESTIMATES-The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS-Certain 2001 and 2000 amounts have been reclassified to conform to the 2002 presentation.

2. ACCOUNTS RECEIVABLE
----------------------
Accounts receivable is presented net of an allowance for doubtful accounts as shown below. An analysis of changes in the allowance for the years ended December 31, 2002, 2001 and 2000 follows:

                                       2002            2001            2000
                                     --------        --------        --------
                                                  (in thousands)
   Balance, beginning of year        $  1,515        $    656        $    655
   Provision for bad debts              1,028             898              29
   Charge-offs                         (1,827)            (39)            (28)
                                     --------        --------        --------
   Balance, end of year              $    716        $  1,515        $    656
                                     ========        ========        ========

Both the 2002 provision for bad debt and charge-offs include a provision for a contingent liability relating to a preferential payment claim lawsuit filed by the creditors of one of the Company's subsidiaries (See Note 12). In addition, 2002 charge-offs reflect the write-off of items included in the 2001 provision for bad debts.

3. GOODWILL
-----------
A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of related income tax effect follows:

                                                     YEAR ENDED DECEMBER 31,
                                              2002           2001            2000
                                           ---------       ---------       ---------
                                                        (in thousands)
   Reported net income                     $  16,593       $  10,071       $   8,658
   Goodwill amortization, net of tax                             243             243
                                           ---------       ---------       ---------
   Adjusted net income                     $  16,593       $  10,314       $   8,901
                                           =========       =========       =========

   Adjusted net income per common share:
     Basic                                 $    1.56       $    1.21       $    1.05
                                           =========       =========       =========
     Diluted                               $    1.55       $    1.21       $    1.05
                                           =========       =========       =========

4. ACCRUED EXPENSES
-------------------
Accrued expenses at December 31 is summarized as follows:

                                              2002            2001
                                           ----------      ----------
                                                 (in thousands)
   Payroll                                 $    1,638      $    1,607
   Accrued vacation                             1,414             911
   Taxes                                        1,535           1,575
   Interest                                        73             159
   Driver escrows                                 893             803
   Self-insurance claims reserves               4,048           3,667
                                           ----------      ----------
                                           $    9,601      $    8,722
                                           ==========      ==========

5. CLAIMS LIABILITIES
---------------------
With respect to physical damage for tractors, cargo loss and auto liability, the Company maintains insurance coverage to protect it from certain business risks. These policies are with various carriers and have per occurrence deductibles of $2,500, $5,000 and $2,500, respectively. The Company elected in 2002 to self insure itself for physical damage to trailers. During 2001, the Company changed its workers' compensation coverage in Arkansas, Oklahoma, Mississippi and Florida from a fully insured first dollar policy to a fully insured policy with a $350,000 per occurrence deductible. The company continues to be self insured for workers' compensation claims in the State of Ohio with a $350,000 self insured retention with excess insurance. The Company has reserved for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers' compensation claims. Letters of credit aggregating $1,550,000 are held by a bank as security for workers' compensation claims and letters of credit aggregating $150,000 are held by a bank for auto liability claims. The Company self insures for employee health claims with a stop loss of $150,000 per covered employee per year and estimates its liability for claims incurred but not reported.

6. LONG-TERM DEBT
-----------------
Long-term debt at December 31 consists of the following:

                                                         2002            2001
                                                      ---------       ---------
                                                            (in thousands)
  Equipment financings (1)                            $   1,066       $  32,883
  Line of credit with a bank, due May 31, 2004
    and collateralized by accounts receivable (2)                         9,076
  Line of credit with a bank, due November 30, 2004
    and collateralized by revenue equipment (3)          20,000          20,000
  Note payable (4)                                                        1,810
  Other (5)                                                 126             946
                                                      ---------       ---------
                                                         21,192          64,715
  Less current maturities                                (1,017)        (17,692)
                                                      ---------       ---------
  Long-term debt, net of current maturities           $  20,175       $  47,023
                                                      =========       =========

(1) Equipment financings consist of installment obligations for revenue and service equipment purchases, payable in various monthly installments through February 2004, at a weighted average interest rate of 7.16% and collateralized by equipment with a net book value of approximately $2.3 million at December 31, 2002.

(2) The line of credit agreement with a bank provides for maximum borrowings of $20.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of LIBOR as of the first day of the month plus
1.40%. The Company was in compliance with all provisions of the agreement at December 31, 2002.

(3) The line of credit agreement with a bank provides for maximum borrowings of $20.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of LIBOR as of the last day of the previous month plus 1.15% (2.53% at December 31, 2002). The Company was in compliance with all provisions of the agreement at December 31, 2002.

(4) 6.0% note to the former owner of Decker Transport Company, Inc., payable in monthly installments of $77,216 was paid in full during March 2002.

(5) Various notes with weighted average interest rates of 0.0% at December 31, 2002, payable in monthly installments through January 2005.

Scheduled annual maturities on long-term debt outstanding at December 31, 2002, are:
                                   (in thousands)
                      2003           $   1,017
                      2004              20,173
                      2005                   2
                                     ---------
                                     $  21,192
                                     =========

7. SIGNIFICANT CUSTOMERS AND INDUSTRY CONCENTRATION
---------------------------------------------------
In 2002, 2001 and 2000, one customer, which is in the automobile manufacturing industry, accounted for 56%, 40% and 33% of revenues, respectively. The Company also provides transportation services to other manufacturers who are suppliers for automobile manufacturers including suppliers for the Company's largest customer. As a result, concentration of the Company's business within the automobile industry is significant. Of the Company's revenues for 2002, 2001 and 2000, 68%, 55% and 50%, respectively, were derived from transportation services provided to the automobile manufacturing industry. Accounts receivable from the largest customer totaled approximately $25,000,000 and $11,500,000 at December 31, 2002 and 2001, respectively.

8. INCOME TAXES
---------------
Under SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax reporting purposes.

Significant components of the Company's deferred tax liabilities and assets at December 31 are as follows:

                                               2002                              2001
                                      ------------------------         ------------------------
                                                            (in thousands)
                                       CURRENT       LONG-TERM          CURRENT       LONG-TERM
                                      ---------------------------------------------------------
Deferred tax liabilities:
  Property and equipment                            $   40,608                       $   32,863
  Prepaid expenses                    $  2,307                         $  1,975
                                      --------      ----------         --------      ----------
    Total deferred tax liabilities       2,307          40,608            1,975          32,863

Deferred tax assets:
  Alternative minimum tax credit                         2,016                            3,345
  Allowance for doubtful accounts          267                              575
  Compensated absences                     537                              346
  Self-insurance allowances              1,402                            1,396
  Hedging derivative                                       670                              339
  Accrued compensation                     228
  Non-competition agreement                                450                              505
  Other                                                    122                              122
                                      --------      ----------         --------      ----------
Total deferred tax assets                2,434           3,258            2,317           4,311
                                      --------      ----------         --------      ----------
Net deferred tax asset (liability)    $    127      $  (37,350)        $    342      $  (28,552)
                                      ========      ==========         ========      ==========

The reconciliation between the effective income tax rate and the statutory Federal income tax rate is presented in the following table:

                                                        YEAR ENDED DECEMBER 31,
                                      2002                       2001                      2000
                               -------------------       -------------------       -------------------
                                                           (in thousands)
                                 AMOUNT    PERCENT         AMOUNT    PERCENT         AMOUNT    PERCENT
                               -----------------------------------------------------------------------
Income tax at the statutory
  Federal rate of 34%          $  9,403     34.0%        $  5,709     34.0%        $  4,879     34.0%
Nondeductible expenses              401      1.5              338      2.0              311      2.2
State income taxes, net of
  federal benefit                 1,552      5.6              804      4.8              840      5.9
Other                              (294)    (1.1)            (130)    (0.8)            (336)    (2.4)
                               --------     ----         --------     ----         --------     ----
Total income taxes             $ 11,062     40.0%        $  6,721     40.0%        $  5,694     39.7%
                               ========     ====         ========     ====         ========     ====

The current income tax provision consists of the following:

                                  2002           2001           2000
                                --------       --------       --------
                                            (in thousands)
  Federal                       $    975       $    951       $    656
  State                              743            350            400
                                --------       --------       --------
                                $  1,718       $  1,301       $  1,056
                                ========       ========       ========

The Company has alternative minimum tax credits of approximately $2.0 million at December 31, 2002, which have no expiration date under the current federal income tax laws.

9. SHAREHOLDERS' EQUITY
-----------------------
The Company maintains an incentive stock option plan and a nonqualified stock option plan for the issuance of options to directors, officers, key employees and others. The option price under these plans is the fair market value of the stock at the date the options were granted, ranging from $8.25 to $23.22 as of December 31, 2002. At December 31, 2002, approximately 315,000 shares were available for granting future options.

Outstanding incentive stock options at December 31, 2002, must be exercised within six years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at December 31, 2002, must be exercised within five to six years and certain nonqualified options may not be exercised within one year of the date of grant.

Transactions  in  stock  options  under  these  plans are summarized as follows:

                                                SHARES
                                                UNDER
                                                OPTION             PRICE RANGE
                                              ---------           -------------
Outstanding at December 31, 1999                265,000           $5.75-$10.63
  Granted                                        10,000           $9.13
  Exercised                                     (29,700)          $5.75-$6.75
  Canceled                                       (5,000)          $7.38-$9.13
                                              ---------
Outstanding at December 31, 2000                240,300           $5.75-$10.63
  Granted                                         8,000           $8.25
  Exercised                                    (142,300)          $5.75-$7.38
  Canceled                                       (1,000)          $7.38
                                              ---------
Outstanding at December 31, 2001                105,000           $6.00-$10.63
  Granted                                       308,000           $20.79-$23.22
  Exercised                                     (39,000)          $6.00-$10.63
                                              ---------
Outstanding at December 31, 2002                374,000           $8.25-$23.22
                                              =========
Options exercisable at December 31, 2002        125,000
                                              =========

The following is a summary of stock options outstanding as of December 31, 2002:

                                                     WEIGHTED
                                  OPTION              AVERAGE
                   OPTIONS       EXERCISE            REMAINING         OPTIONS
                 OUTSTANDING      PRICE                YEARS         EXERCISABLE
                 ---------------------------------------------------------------
                     1,000       $  10.63               1.2                1,000
                    30,000       $   9.25               1.5               30,000
                     5,000       $   8.63               2.2                5,000
                    14,000       $  10.25               2.6                5,000
                     8,000       $   9.13               3.2                8,000
                     8,000       $   8.25               4.2                8,000
                     8,000       $  20.79               5.3                8,000
                   300,000       $  23.22               9.8               60,000
                 ---------                                             ---------
                   374,000                                               125,000
                 =========                                             =========

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No.
123). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                         2002           2001           2000
                                                       -------        -------        -------
                                                       (in thousands, except per share data)
Net income                                             $16,593        $10,071        $ 8,658
Add: Stock-based employee compensation
  included in reported net income, net of
  related tax effects                                       76
Deduct:  Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects       (445)           (48)          (116)
                                                       -------        -------        -------
Pro forma net income                                   $16,224        $10,023        $ 8,542
                                                       =======        =======        =======

Earnings per share:
  Basic - as reported                                  $  1.56        $  1.18        $  1.02
  Basic - pro forma                                    $  1.52        $  1.18        $  1.01

  Diluted - as reported                                $  1.55        $  1.18        $  1.02
  Diluted - pro forma                                  $  1.51        $  1.18        $  1.00

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used during the periods above:

                                      2002                  2001                  2000
                                 -----------------------------------------------------------
  Dividend yield                        0 %                   0 %                   0 %
  Volatility range               35.00% - 61.27%       31.63% - 76.64%       31.63% - 76.64%
  Risk-free rate range            3.97% - 6.01%         4.74% - 7.02%         4.74% - 7.02%
  Expected life                      5 years               5 years               5 years

10. EARNINGS PER SHARE
----------------------
The Company applies Statement of Financial Accounting Standards No. 128, Earnings Per Share, for computing and presenting earnings per share. Basic earnings per common share were computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share were calculated as follows:

                                    FOR THE YEAR ENDED DECEMBER 31, 2002
                                    (in thousands, except per share date)
                                    ------------------------------------
                                       NET                     PER SHARE
                                     INCOME        SHARES       AMOUNT
                                    ------------------------------------
Basic earnings per share data -     $ 16,593       10,669        $  1.56
  Options issued                                       46
                                    --------       ------        -------
Diluted earnings per share data     $ 16,593       10,715        $  1.55
                                    ========       ======        =======

                                    FOR THE YEAR ENDED DECEMBER 31, 2001
                                    (in thousands, except per share date)
                                    ------------------------------------
                                       NET                     PER SHARE
                                     INCOME        SHARES       AMOUNT
                                    ------------------------------------
Basic earnings per share data -     $ 10,071        8,522        $  1.18
  Options issued                                       28
                                    --------       ------        -------
Diluted earnings per share data     $ 10,071        8,550        $  1.18
                                    ========       ======        =======

                                    FOR THE YEAR ENDED DECEMBER 31, 2000
                                    (in thousands, except per share date)
                                    ------------------------------------
                                       NET                     PER SHARE
                                     INCOME        SHARES        AMOUNT
                                    ------------------------------------
Basic earnings per share data -     $  8,658        8,455        $  1.02
  Options issued                                       63
                                    --------       ------        -------
Diluted earnings per share data     $  8,658        8,518        $  1.02
                                    ========       ======        =======


11. PROFIT SHARING PLAN
-----------------------
The Company sponsors a profit sharing plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax deductible contributions to the plan. The plan provides for employer matching contributions of 50% of each participant's voluntary contribution up to 3% of the participant's compensation. Total employer matching contributions to the plan totaled approximately $250,000, $225,000, and $255,000 in 2002, 2001 and 2000, respectively.

12. COMMITMENTS AND CONTINGENCIES
---------------------------------
On October 10, 2002, a suit was filed against one of the Company's subsidiaries. The suit, which has been filed in the United States Bankruptcy Court for the District of Delaware, alleges preferential transfers of $660,055 were made to the Company's subsidiary, Allen Freight Services Co., within the 90 day period preceding the bankruptcy petition date of the plaintiff. The suit is currently in pretrial proceedings.

As to other matters, the Company is not a party to any pending legal proceedings which management believes to be material to the financial position or results of operations of the Company. The Company maintains liability insurance against risks arising out of the normal course of its business.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------
SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such amounts are not presented in this note due to their required presentation elsewhere.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

For cash and cash equivalents, receivables, trade accounts payable, and accrued expenses, the carrying amount is a reasonable estimate of fair value as the assets are readily redeemable or short-term in nature and the liabilities are short-term in nature.

For long-term debt other than the line of credit, the fair values are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying value of long-term debt at December 31, 2002, is $1,192,000 and the fair value of long-term debt is estimated to be $1,217,000.

The carrying amount for the line of credit approximates fair value because the line of credit interest rate is adjusted frequently.

The carrying value of all hedging financial instruments is equal to their fair value and is the amount at which the hedges could be settled, based on estimates determined by dealers. Hedging liabilities total $2,425,000 at December 31, 2002.

14. DERIVATIVES AND HEDGING ACTIVITIES
--------------------------------------
Effective February 28, 2001, the Company entered into an interest rate swap agreement on a notional amount of $15,000,000. The pay fixed rate under the swap is 5.08%, while the receive floating rate is "1-month" LIBOR. This interest rate swap agreement terminates on March 2, 2006. Effective May 31, 2001 the Company entered into an interest rate swap agreement on a notional amount of $5,000,000. The pay fixed rate under the swap is 4.83%, while the receive floating rate is "1-month" LIBOR. This interest rate swap agreement terminates on June 2, 2006.

The Company designates both of these interest rate swaps as cash flow hedges of its exposure to variability in future cash flows resulting from interest payments indexed to "1-month" LIBOR. Changes in future cash flows from the interest rate swaps will offset changes in interest rate payments on the first $20,000,000 of the Company's current revolving credit facility or future "1-month" LIBOR based borrowings that reset on the last London Business Day prior to the start of the next interest period. The hedge locks the interest rate at 5.08% or 4.83% plus the pricing spread (currently 1.15%) for the notional amounts of $15,000,000 and $5,000,000, respectively.

These interest rate swap agreements meet the specific hedge accounting criteria. The measurement of hedge effectiveness is based upon a comparison of the floating-rate leg of the swap and the hedged floating-rate cash flows on the underlying liability. The effective portion of the cumulative gain or loss has been reported as a component of accumulated other comprehensive loss in shareholders' equity and will be reclassified into current earnings by June 2, 2006, the latest termination date for all current swap agreements. At December 31, 2002, the net after tax deferred hedging loss in accumulated other comprehensive loss was approximately $1,005,000. Ineffectiveness related to these hedges was not significant.

In August 2000 and July 2001, the Company entered into agreements to obtain price protection and reduce a portion of our exposure to fuel price fluctuations. Under these agreements, we were obligated to purchase minimum amounts of diesel fuel per month, with a price protection component, for the six month periods ended March 31, 2001 and February 28, 2002. The agreements also provide that if during the 48 months commencing April 2001, the price of heating oil on the New York Mercantile Exchange ("NY MX HO") falls below $.58 per gallon, the Company is obligated to pay, for a maximum of twelve different months selected by the contract holder during such 48-month period, the difference between $.58 per gallon and NY MX HO average price, multiplied by 900,000 gallons. Accordingly, in any month in which the holder exercises such right, the Company would be obligated to pay the holder $9,000 for each cent by which $.58 exceeds the average NY MX HO price for that month. For example, the NY MX HO average price during February 2002 was approximately $.54, and if the holder were to exercise its payment right, we would be obligated to pay the holder approximately $36,000. In addition, if during any month in the twelve-month period commencing January 2005, the average NY MX HO is below $.58 per gallon, the Company will be obligated to pay the contract holder the difference between $.58 and the average NY MX HO price for such month, multiplied by 1,000,000 gallons. The agreements are stated at their fair value of $750,000 which is included in accrued liabilities in the accompanying consolidated balance sheet at December 31, 2002.

15. RELATED PARTY TRANSACTIONS
------------------------------
In the normal course of business, the Company provides and receives transportation, repair, and other services for and from companies affiliated with a major shareholder, and recognized $354,241, $58,030, and $80,377 in operating revenue and $1,103,062, $905,570, and $495,841 in operating expenses in 2002, 2001, and 2000, respectively. At December 31, 2002 and 2001, $479,342 and $143,527, respectively, was owed to the Company for these services. At December 31, 2002 and 2001, $494,454 and $84,006, respectively, was due to these affiliates for these services. In the opinion of management, related party transactions are made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility.

16. ACQUISITION (UNAUDITED)
---------------------------
On January 31, 2003, the Company closed the purchase of substantially all of the assets of East Coast Transport and Logistics, Inc., a freight brokerage operation based in New Jersey. In connection with this acquisition, the Company issued to the seller an installment note in the amount of approximately $5.0 million at an interest rate of 6% and paid cash of approximately $1.6 million utilizing existing cash.

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------
The tables below present quarterly financial information for 2002 and 2001:

                                                                2002
                                                         THREE MONTHS ENDED
                                       MARCH 31        JUNE 30    SEPTEMBER 30   DECEMBER 31
                                       -----------------------------------------------------
                                                (in thousands, except per share data)
  Operating revenues                   $ 63,313       $ 70,841       $ 65,034       $ 64,824
  Operating expenses                     56,331         62,082         58,061         57,898
                                       --------       --------       --------       --------

  Operating income                        6,982          8,759          6,973          6,926
  Interest expense                          972            369            377            267
  Income taxes                            2,404          3,356          2,638          2,664
                                       --------       --------       --------       --------
  Net income                           $  3,606       $  5,034       $  3,958       $  3,995
                                       ========       ========       ========       ========
  Net income per common share:
    Basic                              $   0.40       $   0.45       $   0.35       $   0.36
                                       ========       ========       ========       ========
    Diluted                            $   0.40       $   0.45       $   0.35       $   0.35
                                       ========       ========       ========       ========
  Average common shares outstanding:
    Basic                                 8,928         11,183         11,263         11,268
                                       ========       ========       ========       ========
    Diluted                               8,974         11,238         11,307         11,308
                                       ========       ========       ========       ========

                                                                2001
                                                         THREE MONTHS ENDED
                                        MARCH 31       JUNE 30    SEPTEMBER 30   DECEMBER 31
                                       -----------------------------------------------------
                                                (in thousands, except per share data)
  Operating revenues                   $ 58,406       $ 57,462       $ 53,662       $ 56,264
  Operating expenses                     52,861         51,502         49,192         50,970
                                       --------       --------       --------       --------

  Operating income                        5,545          5,960          4,470          5,294
  Interest expense                        1,147          1,159          1,148          1,023
  Income taxes                            1,759          1,916          1,320          1,726
                                       --------       --------       --------       --------
  Net income                           $  2,639       $  2,885       $  2,002       $  2,545
                                       ========       ========       ========       ========

  Net income per common share:
    Basic                              $   0.31       $   0.34       $   0.23       $   0.30
                                       ========       ========       ========       ========
    Diluted                            $   0.31       $   0.34       $   0.23       $   0.30
                                       ========       ========       ========       ========
  Average common shares outstanding:
    Basic                                 8,474          8,484          8,525          8,607
                                       ========       ========       ========       ========
    Diluted                               8,519          8,526          8,537          8,617
                                       ========       ========       ========       ========


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------
On July 9, 2002, P.A.M. Transportation Services, Inc. (the "Company") dismissed its independent auditors, Arthur Andersen LLP, and on the same date engaged Deloitte & Touche LLP as its independent auditors for the fiscal year ending December 31, 2002. Each of these actions was approved by the Audit Committee of the Company. Information with respect to this matter is included in the Company's current report on Form 8-K filed July 12, 2002, which information is incorporated herein by reference.

                                    PART III

Except as to information with respect to executive officers, which is contained in a separate heading under Item 1 to this Form 10-K, the information required by Part III of Form 10-K is, pursuant to General Instruction G (3) of Form 10-K, incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held on May 29, 2003. We will, within 120 days of the end of our fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------
The information responsive to this item is incorporated by reference from the section entitled "Election of Directors" contained in the proxy statement.

ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------
The information responsive to this item is incorporated by reference from the section entitled "Executive Compensation" contained in the proxy statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
----------------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS.
          ----------------------------
The information responsive to this item, with the exception of the equity compensation plan information presented below, is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the proxy statement.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes, as of December 31, 2002, information about compensation plans under which equity securities of the Company are authorized for issuance:

                                                                                   Number of securities
                             Number of securities to      Weighted-average         remaining available
                             be issued upon exercise      exercise price of        for future issuance
                             of outstanding options,      outstanding options,         under equity
       Plan Category          warrants and rights         warrants and rights       compensation plans
-------------------------------------------------------------------------------------------------------
  Equity Compensation Plans
  approved by Security Holders       374,000                     $20.71                     318,000

  Equity Compensation Plans
  not approved by Security
  Holders                              -0-                         -0-                         -0-


ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
----------------------------------------------------------
The information responsive to this item is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" contained in the proxy statement.

ITEM 14.  CONTROLS AND PROCEDURES.
----------------------------------
We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by P.A.M. Transportation Services, Inc. in reports that it files with the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective.

CEO AND CFO CERTIFICATES

Immediately following the Signatures section of this report on Form 10-K, there are two certifications, one each by the CEO and the CFO. They are required under
Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This Item 14, Controls and Procedures, is referred to in the
Section 302 Certifications and should be read in conjunction with the Section 302 Certifications.

DISCLOSURE CONTROLS

"Disclosure Controls" are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

INTERNAL CONTROLS

"Internal Controls" are procedures that are designed to provide reasonable assurance that (1) our transactions are properly authorized, recorded and reported and (2) our assets are safeguarded against unauthorized or improper use, so that our financial statements may be prepared in accordance with generally accepted accounting principles.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

Our management, including the CEO and CFO, do not expect that our Disclosure Controls and/or our Internal Controls will prevent or detect all error or fraud. A system of controls is able to provide only reasonable, not complete, assurance that the control objectives are being met, no matter how extensive those control systems may be. Also, control systems must be established within the opposing forces of risk and resources, (i.e., the benefits of a control system must be considered relative to its costs). Because of these inherent limitations that exist in all control systems, no evaluation of Disclosure Controls and/or Internal Controls can provide absolute assurance that all errors or fraud, if any, have been detected. The inherent limitations in control systems include various human and system factors that may include errors in judgment or interpretation regarding events or circumstances or inadvertent error. Additionally, controls can be circumvented by the acts of a single person, by collusion on the part of two or more people or by management override of the control. Over time, controls can also become ineffective as conditions, circumstances, policies, technologies, level of compliance and people change. Because of such inherent limitations, in any cost-effective control system over financial information, misstatements may occur due to error or fraud and may not be detected.

SCOPE OF EVALUATION OF DISCLOSURE CONTROLS

The evaluation of our Disclosure Controls performed by our CEO and CFO included obtaining an understanding of the design and objective of the controls, the implementation of those controls and the results of the controls on this report on Form 10-K. We have established a Disclosure Committee whose duty is to perform procedures to evaluate the Disclosure Controls and provide the CEO and CFO with the results of their evaluation as part of the information considered by the CEO and CFO in their evaluation of Disclosure Controls. In the course of the evaluation of Disclosure Controls, we reviewed the controls that are in place to record, process, summarize and report, on a timely basis, matters that require disclosure in our reports filed under the Securities Exchange Act of 1934. We also considered the adequacy of the items disclosed in this report on Form 10-K.

CONCLUSIONS

Based upon the evaluation of Disclosure Controls described above, our CEO and CFO have concluded that, subject to the limitations described above, our Disclosure Controls are effective to ensure that material information relating to P.A.M. Transportation Services, Inc. and its consolidated subsidiaries is made known to management, including the CEO and CFO, so that required disclosures have been included in this report on Form 10-K.

We have also reviewed our system of Internal Controls and our CEO and CFO have concluded that subsequent to the date of their evaluation, there have been no significant changes in our Internal Controls or in other factors that could significantly affect Internal Controls.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT  SCHEDULES, AND REPORTS ON FORM 8-K.
----------------------------------------------------------------------------
(a)     Financial Statements and Schedules.

     (1)     Financial Statements:  See Part II, Item 8 hereof.

             Report of Independent Public Accountants
             Consolidated Balance Sheets - December 31, 2002 and 2001 Consolidated Statements of Income - Years ended December 31, 2002, 2001 and 2000
             Consolidated Statements of Shareholders' Equity - Years ended December 31, 2002, 2001 and 2000
             Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2001 and 2000
             Notes to Consolidated Financial Statements

     (2)     Financial Statement Schedules.

             All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted as the required information is inapplicable, or because the information is presented in the consolidated financial statements or related notes.

     (3)     Exhibits.

             The Exhibit Index filed herewith and appearing immediately following the signatures and certifications in this Report is incorporated by reference in response to this Item.

(b)     Reports on Form 8-K.

             A Current Report on Form 8-K was filed on November 6, 2002 regarding a press release issued to announce our third quarter 2002 results. No other reports on Form 8-K were filed during the fourth quarter ended December 31, 2002.


                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    P.A.M. TRANSPORTATION SERVICES, INC.

Dated:  March 28, 2003         By:  /s/ Robert W. Weaver
                                    --------------------------
                                    ROBERT W. WEAVER
                                    President and Chief Executive Officer
                                    (principal executive officer)

Dated:  March 28, 2003         By:  /s/ Larry J. Goddard
                                    --------------------------
                                    LARRY J. GODDARD, Vice President-
                                    Finance, Chief Financial Officer,
                                    Secretary and Treasurer
                                    (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Dated:  March 28, 2003         By:  /s/ Robert W. Weaver
                                    --------------------------
                                    ROBERT W. WEAVER, President and Chief
                                    Executive Officer, Director

Dated:  March 28, 2003         By:  /s/ Matthew T. Moroun
                                    --------------------------
                                    MATTHEW T. MOROUN, Director

Dated:  March 28, 2003         By:  /s/ Daniel C. Sullivan
                                    --------------------------
                                    DANIEL C. SULLIVAN, Director

Dated:  March 28, 2003         By:  /s/ Charles F. Wilkins
                                    --------------------------
                                    CHARLES F. WILKINS, Director

Dated:  March 28, 2003         By:  /s/ Frederick P. Calderone
                                    --------------------------
                                    FREDERICK P. CALDERONE, Director

Dated:  March 28, 2003         By:  /s/ Manuel J. Moroun
                                    --------------------------
                                    MANUEL J. MOROUN, Director

Dated:  March 28, 2003         By:  /s/ Thomas H. Cooke
                                    --------------------------
                                    THOMAS H. COOKE, Director

Dated:  March 28, 2003         By:  /s/ Frank L. Conner
                                    --------------------------
                                    FRANK L. CONNER, Director



                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, ROBER W. WEAVER, President and Chief Executive Officer, certify that:

(1) I have reviewed this annual report on Form 10-K of P.A.M. TRANSPORTATION SERVICES, INC., a Delaware corporation (the "registrant");

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

                           By:  /s/ Robert W. Weaver
                                ------------------------------
                                Robert W. Weaver
                                President and Chief Executive Officer
                                (principal executive officer)



                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, LARRY J. GODDARD, Chief Financial Officer, certify that:

(1) I have reviewed this annual report on Form 10-K of P.A.M. TRANSPORTATION SERVICES, INC., a Delaware corporation (the "registrant");

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003

                           By:  /s/ Larry J. Goddard
                                ----------------------------
                                Larry J. Goddard
                                Vice President-Finance, Chief Financial
                                Officer, Secretary and Treasurer
                                (principal accounting and financial officer)


                                  EXHIBIT INDEX

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Form S-1 Registration Statement under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986 ("1986 S-1"); (ii) the Annual Report on Form 10-K for the year ended December 31, 1987 ("1987 10-K"); (iii) the Annual Report on Form 10-K for the year ended December 31, 1992 ("1992 10-K"); (iv) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 ("6/30/94 10-Q"); (v) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 ("6/30/95 10-Q"); (vi) the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (9/30/96 10-Q);
(vii) the Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 10-K"); or (viii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 ("6/30/98 10-Q"); (ix) the Form S-8 Registration Statement filed on June 11, 1999; (x) the Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 10-K"); or (xi) the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 ("3/31/02 10-Q").

EXHIBIT#                                          DESCRIPTION  OF  EXHIBIT
--------    -----------------------------------------------------------------------------------------------
*3.1        -  Amended and Restated Certificate of Incorporation of the Registrant (Exh. 3.1, 1986 S-1)

*3.1.1      -  Amendment to Certificate of Incorporation dated June 24, 1987 (Exh. 3.1.1, 1987 10-K)

*3.1.2      -  Amended and Restated Certificate of Incorporation of the Registrant (Exh. 3.1, 3/31/02 10-Q)

*3.2.4      -  Amended and Restated By-Laws of the Registrant (Exh. 3.2, 3/31/02 10-Q)

*4.1        -  Specimen Stock Certificate (Exh. 4.1, 1986 S-1)

*4.2        -  Loan Agreement dated July 26, 1994 among First Tennessee Bank National  Association,
               Registrant and P.A.M. Transport, Inc. together with Promissory Note (Exh. 4.1, 6/30/94 10-Q)

*4.2.1      -  Security Agreement dated July 26, 1994 between First Tennessee Bank National Association and
               P.A.M. Transport, Inc. (Exh. 4.2, 6/30/94 10-Q)

*4.3        -  First Amendment to Loan Agreement dated June 27, 1995 by and among P.A.M. Transport, Inc.,
               First Tennessee Bank National Association and P.A.M. Transportation Services, Inc., together with Promissory Note in the principal amount of $2,500,000 (Exh. 4.1.1, 6/30/95 10-Q)

*4.3.1      -  First Amendment to Security Agreement dated June 28, 1995 by and between P.A.M. Transport,
               Inc. and First Tennessee Bank National Association (Exh. 4.2.2, 6/30/95 10-Q)

*4.3.2      -  Security Agreement dated June 27, 1995 by  and between Choctaw Express, Inc. and First
               Tennessee Bank National Association (Exh. 4.1.3, 6/30/95 10-Q)

*4.3.3      -  Guaranty Agreement of P.A.M. Transportation Services, Inc. dated June 27, 1995 in favor of
               First Tennessee Bank National Association respecting $10,000,000 line of credit (Exh. 4.1.4,
               6/30/95 10-Q)

*4.4        -  Second Amendment to Loan Agreement dated July 3, 1996 by and among P.A.M. Transport, Inc.,
               First Tennessee Bank National Association and P.A.M. Transportation Services, Inc., together with Promissory Note in the principal amount of $5,000,000 (Exh. 4.1.1, 9/30/96 10-Q)

*4.4.1      -  Second Amendment to Security Agreement dated July 3, 1996 by and between P.A.M. Transport,
               Inc. and First Tennessee National Bank Association (Exh. 4.1.2, 9/30/96 10-Q)

*4.4.2      -  First Amendment to Security Agreement dated July 3, 1996 by and between Choctaw Express, Inc.
               and First Tennessee Bank National Association (Exh. 4.1.3, 9/30/96 10-Q)

*4.4.3      -  Security Agreement dated July 3, 1996 by and between Allen Freight Services, Inc. and First
               Tennessee Bank National Association (Exh. 4.1.4, 9/30/96 10-Q)

*4.5.1      -  Loan Agreement dated as of November 22, 2000 by and between P.A.M. Transport, Inc. and
               SunTrust Bank (Exh 4.5.1, 2001 10-K)

*4.5.2      -  Revolving Credit Note dated November 22, 2000 (Exh 4.5.2, 2001 10-K)

*4.5.3      -  Security Agreement by and between P.A.M. Transport, Inc. and SunTrust Bank (Exh 4.5.3,
               2001 10-K)

*4.5.4      -  First Amendment to Loan Agreement, Revolving Credit Note and Security Deposit (Exh 4.5.4,
               2001 10-K)

*10.1.1     -  Employment Agreement between the Registrant and Robert W. Weaver, effective July 1, 2002
               (Exh 10.1.1, 2001 10-K)

*10.2       -  Employment Agreement between the Registrant and W. Clif Lawson, dated January 1, 2002
               (Exh 10.2, 2001 10-K)

*10.3       -  Employment Agreement between the Registrant and Larry J. Goddard, dated January 1, 2002
               (Exh 10.3, 2001 10-K)

*10.4       -  1995 Stock Option Plan, as Amended and Restated (Exh. 4.1, 6/11/99 S-8)

*10.5       -  Interest rate swap agreement, dated March 1, 2001 (Exh 10.5, 2001 10-K)

*10.6       -  Interest rate swap agreement dated June 1, 2001 (Exh 10.6, 2001 10-K)

 21.1       -  Subsidiaries of the Registrant

 23.1       -  Consent of Deloitte & Touche LLP

 23.2       -  Notice regarding Consent of Arthur Andersen, LLP

 99.1       -  Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002

 99.2       -  Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002