Form 10-Q
period 2003-03-31
PAM TRANSPORTATION SERVICES INC
filed 2003-05-13
CIK 798287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003


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

              297 West Henri De Tonti, Tontitown, Arkansas 72770
              --------------------------------------------------
              (Address of principal executive offices)(Zip Code)

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

Yes  [ X ]          No  [ _ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                     Outstanding at April 30, 2003
         -----                                     -----------------------------
Common Stock, $.01 Par Value                                 11,288,207

                       PART I - FINANCIAL INFORMATION

                       Item 1.  Financial Statements

                     P.A.M. TRANSPORTATION SERVICES, INC.
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                    March 31,    December 31,
                                                      2003           2002
                                                      ----           ----
                                                  (unaudited)       (note)
ASSETS
Current assets:
     Cash and cash equivalents                     $  23,790      $  30,766
     Short-term investments, at fair value             3,506              -
     Receivables:
          Trade, net of allowance                     46,847         34,231
          Other                                        1,335          1,221
     Operating supplies and inventories                  604            411
     Deferred income taxes                                56            127
     Prepaid expenses and deposits                     9,478          3,647
     Income taxes refundable                             422            281
                                                   ---------      ---------
          Total current assets                        86,038         70,684

Property and equipment, at cost                      232,019        233,159
     Less:  accumulated depreciation                 (88,498)       (85,787)
                                                   ---------      ---------
          Net property and equipment                 143,521        147,372
Other assets:
     Excess of cost over net assets acquired          15,040          8,102
     Non compete agreement                               967              -
     Other                                             1,685          2,162
                                                   ---------      ---------
          Total other assets                          17,692         10,264
                                                   ---------      ---------
Total assets                                       $ 247,251      $ 228,320
                                                   =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt          $   1,474      $   1,017
     Trade accounts payable                           20,643         15,725
     Other current liabilities                        11,772          9,601
                                                   ---------      ---------
          Total current liabilities                   33,889         26,343

Long-term debt, less current portion                  26,429         20,175
Non compete agreement                                    784              -
Deferred income taxes                                 38,894         37,350
Shareholders' equity:
Preferred Stock, $.01 par value:
     10,000,000 shares authorized; none issued
Common stock, $.01 par value:
     40,000,000 shares authorized; issued and
     outstanding- 11,288,207 at March 31,
     2003, 11,282,207 at December 31, 2002               113            113
Additional paid-in capital                            76,252         76,193
Accumulated other comprehensive loss                  (1,079)        (1,005)
Retained earnings                                     71,969         69,151
                                                   ---------      ---------
Total shareholders' equity                           147,255        144,452
                                                   ---------      ---------
Total liabilities and shareholders' equity        $  247,251      $ 228,320
                                                   =========      =========

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.


                P.A.M. TRANSPORTATION SERVICES, INC.
                         AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (unaudited)
               (in thousands, except per share data)


                                                     Three Months Ended
                                                          March 31,
                                                    2003           2002
                                                    ----           ----
Operating revenues                               $  70,139      $  63,313

Operating expenses:
  Salaries, wages and benefits                      29,282         27,981
  Operating supplies                                14,159         12,013
  Rent/purchased transportation                      7,027          2,794
  Depreciation and amortization                      6,055          5,277
  Operating taxes and licenses                       3,535          3,321
  Insurance and claims                               3,489          3,514
  Communications and utilities                         601            616
  Other                                              1,013            782
  Loss on sale of equipment                             24             33
                                                 ---------      ---------
                                                    65,185         56,331
                                                 ---------      ---------
Operating income                                     4,954          6,982

Other income (expense)
  Interest expense                                    (258)          (972)
                                                 ---------      ---------
Income before income taxes                           4,696          6,010

Income taxes --current                                 184            275
             --deferred                              1,694          2,129
                                                 ---------      ---------
                                                     1,878          2,404
                                                 ---------      ---------
Net income                                       $   2,818      $   3,606
                                                 =========      =========
Net income per common share:
  Basic                                          $    0.25      $    0.40
                                                 =========      =========
  Diluted                                        $    0.25      $    0.40
                                                 =========      =========

Average common shares outstanding-Basic         11,286,751      8,927,546
                                                ==========      =========
Average common shares outstanding-Diluted       11,338,463      8,973,551
                                                ==========      =========

      See notes to condensed consolidated financial statements.

                       P.A.M. TRANSPORTATION SERVICES, INC.
                                 AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                                  (in thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                  2003          2002
                                                                  ----          ----
OPERATING ACTIVITIES
Net income                                                   $   2,818     $   3,606
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                               6,055         5,277
     Non compete agreement amortization                             33             -
     Provision for deferred income taxes                         1,694         2,129
     Loss on retirement of property and equipment                   24            33
     Changes in operating assets and liabilities:
          Accounts receivable                                  (12,745)      (14,354)
          Prepaid expenses and other current assets             (6,009)       (2,561)
          Accounts payable                                       4,855         8,078
          Accrued expenses                                       1,971         1,903
                                                             ---------     ---------
Net cash provided by (used in) operating activities             (1,304)        4,111

INVESTING ACTIVITIES
Purchases of property and equipment                             (5,142)       (5,730)
Acquisition of business, net of cash acquired                   (1,658)            -
Purchases of marketable securities                              (3,613)            -
Proceeds from sales of assets                                    2,929         2,244
Lease payments received on direct financing leases                  15            46
                                                             ---------     ---------
Net cash used in investing activities                           (7,469)       (3,440)

FINANCING ACTIVITIES
Borrowings under lines of credit                                77,990        86,752
Repayments under lines of credit                               (75,944)      (95,828)
Borrowings of long-term debt                                         -         1,459
Repayments of long-term debt                                      (308)      (31,287)
Proceeds from issuance of common stock                               -        43,890
Proceeds from exercise of stock options                             59           163
                                                             ---------     ---------
Net cash provided by financing activities                        1,797         5,149
                                                             ---------     ---------
Net increase (decrease) in cash and cash equivalents            (6,976)        5,820

Cash and cash equivalents at beginning of period             $  30,766     $     896
                                                             ---------     ---------
Cash and cash equivalents at end of period                   $  23,790     $   6,716
                                                             =========     =========
          See notes to condensed consolidated financial statements.


NONCASH INVESTING AND FINANCING ACTIVITIES:
A promissory note in the amount of $4,974,612 was incurred in connection with the acquisition of a business.



                                        P.A.M. TRANSPORTATION SERVICES, INC.
                                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                   (unaudited)
                                                 (in thousands)

---------------------------------------------------------------------------------------------------------------
                                               ADDITIONAL   ACCUMULATED       OTHER
                                      COMMON    PAID-IN    COMPREHENSIVE   COMPREHENSIVE    RETAINED
                                       STOCK    CAPITAL        INCOME          LOSS         EARNINGS      TOTAL
---------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002          $  113   $ 76,193                     $ (1,005)       $ 69,151    $144,452

  Components of comprehensive income:
   Net earnings                                               $  2,818                         2,818       2,818
   Other comprehensive loss -
     Unrealized loss on hedge,
        net of tax of $3                                            (5)           (5)                         (5)
     Unrealized loss on securities,
        net of tax of $46                                          (69)          (69)                        (69)
                                                              --------
   Total comprehensive income                                 $  2,744
                                                              ========
   Exercise of stock options-
   shares issued including tax
   benefits                                -         59                                                       59
----------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2003             $  113   $ 76,252                     $ (1,079)       $ 71,969    $147,255
================================================================================================================

See notes to consolidated financial statements.



                       P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003

NOTE A:  BASIS  OF  PRESENTATION
--------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

NOTE B:  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
----------------------------------------------------------------
Effective February 28, 2001 the Company entered into an interest rate swap agreement on a notional amount of $15,000,000. The pay fixed rate under the swap is 5.08%, while the receive floating rate is "1-month" LIBOR. This interest rate swap agreement terminates on March 2, 2006. Effective May 31, 2001 the Company entered into an interest rate swap agreement on a notional amount of $5,000,000. The pay fixed rate under the swap is 4.83%, while the receive floating rate is "1-month" LIBOR. This interest rate swap agreement terminates on June 2, 2006.

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

These interest rate swap agreements meet the specific hedge accounting criteria. The effective portion of the cumulative gain or loss has been reported as a component of accumulated other comprehensive loss in shareholders' equity and will be reclassified into current earnings by June 2, 2006, the latest termination date for all current swap agreements. The Company records all derivatives at fair value as assets or liabilities in the condensed consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument. At March 31, 2003, the net after tax deferred hedging loss in accumulated other comprehensive loss was approximately $1,010,000.

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

In August 2000 and July 2001, we entered into agreements to obtain price protection and reduce a portion of our exposure to fuel price fluctuations. Under these agreements, we were obligated to purchase minimum amounts of diesel fuel per month, with a price protection component, for the six month periods ended March 31, 2001 and February 28, 2002. The agreements also provide that if during the 48 months commencing April 2001, the average monthly price of heating oil on the New York Mercantile Exchange ("NY MX HO") falls below $.58 per gallon, we are obligated to pay, for a maximum of twelve different months selected by the contract holder during such 48-month period, the difference between $.58 per gallon and NY MX HO average price, multiplied by 900,000 gallons. Accordingly, in any month in which the holder exercises such right, we would be obligated to pay the holder $9,000 for each cent by which $.58 exceeds the average NY MX HO price for that month. For example, the NY MX HO average price during February 2002 was approximately $.54, and if the holder were to exercise its payment right, we would be obligated to pay the holder approximately $36,000. In addition, if during any month in the twelve-month period commencing January 2005, the average NY MX HO is below $.58 per gallon, we will be obligated to pay the contract holder the difference between $.58 and the average NY MX HO price for such month, multiplied by 1,000,000 gallons. The agreements are stated at their fair value of $750,000 which is included in accrued liabilities in the accompanying consolidated financial statements.

NOTE C:  COMMON STOCK OFFERING
------------------------------
During March 2002, the Company received net proceeds of approximately $43.9 million from a public offering of 2,100,000 shares of its common stock. The Company has repaid certain long-term debt obligations and intends to use the remaining proceeds to fund its capital expenditures and to finance general working capital needs.

During April 2002, the Company received net proceeds of approximately $10.9 million from the sale of an additional 521,250 shares of its common stock in order to cover broker over-allotments. The Company intends to use the proceeds to fund its capital expenditures and to finance general working capital needs.

NOTE D:  RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------
SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: (i) the timing of liability recognition; (ii) initial measurement of the liability; (iii) allocation of asset retirement cost to expense; (iv) subsequent measurement of the liability; and (v) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. This standard becomes effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 on January 1, 2003 did not have a material impact on the Company's financial position or results of operations.

In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections" as of April 2002. SFAS No. 145, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and SFAS No. 64, "Extinguishments of Debt made to Satisfy Sinking-Fund Requirements". Under the provisions of SFAS No. 145, gains and losses from extinguishment of debt can only be classified as extraordinary items if they meet the criteria in APB Opinion No. 30. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Earlier application is permitted. This statement also amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar and is effective for transactions occurring after May 15, 2002. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions and are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 on January 1, 2003 did not have a material impact on the Company's financial position or results of operations.

In July of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan as was required by EITF No. 94-3. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 on January 1, 2003 did not have a material impact on the Company's financial position or results of operations.

During December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, an Amendment of FASB Statement No. 123 ("SFAS No. 148"), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. Management has determined that adoption of the disclosure provisions of this statement did not have any material impact on the financial position or results of operations of the Company during 2002 and expects no significant impact on future periods.

FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45") elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of annual periods ending after December 15, 2002. Management has determined that since December 31, 2002, no guarantees have been issued or modified, and therefore, the initial recognition and initial measurement provisions of FIN 45 did not have any material impact on the financial position or results of operations.

NOTE E:  MARKETABLE SECURITIES
------------------------------
The Company's investments in marketable securities, which are classified as available for sale, had a net unrealized loss in market value of $69,000, net of deferred income taxes, for the three month period ended March 31, 2003. The investments consist entirely of equity securities with a combined original cost of approximately $3,621,000 and a combined fair market value of approximately $3,506,000 as of March 31, 2003. There were no sales or reclassifications of investment securities during the three month period ended March 31, 2003.

NOTE F:  STOCK BASED COMPENSATION
---------------------------------
The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No.
123). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                          Three Months Ended
                                                               March 31,
                                                         2003           2002
                                                        -------        -------
                                                            (in thousands,
                                                        except per share data)
Net income                                              $ 2,818        $ 3,606

Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related tax effects          (82)          (106)
                                                        -------        -------
Pro forma net income                                    $ 2,736        $ 3,500
                                                        =======        =======
Earnings per share:
  Basic - as reported                                   $   .25        $   .40
  Basic - pro forma                                     $   .24        $   .39

  Diluted - as reported                                 $   .25        $   .40
  Diluted - pro forma                                   $   .24        $   .39

NOTE G:  BUSINESS ACQUISITIONS
------------------------------
On January 31, 2003, P.A.M. Transportation Services, Inc. acquired substantially all of the assets of East Coast Transport, Inc. The results of East Coast Transport, Inc. have been included in the consolidated financial statements since that date. In accordance with SFAS No. 141, "Business Combinations", the acquisition was accounted for under the purchase method of accounting.

The aggregate purchase price of $6.6 million was paid in the form of a 7 year installment note in the amount of approximately $5.0 million at an interest rate of 6% and a cash payment of approximately $1.6 million. A non-compete agreement in the amount of $1.0 million and covering a 5 year period was also acquired. Approximately $6.6 million of additional goodwill was recognized as a result of the acquisition.

NOTE H:  SUBSEQUENT EVENTS
--------------------------
On April 9, 2003, P.A.M. Transportation Services, Inc. acquired substantially all of the assets of McNeill Trucking, Inc., a motor carrier operation based in Little Rock, Arkansas. In connection with the acquisition, the Company paid cash of approximately $8.5 million utilizing existing cash.

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

CRITICAL ACCOUNTING POLICIES
----------------------------
The Company's management makes estimates and assumptions in preparing the consolidated financial statements that affect reported amounts and disclosures therein. In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of the Company include:

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

Prepaid Tires. Tires purchased with revenue equipment are capitalized as a cost of the related equipment. Replacement tires are included in prepaid expenses and deposits and are amortized over a 24-month period. Costs related to tire recapping are expensed when incurred.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2003 VS. THREE MONTHS ENDED MARCH 31, 2002

For the quarter ended March 31, 2003, revenues increased 10.8% to $70.1 million as compared to $63.3 million for the quarter ended March 31, 2002. The increase was primarily due to an increase in logistics revenues generated by the Company as a result of the East Coast Transport, Inc. business acquisition which closed on January 31, 2003. An increase in the average number of tractors from 1,679 in the first quarter of 2002 to 1,758 also contributed to the increase in revenues.

Salaries, wages and benefits decreased from 44.2% of revenues in the first quarter of 2002 to 41.8% of revenues in the first quarter of 2003. The decrease relates to a decrease in amounts accrued for employee performance based compensation plans and a decrease in company driver wages as a percentage of revenues due to the reliance on third party drivers for our logistics operations which is reflected as purchased transportation costs.

Operating supplies and expenses increased from 19.0% of revenues in the first quarter of 2002 to 20.2% of revenues in the first quarter of 2003. The increase of approximately $2.1 million relates to the nationwide increase in fuel costs which was only partially offset by fuel surcharges passed to customers.

Rent and purchased transportation increased from 4.4% of revenues in the first quarter of 2002 to 10.0% of revenues in the first quarter of 2003. The increase of approximately $4.2 million relates primarily to the East Coast Transport acquisition which purchases transportation services from other transportation companies in order to support our logistics operations which is reflected as purchased transportation costs.

Depreciation and amortization increased from 8.3% of revenues in the first quarter of 2002 to 8.6% of revenues in the first quarter of 2003. The increase, which was primarily due to the combined effect of higher tractor purchase prices and lower tractor residual values, was partially offset by an increase in logistics revenues which have no associated tractor depreciation expense.

Insurance and claims decreased from 5.6% of revenues in the first quarter of 2002 to 5.0% of revenues in the first quarter of 2003. The decrease relates to a reduction in the amount of auto liability and cargo claims incurred by the Company and the requirement that third party carriers used in our logistics operations provide their own insurance coverage.

The Company's operating ratio increased to 92.9% for the first quarter of 2003 from 89.0% for the first quarter of 2002, as a result of the factors described above.

The decrease in income before income taxes to $4.7 million from $6.0 million, respectively, for the three month period ended March 31, 2003 and 2002 resulted in a decrease in the provision for income taxes from $2.4 million for the first quarter of 2002 to $1.9 million for the first quarter of 2003.

Net income decreased to $2.8 million, or 4.0% of revenues, in the first quarter of 2003 from $3.6 million, or 5.7% of revenues in the first quarter of 2002. The decrease in net income, combined with a 26.4% increase in the average number of shares outstanding, resulted in a decrease in diluted net income per share to $.25 in the first quarter of 2003 from $.40 in the first quarter of 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
During the first three months of 2003, the Company used $1.3 million of cash in operating activities. Investing activities used $7.5 million in cash in the first three months of 2003. Financing activities generated $1.8 million in the first three months of 2003, primarily from long-term borrowings.

Accounts receivable at March 31, 2003 increased approximately $12.7 million from December 31, 2002. Certain of the Company's largest customers regularly schedule plant shutdowns for various periods during December and the volume of freight we ship is reduced during such scheduled shutdowns. This reduction in freight volume results in a reduction in accounts receivable at the end of each year.

Prepaid expenses and deposits at March 31, 2003 increased approximately $5.8 million as compared to December 31, 2002. The increase relates to the Company's annual registration fees for tractors and trailers which occurs each January, and to the prepayment of certain annual insurance policies during the first quarter of 2003 which had been paid on a monthly basis during the previous year.

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

The Company's principal subsidiary, P.A.M. Transport, Inc., maintains two $20.0 million lines of credit (Line A and Line B) with separate financial institutions. Amounts outstanding under Line A bear interest at LIBOR (on the first day of the month) plus 1.40%, are secured by accounts receivable and mature on May 31, 2004. At March 31, 2003, outstanding advances on Line A were approximately $3.5 million, including $1.5 in letters of credit, with availability to borrow $16.5 million. Amounts outstanding under Line B bear interest at LIBOR (on the last day of the previous month) plus 1.15%, are secured by revenue equipment and mature on November 30, 2004. At March 31, 2003, Line B was fully utilized with $20.0 million outstanding.

In addition to cash flows from operations, the Company uses its existing lines of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions, such as installment notes (generally three to five year terms at fixed rates), are typically entered into for the purchase of revenue equipment; however, the Company purchased additional revenue equipment during the first three months of 2003 at a cost of approximately $4.1 million using its existing lines of credit. During the remainder of 2003, the Company plans to replace 455 tractors and 770 trailers, which would result in net capital expenditures of approximately $34.3 million. Management expects that the Company's existing working capital and its available lines of credit will be sufficient to meet the Company's present capital commitments, to repay indebtedness coming due in the current year, and to fund its operating needs during the remainder of fiscal 2003.

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


Item 3.  Quantitative and Qualitative Disclosure about Market Risk.
-------------------------------------------------------------------
The Company's primary market risk exposures include commodity price risk (the price paid to obtain diesel fuel for our tractors) and interest rate risk. The potential adverse impact of these risks and the general strategies the Company employs to manage such risks are discussed below.

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

In August 2000 and July 2001, we entered into agreements to obtain price protection and reduce a portion of our exposure to fuel price fluctuations. Under these agreements, we were obligated to purchase minimum amounts of diesel fuel per month, with a price protection component, for the six month periods ended March 31, 2001 and February 28, 2002. The agreements also provide that if during the 48 months commencing April 2001, the average monthly price of heating oil on the New York Mercantile Exchange ("NY MX HO") falls below $.58 per gallon, we are obligated to pay, for a maximum of twelve different months selected by the contract holder during such 48-month period, the difference between $.58 per gallon and NY MX HO average price, multiplied by 900,000 gallons. Accordingly, in any month in which the holder exercises such right, we would be obligated to pay the holder $9,000 for each cent by which $.58 exceeds the average NY MX HO price for that month. For example, the NY MX HO average price during February 2002 was approximately $.54, and if the holder were to exercise its payment right, we would be obligated to pay the holder approximately $36,000. In addition, if during any month in the twelve-month period commencing January 2005, the average NY MX HO is below $.58 per gallon, we will be obligated to pay the contract holder the difference between $.58 and the average NY MX HO price for such month, multiplied by 1,000,000 gallons. The agreements are stated at their fair value of $750,000 which is included in accrued liabilities in the accompanying consolidated financial statements.

INTEREST RATE RISK

Our two $20.0 million lines of credit each bear interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are effected by changes in interest rates generally, will affect the interest rate on, and therefore our costs under, the lines of credit. In an effort to manage the risks associated with changing interest rates, we entered into interest rate swap agreements effective February 28, 2001 and May 31, 2001, on notional amounts of $15,000,000 and $5,000,000, respectively. The "pay fixed rates" under the $15,000,000 and $5,000,000 swap agreements are 5.08% and 4.83%, respectively. The "receive floating rate" for both swap agreements is "1-month" LIBOR. These interest rate swap agreements terminate on March 2, 2006 and June 2, 2006, respectively. Assuming $20.0 million of variable rate debt was outstanding under each of Line A and Line B for a full fiscal year, a hypothetical 100 basis point increase in LIBOR would result in approximately
$200,000 of additional interest expense, net of the effect of the swap agreements. For additional information see Note B to the condensed consolidated financial statements.


Item 4.  Controls and Procedures.
---------------------------------
We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by P.A.M. Transportation Services, Inc. in reports that it files with the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective.

CEO AND CFO CERTIFICATES

Immediately following the Signatures section of this report on Form 10-Q, there are two certifications, one each by the CEO and the CFO. They are required under
Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This Item 4, Controls and Procedures, is referred to in the
Section 302 Certifications and should be read in conjunction with the Section 302 Certifications.

DISCLOSURE CONTROLS

"Disclosure Controls" are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

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

SCOPE OF EVALUATION OF DISCLOSURE CONTROLS

The evaluation of our Disclosure Controls performed by our CEO and CFO included obtaining an understanding of the design and objective of the controls, the implementation of those controls and the results of the controls on this report on Form 10-Q. We have established a Disclosure Committee whose duty is to perform procedures to evaluate the Disclosure Controls and provide the CEO and CFO with the results of their evaluation as part of the information considered by the CEO and CFO in their evaluation of Disclosure Controls. In the course of the evaluation of Disclosure Controls, we reviewed the controls that are in place to record, process, summarize and report, on a timely basis, matters that require disclosure in our reports filed under the Securities Exchange Act of 1934. We also considered the adequacy of the items disclosed in this report on Form 10-Q.

CONCLUSIONS

Based upon the evaluation of Disclosure Controls described above, our CEO and CFO have concluded that, subject to the limitations described above, our Disclosure Controls are effective to ensure that material information relating to P.A.M. Transportation Services, Inc. and its consolidated subsidiaries is made known to management, including the CEO and CFO, so that required disclosures have been included in this report on Form 10-Q.

We have also reviewed our system of Internal Controls and our CEO and CFO have concluded that subsequent to the date of their evaluation, there have been no significant changes in our Internal Controls or in other factors that could significantly affect Internal Controls.

                         PART II.  OTHER INFORMATION
                         ---------------------------



Item 1.  Legal Proceedings
--------------------------

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


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a)    Exhibits required by Item 601 of Regulations S-K:

          11.1    -   Statement Re:  Computation of Diluted Earnings Per Share.

          99.1    -   Certification of Chief Executive Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002

          99.2    -   Certification of Chief Financial Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K:

       A Current Report on Form 8-K was filed on March 14, 2003 regarding a press release issued to announce the Company's fourth quarter 2002 results. No other reports on Form 8-K were filed during the first quarter ending March 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   P.A.M. TRANSPORTATION SERVICES, INC.




Dated:   May 12, 2003              By: /s/ Robert W. Weaver
                                   ---------------------------------
                                   Robert W. Weaver
                                   President and Chief Executive Officer
                                   (principal executive officer)


Dated:   May 12, 2003              By: /s/ Larry J. Goddard
                                   ---------------------------------
                                   Larry J. Goddard
                                   Vice President-Finance, Chief Financial
                                   Officer, Secretary and Treasurer
                                   (principal accounting and financial officer)

                 Certification of Principal Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, ROBERT W. WEAVER, President and Chief Executive Officer, certify that:

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

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 12, 2003

                                   By: /s/ Robert W. Weaver
                                   ---------------------------------
                                   Robert W. Weaver
                                   President and Chief Executive Officer
                                   (principal executive officer)

                 Certification of Principal Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


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

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 12, 2003

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