Form 10-Q
period 2003-06-30
PAM TRANSPORTATION SERVICES INC
filed 2003-08-14
CIK 798287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2003


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

Yes  [ X ]          No  [ _ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                     Outstanding at August 1, 2003
         -----                                     -----------------------------
Common Stock, $.01 Par Value                                 11,293,207

                       PART I - FINANCIAL INFORMATION

                       Item 1.  Financial Statements

                     P.A.M. TRANSPORTATION SERVICES, INC.
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                     June 30,    December 31,
                                                      2003           2002
                                                      ----           ----
                                                  (unaudited)       (note)
ASSETS
Current assets:
     Cash and cash equivalents                     $   9,596      $  30,766
     Short-term investments, at fair value             4,751              -
     Receivables:
          Trade, net of allowance                     50,280         34,231
          Other                                        1,137          1,221
     Operating supplies and inventories                  651            411
     Deferred income taxes                                 -            127
     Prepaid expenses and deposits                     6,722          3,647
     Income taxes refundable                           1,013            281
                                                   ---------      ---------
          Total current assets                        74,150         70,684

Property and equipment, at cost                      266,000        233,159
     Less:  accumulated depreciation                 (94,993)       (85,787)
                                                   ---------      ---------
          Net property and equipment                 171,007        147,372
Other assets:
     Excess of cost over net assets acquired          15,412          8,102
     Non compete agreement                             1,179              -
     Other                                             2,286          2,162
                                                   ---------      ---------
          Total other assets                          18,877         10,264
                                                   ---------      ---------
Total assets                                       $ 264,034      $ 228,320
                                                   =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt          $   1,083      $   1,017
     Trade accounts payable                           20,589         15,725
     Other current liabilities                        11,910          9,601
     Deferred income taxes                               295              -
                                                   ---------      ---------
          Total current liabilities                   33,877         26,343

Long-term debt, less current portion                  36,432         20,175
Non compete agreement                                    871              -
Deferred income taxes                                 41,041         37,350
Shareholders' equity:
Preferred Stock, $.01 par value:
     10,000,000 shares authorized; none issued
Common stock, $.01 par value:
     40,000,000 shares authorized; issued and
     outstanding- 11,290,207 at June 30,
     2003, 11,282,207 at December 31, 2002               113            113
Additional paid-in capital                            76,272         76,193
Accumulated other comprehensive loss                    (587)        (1,005)
Retained earnings                                     76,015         69,151
                                                   ---------      ---------
Total shareholders' equity                           151,813        144,452
                                                   ---------      ---------
Total liabilities and shareholders' equity         $ 264,034      $ 228,320
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


                                        P.A.M. TRANSPORTATION SERVICES, INC.
                                                 AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (unaudited)
                                      (in thousands, except per share data)


                                                     Three Months Ended             Six Months Ended
                                                          June 30,                      June 30,
                                                    2003           2002            2003           2002
                                                    ----           ----            ----           ----
Operating revenues                              $   74,956     $   70,841      $  145,095     $  134,154

Operating expenses:
  Salaries, wages and benefits                      29,925         32,007          59,208         59,987
  Operating supplies                                12,711         13,065          26,871         25,078
  Rent/purchased transportation                      9,562          2,879          16,589          5,674
  Depreciation and amortization                      6,550          5,698          12,605         10,975
  Operating taxes and licenses                       3,669          3,523           7,204          6,844
  Insurance and claims                               3,643          3,432           7,131          6,946
  Communications and utilities                         635            643           1,236          1,259
  Other                                              1,196            820           2,209          1,602
  Loss on sale of equipment                              4             15              28             48
                                                 ---------      ---------       ---------      ---------
                                                    67,895         62,082         133,081        118,413
                                                 ---------      ---------       ---------      ---------
Operating income                                     7,061          8,759          12,014         15,741
Other income (expense)
  Interest expense                                    (427)          (369)           (684)        (1,341)
                                                 ---------      ---------       ---------      ---------
Income before income taxes                           6,634          8,390          11,330         14,400

Income taxes --current                                  25            910             210            774
             --deferred                              2,562          2,446           4,256          4,986
                                                 ---------      ---------       ---------      ---------
                                                     2,587          3,356           4,466          5,760
                                                 ---------      ---------       ---------      ---------
Net income                                       $   4,047      $   5,034       $   6,864      $   8,640
                                                 =========      =========       =========      =========
Net income per common share:
  Basic                                          $    0.36      $    0.45       $    0.61      $    0.86
                                                 =========      =========       =========      =========
  Diluted                                        $    0.36      $    0.45       $    0.61      $    0.85
                                                 =========      =========       =========      =========

Average common shares outstanding-Basic         11,289,811     11,182,537      11,288,290     10,061,271
                                                ==========     ==========      ==========     ==========
Average common shares outstanding-Diluted       11,332,383     11,237,739      11,335,673     10,112,415
                                                ==========     ==========      ==========     ==========

                       See notes to condensed consolidated financial statements.

                       P.A.M. TRANSPORTATION SERVICES, INC.
                                 AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                                  (in thousands)

                                                                  Six Months Ended
                                                                       June 30,
                                                                  2003          2002
                                                                  ----          ----
OPERATING ACTIVITIES
Net income                                                   $   6,864     $   8,640
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                              12,605        10,975
     Non compete agreement amortization                             42             -
     Provision for deferred income taxes                         4,256         4,986
     Loss on retirement of property and equipment                   28            48
     Changes in operating assets and liabilities:
          Accounts receivable                                  (15,995)      (20,290)
          Prepaid expenses and other current assets             (4,976)       (1,344)
          Accounts payable                                       5,075        13,789
          Accrued expenses                                       1,958         2,878
                                                             ---------     ---------
Net cash provided by operating activities                        9,857        19,682

INVESTING ACTIVITIES
Purchases of property and equipment                            (33,375)      (25,586)
Acquisition of businesses, net of cash acquired                (10,752)            -
Purchases of marketable securities                              (3,946)            -
Proceeds from sales of assets                                    5,588         2,706
Lease payments received on direct financing leases                  30            85
                                                             ---------     ---------
Net cash used in investing activities                          (42,455)      (22,795)

FINANCING ACTIVITIES
Borrowings under lines of credit                               179,429       182,055
Repayments under lines of credit                              (167,214)     (191,131)
Borrowings of long-term debt                                         -         1,459
Repayments of long-term debt                                      (866)      (32,687)
Proceeds from issuance of common stock                               -        54,784
Proceeds from exercise of stock options                             79           255
                                                             ---------     ---------
Net cash provided by financing activities                       11,428        14,735
                                                             ---------     ---------
Net increase (decrease) in cash and cash equivalents           (21,170)       11,622

Cash and cash equivalents at beginning of period                30,766           896
                                                             ---------     ---------
Cash and cash equivalents at end of period                   $   9,596     $  12,518
                                                             =========     =========
          See notes to condensed consolidated financial statements.


NONCASH INVESTING AND FINANCING ACTIVITIES:

A promissory note in the amount of $4,974,612 was incurred in connection with the acquisition of a business.

A non-compete agreement in the amount of $1,000,020, payable in equal monthly installments of $16,667 over a five year period, was entered into in connection with the acquisition of a business.

A non-compete agreement in the amount of $300,000, payable in equal monthly installments of $12,500 over a two year period, was entered into in connection with the acquisition of a business.


                                       P.A.M. TRANSPORTATION SERVICES, INC.
                                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                   (unaudited)
                                                 (in thousands)

----------------------------------------------------------------------------------------------------------------
                                               ADDITIONAL      OTHER        ACCUMULATED
                                      COMMON    PAID-IN    COMPREHENSIVE   COMPREHENSIVE    RETAINED
                                       STOCK    CAPITAL        INCOME      INCOME/(LOSS)    EARNINGS      TOTAL
----------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002          $  113   $ 76,193                       $ (1,005)     $ 69,151    $144,452

  Components of comprehensive income:
   Net earnings                                               $  6,864                         6,864       6,864
   Other comprehensive loss -
     Unrealized loss on hedge,
        net of tax of $39                                          (58)            (58)                      (58)
     Unrealized gain on securities,
        net of tax of $317                                         476             476                       476
                                                              --------
   Total comprehensive income                                 $  7,282
                                                              ========
   Exercise of stock options-
   shares issued including tax
   benefits                               -          79                                                       79
----------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2003             $  113    $ 76,272                       $   (587)     $ 76,015    $151,813
================================================================================================================

See notes to consolidated financial statements.



                       P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003

NOTE A:  BASIS  OF  PRESENTATION
--------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

These interest rate swap agreements meet the specific hedge accounting criteria. The effective portion of the cumulative gain or loss has been reported as a component of accumulated other comprehensive loss in shareholders' equity and will be reclassified into current earnings by June 2, 2006, the latest termination date for all current swap agreements. The Company records all derivatives at fair value as assets or liabilities in the condensed consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument. At June 30, 2003, the net after tax deferred hedging loss in accumulated other comprehensive loss was approximately $1,063,000.

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

In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections" as of April 2002. SFAS No. 145, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and SFAS No. 64, "Extinguishments of Debt made to Satisfy Sinking-Fund Requirements". Under the provisions of SFAS No. 145, gains and losses from extinguishment of debt can only be classified as extraordinary items if they meet the criteria in APB Opinion No. 30. This statement also amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar and is effective for transactions occurring after May 15, 2002. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 on January 1, 2003 did not have a material impact on the Company's financial position or results of operations.

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

During December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, an Amendment of FASB Statement No. 123 ("SFAS No. 148"), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 was effective for fiscal years ending after December 15, 2002. Management has determined that adoption of the disclosure provisions of this statement did not have any material impact on the financial position or results of operations of the Company during 2002 and expects no significant impact on future periods.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"), which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Management does not expect that the provisions of SFAS 149 will have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"), which requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not have any financial instruments that meet the provisions of SFAS 150; therefore, adopting the provisions of SFAS 150 is not expected to have a material impact on the Company's financial position or results of operations.

NOTE E:  MARKETABLE SECURITIES
------------------------------
The Company's investments in marketable securities, which are classified as available for sale, had a net unrealized gain in market value of $476,000, net of deferred income taxes, for the six month period ended June 30, 2003. The investments consist entirely of equity securities with a combined original cost of approximately $3,950,000 and a combined fair market value of approximately $4,750,000 as of June 30, 2003. There were no sales or reclassifications of investment securities during the six month period ended June 30, 2003.

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

                                                          Three Months Ended             Six Months Ended
                                                               June 30,                      June 30,
                                                         2003           2002           2003           2002
                                                        -------        -------        -------        -------
                                                                (in thousands, except per share data)
Net income                                              $ 4,047        $ 5,034        $ 6,864        $ 8,640

Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related tax effects          (82)          (106)          (164)          (212)
                                                        -------        -------        -------        -------
Pro forma net income                                    $ 3,965        $ 4,928        $ 6,700        $ 8,428
                                                        =======        =======        =======        =======
Earnings per share:
  Basic - as reported                                   $   .36        $   .45        $   .61        $   .86
  Basic - pro forma                                     $   .35        $   .44        $   .59        $   .84

  Diluted - as reported                                 $   .36        $   .45        $   .61        $   .85
  Diluted - pro forma                                   $   .35        $   .44        $   .59        $   .83

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

The aggregate purchase price of $6.6 million was paid in the form of a 7 year installment note in the amount of approximately $5.0 million at an interest rate of 6% and a cash payment of approximately $1.6 million. A non-compete agreement in the amount of $1.0 million and covering a 5 year period was also entered into. Approximately $6.6 million of additional goodwill was recognized as a result of the acquisition.

On April 3, 2003, P.A.M. Transportation Services, Inc. acquired substantially all of the assets of McNeill Trucking, Inc. The results of McNeill Trucking, Inc. have been included in the consolidated financial statements since that date. In accordance with SFAS No. 141, "Business Combinations", the acquisition was accounted for under the purchase method of accounting.

The aggregate purchase price of approximately $8.7 million was paid in the form of cash in the amount of approximately $8.6 and the assumption of liabilities aggregating approximately $70,000. A non-compete agreement in the amount of $300,000 and covering a 2 year period was also entered into. Approximately $370,000 of additional goodwill was recognized as a result of the acquisition.

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

Accounts Receivable. We continuously monitor collections from our customers, third parties and vendors and maintain a provision for estimated credit losses based upon our historical experience and any specific collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

Property,  plant  and  equipment.    Management  must  use  its  judgment in the
selection of estimated useful lives and salvage values for purposes of depreciating tractors and trailers which do not have guaranteed residual values. Estimates of salvage value at the expected date of trade-in or sale are based on the expected market values of equipment at the time of disposal.

Other current liabilities - Self Insurance. The Company is self-insured for health and workers' compensation benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred, but not reported (IBNR) claims. IBNR claims are estimated using historical lag information and other data provided by claims administrators. This estimation process is subjective, and to the extent that future actual results differ from original estimates, adjustments to recorded accruals may be necessary.

Revenue Recognition. Revenue is recognized in full upon completion of delivery to the receivers location. For freight in transit at the end of a reporting period, the Company recognizes revenue prorata based on relative transit miles completed as a portion of the estimated total transit miles with estimated expenses recognized upon recognition of the related revenue.

Prepaid expenses - Tires. Tires purchased with revenue equipment are capitalized as a cost of the related equipment. Replacement tires are included in prepaid expenses and deposits and are amortized over a 24-month period. Costs related to tire recapping are expensed when incurred.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2003 VS. THREE MONTHS ENDED JUNE 30, 2002

For the quarter ended June 30, 2003, revenues increased 5.8% to $75.0 million as compared to $70.8 million for the quarter ended June 30, 2002. The increase was primarily due to an increase in revenues generated by the Company as a result of the East Coast Transport, Inc. and McNeill Trucking, Inc. business acquisitions which closed on January 31, 2003 and April 3, 2003, respectively.

Salaries, wages and benefits decreased from 45.2% of revenues in the second quarter of 2002 to 39.9% of revenues in the second quarter of 2003. The decrease of approximately $2.1 million relates to a decrease in amounts accrued for employee performance based compensation plans and a decrease in company driver wages as a percentage of revenues due to the reliance on third party drivers for our logistics operations which is reflected as purchased transportation costs.

Operating supplies and expenses decreased from 18.4% of revenues in the second quarter of 2002 to 17.0% of revenues in the second quarter of 2003. The decrease of approximately $350,000 relates to increased collections of fuel surcharges, which, when in effect, help offset increased fuel costs due to rising fuel prices by passing a portion of the increased costs to the customer.

Rent and purchased transportation increased from 4.1% of revenues in the second quarter of 2002 to 12.8% of revenues in the second quarter of 2003. The increase of approximately $6.7 million relates primarily to the East Coast Transport acquisition which purchases transportation services from other transportation companies in order to support our logistics operations which is reflected as purchased transportation costs.

Depreciation and amortization increased from 8.0% of revenues in the second quarter of 2002 to 8.7% of revenues in the second quarter of 2003. The increase of approximately $850,000 was due to the replacement of trailers which were fully depreciated and the combined effect of higher tractor purchase prices and lower tractor residual values, which was partially offset by an increase in logistics revenues which have no associated tractor depreciation expense.

The Company's operating ratio increased to 90.6% for the second quarter of 2003 from 87.6% for the second quarter of 2002, as a result of the factors described above.

The decrease in income before income taxes to $6.6 million from $8.4 million, respectively, for the three month period ended June 30, 2003 and 2002 resulted in a decrease in the provision for income taxes from $3.4 million for the second quarter of 2002 to $2.6 million for the second quarter of 2003.

Net income decreased to $4.0 million, or 5.4% of revenues, in the second quarter of 2003 from $5.0 million, or 7.1% of revenues in the second quarter of 2002. The decrease in net income resulted in a decrease in diluted net income per share to $.36 in the second quarter of 2003 from $.45 in the second quarter of 2002.

SIX MONTHS ENDED JUNE 30, 2003 VS. SIX MONTHS ENDED JUNE 30, 2002

For the six months ended June 30, 2003, revenues increased 8.2% to $145.1 million as compared to $134.2 million for the six months ended June 30, 2002. The increase was primarily due to an increase in revenues generated by the Company as a result of the East Coast Transport, Inc. and McNeill Trucking, Inc. business acquisitions which closed on January 31, 2003 and April 3, 2003, respectively. An increase in the average number of tractors from 1,724 in the first six months of 2002 to 1,811 in the first six months of 2003 also contributed to the increase in revenues.

Salaries, wages and benefits decreased from 44.7% of revenues in the first six months of 2002 to 40.8% of revenues in the first six months of 2003. The decrease of approximately $780,000 relates to a decrease in amounts accrued for employee performance based compensation plans and a decrease in company driver wages as a percentage of revenues due to the reliance on third party drivers for our logistics operations which is reflected as purchased transportation costs.

Rent and purchased transportation increased from 4.2% of revenues in the first six months of 2002 to 11.4% of revenues in the first six months of 2003. The increase of approximately $10.9 million relates primarily to the East Coast Transport acquisition which purchases transportation services from other transportation companies in order to support our logistics operations which is reflected as purchased transportation costs.

Depreciation and amortization increased from 8.2% of revenues in the first six months of 2002 to 8.7% of revenues in the first six months of 2003. The increase of approximately $1.6 million was due to the replacement of trailers which were fully depreciated and the combined effect of higher tractor purchase prices and lower tractor residual values, which was partially offset by an increase in logistics revenues which have no associated tractor depreciation expense.

The Company's operating ratio increased to 91.7% for the first six months of 2003 from 88.3% for the first six months of 2002, as a result of the factors described above.

The decrease in income before income taxes to $11.3 million from $14.4 million, respectively, for the six month periods ended June 30, 2003 and 2002 resulted in a decrease in the provision for income taxes from $5.8 million for the first six months of 2002 to $4.5 million for the first six months of 2003.

Net income decreased to $6.9 million, or 4.7% of revenues, in the first six months of 2003 from $8.6 million, or 6.4% of revenues in the first six months of 2002. The decrease in net income, combined with a 12.1% increase in the average number of shares outstanding, resulted in a decrease in diluted net income per share to $.61 in the first six months of 2003 from $.85 in the first six months of 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
During the first six months of 2003, the Company generated $9.9 million of cash from operating activities. Investing activities used $42.5 million in cash in the first six months of 2003. Financing activities generated $11.4 million in the first six months of 2003, primarily from borrowings against lines of credit.

Short-term investments at June 30, 2003 increased approximately $4.8 million from December 31, 2002. Increases were due to a combination of additional purchases of equity securities during periods of excess cash and appreciation in stock value during the first six months of 2003. The Company has developed a strategy to invest in securities from which it expects to receive dividends that qualify for favorable tax treatment, as well as, appreciate in value. The Company anticipates that increases in the trading value of the stock combined with dividend payments will exceed interest rates paid on borrowings for the same period. The duration of the investments depends largely on the general economic environment, the equity markets and borrowing rates.

Accounts receivable at June 30, 2003 increased approximately $16.0 million from December 31, 2002. Approximately $6.8 million of the increase is related to the revenues generated by East Coast Transport, Inc. and McNeill Transport, Inc. which were acquired in January 2003 and April 2003, respectively. Also, certain of the Company's largest customers regularly schedule plant shutdowns for various periods during December and the volume of freight we ship is reduced during such scheduled shutdowns. This reduction in freight volume results in a reduction in accounts receivable at the end of each year.

Prepaid expenses and deposits at June 30, 2003 increased approximately $3.1 million as compared to December 31, 2002. The increase relates to the Company's annual registration fees for tractors and trailers which occurs each January, and to the prepayment of certain annual insurance policies during the first quarter of 2003 which had been paid on a monthly basis during the previous year.

Trade accounts payable at June 30, 2003 increased approximately $4.9 million as compared to December 31, 2002. This is a normal fluctuation that occurs as a result of the timing of regularly scheduled check runs and how they fall in relation to the end of a period.

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

The Company's principal subsidiary, P.A.M. Transport, Inc., maintains two lines of credit with separate financial institutions. "Line A" is a $20.0 million line maturing May 31, 2005 bearing interest at LIBOR (on the first day of the month) plus 1.40%, and is secured by accounts receivable. At June 30, 2003, outstanding advances on Line A were approximately $13.7 million, including $1.5 million in letters of credit, with availability to borrow $6.3 million. "Line B" is a $30.0 million line maturing on June 30, 2005 bearing interest at LIBOR (on the last London Business Day of the previous month) plus 1.15%, and is secured by equipment. At June 30, 2003, outstanding advances on Line B were approximately $27.0 million, including $7.0 million in letters of credit, with availability to borrow $3.0 million.

In addition to cash flows from operations, the Company uses its existing lines of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions, such as installment notes (generally three to five year terms at fixed rates), are typically entered into for the purchase of revenue equipment; however, the Company purchased additional revenue equipment during the first six months of 2003 at a cost of approximately $30.9 million using its existing lines of credit and available cash balances. During the remainder of 2003, the Company plans to replace 419 tractors and 410 trailers, which would result in net capital expenditures of approximately $26.0 million. Management expects that the Company's existing working capital and its available lines of credit will be sufficient to meet the Company's present capital commitments, to repay indebtedness coming due in the current year, and to fund its operating needs during the remainder of fiscal 2003.

During January 2003 a seven year promissory note in the amount of $4,974,612 million and payable in equal monthly installments at a fixed interest rate of 6.0% was incurred in connection with the acquisition of East Coast Transport, Inc.

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

INTEREST RATE RISK

Our lines of credit each bear interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are effected by changes in interest rates generally, will affect the interest rate on, and therefore our costs under, the lines of credit. In an effort to manage the risks associated with changing interest rates, we entered into interest rate swap agreements effective February 28, 2001 and May 31, 2001, on notional amounts of $15,000,000 and $5,000,000, respectively. The "pay fixed rates" under the $15,000,000 and $5,000,000 swap agreements are 5.08% and 4.83%, respectively. The "receive floating rate" for both swap agreements is "1-month" LIBOR. These interest rate swap agreements terminate on March 2, 2006 and June 2, 2006, respectively. Assuming $20.0 million of variable rate debt was outstanding under each of Line A and Line B for a full fiscal year, a hypothetical 100 basis point increase in LIBOR would result in approximately $200,000 of additional interest expense, net of the effect of the swap agreements. For additional information see Note B to the condensed consolidated financial statements.


Item 4.  Controls and Procedures.
---------------------------------
We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by P.A.M. Transportation Services, Inc. in reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out as of June 30, 2003 under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective.

CEO AND CFO CERTIFICATES

Exhibit 31.1 and Exhibit 31.2 to this report on Form 10-Q includes certifications by the CEO and the CFO, respectively. They are required under
Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This Item 4, Controls and Procedures, is referred to in the
Section 302 Certifications and should be read in conjunction with the Section 302 Certifications.

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


Item  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders.
------------------------------------------------------------------------

The 2003 Annual Meeting of Stockholders of the Company was held on May 29, 2003. The results of the voting with respect to each matter voted on at the meeting is set forth below:


     (1)  Proposal to elect eight directors:

                                             Votes         Votes        Broker
                                              FOR         WITHHELD     NON-VOTES
                                              ---         --------     ---------
          Fredrick P. Calderone            9,027,509     1,984,485         0
          Frank L. Conner                 10,905,724       106,270         0
          Thomas H. Cooke                 10,865,763       146,231         0
          Manuel J. Moroun                 9,121,455     1,890,539         0
          Matthew T. Moroun               10,828,401       183,593         0
          Daniel C. Sullivan              10,873,438       138,556         0
          Robert W. Weaver                 9,063,059     1,948,935         0
          Charles F. Wilkins              10,894,938       117,056         0


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a)    Exhibits required by Item 601 of Regulations S-K:

          11.1    -   Statement Re:  Computation of Diluted Earnings Per Share

          31.1    -   Certification of Principal Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

          31.2    -   Certification of Principal Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

          32.1    -   Certification of Chief Executive Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002

          32.2    -   Certification of Chief Financial Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002


(b)    Reports on Form 8-K:

       A Current Report on Form 8-K was filed on April 25, 2003 regarding a press release issued to announce the Company's first quarter 2003 results. No other reports on Form 8-K were filed during the second quarter ending June 30, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   P.A.M. TRANSPORTATION SERVICES, INC.




Dated:   August 5, 2003            By: /s/ Robert W. Weaver
                                   ---------------------------------
                                   Robert W. Weaver
                                   President and Chief Executive Officer
                                   (principal executive officer)


Dated:   August 5, 2003            By: /s/ Larry J. Goddard
                                   ---------------------------------
                                   Larry J. Goddard
                                   Vice President-Finance, Chief Financial
                                   Officer, Secretary and Treasurer
                                   (principal accounting and financial officer)

                       P.A.M. TRANSPORTATION SERVICES, INC.

                         INDEX TO EXHIBITS TO FORM 10-Q


Exhibit
Number                        Exhibit Description
--------     ---------------------------------------------------------

11.1         Statement  Re:  Computation of Diluted Earnings Per Share


31.1         Certification of Principal Executive Officer pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002

31.2         Certification of Principal Financial Officer pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002

32.1         Certification of Chief Executive Officer pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002

32.2         Certification of Chief Financial Officer pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002