Form 10-Q
period 2003-09-30
PAM TRANSPORTATION SERVICES INC
filed 2003-11-12
CIK 798287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003


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

Yes  [ X ]          No  [ _ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                   Outstanding at October 30, 2003
         -----                                   -------------------------------
Common Stock, $.01 Par Value                               11,293,707

                       PART I - FINANCIAL INFORMATION

                       Item 1.  Financial Statements

                     P.A.M. TRANSPORTATION SERVICES, INC.
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                  September 30,   December 31,
                                                      2003           2002
                                                      ----           ----
                                                  (unaudited)       (note)
ASSETS
Current assets:
     Cash and cash equivalents                     $   5,534      $  30,766
     Marketable investments, at fair value             4,746              -
     Receivables:
          Trade, net of allowance                     52,176         34,231
          Other                                        1,455          1,221
     Operating supplies and inventories                  651            411
     Deferred income taxes                                 -            127
     Prepaid expenses and deposits                     4,996          3,647
     Income taxes refundable                           1,155            281
                                                   ---------      ---------
          Total current assets                        70,713         70,684

Property and equipment, at cost                      255,959        233,159
     Less:  accumulated depreciation                 (91,387)       (85,787)
                                                   ---------      ---------
          Net property and equipment                 164,572        147,372
Other assets:
     Excess of cost over net assets acquired          15,413          8,102
     Non compete agreement                             1,092              -
     Other                                             2,285          2,162
                                                   ---------      ---------
          Total other assets                          18,790         10,264
                                                   ---------      ---------
Total assets                                       $ 254,075      $ 228,320
                                                   =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt          $     924      $   1,017
     Trade accounts payable                           17,989         15,725
     Other current liabilities                        12,064          9,601
     Deferred income taxes                               420              -
                                                   ---------      ---------
          Total current liabilities                   31,397         26,343

Long-term debt, less current portion                  24,045         20,175
Non compete agreement                                    784              -
Deferred income taxes                                 42,914         37,350
Shareholders' equity:
Preferred Stock, $.01 par value:
     10,000,000 shares authorized; none issued
Common stock, $.01 par value:
     40,000,000 shares authorized; issued and
     outstanding- 11,293,707 at September 30,
     2003, 11,282,207 at December 31, 2002               113            113
Additional paid-in capital                            76,308         76,193
Accumulated other comprehensive loss                    (465)        (1,005)
Retained earnings                                     78,979         69,151
                                                   ---------      ---------
Total shareholders' equity                           154,935        144,452
                                                   ---------      ---------
Total liabilities and shareholders' equity         $ 254,075      $ 228,320
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


                                        P.A.M. TRANSPORTATION SERVICES, INC.
                                                 AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (unaudited)
                                      (in thousands, except per share data)


                                                     Three Months Ended             Nine Months Ended
                                                       September 30,                  September 30,
                                                    2003           2002            2003           2002
                                                    ----           ----            ----           ----
Operating revenues                              $   74,216     $   65,034      $  219,311     $  199,188

Operating expenses:
  Salaries, wages and benefits                      30,161         27,679          89,368         87,666
  Operating supplies                                14,287         13,438          41,158         38,517
  Rent/purchased transportation                      9,276          1,911          25,867          7,584
  Depreciation and amortization                      6,590          6,701          19,194         17,676
  Operating taxes and licenses                       3,686          3,356          10,890         10,200
  Insurance and claims                               3,089          2,559          10,220          9,505
  Communications and utilities                         624            444           1,861          1,704
  Other                                              1,172          1,926           3,381          3,527
  Loss on sale of equipment                             14             48              42             96
                                                 ---------      ---------       ---------      ---------
                                                    68,899         58,062         201,981        176,475
                                                 ---------      ---------       ---------      ---------
Operating income                                     5,317          6,972          17,330         22,713
Other income (expense)
  Interest expense                                    (375)          (377)         (1,060)        (1,718)
                                                 ---------      ---------       ---------      ---------
Income before income taxes                           4,942          6,595          16,270         20,995

Income taxes --current                                  60            536             270          1,310
             --deferred                              1,917          2,102           6,172          7,088
                                                 ---------      ---------       ---------      ---------
                                                     1,977          2,638           6,442          8,398
                                                 ---------      ---------       ---------      ---------
Net income                                       $   2,965      $   3,957       $   9,828      $  12,597
                                                 =========      =========       =========      =========
Net income per common share:
  Basic                                          $    0.26      $    0.35       $    0.87      $    1.20
                                                 =========      =========       =========      =========
  Diluted                                        $    0.26      $    0.35       $    0.87      $    1.20
                                                 =========      =========       =========      =========

Average common shares outstanding-Basic         11,293,147     11,263,392      11,289,927     10,466,381
                                                ==========     ==========      ==========     ==========
Average common shares outstanding-Diluted       11,326,610     11,306,778      11,330,528     10,514,705
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

                       P.A.M. TRANSPORTATION SERVICES, INC.
                                 AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                                  (in thousands)

                                                                  Nine Months Ended
                                                                     September 30,
                                                                  2003          2002
                                                                  ----          ----
OPERATING ACTIVITIES
Net income                                                   $   9,828     $  12,597
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                              19,194        17,676
     Non compete agreement amortization                             42             -
     Provision for deferred income taxes                         6,172         7,088
     Loss on retirement of property and equipment                   42            93
     Changes in operating assets and liabilities:
          Accounts receivable                                  (18,209)      (12,554)
          Prepaid expenses and other current assets             (3,387)       (1,926)
          Accounts payable                                       2,752         9,817
          Other current liabilities                              2,113         2,815
                                                             ---------     ---------
Net cash provided by operating activities                       18,547        35,606

INVESTING ACTIVITIES
Purchases of property and equipment                            (42,065)      (31,185)
Acquisition of businesses, net of cash acquired                (10,752)            -
Purchases of marketable securities                              (3,946)            -
Proceeds from sales of assets                                   14,036         7,892
Lease payments received on direct financing leases                  31            74
                                                             ---------     ---------
Net cash used in investing activities                          (42,696)      (23,219)

FINANCING ACTIVITIES
Borrowings under lines of credit                               257,783       270,733
Repayments under lines of credit                              (257,783)     (279,809)
Borrowings of long-term debt                                         -         1,459
Repayments of long-term debt                                    (1,198)      (35,886)
Proceeds from issuance of common stock                               -        54,784
Proceeds from exercise of stock options                            115           305
                                                             ---------     ---------
Net cash provided by (used in) financing activities             (1,083)       11,586
                                                             ---------     ---------
Net increase (decrease) in cash and cash equivalents           (25,232)       23,973

Cash and cash equivalents at beginning of period                30,766           896
                                                             ---------     ---------
Cash and cash equivalents at end of period                   $   5,534     $  24,869
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


                                       P.A.M. TRANSPORTATION SERVICES, INC.
                                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                   (unaudited)
                                                 (in thousands)

----------------------------------------------------------------------------------------------------------------
                                               ADDITIONAL      OTHER        ACCUMULATED
                                      COMMON    PAID-IN    COMPREHENSIVE   COMPREHENSIVE    RETAINED
                                       STOCK    CAPITAL        INCOME      INCOME/(LOSS)    EARNINGS      TOTAL
----------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002          $  113   $ 76,193                       $ (1,005)     $ 69,151    $144,452

  Components of comprehensive income:
   Net earnings                                               $  9,828                         9,828       9,828
   Other comprehensive loss -
     Unrealized gain on hedge,
        net of tax of $73                                          109             109                       109
     Unrealized gain on securities,
        net of tax of $288                                         431             431                       431
                                                              --------
   Total comprehensive income                                 $ 10,368
                                                              ========
   Exercise of stock options-
   shares issued including tax
   benefits                               -         115                                                      115
----------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2003        $  113    $ 76,308                       $   (465)     $ 78,979    $154,935
================================================================================================================

See notes to consolidated financial statements.



                       P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

NOTE A:  BASIS  OF  PRESENTATION
--------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

These interest rate swap agreements meet the specific hedge accounting criteria. The effective portion of the cumulative gain or loss has been reported as a component of accumulated other comprehensive loss in shareholders' equity and will be reclassified into current earnings by June 2, 2006, the latest termination date for all current swap agreements. The Company records all derivatives at fair value as assets or liabilities in the condensed consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument. At September 30, 2003, the net after tax deferred hedging loss in accumulated other comprehensive loss was approximately $896,000.

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

In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections" as of April 2002. SFAS No. 145, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and SFAS No. 64, "Extinguishments of Debt made to Satisfy Sinking-Fund Requirements". Under the provisions of SFAS No. 145, gains and losses from extinguishment of debt can only be classified as extraordinary items if they meet the criteria in APB Opinion No. 30. This statement also amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar and was effective for transactions occurring after May 15, 2002. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 on January 1, 2003 did not have a material impact on the Company's financial position or results of operations.

In July of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan as was required by EITF No. 94-3. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 was effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 on January 1, 2003 did not have a material impact on the Company's financial position or results of operations.

In November 2002, The Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. Management has determined that since December 31, 2002, no guarantees have been issued or modified, and therefore, the initial recognition and initial measurement provisions of FIN 45 did not have any material impact on the financial position or results of operations.

In March of 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. ("FIN 46"). FIN 46 of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. This Interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The effective date of FIN 46 had been July 1, 2003. The Financial Accounting Standards Board postponed the effective date to December 31, 2003. The Company is evaluating the effects of FIN 46 but currently expects it will not have a material impact on the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"), which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Adopting the provisions of SFAS
149 did not have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"), which requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not have any financial instruments that meet the provisions of SFAS 150; therefore, adopting the provisions of SFAS 150 did not have a material impact on the Company's financial position or results of operations.

NOTE E:  MARKETABLE SECURITIES
------------------------------
The Company's investments in marketable securities, which are classified as available for sale, had a net unrealized gain in market value of $431,000, net of deferred income taxes, for the nine month period ended September 30, 2003. The investments consist entirely of equity securities with a combined original cost of approximately $3,950,000 and a combined fair market value of approximately $4,750,000 as of September 30, 2003. There were no sales or reclassifications of investment securities during the nine month period ended September 30, 2003.

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

                                                          Three Months Ended            Nine Months Ended
                                                            September 30,                 September 30,
                                                         2003           2002           2003           2002
                                                        -------        -------        -------        -------
                                                                (in thousands, except per share data)
Net income                                              $ 2,965        $ 3,957        $ 9,828        $12,597

Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related tax effects          (82)          (106)          (245)          (318)
                                                        -------        -------        -------        -------
Pro forma net income                                    $ 2,883        $ 3,851        $ 9,583        $12,279
                                                        =======        =======        =======        =======
Earnings per share:
  Basic - as reported                                   $   .26        $   .35        $   .87        $  1.20
  Basic - pro forma                                     $   .26        $   .34        $   .85        $  1.17

  Diluted - as reported                                 $   .26        $   .35        $   .87        $  1.20
  Diluted - pro forma                                   $   .25        $   .34        $   .85        $  1.17

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

                         PART I - FINANCIAL INFORMATION

           Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING INFORMATION
----------------------------
Certain information included in this Quarterly Report on Form 10-Q constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to expected future financial and operating results or events, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, excess capacity in the trucking industry; surplus inventories; recessionary economic cycles and downturns in customers' business cycles; increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, license and registration fees; the resale value of the Company's used equipment and the price of new equipment; increases in compensation for and difficulty in attracting and retaining qualified drivers and owner-operators; increases in insurance premiums and deductible amounts relating to accident, cargo, workers' compensation, health, and other claims; unanticipated increases in the number or amount of claims for which the Company is self insured; inability of the Company to continue to secure acceptable financing arrangements; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors including reductions in rates resulting from competitive bidding; the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations; a significant reduction in or termination of the Company's trucking service by a key customer; and other factors, including risk factors, referred to from time to time in filings made by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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

Goodwill. The carrying value of goodwill is tested for impairment at least annually. The impairment testing requires an estimate of the value of the Company as a whole, as the Company has determined it only has one reporting unit as defined in SFAS No. 142.


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2003 VS. THREE MONTHS ENDED SEPTEMBER 30, 2002

For the quarter ended September 30, 2003, revenues increased 14.1% to $74.2 million as compared to $65.0 million for the quarter ended September 30, 2002. The increase was due to an increase in revenues generated by the Company as a result of the East Coast Transport, Inc. and McNeill Trucking, Inc. business acquisitions which closed on January 31, 2003 and April 3, 2003, respectively.

Salaries, wages and benefits decreased from 42.6% of revenues in the third quarter of 2002 to 40.6% of revenues in the third quarter of 2003. The decrease relates to a decrease in company driver wages as a percentage of revenues due to the reliance on third party drivers for our logistics operations which is reflected as purchased transportation costs.

Operating supplies and expenses decreased from 20.7% of revenues in the third quarter of 2002 to 19.3% of revenues in the third quarter of 2003. The decrease as a percentage of revenues was caused by an increase in logistics revenues which have relatively few operating costs in relation to the revenues generated.

Rent and purchased transportation increased from 2.9% of revenues in the third quarter of 2002 to 12.5% of revenues in the third quarter of 2003. The increase relates primarily to the East Coast Transport acquisition which purchases transportation services from other transportation companies in order to support our logistics operations and is reflected as purchased transportation costs.

Depreciation and amortization decreased from 10.3% of revenues in the third quarter of 2002 to 8.9% of revenues in the third quarter of 2003. The decrease as a percentage of revenues was caused by an increase in logistics revenues which have no associated tractor or trailer depreciation expense.

Other expenses decreased from 3.0% of revenues in the third quarter of 2002 to 1.6% of revenues in the third quarter of 2003. The decrease relates to a decrease in amounts charged to bad debt expense.

The Company's operating ratio increased to 92.8% for the third quarter of 2003 from 89.3% for the third quarter of 2002.

The decrease in income before income taxes to $4.9 million from $6.6 million, respectively, for the three month period ended September 30, 2003 and 2002 resulted in a decrease in the provision for income taxes from $2.6 million for the third quarter of 2002 to $2.0 million for the third quarter of 2003.

Net income decreased to $2.9 million, or 4.0% of revenues, in the third quarter of 2003 from $4.0 million, or 6.1% of revenues in the third quarter of 2002. The decrease in net income resulted in a decrease in diluted net income per share to $.26 in the third quarter of 2003 from $.35 in the third quarter of 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 VS. NINE MONTHS ENDED SEPTEMBER 30, 2002

For the nine months ended September 30, 2003, revenues increased 10.1% to $219.3 million as compared to $199.2 million for the nine months ended September 30, 2002. The increase was due to an increase in revenues generated by the Company as a result of the East Coast Transport, Inc. and McNeill Trucking, Inc. business acquisitions which closed on January 31, 2003 and April 3, 2003, respectively.

Salaries, wages and benefits decreased from 44.0% of revenues in the first nine months of 2002 to 40.8% of revenues in the first nine months of 2003. The decrease relates to a decrease in company driver wages as a percentage of revenues due to the reliance on third party drivers for our logistics operations which is reflected as purchased transportation costs. The decrease in company driver wages was partially offset by increases in workers compensation and health insurance costs.

Operating supplies and expenses decreased from 19.4% of revenues in the first nine months of 2002 to 18.8% of revenues in the first nine months of 2003. The decrease as a percentage of revenues was caused by an increase in logistics revenues which have relatively few operating costs in relation to the revenues generated.

Rent and purchased transportation increased from 3.8% of revenues in the first nine months of 2002 to 11.8% of revenues in the first nine months of 2003. The increase relates primarily to the East Coast Transport acquisition which purchases transportation services from other transportation companies in order to support our logistics operations which is reflected as purchased transportation costs.

The Company's operating ratio increased to 92.1% for the first nine months of 2003 from 88.6% for the first nine months of 2002.

The decrease in income before income taxes to $16.3 million from $21.0 million, respectively, for the nine month periods ended September 30, 2003 and 2002 resulted in a decrease in the provision for income taxes from $8.4 million for the first nine months of 2002 to $6.4 million for the first nine months of 2003.

Net income decreased to $9.8 million, or 4.5% of revenues, in the first nine months of 2003 from $12.6 million, or 6.3% of revenues in the first nine months of 2002. The decrease in net income, combined with a 7.8% increase in the average number of shares outstanding, resulted in a decrease in diluted net income per share to $.87 in the first nine months of 2003 from $1.20 in the first nine months of 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
During the first nine months of 2003, the Company generated $18.5 million of cash from operating activities. Investing activities used $42.7 million in cash in the first nine months of 2003. Financing activities used $1.1 million in the first nine months of 2003.

Marketable investments at September 30, 2003 increased approximately $4.7 million from December 31, 2002. The increase was due to a combination of purchases of equity securities during periods of excess cash and appreciation in investment value during the first nine months of 2003. The Company has developed a strategy to invest in securities from which it expects to receive dividends that qualify for favorable tax treatment, as well as, appreciate in value. The Company anticipates that increases in the market value of the investments combined with dividend payments will exceed interest rates paid on borrowings for the same period. The holding term of the investments depends largely on the general economic environment, the equity markets and borrowing rates.

Accounts receivable at September 30, 2003 increased approximately $18.2 million from December 31, 2002. Approximately $5.9 million of the increase is related to the revenues generated by East Coast Transport, Inc. and McNeill Transport, Inc. which were acquired in January 2003 and April 2003, respectively. Also, certain of the Company's largest customers regularly schedule plant shutdowns for various periods during December and the volume of freight we ship is reduced during such scheduled shutdowns. This reduction in freight volume results in a reduction in accounts receivable at the end of each year.

Prepaid expenses and deposits at September 30, 2003 increased approximately $1.3 million as compared to December 31, 2002. The increase relates to the Company's annual registration fees for tractors and trailers which occurs each January, and to the prepayment of certain annual insurance policies during the first quarter of 2003 which had been paid on a monthly basis during the previous year.

Trade accounts payable at September 30, 2003 increased approximately $2.3 million as compared to December 31, 2002. This is a normal fluctuation that occurs as a result of the timing of regularly scheduled check runs and how they fall in relation to the end of a period.

The Company's principal subsidiary, P.A.M. Transport, Inc., maintains two lines of credit with separate financial institutions. "Line A" is a $20.0 million line maturing May 31, 2005 bearing interest at LIBOR (on the first day of the month) plus 1.40%, and is secured by accounts receivable. At September 30, 2003, outstanding advances on Line A were approximately $1.5 million, consisting entirely of letters of credit, with availability to borrow $18.5 million. "Line B" is a $30.0 million line maturing on June 30, 2005 bearing interest at LIBOR (on the last London Business Day of the previous month) plus 1.15%, and is secured by equipment. At September 30, 2003, outstanding advances on Line B were approximately $27.0 million, including $7.0 million in letters of credit, with availability to borrow $3.0 million.

In addition to cash flows from operations, the Company uses its existing lines of credit on an interim basis to finance capital expenditures and repay long-term debt. Longer-term transactions, such as installment notes (generally three to five year terms at fixed rates), are typically entered into for the purchase of revenue equipment; however, the Company purchased additional revenue equipment during the first nine months of 2003 at a cost of approximately $39.4 million using its existing lines of credit and available cash balances. During the remainder of 2003, the Company plans to replace 419 tractors and 150 trailers, which would result in net capital expenditures of approximately $22.2 million. Management expects that the Company's existing working capital and its available lines of credit will be sufficient to meet the Company's present capital commitments, to repay indebtedness coming due in the current year, and to fund its operating needs during the remainder of 2003.

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


Item 4.  Controls and Procedures.
---------------------------------
We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by P.A.M. Transportation Services, Inc. in reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out as of September 30, 2003 under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2003.

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

In addition to the specific legal action mentioned above, the nature of our business routinely results in litigation, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. We believe that all such routine litigation is adequately covered by insurance and that adverse results in one or more of those cases would not have a material adverse effect on our financial condition.


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a)    Exhibits required by Item 601 of Regulations S-K:

          11.1  - Statement Re:  Computation of Diluted Earnings Per Share

          31.1  - Rule 13a-14(a) Certification of Principal Executive Officer

          31.2  - Rule 13a-14(a) Certification of Principal Financial Officer

          32.1  - Section 1350 Certification of Chief Executive Officer

          32.2  - Section 1350 Certification of Chief Financial Officer


(b)    Reports on Form 8-K:

A Current Report on Form 8-K was furnished on July 25, 2003 regarding a press release issued to announce the Company's second quarter 2003 results. No other reports on Form 8-K were filed or furnished during the third quarter ending September 30, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   P.A.M. TRANSPORTATION SERVICES, INC.




Dated:   October 30, 2003          By: /s/ Robert W. Weaver
                                   ---------------------------------
                                   Robert W. Weaver
                                   President and Chief Executive Officer
                                   (principal executive officer)


Dated:   October 30, 2003          By: /s/ Larry J. Goddard
                                   ---------------------------------
                                   Larry J. Goddard
                                   Vice President-Finance, Chief Financial
                                   Officer, Secretary and Treasurer
                                   (principal accounting and financial officer)

                       P.A.M. TRANSPORTATION SERVICES, INC.

                         INDEX TO EXHIBITS TO FORM 10-Q


Exhibit
Number                        Exhibit Description
--------     ---------------------------------------------------------

11.1         Statement Re:  Computation of Diluted Earnings Per Share

31.1         Rule 13a-14(a) Certification of Principal Executive Officer

31.2         Rule 13a-14(a) Certification of Principal Financial Officer

32.1         Section 1350 Certification of Chief Executive Officer

32.2         Section 1350 Certification of Chief Financial Officer