Form 10-K
period 2003-12-31
PAM TRANSPORTATION SERVICES INC
filed 2004-03-12
CIK 798287

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

                         297 West Henri De Tonti Blvd
                           Tontitown, Arkansas 72770
                                 (479) 361-9111
          (Address of principal executive offices, including zip code, and telephone number, including area code)

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant computed by reference to the average of the closing bid and asked prices of the common stock as of the last business day of the registrant's most recently completed second quarter was $164,686,259. Solely for the purposes of this response, executive officers, directors and beneficial owners of more than five percent of the registrant's common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the issuer's common stock, as of February 28, 2004: 11,294,207 shares of $.01 par value common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2004 are incorporated by reference in answer to
Part III of this report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in
Part I, Item 1.

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

                                     PART I

ITEM 1. BUSINESS.

We are a truckload dry van carrier transporting general commodities throughout the continental United States, as well as in the Canadian provinces of Ontario and Quebec. We also provide transportation services in Mexico under agreements with Mexican carriers. Our freight consists primarily of automotive parts, consumer goods, such as general retail store merchandise, and manufactured goods, such as heating and air conditioning units. During 2003 we began to more aggressively enter the logistics market with the acquisition of a company which provides logistics-only services. The logistics portion of our business, as compared to trucking operations which require a significant capital equipment investment, generally have lower operating margins and higher returns on assets. Our logistics business consists of services such as transportation scheduling, routing, mode selection, transloading and other value added services related to the transportation of freight.

P.A.M. Transportation Services, Inc. is a holding company organized under the laws of the State of Delaware in June 1986 which currently conducts operations through the following wholly owned subsidiaries: P.A.M. Transport, Inc., T.T.X., Inc., P.A.M. Dedicated Services, Inc., P.A.M. Logistics Services, Inc., Choctaw Express, Inc., Choctaw Brokerage, Inc., Transcend Logistics, Inc., Allen Freight Services, Inc., Decker Transport Co., Inc., East Coast Transport and Logistics, LLC and McNeill Express, Inc. Our operating authorities are held by P.A.M. Transport, P.A.M. Dedicated Services, Inc., Choctaw Express, Inc., Choctaw Brokerage, Inc., Allen Freight Services, Inc., T.T.X., Inc., Decker Transport Co., Inc., East Coast Transport and Logistics, LLC, and McNeill Express, Inc.

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

OPERATIONS

     Our business strategy focuses on the following elements:

Maintaining Dedicated Fleets in High Density Lanes. We strive to maximize utilization and increase revenue per tractor while minimizing our time and empty miles between loads. In this regard, we seek to provide dedicated equipment to our customers where possible and to concentrate our equipment in defined regions and disciplined traffic lanes. During 2003, approximately 64% of our operating revenues were generated through dedicated equipment and we maintained an empty mile factor of 4.5%. Dedicated fleets in high density lanes enable us to:

    - maintain more consistent equipment capacity;

    - provide a high level of service to our customers, including time-sensitive delivery schedules;

    - attract and retain drivers; and

    - maintain a sound safety record as drivers travel familiar routes.

Providing Superior and Flexible Customer Service. Our wide range of services includes dedicated fleet services, just-in-time delivery, two-man driving teams, cross-docking and consolidation programs, specialized trailers, and Internet-based customer access to delivery status. These services, combined with a decentralized regional operating strategy, allow us to quickly and reliably respond to the diverse needs of our customers, and provide an advantage in securing new business. We also maintain ISO 9002 certification to ensure that we operate in accordance with approved quality assurance standards.

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

Making Strategic Acquisitions. We continually evaluate strategic acquisition opportunities, focusing on those that complement our existing business or that could profitably expand our business or services. Our operational integration strategy is to centralize administrative functions of acquired businesses at our headquarters, while maintaining the localized operations of acquired businesses. We believe that allowing acquired businesses to continue to operate under their pre-acquisition names and in their original regions allows such businesses to maintain driver loyalty and customer relationships.

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

     The current operating environment is characterized by the following:

     - Price increases by insurance companies, rising fuel costs, and erosion of equipment values in the used truck market.

     - In the last few years, many less profitable or undercapitalized carriers have been forced to consolidate or to exit the industry.

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

Our five largest customers, for which we provide carrier services covering a number of geographic locations, accounted for approximately 59%, 74% and 64% of our total revenues in 2001, 2002 and 2003, respectively. General Motors Corporation accounted for approximately 40%, 56% and 46% of our revenues in 2001, 2002 and 2003, respectively.

We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. Approximately 55%, 68% and 58% of our revenues were derived from transportation services provided to the automobile industry during 2001, 2002 and 2003, respectively. This portion of our business, however, is spread over 23 assembly plants and over 50 supplier/vendors located throughout North America, which we believe reduces the risk of a material loss of business.

REVENUE EQUIPMENT

At December 31, 2003, we operated a fleet of 1,913 tractors and 4,175 trailers. We operate late-model, well-maintained premium tractors to help attract and retain drivers, promote safe operations, minimize maintenance and repair costs, and improve customer service by minimizing service interruptions caused by breakdowns. We evaluate our equipment decisions based on factors such as initial cost, useful life, warranty terms, expected maintenance costs, fuel economy, driver comfort, customer needs, manufacturer support, and resale value. Our current policy is to replace most of our tractors within 500,000 miles, which normally occurs 30 to 48 months after purchase. The following table provides information regarding our tractor and trailer turnover and the age of our fleet over the past three years:
                                                   2001      2002      2003
                                                  -----     -----     -----
     Tractors
     --------
     Additions                                      505       430       781
     Deletions                                      258       309       649
     End of year total                            1,660     1,781     1,913
     Average age at end of year (in years)          1.8       2.1       1.9

     Trailers
     --------
     Additions                                      228       127       991
     Deletions                                       55        86       789
     End of year total                            3,932     3,973     4,175
     Average age at end of year (in years)          5.3       5.7       5.2

We historically have contracted with owner-operators to provide and operate a small portion of our tractor fleet. Owner-operators provide their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. We believe that a combined fleet complements our recruiting efforts and offers greater flexibility in responding to fluctuations in shipper demand. At December 31, 2003 the Company's tractor fleet included 103 owner-operator tractors.

TECHNOLOGY

We have installed Qualcomm Omnitracs display units in all of our tractors. The Omnitracs system is a satellite-based global positioning and communications system that allows fleet managers to communicate directly with drivers. Drivers can provide location status and updates directly to our computer which increases productivity and convenience. The Omnitracs system provides us with accurate estimated time of arrival information, which optimizes load selection and service levels to our customers. In order to optimize our tractor-to-trailer ratio, we have also installed Qualcomm TrailerTracs tracking units in all of our trailers. The TrailerTracs system is a tethered trailer tracking product that enables us to more efficiently track the location of all trailers in our inventory as they connect to and disconnect from Qualcomm-equipped tractors.

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

MAINTENANCE

We have a strictly enforced comprehensive preventive maintenance program for our tractors and trailers. Inspections and various levels of preventive maintenance are performed at set mileage intervals on both tractors and trailers. Although a significant portion of maintenance is performed at our maintenance facility in Tontitown, Arkansas, we have additional maintenance facilities in West Memphis and North Little Rock, Arkansas; Jacksonville, Florida; Effingham, Illinois; Columbia, Mississippi; Springfield, Missouri; Riverdale, New Jersey; Warren and Willard, Ohio; Oklahoma City, Oklahoma; and El Paso, Irving and Laredo, Texas. These facilities enhance our preventive and routine maintenance operations and are strategically located on major transportation routes where a majority of our freight originates and terminates. A maintenance and safety inspection is performed on all vehicles each time they return to a terminal.

Our tractors carry full warranty coverage for at least three years or 350,000 miles. Extended warranties are negotiated with the tractor manufacturer and manufacturers of major components, such as engine, transmission and differential manufacturers, for up to four years or 500,000 miles. Trailers carry full warranties by the manufacturer and major component manufacturers for up to five years.

DRIVERS

At December 31, 2003, we utilized 2,235 company drivers in our operations. We also had 103 owner-operators under contract compensated on a per mile basis. All of our drivers are recruited, screened, drug tested and trained and are subject to the control and supervision of our operations and safety departments. Our driver training program stresses the importance of safety and reliable, on-time delivery. Drivers are required to report to their driver managers daily and at the earliest possible moment when any condition en route occurs that might delay their scheduled delivery time.

In addition to strict application screening and drug testing, before being permitted to operate a vehicle our drivers must undergo classroom instruction on our policies and procedures, safety techniques as taught by the Smith System of Defensive Driving, and the proper operation of equipment, and must pass both written and road tests. Instruction in defensive driving and safety techniques continues after hiring, with seminars at our terminals in Tontitown, Arkansas; Jacksonville, Florida; Riverdale, New Jersey; Warren, Ohio; Oklahoma City, Oklahoma; and Irving, Texas. At December 31, 2003, we employed 72 persons on a full-time basis in our driver recruiting, training and safety instruction programs.

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

FACILITIES

We are headquartered and maintain our primary terminal, maintenance facilities and corporate and administrative offices in Tontitown, Arkansas, which is located in northwest Arkansas, a major center for the trucking industry and where support services, including warranty repair services, for most major tractor and trailer equipment manufacturers are readily available. We also maintain dispatch offices at our headquarters in Tontitown, Arkansas, as well as at our offices in North Little Rock, Arkansas; Jacksonville, Florida; Breese, Illinois; Columbia, Mississippi; Warren and Willard, Ohio; Oklahoma City,
Oklahoma; Riverdale and Paulsboro, New Jersey; and Irving and Laredo, Texas. These regional dispatch offices facilitate communications with both our customers and drivers.

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

EMPLOYEES

At December 31, 2003, we employed 2,765 persons, of whom 2,235 were drivers, 151 were maintenance personnel, 210 were employed in operations, 24 were employed in marketing, 72 were employed in safety and personnel, and 73 were employed in general administration and accounting. None of our employees are represented by a collective bargaining unit and we believe that our employee relations are good.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers are as follows:

                                                             YEARS OF SERVICE
        NAME            AGE      POSITION WITH COMPANY          WITH P.A.M.
        ----            ---      ---------------------          -----------
   Robert W. Weaver      54      President and Chief
                                 Executive Officer                  21

   W. Clif Lawson        50      Executive Vice President
                                 and Chief Operating Officer        19

   Larry J. Goddard      45      Vice President - Finance
                                 Chief Financial Officer,
                                 Secretary and Treasurer            16

Each of our executive officers has held his present position with the company for at least the last five years. We have entered into employment agreements with our executive officers with terms remaining of from three to sixteen months.

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

A significant portion of our revenue is generated from our major customers. For 2003, our top five customers, based on revenue, accounted for approximately 64% of our revenue, and our largest customer, General Motors Corporation, accounted for approximately 46% of our revenue. We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. As a result, concentration of our business within the automobile industry is greater than the concentration in a single customer. Approximately 58% of our revenues for 2003 were derived from transportation services provided to the automobile industry.

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

ITEM 2. PROPERTIES.

Our executive offices and primary terminal facilities, which we own, are located in Tontitown, Arkansas. These facilities are located on approximately 49.3 acres and consist of 114,403 square feet of office space and maintenance and storage facilities.

Our subsidiaries lease terminal facilities in West Memphis, Arkansas; Jacksonville, Florida; Springfield, Missouri; Riverdale and Paulsboro, New Jersey; Warren, Ohio; Oklahoma City, Oklahoma; and Laredo, and El Paso, Texas. Our terminal facilities in Columbia, Mississippi; Irving, Texas; North Little Rock, Arkansas; and Willard, Ohio are owned. The leased facilities are leased primarily on a month-to-month basis, and provide on-the-road maintenance and trailer drop and relay stations.

We also have access to trailer drop and relay stations in various other locations across the country. We lease certain of these facilities on a month-to-month basis from an affiliate of our largest shareholder.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the fourth quarter ended December 31, 2003.

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

Calendar Year Ended December 31, 2003
                                          HIGH        LOW
                                          ----        ---
                    First Quarter        $28.17     $20.25
                    Second Quarter        26.55      21.00
                    Third Quarter         22.99      19.80
                    Fourth Quarter        22.31      18.10


Calendar Year Ended December 31, 2002
                                          HIGH        LOW
                                          ----        ---
                    First Quarter        $26.00     $12.68
                    Second Quarter        27.55      22.25
                    Third Quarter         26.23      18.89
                    Fourth Quarter        26.30      18.15

As of March 8, 2004, there were approximately 208 holders of record of our common stock. We have not declared or paid any cash dividends on our common stock. The policy of our board of directors is to retain earnings for the expansion and development of our business and the repayment of our debt service obligations. Future dividend policy and the payment of dividends, if any, will be determined by the board of directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the board.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial and operating data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Report.

                                                                  YEAR ENDED DECEMBER 31,
                                                  2003         2002        2001         2000         1999
                                               ---------    ---------   ---------    ---------    ---------
                                                         (in thousands, except per share amounts)
Statement of operations data:
Operating revenues                             $ 293,547    $ 264,012   $ 225,794    $ 205,245    $ 207,381
                                               ---------    ---------   ---------    ---------    ---------
Operating expenses:
   Salaries, wages and benefits                  119,350      115,432     100,359       90,680       90,248
   Operating supplies                             55,750       51,161      43,289       37,728       35,246
   Rent and purchased transportation              35,287        9,780      10,526       12,542       13,309
   Depreciation and amortization                  26,601       24,715      20,300       18,806       18,392
   Operating taxes and licenses                   14,710       13,467      11,936       11,140       11,334
   Insurance and claims                           13,500       12,786      10,202        8,674        7,945
   Communications and utilities                    2,540        2,284       2,320        2,234        2,365
   Other                                           4,755        4,620       4,707        3,756        4,388
   (Gain) loss on sale or
    disposal of property                             368          127         886          285         (301)
                                               ---------    ---------   ---------    ---------    ---------
Total operating expenses                         272,861      234,372     204,525      185,845      182,926
                                               ---------    ---------   ---------    ---------    ---------
Operating income                                  20,686       29,640      21,269       19,400       24,455
Non-operating income                                 276            -           -            -            -
Interest expense                                  (1,677)      (1,985)     (4,477)      (5,048)      (5,650)
                                               ---------    ---------   ---------    ---------    ---------
Income before income taxes                        19,295       27,655      16,792       14,352       18,805
Income taxes                                       7,805       11,062       6,721        5,694        7,536
                                               ---------    ---------   ---------    ---------    ---------
Net income                                     $  11,490    $  16,593   $  10,071    $   8,658    $  11,269
                                               =========    =========   =========    =========    =========
Earnings per common share:
Basic                                            $  1.02      $  1.56     $  1.18      $  1.02      $  1.34
                                                 =======      =======     =======      =======      =======
Diluted                                          $  1.01      $  1.55     $  1.18      $  1.02      $  1.33
                                                 =======      =======     =======      =======      =======
Average common shares outstanding-Basic           11,291       10,669       8,522        8,455        8,393
                                                 =======      =======     =======      =======      =======
Average common shares outstanding-Diluted(1)      11,326       10,715       8,550        8,518        8,488
                                                 =======      =======     =======      =======      =======

--------------------------------------------------------------------------------
(1) Diluted income per share for 2003, 2002, 2001, 2000 and 1999 assumes the exercise of stock options to purchase an aggregate of 65,258, 87,984, 107,369, 208,602 and 262,097 shares of common stock, respectively.

                                                                      AT DECEMBER 31,
                                                  2003         2002        2001         2000         1999
                                                --------     --------    --------     --------     --------
Balance Sheet Data:                                                   (in thousands)
Total Assets                                    $264,849     $228,320     $182,516    $164,518     $168,961
Long-term debt, excluding current portion         26,740       20,175       47,023      42,073       55,617
Stockholders' equity                             156,875      144,452       72,597      62,210       53,365

                                                                  YEAR ENDED DECEMBER 31,
                                                  2003         2002        2001         2000         1999
                                                --------     --------    --------     --------     --------
Operating Data:
Operating ratio (1)                                92.9%        88.7%       90.6%        90.5%        88.2%
Average number of truckloads per week              7,105        6,463       5,399        5,169        4,885
Average miles per trip                               701          755         769          713          734
Total miles traveled (in thousands)              242,890      238,256     204,303      183,476      186,355
Average miles per tractor                        131,934      136,772     131,554      128,936      128,966
Average revenue per tractor per day                 $653         $621        $591         $579         $570
Average revenue per loaded mile                    $1.13        $1.15       $1.17        $1.18        $1.18
Empty mile factor                                   4.5%         4.0%        5.5%         5.6%         5.4%

At end of period:
Total company-owned/leased tractors                1,913(2)     1,781(3)     1,660(4)    1,413(5)     1,468(6)
Average age of all tractors (in years)              1.94         2.12         1.81        1.72         1.64
Total trailers                                     4,175        3,973        3,932       3,759        3,846(7)
Average age of trailers (in years)                  5.15         5.74         5.31        4.66         3.97
Number of employees                                2,765        2,538        2,424       2,154        1,899
-----------------------------------------------
(1) Total operating expenses as a percentage
    of total operating revenues.
(2) Includes 103 owner operator tractors.
(3) Includes 130 owner operator tractors.
(4) Includes 135 owner operator tractors.
(5) Includes 117 owner operator tractors.
(6) Includes 148 owner operator tractors.
(7) Includes 21 trailers leased from an
    affiliate of our majority shareholder.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note 1 to the consolidated financial statements. The policies described below represent those that are broadly applicable to the Company's operations and involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related amounts.

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

Property,  plant  and  equipment.    Management  must  use  its  judgment in the
selection of estimated useful lives and salvage values for purposes of depreciating tractors and trailers which do not have guaranteed residual values. Estimates of salvage value at the expected date of trade-in or sale are based on the expected market values of equipment at the time of disposal which, in many cases include guaranteed residual values by the manufacturers.

Self Insurance. The Company is self-insured for health and workers' compensation benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred, but not reported (IBNR) claims. IBNR claims are estimated using historical information and other data either provided by outside claims administrators or developed internally. This estimation process is subjective, and to the extent that future actual results differ from original estimates, adjustments to recorded accruals may be necessary.

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

Business Combinations and Goodwill. Upon acquisition of an entity, the cost of the acquired entity must be allocated to assets and liabilities acquired. Identification of intangible assets, if any, that meet certain recognition criteria is necessary. This identification and subsequent valuation requires significant judgments. The carrying value of goodwill was tested for impairment on December 31, 2003. The impairment testing requires an estimate of the value of the Company as a whole, as the Company has determined it only has one reporting unit as defined in SFAS No. 142.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.

                                                 YEARS ENDED DECEMBER 31,
                                                 2003      2002      2001
                                                 ----      ----      ----
     Operating revenues                         100.0%    100.0%    100.0%
                                                ------    ------    ------
     Operating expenses:
       Salaries, wages and benefits              40.7      43.7      44.4
       Operating supplies                        19.0      19.4      19.2
       Rent and purchased transportation         12.0       3.7       4.7
       Depreciation and amortization              9.0       9.4       9.0
       Operating taxes and licenses               5.0       5.1       5.3
       Insurance and claims                       4.6       4.8       4.5
       Communications and utilities               0.9       0.9       1.0
       Other                                      1.6       1.7       2.1
       Loss on sale or disposal of property       0.1       0.0       0.4
                                                ------    ------    ------
     Total operating expenses                    92.9      88.7      90.6
                                                ------    ------    ------
     Operating income                             7.1      11.3       9.4
     Non-operating income                         0.1       0.0       0.0
     Interest expense                            (0.6)     (0.8)     (2.0)
                                                ------    ------    ------
     Income before income taxes                   6.6      10.5       7.4
     Federal and state income taxes               2.7       4.2       3.0
                                                ------    ------    ------
     Net income                                   3.9%      6.3%      4.4%
                                                ======    ======    ======

2003 COMPARED TO 2002

For the year ended December 31, 2003, our revenues were $293.5 million as compared to $264.0 million for the year ended December 31, 2002. The increase in revenues was due to the revenues generated by East Coast Transport, Inc. and McNeill Express, Inc., which were each acquired during 2003. During 2003, East Coast Transport, Inc. and McNeill Express, Inc. revenues were approximately $30.5 million and $10.2 million, respectively. The additional revenues generated by the two acquisitions were partially offset by a decrease in revenues attributable to a decrease in equipment utilization by the truckload operations portion of our business. This decrease in equipment utilization resulted in a 4.9% decrease in average truckload revenue generated per tractor each work day from $596 in 2002 to $567 in 2003.

Salaries, wages and benefits decreased from 43.7% of revenues in 2002 to 40.7% of revenues in 2003. The decrease relates to a decrease in company driver wages as a percentage of revenues due to the reliance on third party drivers for our logistics operations which is reflected as purchased transportation costs as discussed below. The decrease, as a percentage of revenues, was partially offset by increases in workers compensation and health insurance costs.

Rent and purchased transportation increased from 3.7% of revenues in 2002 to 12.0% of revenues in 2003. The increase relates primarily to the logistics operations of East Coast Transport, Inc. which purchases transportation services from other transportation companies.

Depreciation and amortization decreased from 9.4% of revenues in 2002 to 9.0% of revenues in 2003. The decrease, as a percentage of revenues, was primarily due to the additional revenues generated by our logistics operations which have no corresponding revenue equipment depreciation expense. Excluding the dilutive effect of the revenues generated by our logistics operations, depreciation and amortization expense increased from 9.8% of truckload revenue in 2002 to 10.4% of truckload revenue in 2003 due to the combined effect of higher purchase prices for new equipment and lower guaranteed residual values offered by the manufacturer.

Our effective tax rate increased from 40.0% during 2002 to 40.4% during 2003 due to an increase in partially non-deductible per-diem payments to drivers. The decrease in income from operations also resulted in a decrease in the provision for income taxes from $11.1 million in 2002 to $7.9 million in 2003.

Net income decreased to $11.5 million, or 3.9% of revenues, in 2003 from $16.6 million, or 6.3% of revenues in 2002, representing a decrease in diluted net income per share to $1.02 in 2003 from $1.55 in 2002.

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

QUARTERLY RESULTS OF OPERATIONS

The following table presents selected consolidated financial information for each of our last eight fiscal quarters through December 31, 2003. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the quarterly information.

                                                                  QUARTER ENDED
                            MAR. 31,   JUNE 30,    SEPT. 30,    DEC. 31,    MAR. 31,    JUNE 30,   SEPT. 30,   DEC. 31,
                              2002       2002        2002        2002        2003        2003        2003        2003
                              ----       ----        ----        ----        ----        ----        ----        ----
                                                                   (unaudited)
                                                 (in thousands, except earnings per share data)
Operating revenues          $63,313     $70,841     $65,034     $64,824     $70,139     $74,956     $74,216     $74,236
Total operating expenses     56,331      62,082      58,061      57,898      65,185      67,896      68,899      70,881
Operating income              6,982       8,759       6,973       6,926       4,954       7,060       5,317       3,355
Net income                    3,606       5,034       3,958       3,995       2,818       4,047       2,965       1,660
Earnings per common share:
Basic                       $  0.40     $  0.45     $  0.35     $  0.36     $  0.25     $  0.36     $  0.26     $  0.15
                            =======     =======     =======     =======     =======     =======     =======     =======
Diluted                     $  0.40     $  0.45     $  0.35     $  0.35     $  0.25     $  0.36     $  0.26     $  0.14
                            =======     =======     =======     =======     =======     =======     =======     =======

LIQUIDITY AND CAPITAL RESOURCES

During 2003, we generated $37.9 million in cash from operating activities compared to $48.9 million and $31.4 million in 2002 and 2001, respectively. Investing activities used $68.4 million in cash during 2003 compared to $30.4 million and $36.7 million in 2002 and 2001, respectively. The cash used in all three years related primarily to the purchase of revenue equipment (tractors and trailers) used in our operations. Financing activities generated $2.8 million in cash during 2003 compared to cash generated by financing activities of $11.4 million in 2002 and $5.7 million in 2001. (See Cash Flow Statement on page 31.)

Our primary use of funds is for the purchase of revenue equipment. We typically use our existing lines of credit on an interim basis, in addition to cash flows from operations, to finance capital expenditures and repay long-term debt. During 2002 and 2003, we utilized cash on hand and our lines of credit to finance revenue equipment purchases for an aggregate of $35.9 million and $69.6 million, respectively.

Occasionally we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 48 months. At December 31, 2003, we had outstanding indebtedness under such installment notes of approximately $94,000. As of February 28, 2004, we no longer had any outstanding indebtedness under such installment notes.

We maintain a $20.0 million revolving line of credit and a $30.0 million revolving line of credit (Line A and Line B, respectively) with separate financial institutions. Amounts outstanding under Line A bear interest at LIBOR (determined as of the first day of each month) plus 1.40%, are secured by our accounts receivable and mature on May 31, 2005. At December 31, 2003, $4.2 million, including $1.3 million in letters of credit were outstanding under Line A, with availability to borrow $15.8 million. Amounts outstanding under Line B bear interest at LIBOR (on the last day of the previous month) plus 1.15%, are secured by revenue equipment and mature on June 30, 2005. At December 31, 2003, $27.0 million, including $7.0 million in letters of credit were outstanding with availability to borrow $3.0 million. In an effort to reduce interest rate risk associated with these floating rate facilities, we have entered into interest rate swap agreements in an aggregate notional amount of $20.0 million. For additional information regarding the interest rate swap agreements, see Item 7A of this Report.

During March and April 2002, the Company received net proceeds of approximately $54.5 million from a public offering of 2,621,250 shares of its common stock. The Company repaid approximately $43.0 million of long-term debt obligations with the proceeds and used the remaining proceeds to fund its capital expenditures and to finance general working capital needs.

During the year ended December 31, 2003, we purchased approximately $4.0 million of equity securities with excess cash. These securities appreciated approximately $1.6 million during 2003. The Company has developed a strategy to invest in securities from which it expects to receive dividends that qualify for favorable tax treatment, as well as, appreciate in value. The Company anticipates that increases in the market value of the investments combined with dividend payments will exceed interest rates paid on borrowings for the same period. The holding term depends largely on the general economic environment, the equity markets, borrowing rates and the Company's cash requirements.

Accounts receivable increased approximately $12.0 million as compared to December 31, 2002. The increase relates to an increase of approximately $6.5 million generated by the two businesses acquired during 2003 and to an increase in revenues earned but not yet billed as compared to 2002.

Prepaid expenses and deposits at December 31, 2003 increased approximately $3.0 million as compared to December 31, 2002. The increase relates primarily to the prepayment of auto liability and physical damage insurance policies expiring in August 2004 which in past years, expired on a calendar year basis.

Trade accounts payable at December 31, 2003 increased approximately $6.6 million as compared to December 31, 2002. This is a normal fluctuation that occurs as a result of the timing of regularly scheduled check runs and how they fall in relation to the end of a period.

For 2004, we expect to purchase approximately 415 new tractors and approximately 310 trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $26.5 million.
Management expects that the Company's existing operating cash flows and its available lines of credit will be sufficient to meet the Company's present capital commitments, to repay indebtedness coming due, and to fund its operating needs, during 2004.

On January 31, 2003, the Company closed the purchase of substantially all of the assets of East Coast Transport and Logistics, Inc., a freight brokerage operation based in New Jersey. In connection with this acquisition, the Company issued to the seller an installment note in the amount of approximately $5.0 million at an interest rate of 6% and paid cash of approximately $1.9 million utilizing existing cash.

On April 3, 2003, the Company closed the purchase of substantially all of the assets of McNeill Trucking, Inc., a truckload carrier based in North Little Rock, Arkansas. In connection with this acquisition, the Company paid cash of approximately $8.8 million and assumed liabilities of approximately $70,000.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth the Company's contractual obligations and commercial commitments as of December 31, 2003 (in thousands):

                                                  Payments due by period
                                                  ----------------------
                                             Less than    1 to 3      3 to 5     More than
                                   Total      1 year      years       years       5 Years
                                  -------     -------     -------     -------     -------

Long-term debt                    $28,779      $2,039     $24,218      $1,474      $1,048
Operating leases (1)                1,573         582         487         336         168
Capital leases                          -           -           -           -           -
Purchase obligations (2)           41,165      41,165           -           -           -
Other long-term liabilities             -           -           -           -           -
                                  -------     -------     -------     -------     -------
Total                             $71,517     $43,786     $24,705      $1,810      $1,216
                                  =======     =======     =======     =======     =======

   (1)  Represents building and facilities operating leases.
   (2) Represents tractor and trailer purchase obligations which are cancelable by us contingent upon advance notice.

INSURANCE

With respect to physical damage for tractors, cargo loss and auto liability, the Company maintains insurance coverage to protect it from certain business risks. These policies are with various carriers and have per occurrence deductibles of $2,500, $10,000 and $2,500 respectively. The Company elected in 2002 and 2003 to self insure itself for physical damage to trailers. During 2003, the Company changed its workers' compensation coverage in Arkansas, Oklahoma, Mississippi, Ohio and Florida from a fully insured policy with a $350,000 per occurrence deductible to become self insured with a $500,000 per occurrence excess policy. The Company has elected to opt out of workers' compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has reserved for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers' compensation claims. Letters of credit aggregating $3,433,000 are held by a bank as security for workers' compensation claims. The Company self insures for employee health claims with a stop loss of $150,000 per covered employee per year and estimates its liability for claims incurred but not reported.

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

ADOPTION OF ACCOUNTING POLICIES

See "Item 8. Financial Statements and Supplementary Data, Note 1 to the Consolidated Financial Statements - Recent Accounting Pronouncements."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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

COMMODITY PRICE RISK

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. For 2003 and 2002, fuel expenses represented 15.7% and 15.0%, respectively, of our total operating expenses. Based upon our 2003 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by $4.3 million.

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

INTEREST RATE RISK

Our two lines of credit each bear interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are effected by changes in interest rates generally, will affect the interest rate on, and therefore our costs under, the lines of credit. In an effort to manage the risks associated with changing interest rates, we entered into interest rate swap agreements effective February 28, 2001 and May 31, 2001, on notional amounts of $15,000,000 and $5,000,000, respectively. The "pay fixed rates" under the $15,000,000 and $5,000,000 swap agreements are 5.08% and 4.83%, respectively. The "receive floating rate" for both swap agreements is "1-month" LIBOR. These interest rate swap agreements terminate on March 2, 2006 and June 2, 2006, respectively. Assuming $20.0 million of variable rate debt was outstanding under each of Line A and Line B for a full fiscal year, a hypothetical 100 basis point increase in LIBOR would result in approximately $200,000 of additional interest expense, net of the effect of the swap agreements. For additional information with respect to the interest rate swap agreements, see Note 15 to our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following statements are filed with this report:

        Report of Independent Public Accountants

        Consolidated Balance Sheets - December 31, 2003 and 2002

        Consolidated Statements of Income - Years ended December 31, 2003, 2002 and 2001

        Consolidated Statements of Shareholders' Equity - Years ended December 31, 2003, 2002 and 2001

        Consolidated Statements of Cash Flows - Years ended December 31, 2003, 2002 and 2001

        Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT


Board of Directors
P.A.M. Transportation Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 21, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of P.A.M. Transportation Services, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

/s/ Deloitte & Touche LLP

Little Rock, Arkansas
March 10, 2004

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

/s/ Arthur Andersen LLP

Tulsa, Oklahoma
February 21, 2002

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
(in thousands)
--------------------------------------------------------------------------------
                                                           2003            2002
ASSETS
CURRENT  ASSETS:
 Cash and cash equivalents                             $   3,064       $  30,766
 Accounts receivable-net:
  Trade                                                   46,120          34,231
  Other                                                    1,150           1,221
 Inventories                                                 653             411
 Prepaid expenses and deposits                             6,771           3,647
 Marketable equity securities available-for-sale           5,492
 Deferred income taxes                                                       127
 Income taxes refundable                                   1,256             281
                                                       ---------       ---------
     Total current assets                                 64,506          70,684

PROPERTY AND EQUIPMENT:
 Land                                                      2,674           2,237
 Structures and improvements                               9,258           7,552
 Revenue equipment                                       249,713         215,509
 Service vehicles                                            911             805
 Office furniture and equipment                            6,863           7,056
                                                       ---------       ---------
                                                         269,419         233,159
 Accumulated depreciation                                (86,689)        (85,787)
                                                       ---------       ---------
                                                         182,730         147,372
OTHER ASSETS:
 Goodwill                                                 15,413           8,102
 Other                                                     2,200           2,162
                                                       ---------       ---------
                                                          17,613          10,264
                                                       ---------       ---------
TOTAL                                                  $ 264,849       $ 228,320
                                                       =========       =========

                                                                     (Continued)

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
(in thousands, except share data)
--------------------------------------------------------------------------------
                                                           2003            2002
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT  LIABILITIES:
 Trade accounts payable                                $  22,295       $  15,725
 Accrued expenses and other liabilities                   11,167           9,601
 Current portion of long-term debt                         2,039           1,017
 Deferred income taxes-current                             1,330
                                                       ---------       ---------
     Total current liabilities                            36,831          26,343

 Long-term debt current portion                           26,740          20,175
 Deferred income taxes                                    43,708          37,350
 Other                                                       695

SHAREHOLDERS' EQUITY:
 Preferred stock, $.01 par value:
  Authorized shares - 10,000,000
  Issued and outstanding shares:
  0 at December 31, 2003 and 2002
 Common stock, $.01 par value:
  Authorized shares - 40,000,000
  Issued and outstanding shares:
  11,294,207  and  11,282,207
  at December 31, 2003 and 2002, respectively                113             113
 Additional paid-in capital                               75,957          76,193
 Accumulated other comprehensive gain/(loss)                 164          (1,005)
 Retained earnings                                        80,641          69,151
                                                       ---------       ---------
     Total shareholders' equity                          156,875         144,452
                                                       ---------       ---------
TOTAL                                                  $ 264,849       $ 228,320
                                                       =========       =========

See notes to consolidated financial statements.                      (Concluded)

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(in thousands, except share data)
-------------------------------------------------------------------------------

                                             2003          2002          2001
OPERATING REVENUES                        $ 293,547     $ 264,012     $ 225,794

OPERATING EXPENSES AND COSTS:
 Salaries, wages, and benefits              119,350       115,432       100,359
 Operating supplies and expenses             55,750        51,161        43,289
 Rents and purchased transportation          35,287         9,780        10,526
 Depreciation and amortization               26,601        24,715        20,300
 Operating taxes and licenses                14,710        13,467        11,936
 Insurance and claims                        13,500        12,786        10,202
 Communications and utilities                 2,540         2,284         2,320
 Other                                        4,755         4,620         4,707
 Loss on sale or disposal of equipment          368           127           886
                                          ---------     ---------     ---------
                                            272,861       234,372       204,525
                                          ---------     ---------     ---------
OPERATING INCOME                             20,686        29,640        21,269

NON-OPERATING INCOME                            276

INTEREST EXPENSE                             (1,667)       (1,985)       (4,477)
                                          ---------     ---------     ---------
INCOME BEFORE INCOME TAXES                   19,295        27,655        16,792

FEDERAL AND STATE INCOME TAXES:
 Current                                        630         1,718         1,301
 Deferred                                     7,175         9,344         5,420
                                          ---------     ---------     ---------
                                              7,805        11,062         6,721
                                          ---------     ---------     ---------
NET INCOME                                $  11,490     $  16,593     $  10,071
                                          =========     =========     =========
EARNINGS PER COMMON SHARE:
 Basic                                    $    1.02     $    1.56     $    1.18
                                          =========     =========     =========
 Diluted                                  $    1.01     $    1.55     $    1.18
                                          =========     =========     =========
AVERAGE COMMON SHARES OUTSTANDING:
 Basic                                       11,291        10,669         8,522
                                          =========     =========     =========
 Diluted                                     11,326        10,715         8,550
                                          =========     =========     =========

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
(in thousands)
---------------------------------------------------------------------------------------------------------------------------------

                                                                 Additional   Accumulated       Other
                                               Common Stock       Paid-In    Comprehensive   Comprehensive    Retained
                                             Shares     Amount    Capital        Income          Loss         Earnings      Total
                                             -----------------    -------    -------------   -------------    --------      -----
BALANCE AT DECEMBER 31, 2000                  8,470     $   85   $ 19,638                                     $ 42,487    $ 62,210

  Components of comprehensive income:
    Net earnings                                                                $ 10,071                        10,071      10,071
    Other comprehensive loss-
       Unrealized loss on hedge,
         net of tax of $339                                                         (508)         (508)                       (508)
                                                                                --------
    Total comprehensive income                                                  $  9,563
                                                                                ========
  Exercise of stock options-shares
    issued                                      142          1        823                                                      824
                                             ------     ------   --------                     --------         -------    --------
BALANCE AT DECEMBER 31, 2001                  8,612         86     20,461                         (508)         52,558      72,597

  Components of comprehensive income:
    Net earnings                                                                $ 16,593                        16,593      16,593
    Other comprehensive loss -
      Unrealized loss on hedge,
         net of tax of $331                                                         (497)         (497)                       (497)
                                                                                --------
    Total comprehensive income                                                  $ 16,096
                                                                                ========
  Stock options-deferred stock
    compensation                                 39                   478                                                      478
  Issuance of common stock                    2,621         26     54,732                                                   54,758
  Exercise of stock options-
    shares issued including tax
    benefits                                     10          1        522                                                      523
                                             ------     ------   --------                     --------        --------    --------
BALANCE AT DECEMBER 31, 2002                 11,282        113     76,193                       (1,005)         69,151     144,452

  Components of comprehensive income:
    Net earnings                                                                $ 11,490                        11,490      11,490
    Other comprehensive loss -
      Unrealized gain on hedge,
       net of tax of $779                                                            223           223                         223
      Unrealized gain on marketable
       securities, net of tax of $631                                                946           946                         946
                                                                                --------
    Total comprehensive income                                                  $ 12,659
                                                                                ========
  Stock options-deferred stock
    compensation                                                     (398)                                                    (398)
  Exercise of stock options-
    shares issued including tax
    benefits                                     12                   162                                                      162
                                             ------     ------   --------                     --------        --------    --------
BALANCE AT DECEMBER 31, 2003                 11,294     $  113   $ 75,957                     $    164        $ 80,641    $156,875
                                             ======     ======   ========                     ========        ========    ========

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002
(in thousands)
 ---------------------------------------------------------------------------------------------
                                                            2003          2002          2001
OPERATING ACTIVITIES:
 Net income                                             $  11,490     $  16,593     $  10,071
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                            26,601        24,715        20,300
  Bad debt expense                                            110         1,028           897
  Non-competition agreement amortization                       42                         131
  Provision for deferred income taxes                       7,175         9,344         5,420
  Gain on sale of marketable equity securities                (47)
  Loss on sale or disposal of equipment                       368           127           886
  Changes in operating assets and liabilities-net
     of acquisition:
   Accounts receivable                                    (11,983)      (11,516)       (2,453)
   Prepaid expenses, inventories, and other assets         (3,170)         (349)         (763)
   Income taxes refundable                                   (975)         (357)          235
   Trade accounts payable                                   7,156         7,925        (3,927)
   Accrued expenses                                         1,168         1,357           648
                                                        ---------     ---------     ---------
       Net cash provided by operating activities           37,935        48,867        31,445
                                                        ---------     ---------     ---------

INVESTING ACTIVITIES:
 Purchases of property and equipment                      (74,238)      (42,067)      (47,515)
 Proceeds from sale or disposal of equipment               20,393        11,565        10,536
 Purchase of marketable equity securities                  (4,020)
 Proceeds from sales of marketable equity securities          152
 Lease payments received on direct financing leases            55           107           232
 Acquisition of business net of cash acquired             (10,752)
                                                        ---------     ---------     ---------
      Net cash used in investing activities               (68,410)      (30,395)      (36,747)

FINANCING ACTIVITIES:
 Borrowings under line of credit                          353,899       362,148       278,147
 Repayments under line of credit                         (351,030)     (371,224)     (258,197)
 Borrowings of long-term credit                             1,666         1,459         7,943
 Repayments of long-term debt                              (1,922)      (35,907)      (23,004)
 Proceeds from issuance of common stock                                  54,538
 Other                                                        160           384           824
                                                        ---------     ---------     ---------
      Net cash provided by financing activities             2,773        11,398         5,713
                                                        ---------     ---------     ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (27,702)       29,870           411

CASH AND CASH EQUIVALENTS - beginning of year              30,766           896           485
                                                        ---------     ---------     ---------
CASH AND CASH EQUIVALENTS - end of year                 $   3,064     $  30,766     $     896
                                                        =========     =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
  Cash paid during the year for:
   Interest                                             $   1,591     $   2,100     $   4,500
                                                        =========     =========     =========
   Income taxes                                         $   1,119     $   1,500     $   1,100
                                                        =========     =========     =========

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
--------------------------------------------------------------------------------
1.  ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND PRINCIPLES OF CONSOLIDATION-P.A.M. Transportation Services, Inc. (the "Company"), through its subsidiaries, operates as a truckload motor carrier.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: P.A.M. Transport, Inc., P.A.M. Special Services, Inc. (inactive as of December 31, 2003), P.A.M. Dedicated Services, Inc., P.A.M. Logistics, Inc. (inactive as of December 31, 2003), Choctaw Express, Inc., Choctaw Brokerage, Inc. (inactive as of December 31, 2003), Allen Freight Services, Inc., T.T.X., Inc., Transcend Logistics, Inc., Decker Transport Co., Inc., East Coast Transport and Logistics, LLC, and McNeill Express Inc. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS-The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

ACCOUNTS RECEIVABLE ALLOWANCE-An allowance is provided for accounts receivable based on historical collection rates applied to accounts receivable in the aggregate considering the number of days the receivables have been outstanding. Additionally, management considers any accounts individually known to exhibit characteristics indicating a collection problem.

MARKETABLE EQUITY SECURITIES-Marketable equity securities are carried at market value with unrelated gains and losses recognized in accumulated comprehensive income in the statements of stockholders' equity. Realized gains and losses are computed utilizing the specific identification method.

PROPERTY AND EQUIPMENT-Property and equipment is recorded at cost, less accumulated depreciation. For financial reporting purposes, the cost of such property is depreciated principally by the straight-line method. For tax reporting purposes, accelerated depreciation or applicable cost recovery methods are used. Depreciation is recognized over the estimated asset life, considering the estimated salvage value of the asset. Such salvage values are based on estimates using expected market values for used equipment and the estimated time of disposal which, in many cases include guaranteed residual values by the manufacturers. Gains and losses are reflected in the year of disposal. The following is a table reflecting estimated ranges of asset useful lives by major class of depreciable assets:

    ASSET CLASS                           ESTIMATED ASSET LIFE

    Service vehicles                           3-5 years
    Office furniture and equipment             3-7 years
    Revenue equipment                          3-10 years
    Structures and improvements                5-30 years

PREPAID TIRES-Tires purchased with revenue equipment are capitalized as a cost of the related equipment. Replacement tires are included in prepaid expenses and deposits and are amortized over a 24-month period. Amounts paid for the recapping of tires are expensed when incurred.

REPAIRS AND MAINTENANCE-Repairs and maintenance costs are expensed as incurred.

GOODWILL-Goodwill was being amortized on a straight-line basis over 25 years for years prior to 2002. Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, ("SFAS No. 142"), which requires the Company to assess acquired goodwill for impairment at least annually in the absence of an indicator of possible impairment, and immediately upon an indicator of possible impairment. The Company completed an assessment in accordance with the provisions of the standard in second quarter 2002 using data as of January 1, 2002, and determined there was no impairment as of the date of adoption of SFAS No. 142. The annual assessment of impairment was completed on December 31, 2003.

SELF INSURANCE LIABILITY-A liability is recognized for known health, workers' compensation, cargo damage and property damage. An estimate of the incurred but not reported claims for each type of liability is made based on historical claims made, estimated frequency of occurrence, and considering changing factors that contribute to the overall cost of insurance.

INCOME TAXES-The Company applies the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). Under this method, deferred tax liabilities and assets are determined based on the difference between the financial reporting basis and the tax reporting basis of assets and liabilities using enacted tax rates.

REVENUE RECOGNITION POLICY-Revenue is recognized in full upon completion of delivery to the receiver's location. For freight in transit at the end of a reporting period, the Company recognizes revenue pro rata based on relative transit miles completed as a portion of the estimated total transit miles with estimated expenses recognized upon recognition of the related revenue.

COMPENSATION TO EMPLOYEES-Stock based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. Stock-based compensation expense has been recognized for variable stock options in accordance with Interpretation 28 to APB Opinion No. 25. Stock-based compensation expense is not reflected in net income for non-variable stock options as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. During 2002, the Company adopted the disclosure provisions of SFAS No. 148 as described below and in Note 10.

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:


                                                    2003            2002           2001
                                                  (in thousands, except per share data)
Net income - as reported                         $ 11,490       $ 16,593       $ 10,071
Add: Stock-based employee
 compensation included in reported
 net income - net of related tax effects              (28)            76
Deduct total stock-based employee
 compensation expense determined under
 fair value based  method for all
 awards - net of related tax effects                 (322)          (445)           (48)
                                                ---------      ---------      ---------
Pro forma net income                             $ 11,140       $ 16,224       $ 10,023
                                                =========      =========      =========
Earnings  per  share:
 Basic - as reported                             $   1.02       $   1.56       $   1.18
 Basic - pro forma                               $   0.99       $   1.52       $   1.18

 Diluted - as reported                           $   1.01       $   1.55       $   1.18
 Diluted - pro forma                             $   0.98       $   1.51       $   1.18


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used during the periods above:

                              2003                2002               2001

Dividend yield                 0%                  0%                 0%
Volatility range         37.34%-61.27%       35.00%-61.27%      31.63%-76.64%
Risk-free rate range      3.02%-4.38%         3.97%-6.01%        4.74%-7.02%
Expected life               5 years             5 years            5 years

BUSINESS SEGMENT AND CONCENTRATIONS OF CREDIT RISK-The Company operates in one business segment, motor carrier operations. The Company provides transportation services to customers throughout the United States and portions of Canada and Mexico. The Company performs ongoing credit evaluations and generally does not require collateral from its customers. The Company maintains reserves for potential credit losses. In view of the concentration of the Company's revenues and accounts receivable among a limited number of customers within the automobile industry, the financial health of this industry is a factor in the Company's overall evaluation of accounts receivable.

RECENT ACCOUNTING PRONOUNCEMENTS-In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45"). For financial statements issued after December 15, 2002, FIN 45 requires a guarantor make certain disclosures regarding guarantees or indemnification agreements. Starting January 1, 2003, FIN 45 requires that a liability be recognized at the fair value of the guarantee. The Company has adopted the disclosure provisions and the liability recognition provision of FIN 45 in the accompanying consolidated financial statements, which did not have a material effect.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting or Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS No. 150"). This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement provides guidance for determining the classification of and accounting for certain financial instruments that embody obligations of the issuing entity. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised December 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88 and 106 ("SFAS No. 132R"). This
Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This Statement retains the disclosure requirements contained in FASB Statement No. 132, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Disclosure of information for public entities required by this Statement is effective for fiscal years ending after December 15, 2003. Adoption on SFAS No. 132R did not have a material effect on the Company's consolidated financial statements.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements ("FIN 46R"), which replaced FIN 46. FIN 46 clarifies the application of Accounting Research
Bulletin No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company is required to adopt the provisions of FIN 46R by the beginning of the first annual period beginning after December 15, 2004. The Company does not believe that it has an interest in an entity that is subject to the Interpretation, therefore, the adoption of FIN 46R is not expected to have a material effect on the Company's consolidated financial statements.

USE OF ESTIMATES-The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS-Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation.

2.  ACCOUNTS RECEIVABLE

Accounts receivable is presented net of an allowance for doubtful accounts as shown below. An analysis of changes in the allowance for the years ended December 31, 2003, 2002, and 2001 follows:

                                       2003            2002            2001
                                                  (in thousands)
   Balance-beginning of year         $    716        $  1,515        $    656
   Provision for bad debts                110           1,028             898
   Charge-offs                                         (1,827)            (39)
   Recoveries                               8
                                     --------        --------        --------
   Balance, end of year              $    834        $    716        $  1,515
                                     ========        ========        ========

The 2002 provision for bad debt includes an amount of $660,055 for a liability relating to a preferential payment claim lawsuit filed by the creditors of one of the Company's subsidiaries (see Note 13). In addition, 2002 charge-offs reflect the write-off of items included in the 2001 provision for bad debts.

3.  MARKETABLE EQUITY SECURITIES

Marketable equity securities, which are classified as available for sale, had gross unrealized gains of approximately $1,578,000 and gross unrealized losses of approximately $1,000 at December 31, 2003. The investments consist of equity securities with a combined original cost of approximately $4,020,000 and a combined fair market value of approximately $5,492,000. Such gains and losses, net of income tax are presented in stockholders' equity as elements of other comprehensive income for the year ended December 31, 2003.

4.  GOODWILL

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of related income tax effect for the years ended December 31, 2003, 2002, and 2001 follows:

                                              2003           2002            2001
                                                        (in thousands)
   Reported net income                     $  11,490       $  16,593       $  10,071
   Goodwill amortization, net of tax                                             243
                                           ---------       ---------       ---------
   Adjusted net income                     $  11,490       $  16,593       $  10,314
                                           =========       =========       =========
   Adjusted net income per common share:
     Basic                                 $    1.02       $    1.56       $    1.21
                                           =========       =========       =========
     Diluted                               $    1.01       $    1.55       $    1.21
                                           =========       =========       =========

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. At this date, amortization of goodwill ceased and an assessment of impairment was made. Such assessment resulted in a conclusion that no impairment was indicated. Goodwill is net of amortization through December 31, 2001, of $1,219,000.

5.  ACCRUED EXPENSES

Accrued expenses at December 31 is summarized as follows:

                                               2003            2002
                                                  (in thousands)
   Payroll                                   $  2,805       $  1,638
   Accrued vacation                             1,629          1,414
   Taxes-other than income                      1,798          1,535
   Interest                                       149             73
   Driver escrows                                 835            893
   Self-insurance claims reserves               3,951          4,048
                                             --------       --------
                                             $ 11,167       $  9,601
                                             ========       ========

6.  CLAIMS LIABILITIES

With respect to physical damage for tractors, cargo loss and auto liability, the Company maintains insurance coverage to protect it from certain business risks. These policies are with various carriers and have per occurrence deductibles of $2,500, $10,000 and $2,500, respectively. The Company elected in 2002 to self insure itself for physical damage to trailers. During 2001, the Company changed its workers' compensation coverage in Arkansas, Oklahoma, Mississippi and Florida from a fully insured first dollar policy to a fully insured policy with a $500,000 per occurrence deductible. The company continues to be self insured for workers' compensation claims in the State of Ohio with a $500,000 self insured retention with excess insurance. The Company has reserved for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers' compensation claims. Letters of credit aggregating $1,550,000 are held by insurers as security for workers' compensation claims and letters of credit aggregating $150,000 are held by insurers for auto liability claims. The Company self insures for employee health claims with a stop loss of $150,000 per covered employee per year and estimates its liability for claims incurred but not reported.

7.  LONG-TERM DEBT

Long-term debt at December 31, consists of the following:

                                                         2003            2002
                                                            (in thousands)
  Equipment financings (1)                            $      94       $   1,066
  Line of credit with a bank-due May 31, 2005
    and collateralized by accounts receivable (2)         2,868
  Line of credit with a bank-due November 30, 2005
    and collateralized by revenue equipment (3)          20,000          20,000
  Note payable (4)                                        4,486
  Other (5)                                               1,331             126
                                                      ---------       ---------
                                                         28,779          21,192
  Less current maturities                                (2,039)        ( 1,017)
                                                      ---------       ---------
  Long-term debt-net of current maturities            $  26,740       $  20,175
                                                      =========       =========

(1) Equipment financings consist of installment obligations for revenue equipment and service vehicles, payable in various monthly installments of $47,748 through February 2004, at a weighted average interest rate of 7.16% and collateralized by equipment with a net book value of approximately $1.2 million at December 31, 2003.

(2) Line of credit agreement with a bank provides for maximum borrowings of $20.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of LIBOR as of the first day of the month plus 1.40% (2.57% at December 31, 2003). The Company was in compliance with all provisions of the agreement at December 31, 2003.

(3) Line of credit agreement with a bank provides for maximum borrowings of $30.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of LIBOR as of the last day of the previous month plus 1.15% (2.32% at December 31, 2003). The Company was in compliance with all provisions of the agreement at December 31, 2003.

(4) 6.0% note to the former owner of an acquired entity, payable in monthly installments of $72,672 through March 2010.

(5) Various notes at December 31, 2003, payable in monthly installments through January 2005.

The Company has provided letters of credit to third parties totaling approximately $8,300,000 at December 31, 2003. The letters are held by these third parties to assist such parties in collection of any amounts due by the Company should the Company default in its commitments to the parties.

Scheduled annual maturities on long-term debt outstanding at December 31, 2003, are:

                                      (in thousands)

     2004                              $   2,039
     2005                                 23,523
     2006                                    695
     2007                                    738
     2008                                  1,784
                                       ---------
                                       $  28,779
                                       =========

8.  SIGNIFICANT CUSTOMERS AND INDUSTRY CONCENTRATION

In 2003, 2002, and 2001, one customer, who is in the automobile manufacturing industry, accounted for 46%, 56%, and 40% of revenues, respectively. The Company also provides transportation services to other manufacturers who are suppliers for automobile manufacturers including suppliers for the Company's largest customer. As a result, concentration of the Company's business within the automobile industry is significant. Of the Company's revenues for 2003, 2002, and 2001, 67%, 68%, and 55%, respectively, were derived from transportation services provided to the automobile manufacturing industry. Accounts receivable from the largest customer totaled $28,100,000 and $25,000,000 at December 31, 2003 and 2002, respectively.

9.  INCOME TAXES

Under SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax reporting purposes.

Significant components of the Company's deferred tax liabilities and assets at December 31 are as follows:

                                               2003                              2002
                                      ------------------------         ------------------------
                                                            (in thousands)
                                       CURRENT       LONG-TERM          CURRENT       LONG-TERM
Deferred tax liabilities:
  Property and equipment              $      -      $   48,671         $      -      $   40,608
  Unrealized gains on securities           631
  Prepaid expenses                       3,208              19            2,307
                                      --------      ----------         --------      ----------
    Total deferred tax liabilities       3,839          48,690            2,307          40,608

Deferred tax assets:
  Alternative minimum tax credit                         1,783                            2,016
  Allowance for doubtful accounts          298                              267
  Compensated absences                     618                              537
  Self-insurance allowances              1,082                            1,402
  Hedging derivative                       285             521                              670
  Accrued compensation                     156                              228
  Non-competition agreement                                474                              450
  Net operating loss carryovers                          2,156
  Other                                     70              48                              122
                                      --------      ----------         --------      ----------
Total deferred tax assets                2,509           4,982            2,434           3,258
                                      --------      ----------         --------      ----------
Net deferred tax asset (liability)    $ (1,330)     $  (43,708)        $    127      $  (37,350)
                                      ========      ==========         ========      ==========

The reconciliation between the effective income tax rate and the statutory Federal income tax rate is for year ended December 31, 2003, 2002 and 2001 presented in the following table:

                                      2003                       2002                      2001
                               -------------------       -------------------       -------------------
                                                           (in thousands)
                                 AMOUNT    PERCENT         AMOUNT    PERCENT         AMOUNT    PERCENT
Income tax at the statutory
  Federal rate of 34%          $  6,560     34.0%        $  9,403     34.0%        $  5,709     34.0%
Nondeductible expenses              548      2.8              401      1.5              338      2.0
State income taxes, net of
  federal benefit                   697      3.6            1,552      5.6              804      4.8
Other                                                        (294)    (1.1)            (130)    (0.8)
                               --------     ----         --------     ----         --------     ----
Total income taxes             $  7,805     40.4%        $ 11,062     40.0%        $  6,721     40.0%
                               ========     ====         ========     ====         ========     ====

The current income tax provision consists of the following:

                                  2003           2002           2001
                                            (in thousands)
  Federal                       $    282       $    975       $    951
  State                              348            743            350
                                --------       --------       --------
                                $    630       $  1,718       $  1,301
                                ========       ========       ========

The Company has alternative minimum tax credits of approximately $1.8 million at December 31, 2003, which have no expiration date under the current federal income tax laws. The Company also has a net operating loss carryover for federal income purposes of approximately $6,000,000 which expires in 2024.

10.  SHAREHOLDERS' EQUITY
The Company maintains an incentive stock option plan and a nonqualified stock option plan for the issuance of options to directors, officers, key employees and others. The option price under these plans is the fair market value of the stock at the date the options were granted, ranging from $8.25 to $23.22 as of December 31, 2003. At December 31, 2003, approximately 292,000 shares were available for granting future options.

Outstanding incentive stock options at December 31, 2003, must be exercised within six years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at December 31, 2003, must be exercised within five to nine years. Certain nonqualified options may not be exercised within one year of the date of grant.

In August 2002, PAM granted performance-based variable stock options to certain key executives. For these awards, the exercise price was fixed at the grant date and was equal to the fair market value of the stock on that date. The number of shares earned will not be known until the date the performance criteria is measured. Compensation cost is estimated at each reporting date with the final measurement date on the date each performance criteria is measured. Vesting will be measured on an accelerated vesting schedule.

Transactions  in  stock  options  under  these  plans are summarized as follows:

                                                SHARES              WEIGHTED
                                                UNDER               AVERAGE
                                                OPTION           EXERCISE PRICE
Outstanding-December 31, 2000                   240,300             $  7.34
  Granted                                         8,000                8.25
  Exercised                                    (142,300)               5.79
  Canceled                                       (1,000)               7.38
                                              ---------
Outstanding-December 31, 2001                   105,000             $  9.50
  Granted                                       320,500               23.03
  Exercised                                     (39,000)               9.84
                                              ---------
Outstanding-December 31, 2002                   386,500             $ 20.69
  Granted                                        14,000               22.68
  Exercised                                     (12,000)               9.88
  Canceled                                      (40,000)              23.22
                                              ---------
Outstanding-December 31, 2003                   348,500             $ 20.85
                                              =========
Options exercisable-December 31, 2003           141,000
                                              =========

The following is a summary of stock options outstanding as of December 31, 2003:

                                                 WEIGHTED
                            OPTION               AVERAGE
          OPTIONS          EXERCISE             REMAINING         OPTIONS
        OUTSTANDING         PRICE                  YEARS        EXERCISABLE
          30,000           $   9.25                 1.5           30,000
           2,000           $   8.63                 1.2            2,000
           6,000           $  10.25                 1.6            6,000
           8,000           $   9.13                 2.2            8,000
           8,000           $   8.25                 3.2            8,000
           8,000           $  20.79                 4.3            8,000
         260,000           $  23.22                 8.8           60,000
          12,500           $  19.88                 4.8            5,000
          14,000           $  22.68                 5.2           14,000
        --------                                                 --------
         348,500                                                  141,000
        ========                                                 ========

11.  EARNINGS PER SHARE

The Company applies Statement of Financial Accounting Standards No. 128, Earnings Per Share, for computing and presenting earnings per share. Basic earnings per common share were computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share were calculated as follows:

                                              FOR THE YEAR ENDED DECEMBER 31, 2003
                                              (in thousands, except per share date)
                                              ------------------------------------
                                                 NET                     PER SHARE
                                               INCOME        SHARES       AMOUNT
Basic earnings per share data -               $ 11,490       11,291        $  1.02
Effect of dilutive securities-stock options                      35
                                              --------       ------        -------
Diluted earnings per share data               $ 11,490       11,326        $  1.01
                                              ========       ======        =======

                                              FOR THE YEAR ENDED DECEMBER 31, 2002
                                              (in thousands, except per share date)
                                              ------------------------------------
                                                 NET                     PER SHARE
                                               INCOME        SHARES       AMOUNT
Basic earnings per share data -               $ 16,593       10,669        $  1.56
Effect of dilutive securities-stock options                      46
                                              --------       ------        -------
Diluted earnings per share data               $ 16,593       10,715        $  1.55
                                              ========       ======        =======

                                              FOR THE YEAR ENDED DECEMBER 31, 2001
                                              (in thousands, except per share date)
                                              ------------------------------------
                                                 NET                     PER SHARE
                                               INCOME        SHARES       AMOUNT
Basic earnings per share data -               $ 10,071        8,522        $  1.18
Effect of dilutive securities-stock options                      28
                                              --------       ------        -------
Diluted earnings per share data               $ 10,071        8,550        $  1.18
                                              ========       ======        =======

12.  PROFIT SHARING PLAN

The Company sponsors a profit sharing plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deductible contributions to the plan. The plan provides for employer matching contributions of 50% of each participant's voluntary contribution up to 3% of the participant's compensation. Total employer matching contributions to the plan totaled approximately $270,000, $250,000 and $225,000 in 2003, 2002 and 2001, respectively.

13.  COMMITMENTS AND CONTINGENCIES

On October 10, 2002, a suit was filed against one of the Company's subsidiaries. The suit, which has been filed in the United States Bankruptcy Court for the District of Delaware, alleges preferential transfers of $660,055 were made to the Company's subsidiary, Allen Freight Services Co., within the 90 day period preceding the bankruptcy petition date of the plaintiff. The suit is currently in pretrial proceedings. The settlement of this matter is not expected to have a material effect on the financial position or results of operations of the Company.

As to other matters, the Company is not a party to any pending legal proceedings which management believes to be material to the financial position or results of operations of the Company. The Company maintains liability insurance against risks arising out of the normal course of its business.

Associated with the purchase of East Coast (see Note 17), the Company entered into a five year consulting agreement with the previous owner of East Coast, whereby such individual will serve as the president of East Coast and will be compensated based on a percentage of East Coast revenue along with eligibility for a yearly bonus subject to certain events.

The Company leases certain premises under noncancelable operating lease agreements. Future minimum annual lease payments under these leases are as follows:

       2004                                                 $   581,999
       2005                                                     324,144
       2006                                                     163,000
       2007                                                     168,000
       2008 and thereafter                                      336,000
                                                            -----------
       Total                                                $ 1,573,143
                                                            ===========

Total rental expense, net of amounts reimbursed for the years ended December 31, 2003, 2002 and 2001 was approximately $964,000, $809,000, and $972,000, respectively.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

For cash and cash equivalents, receivables, trade accounts payable, and accrued expenses, the carrying amount is a reasonable estimate of fair value as the assets are readily redeemable or short-term in nature and the liabilities are short-term in nature. Marketable equity securities are carried at their fair value.

For long-term debt other than the line of credit, the fair values are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying value of this other long-term debt at December 31, 2003 and 2002, respectively, is $5,911,000 and $1,192,000. The fair value of long-term debt is estimated to be $6,436,000 and $1,217,000 at December 31, 2003 and 2002.

The carrying amount for the line of credit approximates fair value because the line of credit interest rates are adjusted frequently.

The carrying value of all hedging financial instruments approximates their fair value and is the amount at which the hedges could be settled, based on estimates determined by dealers. Hedging liabilities total $2,054,000 and $2,425,000 at December 31, 2003 and 2002, respectively.

15.  DERIVATIVES AND HEDGING ACTIVITIES

Effective February 28, 2001, the Company entered into an interest rate swap agreement on a notional amount of $15,000,000. The pay fixed rate under the swap is 5.08%, while the receive floating rate is "1-month" LIBOR. This interest rate swap agreement terminates on March 2, 2006. Effective May 31, 2001, the Company entered into an interest rate swap agreement on a notional amount of $5,000,000. The pay fixed rate under the swap is 4.83%, while the receive floating rate is "1-month" LIBOR. This interest rate swap agreement terminates on June 2, 2006.

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

These interest rate swap agreements meet the specific hedge accounting criteria. The measurement of hedge effectiveness is based upon a comparison of the floating-rate leg of the swap and the hedged floating-rate cash flows on the underlying liability. The effective portion of the cumulative gain or loss has been reported as a component of accumulated other comprehensive loss in shareholders' equity and will be reclassified into current earnings by June 2, 2006, the latest termination date for all current swap agreements. At December 31, 2003, the net after tax deferred hedging loss in accumulated other comprehensive loss was approximately $782,000. Ineffectiveness related to these hedges was not significant.

In August 2000 and July 2001, the Company entered into agreements to obtain price protection and reduce a portion of our exposure to fuel price fluctuations. Under these agreements, we were obligated to purchase minimum amounts of diesel fuel per month, with a price protection component, for the six month periods ended March 31, 2001 and February 28, 2002. The agreements also provide that if during the 48 months commencing April 2001, the price of heating oil on the New York Mercantile Exchange ("NY MX HO") falls below $.58 per gallon, the Company is obligated to pay, for a maximum of twelve different months selected by the contract holder during such 48-month period, the difference between $.58 per gallon and NY MX HO average price, multiplied by 900,000 gallons. Accordingly, in any month in which the holder exercises such right, the Company would be obligated to pay the holder $9,000 for each cent by which $.58 exceeds the average NY MX HO price for that month. For example, the NY MX HO average price during February 2002 was approximately $.54, and if the holder were to exercise its payment right, we would be obligated to pay the holder approximately $36,000. In addition, if during any month in the twelve-month period commencing January 2005, the average NY MX HO is below $.58 per gallon, the Company will be obligated to pay the contract holder the difference between $.58 and the average NY MX HO price for such month, multiplied by 1,000,000 gallons. The agreements are stated at their fair value of $750,000 which is included in accrued liabilities in the accompanying consolidated balance sheets.

16.  RELATED PARTY TRANSACTIONS

In the normal course of business, the Company provides and receives transportation, repair and other services for and from companies affiliated with a major stockholder, and recognized $195,595, $354,241 and $58,030 in operating revenue and $1,194,283, $1,103,062 and $905,570 in operating expenses in 2003, 2002, and 2001, respectively. At December 31, 2003 $1,015,852 was owed to the Company from these affiliates. Of these accounts receivable $195,595 represents revenue resulting from maintenance performed in the Company's maintenance facilities, $409,836 is due for an insurance claim, $244,897 remains receivable from 2002 and the remaining balance represents charges paid by the Company on behalf of their affiliate and charged back at the amount paid. Accounts receivable from affiliates at December 31 2002 was $479,342. At December 31, 2003 and 2002 amounts payable to these affiliates totaled $1,401,759 and $494,342 respectively.

17.  ACQUISTIONS

On January 31, 2003, P.A.M. Transportation Services, Inc. acquired substantially all of the assets of East Coast Transport and Logistics, Inc. a freight brokerage operation based in New Jersey. The results of East Coast Transport and Logistics, Inc. have been included in the consolidated financial statements since that date. In accordance with SFAS No. 141, Business Combinations, the acquisition was accounted for under the purchase method of accounting.

The aggregate purchase price of approximately $6.9 million was paid in the form of a 7 year installment note in the amount of approximately $5.0 million at an interest rate of 6% and cash payments of approximately $1.9 million. A non-compete agreement in the amount of $1.0 million and covering a 5 year period was also entered into. Approximately $6.9 million of additional goodwill was recognized as a result of the acquisition.

On April 3, 2003, P.A.M. Transportation Services, Inc. acquired substantially all of the assets of McNeill Express, Inc. a truckload motor carrier. The results of McNeill Express, Inc. have been included in the consolidated financial statements since that date. In accordance with SFAS No. 141, Business Combinations, the acquisition was accounted for under the purchase method of accounting.

The aggregate purchase price of approximately $8.87 million was paid in the form of cash in the amount of approximately $8.8 million and the assumption of liabilities aggregating approximately $70,000. A non-compete agreement in the amount of $300,000 and covering a 2 year period was also entered into. Approximately $370,000 of additional goodwill was recognized as a result of the acquisition.

The following unaudited pro forma information is being provided for the business acquisitions made during the year ended December 31, 2003 as though the Company made the acquisitions at the beginning of the year ended December 31:

                                      2003        2002          2001
                                  (in thousands, except per share date)
Operating income                   $ 20,869    $ 32,160      $ 22,705
Income before income taxes           19,444      29,790        17,843
Net income                           11,578      18,521        11,056

Basic earnings per share           $   1.03    $   1.74      $   1.30
Diluted earnings per share             1.02        1.73          1.29


18.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The  tables  below  present  quarterly  financial information for 2003 and 2002:

                                                                2003
                                                         THREE MONTHS ENDED
                                       MARCH 31        JUNE 30    SEPTEMBER 30   DECEMBER 31
                                       -----------------------------------------------------
                                                (in thousands, except per share data)
  Operating revenues                   $ 70,139       $ 74,956       $ 74,216       $ 74,236
  Operating expenses                     65,185         67,896         68,899         70,881
                                       --------       --------       --------       --------

  Operating income                        4,954          7,060          5,317          3,355
  Non-operating income                       10             59             70            137
  Interest expense                          268            485            445            469
  Income taxes                            1,878          2,587          1,977          1,363
                                       --------       --------       --------       --------
  Net income                           $  2,818       $  4,047       $  2,965       $  1,660
                                       ========       ========       ========       ========
  Net income per common share:
    Basic                              $   0.25       $   0.36       $   0.26       $   0.15
                                       ========       ========       ========       ========
    Diluted                            $   0.25       $   0.36       $   0.26       $   0.14
                                       ========       ========       ========       ========
  Average common shares outstanding:
    Basic                                11,287         11,290         11,293         11,291
                                       ========       ========       ========       ========
    Diluted                              11,338         11,332         11,327         11,326
                                       ========       ========       ========       ========

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
                                       ========       ========       ========       ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 9, 2002, the Company dismissed its independent auditors, Arthur Andersen LLP, and on the same date engaged Deloitte & Touche LLP as its independent auditors for the fiscal year ending December 31, 2002. Each of these actions was approved by the Audit Committee of the Company. Information with respect to this matter is included in the Company's current report on Form 8-K filed July 12, 2002, which information is incorporated herein by reference.

ITEM 9A.  CONTROLS AND PROCEDURES.

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by P.A.M. Transportation Services, Inc. in reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission ("SEC") rules and forms. An evaluation was carried out as of December 31, 2003 under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2003.

CEO and CFO Certificates

Attached as Exhibits 31.1 and 31.2 to this report on Form 10-K are two certifications, one each by the CEO and the CFO, respectively. They are required in accordance with Rule 13a-14 of the Exchange Act. This Item 9A,
Controls and Procedures, includes the information concerning the controls evaluation referred to in the certifications and should be read in conjunction with the certifications.

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

Conclusions

Based upon the evaluation of Disclosure Controls described above, our CEO and CFO have concluded that, subject to the limitations described above, our Disclosure Controls are effective so that material information relating to P.A.M. Transportation Services, Inc. and its consolidated subsidiaries is made known to management, including the CEO and CFO, so that required disclosures have been included in this report on Form 10-K.

                                    PART III

Portions of the information required by Part III of Form 10-K are, pursuant to General Instruction G (3) of Form 10-K, incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held on May 20, 2004. We will, within 120 days of the end of our fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information responsive to this item, with the exception of the Audit Committee and Code of Ethics information presented below, is incorporated by reference from the section entitled "Election of Directors" contained in the proxy statement.

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of Frank L. Conner, Thomas H. Cooke, Daniel C. Sullivan, and Charles F. Wilkins. The Board of Directors has determined that Mr. Conner and Mr. Cooke, both members of the Audit Committee, are each qualified as an audit committee financial expert, as that term is defined in the rules of the Securities and Exchange Commission. Mr. Conner and Mr. Cooke are independent, as independence for audit committee members is defined in the listing standards of the Nasdaq Stock Market and the rules of the Securities and Exchange Commission.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics is posted on our website (www.pamt.com). We intend to post amendments to or waivers from our Code of Ethics, of the type referred to in Item 10 of Form 8-K, to the extent applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions, on our website.

ITEM 11.  EXECUTIVE COMPENSATION.

The information responsive to this item is incorporated by reference from the section entitled "Executive Compensation" contained in the proxy statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED STOCKHOLDER MATTERS.

The information responsive to this item, with the exception of the equity compensation plan information presented below, is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the proxy statement.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes, as of December 31, 2003, information about compensation plans under which equity securities of the Company are authorized for issuance:

                                                                                   Number of securities
                             Number of securities to      Weighted-average         remaining available
                             be issued upon exercise      exercise price of        for future issuance
                             of outstanding options,      outstanding options,         under equity
       Plan Category          warrants and rights         warrants and rights       compensation plans
-------------------------------------------------------------------------------------------------------
  Equity Compensation Plans
  approved by Security Holders       348,500                     $20.85                     291,500

  Equity Compensation Plans
  not approved by Security
  Holders                              -0-                         -0-                         -0-

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information responsive to this item is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" contained in the proxy statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information responsive to this item is incorporated by reference from the section entitled "Principal Accountant Fees and Services" contained in the proxy statement.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Financial Statements and Schedules.

   (1) Financial Statements:  See Part II, Item 8 hereof.

          Report of Independent Public Accountants

          Consolidated  Balance  Sheets - December 31, 2003 and 2002

          Consolidated Statements of Income - Years ended
          December 31, 2003, 2002 and 2001

          Consolidated Statements of Shareholders' Equity - Years ended December 31, 2003, 2002 and 2001

          Consolidated Statements of Cash Flows - Years ended
          December 31, 2003, 2002 and 2001

          Notes to Consolidated Financial Statements

   (2) Financial Statement Schedules.

          All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted as the required information is inapplicable, or because the information is presented in the consolidated financial statements or related notes.

   (3) Exhibits.

          The Exhibit Index filed herewith and appearing immediately following the signatures in this Report is incorporated by reference in response to this Item.

(b) Reports on Form 8-K.

    A Current Report on Form 8-K was filed on October 28, 2003 regarding a press release issued to announce our third quarter 2003 results. No other reports on Form 8-K were filed during the fourth quarter ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    P.A.M. TRANSPORTATION SERVICES, INC.

Dated:  March 12, 2004         By:  /s/ Robert W. Weaver
                                    --------------------------
                                    ROBERT W. WEAVER
                                    President and Chief Executive Officer
                                    (principal executive officer)

Dated:  March 12, 2004         By:  /s/ Larry J. Goddard
                                    --------------------------
                                    LARRY J. GODDARD, Vice President-
                                    Finance, Chief Financial Officer,
                                    Secretary and Treasurer
                                    (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Dated:  March 12, 2004         By:  /s/ Robert W. Weaver
                                    --------------------------
                                    ROBERT W. WEAVER, President and Chief
                                    Executive Officer, Director

Dated:  March 12, 2004         By:  /s/ Matthew T. Moroun
                                    --------------------------
                                    MATTHEW T. MOROUN, Director

Dated:  March 12, 2004         By:  /s/ Daniel C. Sullivan
                                    --------------------------
                                    DANIEL C. SULLIVAN, Director

Dated:  March 12, 2004         By:  /s/ Charles F. Wilkins
                                    --------------------------
                                    CHARLES F. WILKINS, Director

Dated:  March 12, 2004         By:  /s/ Frederick P. Calderone
                                    --------------------------
                                    FREDERICK P. CALDERONE, Director

Dated:  March 12, 2004         By:  /s/ Manuel J. Moroun
                                    --------------------------
                                    MANUEL J. MOROUN, Director

Dated:  March 12, 2004         By:  /s/ Thomas H. Cooke
                                    --------------------------
                                    THOMAS H. COOKE, Director

Dated:  March 12, 2004         By:  /s/ Frank L. Conner
                                    --------------------------
                                    FRANK L. CONNER, Director

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