Form 10-Q
period 2004-03-31
PAM TRANSPORTATION SERVICES INC
filed 2004-05-06
CIK 798287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004


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

Yes  [ X ]          No  [ _ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                     Outstanding at April 23, 2004
         -----                                     -----------------------------
Common Stock, $.01 Par Value                                 11,296,207

                       PART I - FINANCIAL INFORMATION

                       Item 1.  Financial Statements

                     P.A.M. TRANSPORTATION SERVICES, INC.
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                    March 31,     December 31,
                                                      2004           2003
                                                      ----           ----
                                                  (unaudited)       (note)
ASSETS
Current assets:
     Cash and cash equivalents                     $   1,831       $  3,064
     Receivables:
          Trade, net of allowance                     55,052         46,120
          Other                                        1,112          1,150
     Inventories                                         853            653
     Prepaid expenses and deposits                    10,003          6,771
     Marketable equity securities,
      available for sale, at fair value                5,618          5,492
     Income taxes refundable                             653          1,256
                                                   ---------      ---------
          Total current assets                        75,122         64,506

Property and equipment, at cost                      256,199        269,419
     Less: accumulated depreciation                  (84,314)       (86,689)
                                                   ---------      ---------
          Net property and equipment                 171,885        182,730

Other assets:
     Goodwill                                         15,413         15,413
     Non compete agreement                               917          1,004
     Other                                             1,329          1,196
                                                   ---------      ---------
          Total other assets                          17,659         17,613
                                                   ---------      ---------
Total assets                                       $ 264,666      $ 264,849
                                                   =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt          $   2,324      $   2,039
     Trade accounts payable                           17,759         22,295
     Other current liabilities                        12,405         11,167
     Deferred income taxes                             1,564          1,330
                                                   ---------      ---------
          Total current liabilities                   34,052         36,831

Long-term debt, less current portion                  26,490         26,740
Non compete agreement                                    609            695
Deferred income taxes                                 44,598         43,708
Shareholders' equity:
Preferred Stock, $.01 par value:
     10,000,000 shares authorized; none issued
Common stock, $.01 par value:
     40,000,000 shares authorized; issued and
     outstanding- 11,296,207 at March 31, 2004,
     11,294,207 at December 31, 2003                     113            113
Additional paid-in capital                            75,974         75,957
Accumulated other comprehensive income                   158            164
Retained earnings                                     82,672         80,641
                                                   ---------      ---------
Total shareholders' equity                           158,917        156,875
                                                   ---------      ---------
Total liabilities and shareholders' equity         $ 264,666      $ 264,849
                                                   =========      =========

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.


                  P.A.M. TRANSPORTATION SERVICES, INC.
                            AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)
                 (in thousands, except per share data)


                                                     Three Months Ended
                                                          March 31,
                                                    2004           2003
                                                    ----           ----
Operating revenues                              $   77,673     $   70,139

Operating expenses:
  Salaries, wages and benefits                      30,398         29,282
  Operating supplies                                15,930         14,159
  Rent/purchased transportation                      9,762          7,027
  Depreciation and amortization                      7,469          6,055
  Operating taxes and licenses                       4,011          3,535
  Insurance and claims                               3,989          3,489
  Communications and utilities                         708            601
  Other                                              1,349          1,013
  Loss on sale of equipment                            259             24
                                                 ---------      ---------
                                                    73,875         65,185
                                                 ---------      ---------
Operating income                                     3,798          4,954
Other income (expense)
  Interest expense                                    (350)          (258)
                                                 ---------      ---------
Income before income taxes                           3,448          4,696

Income taxes --current                                 317            184
             --deferred                              1,100          1,694
                                                 ---------      ---------
                                                     1,417          1,878
                                                 ---------      ---------
Net income                                       $   2,031      $   2,818
                                                 =========      =========
Net income per common share:
  Basic                                          $    0.18      $    0.25
                                                 =========      =========
  Diluted                                        $    0.18      $    0.25
                                                 =========      =========

Average common shares outstanding-Basic         11,294,954     11,286,751
                                                ==========     ==========
Average common shares outstanding-Diluted       11,321,279     11,338,463
                                                ==========     ==========

      See notes to condensed consolidated financial statements.

                       P.A.M. TRANSPORTATION SERVICES, INC.
                                 AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                                  (in thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                  2004          2003
                                                                  ----          ----
OPERATING ACTIVITIES
Net income                                                   $   2,031     $   2,818
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                               7,469         6,055
     Non compete agreement amortization                              -            33
     Provision for deferred income taxes                         1,100         1,694
     Loss on retirement of property and equipment                  259            24
     Changes in operating assets and liabilities:
          Accounts receivable                                   (8,915)      (12,745)
          Prepaid expenses and other current assets             (2,962)       (6,009)
          Accounts payable                                      (4,557)        4,855
          Other current liabilities                              1,238         1,971
                                                             ---------     ---------
Net cash used in operating activities                           (4,337)       (1,304)

INVESTING ACTIVITIES
Purchases of property and equipment                             (7,675)       (5,142)
Acquisition of businesses, net of cash acquired                      -        (1,658)
Purchases of marketable securities                                 (86)       (3,613)
Proceeds from disposal of assets                                10,792         2,929
Lease payments received on direct financing leases                  21            15
                                                             ---------     ---------
Net cash provided by (used in) investing activities              3,052        (7,469)

FINANCING ACTIVITIES
Borrowings under lines of credit                                85,583        77,990
Repayments under lines of credit                               (85,673)      (75,944)
Borrowings of long-term debt                                     1,142             -
Repayments of long-term debt                                    (1,017)         (308)
Proceeds from exercise of stock options                             17            59
                                                             ---------     ---------
Net cash provided by financing activities                           52         1,797
                                                             ---------     ---------
Net decrease in cash and cash equivalents                       (1,233)       (6,976)

Cash and cash equivalents at beginning of period                 3,064        30,766
                                                             ---------     ---------
Cash and cash equivalents at end of period                   $   1,831     $  23,790
                                                             =========     =========

           See notes to condensed consolidated financial statements.


P.A.M. TRANSPORTATION SERVICES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                             Accumulated
                                                                Additional       Other          Other
                                               Common Stock       Paid-In    Comprehensive   Comprehensive    Retained
                                             Shares     Amount    Capital        Income      Income/(Loss)    Earnings      Total
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2003                 11,294        113     75,957                          164          80,641     156,875

  Components of comprehensive income:
    Net earnings                                                                $  2,031                         2,031       2,031
    Other comprehensive loss -
      Unrealized loss on hedge,
       net of tax of $9                                                              (14)          (14)                        (14)
      Unrealized gain on marketable
       securities, net of tax of $5                                                    8             8                           8
                                                                                --------
    Total comprehensive income                                                  $  2,025
                                                                                ========
    Exercise of stock options-
    shares issued including tax
    benefits                                      2                    17                                                       17
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2004                    11,296     $  113   $ 75,974                     $    158        $ 82,672    $158,917
==================================================================================================================================

See notes to consolidated financial statements.


                       P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004

NOTE A:  BASIS  OF  PRESENTATION
--------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

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

These interest rate swap agreements meet the specific hedge accounting criteria. The effective portion of the cumulative gain or loss has been reported as a component of accumulated other comprehensive income in shareholders' equity and will be reclassified into current earnings by June 2, 2006, the latest termination date for all current swap agreements. The Company records all derivatives at fair value as assets or liabilities in the condensed consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument. At March 31, 2004, the net after tax deferred hedging loss in accumulated other comprehensive income was approximately $796,000.

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

NOTE C:  RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------
In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements ("FIN 46R"), which replaced FIN 46. FIN 46 clarifies the application of Accounting Research
Bulletin No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company is required to adopt the provisions of FIN 46R by the beginning of the first annual period beginning after December 15, 2004. The adoption of FIN 46R is not expected to have a material effect on the Company's consolidated financial statements.

In March 2004, the FASB issued an exposure draft entitled Share-Based Payment - an amendment of Statements No.123 and 95 (Proposed Statement of Financial Accounting Standards). The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally require instead that such transactions be accounted for using a fair-value-based method. This accounting, if approved, could result in significant compensation expense charges to our future results of operations. The exposure draft, if adopted as presently drafted, would be applied to public entities prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified, or settled after December 15, 1994, had been accounted for using the fair-value method of accounting. Retrospective application of the proposed Statement is not permitted.

NOTE D:  MARKETABLE SECURITIES
------------------------------
The Company's investments in marketable securities, which are classified as available for sale, currently consist entirely of equity securities. These equity securities have a combined original cost of approximately $4,105,000 and a combined fair market value of approximately $5,618,000 as of March 31, 2004. Unrealized gains and losses from marketable securities classified as available for sale are recorded as a component of accumulated other comprehensive income in shareholders' equity. For the three month period ended March 31, 2004 the Company had a net unrealized gain in market value of $8,000, net of deferred income taxes. At March 31, 2004 the total unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately
$954,000. During the first quarter of 2004 there were no sales or reclassifications of investment securities.

NOTE E:  STOCK BASED COMPENSATION
---------------------------------
The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No.
123). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                           Three Months Ended
                                                                March 31,
                                                          2004           2003
                                                         ------         ------
                                                            (in thousands,
                                                         except per share data)
Net income                                              $ 2,031        $ 2,818

Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related tax effects          (74)           (82)
                                                        -------        -------
Pro forma net income                                    $ 1,957        $ 2,736
                                                        =======        =======
Earnings per share:
  Basic - as reported                                   $   .18        $   .25
  Basic - pro forma                                     $   .17        $   .24

  Diluted - as reported                                 $   .18        $   .25
  Diluted - pro forma                                   $   .17        $   .24

NOTE F:  BUSINESS ACQUISITIONS
------------------------------
On January 31, 2003, P.A.M. Transportation Services, Inc. acquired substantially all of the assets of East Coast Transport, Inc. The results of East Coast Transport, Inc. have been included in the consolidated financial statements since that date. In accordance with SFAS No. 141, "Business Combinations", the acquisition was accounted for under the purchase method of accounting.

The aggregate purchase price of $6.9 million was paid in the form of a 7 year installment note in the amount of approximately $5.0 million at an interest rate of 6% and a cash payment of approximately $1.9 million. A non-compete agreement in the amount of $1.0 million and covering a 5 year period was also entered into. Approximately $6.9 million of additional goodwill was recognized as a result of the acquisition.

On April 3, 2003, P.A.M. Transportation Services, Inc. acquired substantially all of the assets of McNeill Trucking, Inc. The results of McNeill Trucking, Inc. have been included in the consolidated financial statements since that date. In accordance with SFAS No. 141, "Business Combinations", the acquisition was accounted for under the purchase method of accounting.

The aggregate purchase price of approximately $8.9 million was paid in the form of cash in the amount of approximately $8.8 and the assumption of liabilities aggregating approximately $70,000. A non-compete agreement in the amount of $300,000 and covering a 2 year period was also entered into. Approximately $370,000 of additional goodwill was recognized as a result of the acquisition.

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

Self Insurance. The Company is self-insured for health and workers' compensation benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred, but not reported (IBNR) claims. IBNR claims are estimated using historical lag information and other data either provided by outside claims administrators or developed internally. This estimation process is subjective, and to the extent that future actual results differ from original estimates, adjustments to recorded accruals may be necessary.

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

Business Segment and Concentrations of Credit Risk. The Company operates in one business segment, motor carrier operations. The Company provides transportation services to customers throughout the United States and portions of Canada and Mexico. The Company performs ongoing credit evaluations and generally does not require collateral from its customers. The Company maintains reserves for potential credit losses. In view of the concentration of the Company's revenues and accounts receivable among a limited number of customers within the automobile industry, the financial health of this industry is a factor in the Company's overall evaluation of accounts receivable.

Business Combinations and Goodwill. Upon acquisition of an entity, the cost of the acquired entity must be allocated to assets and liabilities acquired. Identification of intangible assets, if any, that meet certain recognition criteria is necessary. This identification and subsequent valuation requires significant judgments. The carrying value of goodwill was tested for impairment on March 31, 2004. The impairment testing requires an estimate of the value of the Company as a whole, as the Company has determined it only has one reporting unit as defined in SFAS No. 142.


BUSINESS OVERVIEW
-----------------
The Company's administrative headquarters are in Tontitown, AR. From this location we manage operations conducted through nine wholly owned subsidiaries based in various locations around the United States and Canada. The operations of these subsidiaries can generally be classified into either truckload services or brokerage and logistics services. All of the Company's operations are in the trucking and transportation segment.

For both operations substantially all of our revenue is generated by transporting freight for customers. For the period ended March 31, 2004 eighty seven percent of our revenue came from our truckload services and thirteen percent from brokerage and logistics services. For the period ended March 31, 2003 eighty nine percent of our revenue came from our truckload services and eleven percent from brokerage and logistics services. Our revenue is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs. Competitive rate pressures, coupled with the elevations in the above mentioned expenses over the last few years, have created a difficult operating environment for most of the industry.


RESULTS OF OPERATIONS - TRUCKLOAD SERVICES DIVISION
---------------------------------------------------
The following table sets forth, for the truckload services division, the percentage relationship of revenue and expense items to operating revenues for the periods indicated.
                                               Three Months Ended
                                                    March 31,
                                                 2004      2003
                                                 ----      ----
     Operating revenues                         100.0%    100.0%
                                                ------    ------
     Operating expenses:
       Salaries, wages and benefits              44.5      46.4
       Operating supplies                        23.9      22.7
       Rent and purchased transportation          0.6       0.2
       Depreciation and amortization             11.1       9.7
       Operating taxes and licenses               6.0       5.7
       Insurance and claims                       6.0       5.6
       Communications and utilities               1.0       0.9
       Other                                      1.7       1.4
       Loss on sale or disposal of property       0.4       0.0
                                                ------    ------
     Total operating expenses                    95.2      92.6
                                                ------    ------
     Operating income                             4.8       7.4
     Interest expense                            (0.4)     (0.4)
                                                ------    ------
     Income before income taxes                   4.4       7.0
                                                ------    ------

THREE MONTHS ENDED MARCH 31, 2004 VS. THREE MONTHS ENDED MARCH 31, 2003

For the quarter ended March 31, 2004, truckload services revenues increased 7.6% to $67.1 million as compared to $62.4 million for the quarter ended March 31, 2003. Approximately $3.6 million of the $4.7 million increase was attributable to the McNeill Trucking, Inc. asset acquisition which closed on April 3, 2003 and therefore had no comparable revenue for the three months ended March 31, 2003. The remaining increase of $1.1 million was generated by an increase of approximately $.02 in the average rate per loaded mile.

Salaries, wages and benefits decreased from 46.4% of revenues in the first quarter of 2003 to 44.5% of revenues in the first quarter of 2004. The decrease relates to a decrease in the amount paid to owner operators due to a decrease in the average number of owner operators under contract from 129 in the first quarter of 2003 to 99 in the first quarter of 2004. This decrease was partially offset by an increase in amounts paid to the corresponding company driver replacement, and in other costs normally absorbed by the owner operator such as repairs and fuel.

Operating supplies and expenses increased from 22.7% of revenues in the first quarter of 2003 to 23.9% of revenues in the first quarter of 2004. The increase relates to an increase in both equipment repair costs and fuel costs. Equipment repair costs increased as a result of preparing a higher volume of tractors to meet trade-in terms and specifications. Fuel costs, while down on a per gallon basis, increased as the result of a 3.3% decrease in the average miles per gallon traveled during the first quarter of 2004 as compared to the first quarter of 2003. Fuel costs were also affected by the replacement of owner operators with company drivers as discussed above.

Rent and purchased transportation increased from 0.2% of revenues in the first quarter of 2003 to 0.6% of revenues in the first quarter of 2004. The increase relates primarily to rental and mileage fees incurred on equipment used past scheduled trade-in dates due to manufacturers delays in providing replacement equipment.

Depreciation and amortization increased from 9.7% of revenues in the first quarter of 2003 to 11.1% of revenues in the first quarter of 2004. The increase was primarily due to the combined effect of higher tractor purchase prices and lower tractor guaranteed residual values offered by the manufacturers.

Insurance and claims expense increased from 5.6% of revenues in the first quarter of 2003 to 6.0% of revenues in the first quarter of 2004. The increase in expense relates to an increase in the auto liability policy coverage acquired during the third quarter of 2003.

The truckload services division operating ratio, which measures the ratio of operating expenses to operating revenues, increased to 95.2% for the first quarter of 2004 from 92.6% for the first quarter of 2003.


RESULTS OF OPERATIONS - LOGISTICS AND BROKERAGE SERVICES DIVISION
-----------------------------------------------------------------
The following table sets forth, for the logistics and brokerage services division, the percentage relationship of revenue and expense items to operating revenues for the periods indicated.

                                               Three Months Ended
                                                    March 31,
                                                 2004      2003
                                                 ----      ----
     Operating revenues                         100.0%    100.0%
                                                ------    ------
     Operating expenses:
       Salaries, wages and benefits               5.1       4.5
       Operating supplies                         0.0       0.0
       Rent and purchased transportation         87.4      88.6
       Depreciation and amortization              0.3       0.0
       Operating taxes and licenses               0.0       0.0
       Insurance and claims                       0.1       0.1
       Communications and utilities               0.4       0.5
       Other                                      1.6       1.8
       Loss on sale or disposal of property       0.0       0.0
                                                ------    ------
     Total operating expenses                    94.9      95.5
                                                ------    ------
     Operating income                             5.1       4.5
     Interest expense                            (0.6)     (0.3)
                                                ------    ------
     Income before income taxes                   4.5       4.2
                                                ------    ------

THREE MONTHS ENDED MARCH 31, 2004 VS. THREE MONTHS ENDED MARCH 31, 2003

For the quarter ended March 31, 2004, logistics and brokerage services revenues increased 35.9% to $10.5 million as compared to $7.8 million for the quarter ended March 31, 2003. The increase of approximately $2.8 million was attributable to the additional one month revenues generated by East Coast Transport, Inc. which wasn't acquired until January 31, 2003.

Salaries, wages and benefits increased from 4.5% of revenues in the first quarter of 2003 to 5.1% of revenues in the first quarter of 2004. The increase relates to the hiring of an administrative staff at East Coast Transport, Inc. for functions which had previously been outsourced to a third party.

Rent and purchased transportation decreased from 88.6% of revenues in the first quarter of 2003 to 87.4% of revenues in the first quarter of 2004. The decrease relates to a decrease in the average amount paid to third parties for logistics and brokerage services.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses to operating revenues, decreased to 94.9% for the first quarter of 2004 from 95.5% for the first quarter of 2003.


RESULTS OF OPERATIONS - COMBINED DIVISIONS
------------------------------------------
The decrease in the combined income before income taxes to $3.4 million from $4.7 million, respectively, for the three month period ended March 31, 2004 and 2003 resulted in a decrease in the provision for income taxes from $1.9 million for the first quarter of 2003 to $1.4 million for the first quarter of 2004.

Net income for all divisions decreased to $2.0 million, or 2.6% of revenues, in the first quarter of 2004 from $2.8 million, or 4.0% of revenues in the first quarter of 2003. The decrease in net income resulted in a decrease in diluted net income per share to $.18 in the first quarter of 2004 from $.25 in the first quarter of 2003.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
During the first three months of 2004, the Company used $4.3 million of cash from operating activities. Investing activities provided $3.1 million in cash in the first three months of 2004. Financing activities provided $.1 million in the first three months of 2004.

Our primary use of funds is for the purchase of revenue equipment. We typically use our existing lines of credit, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first quarter of 2004 we utilized cash on hand and our lines of credit to finance revenue equipment purchases of approximately $7.4 million.

Occasionally we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 48 months, however as of March 31, 2004, we had no outstanding indebtedness under such installment notes.

In order to maintain our tractor fleet count it is often necessary to purchase replacement tractors and place them in service before trade units are removed from service. The timing difference created during this process often requires the Company to pay for new units without any reduction in price for trade units. In this situation, the Company later receives payment for the trade units as they are delivered to the equipment vendor and have passed vendor inspection. During the three months ended March 31, 2004, the Company received approximately $10.1 million for 276 tractors delivered for trade.

During the remainder of 2004 we expect to purchase approximately 280 new tractors and approximately 400 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $18.1 million.

We maintain a $20.0 million revolving line of credit and a $30.0 million revolving line of credit (Line A and Line B, respectively) with separate financial institutions. Amounts outstanding under Line A bear interest at LIBOR (determined as of the first day of each month) plus 1.40%, are secured by our accounts receivable and mature on May 31, 2005. At March 31, 2004, $4.1 million, including $1.3 million in letters of credit were outstanding under Line A, with availability to borrow $14.6 million. Amounts outstanding under Line B bear interest at LIBOR (on the last day of the previous month) plus 1.15%, are secured by revenue equipment and mature on June 30, 2005. At March 31, 2004, $27.0 million, including $7.0 million in letters of credit were outstanding with availability to borrow $3.0 million. In an effort to reduce interest rate risk associated with these floating rate facilities, we have entered into interest rate swap agreements in an aggregate notional amount of $20.0 million. For additional information regarding the interest rate swap agreements, see Note B to the condensed consolidated financial statements.

Trade accounts receivable at March 31, 2004 increased approximately $8.9 million from December 31, 2003. Certain of the Company's largest customers regularly schedule plant shutdowns for various periods during December and the volume of freight we ship is reduced during such scheduled shutdowns. This reduction in freight volume results in a reduction in accounts receivable at the end of each year.

Prepaid expenses and deposits at March 31, 2004 increased approximately $3.2 million as compared to December 31, 2003. The increase relates to the Company's annual registration fees for tractors and trailers which occurs each January, and to the prepayment of certain insurance policies. These prepaid expenses will be amortized to expense through the remainder of the year.

Trade accounts payable at March 31, 2004 decreased approximately $4.5 million as compared to December 31, 2003. Approximately $3.7 million of the $4.5 million decrease relates to a decrease in bank drafts payable from $6.8 million at December 31, 2003 to $3.1 million at March 31, 2004.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------
See Note C to the condensed consolidated financial statements for a description of the most recent accounting pronouncements and their impact, if any, on the Company.


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


Item 4.  Controls and Procedures.
---------------------------------
We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by P.A.M. Transportation Services, Inc. in reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out as of March 31, 2004 under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2004.

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

                         PART II.  OTHER INFORMATION
                         ---------------------------



Item 1.  Legal Proceedings
--------------------------

On October 10, 2002, a suit was filed against one of the Company's subsidiaries and is entitled "The Official Committee of Unsecured Creditors of Bill's Dollar Stores, Inc. v. Allen Freight Services Co." The suit, which has been filed in the United States Bankruptcy Court for the District of Delaware, alleges preferential transfers of $660,055 were made to the defendant, Allen Freight Services Co., within the 90 day period preceding the bankruptcy petition date of Bill's Dollar Stores, Inc. The suit remains in pretrial proceedings.

In addition to the specific legal action mentioned above, the nature of our business routinely results in litigation, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. We believe that an unfavorable outcome in one or more of those cases would not have a material adverse effect on our financial condition.


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a)    Exhibits required by Item 601 of Regulations S-K:

           3.1 - Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company's report on Form 10-Q for the period ending March 31, 2002.)

           3.2  - Amended and Restated By-Laws of the Registrant
                  (Incorporated by reference to Exhibit 3.2 to the Company's report on Form 10-Q for the period ending March 31, 2002.)

          11.1  - Statement Re:  Computation of Diluted Earnings Per Share

          31.1  - Rule 13a-14(a) Certification of Principal Executive Officer

          31.2  - Rule 13a-14(a) Certification of Principal Financial Officer

          32.1  - Section 1350 Certification of Chief Executive Officer

          32.2  - Section 1350 Certification of Chief Financial Officer


(b)    Reports on Form 8-K:

A Current Report on Form 8-K was filed on February 25, 2004 regarding a press release issued to announce the Company's fourth quarter 2003 results. No other reports on Form 8-K were filed during the first quarter ending March 31, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   P.A.M. TRANSPORTATION SERVICES, INC.




Dated:   May 6, 2004               By: /s/ Robert W. Weaver
                                   ---------------------------------
                                   Robert W. Weaver
                                   President and Chief Executive Officer
                                   (principal executive officer)


Dated:   May 6, 2004               By: /s/ Larry J. Goddard
                                   ---------------------------------
                                   Larry J. Goddard
                                   Vice President-Finance, Chief Financial
                                   Officer, Secretary and Treasurer
                                   (principal accounting and financial officer)

                       P.A.M. TRANSPORTATION SERVICES, INC.

                         INDEX TO EXHIBITS TO FORM 10-Q


Exhibit
Number                        Exhibit Description
--------     ---------------------------------------------------------

 3.1 Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company's report on Form 10-Q for the period ending March 31, 2002.)

 3.2         Amended and Restated By-Laws of the Registrant
             (Incorporated by reference to Exhibit 3.2 to the Company's report on Form 10-Q for the period ending March 31, 2002.)

11.1         Statement Re:  Computation of Diluted Earnings Per Share

31.1         Rule 13a-14(a) Certification of Principal Executive Officer

31.2         Rule 13a-14(a) Certification of Principal Financial Officer

32.1         Section 1350 Certification of Chief Executive Officer

32.2         Section 1350 Certification of Chief Financial Officer