Form 10-Q
period 2004-06-30
PAM TRANSPORTATION SERVICES INC
filed 2004-08-06
CIK 798287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004


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

Yes  [ X ]          No  [ _ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                      Outstanding at July 21, 2004
         -----                                      ----------------------------
Common Stock, $.01 Par Value                                 11,296,207

                       PART I - FINANCIAL INFORMATION

                       Item 1.  Financial Statements

                     P.A.M. TRANSPORTATION SERVICES, INC.
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                    June 30,      December 31,
                                                      2004           2003
                                                      ----           ----
                                                  (unaudited)       (note)
ASSETS
Current assets:
     Cash and cash equivalents                     $  13,018       $  3,064
     Receivables:
          Trade, net of allowance                     52,272         46,120
          Other                                        1,251          1,150
     Inventories                                       1,152            653
     Prepaid expenses and deposits                     9,699          6,771
     Marketable equity securities,
      available for sale, at fair value                5,657          5,492
     Income taxes refundable                             722          1,256
                                                   ---------      ---------
          Total current assets                        83,771         64,506

Property and equipment, at cost                      256,402        269,419
     Less: accumulated depreciation                  (86,625)       (86,689)
                                                   ---------      ---------
          Net property and equipment                 169,777        182,730

Other assets:
     Goodwill                                         15,413         15,413
     Non compete agreement                               829          1,004
     Other                                             1,331          1,196
                                                   ---------      ---------
          Total other assets                          17,573         17,613
                                                   ---------      ---------
Total assets                                       $ 271,121      $ 264,849
                                                   =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt          $   2,088      $   2,039
     Trade accounts payable                           21,600         22,295
     Other current liabilities                        11,907         11,167
     Deferred income taxes                             1,678          1,330
                                                   ---------      ---------
          Total current liabilities                   37,273         36,831

Long-term debt, less current portion                  23,542         26,740
Non compete agreement                                    521            695
Deferred income taxes                                 46,912         43,708
Shareholders' equity:
Preferred Stock, $.01 par value:
     10,000,000 shares authorized; none issued
Common stock, $.01 par value:
     40,000,000 shares authorized; issued and
     outstanding- 11,296,207 at June 30, 2004,
     11,294,207 at December 31, 2003                     113            113
Additional paid-in capital                            75,974         75,957
Accumulated other comprehensive income                   467            164
Retained earnings                                     86,319         80,641
                                                   ---------      ---------
Total shareholders' equity                           162,873        156,875
                                                   ---------      ---------
Total liabilities and shareholders' equity         $ 271,121      $ 264,849
                                                   =========      =========

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.


                                        P.A.M. TRANSPORTATION SERVICES, INC.
                                                 AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                   (unaudited)
                                        (in thousands, except share data)


                                                     Three Months Ended             Six Months Ended
                                                          June 30,                       June 30,
                                                    2004           2003            2004           2003
                                                    ----           ----            ----           ----
Revenue:
  Operating revenue, before fuel surcharge      $   79,071     $   74,956      $  156,744     $  145,095
  Fuel surcharge                                     3,213          2,181           5,660          4,484
                                                 ---------      ---------       ---------      ---------
                                                    82,284         77,137         162,404        149,579
                                                 ---------      ---------       ---------      ---------
Operating expenses:
  Salaries, wages and benefits                      29,640         29,925          60,038         59,208
  Operating supplies                                18,588         14,892          36,964         31,355
  Rent and purchased transportation                 10,010          9,562          19,772         16,589
  Depreciation and amortization                      7,416          6,550          14,885         12,605
  Operating taxes and licenses                       3,945          3,669           7,956          7,204
  Insurance and claims                               3,904          3,643           7,892          7,131
  Communications and utilities                         658            635           1,366          1,236
  Other                                              1,555          1,196           2,904          2,209
  Loss on sale of equipment                             18              4             278             28
                                                 ---------      ---------       ---------      ---------
                                                    75,734         70,076         152,055        137,565
                                                 ---------      ---------       ---------      ---------
Operating income                                     6,550          7,061          10,349         12,014
Other income (expense)
  Interest expense                                    (349)          (427)           (699)          (684)
                                                 ---------      ---------       ---------      ---------
Income before income taxes                           6,201          6,634           9,650         11,330

Income taxes --current                                 319             25             637            210
             --deferred                              2,235          2,562           3,335          4,256
                                                 ---------      ---------       ---------      ---------
                                                     2,554          2,587           3,972          4,466
                                                 ---------      ---------       ---------      ---------
Net income                                       $   3,647      $   4,047       $   5,678      $   6,864
                                                 =========      =========       =========      =========
Net income per common share:
  Basic                                          $    0.32      $    0.36       $    0.50      $    0.61
                                                 =========      =========       =========      =========
  Diluted                                        $    0.32      $    0.36       $    0.50      $    0.61
                                                 =========      =========       =========      =========

Average common shares outstanding-Basic         11,296,207     11,289,811      11,295,581     11,288,290
                                                ==========     ==========      ==========     ==========
Average common shares outstanding-Diluted       11,322,148     11,332,383      11,321,727     11,335,673
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

                       P.A.M. TRANSPORTATION SERVICES, INC.
                                 AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                                  (in thousands)

                                                                  Six Months Ended
                                                                       June 30,
                                                                  2004          2003
                                                                  ----          ----
OPERATING ACTIVITIES
Net income                                                   $   5,678     $   6,864
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                              14,885        12,605
     Non compete agreement amortization                              -            42
     Provision for deferred income taxes                         3,335         4,256
     Loss on retirement of property and equipment                  278            28
     Changes in operating assets and liabilities:
          Accounts receivable                                   (6,287)      (15,995)
          Prepaid expenses and other current assets             (3,029)       (4,976)
          Accounts payable                                        (186)        5,075
          Other current liabilities                                739         1,958
                                                             ---------     ---------
Net cash provided by operating activities                       15,413         9,857

INVESTING ACTIVITIES
Purchases of property and equipment                            (19,109)      (33,375)
Acquisition of businesses, net of cash acquired                      -       (10,752)
Purchases of marketable securities                                (153)       (3,946)
Proceeds from sales of assets                                   16,900         5,588
Lease payments received on direct financing leases                  35            30
                                                             ---------     ---------
Net cash used in investing activities                           (2,327)      (42,455)

FINANCING ACTIVITIES
Borrowings under lines of credit                               171,463       179,429
Repayments under lines of credit                              (174,331)     (167,214)
Borrowings of long-term debt                                     2,304             -
Repayments of long-term debt                                    (2,585)         (866)
Proceeds from exercise of stock options                             17            79
                                                             ---------     ---------
Net cash (used in) provided by financing activities             (3,132)       11,428
                                                             ---------     ---------
Net increase (decrease) in cash and cash equivalents             9,954       (21,170)

Cash and cash equivalents at beginning of period                 3,064        30,766
                                                             ---------     ---------
Cash and cash equivalents at end of period                   $  13,018     $   9,596
                                                             =========     =========
          See notes to condensed consolidated financial statements.


P.A.M. TRANSPORTATION SERVICES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                              Accumulated
                                                                Additional       Total          Other
                                               Common Stock       Paid-In    Comprehensive   Comprehensive    Retained
                                             Shares     Amount    Capital        Income      Income/(Loss)    Earnings      Total
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2003                 11,294        113     75,957                          164          80,641     156,875

  Components of comprehensive income:
    Net income                                                                  $  5,678                         5,678       5,678
    Other comprehensive income (loss) -
      Unrealized gain on hedge,
       net of tax of $217                                                            312           312                         312
      Unrealized loss on marketable
       securities, net of tax of $6                                                   (9)           (9)                         (9)
                                                                                --------
    Total comprehensive income                                                  $  5,981
                                                                                ========
    Exercise of stock options-
    shares issued including tax
    benefits                                      2                    17                                                       17
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2004                     11,296     $  113   $ 75,974                     $    467        $ 86,319    $162,873
==================================================================================================================================

See notes to consolidated financial statements.


                       P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2004

NOTE A:  BASIS  OF  PRESENTATION
--------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

In order to conform to industry practice, the Company began to classify fuel surcharges charged to customers as revenue rather than as a reduction of operating supplies expense as presented in reports prior to the period ended June 30, 2004. This reclassification has no effect on net operating income, net income or earnings per share. The Company has made corresponding reclassifications to comparative periods shown.


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

These interest rate swap agreements meet the specific hedge accounting criteria. The effective portion of the cumulative gain or loss has been reported as a component of accumulated other comprehensive loss in shareholders' equity and will be reclassified into current earnings by June 2, 2006, the latest termination date for all current swap agreements. The Company records all derivatives at fair value as assets or liabilities in the condensed consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument. At June 30, 2004, the net after tax deferred hedging loss in accumulated other comprehensive loss was approximately $470,000.

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

In March 2004, the FASB issued an exposure draft entitled Share-Based Payment - an amendment of Statements No. 123 and 95 (Proposed Statement of Financial Accounting Standards). The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally require instead that such transactions be accounted for using a fair-value-based method. This accounting, if approved, could result in significant compensation expense charges to our future results of operations. The exposure draft, if adopted as presently drafted, would be applied to public entities prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified, or settled after December 15, 1994, had been accounted for using the fair-value method of accounting. Retrospective application of the proposed Statement is not permitted.

Management of the Company is considering the impact of EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). The EITF has concluded that EITF 03-1 indicates that an investor must have the intent and ability to hold an investment until a forecasted recovery of the fair value up to or beyond the cost of the investment in order to determine that any impairment is temporary. If the investor does not have the intent and ability to hold the investment until a forecasted recovery, then an other-than-temporary impairment must be recorded. The consensus by the EITF is effective for periods beginning after June 15, 2004. Management has determined that the impact of EITF 03-1 is not material at June
30, 2004, but is continuing to evaluate the possible future impact on the Company's financial position and results of operations.


NOTE D:  MARKETABLE SECURITIES
------------------------------
The Company's investments in marketable securities, which are classified as available for sale, currently consist entirely of equity securities. These equity securities have a combined original cost of approximately $4,105,000 and a combined fair market value of approximately $5,657,000 as of June 30, 2004. Unrealized gains and losses from marketable securities classified as available for sale are recorded as a component of accumulated other comprehensive income in shareholders' equity. For the six month period ended June 30, 2004 the Company had a net unrealized loss in market value of $9,000, net of deferred income taxes. At June 30, 2004 the total unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $937,000. During the first six months of 2004 there were no sales or reclassifications of investment securities.


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

                                                          Three Months Ended             Six Months Ended
                                                               June 30,                      June 30,
                                                         2004           2003           2004           2003
                                                        -------        -------        -------        -------
                                                                (in thousands, except per share data)
Net income                                              $ 3,647        $ 4,047        $ 5,678        $ 6,864

Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related tax effects          (74)           (82)          (148)          (164)
                                                        -------        -------        -------        -------
Pro forma net income                                    $ 3,573        $ 3,965        $ 5,530        $ 6,700
                                                        =======        =======        =======        =======
Earnings per share:
  Basic - as reported                                   $   .32        $   .36        $   .50        $   .61
  Basic - pro forma                                     $   .32        $   .35        $   .49        $   .59

  Diluted - as reported                                 $   .32        $   .36        $   .50        $   .61
  Diluted - pro forma                                   $   .32        $   .35        $   .49        $   .59

NOTE F:  BUSINESS ACQUISITIONS
------------------------------
On January 31, 2003, P.A.M. Transportation Services, Inc. acquired substantially all of the assets of East Coast Transport, Inc. The results of East Coast Transport, Inc. have been included in the consolidated financial statements since that date. In accordance with SFAS No. 141, "Business Combinations", the acquisition was accounted for under the purchase method of accounting. The Company paid cash of approximately $1.9 million, entered into a seven year installment note in the amount of approximately $5.0 at an interest rate of 6%, and entered into a non-compete agreement requiring payment of $1.0 million over a five year period. Goodwill resulting from the transaction totaled approximately $6.9 million.

On April 3, 2003, P.A.M. Transportation Services, Inc. acquired substantially all of the assets of McNeill Trucking, Inc. The results of McNeill Trucking, Inc. have been included in the consolidated financial statements since that date. In accordance with SFAS No. 141, "Business Combinations", the acquisition was accounted for under the purchase method of accounting. The Company paid cash of approximately $8.8 million and assumed liabilities of approximately $70,000, and entered into a non-compete agreement requiring payment of $300,000 over a two year period. Goodwill resulting from the transaction totaled approximately $370,000.

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

Property, plant and equipment. Management must use its judgment in the selection of estimated useful lives and salvage values for purposes of depreciating tractors and trailers which in some cases do not have guaranteed residual values. Estimates of salvage value at the expected date of trade-in or sale are based on the expected market values of equipment at the time of disposal which, in many cases include guaranteed residual values by the manufacturers.

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

Business Combinations and Goodwill. Upon acquisition of an entity, the cost of the acquired entity must be allocated to assets and liabilities acquired. Identification of intangible assets, if any, that meet certain recognition criteria is necessary. This identification and subsequent valuation requires significant judgments. The carrying value of goodwill was tested for impairment on June 30, 2004. The impairment testing requires an estimate of the value of the Company as a whole, as the Company has determined it only has one reporting unit as defined in SFAS No. 142.


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

For both operations substantially all of our revenue is generated by transporting freight for customers. For the three and six month periods ended June 30, 2004 truckload revenues, excluding fuel surcharges, represented approximately 86% of total revenues, excluding fuel surcharges, with remaining revenues being generated by our brokerage and logistics services. For the three and six month periods ended June 30, 2003 truckload revenues, excluding fuel surcharges, represented approximately 85% and 87% of total revenues, excluding fuel charges, respectively, with remaining revenues being generated by our brokerage and logistics services. Our revenue is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results.

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

RESULTS OF OPERATIONS - TRUCKLOAD SERVICES DIVISION
---------------------------------------------------
The following table sets forth, for the truckload services division, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Operating supplies expense, which includes fuel costs, are shown net of fuel surcharges.

                                               Three Months Ended     Six Months Ended
                                                     June  30,              June30,
                                                  2004      2003        2004      2003
                                                  ----      ----        ----      ----
Operating revenues, before fuel surcharge        100.0%    100.0%      100.0%    100.0%
                                                 ------    ------      ------    ------
Operating expenses:
  Salaries, wages and benefits                    42.6      46.1        43.5      46.2
  Operating supplies (1)                          22.7      19.9        23.3      21.3
  Rent and purchased transportation                0.4       0.0         0.5       0.1
  Depreciation and amortization                   10.8      10.2        11.0      10.0
  Operating taxes and licenses                     5.8       5.7         5.9       5.7
  Insurance and claims                             5.7       5.7         5.8       5.6
  Communications and utilities                     0.9       0.9         1.0       0.9
  Other                                            2.1       1.6         1.9       1.5
  Loss on sale or disposal of property             0.0       0.0         0.2       0.0
                                                ------    ------      ------    ------
Total operating expenses                          91.0      90.1        93.1      91.3
                                                ------    ------      ------    ------
Operating income                                   9.0       9.9         6.9       8.7
Interest expense                                  (0.4)     (0.5)       (0.4)     (0.4)
                                                ------    ------      ------    ------
Income before income taxes                         8.6       9.4         6.5       8.3
                                                ------    ------      ------    ------
-----------------------------
(1) Net of fuel surcharges.


THREE MONTHS ENDED JUNE 30, 2004 VS. THREE MONTHS ENDED JUNE 30, 2003

For the quarter ended June 30, 2004, truckload services revenues, before fuel surcharges, increased 6.5% to $68.2 million as compared to $64.0 million for the quarter ended June 30, 2003. The increase was due to an increase in both the average rate per total mile from $1.09 during the second quarter of 2003 to $1.11 during the second quarter of 2004 and a 5.7% increase in the average miles traveled per tractor each work day during the second quarter of 2004 as compared to the second quarter of 2003.

Salaries, wages and benefits decreased from 46.1% of revenues, before fuel surcharges, in the second quarter of 2003 to 42.6% of revenues, before fuel surcharges, in the second quarter of 2004. The decrease relates primarily to the restructuring of workers compensation plans which resulted in a decrease in amounts expensed for workers compensation coverage. Although to a lesser extent, salaries, wages and benefits also decreased due to a decrease in driver lease expense as the average number of owner operators under contract decreased from 124 in the second quarter of 2003 to 94 in the second quarter of 2004. The decrease associated with driver lease expense was partially offset by an increase in amounts paid to the corresponding company driver replacement, and in other costs normally absorbed by the owner operator such as repairs and fuel.

Operating supplies and expenses increased from 19.9% of revenues, before fuel surcharges, in the second quarter of 2003 to 22.7% of revenues, before fuel surcharges in the second quarter of 2004. The increase relates to an increase in fuel costs resulting from a 19.2% increase in the average price per gallon paid by the Company during the second quarter of 2004 as compared to the second quarter of 2003. During periods of rising fuel prices the Company is often able to recoup at least a portion of the increase through fuel surcharges passed along to its customers. Fuel costs, net of fuel surcharges, increased to $10.1 million in the second quarter of 2004 from $7.8 million in the second quarter of 2003. The Company collected approximately $3.1 million in fuel surcharges during the second quarter of 2004 and $2.2 million during the second quarter of 2003. Fuel costs were also affected by the replacement of owner operators with company drivers as discussed above.

Rent and purchased transportation increased from 0.0% of revenues, before fuel surcharges, in the second quarter of 2003 to 0.4% of revenues, before fuel surcharges in the second quarter of 2004. The increase relates primarily to rental and mileage fees incurred on equipment used past scheduled trade-in dates due to manufacturers delays in providing replacement equipment.

Depreciation and amortization increased from 10.2% of revenues, before fuel surcharges, in the second quarter of 2003 to 10.8% of revenues, before fuel surcharges, in the second quarter of 2004. The increase was primarily due to the combined effect of higher tractor purchase prices and lower tractor guaranteed residual values offered by the manufacturers.

Other expenses increased from 1.6% of revenues, before fuel surcharges, in the second quarter of 2003 to 2.1% of revenues, before fuel surcharges, in the second quarter of 2004. The increase relates to an increase in amounts paid for both driver recruitment advertising and fees paid to the Company's external auditors.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased to 91.0% for the second quarter of 2004 from 90.1% for the second quarter of 2003.


SIX MONTHS ENDED JUNE 30, 2004 VS. SIX MONTHS ENDED JUNE 30, 2003

For the six months ended June 30, 2004, truckload services revenues, before fuel surcharges, increased 7.0% to $135.3 million as compared to $126.4 million for the six months ended June 30, 2003. Approximately $3.6 million of the $8.9 million increase was attributable to the McNeill Trucking, Inc. asset acquisition which closed on April 3, 2003 and therefore had no comparable revenue for the first three months of 2003. The remaining increase was due to an increase in both the average rate per total mile from $1.09 during the first six months of 2003 to $1.11 during the first six months of 2004 and a 2.2% increase in the average miles traveled per tractor each work day during the first six months of 2004 as compared to the first six months of 2003.

Salaries, wages and benefits decreased from 46.2% of revenues, before fuel surcharges, in the first six months of 2003 to 43.5% of revenues, before fuel surcharges, in the first six months of 2004. The decrease relates primarily to a decrease in amounts paid to owner operators due to a decrease in the average number of owner operators under contract from 127 in the first six months of 2003 to 96 in the first six months of 2004. This decrease was partially offset by an increase in amounts paid to the corresponding company driver replacement, and in other costs normally absorbed by the owner operator such as repairs and fuel. Also contributing to the decrease in salaries, wages and benefits was a decrease in amounts expensed for workers compensation coverage due to coverage restructuring.

Operating supplies and expenses increased from 21.3% of revenues, before fuel surcharges, in the first six months of 2003 to 23.3% of revenues, before fuel surcharges, in the first six months of 2004. The primary reason for the increase relates to an increase in fuel costs resulting from a 7.7% increase in the average price per gallon paid by the Company during the first six months of 2004 as compared to the first six months of 2003. During periods of rising fuel prices the Company is often able to recoup at least a portion of the increase through fuel surcharges passed along to its customers. Fuel costs, net of fuel surcharges, increased to $20.6 million in the first six months of 2004 from $17.1 million in the first six months of 2003. The Company collected approximately $5.4 million in fuel surcharges during the first six months of 2004 and $4.5 million during the first six months of 2003. Fuel costs were also affected by the replacement of owner operators with company drivers as discussed above.

Rent and purchased transportation increased from 0.1% of revenues, before fuel surcharges, in the first six months of 2003 to 0.5% of revenues, before fuel surcharges, in the first six months of 2004. The increase relates primarily to rental and mileage fees incurred on equipment used past scheduled trade-in dates due to manufacturers delays in providing replacement equipment.

Depreciation and amortization increased from 10.0% of revenues, before fuel surcharges, in the first six months of 2003 to 11.0% of revenues, before fuel surcharges, in the first six months of 2004. The increase was primarily due to the combined effect of higher tractor purchase prices and lower tractor guaranteed residual values offered by the manufacturers.

Other expenses increased from 1.5% of revenues, before fuel surcharges, in the first six months of 2003 to 1.9% of revenues, before fuel surcharges, in the first six months of 2004. The increase relates to an increase in amounts paid for both driver recruitment advertising and fees paid to the Company's external auditors.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased to 93.1% for the first six months of 2004 from 91.3% for the first six months of 2003.


RESULTS OF OPERATIONS - LOGISTICS AND BROKERAGE SERVICES DIVISION
-----------------------------------------------------------------
The following table sets forth, for the logistics and brokerage services division, the percentage relationship of revenue and expense items to operating revenues for the periods indicated.

                                               Three Months Ended     Six Months Ended
                                                     June  30,              June30,
                                                  2004      2003        2004      2003
                                                  ----      ----        ----      ----
Operating revenues                               100.0%    100.0%      100.0%    100.0%
                                                 ------    ------      ------    ------
Operating expenses:
  Salaries, wages and benefits                     5.3       3.9         5.4       4.2
  Operating supplies                               0.0       0.0         0.0       0.0
  Rent and purchased transportation               88.7      87.4        88.0      87.9
  Depreciation and amortization                    0.3       0.0         0.3       0.0
  Operating taxes and licenses                     0.0       0.0         0.0       0.0
  Insurance and claims                             0.1       0.1         0.1       0.1
  Communications and utilities                     0.3       0.3         0.4       0.4
  Other                                            1.4       1.6         1.5       1.7
                                                 ------    ------      ------    ------
Total operating expenses                          96.1      93.3        95.7      94.3
                                                 ------    ------      ------    ------
Operating income                                   3.9       6.7         4.3       5.7
Interest expense                                  (0.6)     (1.0)       (0.6)     (1.2)
                                                 ------    ------      ------    ------
Income before income taxes                         3.3       5.7         3.7       4.5
                                                 ------    ------      ------    ------


THREE MONTHS ENDED JUNE 30, 2004 VS. THREE MONTHS ENDED JUNE 30, 2003

Logistics and brokerage services revenues of approximately $10.9 million in the second quarter of 2004 was unchanged as compared to the second quarter of 2003.

Salaries, wages and benefits increased from 3.9% of revenues in the second quarter of 2003 to 5.3% of revenues in the second quarter of 2004. The increase relates to the hiring of an administrative staff at East Coast Transport, Inc. for functions which had previously been outsourced to a third party and to an increase in corporate general and administrative salaries being allocated to the division.

Rent and purchased transportation increased from 87.4% of revenues in the second quarter of 2003 to 88.7% of revenues in the second quarter of 2004. The increase relates to an increase in the average amount paid to third parties for logistics and brokerage services mainly due to national rising fuel prices.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses to operating revenues, increased to 96.1% for the second quarter of 2004 from 93.3% for the second quarter of 2003.


SIX MONTHS ENDED JUNE 30, 2004 VS. SIX MONTHS ENDED JUNE 30, 2003

For the first six months ended June 30, 2004, logistics and brokerage services revenues increased 14.7% to $21.4 million as compared to $18.7 million for the first six months ended June 30, 2003. The increase of approximately $2.7 million was attributable to the additional one month revenues generated by East Coast Transport, Inc. which wasn't acquired until January 31, 2003.

Salaries, wages and benefits increased from 4.2% of revenues in the first six months of 2003 to 5.4% of revenues in the first six months of 2004. The increase relates to the hiring of an administrative staff at East Coast Transport, Inc. for functions which had previously been outsourced to a third party and to an increase in corporate general and administrative salaries being allocated to the division.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses to operating revenues, increased to 95.7% for the first six months of 2004 from 94.3% for the first six months of 2003.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
During the first six months of 2004, the Company generated $15.4 million of cash from operating activities. Investing activities used $2.3 million in cash in the first six months of 2004. Financing activities used $3.1 million in the first six months of 2004.

Our primary use of funds is for the purchase of revenue equipment. We typically use our existing lines of credit, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first six months of 2004 we utilized cash on hand and our lines of credit to finance revenue equipment purchases of approximately $18.4 million.

Occasionally we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 48 months, however as of June 30, 2004, we had no outstanding indebtedness under such installment notes.

In order to maintain our tractor fleet count it is often necessary to purchase replacement tractors and place them in service before trade units are removed from service. The timing difference created during this process often requires the Company to pay for new units without any reduction in price for trade units. In this situation, the Company later receives payment for the trade units as they are delivered to the equipment vendor and have passed vendor inspection. During the six months ended June 30, 2004, the Company received approximately $15.2 million for tractors delivered for trade.

During the remainder of 2004 we expect to purchase approximately 328 new tractors and approximately 584 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $22.4 million.

We maintain a $20.0 million revolving line of credit and a $30.0 million revolving line of credit (Line A and Line B, respectively) with separate financial institutions. Amounts outstanding under Line A bear interest at LIBOR (determined as of the first day of each month) plus 1.40%, are secured by our accounts receivable and mature on May 31, 2005. At June 30, 2004 outstanding advances on Line A were approximately $1.3 million, consisting entirely of letters of credit, with availability to borrow $18.7 million. Amounts outstanding under Line B bear interest at LIBOR (determined on the last day of the previous month) plus 1.15%, are secured by revenue equipment and mature on June 30, 2006. At June 30, 2004, $27.0 million, including $7.0 million in letters of credit were outstanding under Line B with availability to borrow $3.0 million. In an effort to reduce interest rate risk associated with these floating rate facilities, we have entered into interest rate swap agreements in an aggregate notional amount of $20.0 million. For additional information regarding the interest rate swap agreements, see Note B to the condensed consolidated financial statements.

Trade accounts receivable at June 30, 2004 increased approximately $6.2 million from December 31, 2003. Certain of the Company's largest customers regularly schedule plant shutdowns for various periods during December and the volume of freight we ship is reduced during such scheduled shutdowns. This reduction in freight volume results in a reduction in accounts receivable at the end of each year.

Prepaid expenses and deposits at June 30, 2004 increased approximately $2.9 million as compared to December 31, 2003. The increase relates to the Company's annual registration fees for tractors and trailers which occurs each January, and to the prepayment of certain insurance policies. These prepaid expenses will be amortized to expense through the remainder of the year.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------
See Note C to the condensed consolidated financial statements for a description of the most recent accounting pronouncements and their impact, if any, on the Company.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
--------------------------------------------------------------------
The Company's primary market risk exposures include commodity price risk (the price paid to obtain diesel fuel for our tractors) and interest rate risk. The potential adverse impact of these risks and the general strategies the Company employs to manage such risks are discussed below.

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


Item 4.  Controls and Procedures.
---------------------------------

Evaluation of disclosure controls and procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management evaluated, with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of June 30, 2004. Based upon that evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2004 so that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls over financial reporting.

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


Item  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders.
------------------------------------------------------------------------

The 2004 Annual Meeting of Stockholders of the Company was held on May 20, 2004. The results of the voting with respect to each matter voted on at the meeting is set forth below:


     (1)  Proposal to elect eight directors:

                                             Votes         Votes        Broker
                                              FOR         WITHHELD     NON-VOTES
                                              ---         --------     ---------
          Fredrick P. Calderone            8,827,558     1,590,823         0
          Frank L. Conner                 10,330,157        88,224         0
          Thomas H. Cooke                 10,302,725       115,656         0
          Manuel J. Moroun                 8,790,720     1,627,661         0
          Matthew T. Moroun               10,260,802       157,579         0
          Daniel C. Sullivan              10,309,117       109,264         0
          Robert W. Weaver                 8,803,861     1,614,520         0
          Charles F. Wilkins              10,330,157        88,224         0


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

          31.1  - Rule 13a-14(a) Certification of Principal Executive Officer

          31.2  - Rule 13a-14(a) Certification of Principal Financial Officer

          32.1  - Section 1350 Certification of Chief Executive Officer

          32.2  - Section 1350 Certification of Chief Financial Officer


(b)    Reports on Form 8-K:

A Current Report on Form 8-K was furnished to the Securities and Exchange Commission on April 27, 2004 regarding a press release issued to announce the Company's first quarter 2004 results. No other reports on Form 8-K were filed during the second quarter ending June 30, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   P.A.M. TRANSPORTATION SERVICES, INC.




Dated:   August 5, 2004            By: /s/ Robert W. Weaver
                                   ---------------------------------
                                   Robert W. Weaver
                                   President and Chief Executive Officer
                                   (principal executive officer)


Dated:   August 5, 2004            By: /s/ Larry J. Goddard
                                   ---------------------------------
                                   Larry J. Goddard
                                   Vice President-Finance, Chief Financial
                                   Officer, Secretary and Treasurer
                                   (principal accounting and financial officer)

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