Form 10-Q
period 2004-09-30
PAM TRANSPORTATION SERVICES INC
filed 2004-11-09
CIK 798287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004


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

Yes  [ X ]          No  [ _ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                   Outstanding at October 25, 2004
         -----                                   -------------------------------
Common Stock, $.01 Par Value                               11,300,207

                       PART I - FINANCIAL INFORMATION

                       Item 1.  Financial Statements

                     P.A.M. TRANSPORTATION SERVICES, INC.
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                  September 30,   December 31,
                                                      2004           2003
                                                      ----           ----
                                                  (unaudited)       (note)
ASSETS
Current assets:
     Cash and cash equivalents                     $   9,906       $  3,064
     Receivables:
          Trade, net of allowance                     53,836         46,120
          Other                                        3,003          1,150
     Inventories                                         852            653
     Prepaid expenses and deposits                    10,236          6,771
     Marketable equity securities,
      available for sale, at fair value                5,851          5,492
     Income taxes refundable                             997          1,256
                                                   ---------      ---------
          Total current assets                        84,681         64,506

Property and equipment, at cost                      256,048        269,419
     Less: accumulated depreciation                  (84,039)       (86,689)
                                                   ---------      ---------
          Net property and equipment                 172,009        182,730

Other assets:
     Goodwill                                         15,413         15,413
     Non compete agreement                               742          1,004
     Other                                             1,245          1,196
                                                   ---------      ---------
          Total other assets                          17,400         17,613
                                                   ---------      ---------
Total assets                                       $ 274,090      $ 264,849
                                                   =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt          $   3,439      $   2,039
     Trade accounts payable                           19,038         22,295
     Other current liabilities                        10,787         11,167
     Deferred income taxes                             3,231          1,330
                                                   ---------      ---------
          Total current liabilities                   36,495         36,831

Long-term debt, less current portion                  23,184         26,740
Non compete agreement                                    434            695
Deferred income taxes                                 47,819         43,708
Shareholders' equity:
Preferred Stock, $.01 par value:
     10,000,000 shares authorized; none issued
Common stock, $.01 par value:
     40,000,000 shares authorized; issued and
     outstanding-11,300,207 at September 30, 2004,
     11,294,207 at December 31, 2003                     113            113
Additional paid-in capital                            76,010         75,957
Accumulated other comprehensive income                   568            164
Retained earnings                                     89,467         80,641
                                                   ---------      ---------
Total shareholders' equity                           166,158        156,875
                                                   ---------      ---------
Total liabilities and shareholders' equity         $ 274,090      $ 264,849
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


                                   P.A.M. TRANSPORTATION SERVICES, INC.
                                            AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                              (unaudited)
                                   (in thousands, except share data)


                                                     Three Months Ended             Nine Months Ended
                                                       September 30,                  September 30,
                                                    2004           2003            2004           2003
                                                    ----           ----            ----           ----
Revenue:
  Operating revenue, before fuel surcharge      $   75,222     $   74,216      $  231,966     $  219,311
  Fuel surcharge                                     3,857          1,299           9,518          5,783
                                                 ---------      ---------       ---------      ---------
                                                    79,079         75,515         241,484        225,094
                                                 ---------      ---------       ---------      ---------
Operating expenses:
  Salaries, wages and benefits                      28,060         30,161          88,098         89,368
  Operating supplies                                19,030         15,586          55,995         46,941
  Rent and purchased transportation                  9,505          9,276          29,277         25,867
  Depreciation and amortization                      7,649          6,590          22,534         19,194
  Operating taxes and licenses                       3,708          3,686          11,664         10,890
  Insurance and claims                               3,848          3,089          11,741         10,220
  Communications and utilities                         639            624           2,005          1,861
  Other                                                745          1,172           3,649          3,381
  Loss on sale of equipment                            306             14             584             42
                                                 ---------      ---------       ---------      ---------
                                                    73,490         70,198         225,547        207,764
                                                 ---------      ---------       ---------      ---------
Operating income                                     5,589          5,317          15,937         17,330
Other income (expense)
  Interest expense                                    (305)          (375)         (1,004)        (1,060)
                                                 ---------      ---------       ---------      ---------
Income before income taxes                           5,284          4,942          14,933         16,270

Income taxes --current                                (257)            60             378            270
             --deferred                              2,393          1,917           5,729          6,172
                                                 ---------      ---------       ---------      ---------
                                                     2,136          1,977           6,107          6,442
                                                 ---------      ---------       ---------      ---------
Net income                                       $   3,148      $   2,965       $   8,826      $   9,828
                                                 =========      =========       =========      =========
Net income per common share:
  Basic                                          $    0.28      $    0.26       $    0.78      $    0.87
                                                 =========      =========       =========      =========
  Diluted                                        $    0.28      $    0.26       $    0.78      $    0.87
                                                 =========      =========       =========      =========

Average common shares outstanding-Basic         11,298,055     11,293,147      11,296,411     11,289,927
                                                ==========     ==========      ==========     ==========
Average common shares outstanding-Diluted       11,324,094     11,326,610      11,322,508     11,330,528
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

                       P.A.M. TRANSPORTATION SERVICES, INC.
                                 AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                                  (in thousands)

                                                                  Nine Months Ended
                                                                     September 30,
                                                                  2004          2003
                                                                  ----          ----
OPERATING ACTIVITIES
Net income                                                   $   8,826     $   9,828
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                              22,534        19,194
     Non compete agreement amortization                              -            42
     Provision for deferred income taxes                         5,729         6,172
     Loss on retirement of property and equipment                  584            42
     Changes in operating assets and liabilities:
          Accounts receivable                                   (9,613)      (18,209)
          Prepaid expenses and other current assets             (3,456)       (3,387)
          Accounts payable                                      (2,067)        2,752
          Reserve for lawsuit                                     (635)            -
          Other current liabilities                               (380)        2,113
                                                             ---------     ---------
Net cash provided by operating activities                       21,522        18,547

INVESTING ACTIVITIES
Purchases of property and equipment                            (35,691)      (42,065)
Acquisition of businesses, net of cash acquired                      -       (10,752)
Purchases of marketable securities                                (225)       (3,946)
Proceeds from sales of assets                                   23,296        14,036
Lease payments received on direct financing leases                  44            31
                                                             ---------     ---------
Net cash used in investing activities                          (12,576)      (42,696)

FINANCING ACTIVITIES
Borrowings under lines of credit                               259,313       257,783
Repayments under lines of credit                              (262,182)     (257,783)
Borrowings of long-term debt                                     4,380             -
Repayments of long-term debt                                    (3,669)       (1,198)
Proceeds from exercise of stock options                             54           115
                                                             ---------     ---------
Net cash used in financing activities                           (2,104)       (1,083)
                                                             ---------     ---------
Net increase (decrease) in cash and cash equivalents             6,842       (25,232)

Cash and cash equivalents at beginning of period                 3,064        30,766
                                                             ---------     ---------
Cash and cash equivalents at end of period                   $   9,906     $   5,534
                                                             =========     =========
          See notes to condensed consolidated financial statements.


P.A.M. TRANSPORTATION SERVICES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                              Accumulated
                                                                Additional       Total          Other
                                               Common Stock       Paid-In    Comprehensive   Comprehensive    Retained
                                             Shares     Amount    Capital        Income      Income/(Loss)    Earnings      Total
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2003                 11,294        113     75,957                          164          80,641     156,875

  Components of comprehensive income:
    Net income                                                                  $  8,826                         8,826       8,826
    Other comprehensive income (loss) -
      Unrealized gain on hedge,
       net of tax of $226                                                            339           339                         339
      Unrealized gain on marketable
       securities, net of tax of $43                                                  65            65                          65
                                                                                --------
    Total comprehensive income                                                  $  9,230
                                                                                ========
    Exercise of stock options-
    shares issued including tax
    benefits                                      6                    53                                                       53
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2004                11,300     $  113   $ 76,010                     $    568        $ 89,467    $166,158
==================================================================================================================================

See notes to condensed consolidated financial statements.


                       P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004

NOTE A:  BASIS  OF  PRESENTATION
- --------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

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


NOTE B:  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
- ----------------------------------------------------------------
Effective February 28, 2001 the Company entered into an interest rate swap agreement on a notional amount of $15,000,000. The pay fixed rate under the swap is 5.08%, while the receive floating rate is "1-month" LIBOR. This interest rate swap agreement terminates on March 2, 2006. Effective May 31, 2001 the Company entered into an interest rate swap agreement on a notional amount of $5,000,000. The pay fixed rate under the swap is 4.83%, while the receive floating rate is "1-month" LIBOR. This interest rate swap agreement terminates on June 2, 2006.

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

These interest rate swap agreements meet the specific hedge accounting criteria. The effective portion of the cumulative gain or loss has been reported as a component of accumulated other comprehensive loss in shareholders' equity and will be reclassified into current earnings by June 2, 2006, the latest termination date for all current swap agreements. The Company records all derivatives at fair value as assets or liabilities in the condensed consolidated balance sheet, with classification as current or long-term depending on the duration of the instrument. For the nine months ended September 30, 2004, the Company had a net unrealized gain of approximately $339,000, net of deferred income taxes. At September 30, 2004, the net after tax deferred hedging loss in accumulated other comprehensive loss was approximately $443,000.

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

In August 2000 and July 2001, we entered into agreements to obtain price protection and reduce a portion of our exposure to fuel price fluctuations. Under these agreements, we were obligated to purchase minimum amounts of diesel fuel per month, with a price protection component, for the six month periods ended March 31, 2001 and February 28, 2002. The agreements also provide that if during the 48 months commencing April 2001, the average monthly price of heating oil on the New York Mercantile Exchange ("NY MX HO") falls below $.58 per gallon, we are obligated to pay, for a maximum of twelve different months selected by the contract holder during such 48-month period, the difference between $.58 per gallon and NY MX HO average price, multiplied by 900,000 gallons. Accordingly, in any month in which the holder exercises such right, we would be obligated to pay the holder $9,000 for each cent by which $.58 exceeds the average NY MX HO price for that month. The estimated fair value of the agreements are periodically adjusted and as of September 30, 2004 the estimated fair value of $625,000 is included in accrued liabilities in the accompanying condensed consolidated financial statements. For the three and nine month period ended September 30, 2004 an adjustment of $125,000 was made which had the effect of reducing operating supplies expense and other current liabilities each by $125,000 in the accompanying condensed consolidated financial statements.


NOTE C:  RECENT ACCOUNTING PRONOUNCEMENTS
- -----------------------------------------
In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements ("FIN 46R"), which replaced FIN 46. FIN 46 clarifies the application of Accounting Research
Bulletin No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company is required to adopt the provisions of FIN 46R by the beginning of the first annual period beginning after December 15, 2004. The adoption of FIN 46R is not expected to have a material effect on the Company's consolidated financial statements.

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

Management of the Company is considering the impact of EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). The EITF has concluded that EITF 03-1 indicates that an investor must have the intent and ability to hold an investment until a forecasted recovery of the fair value up to or beyond the cost of the investment in order to determine that any impairment is temporary. If the investor does not have the intent and ability to hold the investment until a forecasted recovery, then an other-than-temporary impairment must be recorded. The consensus by the EITF is effective for periods beginning after June 15, 2004, however FASB Staff Position (FSP) EITF Issue 3-1-1 has delayed the effective date of paragraphs 10 through 20 until implementation guidance within proposed FSP EITF Issue 03-1-a has been finalized. Management has determined that the impact of EITF 03-1 is not material at September 30, 2004, but is continuing to evaluate the possible future impact on the Company's financial position and results of operations.


NOTE D:  MARKETABLE SECURITIES
- ------------------------------
The Company's investments in marketable securities, which are classified as available for sale, currently consist entirely of equity securities. These equity securities have a combined original cost of approximately $4,140,000 and a combined fair market value of approximately $5,851,000 as of September 30, 2004. Unrealized gains and losses from marketable securities classified as available for sale are recorded as a component of accumulated other comprehensive income in shareholders' equity. For the nine month period ended September 30, 2004 the Company had a net unrealized gain in market value of $65,000, net of deferred income taxes. At September 30, 2004 the total unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $1,011,000. During the first nine months of 2004 there were no sales or reclassifications of marketable securities.


NOTE E:  STOCK BASED COMPENSATION
- ---------------------------------
The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No.
123). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                 September 30,
                                                         2004           2003           2004           2003
                                                        -------        -------        -------        -------
                                                                (in thousands, except per share data)
Net income                                              $ 3,148        $ 2,965        $ 8,826        $ 9,828

Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related tax effects          (74)           (82)          (222)          (245)
                                                        -------        -------        -------        -------
Pro forma net income                                    $ 3,074        $ 2,883        $ 8,604        $ 9,583
                                                        =======        =======        =======        =======
Earnings per share:
  Basic - as reported                                   $   .28        $   .26        $   .78        $   .87
  Basic - pro forma                                     $   .27        $   .26        $   .76        $   .85

  Diluted - as reported                                 $   .28        $   .26        $   .78        $   .87
  Diluted - pro forma                                   $   .27        $   .25        $   .76        $   .85


NOTE F:  BUSINESS ACQUISITIONS
- ------------------------------
On January 31, 2003, P.A.M. Transportation Services, Inc. acquired substantially all of the assets of East Coast Transport, Inc. The results of East Coast Transport, Inc. have been included in the consolidated financial statements since that date. In accordance with SFAS No. 141, "Business Combinations", the acquisition was accounted for under the purchase method of accounting. The Company paid cash of approximately $1.9 million, entered into a seven year installment note in the amount of approximately $5.0 at an interest rate of 6%, and entered into a non-compete agreement requiring payment of $1.0 million over a five year period. Goodwill resulting from the transaction totaled approximately $6.9 million.

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

                         PART I - FINANCIAL INFORMATION

           Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING INFORMATION
- ----------------------------
Certain information included in this Quarterly Report on Form 10-Q constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to expected future financial and operating results or events, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, excess capacity in the trucking industry; surplus inventories; recessionary economic cycles and downturns in customers' business cycles; increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, license and registration fees; the resale value of the Company's used equipment and the price of new equipment; increases in compensation for and difficulty in attracting and retaining qualified drivers and owner-operators; increases in insurance premiums and deductible amounts relating to accident, cargo, workers' compensation, health, and other claims; unanticipated increases in the number or amount of claims for which the Company is self insured; inability of the Company to continue to secure acceptable financing arrangements; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors including reductions in rates resulting from competitive bidding; the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations; a significant reduction in or termination of the Company's trucking service by a key customer; and other factors, including risk factors, referred to from time to time in filings made by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or clarify forward-looking statements, whether as a result of new information, future events or otherwise.


CRITICAL ACCOUNTING POLICIES
- ----------------------------
The Company's management makes estimates and assumptions in preparing the consolidated financial statements that affect reported amounts and disclosures therein. In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of the Company include:

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

Property and equipment. Management must use its judgment in the selection of estimated useful lives and salvage values for purposes of depreciating tractors and trailers which in some cases do not have guaranteed residual values. Estimates of salvage value at the expected date of trade-in or sale are based on the expected market values of equipment at the time of disposal which, in many cases include guaranteed residual values by the manufacturers.

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

Revenue Recognition. Revenue is recognized in full upon completion of delivery to the receiver's location. For freight in transit at the end of a reporting period, the Company recognizes revenue prorata based on relative transit miles completed as a portion of the estimated total transit miles with estimated expenses recognized upon recognition of the related revenue.

Prepaid Tires. Tires purchased with revenue equipment are capitalized as a cost of the related equipment. Replacement tires are included in prepaid expenses and deposits and are amortized over a 24-month period. Costs related to tire recapping are expensed when incurred.

Business Segment and Concentrations of Credit Risk. The Company operates in one business segment, motor carrier operations. The Company provides transportation services to customers throughout the United States and portions of Canada and Mexico. The Company performs ongoing credit evaluations and generally does not require collateral from its customers. The Company maintains reserves for potential credit losses. In view of the concentration of the Company's revenues and accounts receivable among a limited number of customers within the automobile industry, the financial health of this industry is a factor in the Company's overall evaluation of accounts receivable. At September 30, 2004, one customer's accounts receivable balance represented 59.8% of the Company's total accounts receivable.

Business Combinations and Goodwill. Upon acquisition of an entity, the cost of the acquired entity must be allocated to assets and liabilities acquired. Identification of intangible assets, if any, that meet certain recognition criteria is necessary. This identification and subsequent valuation requires significant judgments. The carrying value of goodwill was tested for impairment on September 30, 2004. The impairment testing requires an estimate of the value of the Company as a whole, as the Company has determined it only has one reporting unit as defined in SFAS No. 142.


BUSINESS OVERVIEW
- -----------------
The Company's administrative headquarters are in Tontitown, AR. From this location we manage operations conducted through nine wholly owned subsidiaries based in various locations around the United States and Canada. The operations of these subsidiaries can generally be classified into either truckload services or brokerage and logistics services. Truckload services include those transportation services in which we utilize company owned tractors or owner-operator owned tractors. Both our truckload operations and our brokerage/logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere herein. All of the Company's operations are in the trucking and transportation segment.

For both operations substantially all of our revenue is generated by transporting freight for customers. For the three and nine month periods ended September 30, 2004 truckload revenues, excluding fuel surcharges, represented approximately 86% of total revenues, excluding fuel surcharges, with remaining revenues being generated by our brokerage and logistics services. For the three and nine month periods ended September 30, 2003 truckload revenues, excluding fuel surcharges, represented approximately 86% and 87% of total revenues, excluding fuel charges, respectively, with remaining revenues being generated by our brokerage and logistics services. Our revenue is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

RESULTS OF OPERATIONS - TRUCKLOAD SERVICES DIVISION
- ---------------------------------------------------
The following table sets forth, for the truckload services division, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Operating supplies expense, which includes fuel costs, are shown net of fuel surcharges.

                                               Three Months Ended     Nine Months Ended
                                                   September 30,         September 30,
                                                  2004      2003        2004      2003
                                                  ----      ----        ----      ----
Operating revenues, before fuel surcharge        100.0%    100.0%      100.0%    100.0%
                                                 ------    ------      ------    ------
Operating expenses:
  Salaries, wages and benefits                    42.4      46.5        43.1      46.3
  Operating supplies (1)                          23.6      22.5        23.4      21.6
  Rent and purchased transportation                0.5       0.2         0.5       0.2
  Depreciation and amortization                   11.7      10.3        11.2      10.1
  Operating taxes and licenses                     5.7       5.7         5.8       5.7
  Insurance and claims                             5.9       4.8         5.9       5.4
  Communications and utilities                     0.9       0.9         0.9       0.9
  Other                                            0.9       1.6         1.6       1.5
  Loss on sale or disposal of property             0.5       0.0         0.3       0.0
                                                ------    ------      ------    ------
Total operating expenses                          92.1      92.5        92.7      91.7
                                                ------    ------      ------    ------
Operating income                                   7.9       7.5         7.3       8.3
Interest expense                                  (0.4)     (0.5)       (0.4)     (0.4)
                                                ------    ------      ------    ------
Income before income taxes                         7.5       7.0         6.9       7.9
                                                ------    ------      ------    ------
- -----------------------------
(1) Net of fuel surcharges.


THREE MONTHS ENDED SEPTEMBER 30, 2004 VS. THREE MONTHS ENDED SEPTEMBER 30, 2003

For the quarter ended September 30, 2004, truckload services revenues, before fuel surcharges, increased 1.6% to $64.9 million as compared to $63.9 million for the quarter ended September 30, 2003. The increase was due to a 7.5% increase in the average rate per total mile from $1.07 during the third quarter of 2003 to $1.15 during the third quarter of 2004. The revenue growth attributable to the increase in average rate per mile was partially offset by a 5.7% reduction in average miles per tractor per work day.

Salaries, wages and benefits decreased from 46.5% of revenues, before fuel surcharges, in the third quarter of 2003 to 42.4% of revenues, before fuel surcharges, in the third quarter of 2004. The decrease relates primarily to the effect of a higher average rate per mile charged to customers without a corresponding increase in salaries and wages. However, effective October 1, 2004 a new driver pay package has been implemented and the Company expects salaries, wages and benefits to increase approximately $.03 per mile as a result. Also contributing to the decrease was the continued benefit of the restructuring of workers compensation plans which resulted in a decrease in amounts expensed for workers compensation coverage. Although to a lesser extent, salaries, wages and benefits also decreased due to a decrease in driver lease expense as the average number of owner operators under contract decreased from 112 in the third quarter of 2003 to 92 in the third quarter of 2004. The decrease associated with driver lease expense was partially offset by an increase in amounts paid to the corresponding company driver replacement, and in other costs normally absorbed by the owner operator such as repairs and fuel.

Operating supplies and expenses increased from 22.5% of revenues, before fuel surcharges, in the third quarter of 2003 to 23.6% of revenues, before fuel surcharges in the third quarter of 2004. The increase relates to an increase in fuel costs resulting from a 30.8% increase in the average price per gallon paid by the Company during the third quarter of 2004 as compared to the third quarter of 2003. During periods of rising fuel prices the Company is often able to recoup at least a portion of the increase through fuel surcharges passed along to its customers. Fuel costs, net of fuel surcharges, increased to $10.0 million in the third quarter of 2004 from $9.0 million in the third quarter of 2003. The Company collected approximately $3.7 million in fuel surcharges during the third quarter of 2004 and $1.2 million during the third quarter of 2003. Fuel costs were also affected by the replacement of owner operators with company drivers as discussed above.

Rent and purchased transportation increased from 0.2% of revenues, before fuel surcharges, in the third quarter of 2003 to 0.5% of revenues, before fuel surcharges in the third quarter of 2004. The increase relates primarily to rental and mileage fees incurred on equipment used past scheduled trade-in dates due to manufacturers delays in providing replacement equipment.

Depreciation and amortization increased from 10.3% of revenues, before fuel surcharges, in the third quarter of 2003 to 11.7% of revenues, before fuel surcharges, in the third quarter of 2004. The increase was primarily due to the combined effect of higher tractor purchase prices and lower tractor guaranteed residual values offered by the manufacturers.

Insurance and claims expense increased from 4.8% of revenues, before fuel surcharges, in the third quarter of 2003 to 5.9% of revenues, before fuel surcharges, in the third quarter of 2004. The increase in expense relates to the purchase of additional auto liability coverage which was not in place during the third quarter of 2003 and to an increase in the amount of auto liability and cargo claims incurred by the Company.

Other expenses decreased from 1.6% of revenues, before fuel surcharges, in the third quarter of 2003 to 0.9% of revenues, before fuel surcharges, in the third quarter of 2004. The decrease relates to the settlement of a lawsuit in which the Company settled with the payment of approximately $25,000. The original estimate of approximately $660,000 had been expensed in a prior period and was recaptured during the current quarter as a decrease in other expenses and had a positive impact of $.03 on both diluted and basic earnings per share. This decrease was partially offset by an increase in driver recruitment advertising and fees paid to the Company's external auditors.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased to 92.1% for the third quarter of 2004 from 92.5% for the third quarter of 2003.


NINE MONTHS ENDED SEPTEMBER 30, 2004 VS. NINE MONTHS ENDED SEPTEMBER 30, 2003

For the nine months ended September 30, 2004, truckload services revenues, before fuel surcharges, increased 5.2% to $200.3 million as compared to $190.3 million for the nine months ended September 30, 2003. Approximately $3.6 million of the $10.0 million increase was attributable to the McNeill Trucking, Inc. asset acquisition which closed on April 3, 2003 and therefore had no comparable revenue for the first three months of 2003. The remaining increase was due to an increase in the average rate per total mile from $1.08 during the first nine months of 2003 to $1.12 during the first nine months of 2004.

Salaries, wages and benefits decreased from 46.3% of revenues, before fuel surcharges, in the first nine months of 2003 to 43.1% of revenues, before fuel surcharges, in the first nine months of 2004. The decrease relates primarily to the effect of a higher average rate per mile charged to customers without a corresponding increase in salaries and wages. However, effective October 1, 2004 a new driver pay package has been implemented and the Company expects salaries, wages and benefits to increase approximately $.03 per mile as a result. Also contributing to the decrease was the continued benefit of the restructuring of workers compensation plans which resulted in a decrease in amounts expensed for workers compensation coverage. Although to a lesser extent, salaries, wages and benefits also decreased due to a decrease in driver lease expense as the average number of owner operators under contract decreased from 122 in the first nine months of 2003 to 95 in the first nine months of 2004. The decrease associated with driver lease expense was partially offset by an increase in amounts paid to the corresponding company driver replacement, and in other costs normally absorbed by the owner operator such as repairs and fuel.

Operating supplies and expenses increased from 21.6% of revenues, before fuel surcharges, in the first nine months of 2003 to 23.4% of revenues, before fuel surcharges, in the first nine months of 2004. The primary reason for the increase relates to an increase in fuel costs resulting from a 14.9% increase in the average price per gallon paid by the Company during the first nine months of 2004 as compared to the first nine months of 2003. During periods of rising fuel prices the Company is often able to recoup at least a portion of the increase through fuel surcharges passed along to its customers. Fuel costs, net of fuel surcharges, increased to $30.6 million in the first nine months of 2004 from $26.2 million in the first nine months of 2003. The Company collected approximately $9.1 million in fuel surcharges during the first nine months of 2004 and $5.7 million during the first nine months of 2003. Fuel costs were also affected by the replacement of owner operators with company drivers as discussed above.

Rent and purchased transportation increased from 0.2% of revenues, before fuel surcharges, in the first nine months of 2003 to 0.5% of revenues, before fuel surcharges, in the first nine months of 2004. The increase relates primarily to rental and mileage fees incurred on equipment used past scheduled trade-in dates due to manufacturers delays in providing replacement equipment.

Depreciation and amortization increased from 10.1% of revenues, before fuel surcharges, in the first nine months of 2003 to 11.2% of revenues, before fuel surcharges, in the first nine months of 2004. The increase was primarily due to the combined effect of higher tractor purchase prices and lower tractor guaranteed residual values offered by the manufacturers.

Insurance and claims expense increased from 5.4% of revenues, before fuel surcharges, in the first nine months of 2003 to 5.9% of revenues, before fuel surcharges, in the first nine months of 2004. The increase in expense relates to the purchase of additional auto liability coverage which was not in place during the first nine months of 2003 and to an increase in the amount of auto liability claims incurred by the Company.

Other expenses increased from 1.5% of revenues, before fuel surcharges, in the first nine months of 2003 to 1.6% of revenues, before fuel surcharges, in the first nine months of 2004. The increase relates to an increase in amounts paid for both driver recruitment advertising and fees paid to the Company's external auditors which was partially offset by the settlement of a lawsuit which allowed the Company to recapture approximately $660,000 of previously reported expense. The recapture contributed approximately $.03 to both diluted and basic earnings per share.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased to 92.7% for the first nine months of 2004 from 91.7% for the first nine months of 2003.


RESULTS OF OPERATIONS - LOGISTICS AND BROKERAGE SERVICES DIVISION
- -----------------------------------------------------------------
The following table sets forth, for the logistics and brokerage services division, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Brokerage service operations occur specifically in certain divisions; however, brokerage operations occur throughout the Company in similar operations having substantially similar economic characteristics. Rent and purchased transportation, which includes costs paid to third party carriers, are shown net of fuel surcharges.

                                               Three Months Ended     Nine Months Ended
                                                   September 30,         September 30,
                                                  2004      2003        2004      2003
                                                  ----      ----        ----      ----
Operating revenues                               100.0%    100.0%      100.0%    100.0%
                                                 ------    ------      ------    ------
Operating expenses:
  Salaries, wages and benefits                     5.6       4.4         5.4       4.3
  Operating supplies                               0.0       0.0         0.0       0.0
  Rent and purchased transportation (1)           87.4      88.2        87.8      88.0
  Depreciation and amortization                    0.3       0.0         0.3       0.0
  Operating taxes and licenses                     0.0       0.0         0.0       0.0
  Insurance and claims                             0.1       0.1         0.1       0.1
  Communications and utilities                     0.4       0.4         0.4       0.4
  Other                                            1.5       1.5         1.5       1.6
                                                 ------    ------      ------    ------
Total operating expenses                          95.3      94.6        95.5      94.4
                                                 ------    ------      ------    ------
Operating income                                   4.7       5.4         4.5       5.6
Interest expense                                  (0.7)     (0.8)       (0.7)     (1.1)
                                                 ------    ------      ------    ------
Income before income taxes                         4.0       4.6         3.8       4.5
                                                 ------    ------      ------    ------
- -----------------------------
(1) Net of fuel surcharges.


THREE MONTHS ENDED SEPTEMBER 30, 2004 VS. THREE MONTHS ENDED SEPTEMBER 30, 2003

Logistics and brokerage services revenues, before fuel surcharges, of approximately $10.3 million in the third quarter of 2004 was unchanged as compared to the third quarter of 2003.

Salaries, wages and benefits increased from 4.4% of revenues, before fuel surcharges, in the third quarter of 2003 to 5.6% of revenues, before fuel surcharges, in the third quarter of 2004. The increase relates to the hiring of an administrative staff at East Coast Transport, Inc. for functions which had previously been outsourced to a third party and to an increase in corporate general and administrative salaries being allocated to the division.

Rent and purchased transportation decreased from 88.2% of revenues, before fuel surcharges, in the third quarter of 2003 to 87.4% of revenues, before fuel surcharges, in the third quarter of 2004. The decrease relates to an increase in fuel surcharges collected on brokered loads which offset amounts paid to third parties for logistics and brokerage services.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased to 95.3% for the third quarter of 2004 from 94.6% for the third quarter of 2003.


NINE MONTHS ENDED SEPTEMBER 30, 2004 VS. NINE MONTHS ENDED SEPTEMBER 30, 2003

For the first nine months ended September 30, 2004, logistics and brokerage services revenues, before fuel surcharges, increased 9.5% to $31.7 million as compared to $29.0 million for the first nine months ended September 30, 2003. The increase of approximately $2.7 million was attributable to the additional one month revenues, before fuel surcharges, generated by East Coast Transport, Inc. which wasn't acquired until January 31, 2003.

Salaries, wages and benefits increased from 4.3% of revenues, before fuel surcharges, in the first nine months of 2003 to 5.4% of revenues, before fuel surcharges, in the first nine months of 2004. The increase relates to the hiring of an administrative staff at East Coast Transport, Inc. for functions which had previously been outsourced to a third party and to an increase in corporate general and administrative salaries being allocated to the division.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased to 95.5% for the first nine months of 2004 from 94.4% for the first nine months of 2003.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
During the first nine months of 2004, the Company generated $21.5 million of cash from operating activities. Investing activities used $12.6 million in cash in the first nine months of 2004. Financing activities used $2.1 million in the first nine months of 2004.

Our primary use of funds is for the purchase of revenue equipment. We typically use our existing lines of credit, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first nine months of 2004 we utilized cash on hand and our lines of credit to finance revenue equipment purchases of approximately $34.7 million.

Occasionally we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 48 months, however as of September 30, 2004, we had no outstanding indebtedness under such installment notes.

In order to maintain our tractor fleet count it is often necessary to purchase replacement tractors and place them in service before trade units are removed from service. The timing difference created during this process often requires the Company to pay for new units without any reduction in price for trade units. In this situation, the Company later receives payment for the trade units as they are delivered to the equipment vendor and have passed vendor inspection. During the nine months ended September 30, 2004, the Company received approximately $17.5 million for tractors delivered for trade.

During the remainder of 2004 we expect to purchase approximately 140 new tractors and approximately 400 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $11.4 million.

We  maintain  a  $20.0  million  revolving  line  of  credit and a $30.0 million revolving line of credit (Line A and Line B, respectively) with separate financial institutions. Amounts outstanding under Line A bear interest at LIBOR (determined as of the first day of each month) plus 1.40%, are secured by our accounts receivable and mature on May 31, 2005. At September 30, 2004 outstanding advances on Line A were approximately $1.3 million, consisting entirely of letters of credit, with availability to borrow $18.7 million. Amounts outstanding under Line B bear interest at LIBOR (determined on the last day of the previous month) plus 1.15%, are secured by revenue equipment and mature on June 30, 2006. At September 30, 2004, $27.0 million, including $7.0 million in letters of credit were outstanding under Line B with availability to borrow $3.0 million. In an effort to reduce interest rate risk associated with these floating rate facilities, we have entered into interest rate swap agreements in an aggregate notional amount of $20.0 million. For additional information regarding the interest rate swap agreements, see Note B to the condensed consolidated financial statements.

Trade accounts receivable at September 30, 2004 increased approximately $7.7 million from December 31, 2003. Certain of the Company's largest customers regularly schedule plant shutdowns for various periods during December and the volume of freight we ship is reduced during such scheduled shutdowns. This reduction in freight volume results in a reduction in accounts receivable at the end of each year.

Prepaid expenses and deposits at September 30, 2004 increased approximately $3.5 million as compared to December 31, 2003. The increase relates to the Company's annual registration fees for tractors and trailers which occurs each January, and to the prepayment of certain insurance policies. These prepaid expenses will be amortized to expense through the remainder of the year.


NEW ACCOUNTING PRONOUNCEMENTS
- -----------------------------
See Note C to the condensed consolidated financial statements for a description of the most recent accounting pronouncements and their impact, if any, on the Company.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
- --------------------------------------------------------------------
The Company's primary market risk exposures include commodity price risk (the price paid to obtain diesel fuel for our tractors) and interest rate risk. The potential adverse impact of these risks and the general strategies the Company employs to manage such risks are discussed below.

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

In August 2000 and July 2001, we entered into agreements to obtain price protection and reduce a portion of our exposure to fuel price fluctuations. Under these agreements, we were obligated to purchase minimum amounts of diesel fuel per month, with a price protection component, for the six month periods ended March 31, 2001 and February 28, 2002. The agreements also provide that if during the 48 months commencing April 2001, the average monthly price of heating oil on the New York Mercantile Exchange ("NY MX HO") falls below $.58 per gallon, we are obligated to pay, for a maximum of twelve different months selected by the contract holder during such 48-month period, the difference between $.58 per gallon and NY MX HO average price, multiplied by 900,000 gallons. Accordingly, in any month in which the holder exercises such right, we would be obligated to pay the holder $9,000 for each cent by which $.58 exceeds the average NY MX HO price for that month. The estimated fair value of the agreements are periodically adjusted and as of September 30, 2004 the estimated fair value of $625,000 is included in accrued liabilities in the accompanying condensed consolidated financial statements. For the three and nine month period ended September 30, 2004 an adjustment of $125,000 was made which had the effect of reducing operating supplies expense and other current liabilities each by $125,000 in the accompanying condensed consolidated financial statements.


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


Item 4.  Controls and Procedures.
- ---------------------------------

Evaluation of disclosure controls and procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management evaluated, with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of September 30, 2004. Based upon that evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2004 so that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls over financial reporting.

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                         PART II.  OTHER INFORMATION
                         ---------------------------



Item 1.  Legal Proceedings
- --------------------------

On October 10, 2002, a suit was filed against one of the Company's subsidiaries entitled "The Official Committee of Unsecured Creditors of Bill's Dollar Stores, Inc. v. Allen Freight Services Co." The suit, which was filed in the United States Bankruptcy Court for the District of Delaware, alleged preferential transfers of $660,055 were made to the defendant, Allen Freight Services Co., within the 90 day period preceding the bankruptcy petition date of Bill's Dollar Stores, Inc. This suit was settled on October 21, 2004 at a cost of approximately $25,000. Accordingly, the remaining amount of approximately $635,000 has been removed as a liability on the Company's financial statements and the related expense originally recorded as a bad debt expense has been appropriately reduced.

In addition to the specific legal action mentioned above, the nature of the our business routinely results in litigation, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. We believe that an unfavorable outcome in one or more of those cases would not have a material adverse effect on our financial condition.


Item 6.  Exhibits
- -----------------

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

          10.1 - P.A.M. Transportation Services, Inc. Employee Non-Qualified Stock Option Agreement

          10.2 - P.A.M. Transportation Services, Inc. Director Non-Qualified Stock Option Agreement

          10.3 - Executive Officers and Certain Other Employees Incentive Compensation Plan, as amended

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



                                   P.A.M. TRANSPORTATION SERVICES, INC.


Dated:   November 8, 2004          By: /s/ Robert W. Weaver
                                   ---------------------------------
                                   Robert W. Weaver
                                   President and Chief Executive Officer
                                   (principal executive officer)


Dated:   November 8, 2004          By: /s/ Larry J. Goddard
                                   ---------------------------------
                                   Larry J. Goddard
                                   Vice President-Finance, Chief Financial
                                   Officer, Secretary and Treasurer
                                   (principal accounting and financial officer)

                       P.A.M. TRANSPORTATION SERVICES, INC.

                         INDEX TO EXHIBITS TO FORM 10-Q


Exhibit
Number                        Exhibit Description
- --------     ---------------------------------------------------------

 3.1 Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company's report on Form 10-Q for the period ending March 31, 2002.)

 3.2         Amended and Restated By-Laws of the Registrant
             (Incorporated by reference to Exhibit 3.2 to the Company's report on Form 10-Q for the period ending March 31, 2002.)

10.1 P.A.M. Transportation Services, Inc. Employee Non-Qualified Stock Option Agreement

10.2 P.A.M. Transportation Services, Inc. Director Non-Qualified Stock Option Agreement

10.3 Executive Officers and Certain Other Employees Incentive Compensation Plan, as amended

11.1         Statement Re:  Computation of Diluted Earnings Per Share

31.1         Rule 13a-14(a) Certification of Principal Executive Officer

31.2         Rule 13a-14(a) Certification of Principal Financial Officer

32.1         Section 1350 Certification of Chief Executive Officer

32.2         Section 1350 Certification of Chief Financial Officer