Form 10-K
period 2004-12-31
PAM TRANSPORTATION SERVICES INC
filed 2005-03-15
CIK 798287

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

            297 WEST HENRI DE TONTI BLVD, TONTITOWN, ARKANSAS 72770
              (Address of principal executive offices) (Zip Code)

                                 (479) 361-9111
               Registrant's telephone number, including area code

          Securities registered pursuant to section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]          No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                           Yes [X]          No [ ]

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant computed by reference to the average of the closing bid and asked prices of the common stock as of the last business day of the registrant's most recently completed second quarter was $122,863,693. Solely for the purposes of this response, executive officers, directors and beneficial owners of more than five percent of the registrant's common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the issuer's common stock, as of March 7, 2005: 11,307,207 shares of $.01 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2005 are incorporated by reference in answer to
Part III of this report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in
Part I, Item 1.

                           FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements, including statements about our operating and growth strategies, our expected financial position and operating results, industry trends, our capital expenditure and financing plans and similar matters. Such forward-looking statements are found throughout this Report, including under Item 1, Business, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk. In those and other portions of this Report, the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "project" and similar expressions, as they relate to us, our management, and our industry are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions about P.A.M. that may cause actual results to differ from these forward-looking statements are described under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," (including under its subheading "-Risk Factors"), and "Quantitative and Qualitative Disclosures About Market Risk."

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

                       P.A.M. TRANSPORTATION SERVICES, INC.
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                TABLE OF CONTENTS


                                     PART I
                                     ------
                                                                            Page
                                                                            ----
Item 1     Business.......................................................    1

Item 2     Properties.....................................................    8

Item 3     Legal Proceedings..............................................    9

Item 4     Submission of Matters to a Vote of Security Holders............    9

                                    PART II
                                    -------

Item 5     Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities..............   10

Item 6     Selected Financial Data........................................   11

Item 7     Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................   12

Item 7A    Quantitative and Qualitative Disclosures About Market Risk.....   26

Item 8     Financial Statements and Supplementary Data....................   27

Item 9     Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................   53

Item 9A    Controls and Procedures........................................   53

Item 9B    Other Information..............................................   54

                                    PART III
                                    --------

Item 10     Directors and Executive Officers of the Registrant............   55

Item 11     Executive Compensation........................................   55

Item 12     Security Ownership of Certain Beneficial Owners And
            Management and Related Stockholder Matters....................   56

Item 13     Certain Relationships and Related Transactions................   56

Item 14     Principal Accountant Fees and Services........................   56

                                    PART IV
                                    -------

Item  15    Exhibits, Financial Statement Schedules and Reports
            On Form 8-K...................................................   57

            SIGNATURES....................................................   58

            EXHIBIT INDEX.................................................   59

                                     PART I

ITEM 1.  BUSINESS.

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

P.A.M. Transportation Services, Inc. is a holding company organized under the laws of the State of Delaware in June 1986 which conducts operations through the following wholly owned subsidiaries: P.A.M. Transport, Inc., T.T.X., Inc., P.A.M. Dedicated Services, Inc., P.A.M. Logistics Services, Inc., Choctaw Express, Inc., Choctaw Brokerage, Inc., Transcend Logistics, Inc., Allen Freight Services, Inc., Decker Transport Co., Inc., East Coast Transport and Logistics, LLC, S & L Logistics, Inc., P.A.M. International, Inc., P.A.M. Canada, Inc. and McNeill Express, Inc. Our operating authorities are held by P.A.M. Transport, P.A.M. Dedicated Services, Inc., Choctaw Express, Inc., Choctaw Brokerage, Inc., Allen Freight Services, Inc., T.T.X., Inc., Decker Transport Co., Inc., East Coast Transport and Logistics, LLC, and McNeill Express, Inc.

We are headquartered and maintain our primary terminal and maintenance facilities and our corporate and administrative offices in Tontitown, Arkansas, which is located in northwest Arkansas, a major center for the trucking industry and where the support services (including warranty repair services) for most major tractor and trailer equipment manufacturers are readily available.

In order to conform to industry practice, the Company began to classify fuel surcharges charged to customers as revenue rather than as a reduction of operating supplies expense as had been presented in reports prior to the period ended June 30, 2004. This reclassification has no effect on net operating income, net income or earnings per share. The Company has made corresponding reclassifications to comparative periods shown.

SEGMENT FINANCIAL INFORMATION

The Company's operations are all in the motor carrier segment and are aggregated into a single operating segment in accordance with the aggregation criteria presented in SFAS 131.

OPERATIONS

Our operations can generally be classified into truckload services or brokerage and logistics services. Truckload services include those transportation services in which we utilize company owned tractors or owner-operator owned tractors for the pickup and delivery of freight. The brokerage and logistics services consists of services such as transportation scheduling, routing, mode selection, transloading and other value added services related to the transportation of freight which may or may not involve the usage of company owned or owner-operator owned equipment. Both our truckload operations and our brokerage and logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. Truckload services operating revenues, before fuel surcharges represented 86.4%, 86.7%, and 96.0% of total operating revenues for the years ended December 31, 2004, 2003, and 2002, respectively. The remaining operating revenues, before fuel surcharge for the same periods were generated by brokerage and logistics services, representing 13.6%, 13.3%, and 4.0%, respectively. Approximately 99% of the Company's revenues are generated by operations conducted in the United States and all of the Company's assets are located or based in the United States.

BUSINESS AND GROWTH STRATEGY

Our strategy focuses on the following elements:

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

Providing Superior and Flexible Customer Service. Our wide range of services includes dedicated fleet services, logistics services, just-in-time delivery, two-man driving teams, cross-docking and consolidation programs, specialized trailers, and Internet-based customer access to delivery status. These services, combined with a decentralized regional operating strategy, allow us to quickly and reliably respond to the diverse needs of our customers, and provide an advantage in securing new business. We also maintain ISO 9002 certification to ensure that we operate in accordance with approved quality assurance standards.

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

INDUSTRY

The U.S. market for truck-based transportation services is estimated to be approximately $610 billion in annual revenue. We believe that truckload services, such as those we provide, include approximately $65 billion of for-hire revenues and $80 billion of private fleet revenue. The truckload industry is highly fragmented and is impacted by several economic and business factors, many of which are beyond the control of individual carriers.

The state of the economy, coupled with equipment capacity levels, can impact freight rates. Volatility of various operating expenses, such as fuel and insurance, make the predictability of profit levels unclear. Availability, attraction, retention and compensation for drivers affect operating costs, as well as equipment utilization. In addition, the capital requirements for equipment, coupled with potential uncertainty of used equipment values, impact the ability of many carriers to expand their operations. The current operating environment is characterized by the following:

- Price increases by insurance companies, rising fuel costs, erosion of equipment values in the used truck market, and intense competition for drivers.

- In the last few years, many less profitable or undercapitalized carriers have been forced to consolidate or to exit the industry.

COMPETITION

The trucking industry is highly competitive and includes thousands of carriers, none of which dominates the market in which the Company operates. The Company's market share is less than 1% and we compete primarily with other irregular route medium- to long-haul truckload carriers, with private carriage conducted by our existing and potential customers, and, to a lesser extent, with the railroads. Increased competition has resulted from deregulation of the trucking industry. We compete on the basis of quality of service and delivery performance, as well as price. Many of the other irregular route long-haul truckload carriers have substantially greater financial resources, own more equipment or carry a larger total volume of freight.

MARKETING AND SIGNIFICANT CUSTOMERS

Our marketing emphasis is directed to that portion of the truckload market which is generally service-sensitive, as opposed to being solely price competitive. We seek to become a "core carrier" for our customers in order to maintain high utilization and capitalize on recurring revenue opportunities. Our marketing efforts are diversified and designed to gain access to dedicated fleet services (including those in Mexico and Canada), domestic regional freight traffic, and cross-docking and consolidation programs.

Our marketing efforts are conducted by a sales staff of seven employees who are located in our major markets and supervised from our headquarters. These individuals work to improve profitability by maintaining an even flow of freight traffic (taking into account the balance between originations and destinations in a given geographical area) and high utilization, and minimizing movement of empty equipment.

Our five largest customers, for which we provide carrier services covering a number of geographic locations, accounted for approximately 62%, 64% and 74% of our total revenues in 2004, 2003 and 2002, respectively. General Motors Corporation accounted for approximately 44%, 46% and 56% of our revenues in 2004, 2003 and 2002, respectively.

We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. Approximately 56%, 58% and 68% of our revenues were derived from transportation services provided to the automobile industry during 2004, 2003 and 2002, respectively. This portion of our business, however, is spread over 25 assembly plants and over 50 supplier/vendors located throughout North America, which we believe reduces the risk of a material loss of business.

REVENUE EQUIPMENT

At December 31, 2004, we operated a fleet of 1,857 tractors and 4,257 trailers. We operate late-model, well-maintained premium tractors to help attract and retain drivers, promote safe operations, minimize maintenance and repair costs, and improve customer service by minimizing service interruptions caused by breakdowns. We evaluate our equipment decisions based on factors such as initial cost, useful life, warranty terms, expected maintenance costs, fuel economy, driver comfort, customer needs, manufacturer support, and resale value. Our current policy is to replace most of our tractors at 500,000 miles, which normally occurs 30 to 48 months after purchase. The following table provides information regarding our tractor and trailer turnover and the age of our fleet over the past three years:

                                            2004     2003     2002
                                            ----     ----     ----
Tractors
--------
 Additions...............................    502      781      430
 Deletions...............................    558      649      309
 End of year total.......................  1,857    1,913    1,781
 Average age at end of year (in years)...    1.7      1.9      2.1

Trailers
--------
 Additions...............................    803      991      127
 Deletions...............................    721      789       86
 End of year total.......................  4,257    4,175    3,973
 Average age at end of year (in years)...    4.7      5.2      5.7

We historically have contracted with owner-operators to provide and operate a small portion of our tractor fleet. Owner-operators provide their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. We believe that a combined fleet complements our recruiting efforts and offers greater flexibility in responding to fluctuations in shipper demand. At December 31, 2004 the Company's tractor fleet included 85 owner-operator tractors.

Effective October 1, 2002, all newly manufactured truck engines must comply with new engine emission standards mandated by the Environmental Protection Agency ("EPA"). All truck engines manufactured prior to October 1, 2002 are not subject to these new standards. As of December 31, 2004, approximately 60% of the Company-owned truck fleet consisted of trucks with the post-October 2002 engines. The Company has experienced a reduction in fuel efficiency to date, and increased depreciation expense due to the higher cost of the new engines. A new set of more stringent emissions standards mandated by the EPA will become effective for newly manufactured trucks beginning in January 2007. The Company expects that the engines produced under the 2007 standards will be less fuel-efficient and have a higher cost than the current engines.

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

EMPLOYEES

At December 31, 2004, we employed 2,736 persons, of whom 2,237 were drivers, 143 were maintenance personnel, 203 were employed in operations, 20 were employed in marketing, 60 were employed in safety and personnel, and 73 were employed in general administration and accounting. None of our employees are represented by a collective bargaining unit and we believe that our employee relations are good.

DRIVERS

At December 31, 2004, we utilized 2,237 company drivers in our operations. We also had 85 owner-operators under contract compensated on a per mile basis. Our drivers are compensated on the basis of miles driven, loading and unloading, extra stops and layovers in transit. Drivers can earn bonuses by recruiting other qualified drivers who become employed by us and both cash and non-cash prizes are awarded for consecutive periods of safe, accident-free driving. All of our drivers are recruited, screened, drug tested and trained and are subject to the control and supervision of our operations and safety departments. Our driver training program stresses the importance of safety and reliable, on-time delivery. Drivers are required to report to their driver managers daily and at the earliest possible moment when any condition en route occurs that might delay their scheduled delivery time.

In addition to strict application screening and drug testing, before being permitted to operate a vehicle our drivers must undergo classroom instruction on our policies and procedures, safety techniques as taught by the Smith System of Defensive Driving, the proper operation of equipment, and must pass both written and road tests. Instruction in defensive driving and safety techniques continues after hiring, with seminars at several of our terminals. At December 31, 2004, we employed 60 persons on a full-time basis in our driver recruiting, training and safety instruction programs.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers are as follows:

                                                         YEARS OF SERVICE
      NAME          AGE       POSITION WITH COMPANY         WITH P.A.M.
----------------    ---     ------------------------       -------------
Robert W. Weaver     55     President and Chief                 22
                            Executive Officer

W. Clif Lawson       51     Executive Vice President
                            and Chief Operating Officer         20

Larry J. Goddard     46     Vice President - Finance,
                            Chief Financial Officer,
                            Secretary and Treasurer             17

Each of our executive officers has held his present position with the Company for at least the last five years. We have entered into employment agreements with our executive officers with terms remaining from three to fifteen months.

INTERNET WEB SITE

The Company maintains a web site where additional information concerning its business can be found. The address of that web site is www.pamt.com. The
Company makes available free of charge on its Internet web site its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission.

SEASONALITY

Our revenues do not exhibit a significant seasonal pattern due primarily to our varied customer mix. Operating expenses can be somewhat higher in the winter months primarily due to decreased fuel efficiency and increased maintenance costs associated with inclement weather. In addition, the automobile plants for which we transport a large amount of freight typically utilize scheduled shutdowns of two weeks in July and one week in December and the volume of freight we ship is reduced during such scheduled plant shutdowns.

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

Our motor carrier operations are also subject to environmental laws and regulations, including laws and regulations dealing with underground fuel storage tanks, the transportation of hazardous materials and other environmental matters, and our operations involve certain inherent environmental risks. We maintain five bulk fuel storage and fuel islands. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We have instituted programs to monitor and control environmental risks and assure compliance with applicable environmental laws.

As part of our safety and risk management program, we periodically perform internal environmental reviews so that we can achieve environmental compliance and avoid environmental risk. We transport a minimum amount of environmentally hazardous substances and, to date, have experienced no significant claims for hazardous materials shipments. If we should fail to comply with applicable regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

Company operations conducted in industrial areas, where truck terminals and other industrial activities are conducted, and where groundwater or other forms of environmental contamination have occurred, potentially expose us to claims that we contributed to the environmental contamination.

We believe we are currently in material compliance with applicable laws and regulations and that the cost of compliance has not materially affected results of operations.

In addition to environmental regulations directly affecting our business, we are also subject to the effects of new tractor engine design requirements implemented by the EPA effective October 1, 2002. See "Revenue Equipment" above.

The Federal Motor Carrier Safety Administration ("FMCSA") issued a final rule on April 24, 2003 that made several changes to the regulations that govern truck drivers' hours of service ("HOS"). These new federal regulations became effective on January 4, 2004. On July 16, 2004, the U.S. Circuit Court of Appeals for the District of Columbia rejected these new hours of service rules for truck drivers that had been in place since January 2004 because it said the FMCSA had failed to address the impact of the rules on the health of drivers as required by Congress. In addition, the judge's ruling noted other areas of concern including the increase in driving hours from 10 hours to 11 hours, the exception that allows drivers in trucks with sleeper berths to split their required rest periods, the new rule allowing drivers to reset their 70-hour clock to 0 hours after 34 consecutive hours off duty, and the decision by the FMCSA not to require the use of electronic onboard recorders to monitor driver compliance. On September 30, 2004, the extension of the Federal highway bill signed into law by the President of the United States extended the current hours of service rules for one year or until the FMCSA develops a new set of regulations, whichever comes first. On January 24, 2005, the FMCSA re-proposed its April 2003 HOS rules, adding references to how the rules would affect driver health, but making no changes to the regulations. The FMCSA sought public comments by March 10, 2005 on what changes to the rule, if any, are necessary to respond to the concerns raised by the court, and to provide data or studies that would support changes to, or continued use of, the 2003 rule. The Company cannot predict what rule changes, if any, will result from the court's ruling, nor the ultimate impact of any upcoming changes to the hours of service rules. Any changes could have an adverse effect on the operations and profitability of the Company.

ITEM 2.  PROPERTIES.

Our executive offices and primary terminal facilities, which we own, are located in Tontitown, Arkansas. These facilities are located on approximately 49.3 acres and consist of 114,403 square feet of office space and maintenance and storage facilities.

Our subsidiaries lease facilities in West Memphis, Arkansas; Jacksonville, Florida; Breese and Effingham, Illinois; Riverdale and Paulsboro, New Jersey; North Jackson, Ohio; Oklahoma City, Oklahoma; and Laredo, and El Paso, Texas. Our terminal facilities in Columbia, Mississippi; Irving, Texas; North Little Rock, Arkansas; and Willard, Ohio are owned. The leased facilities are leased primarily on a month-to-month basis. The following provides a summary of the ownership and types of activities conducted at each location:

                                    Own/    Dispatch   Maintenance    Safety
            Location               Lease     Office     Facility     Training
            --------               -----     ------     --------     --------
   Tontitown, Arkansas             Own        Yes         Yes          Yes
   North Little Rock, Arkansas     Own        Yes         Yes          Yes
   West Memphis, Arkansas          Lease      No          Yes          No
   Jacksonville, Florida           Lease      Yes         Yes          Yes
   Breese, Illinois                Lease      Yes         No           No
   Effingham, Illinois             Lease      No          Yes          No
   Columbia, Mississippi           Own        Yes         Yes          No
   Riverdale, New Jersey           Lease      Yes         Yes          Yes
   Paulsboro, New Jersey           Lease      Yes         No           No
   North Jackson, Ohio             Lease      Yes         Yes          Yes
   Willard, Ohio                   Own        Yes         Yes          No
   Oklahoma City, Oklahoma         Lease      Yes         Yes          Yes
   El Paso, Texas                  Lease      Yes         Yes          No
   Irving, Texas                   Own        Yes         Yes          Yes
   Laredo, Texas                   Lease      Yes         Yes          No


We also have access to trailer drop and relay stations in various other locations across the country. We lease certain of these facilities on a month-to-month basis from an affiliate of our largest shareholder.

We believe that all of the properties that we own or lease are suitable for their purposes and adequate to meet our needs.

ITEM 3.  LEGAL PROCEEDINGS.

During the fourth quarter of 2004, a suit which was originally filed on October 10, 2002 and entitled "The Official Committee of Unsecured Creditors of Bill's Dollar Stores, Inc. v. Allen Freight Services Co.", was settled in the amount of $25,000. The suit, which was filed in the United States Bankruptcy Court for the District of Delaware, alleged preferential transfers of $660,055 were made to the defendant, Allen Freight Services Co., within the 90 day period preceding the bankruptcy petition date of Bill's Dollar Stores, Inc. The Company had originally reserved the entire potential loss of $660,055, however as a result of a settlement in the amount of $25,000 approximately $635,000 has been removed as a liability on the Company's financial statements and the related expense originally recorded as a bad debt expense has been reduced.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the fourth quarter ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ National Market under the symbol PTSI. The following table sets forth, for the quarters indicated, the range of the high and low bid prices per share for our common stock as reported on the NASDAQ National Market. Such quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and, therefore, may not necessarily represent actual transactions.

Calendar Year Ended December 31, 2004
                                          HIGH        LOW
                                          ----        ---
                     First Quarter       $22.31     $15.97
                     Second Quarter       19.30      16.43
                     Third Quarter        19.42      16.72
                     Fourth Quarter       21.01      17.51


Calendar Year Ended December 31, 2003
                                          HIGH        LOW
                                          ----        ---
                     First Quarter       $28.17     $20.25
                     Second Quarter       26.55      21.00
                     Third Quarter        22.99      19.80
                     Fourth Quarter       22.31      18.10



As of March 8, 2005, there were approximately 202 holders of record of our common stock. We have not declared or paid any cash dividends on our common stock for the two most recent fiscal years. The policy of our board of directors is to retain earnings for the expansion and development of our business and the repayment of our debt service obligations. Future dividend policy and the payment of dividends, if any, will be determined by the board of directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the board.

On October 24, 2003, the Company announced the approval by the Board of Directors of a stock repurchase program in which the Company was authorized to purchase 300,000 shares of its common stock at prevailing market prices over a twelve month period. The stock repurchase program expired during the fourth quarter of 2004 with no purchases by the Company during the authorized twelve month period.

See Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report for a presentation of compensation plans under which equity securities of the Company are authorized for issuance.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial and operating data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Report.

                                                                YEAR ENDED DECEMBER 31,
                                                    2004       2003      2002       2001       2000
                                                    ----       ----      ----       ----       ----
                                                   (in thousands, except earnings per share amounts)
Statement of operations data:
Operating revenues:
   Operating revenues, before fuel surcharge     $309,475   $293,547   $264,012   $225,794   $205,245
   Fuel surcharge                                  15,591      7,491      2,042      5,608      6,362
                                                 --------   --------   --------   --------   --------
Total operating revenues                          325,066    301,038    266,054    231,402    211,607
                                                 --------   --------   --------   --------   --------

Operating expenses:
   Salaries, wages and benefits                   119,519    119,350    115,432    100,359     90,680
   Operating supplies (1)                          77,363     63,241     53,203     48,897     44,090
   Rent and purchased transportation               38,938     35,287      9,780     10,526     12,542
   Depreciation and amortization                   30,016     26,601     24,715     20,300     18,806
   Operating taxes and licenses                    15,488     14,710     13,467     11,936     11,140
   Insurance and claims                            15,820     13,500     12,786     10,202      8,674
   Communications and utilities                     2,690      2,540      2,284      2,320      2,234
   Other                                            5,131      4,755      4,620      4,707      3,756
   (Gain) loss on sale or disposal of property        915        368        127        886        285
                                                 --------   --------   --------   --------   --------
Total operating expenses                          305,880    280,352    236,414    210,133    192,207
                                                 --------   --------   --------   --------   --------
Operating income                                   19,186     20,686     29,640     21,269     19,400
Non-operating income                                  464        276          -          -          -
Interest expense                                   (1,758)    (1,667)    (1,985)    (4,477)    (5,048)
                                                 --------   --------   --------   --------    -------
Income before income taxes                         17,892     19,295     27,655     16,792     14,352

Income taxes                                        7,304      7,805     11,062      6,721      5,694
                                                 --------   --------   --------   --------   --------
Net income                                       $ 10,588   $ 11,490   $ 16,593   $ 10,071   $  8,658
                                                 ========   ========   ========   ========   ========
Earnings per common share:
Basic                                               $ .94     $ 1.02     $ 1.56     $ 1.18     $ 1.02
                                                 ========   ========   ========   ========   ========
Diluted                                             $ .94     $ 1.01     $ 1.55     $ 1.18     $ 1.02
                                                 ========   ========   ========   ========   ========
Average common shares outstanding- Basic           11,298     11,291     10,669      8,522      8,455
                                                 ========   ========   ========   ========   ========
Average common shares outstanding- Diluted (2)     11,324     11,326     10,715      8,550      8,518
                                                 ========   ========   ========   ========   ========

--------------------------------------------------------------------------------
(1) In order to conform to industry practice, during 2004 the Company began to classify fuel surcharges charged to customers as revenue rather than as a reduction of operating supplies expense. This reclassification has no effect on net operating income, net income or earnings per share. The Company has made corresponding reclassifications to comparative periods shown.

(2) Diluted income per share for 2004, 2003, 2002, 2001 and 2000 assumes the exercise of stock options to purchase an aggregate of 62,224, 77,758, 87,984, 107,369 and 208,602 shares of common stock, respectively.

                                                               AT DECEMBER 31,
                                              2004       2003       2002       2001       2000
                                              ----       ----       ----       ----       ----
Balance Sheet Data:                                            (in thousands)
Total Assets                                $285,349   $264,849   $228,320   $182,516   $164,518
Long-term debt, excluding current portion     23,225     26,740     20,175     47,023     42,073
Stockholders' equity                         168,543    156,875    144,452     72,597     62,210


                                                          YEAR ENDED DECEMBER 31,
                                             2004       2003       2002       2001       2000
                                             ----       ----       ----       ----       ----
Operating  Data:
Operating ratio (1)                           93.8%      92.9%      88.7%      90.6%      90.5%
Average number of truckloads per week        7,278      7,105      6,463      5,399      5,169
Average miles per trip                         664        701        755        769        713
Total miles traveled (in thousands)        235,894    242,890    238,256    204,303    183,476
Average miles per tractor                  127,124    131,934    136,772    131,554    128,936
Average revenue, before fuel surcharge
  per tractor per day                         $684       $653       $621       $591       $579
Average revenue, before fuel surcharge
  per loaded mile                            $1.19      $1.13      $1.15      $1.17      $1.18
Empty mile factor                              4.7%       4.5%       4.0%       5.5%       5.6%

At end of period:
Total company-owned/leased tractors          1,857(2)   1,913(3)   1,781(4)   1,660(5)   1,413(6)
Average age of all tractors (in years)        1.70       1.94       2.12       1.81       1.72
Total trailers                               4,257      4,175      3,973      3,932      3,759
Average age of trailers (in years)            4.69       5.15       5.74       5.31       4.66
Number of employees                          2,736      2,765      2,538      2,424      2,154

-------------------------------------------------------------------------------
(1) Total operating expenses, net of fuel surcharge as a percentage of operating revenues, before fuel surcharge.
(2) Includes 85 owner operator tractors.
(3) Includes 103 owner operator tractors.
(4) Includes 130 owner operator tractors.
(5) Includes 135 owner operator tractors.
(6) Includes 117 owner operator tractors.

The Company has not declared or paid any cash dividends during any of the periods presented above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS OVERVIEW

The Company's administrative headquarters are in Tontitown, Arkansas. From this location we manage operations conducted through wholly owned subsidiaries based in various locations around the United States and Canada. The operations of these subsidiaries can generally be classified into either truckload services or brokerage and logistics services. Truckload services include those transportation services in which we utilize company owned tractors or owner-operator owned tractors. Brokerage and logistics services consist of services such as transportation scheduling, routing, mode selection, transloading and other value added services related to the transportation of freight which may or may not involve the usage of company owned or owner-operator owned equipment. Both our truckload operations and our brokerage/logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. All of the Company's operations are in the motor carrier segment.

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 86.4%, 86.7%, and 96.0% of total revenues, excluding fuel surcharges for the twelve months ended December 31, 2004, 2003, and 2002, respectively.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During 2004, 2003 and 2002, approximately $15.6 million, $7.5 million and $2.0 million of the Company's total revenue was generated from fuel surcharges. We also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS - TRUCKLOAD SERVICES

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Operating supplies expense, which includes fuel costs, are shown net of fuel surcharges.
                                                   YEARS ENDED DECEMBER 31,
                                                  2004       2003       2002
                                                 -----      -----      -----
Operating revenues, before fuel surcharge        100.0%     100.0%     100.0%
                                                 -----      -----      -----
Operating expenses:
  Salaries, wages and benefits                    43.8       46.2       45.2
  Operating supplies, net of fuel surcharge       23.3       22.0       20.2
  Rent and purchased transportation                0.6        0.3        0.2
  Depreciation and amortization                   11.2       10.4        9.7
  Operating taxes and licenses                     5.8        5.8        5.3
  Insurance and claims                             5.9        5.3        5.0
  Communications and utilities                     0.9        0.9        0.9
  Other                                            1.7        1.6        1.8
  Loss on sale or disposal of property             0.3        0.1        0.0
                                                 -----      -----      -----
Total operating expenses                          93.5       92.6       88.3
                                                 -----      -----      -----
Operating income                                   6.5        7.4       11.7
Non-operating income                               0.2        0.1        0.0
Interest expense                                  (0.5)      (0.5)      (0.8)
                                                 -----      -----      -----
Income before income taxes                         6.2%       7.0%      10.9%
                                                 -----      -----      -----

2004 COMPARED TO 2003

For the year ended December 31, 2004, truckload services revenue, before fuel surcharges, increased 5.1% to $267.5 million as compared to $254.6 million for the year ended December 31, 2003. Approximately $3.6 million of the $12.9 million increase was attributable to the McNeill Trucking, Inc. asset acquisition which closed on April 3, 2003 and therefore had no comparable revenue for the first three months of 2003. The remaining increase was due to an increase in the average rate per total mile charged to customers from $1.08 during 2003 to $1.13 during 2004.

Salaries, wages and benefits decreased from 46.2% of revenues, before fuel surcharges, in 2003 to 43.8% of revenues, before fuel surcharges, in 2004. The decrease relates to the effect of a higher average rate per mile charged to customers without a corresponding increase in salaries and wages. However, effective October 1, 2004 a driver pay increase of approximately $.03 per mile was implemented which began to partially offset the benefit of recent rate increases charged to customers. Driver lease expense which is a component of salaries, wages and benefits, also decreased during 2004 as the average number of owner operators under contract decreased from 118 during 2003 to 93 during 2004. This decrease in driver lease expense was partially offset by an increase in amounts paid to the corresponding company driver replacement, and in other costs normally absorbed by the owner operator such as repairs and fuel. Also contributing to the decrease in salaries, wages and benefits was the continued benefit of the restructuring of workers compensation plans which resulted in a decrease in amounts expensed for workers compensation coverage.

Operating supplies and expenses increased from 22.0% of revenues, before fuel surcharges, in 2003 to 23.3% of revenues, before fuel surcharges, in 2004. The increase was primarily due to higher fuel costs resulting from a 20.9% increase in the average price per gallon paid by the Company during 2004 as compared to 2003. During periods of rising fuel prices the Company is often able to recoup at least a portion of the increase through fuel surcharges passed along to its customers. Fuel costs, net of fuel surcharges, increased to $40.7 million in 2004 from $35.6 million in 2003. The Company collected approximately $15.6 million in fuel surcharges during 2004 and $7.3 million during 2003. Fuel costs were also affected by the replacement of owner operators with Company drivers as discussed above. Also contributing to the increase in operating supplies and expenses were increased costs associated with our student training program as the number of students increased during 2004 as compared to 2003.

Rent and purchased transportation increased from 0.3% of revenues, before fuel surcharges, in 2003 to 0.6% of revenues, before fuel surcharges, in 2004. The increase relates primarily to rental and mileage fees incurred on equipment used past scheduled trade-in dates due to manufacturers' delays in providing replacement equipment.

Depreciation and amortization increased from 10.4% of revenues, before fuel surcharges, in 2003 to 11.2% of revenues, before fuel surcharges, in 2004. The increase was primarily due to the combined effect of higher tractor purchase prices and lower tractor guaranteed residual values offered by manufacturers.

Insurance and claims expense increased from 5.3% of revenues, before fuel surcharges, in 2003 to 5.9% of revenues, before fuel surcharges, in 2004. The increase in expense relates to the purchase of additional auto liability coverage which was not in place during 2003 and to an increase in the amount of auto liability claims incurred by the Company.

Other expenses increased from 1.6% of revenues, before fuel surcharges, in 2003 to 1.7% of revenues, before fuel surcharges, in 2004. The increase relates to an increase in amounts paid for both driver recruitment advertising and fees paid to the Company's external auditors both of which were partially offset by the settlement of a lawsuit which allowed the Company to recapture approximately $635,000 of previously reported expense. The recapture contributed approximately $.03 to both diluted and basic earnings per share.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased to 93.5% for 2004 from 92.6% for 2003.

2003 COMPARED TO 2002

For the year ended December 31, 2003, truckload services revenue, before fuel surcharges, increased to $254.6 million from $253.5 million for the year ended December 31, 2002. During 2003 the Company completed the asset acquisition of McNeill Trucking, Inc. which provided additional truckload services revenue of approximately $10.2 as compared to 2002, however decreases in equipment utilization during 2003 partially offset the additional revenue generated as a result of the acquisition. This decrease in equipment utilization resulted in a 4.9% decrease in average truckload revenue, before fuel surcharges, generated per tractor each work day from $596 in 2002 to $567 in 2003.

Salaries, wages and benefits increased from 45.2% of revenues, before fuel surcharges, in 2003 to 46.2% of revenues, before fuel surcharges, in 2004. The increase was primarily due to higher costs associated with the Company's health insurance and workers compensation benefit plans. The costs associated with these benefit plans increased from $6.0 million during 2002 to $9.0 million during 2003. Also during 2003, amounts accrued for incentive bonus plans were decreased as compared to 2002 which helped to partially offset the increase in health insurance and workers compensation expense.

Operating supplies and expenses increased from 20.2% of revenues, before fuel surcharges, in 2002 to 22.0% of revenues, before fuel surcharges, in 2003. The increase was primarily due to higher fuel costs resulting from a 12.6% increase in the average price per gallon paid by the Company during 2003 as compared to 2002. During periods of rising fuel prices the Company is often able to recoup at least a portion of the increase through fuel surcharges passed along to its customers. Fuel costs, net of fuel surcharges, increased to $35.6 million in 2003 from $33.1 million in 2002. The Company collected approximately $7.3 million in fuel surcharges during 2003 and $2.0 million during 2002. Also contributing to the increase in operating supplies and expenses were increased equipment maintenance costs associated with trade units in order to meet equipment condition trade terms as specified by the equipment manufacturer.

Depreciation and amortization increased from 9.7% of revenues, before fuel surcharges, in 2002 to 10.4% of revenues, before fuel surcharges, in 2003. The increase was primarily due to the combined effect of higher tractor purchase prices and lower tractor guaranteed residual values offered by manufacturers.

RESULTS OF OPERATIONS - LOGISTICS AND BROKERAGE SERVICES

The following table sets forth, for logistics and brokerage services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Brokerage service operations occur specifically in certain divisions; however, brokerage operations occur throughout the Company in similar operations having substantially similar economic characteristics. Rent and purchased transportation, which includes costs paid to third party carriers, are shown net of fuel surcharges.

                                                   YEARS ENDED DECEMBER 31,
                                                  2004       2003       2002
                                                 -----      -----      -----
Operating revenues, before fuel surcharge        100.0%     100.0%     100.0%
                                                 -----      -----      -----
Operating  expenses:
  Salaries, wages and benefits                     5.5        4.7        8.1
  Operating supplies, net of fuel surcharge        0.0        0.0        0.0
  Rent and purchased transportation               87.8       88.2       89.4
  Depreciation and amortization                    0.3        0.3        0.0
  Operating taxes and licenses                     0.0        0.0        0.0
  Insurance and claims                             0.1        0.1        0.5
  Communications and utilities                     0.4        0.4        0.9
  Other                                            1.6        1.8        1.5
  Loss on sale or disposal of property             0.0        0.0        0.0
                                                 -----      -----      -----
Total operating expenses                          95.7       95.5      100.4
                                                 -----      -----      -----
Operating income                                   4.3        4.5       (0.4)
Non-operating income                               0.0        0.0        0.0
Interest expense                                  (0.6)      (1.0)      (0.0)
                                                 -----      -----      -----
Income before income taxes                         3.7%       3.5%      (0.4)%
                                                 -----      -----      -----

2004 COMPARED TO 2003

Logistics and brokerage services revenues, before fuel surcharges, increased 7.7% to $42.0 million for the year ended December 31, 2004 as compared to $39.0 million for the year ended December 31, 2003. Approximately $2.6 million of the increase was attributable to the additional one month revenues, before fuel surcharges, for 2004, generated by East Coast Transport, Inc. which was acquired January 31, 2003.

Salaries, wages and benefits increased from 4.7% of revenues, before fuel surcharges, in 2003 to 5.5% of revenues, before fuel surcharges, in 2004. The increase relates to the hiring of an administrative staff at East Coast Transport, LLC for functions which had previously been outsourced to a third party and to an increase in corporate general and administrative salaries being allocated to the division.

Rent and purchased transportation decreased from 88.2% of revenues, before fuel surcharges, in 2003 to 87.8% of revenues, before fuel surcharges, in 2004. The decrease reflects the change attributable to higher rates collected from customers without a corresponding increase in cost.

Other expenses decreased from 1.8% of revenues, before fuel surcharges, in 2003 to 1.6% of revenues, before fuel surcharges, in 2004. The decrease relates to a decrease in amounts paid for professional services due to the hiring of an administrative staff at East Coast Transport, LLC for functions which had previously been outsourced.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased to 95.7% for 2004 from 95.5% for 2003.

2003 COMPARED TO 2002

Logistics and brokerage services revenues, before fuel surcharges, increased to $39.0 million for the year ended December 31, 2003 as compared to $10.5 million for the year ended December 31, 2002. The increase was attributable to the additional revenues, before fuel surcharges, generated by East Coast Transport, Inc., which was acquired January 31, 2003 and therefore had no corresponding 2002 revenues.

Salaries, wages and benefits decreased from 8.1% of revenues, before fuel surcharges, in 2002 to 4.7% of revenues in 2003. The decrease relates to the effect of additional revenues generated by the East Coast Transport, Inc. purchase on fixed costs as a percentage of revenue, before fuel surcharge.

Rent and purchased transportation decreased from 89.4% of revenues, before fuel surcharges, in 2002 to 88.2% of revenues, before fuel surcharges, in 2003. The decrease reflects increased fuel surcharges collected from customers which are netted against outside purchased transportation costs. Also contributing to the decrease was a lower average rate paid to outside transportation companies by East Coast Transport, Inc. than had been paid by the Company prior to the acquisition of East Coast Transport, Inc.

Communications and utilities expenses decreased from .9% of revenues, before fuel surcharges, in 2002 to .4% of revenues, before fuel surcharges, in 2003. The expenses represented by this category generally have fixed cost characteristics. The significant increase in logistics and brokerage services revenues resulting from the East Coast Transport, Inc. asset acquisition during 2003 reduced the percentage relationship of the fixed cost components to revenues as greater economies of scale were achieved.

Other expenses increased from 1.5% of revenues, before fuel surcharges, in 2002 to 1.8% of revenues, before fuel surcharges, in 2003. The increase relates to due diligence costs and non-compete payments associated with the East Coast Transport, Inc. asset acquisition.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased to 95.5% for 2003 from 100.4% for 2002.

RESULTS OF OPERATIONS - COMBINED SERVICES

2004 COMPARED TO 2003

Our effective tax rate increased from 40.4% during 2003 to 40.8% during 2004 due to an increase in state income taxes. The decrease in income from operations also resulted in a decrease in the provision for income taxes from $7.8 million in 2003 to $7.3 million in 2004.

Net income decreased to $10.6 million, or 3.4% of revenues, in 2004 from $11.5 million, or 3.9% of revenues in 2003, representing a decrease in diluted net income per share to $.94 in 2004 from $1.01 in 2003.

2003 COMPARED TO 2002

Our effective tax rate increased from 40.0% during 2002 to 40.4% during 2003 due to an increase in partially non-deductible per-diem payments to drivers. The decrease in income from operations also resulted in a decrease in the provision for income taxes from $11.1 million in 2002 to $7.8 million in 2003.

Net income decreased to $11.5 million, or 3.9% of revenues, in 2003 from $16.6 million, or 6.3% of revenues in 2002, representing a decrease in diluted net income per share to $1.01 in 2003 from $1.55 in 2002.

QUARTERLY RESULTS OF OPERATIONS

The following table presents selected consolidated financial information for each of our last eight fiscal quarters through December 31, 2004. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the quarterly information.

                                                                    QUARTER ENDED
                              MAR. 31,    JUNE 30,  SEPT. 30,  DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                2004       2004       2004       2004       2003       2003       2003       2003
                                ----       ----       ----       ----       ----       ----       ----       ----
                                                                     (unaudited)
                                                   (in thousands, except earnings per share data)
Operating revenues (1)         $80,120    $82,284    $79,080    $83,582    $72,442    $77,137    $75,515    $75,944
Total operating expenses (1)    76,322     75,734     73,491     80,333     67,488     70,077     70,198     72,589
Operating income                 3,798      6,550      5,589      3,249      4,954      7,060      5,317      3,355
Net income                       2,031      3,647      3,148      1,762      2,818      4,047      2,965      1,660
Earnings per common share:
Basic                          $  0.18    $  0.32    $  0.28    $  0.16    $  0.25    $  0.36    $  0.26    $  0.15
                               =======    =======    =======    =======    =======    =======    =======    =======
Diluted                        $  0.18    $  0.32    $  0.28    $  0.16    $  0.25    $  0.36    $  0.26    $  0.14
                               =======    =======    =======    =======    =======    =======    =======    =======

--------------------------------------------------------------------------------
(1) In order to conform to industry practice, during 2004 the Company began to classify fuel surcharges charged to customers as revenue rather than as a reduction of operating supplies expense. This reclassification has no effect on net operating income, net income or earnings per share. The Company has made corresponding reclassifications to comparative periods shown.

LIQUIDITY AND CAPITAL RESOURCES

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our line of credit.

During 2004, we generated $44.7 million in cash from operating activities compared to $37.9 million and $48.9 million in 2003 and 2002, respectively. Investing activities used $24.7 million in cash during 2004 compared to $68.4 million and $30.4 million in 2003 and 2002, respectively. The cash used in all three years related primarily to the purchase of revenue equipment (tractors and trailers) used in our operations. Financing activities used $3.4 million in cash during 2004 compared to cash generated by financing activities of $2.8 million in 2003 and $11.4 million in 2002. See Cash Flows Statement.

Our primary use of funds is for the purchase of revenue equipment. We typically use our existing lines of credit on an interim basis, in addition to cash flows from operations, to finance capital expenditures and repay long-term debt. During 2004 and 2003, we utilized cash on hand and our lines of credit to finance revenue equipment purchases for an aggregate of $52.7 million and $69.6 million, respectively.

Occasionally we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 48 months, however as of December 31, 2004 and 2003, we had no outstanding indebtedness under such installment notes.

In order to maintain our tractor and trailer fleet count it is often necessary to purchase replacement units and place them in service before trade units are removed from service. The timing difference created during this process often requires the Company to pay for new units without any reduction in price for trade units. In this situation, the Company later receives payment for the trade units as they are delivered to the equipment vendor and have passed vendor inspection. During the twelve months ended December 31, 2004 and 2003, the Company received approximately $24.3 million and $19.5, respectively, for units delivered for trade.

We  maintain  a  $20.0  million  revolving  line  of  credit and a $30.0 million revolving line of credit (Line A and Line B, respectively) with separate financial institutions. Amounts outstanding under Line A bear interest at LIBOR (determined as of the first day of each month) plus 1.40%, are secured by our accounts receivable and mature on May 31, 2006. At December 31, 2004 outstanding advances on line A were approximately $1.4 million, consisting entirely of letters of credit, with availability to borrow $18.6 million. Amounts outstanding under Line B bear interest at LIBOR (determined on the last day of the previous month) plus 1.15%, are secured by revenue equipment and mature on June 30, 2006. At December 31, 2004, $27.3 million, including $7.3 million in letters of credit were outstanding under Line B with availability to borrow $2.7 million. In an effort to reduce interest rate risk associated with these floating rate facilities, we have entered into interest rate swap agreements in an aggregate notional amount of $20.0 million. For additional information regarding the interest rate swap agreements, see Item 7A of this Report.

During March and April 2002, the Company received net proceeds of approximately $54.5 million from a public offering of 2,621,250 shares of its common stock. The Company repaid approximately $43.0 million of long-term debt obligations with the proceeds and used the remaining proceeds to fund its capital expenditures and to finance general working capital needs.

Cash and cash equivalents at December 31, 2004 increased approximately $16.6 million as compared to December 31, 2003. Approximately $9.7 million of the increase is related to the difference in amounts reclassified to accounts payable as bank drafts outstanding in excess of bank balance. See accounts payable discussion below and Cash Flow Statement for more information.

Prepaid expenses and deposits at December 31, 2004 increased approximately $8.0 million as compared to December 31, 2003. The increase relates to an increase in amounts prepaid for tractor and trailer license fees as well as prepayments of auto liability insurance premiums. During December 2004 the Company prepaid tractor and trailer license fees for the calendar year ending December 31, 2005 in the amount of approximately $3.0 million. In past years the Company did not pay these fees until January of the new coverage year. The Company also prepaid approximately $5.0 million in additional auto liability insurance premiums as compared to premiums prepaid during 2003.

Marketable equity securities available for sale at December 31, 2004 increased approximately $3.3 million as compared to December 31, 2003. During the year ended December 31, 2004, the Company purchased approximately $2.4 million of equity securities with excess cash. These securities, combined with equity securities purchased in prior periods, have an original cost of approximately

$6.3 million and a combined fair market value of $8.8 million. The Company has developed a strategy to invest in securities from which it expects to receive dividends that qualify for favorable tax treatment, as well as, appreciate in value. The Company anticipates that increases in the market value of the investments combined with dividend payments will exceed interest rates paid on borrowings for the same period. During 2004 the Company had unrealized pre-tax gains of approximately $877,000 and received dividends of approximately $300,000. The holding term of these securities depends largely on the general economic environment, the equity markets, borrowing rates and the Company's cash requirements.

Accounts payable at December 31, 2004 increased approximately $6.4 million as compared to December 31, 2003. The increase is primarily related to an increase in the amount of bank drafts outstanding in excess of bank balance as compared to bank drafts outstanding at December 31, 2003. As of December 31, 2004 bank drafts of approximately $16.5 million were reclassified to accounts payable as compared to approximately $6.8 million reclassified as of December 31, 2003. The net increase also reflects the decrease of approximately $2.1 million in amounts accrued for the payment of purchased transportation costs provided by outside transportation companies and a decrease of approximately $1.6 million in amounts accrued for third party equipment repair costs.

For 2005, we expect to purchase approximately 375 new tractors and approximately 350 trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $25.8 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth the Company's contractual obligations and commercial commitments, as defined in Regulation S-K 303 (a)(5)(ii) issued by the Securities and Exchange Commission, as of December 31, 2004:

                                          Payments due by period
                                          ----------------------
                                              (in thousands)
                                    Less than  1 to 3    4 to 5   More than
                            Total     1 year    Years     Years    5 Years
                           -------   -------   -------   -------   -------
Long-term debt             $25,305   $ 2,080   $21,457   $ 1,623   $   145
Operating leases (1)         1,320       466       573       281         -
Purchase obligations (2)    38,826    38,826         -         -         -
                           -------   -------   -------   -------   -------
                Total      $65,451   $41,372   $22,030   $ 1,904   $   145
                           =======   =======   =======   =======   =======

(1) Represents building, facilities, and drop yard operating leases.
(2) Represents tractor and trailer purchase obligations which are cancelable by us contingent upon advance notice.


OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii) issued by the Securities and Exchange Commission.

INSURANCE

With respect to physical damage for tractors, cargo loss and auto liability, the Company maintains insurance coverage to protect it from certain business risks. These policies are with various carriers and have per occurrence deductibles of $2,500, $10,000 and $2,500 respectively. Since 2002, the Company has elected to self insure for physical damage to trailers. During 2003, and continuing through 2004, the Company changed its workers' compensation coverage in Arkansas, Oklahoma, Mississippi and Florida from a fully insured policy with a $350,000 per occurrence deductible to become self insured with a $500,000 per occurrence excess policy. The Company continues to be self insured for workers' compensation in the State of Ohio with a $500,000 self insured retention with excess insurance. The Company has elected to opt out of workers' compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has reserved for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers' compensation claims. Letters of credit aggregating $4,279,000 are held by a bank as security for workers' compensation claims. The Company self insures for employee health claims with a stop loss of $150,000 per covered employee per year and estimates its liability for claims incurred but not reported.

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

A significant portion of our revenue is generated from our major customers. For 2004, our top five customers, based on revenue, accounted for approximately 62% of our revenue, and our largest customer, General Motors Corporation, accounted for approximately 44% of our revenue. We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. As a result, concentration of our business within the automobile industry is greater than the concentration in a single customer. Approximately 56% of our revenues for 2004 were derived from transportation services provided to the automobile industry.

Generally, we do not have long-term contractual relationships with our major customers, and we cannot assure that our customer relationships will continue as presently in effect. A reduction in or termination of our services by our major customers could have a material adverse effect on our business and operating results.

Ongoing insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. The Company is self insured for health and workers compensation insurance coverage up to certain limits. If medical costs continue to increase, or if the severity or number of claims increase, and if we are unable to offset the resulting increases in expenses with higher freight rates, our earnings could be materially and adversely affected.

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

Periodically, the transportation industry experiences difficulty in attracting and retaining qualified drivers, including independent contractors, resulting in intense competition for drivers. We have from time to time experienced under-utilization and increased expenses due to a shortage of qualified drivers. If we are unable to continue to attract drivers and contract with independent contractors, we could be required to further adjust our driver compensation package or let trucks sit idle, which could adversely affect our growth and profitability.

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

We are subject to various environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks, and discharge and retention of stormwater. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination could occur. We also maintain bulk fuel storage and fuel islands at five of our facilities. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, it could have a materially adverse effect on our business and operating results. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

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

The EPA recently adopted new emissions control regulations, which require progressive reductions in exhaust emissions from diesel engines through 2007, for engines manufactured in October 2002 and thereafter. In part to offset the costs of compliance with the new EPA engine design requirements, some manufacturers have significantly increased new equipment prices and eliminated or sharply reduced the price of repurchase or trade-in commitments. If new equipment prices were to increase, or if the price of repurchase commitments by equipment manufacturers were to decrease, more than anticipated, we may be required to increase our depreciation and financing costs and/or retain some of our equipment longer, with a resulting increase in maintenance expenses. To the extent we are unable to offset any such increases in expenses with rate increases or cost savings, our results of operations could be adversely affected. If our fuel or maintenance expenses were to increase as a result of our use of the new, EPA-compliant engines, and we are unable to offset such increases with fuel surcharges or higher freight rates, our results of operations could be adversely affected. Further, our business and operations could be adversely impacted if we experience problems with the reliability of the new engines. We began operating tractors with engines meeting the EPA guidelines during 2003. Although we have not experienced any significant reliability issues with these engines to date, the expenses associated with the tractors containing these engines have been slightly elevated, primarily as a result lower fuel efficiency and slightly higher depreciation.

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

Accounts Receivable. We continuously monitor collections and payments from our customers, third parties and vendors and maintain a provision for estimated credit losses based upon our historical experience and any specific collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

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

Income Taxes. Significant management judgment is required to determine the provision for income taxes and to determine whether deferred income taxes will be realized in full or in part. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When it is more likely that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable. A valuation allowance for deferred income tax assets has not been deemed to be necessary due to the Company's profitable operations. Accordingly, if the facts or financial circumstances were to change, thereby impacting the likelihood of realizing the deferred income tax assets, judgment would need to be applied to determine the amount of valuation allowance required in any given period.

Business Segment and Concentrations of Credit Risk. The Company operates in one business segment, motor carrier operations. The Company provides transportation services to customers throughout the United States and portions of Canada and Mexico. The Company performs ongoing credit evaluations and generally does not require collateral from its customers. The Company maintains reserves for potential credit losses. In view of the concentration of the Company's revenues and accounts receivable among a limited number of customers within the automobile industry, the financial health of this industry is a factor in the Company's overall evaluation of accounts receivable. At December 31, 2004, one customer's accounts receivable balance represented 54.8% of the Company's total accounts receivable.

Business Combinations and Goodwill. Upon acquisition of an entity, the cost of the acquired entity must be allocated to assets and liabilities acquired. Identification of intangible assets, if any, that meet certain recognition criteria is necessary. This identification and subsequent valuation requires significant judgments. The carrying value of goodwill was tested for impairment on December 31, 2004. The impairment testing requires an estimate of the value of the Company as a whole, as the Company has determined it only has one reporting unit as defined in Statement of Financial Accounting Standards No. 142.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Our primary market risk exposures include equity price risk, interest rate risk, and commodity price risk (the price paid to obtain diesel fuel for our tractors). The potential adverse impact of these risks and the general strategies we employ to manage such risks are discussed below.

The following sensitivity analyses do not consider the effects that an adverse change may have on the overall economy nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results of changes in prices or rates may differ materially from the hypothetical results described below.

EQUITY PRICE RISK

We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities increased to $8.8 million at December 31, 2004 from $5.5 million at December 31, 2003. The increase reflects additional purchases of approximately $2.4 million during 2004 and an increase in the fair market value of approximately $.9 million during 2004. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $880,000. For additional information with respect to the marketable equity securities, see Note 3 to our consolidated financial statements.

INTEREST RATE RISK

Our two lines of credit each bear interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are effected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the lines of credit. In an effort to manage the risks associated with changing interest rates, we entered into interest rate swap agreements effective February 28, 2001 and May 31, 2001, on notional amounts of $15,000,000 and $5,000,000, respectively. The "pay fixed rates" under the $15,000,000 and $5,000,000 swap agreements are 5.08% and 4.83%, respectively. The "receive floating rate" for both swap agreements is "1-month" LIBOR. These interest rate swap agreements terminate on March 2, 2006 and June 2, 2006, respectively. Assuming $20.0 million of variable rate debt was outstanding under Line "A" and not covered by the hedge agreement for a full fiscal year, a hypothetical 100 basis point increase in LIBOR would result in approximately $200,000 of additional interest expense, net of the effect of the swap agreements. For additional information with respect to the interest rate swap agreements, see
Note 16 to our consolidated financial statements.

COMMODITY PRICE RISK

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our 2004 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by $5.6 million.

In August 2000 and July 2001, we entered into agreements to obtain price protection and reduce a portion of our exposure to fuel price fluctuations. Under these agreements, we were obligated to purchase minimum amounts of diesel fuel per month, with a price protection component, for the six-month periods ended March 31, 2001 and February 28, 2002. The agreements also provide that if during the 48 months commencing April 2001, the price of heating oil on the New York Mercantile Exchange ("NY MX HO") falls below $.58 per gallon, we are obligated to pay, for a maximum of twelve different months selected by the contract holder during such 48-month period, the difference between $.58 per gallon and NY MX HO average price, multiplied by 900,000 gallons. Accordingly, in any month in which the holder exercises such right, we would be obligated to pay the holder $9,000 for each cent by which $.58 exceeds the average NY MX HO price for that month. For example, the NY MX HO average price during February 2002 was approximately $.54, and if the holder were to exercise its payment right, we would be obligated to pay the holder approximately $36,000. In addition, if during any month in the twelve-month period commencing January 2005, the average NY MX HO is below $.58 per gallon, we will be obligated to pay the contract holder the difference between $.58 and the average NY MX HO price for such month, multiplied by 1,000,000 gallons. During December 2004, the average NY MX HO price was $1.28. The estimated fair value of the agreements are periodically adjusted and as of December 31, 2004 the estimated fair value of $500,000 is included in accrued liabilities in the accompanying consolidated financial statements. For the twelve-month period ended December 31, 2004 an adjustment of $250,000 was made to reflect the decline in fair value of the agreements which had the effect of reducing operating supplies expense and other current liabilities each by $250,000 in the accompanying consolidated financial statements. For the twelve-month period ended December 31, 2003 an adjustment was not necessary and the carrying value in accrued liabilities was $750,000. For additional information with respect to this agreement, see Note 16 to our consolidated financial statements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following statements are filed with this report:

     Report of Independent Registered Public Accounting Firm
     Consolidated Balance Sheets- December 31, 2004 and 2003
     Consolidated Statements of Income- Years ended
       December 31, 2004, 2003 and 2002
     Consolidated Statements of Shareholders' Equity- Years ended
       December 31, 2004, 2003  and  2002
     Consolidated Statements of Cash Flows- Years ended
       December 31, 2004, 2003 and  2002
     Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
P.A.M. Transportation Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and other comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of P.A.M. Transportation Services, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP
Little Rock, Arkansas
March 8, 2005


P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
(in thousands, except share data)
---------------------------------------------------------------------------------------


                                                                   2004          2003
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                      $ 19,659      $  3,064
  Accounts receivable-net:
   Trade                                                          47,926        46,120
   Other                                                           1,110         1,150
 Inventories                                                         913           844
 Prepaid expenses and deposits                                    14,862         6,771
 Marketable equity securities available-for-sale                   8,792         5,492
 Income taxes refundable                                             754         1,256
                                                                --------      --------

      Total current assets                                        94,016        64,697

PROPERTY AND EQUIPMENT:
 Land                                                              2,674         2,674
 Structures and improvements                                       9,299         9,258
 Revenue equipment                                               238,750       249,713
 Service vehicles                                                    878           911
 Office furniture and equipment                                    5,571         6,863
                                                                --------      --------

      Total property and equipment                               257,172       269,419

 Accumulated depreciation                                        (83,029)      (86,689)
                                                                --------      --------

      Net property and equipment                                 174,143       182,730

OTHER ASSETS:
 Goodwill                                                         15,413        15,413
 Non-compete agreements                                              654         1,004
 Other                                                             1,123         1,005
                                                                --------      --------

      Total other assets                                          17,190        17,422
                                                                --------      --------

TOTAL ASSETS                                                    $285,349      $264,849
                                                                ========      ========


                                                                           (Continued)


P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
(in thousands, except share data)
---------------------------------------------------------------------------------------

                                                                   2004          2003
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                               $ 28,702      $ 22,295
 Accrued expenses and other liabilities                            9,828        11,167
 Current maturities of long-term debt                              2,080         2,039
 Deferred income taxes-current                                     7,162         1,330
                                                                --------      --------

      Total current liabilities                                   47,772        36,831

 Long-term debt-less current portion                              23,225        26,740
 Deferred income taxes-less current portion                       45,375        43,708
 Other                                                               434           695
                                                                --------      --------

      Total liabilities                                          116,806       107,974
                                                                --------      --------

SHAREHOLDERS' EQUITY:
 Preferred stock, $.01 par value:
  Authorized shares-10,000,000
  Issued and outstanding
   shares: 0 at December 31, 2004 and 2003
 Common stock, $.01 par value:
  Authorized shares-40,000,000
  Issued and outstanding shares:  11,303,207 and 11,294,207
    at December 31, 2004 and 2003, respectively                      113           113
 Additional paid-in capital                                       76,050        75,957
 Accumulated other comprehensive income                            1,151           164
 Retained earnings                                                91,229        80,641
                                                                --------      --------

      Total shareholders' equity                                 168,543       156,875
                                                                --------      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $285,349      $264,849
                                                                ========      ========


                                                                           (Concluded)
See notes to consolidated financial statements.


P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(in thousands, except per share data)
---------------------------------------------------------------------------------------

                                                    2004           2003           2002
OPERATING REVENUES:
 Revenue, before fuel surcharge                  $309,475       $293,547       $264,012
 Fuel surcharge                                    15,591          7,491          2,042
                                                 --------       --------       --------

      Total operating revenues                    325,066        301,038        266,054
                                                 --------       --------       --------

OPERATING EXPENSES AND COSTS:
 Salaries, wages, and benefits                    119,519        119,350        115,432
 Operating supplies and expenses                   77,363         63,241         53,203
 Rents and purchased transportation                38,938         35,287          9,780
 Depreciation and amortization                     30,016         26,601         24,715
 Operating taxes and licenses                      15,488         14,710         13,467
 Insurance and claims                              15,820         13,500         12,786
 Communications and utilities                       2,690          2,540          2,284
 Other                                              5,131          4,755          4,620
 Loss on sale or disposal of equipment                915            368            127
                                                 --------       --------       --------

      Total operating expenses and costs          305,880        280,352        236,414
                                                 --------       --------       --------

NET OPERATING INCOME                               19,186         20,686         29,640

NON-OPERATING INCOME                                  464            276
INTEREST EXPENSE                                   (1,758)        (1,667)        (1,985)
                                                  --------       --------       --------

NET INCOME BEFORE INCOME TAXES                     17,892         19,295         27,655

FEDERAL AND STATE INCOME TAXES:
 Current                                              479            630          1,718
 Deferred                                           6,825          7,175          9,344
                                                 --------       --------       --------

      Total federal and state income taxes          7,304          7,805         11,062
                                                 --------       --------       --------

NET INCOME                                       $ 10,588       $ 11,490       $ 16,593
                                                 ========       ========       ========

EARNINGS PER COMMON SHARE:
 Basic                                           $   0.94       $   1.02       $   1.56
                                                 ========       ========       ========
 Diluted                                         $   0.94       $   1.01       $   1.55
                                                 ========       ========       ========

AVERAGE COMMON SHARES OUTSTANDING:
 Basic                                             11,298         11,291         10,669
                                                 ========       ========       ========
 Diluted                                           11,324         11,326         10,715
                                                 ========       ========       ========

See notes to consolidated financial statements.


P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              ACCUMULATED
                                                               ADDITIONAL       OTHER            OTHER
                                            COMMON STOCK        PAID-IN      COMPREHENSIVE   COMPREHENSIVE    RETAINED
                                           SHARES  AMOUNT       CAPITAL         INCOME        INCOME (LOSS)   EARNINGS      TOTAL

BALANCE-January 1, 2002                    8,612   $  86        $20,461                          $ (508)       $52,558    $ 72,597

 Components of comprehensive income:
  Net earnings                                                                 $16,593                          16,593      16,593
  Other comprehensive loss-Unrealized
   loss on hedge, net of tax of $331                                              (497)            (497)                      (497)
                                                                               -------
  Total comprehensive income                                                   $16,096
                                                                               =======
 Stock options-deferred stock
  compensation                                39                    478                                                        478
 Issuance of common stock                  2,621      26         54,732                                                     54,758
 Exercise of stock options-shares issued
  including tax benefits                      10       1            522                                                        523
                                          ------    ----        -------                          ------      -------      --------
BALANCE-December 31, 2002                 11,282     113         76,193                          (1,005)      69,151       144,452

  Components of comprehensive income:
   Net earnings                                                                $11,490                        11,490        11,490
   Other comprehensive gain:
    Unrealized gain on hedge, net of
     tax of $148                                                                   223              223                        223
    Unrealized gain on marketable
     securities, net of tax of $631                                                946              946                        946
                                                                               -------
  Total comprehensive income                                                   $12,659
                                                                               =======
 Stock options-deferred stock
  compensation                                                     (398)                                                      (398)
 Exercise of stock options-shares issued
  including tax benefits                      12                    162                                                        162
                                          ------    ----        -------                          ------      -------      --------
BALANCE-December 31, 2003                 11,294     113         75,957                             164       80,641       156,875

 Components of comprehensive income:
  Net earnings                                                                 $10,588                        10,588        10,588
  Other comprehensive gain:
   Unrealized gain on hedge, net of
    tax of $314                                                                    481              481                        481
   Unrealized gain on marketable
    securities, net of tax of $371                                                 506              506                        506
                                                                               -------
  Total comprehensive income                                                   $11,575
                                                                               =======
 Exercise of stock options-shares issued
  including tax benefits                       9                     93                                                         93
                                          ------    ----        -------                          ------      -------      --------
BALANCE-December 31, 2004                 11,303    $113        $76,050                          $1,151      $91,229      $168,543
                                          ======    ====        =======                          ======      =======      ========

See notes to consolidated financial statements.


P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(in thousands)
--------------------------------------------------------------------------------------------------------------------------------


                                                                                            2004           2003           2002
OPERATING ACTIVITIES:
 Net income                                                                              $  10,588      $  11,490      $  16,593
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                            30,016         26,601         24,715
   Bad debt expense (recovery)                                                                (410)           110          1,028
   Non-competition agreement amortization-net of payments                                       88             42
   Provision for deferred income taxes                                                       6,825          7,175          9,344
   Gain on sale of marketable equity securities                                                               (47)
   Loss on sale or disposal of equipment                                                       915            368            127
   Changes in operating assets and liabilities-net of acquisition:
    Accounts receivable                                                                     (1,393)       (11,983)       (11,516)
    Prepaid expenses, inventories, and other assets                                         (8,279)        (3,170)          (349)
    Income taxes refundable                                                                    502           (975)          (357)
    Trade accounts payable                                                                   7,202          7,156          7,925
    Accrued expenses                                                                        (1,339)         1,168          1,357
                                                                                         ---------      ---------      ---------
      Net cash provided by operating activities                                             44,715         37,935         48,867
                                                                                         ---------      ---------      ---------

INVESTING ACTIVITIES:
 Purchases of property and equipment                                                       (53,703)       (74,238)       (42,067)
 Proceeds from sale or disposal of equipment                                                31,360         20,393         11,565
 Purchase of marketable equity securities                                                   (2,423)        (4,020)
 Acquisition of business-net of cash acquired                                                             (10,752)
 Other                                                                                          36            207            107
                                                                                         ---------      ---------      ---------

      Net cash used in investing activities                                                (24,730)       (68,410)       (30,395)

FINANCING ACTIVITIES:
 Borrowings under line of credit                                                           350,787        353,899        362,148
 Repayments under line of credit                                                          (353,656)      (351,030)      (371,224)
 Borrowings of long-term debt                                                                4,404          1,666          1,459
 Repayments of long-term debt                                                               (5,010)        (1,922)       (35,907)
 Proceeds from issuance of common stock                                                                                   54,538
 Other                                                                                          85            160            384
                                                                                         ---------      ---------      ---------

      Net cash (used in) provided by financing activities                                   (3,390)         2,773         11,398
                                                                                         ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        16,595        (27,702)        29,870

CASH AND CASH EQUIVALENTS-Beginning of year                                                  3,064         30,766            896
                                                                                         ---------      ---------      ---------

CASH AND CASH EQUIVALENTS-End of year                                                    $  19,659      $   3,064      $  30,766
                                                                                         =========      =========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
 Cash paid during the year for:
  Interest                                                                                $  1,774       $  1,591       $  2,100
                                                                                          ========       ========       ========
  Income taxes                                                                            $    515       $  1,119       $  1,500
                                                                                          ========       ========       ========


See notes to consolidated financial statements

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
--------------------------------------------------------------------------------
1.  ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND PRINCIPLES OF CONSOLIDATION-P.A.M. Transportation Services, Inc. (the "Company"), through its subsidiaries, operates as a truckload transportation and logistics company.

The consolidated financial statements include the accounts of the Company and its wholly owned operating subsidiaries: P.A.M. Transport, Inc., P.A.M. Dedicated Services, Choctaw Express, Inc., Allen Freight Services, Inc., Decker Transport, Inc., McNeill Express, Inc., T.T.X., Inc., Transcend Logistics, Inc., and East Coast Transport and Logistics, LLC. The following subsidiaries were inactive during all periods presented: P.A.M. International, Inc., P.A.M. Logistics, Inc., Choctaw Brokerage, Inc., P.A.M. Canada, Inc and S & L
Transportation, Inc. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES-The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. The Company periodically reviews these estimates and assumptions. The Company's estimates were based on its historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS-The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. ACCOUNTS RECEIVABLE OTHER-The components of accounts receivable other consist primarily of company driver advances, owner operator advances and equipment manufacturer warranties. Advances receivable from company drivers as of December 31, 2004 and 2003, were approximately $426,000 and $489,000, respectively.

ACCOUNTS RECEIVABLE ALLOWANCE-An allowance is provided for accounts receivable based on historical collection rates applied to accounts receivable in the aggregate considering the number of days the receivables have been outstanding. Additionally, management considers any accounts individually known to exhibit characteristics indicating a collection problem.

MARKETABLE EQUITY SECURITIES-Marketable equity securities, which are classified by the Company as available for sale, are carried at market value with unrealized gains and losses recognized in accumulated other comprehensive income in the statements of stockholders' equity. Realized gains and losses are computed utilizing the specific identification method.

IMPAIRMENT OF LONG-LIVED ASSETS-The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the long-lived asset is not recoverable, and it exceeds its fair value. For long-lived assets classified as held and used, if the carrying value of the long-lived asset exceeds the sum of the future net cash flows, it is not recoverable. The Company does not separately identify assets by subsidiary, as tractors and trailers are routinely transferred from one division to another. As a result, none of the Company's long-lived assets have identifiable cash flows from use that are largely independent of the cash flows of other assets and liabilities. Thus, the asset group used to assess impairment would include all assets and liabilities of the Company.

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

ADVERTISING EXPENSE-Advertising costs are expensed as incurred and totaled approximately $1.1 million, $.68 million and $.56 million for the years ended December 31, 2004, 2003, and 2002, respectively.

REPAIRS AND MAINTENANCE-Repairs and maintenance costs are expensed as incurred.

GOODWILL-Goodwill was being amortized on a straight-line basis over 25 years for years prior to 2002. Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, ("SFAS No. 142"), which requires the Company to assess acquired goodwill for impairment at least annually in the absence of an indicator of possible impairment, and immediately upon an indicator of possible impairment. The Company has selected December 31 for its annual impairment testing and determined as of December 31, 2004 there was no impairment.

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

COMPENSATION TO EMPLOYEES-Stock based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion No. 25"), and related interpretations in accounting for those plans. Stock-based compensation expense has been recognized for variable stock options in accordance with Interpretation 28 to APB Opinion No. 25. Stock-based compensation expense is not reflected in net income for non-variable stock options as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. During 2002, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, an Amendment of FASB Statement No. 123 ("SFAS No. 148") as described below and in
Note 11.

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                                2004            2003            2002
                                                               (in thousands, except per share data)
Net income-as reported                                       $  10,588       $  11,490       $  16,593
Add:  Stock-based employee compensation included in
 reported net income-net of related tax effects                                    (28)             76
Deduct total stock-based employee compensation
 expense determined under fair value based
 method for all awards-net of related tax effects                 (292)           (322)           (445)
                                                             ---------       ---------       ---------
Pro forma net income                                         $  10,296       $  11,140       $  16,224
                                                             =========       =========       =========
Earnings  per  share:
 Basic-as reported                                           $    0.94       $    1.02       $    1.56
 Basic-pro forma                                             $    0.91       $    0.99       $    1.52

 Diluted-as reported                                         $    0.94       $    1.01       $    1.55
 Diluted-pro forma                                           $    0.91       $    0.98       $    1.51


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used during the periods above:

                                  2004               2003               2002

Dividend yield                     0%                 0%                 0%
Volatility range             35.37%-38.54%      37.34%-61.27%      35.00%-61.27%
Risk-free rate range          2.70%-4.38%        3.02%-4.38%        3.97%-6.01%
Expected life                  5 years             5 years            5 years
Fair value of options         $6.62-$9.45        $9.33-$9.45        $1.20-$9.45

EARNINGS PER SHARE-The Company computes and presents earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). The difference between the Company's weighted-average shares outstanding and diluted shares outstanding is due to the dilutive effect of stock options for all periods presented. See
Note 12 for computation of diluted EPS.

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

RECENT ACCOUNTING PRONOUNCEMENTS-In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements ("FIN 46R"), which replaced FIN 46. FIN 46R clarifies the application of Accounting Research
Bulletin No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company was required to adopt the provisions of FIN 46R by the beginning of the first reporting period beginning after March 15, 2004. The Company does not believe that it has an interest in an entity that is subject to FIN 46R, therefore, the adoption of FIN 46R did not have a material effect on the Company's consolidated financial statements.

In March 2004, the FASB issued EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be other than temporarily impaired. The consensus by the Emerging Issues Task Force ("EITF") is effective for periods beginning after June 15, 2004; however, FASB Staff Position ("FSP") EITF Issue 3-1-1 has delayed the effective date of paragraphs 10 through 20 until implementation guidance within proposed FSP EITF Issue 03-1-a has been finalized. Management has determined that the impact of EITF 03-1 is not material at December 31, 2004, but is continuing to evaluate the possible future impact on the Company's financial position and results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) , Share-Based Payment, ("SFAS No. 123(R)") which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25,
Accounting  for  Stock  Issued  to  Employees.    SFAS  No.  123(R)  requires
compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, with early adoption encouraged. Management is currently evaluating the possible future impact on the Company's financial position and results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 , Exchanges of Nonmonetary Assets-an amendment to APB Opinion No. 29 ("SFAS No. 153"). This statement amends Accounting Principles Board Opinion No. 29 ("APB No. 29") to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

RECLASSIFICATIONS-Certain 2003 and 2002 amounts have been reclassified to conform to the 2004 presentation.

2.  ACCOUNTS RECEIVABLE

The Company's receivables result primarily from the sale of transportation and logistics services. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Accounts receivable which consist of both billed and unbilled receivables is presented net of an allowance for doubtful accounts. Accounts receivable balances consist of the following components as of December 31, 2004 and 2003:

                                                     2004            2003
                                                        (in thousands)

    Billed                                       $  42,950       $  37,382
    Unbilled                                         5,744           9,572
    Allowance for doubtful accounts                   (768)           (834)
                                                 ---------       ---------
       Total accounts receivable-net             $  47,926       $  46,120
                                                 =========       =========

An analysis of changes in the allowance for doubtful accounts for the years ended December 31, 2004, 2003, and 2002 follows:

                                     2004           2003             2002
                                              (in thousands)

    Balance-beginning of year       $  834          $  716         $ 1,515
    Provision for bad debts            430             110           1,028
    Charge-offs                       (701)                         (1,827)
    Recoveries                         205               8
                                    ------          ------         -------
    Balance-end of year             $  768          $  834          $  716
                                    ======          ======         =======

The December 31, 2004 charge-offs include $205,000 that was written off in prior periods and recovered during 2004. However, the December 31, 2004 charge-offs and recoveries do not include an amount representing an approximate $635,000 reduction in liability and bad debt expense resulting from the settlement of a lawsuit (see Note 14).

3.  MARKETABLE EQUITY SECURITIES

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"). SFAS No. 115 requires companies to classify their investments as either trading, available-for-sale or held-to-maturity. The Company's investments in marketable securities are classified as available-for-sale and consist of equity securities. Management determines the appropriate classification of these securities at the time of purchase and re-evaluates such designation as of each balance sheet date. During 2004 and 2003, there were no sales or reclassifications of marketable securities. These securities are carried at fair value, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income in shareholders' equity. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in non-operating income. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in the determination of net income as gains (losses) on the sale of securities.

As of December 31, 2004, these equity securities had a combined original cost of approximately $6,336,000 and a combined fair market value of approximately $8,792,000. For the year ended December 31, 2004, the Company had net unrealized gains in market value of approximately $506,000, net of deferred income taxes. These securities had gross unrealized gains of approximately $2,498,000 and gross unrealized losses of approximately $44,000. As of December 31, 2004, the total unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $1,452,000.

As of December 31, 2003, the Company's equity securities had a combined original cost of approximately $4,020,000 and a combined fair market value of approximately $5,492,000. For the year ended December 31, 2003, the Company had net unrealized gains in market value of approximately $946,000, net of deferred income taxes. These securities had gross unrealized gains of approximately $1,578,000 and gross unrealized losses of approximately $1,000. As of December 31, 2003, the total unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $946,000.

4.  INTANGIBLE ASSETS

Goodwill was being amortized on a straight-line basis over 25 years for years prior to 2002. Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, ("SFAS No. 142"), which requires the Company to assess acquired goodwill for impairment at least annually in the absence of an indicator of possible impairment, and immediately upon an indicator of possible impairment. The Company completed an initial assessment in accordance with the provisions of the standard in second quarter 2002 using data as of January 1, 2002, and determined there was no impairment as of the date of adoption of SFAS No. 142. The annual assessment of impairment was completed on December 31, 2004 and the Company determined there was no impairment as of that date. Goodwill at December 31 is summarized as follows:

                                                    2004            2003
                                                       (in thousands)

     Goodwill, original cost                    $  17,477       $  17,477
     Accumulated amortization                      (2,064)         (2,064)
     Goodwill impairment
                                                ---------       ---------
     Goodwill-net                               $  15,413       $  15,413
                                                =========       =========

Non-compete agreements are amortized on a straight-line basis over the contractual term of the related agreement. Amortization expense associated with non-compete agreements was approximately $350,000, $296,000 and $0, for the years ending December 31, 2004, 2003 and 2002. The Company's non-compete agreements at December 31 are summarized as follows:

                                                    2004            2003
                                                       (in thousands)

     Non-compete agreements, original cost       $  1,300       $   1,300
     Accumulated amortization                        (646)           (296)
                                                ---------       ---------
     Non-compete agreements-net                  $    654       $   1,004
                                                =========       =========

Over the remaining life of the non-compete agreements currently held by the Company, approximately $238,000 of amortization expense will be recognized during the calendar year of 2005 and approximately $200,000 of amortization expense will be recognized during each of the calendar years 2006 and 2007.

5.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at December 31 are summarized as follows:

                                                         2004            2003
                                                            (in thousands)

     Payroll                                          $  1,364        $  2,805
     Accrued vacation                                    1,562           1,629
     Taxes-other than income                             2,251           1,798
     Interest                                              133             149
     Driver escrows                                        871             835
     Self-insurance claims reserves                      3,647           3,951
                                                      --------        --------
     Total accrued expenses and other liabilities     $  9,828        $ 11,167
                                                      ========        ========

6.  CLAIMS LIABILITIES

With respect to physical damage for tractors, cargo loss and auto liability, the Company maintains insurance coverage to protect it from certain business risks. These policies are with various carriers and have per occurrence deductibles of $2,500, $10,000 and $2,500 respectively. Since 2002, the Company has elected to self insure itself for physical damage to trailers. During 2003, and continuing through 2004, the Company changed its workers' compensation coverage in Arkansas, Oklahoma, Mississippi and Florida from a fully insured policy with a $350,000 per occurrence deductible to become self insured with a $500,000 per occurrence excess policy. The Company continues to be self insured for workers' compensation in the State of Ohio with a $500,000 self insured retention with excess insurance. The Company has elected to opt out of workers' compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has reserved for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers' compensation claims. Letters of credit aggregating $4,279,000 are held by a bank as security for workers' compensation claims. The Company self insures for employee health claims with a stop loss of $150,000 per covered employee per year and estimates its liability for claims incurred but not reported.

7.  LONG-TERM DEBT

Long-term debt at December 31, consists of the following:

                                                           2004          2003
                                                             (in thousands)

Equipment financings (1)                               $       -      $      94
Line of credit with a bank-due May 31, 2006, and
  collateralized by accounts receivable (2)                    -          2,868
Line of credit with a bank-due November 30, 2006, and
  collateralized by revenue equipment (3)                 20,000         20,000
Note payable (4)                                           3,866          4,486
Other (5)                                                  1,439          1,331
                                                       ---------      ---------
     Total long-term debt                                 25,305         28,779
Less current maturities                                   (2,080)        (2,039)
                                                       ---------      ---------
Long-term debt-net of current maturities               $  23,225      $  26,740
                                                       =========      =========

(1) Equipment financings consisted of installment obligations for revenue equipment and service vehicles, payable in various monthly installments of $47,748 through February 2004.

(2) Line of credit agreement with a bank provides for maximum borrowings of $20.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of LIBOR as of the first day of the month plus 1.40% (3.48% at December 31, 2004). As of December 31, 2004, there were no outstanding borrowings under the agreement. Under the terms of the agreement the Company must have (a) positive net income, (b) a debt to equity ratio of no more than 4:1, (c) a debt service coverage ratio of at least 1:1, and (d) maintain a tangible net worth of at least $40 million. The Company was in compliance with all provisions of the agreement at December 31, 2004.

(3) Line of credit agreement with a bank provides for maximum borrowings of $30.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of LIBOR as of the last day of the previous month plus 1.15% (3.69% at December 31, 2004). Under the terms of the agreement the Company must have (a) positive net income, (b) a funded debt to EBITDA ratio of less than 3:1, (c) a leverage ratio of less than 3:1, and (d) maintain a tangible net worth of at least $42 million increased by (1) 50% of cumulative quarterly net income and (2) proceeds of any public stock offering. The Company was in compliance with all provisions of the agreement at December 31, 2004.

(4) 6.0% note to the former owner of an acquired entity, payable in monthly installments of $72,672 through March 2010.

(5) Various notes at December 31, 2004, payable in monthly installments through December 2007.

The Company has provided letters of credit to third parties totaling approximately $8,673,000 at December 31, 2004. The letters are held by these third parties to assist such parties in collection of any amounts due by the Company should the Company default in its commitments to the parties.

Scheduled annual maturities on long-term debt outstanding at December 31, 2004, are:
                               (in thousands)

     2005                         $   2,080
     2006                            20,707
     2007                               750
     2008                               787
     2009 and thereafter                981
                                 ----------
          Total                   $  25,305
                                 ==========

8.  CAPITAL STOCK

The Company's authorized capital stock consists of 40,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. At December 31, 2004, there were 11,303,207 shares of our common stock and no shares of our preferred stock issued and outstanding.

Common Stock

The holders of our common stock, subject to such rights as may be granted to any preferred stockholders, elect all directors and are entitled to one vote per share. All shares of common stock participate equally in dividends when and as declared by the Board of Directors and in net assets on liquidation. The shares of common stock have no preference, conversion, exchange, preemptive or cumulative voting rights.

Preferred Stock

Preferred stock may be issued from time to time by our Board of Directors, without stockholder approval, in such series and with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or other provisions, as may be fixed by the Board of Directors in the resolution authorizing their issuance. The issuance of preferred stock by the Board of Directors could adversely affect the rights of holders of shares of common stock; for example, the issuance of preferred stock could result in a class of securities outstanding that would have certain preferences with respect to dividends and in liquidation over the common stock, and that could result in a dilution of the voting rights, net income per share and net book value of the common stock. As of December 31, 2004, we have no agreements or understandings for the issuance of any shares of preferred stock.

9.  SIGNIFICANT CUSTOMERS AND INDUSTRY CONCENTRATION

In 2004, 2003, and 2002, one customer, who is in the automobile manufacturing industry, accounted for 44%, 46%, and 56% of revenues, respectively. The Company also provides transportation services to other manufacturers who are suppliers for automobile manufacturers including suppliers for the Company's largest customer. As a result, concentration of the Company's business within the automobile industry is significant. Of the Company's revenues for 2004, 2003, and 2002, 56%, 58%, and 68%, respectively, were derived from transportation services provided to the automobile manufacturing industry. Accounts receivable from the largest customer totaled approximately $26,250,000 and $28,100,000 at December 31, 2004 and 2003, respectively.

10.  FEDERAL AND STATE INCOME TAXES

Under SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax reporting purposes. Significant components of the Company's deferred tax liabilities and assets at December 31 are as follows:

                                               2004                              2003
                                      ------------------------         ------------------------
                                                            (in thousands)
                                       CURRENT       LONG-TERM          CURRENT       LONG-TERM
Deferred tax liabilities:
  Property and equipment              $      -      $   51,152         $      -      $   48,671
  Unrealized gains on securities         1,002                              631
  Prepaid expenses                       7,562              25            3,208              19
                                      --------      ----------         --------      ----------
    Total deferred tax liabilities       8,564          51,177            3,839          48,690

Deferred tax assets:
  Alternative minimum tax credit                         1,782                            1,783
  Allowance for doubtful accounts          292                              298
  Compensated absences                     451                              618
  Self-insurance allowances                469                            1,082
  Hedging derivative                       190             208              285             521
  Accrued compensation                                                      156
  Non-competition agreement                                518                              474
  Net operating loss carryovers                          3,237                            2,156
  Other                                                     57               70              48
                                      --------      ----------         --------      ----------
Total deferred tax assets                1,402           5,802            2,509           4,982
                                      --------      ----------         --------      ----------
Net deferred tax asset (liability)    $ (7,162)     $  (45,375)        $ (1,330)     $  (43,708)
                                      ========      ==========         ========      ==========

The reconciliation between the effective income tax rate and the statutory Federal income tax rate is for year ended December 31, 2004, 2003 and 2002 presented in the following table:

                                      2004                       2003                      2002
                               -------------------       -------------------       -------------------
                                                            (in thousands)
                                 AMOUNT    PERCENT         AMOUNT    PERCENT         AMOUNT    PERCENT
Income tax at the statutory
  Federal rate of 34%          $  6,083     34.0%        $  6,560     34.0%        $  9,403     34.0%
Nondeductible expenses              484      2.7              548      2.8              401      1.5
State income taxes-net of
  federal benefit                   737      4.1              697      3.6            1,552      5.6
Other                                 -        -                -        -             (294)    (1.1)
                               --------     ----         --------     ----         --------     ----
Total income taxes             $  7,304     40.8%        $  7,805     40.4%        $ 11,062     40.0%
                               ========     ====         ========     ====         ========     ====

The provision for income taxes consisted of the following:

                           2004          2003          2002
                                   (in thousands)
     CURRENT:
     Federal            $      -      $    282      $    975
     State                   479           348           743
                        --------      --------      --------
                             479           630         1,718
                        --------      --------      --------
     DEFERRED:
     Federal               6,076         6,180         8,527
     State                   749           995           817
                        --------      --------      --------
                           6,825         7,175         9,344
                        --------      --------      --------
                        $  7,304      $  7,805      $ 11,062
                        ========      ========      ========

The Company has alternative minimum tax credits of approximately $1.8 million at December 31, 2004, which have no expiration date under the current federal income tax laws. The Company also has a net operating loss carryover for federal income purposes of approximately $8.5 million which will begin to expire in the year 2024.

11.  STOCK OPTION PLANS

The Company maintains an incentive stock option plan and a nonqualified stock option plan for the issuance of options to directors, officers, key employees and others. The option price under these plans is the fair market value of the stock at the date the options were granted, ranging from $8.25 to $23.22 as of December 31, 2004. At December 31, 2004, approximately 278,000 shares were available for granting future options.

Outstanding incentive stock options at December 31, 2004, must be exercised within six years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at December 31, 2004, must be exercised within five to eight years. Certain nonqualified options may not be exercised within one year of the date of grant.

In August 2002, PAM granted performance-based variable stock options to certain key executives. For these awards, the exercise price was fixed at the grant date and was equal to the fair market value of the stock on that date. The number of shares earned will not be known until the date the performance criteria is measured. Compensation cost is estimated at each reporting date with the final measurement date on the date each performance criteria is measured. Vesting will be measured on an accelerated vesting schedule. No compensation expense was recognized in 2004 or 2003 under these arrangements in that the performance criteria was not met. Compensation expense of approximately $127,000 was recognized in 2002 related to these options.

Transactions in stock options under these plans are summarized as follows:

                                                  SHARES         WEIGHTED
                                                   UNDER         AVERAGE
                                                  OPTION      EXERCISE PRICE

     Outstanding-January 1, 2002:                105,000        $  9.50
      Granted                                    320,500          23.03
      Exercised                                  (39,000)          9.84
                                                 -------

     Outstanding-December 31, 2002:              386,500        $ 20.69
      Granted                                     14,000          22.68
      Exercised                                  (12,000)          9.88
      Canceled                                   (40,000)         23.22
                                                 -------

     Outstanding-December 31, 2003:              348,500        $ 20.85
      Granted                                     14,000          16.99
      Exercised                                   (9,000)          9.39
      Canceled                                   (40,000)         23.22
                                                 -------

     Outstanding-December 31, 2004               313,500        $ 20.70
                                                 =======

     Options Exercisable-December 31, 2004       148,500
                                                 =======

The following is a summary of stock options outstanding as of December 31, 2004:

                                    WEIGHTED
                       OPTION        AVERAGE
       OPTIONS        EXERCISE      REMAINING       OPTIONS
     OUTSTANDING        PRICE         YEARS       EXERCISABLE

        30,000        $  9.25          0.5          30,000
         3,000        $ 10.25          0.5           3,000
         4,000        $  9.13          1.2           4,000
         8,000        $  8.25          2.2           8,000
         8,000        $ 20.79          3.2           8,000
       220,000        $ 23.22          7.8          60,000
        12,500        $ 19.88          3.8           7,500
        14,000        $ 22.68          4.2          14,000
        14,000        $ 16.99          5.2          14,000
       -------                                     -------

       313,500                                     148,500
       =======                                     =======

12.  EARNINGS PER SHARE

The Company applies SFAS No. 128 for computing and presenting earnings per share. Basic earnings per common share were computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share were calculated as follows:

                                              FOR THE YEAR ENDED DECEMBER 31, 2004
                                              (in thousands, except per share date)
                                              ------------------------------------
                                                 NET                     PER SHARE
                                               INCOME        SHARES       AMOUNT
Basic earnings per share data                 $ 10,588       11,298        $   .94
Effect of dilutive securities-stock options                      26
                                              --------       ------        -------
Diluted earnings per share data               $ 10,588       11,324        $   .94
                                              ========       ======        =======

                                              FOR THE YEAR ENDED DECEMBER 31, 2003
                                              (in thousands, except per share date)
                                              ------------------------------------
                                                 NET                     PER SHARE
                                               INCOME        SHARES       AMOUNT
Basic earnings per share data                 $ 11,490       11,291        $  1.02
Effect of dilutive securities-stock options                      35
                                              --------       ------        -------
Diluted earnings per share data               $ 11,490       11,326        $  1.01
                                              ========       ======        =======

                                              FOR THE YEAR ENDED DECEMBER 31, 2002
                                              (in thousands, except per share date)
                                              ------------------------------------
                                                 NET                     PER SHARE
                                               INCOME        SHARES       AMOUNT
Basic earnings per share data                 $ 16,593       10,669        $  1.56
Effect of dilutive securities-stock options                      46
                                              --------       ------        -------
Diluted earnings per share data               $ 16,593       10,715        $  1.55
                                              ========       ======        =======

Options to purchase 254,500, 274,000, and 300,000 shares of common stock were outstanding as of December 31, 2004, 2003, and 2002, respectively, but were not included in the computation of diluted EPS because the option price was greater than the average market price of the common shares.

13.  PROFIT SHARING PLAN

The Company sponsors a profit sharing plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deductible contributions to the plan. The plan provides for employer matching contributions of 50% of each participant's voluntary contribution up to 3% of the participant's compensation. Total employer matching contributions to the plan totaled approximately $280,000, $270,000 and $250,000 in 2004, 2003 and 2002, respectively.

14.  COMMITMENTS AND CONTINGENCIES

During 2004, a suit which was originally filed on October 10, 2002 against one of the Company's subsidiaries was settled in the amount of $25,000. The suit, which was filed in the United States Bankruptcy Court for the District of Delaware, alleged preferential transfers of $660,055 were made to the defendant, Allen Freight Services Co., within the 90 day period preceding the bankruptcy petition date of Bill's Dollar Stores, Inc. The Company had originally established a liability for the entire potential loss of $660,055; however, as a result of a settlement in the amount of $25,000 approximately $635,000 has been removed as a liability on the Company's financial statements and the related expense originally recorded as a bad debt expense has been reduced.

As to other matters, the Company is not a party to any pending legal proceedings which management believes to be material to the financial position or results of operations of the Company. The Company maintains liability insurance against risks arising out of the normal course of its business.

Associated with the purchase of East Coast Transport, Inc. (see Note 18), the Company entered into a five year consulting agreement with the previous owner of East Coast, whereby such individual will serve as the president of East Coast and will be compensated based on a percentage of East Coast revenue along with eligibility for a yearly bonus subject to certain events.

The Company leases certain premises under noncancelable operating lease agreements. Future minimum annual lease payments under these leases are as follows:

     2005                        $   465,659
     2006                            283,965
     2007                            288,965
     2008                            205,611
     2009 and thereafter              75,761
                                 -----------
     Total                       $ 1,319,961
                                 ===========

Total rental expense, net of amounts reimbursed for the years ended December 31, 2004, 2003 and 2002 was approximately $1,304,000, $964,000, and $809,000, respectively.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 , Disclosure About Fair Value of Financial Instruments, ("SFAS No. 107") requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

     For cash and cash equivalents, accounts receivable, trade accounts payable, and accrued expenses, the carrying amount is a reasonable estimate of fair value as the assets are readily redeemable or short-term in nature and the liabilities are short-term in nature. Marketable equity securities are carried at their fair value.

     For long-term debt other than the line of credit, the fair values are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying value of this other long-term debt at December 31, 2004 and 2003, respectively, is $5,304,000 and $5,911,000. The fair value of long-term debt is estimated to be $5,559,000 and $6,436,000 at December 31, 2004 and 2003.

     The carrying amount for the line of credit approximates fair value because the line of credit interest rates are adjusted frequently.

     The carrying value of all hedging financial instruments approximates their fair value and is the amount at which the hedges could be settled, based on estimates determined by dealers. Hedging liabilities total $1,008,000 and $2,054,000 at December 31, 2004 and 2003, respectively.

16.  DERIVATIVES AND HEDGING ACTIVITIES

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

These interest rate swap agreements meet the specific hedge accounting criteria. The measurement of hedge effectiveness is based upon a comparison of the floating-rate leg of the swap and the hedged floating-rate cash flows on the underlying liability. The effective portion of the cumulative gain or loss has been reported as a component of accumulated other comprehensive income in shareholders' equity and will be reclassified into current earnings by June 2, 2006, the latest termination date for all current swap agreements. The beginning balance of the net after tax deferred hedging loss in accumulated other comprehensive income ("AOCI") related to these swap agreements was approximately $782,000 and the ending balance as of December 31, 2004 was approximately $301,000. The change in AOCI related to these swap agreements during the current year was approximately $481,000. There were no reclassifications into earnings during 2004. Ineffectiveness related to these hedges was not significant.

In August 2000 and July 2001, the Company entered into agreements to obtain price protection and reduce a portion of our exposure to fuel price fluctuations. Under these agreements, we were obligated to purchase minimum amounts of diesel fuel per month, with a price protection component, for the six month periods ended March 31, 2001 and February 28, 2002. The agreements also provide that if during the 48 months commencing April 2001, the price of heating oil on the New York Mercantile Exchange ("NY MX HO") falls below $.58 per gallon, we are obligated to pay, for a maximum of twelve different months selected by the contract holder during such 48-month period, the difference between $.58 per gallon and NY MX HO average price, multiplied by 900,000 gallons. Accordingly, in any month in which the holder exercises such right, we would be obligated to pay the holder $9,000 for each cent by which $.58 exceeds the average NY MX HO price for that month. For example, the NY MX HO average price during February 2002 was approximately $.54, and if the holder were to exercise its payment right, we would be obligated to pay the holder approximately $36,000. In addition, if during any month in the twelve-month period commencing January 2005, the average NY MX HO is below $.58 per gallon, we will be obligated to pay the contract holder the difference between $.58 and the average NY MX HO price for such month, multiplied by 1,000,000 gallons. During December 2004, the average NY MX HO price was $1.28. The estimated fair value of the agreements are periodically adjusted and as of December 31, 2004 the estimated fair value of $500,000 is included in accrued liabilities in the accompanying consolidated financial statements. For the twelve-month period ended December 31, 2004 an adjustment of $250,000 was made to reflect the decline in fair value of the agreements which had the effect of reducing operating supplies expense and other current liabilities each by $250,000 in the accompanying consolidated financial statements. For the twelve-month period ended December 31, 2003 an adjustment was not necessary and the carrying value in accrued liabilities was $750,000.

17.  RELATED PARTY TRANSACTIONS

In the normal course of business, the Company provides and receives transportation, repair and other services for and from companies affiliated with a major stockholder, and recognized $269,553, $195,595 and $354,241 in operating revenue and $1,234,267, $1,194,283 and $1,103,062 in operating expenses in 2004,
2003, and 2002, respectively. In addition the Company purchased auto liability and physical damage insurance through an unaffiliated insurance broker which was underwritten by an insurance company affiliated with a major stockholder. Annual premiums were $11,349,438, $10,316,874 and $8,144,405 for 2004, 2003 and
2002, respectively. At December 31, 2004 $294,610 was owed to the Company from these affiliates. Of these accounts receivable $286,945 represents revenue resulting from maintenance performed in the Company's maintenance facilities and maintenance charges paid by the Company to third parties on behalf of their affiliate and charged back at the amount paid and $7,665 represents freight revenue. Amounts payable to affiliates at December 31, 2004 and 2003 was $179,814 and $1,401,759, respectively.

18.  ACQUISITIONS

On January 31, 2003, P.A.M. Transportation Services, Inc. acquired substantially all of the assets of East Coast Transport, Inc. a freight brokerage operation based in New Jersey. The results of East Coast Transport, Inc. have been included in the consolidated financial statements since that date. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, ("SFAS No. 141") the acquisition was accounted for under the purchase method of accounting. The Company paid cash of approximately $1.9 million, entered into a seven year installment note in the amount of approximately $5.0 million at an interest rate of 6%, and entered into a non-compete agreement requiring the payment of $1.0 million over a five year period. Goodwill resulting from the transaction totaled approximately $6.9 million.

On April 3, 2003, P.A.M. Transportation Services, Inc. acquired substantially all of the assets of McNeill Trucking, Inc. a truckload motor carrier. The results of McNeill Trucking, Inc. have been included in the consolidated financial statements since that date. In accordance with SFAS No. 141, the acquisition was accounted for under the purchase method of accounting. The Company paid cash of approximately $8.8 million and assumed liabilities of approximately $70,000, and entered into a non-compete agreement requiring the payment of $300,000 over a two year period. Goodwill resulting from the transaction totaled approximately $370,000.

The following unaudited pro forma information is being provided for the business acquisitions made during the year ended December 31, 2003 as though the Company made the acquisitions at the beginning of the year ended December 31:

                                              2003           2002
                                             (in thousands, except
                                               earnings per share)
                                                   (unaudited)
     Operating income                       $ 20,869       $ 32,160
     Income before income taxes               19,444         29,790
     Net income                               11,578         18,521

     Basic earnings per share               $   1.03       $   1.74
     Diluted earnings per share             $   1.02       $   1.73

19.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present quarterly financial information for 2004 and 2003:

                                                              2004
                                                       THREE MONTHS ENDED
                                     MARCH 31        JUNE 30    SEPTEMBER 30   DECEMBER 31
                                     -----------------------------------------------------
                                              (in thousands, except per share data)
Operating revenues (1)               $ 80,120       $ 82,284       $ 79,080       $ 83,582
Operating expenses (1)                 76,322         75,734         73,491         80,333
                                     --------       --------       --------       --------

Operating income                        3,798          6,550          5,589          3,249
Non-operating income                       93             62            161            148
Interest expense                          443            411            466            438
Income taxes                            1,417          2,554          2,136          1,197
                                     --------       --------       --------       --------
Net income                           $  2,031       $  3,647       $  3,148       $  1,762
                                     ========       ========       ========       ========
Net income per common share:
  Basic                              $   0.18       $   0.32       $   0.28       $   0.16
                                     ========       ========       ========       ========
  Diluted                            $   0.18       $   0.32       $   0.28       $   0.16
                                     ========       ========       ========       ========
Average common shares outstanding:
  Basic                                11,295         11,296         11,298         11,301
                                     ========       ========       ========       ========
  Diluted                              11,321         11,322         11,324         11,327
                                     ========       ========       ========       ========

(1) In order to conform to industry practice, during 2004 the Company began to classify fuel surcharges charged to customers as revenue rather than as a reduction of operating supplies expense. This reclassification has no effect on net operating income, net income or earnings per share. The Company has made corresponding reclassifications to comparative periods shown.

                                                              2003
                                                       THREE MONTHS ENDED
                                     MARCH 31        JUNE 30    SEPTEMBER 30   DECEMBER 31
                                     -----------------------------------------------------
                                              (in thousands, except per share data)
Operating revenues (1)               $ 72,442       $ 77,137       $ 75,515       $ 75,944
Operating expenses (1)                 67,488         70,077         70,198         72,589
                                     --------       --------       --------       --------

Operating income                        4,954          7,060          5,317          3,355
Non-operating income                       10             59             70            137
Interest expense                          268            485            445            469
Income taxes                            1,878          2,587          1,977          1,363
                                     --------       --------       --------       --------
Net income                           $  2,818       $  4,047       $  2,965       $  1,660
                                     ========       ========       ========       ========
Net income per common share:
  Basic                              $   0.25       $   0.36       $   0.26       $   0.15
                                     ========       ========       ========       ========
  Diluted                            $   0.25       $   0.36       $   0.26       $   0.14
                                     ========       ========       ========       ========
Average common shares outstanding:
  Basic                                11,287         11,290         11,293         11,291
                                     ========       ========       ========       ========
  Diluted                              11,338         11,332         11,327         11,326
                                     ========       ========       ========       ========

(1) In order to conform to industry practice, during 2004 the Company began to classify fuel surcharges charged to customers as revenue rather than as a reduction of operating supplies expense. This reclassification has no effect on net operating income, net income or earnings per share. The Company has made corresponding reclassifications to comparative periods shown.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Annual Report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control -Integrated Framework, our management concluded that our internal control over financial reporting is effective as of December 31, 2004.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, who has issued an attestation report on managements assessment of the Company's internal control over financial reporting, as stated in their report which is included below.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
P.A.M. Transportation Services, Inc. and Subsidiaries

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that P.A.M. Transportation Services, Inc. and Subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 8, 2005 expressed an unqualified opinion on those financial statements.

/s/  DELOITTE & TOUCHE LLP
Little Rock, Arkansas
March 8, 2005


ITEM 9B.  OTHER INFORMATION.

None.

                                    PART III

Portions of the information required by Part III of Form 10-K are, pursuant to General Instruction G (3) of Form 10-K, incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held on May 26, 2005. We will, within 120 days of the end of our fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information responsive to this item, with the exception of the Audit Committee and Code of Ethics information presented below, is incorporated by reference from the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the proxy statement.

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of Thomas H. Cooke (committee chairman), Frank L. Conner, and Charles F. Wilkins. The Board of Directors has determined that Mr. Conner and Mr. Cooke, both members of the Audit Committee, are each qualified as an audit committee financial expert, as that term is defined in the rules of the Securities and Exchange Commission. Mr. Conner and Mr. Cooke are independent, as independence for audit committee members is defined in the listing standards of the Nasdaq Stock Market and the rules of the Securities and Exchange Commission.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics is posted on our website (www.pamt.com). We intend to post amendments to or waivers from our Code of Ethics, of the type referred to in Item 5.05 of Form 8-K, to the extent applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions, on our website.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes, as of December 31, 2004, information about compensation plans under which equity securities of the Company are authorized for issuance:

                                                                                   Number of securities
                             Number of securities to      Weighted-average         remaining available
                             be issued upon exercise      exercise price of        for future issuance
                             of outstanding options,      outstanding options,         under equity
       Plan Category          warrants and rights         warrants and rights       compensation plans
-------------------------------------------------------------------------------------------------------
  Equity Compensation Plans
  approved by Security Holders       313,500                     $20.70                     277,500

  Equity Compensation Plans
  not approved by Security
  Holders                              -0-                         -0-                         -0-


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

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Schedules.

    (1) Financial Statements:  See Part II, Item 8 hereof.

          Report of Independent Registered Public Accounting Firm
          Consolidated Balance Sheets - December 31, 2004 and 2003 Consolidated Statements of Income - Years ended
           December 31, 2004, 2003 and 2002
          Consolidated  Statements of Shareholders' Equity - Years ended
           December 31, 2004, 2003 and 2002
          Consolidated Statements of Cash Flows - Years ended
           December 31, 2004, 2003 and  2002
          Notes to Consolidated Financial Statements

    (2) Financial Statement Schedules.

          All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted as the required information is inapplicable, or because the information is presented in the consolidated financial statements or related notes.

    (3) Exhibits.

          The Exhibit Index filed with this Report and appearing immediately following the signatures in this Report is incorporated by reference in response to this Item.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    P.A.M. TRANSPORTATION SERVICES, INC.

Dated:  March 14, 2005         By:  /s/ Robert W. Weaver
                                    --------------------------
                                    ROBERT W. WEAVER
                                    President and Chief Executive Officer
                                    (principal executive officer)

Dated:  March 14, 2005         By:  /s/ Larry J. Goddard
                                    --------------------------
                                    LARRY J. GODDARD, Vice President-
                                    Finance, Chief Financial Officer,
                                    Secretary and Treasurer
                                    (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Dated:  March 14, 2005         By:  /s/ Robert W. Weaver
                                    --------------------------
                                    ROBERT W. WEAVER, President and Chief
                                    Executive Officer, Director

Dated:  March 14, 2005         By:  /s/ Matthew T. Moroun
                                    --------------------------
                                    MATTHEW T. MOROUN, Director

Dated:  March 14, 2005         By:  /s/ Daniel C. Sullivan
                                    --------------------------
                                    DANIEL C. SULLIVAN, Director

Dated:  March 14, 2005         By:  /s/ Charles F. Wilkins
                                    --------------------------
                                    CHARLES F. WILKINS, Director

Dated:  March 14, 2005         By:  /s/ Frederick P. Calderone
                                    --------------------------
                                    FREDERICK P. CALDERONE, Director

Dated:  March 14, 2005         By:  /s/ Manuel J. Moroun
                                    --------------------------
                                    MANUEL J. MOROUN, Director

Dated:  March 14, 2005         By:  /s/ Thomas H. Cooke
                                    --------------------------
                                    THOMAS H. COOKE, Director

Dated:  March 14, 2005         By:  /s/ Frank L. Conner
                                    --------------------------
                                    FRANK L. CONNER, Director

EXHIBIT INDEX

The following exhibits are filed with or incorporated by reference into this Report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Form S-1 Registration Statement under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986 ("1986 S-1"); (ii) the Annual Report on Form 10-K for the year ended December 31, 1987 ("1987 10-K"); (iii) the Annual Report on Form 10-K for the year ended December 31, 1992 ("1992 10-K"); (iv) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 ("6/30/94 10-Q"); (v) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 ("6/30/95 10-Q"); (vi) the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (9/30/96 10-Q);
(vii) the Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 10-K"); (viii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 ("6/30/98 10-Q"); (ix) the Form S-8 Registration Statement filed on June 11, 1999; (x) the Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 10-K"); (xi) the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 ("3/31/02 10-Q"); (xii) the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 ("9/30/2004 10-Q"); (xiii) the Form 8-K filed on January 25, 2005 ("01/25/2005 8-K") ; or (xiv) Form 8-K filed on March 7, 2005 ("03/07/2005 8-K").

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

*4.3.3      -  Guaranty Agreement of P.A.M. Transportation Services, Inc. dated June 27, 1995 in favor of
               First Tennessee Bank National Association respecting $10,000,000 line of credit (Exh. 4.1.4,
               6/30/95 10-Q)

*4.4        -  Second Amendment to Loan Agreement dated July 3, 1996 by and among P.A.M. Transport, Inc.,
               First Tennessee Bank National Association and P.A.M. Transportation Services, Inc., together with Promissory Note in the principal amount of $5,000,000 (Exh. 4.1.1, 9/30/96 10-Q)

*4.4.1      -  Second Amendment to Security Agreement dated July 3, 1996 by and between P.A.M. Transport,
               Inc. and First Tennessee National Bank Association (Exh. 4.1.2, 9/30/96 10-Q)

                                      -59-


*4.4.2      -  First Amendment to Security Agreement dated July 3, 1996 by and between Choctaw Express, Inc.
               and First Tennessee Bank National Association (Exh. 4.1.3, 9/30/96 10-Q)

*4.4.3      -  Security Agreement dated July 3, 1996 by and between Allen Freight Services, Inc. and First
               Tennessee Bank National Association (Exh. 4.1.4, 9/30/96 10-Q)

*4.5.1      -  Loan Agreement dated as of November 22, 2000 by and between P.A.M. Transport, Inc. and
               SunTrust Bank (Exh 4.5.1, 2001 10-K)

*4.5.2      -  Revolving Credit Note dated November 22, 2000 (Exh 4.5.2, 2001 10-K)

*4.5.3      -  Security Agreement by and between P.A.M. Transport, Inc. and SunTrust Bank (Exh 4.5.3,
               2001 10-K)

*4.5.4      -  First Amendment to Loan Agreement, Revolving Credit Note and Security Deposit (Exh 4.5.4,
               2001 10-K)

*10.1       -  Employment Agreement between the Registrant and Robert W. Weaver, effective July 1, 2002
               (Exh 10.1.1, 2001 10-K)

*10.1.1     -  New Employment Agreement between the Registrant and Robert W.  Weaver, effective
               July 1, 2004 (Exh 10.1, 01/25/2005 8-K)

*10.2       -  Employment Agreement between the Registrant and W. Clif Lawson, dated January 1, 2002
               (Exh 10.2, 2001 10-K)

 10.2.1     -  Memo exercising the Company's option to extend W. Clif Lawson's Employment Agreement by one year

*10.3       -  Employment Agreement between the Registrant and Larry J. Goddard, dated January 1, 2002
               (Exh 10.3, 2001 10-K)

 10.3.1     -  Memo exercising the Company's option to extend Larry J. Goddard's Employment Agreement by one year

*10.4       -  1995 Stock Option Plan, as Amended and Restated (Exh. 4.1, 6/11/99 S-8)

*10.4.1     -  Amendment to 1995 Stock Option Plan (Exh 10.1, 03/07/2005 8-K)

*10.5       -  Interest rate swap agreement, dated March 1, 2001 (Exh 10.5, 2001 10-K)

*10.6       -  Interest rate swap agreement dated June 1, 2001 (Exh 10.6, 2001 10-K)

*10.7       -  Employee Non-Qualified Stock Option Agreement (Exh 10.1, 9/30/2004 10-Q)

*10.8       -  Director Non-Qualified Stock Option Agreement (Exh 10.2, 9/30/2004 10-Q)

*10.9       -  Executive Officers and Certain Other Employees Incentive Compensation Plan,
               as amended (Exh 10.3, 9/30/2004 10-Q)

 21.1       -  Subsidiaries of the Registrant

 23.1       -  Consent of Deloitte & Touche LLP

 31.1       -  Rule 13a-14(a) Certification of Principal Executive Officer

 31.2       -  Rule 13a-14(a) Certification of Principal Financial Officer

 32.1       -  Section 1350 Certification of Chief Executive Officer

 32.2       -  Section 1350 Certification of Chief Financial Officer