Form 10-Q
period 2005-03-31
PAM TRANSPORTATION SERVICES INC
filed 2005-05-06
CIK 798287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005


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

Yes  [ X ]          No  [ _ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                        Outstanding at May 5, 2005
         -----                                        --------------------------
Common Stock, $.01 Par Value                                  11,137,307

                           PART I - FINANCIAL INFORMATION

                           Item 1.  Financial Statements

                      P.A.M. TRANSPORTATION SERVICES, INC.
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                         March 31,    December 31,
                                                           2005           2004
                                                           ----           ----
                                                       (unaudited)       (note)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                              $  17,886     $  19,659
  Accounts receivable-net:
   Trade                                                   53,336        47,926
   Other                                                    1,162         1,110
 Inventories                                                  907           913
 Prepaid expenses and deposits                             10,264        14,862
 Marketable equity securities available-for-sale            8,790         8,792
 Income taxes refundable                                      504           754
                                                        ---------     ---------
      Total current assets                                 92,849        94,016

PROPERTY AND EQUIPMENT:
 Land                                                       2,674         2,674
 Structures and improvements                                9,304         9,299
 Revenue equipment                                        245,040       238,750
 Office furniture and equipment                             6,401         6,449
                                                        ---------     ---------
      Total property and equipment                        263,419       257,172
 Accumulated depreciation                                 (85,446)      (83,029)
                                                        ---------     ---------
      Net property and equipment                          177,973       174,143

OTHER ASSETS:
 Goodwill                                                  15,413        15,413
 Non-compete agreements                                       567           654
 Other                                                      1,126         1,123
                                                        ---------     ---------
      Total other assets                                   17,106        17,190
                                                        ---------     ---------
TOTAL ASSETS                                            $ 287,928     $ 285,349
                                                        =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                       $  19,530     $  28,702
 Accrued expenses and other liabilities                    11,502         9,828
 Current maturities of long-term debt                       1,366         2,080
 Deferred income taxes-current                              6,996         7,162
                                                        ---------     ---------
      Total current liabilities                            39,394        47,772

 Long-term debt-less current portion                       29,354        23,225
 Deferred income taxes-less current portion                47,287        45,375
 Other                                                        384           434
                                                        ---------     ---------
      Total liabilities                                   116,419       116,806
                                                        ---------     ---------
SHAREHOLDERS' EQUITY:
Preferred Stock, $.01 par value:
     10,000,000 shares authorized; none issued
Common stock, $.01 par value:
     40,000,000 shares authorized; issued and
     outstanding- 11,310,207 at March 31, 2005,
     11,303,207 at December 31, 2004                          113           113
Additional paid-in capital                                 76,118        76,050
Accumulated other comprehensive income                      1,146         1,151
Retained earnings                                          94,132        91,229
                                                        ---------     ---------
      Total shareholders' equity                          171,509       168,543
                                                        ---------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 287,928     $ 285,349
                                                        =========     =========

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                     P.A.M. TRANSPORTATION SERVICES, INC.
                               AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)
                     (in thousands, except per share data)

                                                           Three Months Ended
                                                                March 31,
                                                           2005           2004
                                                           ----           ----
OPERATING REVENUES:
 Revenue, before fuel surcharge                         $  80,109     $  77,673
 Fuel surcharge                                             6,083         2,447
                                                        ---------     ---------
      Total operating revenues                             86,192        80,120
                                                        ---------     ---------

OPERATING EXPENSES AND COSTS:
 Salaries, wages, and benefits                             31,005        30,398
 Operating supplies and expenses                           22,653        18,377
 Rents and purchased transportation                         9,832         9,762
 Depreciation and amortization                              7,467         7,469
 Operating taxes and licenses                               3,954         4,011
 Insurance and claims                                       4,099         3,989
 Communications and utilities                                 699           708
 Other                                                      1,308         1,349
 Loss on sale or disposal of equipment                         17           259
                                                        ---------     ---------
      Total operating expenses and costs                   81,034        76,322
                                                        ---------     ---------
NET OPERATING INCOME                                        5,158         3,798

NON-OPERATING INCOME                                          191            93
INTEREST EXPENSE                                             (445)         (443)
                                                        ---------     ---------
NET INCOME BEFORE INCOME TAXES                              4,904         3,448

FEDERAL AND STATE INCOME TAXES:
 Current                                                      252           317
 Deferred                                                   1,749         1,100
                                                        ---------     ---------
      Total federal and state income taxes                  2,001         1,417
                                                        ---------     ---------
NET INCOME                                              $   2,903     $   2,031
                                                        =========     =========
EARNINGS PER COMMON SHARE:
 Basic                                                  $    0.26     $     .18
                                                        =========     =========
 Diluted                                                $    0.26     $     .18
                                                        =========     =========
AVERAGE COMMON SHARES OUTSTANDING:
 Basic                                                     11,305        11,295
                                                        =========     =========
 Diluted                                                   11,327        11,321
                                                        =========     =========
See notes to condensed consolidated financial statements.

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)
                                                           Three Months Ended
                                                                March 31,
                                                           2005           2004
                                                           ----           ----
OPERATING ACTIVITIES:
Net income                                              $   2,903     $   2,031
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                             7,467         7,469
  Bad debt expense (recovery)                                 134           (49)
  Non-compete agreement amortization-net of payments           38             -
  Provision for deferred income taxes                       1,749         1,100
  Loss on sale or disposal of equipment                        17           259
  Changes in operating assets and liabilities:
   Accounts receivable                                     (5,575)       (8,866)
   Prepaid expenses, inventories, and other assets          4,600        (3,565)
   Income taxes refundable                                    249           603
   Trade accounts payable                                 (10,409)       (4,557)
   Accrued expenses                                         1,674         1,238
                                                        ---------     ---------
Net cash provided by (used in) operating activities         2,847        (4,337)
                                                        ---------     ---------
INVESTING ACTIVITIES:
 Purchases of property and equipment                      (13,151)       (7,675)
 Proceeds from sale or disposal of equipment                3,283        10,792
 Purchase of marketable equity securities                    (216)          (86)
 Other                                                        (19)           21
                                                        ---------     ---------
Net cash (used in) provided by investing activities       (10,103)        3,052
                                                        ---------     ---------
FINANCING ACTIVITIES:
 Borrowings under line of credit                          102,178        85,583
 Repayments under line of credit                          (95,861)      (85,673)
 Borrowings of long-term debt                                   -         1,142
 Repayments of long-term debt                                (901)       (1,017)
 Other                                                         67            17
                                                        ---------     ---------
Net cash provided by financing activities                   5,483            52
                                                        ---------     ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  (1,773)       (1,233)

CASH AND CASH EQUIVALENTS-Beginning of period              19,659         3,064
                                                        ---------     ---------
CASH AND CASH EQUIVALENTS-End of period                 $  17,886     $   1,831
                                                        =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
 Cash paid during the period for:
  Interest                                              $     508     $     445
                                                        =========     =========
  Income taxes                                          $      23     $      46
                                                        =========     =========

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                             Accumulated
                                                               Additional       Other           Other
                                             Common Stock        Paid-In    Comprehensive   Comprehensive    Retained
                                           Shares     Amount     Capital     Income(Loss)    Income(Loss)    Earnings      Total
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2004               11,303      $113      $76,050                       $1,151        $91,229     $168,543

  Components of comprehensive income:
    Net income                                                                $  2,903                         2,903        2,903
    Other comprehensive income (loss)-
      Unrealized gain on hedge,
       net of tax of $86                                                           123            123                         123
      Unrealized loss on marketable
       securities, net of tax of $89                                              (128)          (128)                       (128)
                                                                              --------
    Total comprehensive income                                                $  2,898
                                                                              ========
    Exercise of stock options-
    shares issued including tax
    benefits                                    7                     68                                                       68
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2005                  11,310      $113      $76,118                       $1,146        $94,132     $171,509
=================================================================================================================================

See notes to condensed consolidated financial statements.

                       P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005

NOTE A:  BASIS  OF  PRESENTATION
--------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

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

These interest rate swap agreements meet the specific hedge accounting criteria. The measurement of hedge effectiveness is based upon a comparison of the floating-rate leg of the swap and the hedged floating-rate cash flows on the underlying liability. The effective portion of the cumulative gain or loss has been reported as a component of accumulated other comprehensive income in shareholders' equity and will be reclassified into current earnings by June 2, 2006, the latest termination date for all current swap agreements. The beginning balance of the net after tax deferred hedging loss in accumulated other comprehensive income ("AOCI") related to these swap agreements was approximately $301,000 and the ending balance as of March 31, 2005 was approximately $178,000. The change in AOCI related to these swap agreements during the current year was approximately $123,000. There were no reclassifications into earnings during the three month period ending March 31, 2005. Ineffectiveness related to these hedges was not significant.

In August 2000 and July 2001, the Company entered into agreements to obtain price protection and reduce a portion of our exposure to fuel price fluctuations. Under these agreements, we were obligated to purchase minimum amounts of diesel fuel per month, with a price protection component, for the six month periods ended March 31, 2001 and February 28, 2002. The agreements also provide that if during the 48 months commencing April 2001, the price of heating oil on the New York Mercantile Exchange ("NY MX HO") falls below $.58 per gallon, we are obligated to pay, for a maximum of twelve different months selected by the contract holder during such 48-month period, the difference between $.58 per gallon and NY MX HO average price, multiplied by 900,000 gallons. Accordingly, in any month in which the holder exercises such right, we would be obligated to pay the holder $9,000 for each cent by which $.58 exceeds the average NY MX HO price for that month. For example, the NY MX HO average price during February 2002 was approximately $.54, and if the holder were to exercise its payment right, we would be obligated to pay the holder approximately $36,000. In addition, if during any month in the twelve-month period commencing January 2005, the average NY MX HO is below $.58 per gallon, we will be obligated to pay the contract holder the difference between $.58 and the average NY MX HO price for such month, multiplied by 1,000,000 gallons. During March 2005, the average NY MX HO price was $1.54. The value of the agreements are periodically adjusted to fair value, as determined by obtaining an offer from the contract holder of the dollar amount required to terminate all future liability under the contracts, and as of March 31, 2005 the estimated fair value of $375,000 is included in accrued liabilities in the accompanying consolidated financial statements. For the three-month period ended March 31, 2005 an adjustment of $125,000 was made to reflect the decline in fair value of the agreements which had the effect of reducing operating supplies expense and other current liabilities each by $125,000 in the accompanying consolidated financial statements.

NOTE C:  RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------
In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123(R) , Share-Based Payment, ("SFAS No. 123(R)") which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS No. 123(R) was originally to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, with early adoption encouraged. Management is currently evaluating the possible future impact on the Company's financial position and results of operations.

In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS No. 123(R). The effective date of the new standard under these new rules for our consolidated financial statements is January 1, 2006.

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

NOTE D:  MARKETABLE SECURITIES
------------------------------
The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"). SFAS No. 115 requires companies to classify their investments as either trading, available-for-sale or held-to-maturity. The Company's investments in marketable securities are classified as available-for-sale and consist of equity securities. Management determines the appropriate classification of these securities at the time of purchase and re-evaluates such designation as of each balance sheet date. During the first three months of 2005 there were no sales or reclassifications of marketable securities. These securities are carried at fair value, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income in shareholders' equity. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in non-operating income. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in the determination of net income as gains (losses) on the sale of securities.

As of March 31, 2005, these equity securities had a combined original cost of approximately $6,554,000 and a combined fair market value of approximately $8,790,000. For the three months ended March 31, 2005, the Company had net unrealized losses in market value of approximately $128,000, net of deferred income taxes. These securities had gross unrealized gains of approximately $2,408,000 and gross unrealized losses of approximately $172,000. As of March
31, 2005, the total unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $1,324,000.

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

                                                          Three Months Ended
                                                              March 31,
                                                         2005           2004
                                                        -------        -------
                                                        (in thousands, except
                                                           per share data)
Net income                                              $ 2,903        $ 2,031

Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related tax effects          (74)           (74)
                                                        -------        -------
Pro forma net income                                    $ 2,829        $ 1,957
                                                        =======        =======
Earnings per share:
  Basic - as reported                                   $   .26        $   .18
  Basic - pro forma                                     $   .25        $   .17

  Diluted - as reported                                 $   .26        $   .18
  Diluted - pro forma                                   $   .25        $   .17

NOTE F:  SEGMENT INFORMATION
----------------------------
The Company considers the guidance provided by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), in its identification of operating segments. The Company has determined that it has total of eight operating segments whose primary operations can be characterized as either Truckload Services or Brokerage and Logistics Services, however in accordance with the aggregation criteria provided by SFAS No. 131 the Company has determined that the operations of the eight operating segments can be aggregated into a single reporting segment, motor carrier operations. For the quarter ending March 31, 2005 and 2004, Truckload Services revenues, before fuel surcharges, were $70,080,375 and $67,129,377, respectively, and Brokerage and Logistics Services revenues, before fuel surcharges, were $10,028,100 and $10,544,059, respectively. The combined revenues, before fuel surcharges, for the quarter ending March 31, 2005 and 2004, were $80,108,475 and $77,673,436, respectively.

NOTE G:  SUBSEQUENT  EVENTS
---------------------------
On April 11, 2005 the Company issued a press release announcing its Board of Directors authorization for the purchase of up to 600,000 shares of the Company's common stock over the next six months. On May 3, 2005 the Company entered into a privately negotiated transaction to repurchase 172,900 shares of its common stock at a cost of $2,901,262.

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

Revenue Recognition. Revenue is recognized in full upon completion of delivery to the receiver's location. For freight in transit at the end of a reporting period, the Company recognizes revenue prorata based on relative transit miles completed as a portion of the estimated total transit miles. Expenses are recognized as incurred.

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

Business Segment and Concentrations of Credit Risk. The Company operates in one reporting segment, motor carrier operations. The Company provides transportation services to customers throughout the United States and portions of Canada and Mexico. The Company performs ongoing credit evaluations and generally does not require collateral from its customers. The Company maintains reserves for potential credit losses. In view of the concentration of the Company's revenues and accounts receivable among a limited number of customers within the automobile industry, the financial health of this industry is a factor in the Company's overall evaluation of accounts receivable.

Business Combinations and Goodwill. Upon acquisition of an entity, the cost of the acquired entity must be allocated to assets and liabilities acquired. Identification of intangible assets, if any, that meet certain recognition criteria is necessary. This identification and subsequent valuation requires significant judgments. The carrying value of goodwill was tested for impairment on December 31, 2004 and the Company determined that there was no impairment.

BUSINESS OVERVIEW
-----------------
The Company's administrative headquarters are in Tontitown, Arkansas. From this location we manage operations conducted through wholly owned subsidiaries based in various locations around the United States and Canada. The operations of these subsidiaries can generally be classified into either truckload services or brokerage and logistics services. Truckload services include those transportation services in which we utilize company owned tractors or owner-operator owned tractors. Brokerage and logistics services consist of services such as transportation and other value added services related to the transportation of freight which may or may not involve the usage of company owned or owner-operator owned equipment. Both our truckload operations and our brokerage/logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. All of the Company's operations are in the motor carrier reporting segment.

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 87.5% and 86.4% of total revenues, excluding fuel surcharges for the three months ended March 31, 2005 and 2004, respectively.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ending March 31, 2005 and 2004, approximately $6.1 million and $2.4 million, respectively, of the Company's total revenue was generated from fuel surcharges.

We also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS - TRUCKLOAD SERVICES
------------------------------------------
The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Operating supplies expense, which includes fuel costs, are shown net of fuel surcharges.

                                                          Three Months Ended
                                                               March 31,
                                                            2005      2004
                                                            ----      ----
Operating revenues, before fuel surcharge                  100.0%    100.0%
                                                           ------    ------
Operating expenses:
  Salaries, wages and benefits                              43.5      44.5
  Operating supplies (1)                                    23.9      23.9
  Rent and purchased transportation                          1.1       0.6
  Depreciation and amortization                             10.6      11.1
  Operating taxes and licenses                               5.7       6.0
  Insurance and claims                                       5.9       6.0
  Communications and utilities                               0.9       1.0
  Other                                                      1.6       1.7
  Loss on sale or disposal of property                       0.1       0.4
                                                          ------    ------
Total operating expenses                                    93.3      95.2
                                                          ------    ------
Operating income                                             6.7       4.8
Non-operating income                                         0.3       0.1
Interest expense                                            (0.5)     (0.5)
                                                          ------    ------
Income before income taxes                                   6.5       4.4
                                                          ------    ------
-----------------------------
(1) Net of fuel surcharges.

THREE MONTHS ENDED MARCH 31, 2005 VS. THREE MONTHS ENDED MARCH 31, 2004

For the quarter ended March 31, 2005, truckload services revenues, before fuel surcharges, increased 4.4% to $70.1 million as compared to $67.1 million for the quarter ended March 31, 2004. The increase was due to a 10.9% increase in the average rate per total mile from $1.10 during the first quarter of 2004 to $1.22 during the first quarter of 2005. The revenue growth attributable to the increase in average rate per mile was partially offset by a 5.9% reduction in total miles traveled from 61,128,365 during the first three months of 2004 to 57,519,631 miles during the first three months of 2005.

Salaries, wages and benefits decreased from 44.5% of revenues, before fuel surcharges, in the first quarter of 2004 to 43.5% of revenues, before fuel surcharges, in the first quarter of 2005. The decrease relates primarily to a decrease in driver lease expense as the average number of owner operators under contract decreased from 99 in the first quarter of 2004 to 74 in the first quarter of 2005 and to a decrease in amounts expensed for workers compensation coverage as the Company continues to benefit from the restructuring of workers compensation plans. The decrease associated with driver lease expense was partially offset by an increase in amounts paid to the corresponding company driver replacement, and in other costs normally absorbed by the owner operator such as repairs and fuel.

Rent and purchased transportation increased from 0.6% of revenues, before fuel surcharges, in the first quarter of 2004 to 1.1% of revenues, before fuel surcharges in the first quarter of 2005. The increase relates primarily to an increase in amounts paid to third party transportation companies for intermodal services.

Depreciation and amortization decreased from 11.1% of revenues, before fuel surcharges, in the first quarter of 2004 to 10.6% of revenues, before fuel surcharges, in the first quarter of 2005. This decrease as a percentage of revenues is the result of the interaction of higher revenues as a result of an increased rate per mile charged to customers and the fixed cost nature of depreciation expense.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased to 93.3% for the first quarter of 2005 from 95.2% for the first quarter of 2004.

RESULTS OF OPERATIONS - LOGISTICS AND BROKERAGE SERVICES
--------------------------------------------------------
The following table sets forth, for logistics and brokerage services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Brokerage service operations occur specifically in certain divisions; however, brokerage operations occur throughout the Company in similar operations having substantially similar economic characteristics. Rent and purchased transportation, which includes costs paid to third party carriers, are shown net of fuel surcharges.

                                                          Three Months Ended
                                                               March 31,
                                                            2005      2004
                                                            ----      ----
Operating revenues, before fuel surcharge                  100.0%    100.0%
                                                           ------    ------
Operating expenses:
  Salaries, wages and benefits                               5.0       5.1
  Operating supplies                                         0.0       0.0
  Rent and purchased transportation (1)                     88.2      87.4
  Depreciation and amortization                              0.3       0.3
  Operating taxes and licenses                               0.0       0.0
  Insurance and claims                                       0.1       0.1
  Communications and utilities                               0.4       0.4
  Other                                                      1.7       1.6
  Loss on sale or disposal of property                       0.0       0.0
                                                          ------    ------
Total operating expenses                                    95.7      94.9
                                                          ------    ------
Operating income                                             4.3       5.1
Non-operating income                                         0.0       0.0
Interest expense                                            (0.6)     (0.6)
                                                          ------    ------
Income before income taxes                                   3.7       4.5
                                                          ------    ------
-----------------------------
(1) Net of fuel surcharges.

THREE MONTHS ENDED MARCH 31, 2005 VS. THREE MONTHS ENDED MARCH 31, 2004

For the quarter ended March 31, 2005, logistics and brokerage services revenues, before fuel surcharges, decreased 4.9% to $10.0 million as compared to $10.5 million for the quarter ended March 31, 2004. The decrease was primarily due to a 5.5% decrease in the number of loads serviced during the first three months of 2005 as compared to the first three months of 2004.

Rent and purchased transportation increased from 87.4% of revenues, before fuel surcharges, in the first quarter of 2004 to 88.2% of revenues, before fuel surcharges, in the first quarter of 2005. The increase relates to an increase in amounts charged by third party logistics and brokerage service providers as a result of higher fuel costs.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased to 95.7% for the first quarter of 2005 from 94.9% for the first quarter of 2004.

RESULTS OF OPERATIONS - COMBINED SERVICES
-----------------------------------------
The increase in the combined income before income taxes to $4.9 million from $3.4 million, respectively, for the three month period ended March 31, 2005 and 2004 resulted in an increase in the provision for income taxes from $1.4 million for the first quarter of 2004 to $2.0 million for the first quarter of 2005.

Net income for all divisions increased to $2.9 million, or 3.6% of revenues, in the first quarter of 2005 from $2.0 million, or 2.6% of revenues in the first quarter of 2004. The increase in net income resulted in an increase in diluted net income per share to $.26 in the first quarter of 2005 from $.18 in the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The growth of our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our line of credit.

During the first three months of 2005, the Company generated $2.8 million of cash from operating activities. Investing activities used $10.1 million in cash in the first three months of 2005. Financing activities provided $5.5 million in the first three months of 2005.

Our primary use of funds is for the purchase of revenue equipment. We typically use our existing lines of credit, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first three months of 2005 we utilized cash on hand and our lines of credit to finance revenue equipment purchases of approximately $13.1 million.

Occasionally we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 48 months, however as of March 31, 2005, we had no outstanding indebtedness under such installment notes.

In order to maintain our tractor fleet count it is often necessary to purchase replacement tractors and place them in service before trade units are removed from service. The timing difference created during this process often requires the Company to pay for new units without any reduction in price for trade units. In this situation, the Company later receives payment for the trade units as they are delivered to the equipment vendor and have passed vendor inspection. During the three months ended March 31, 2005, the Company received approximately $1.6 million for tractors delivered for trade.

During the remainder of 2005, we expect to purchase approximately 460 new tractors and approximately 375 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $27.5 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

We maintain a $20.0 million revolving line of credit and a $30.0 million revolving line of credit (Line A and Line B, respectively) with separate financial institutions. Amounts outstanding under Line A bear interest at LIBOR (determined as of the first day of each month) plus 1.40%, are secured by our accounts receivable and mature on May 31, 2006. At March 31, 2005, $6.6 million, including $.3 million in letters of credit were outstanding under Line A with availability to borrow $13.4 million. Amounts outstanding under Line B bear interest at LIBOR (determined on the last day of the previous month) plus 1.15%, are secured by revenue equipment and mature on June 30, 2006. At March 31, 2005, $27.3 million, including $7.3 million in letters of credit were outstanding under Line B with availability to borrow $2.7 million. In an effort to reduce interest rate risk associated with these floating rate facilities, we have entered into interest rate swap agreements in an aggregate notional amount of $20.0 million. For additional information regarding the interest rate swap agreements, see Note B to the condensed consolidated financial statements.

Trade accounts receivable at March 31, 2005 increased approximately $5.4 million from December 31, 2004. Certain of the Company's largest customers regularly schedule plant shutdowns for various periods during December and the volume of freight we ship is reduced during such scheduled shutdowns. This reduction in freight volume results in a reduction in accounts receivable at the end of each year.

Prepaid expenses and deposits at March 31, 2005 decreased approximately $4.6 million as compared to December 31, 2004. The decrease reflects the amortization of prepaid tractor and trailer license fees and auto liability insurance premiums. In December 2004 approximately $3.0 million of the 2005 license fees and approximately $5.0 million of the 2005 auto liability insurance premiums were paid in advance. These prepaid expenses will be amortized to expense through the remainder of the year.

Accounts payable at March 31, 2005 decreased approximately $9.2 million as compared to December 31, 2004. The decrease is primarily related to a decrease in the amount of bank drafts outstanding in excess of bank balance as compared to bank drafts outstanding at December 31, 2004. As of March 31, 2005 bank drafts of approximately $4.5 million were reclassified to accounts payable as compared to approximately $16.5 million reclassified as of December 31, 2004. The net decrease also reflects the increase of approximately $1.5 million in amounts accrued for the payment of revenue equipment placed in service but not yet invoiced by the equipment vendor and an increase of approximately $1.3 million in amounts accrued for fuel purchases and third party equipment repair costs.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------
See Note C to the condensed consolidated financial statements for a description of the most recent accounting pronouncements and their impact, if any, on the Company.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
--------------------------------------------------------------------
Our primary market risk exposures include equity price risk, interest rate risk, and commodity price risk (the price paid to obtain diesel fuel for our tractors). The potential adverse impact of these risks and the general strategies we employ to manage such risks are discussed below.

The following sensitivity analyses do not consider the effects that an adverse change may have on the overall economy nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results of changes in prices or rates may differ materially from the hypothetical results described below.

EQUITY PRICE RISK

We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities remained constant at $8.8 million at March 31, 2005 when compared to December 31, 2004. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $880,000. For additional information with respect to the marketable equity securities, see Note D to our condensed consolidated financial statements.

INTEREST RATE RISK

Our two lines of credit each bear interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are effected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the lines of credit. In an effort to manage the risks associated with changing interest rates, we entered into interest rate swap agreements effective February 28, 2001 and May 31, 2001, on notional amounts of $15,000,000 and $5,000,000, respectively. The "pay fixed rates" under the $15,000,000 and $5,000,000 swap agreements are 5.08% and 4.83%, respectively. The "receive floating rate" for both swap agreements is "1-month" LIBOR. These interest rate swap agreements terminate on March 2, 2006 and June 2, 2006, respectively. Assuming $20.0 million of variable rate debt was outstanding under Line "A" and not covered by the hedge agreement for a full fiscal year, a hypothetical 100 basis point increase in LIBOR would result in approximately $200,000 of additional interest expense, net of the effect of the swap agreements. For additional information with respect to the interest rate swap agreements, see Note B to our condensed consolidated financial statements.

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

In August 2000 and July 2001, the Company entered into agreements to obtain price protection and reduce a portion of our exposure to fuel price fluctuations. Under these agreements, we were obligated to purchase minimum amounts of diesel fuel per month, with a price protection component, for the six month periods ended March 31, 2001 and February 28, 2002. The agreements also provide that if during the 48 months commencing April 2001, the price of heating oil on the New York Mercantile Exchange ("NY MX HO") falls below $.58 per gallon, we are obligated to pay, for a maximum of twelve different months selected by the contract holder during such 48-month period, the difference between $.58 per gallon and NY MX HO average price, multiplied by 900,000 gallons. Accordingly, in any month in which the holder exercises such right, we would be obligated to pay the holder $9,000 for each cent by which $.58 exceeds the average NY MX HO price for that month. For example, the NY MX HO average price during February 2002 was approximately $.54, and if the holder were to exercise its payment right, we would be obligated to pay the holder approximately $36,000. In addition, if during any month in the twelve-month period commencing January 2005, the average NY MX HO is below $.58 per gallon, we will be obligated to pay the contract holder the difference between $.58 and the average NY MX HO price for such month, multiplied by 1,000,000 gallons. During March 2005, the average NY MX HO price was $1.54. The value of the agreements are periodically adjusted to fair value, as determined by obtaining an offer from the contract holder of the dollar amount required to terminate all future liability under the contracts, and as of March 31, 2005 the estimated fair value of $375,000 is included in accrued liabilities in the accompanying consolidated financial statements. For the three-month period ended March 31, 2005 an adjustment of $125,000 was made to reflect the decline in fair value of the agreements which had the effect of reducing operating supplies expense and other current liabilities each by $125,000 in the accompanying consolidated financial statements. For additional information with respect to this agreement, see Note B to our condensed consolidated financial statements.

Item 4.  Controls and Procedures.
---------------------------------
Evaluation of disclosure controls and procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management evaluated, with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2005. Based upon that evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2005 so that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls over financial reporting.

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                         PART II.  OTHER INFORMATION
                         ---------------------------



Item 1.  Legal Proceedings
--------------------------
The nature of the our business routinely results in litigation, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. We believe that an unfavorable outcome in one or more of those cases would not have a material adverse effect on our financial condition.


Item 6.  Exhibits
-----------------

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



                                   P.A.M. TRANSPORTATION SERVICES, INC.


Dated:   May 5, 2005               By: /s/ Robert W. Weaver
                                   ---------------------------------
                                   Robert W. Weaver
                                   President and Chief Executive Officer
                                   (principal executive officer)


Dated:   May 5, 2005               By: /s/ Larry J. Goddard
                                   ---------------------------------
                                   Larry J. Goddard
                                   Vice President-Finance, Chief Financial
                                   Officer, Secretary and Treasurer
                                   (principal accounting and financial officer)

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