Form 10-Q
period 2005-06-30
PAM TRANSPORTATION SERVICES INC
filed 2005-08-04
CIK 798287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005


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

            297 West Henri De Tonti Blvd, Tontitown, Arkansas 72770
            -------------------------------------------------------
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

Yes  [ X ]          No  [ _ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                      Outstanding at July 29, 2005
         -----                                      ----------------------------
Common Stock, $.01 Par Value                                 10,896,407

                         PART I - FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                      P.A.M. TRANSPORTATION SERVICES, INC.
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                          June 30,    December 31,
                                                           2005          2004
                                                           ----          ----
                                                       (unaudited)    (see note)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                              $   3,256     $  19,659
  Accounts receivable-net:
   Trade                                                   60,459        47,926
   Other                                                    1,376         1,110
 Inventories                                                  749           913
 Prepaid expenses and deposits                              8,539        14,862
 Marketable equity securities available-for-sale            9,611         8,792
 Income taxes refundable                                      632           754
                                                        ---------     ---------
      Total current assets                                 84,622        94,016

PROPERTY AND EQUIPMENT:
 Land                                                       2,674         2,674
 Structures and improvements                                9,308         9,299
 Revenue equipment                                        252,494       238,750
 Office furniture and equipment                             6,449         6,449
                                                        ---------     ---------
      Total property and equipment                        270,925       257,172
 Accumulated depreciation                                 (88,848)      (83,029)
                                                        ---------     ---------
      Net property and equipment                          182,077       174,143

OTHER ASSETS:
 Goodwill                                                  15,413        15,413
 Non-compete agreements                                       517           654
 Other                                                      1,111         1,123
                                                        ---------     ---------
      Total other assets                                   17,041        17,190
                                                        ---------     ---------
TOTAL ASSETS                                            $ 283,740     $ 285,349
                                                        =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                       $  22,343     $  28,702
 Accrued expenses and other liabilities                    11,434         9,828
 Current maturities of long-term debt                         853         2,080
 Deferred income taxes-current                              7,316         7,162
                                                        ---------     ---------
      Total current liabilities                            41,946        47,772

 Long-term debt-less current portion                       24,076        23,225
 Deferred income taxes-less current portion                49,125        45,375
 Other                                                        334           434
                                                        ---------     ---------
      Total liabilities                                   115,481       116,806
                                                        ---------     ---------
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value:
     10,000,000 shares authorized; none issued
Common stock, $.01 par value:
     40,000,000 shares authorized; issued and
     outstanding- 10,896,407 at June 30, 2005,
     11,303,207 at December 31, 2004                          113           113
Additional paid-in capital                                 76,412        76,050
Accumulated other comprehensive income                      1,382         1,151
Treasury stock, at cost; 445,800 shares                    (7,460)            -
Retained earnings                                          97,812        91,229
                                                        ---------     ---------
      Total shareholders' equity                          168,259       168,543
                                                        ---------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 283,740     $ 285,349
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

                                  P.A.M. TRANSPORTATION SERVICES, INC.
                                            AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (unaudited)
                                  (in thousands, except per share data)


                                                     Three Months Ended             Six Months Ended
                                                          June 30,                       June 30,
                                                    2005           2004            2005           2004
                                                    ----           ----            ----           ----
OPERATING REVENUES:
 Revenue, before fuel surcharge                  $  83,321      $  79,071       $ 163,430      $ 156,744
 Fuel surcharge                                      7,706          3,213          13,789          5,660
                                                 ---------      ---------       ---------      ---------
                                                    91,027         82,284         177,219        162,404
                                                 ---------      ---------       ---------      ---------
OPERATING EXPENSES AND COSTS:
 Salaries, wages, and benefits                      31,645         29,640          62,650         60,038
 Operating supplies and expenses                    25,114         18,588          47,768         36,964
 Rents and purchased transportation                  9,424         10,010          19,256         19,772
 Depreciation and amortization                       7,656          7,416          15,122         14,885
 Operating taxes and licenses                        4,050          3,945           8,004          7,956
 Insurance and claims                                4,532          3,904           8,631          7,892
 Communications and utilities                          643            658           1,342          1,366
 Other                                               1,359          1,555           2,667          2,904
 Loss on sale or disposal of equipment                  56             18              74            278
                                                 ---------      ---------       ---------      ---------
      Total operating expenses and costs            84,479         75,734         165,514        152,055
                                                 ---------      ---------       ---------      ---------
NET OPERATING INCOME                                 6,548          6,550          11,705         10,349

NON-OPERATING INCOME                                   108             93             299            155
INTEREST EXPENSE                                      (474)          (442)           (918)          (854)
                                                 ---------      ---------       ---------      ---------
NET INCOME BEFORE INCOME TAXES                       6,182          6,201          11,086          9,650

FEDERAL AND STATE INCOME TAXES:
 Current                                               498            319             750            637
 Deferred                                            2,004          2,235           3,753          3,335
                                                 ---------      ---------       ---------      ---------
      Total federal and state income taxes           2,502          2,554           4,503          3,972
                                                 ---------      ---------       ---------      ---------
NET INCOME                                       $   3,680      $   3,647       $   6,583      $   5,678
                                                 =========      =========       =========      =========
EARNINGS PER COMMON SHARE:
 Basic                                           $    0.33      $    0.32       $    0.59      $    0.50
                                                 =========      =========       =========      =========
 Diluted                                         $    0.33      $    0.32       $    0.59      $    0.50
                                                 =========      =========       =========      =========
AVERAGE COMMON SHARES OUTSTANDING:
 Basic                                              11,114         11,296          11,209         11,296
                                                 =========      =========       =========      =========
 Diluted                                            11,130         11,322          11,227         11,322
                                                 =========      =========       =========      =========
See notes to condensed consolidated financial statements.

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)
                                                            Six Months Ended
                                                                 June 30,
                                                           2005           2004
                                                           ----           ----
OPERATING ACTIVITIES:
Net income                                              $   6,583     $   5,678
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                            15,122        14,885
  Bad debt expense                                            257            79
  Non-compete agreement amortization-net of payments           38             -
  Provision for deferred income taxes                       3,753         3,335
  Loss on sale or disposal of equipment                        74           278
  Changes in operating assets and liabilities:
   Accounts receivable                                    (13,035)       (6,367)
   Prepaid expenses, inventories, and other assets          6,499        (3,563)
   Income taxes refundable                                    122           534
   Trade accounts payable                                  (6,208)         (186)
   Accrued expenses                                         1,607           740
                                                        ---------     ---------
Net cash provided by operating activities                  14,812        15,413
                                                        ---------     ---------
INVESTING ACTIVITIES:
 Purchases of property and equipment                      (30,436)      (19,109)
 Proceeds from sale or disposal of equipment                7,448        16,900
 Purchase of marketable equity securities                    (733)         (153)
 Other                                                        (20)           35
                                                        ---------     ---------
Net cash used in investing activities                     (23,741)       (2,327)
                                                        ---------     ---------
FINANCING ACTIVITIES:
 Borrowings under line of credit                          201,856       171,463
 Repayments under line of credit                         (200,644)     (174,331)
 Borrowings of long-term debt                                   -         2,304
 Repayments of long-term debt                              (1,587)       (2,585)
 Repurchases of common stock                               (7,460)            -
 Other                                                        361            17
                                                        ---------     ---------
Net cash used in financing activities                      (7,474)       (3,132)
                                                        ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (16,403)        9,954

CASH AND CASH EQUIVALENTS-Beginning of period              19,659         3,064
                                                        ---------     ---------
CASH AND CASH EQUIVALENTS-End of period                 $   3,256     $  13,018
                                                        =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
 Cash paid during the period for:
  Interest                                              $     969     $     873
                                                        =========     =========
  Income taxes                                          $     750     $     518
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

                                                 P.A.M. TRANSPORTATION SERVICES, INC.
                                                          AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                            (unaudited)
                                                           (in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    Accumulated
                                                         Additional     Other          Other
                                          Common Stock     Paid-In  Comprehensive  Comprehensive   Treasury    Retained
                                        Shares    Amount   Capital   Income(Loss)   Income(Loss)    Stock      Earnings     Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2004            11,303     $113    $76,050                     $1,151                   $91,229    $168,543

Components of comprehensive income:
  Net income                                                           $  6,583                                   6,583       6,583
   Other comprehensive income (loss)-
    Unrealized gain on hedge,
     net of tax of $120                                                     175           175                                   175
    Unrealized gain on marketable
     securities, net of tax of $30                                           56            56                                    56
                                                                       --------
   Total comprehensive income                                          $  6,814
                                                                       ========

  Treasury stock repurchases             (446)                                                     $(7,460)                  (7,460)

  Exercise of stock options-
  shares issued including tax
  benefits                                 39                  362                                                              362
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2005               10,896      $113    $76,412                     $1,382      $(7,460)     $97,812    $168,259
====================================================================================================================================

See notes to condensed consolidated financial statements.

                       P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 2005

NOTE A:  BASIS  OF  PRESENTATION
--------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

NOTE B:  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
----------------------------------------------------------------
Effective February 28, 2001, the Company entered into an interest rate swap agreement on a notional amount of $15,000,000. The pay fixed rate under the swap is 5.08%, while the receive floating rate is "1-month" LIBOR. This interest rate swap agreement terminates on March 2, 2006. Effective May 31, 2001, the Company entered into an interest rate swap agreement on a notional amount of $5,000,000. The pay fixed rate under the swap is 4.83%, while the receive floating rate is "1-month" LIBOR. This interest rate swap agreement terminates on June 2, 2006.

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

These interest rate swap agreements meet the specific hedge accounting criteria. The measurement of hedge effectiveness is based upon a comparison of the floating-rate leg of the swap and the hedged floating-rate cash flows on the underlying liability. The effective portion of the cumulative gain or loss has been reported as a component of accumulated other comprehensive income in shareholders' equity and will be reclassified into current earnings by June 2, 2006, the latest termination date for all current swap agreements. The December 31, 2004 balance of the net after tax deferred hedging loss in accumulated other comprehensive income ("AOCI") related to these swap agreements was approximately $301,000 and the ending balance as of June 30, 2005 was approximately $126,000. The change in AOCI related to these swap agreements during the current year was approximately $175,000. As of June 30, 2005 the fair value of approximately $213,000 is included in accrued liabilities in the accompanying consolidated financial statements. Ineffectiveness related to these hedges was not significant.

In July 2001, the Company entered into an agreement to obtain price protection and reduce a portion of our exposure to fuel price fluctuations. Under this agreement, we were obligated to purchase a minimum amount of diesel fuel per month, with a price protection component, for the six month period ended February 28, 2002. The agreement also provided that if during the twelve-month period commencing January 2005, the average NY MX HO is below $.58 per gallon, we will be obligated to pay the contract holder the difference between $.58 and the average NY MX HO price for such month, multiplied by 1,000,000 gallons.
During June 2005, the average NY MX HO price was $1.62. The value of the agreement is periodically adjusted to fair value, as determined by obtaining an offer from the contract holder of the dollar amount required to terminate all future liability under the contract, and as of June 30, 2005 the estimated fair value of $250,000 is included in accrued liabilities in the accompanying consolidated financial statements. For the three and six month period ended June 30, 2005 an adjustment of $125,000 and $250,000, respectively was made to reflect the decline in fair value of the agreement which had the effect of reducing operating supplies expense and other current liabilities each by $125,000 and $250,000 during each respective period in the accompanying consolidated financial statements.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets-an amendment to APB Opinion No. 29 ("SFAS No. 153"). This statement amends Accounting Principles Board Opinion No. 29 ("APB No. 29") to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this statement did not have a material effect on the Company's consolidated financial statements.

NOTE D:  MARKETABLE SECURITIES
------------------------------
The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"). SFAS No. 115 requires companies to classify their investments as either trading, available-for-sale or held-to-maturity. The Company's investments in marketable securities are classified as available-for-sale and consist of equity securities. Management determines the appropriate classification of these securities at the time of purchase and re-evaluates such designation as of each balance sheet date. During the first six months of 2005 there were no sales or reclassifications of marketable securities. These securities are carried at fair value, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income in shareholders' equity. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in non-operating income. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in the determination of net income as gains (losses) on the sale of securities.

As of June 30, 2005, these equity securities had a combined original cost of approximately $7,071,000 and a combined fair market value of approximately $9,611,000. For the six months ended June 30, 2005, the Company had net unrealized gains in market value of approximately $56,000, net of deferred income taxes. These securities had gross unrealized gains of approximately $2,680,000 and gross unrealized losses of approximately $140,000. As of June 30, 2005, the total unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $1,508,000.

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

                                                          Three Months Ended             Six Months Ended
                                                               June 30,                      June 30,
                                                         2005           2004           2005           2004
                                                        -------        -------        -------        -------
                                                                (in thousands, except per share data)
Net income                                              $ 3,680        $ 3,647        $ 6,583        $ 5,678

Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related tax effects          (74)           (74)          (148)          (148)
                                                        -------        -------        -------        -------
Pro forma net income                                    $ 3,606        $ 3,573        $ 6,435        $ 5,530
                                                        =======        =======        =======        =======
Earnings per share:
  Basic - as reported                                   $   .33        $   .32        $   .59        $   .50
  Basic - pro forma                                     $   .32        $   .32        $   .57        $   .49

  Diluted - as reported                                 $   .33        $   .32        $   .59        $   .50
  Diluted - pro forma                                   $   .32        $   .32        $   .57        $   .49

NOTE F:  SEGMENT INFORMATION
----------------------------
The Company considers the guidance provided by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), in its identification of operating segments. The Company has determined that it has a total of eight operating segments whose primary operations can be characterized as either Truckload Services or Brokerage and Logistics Services, however in accordance with the aggregation criteria provided by SFAS No. 131 the Company has determined that the operations of the eight operating segments can be aggregated into a single reporting segment, motor carrier operations. Truckload Services revenues and Brokerage and Logistics Services revenues, each before fuel surcharges, for the three and six months ending June 30, 2005 and 2004 were as follows:

                                           Three Months Ended June 30,                    Six Months Ended June 30,
                                            2005                 2004                     2005                 2004
                                     -----------------    -----------------      ------------------    ------------------
                                       Amount      %        Amount      %           Amount      %         Amount      %
                                     ----------  -----    ----------  -----      -----------  -----    -----------  -----
Truckload Services revenues (1)     $73,433,867   88.1   $68,197,240   86.2     $143,514,242   87.8   $135,326,616   86.3

Brokerage and Logistics
 Services revenues (1)                9,887,573   11.9    10,873,483   13.8       19,915,673   12.2     21,417,542   13.7
                                     ----------  -----    ----------  -----      -----------  -----    -----------  -----
  Total revenues (1)                $83,321,440  100.0   $79,070,723  100.0     $163,429,915  100.0   $156,744,158  100.0
                                     ==========  =====    ==========  =====      ===========  =====    ===========  =====


------------------------------
(1) Before fuel surcharges.

NOTE G:  TREASURY STOCK
-----------------------
On April 11, 2005, the Company announced that its Board of Directors had authorized the Company to repurchase up to 600,000 shares of its common stock during the six month period ending October 11, 2005. During the three months ended June 30, 2005, the Company repurchased 445,800 shares of its common stock. The Company accounts for Treasury stock using the cost method and as of June 30, 2005, 445,800 shares were held in the treasury at an aggregate cost of $7,459,938.


NOTE H:  COMPREHENSIVE INCOME
-----------------------------
Comprehensive income was comprised of net income plus or minus market value adjustments related to our interest rate swap agreements and marketable securities. The components of comprehensive income were as follows:

                                                       Three Months Ended       Six Months Ended
                                                            June 30,                June 30,
                                                        2005        2004        2005        2004
                                                        ----        ----        ----        ----
Net income                                            $ 3,680     $ 3,647     $ 6,583     $ 5,678

Other comprehensive income (loss):
 Reclassification adjustment for losses (gains) on
  derivative instruments included in net income
  accounted for as hedges, net of income taxes             65         120         143         238
 Change in fair value of interest rate
  swap agreements, net of income taxes                    (13)        206          32          74
 Change in fair value of marketable
  securities, net of income taxes                         184         (17)         56          (9)
                                                      -------     -------     -------     -------
 Total comprehensive income                           $ 3,916     $ 3,956     $ 6,814     $ 5,981
                                                      =======     =======     =======     =======

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

BUSINESS OVERVIEW
-----------------
The Company's administrative headquarters are in Tontitown, Arkansas. From this location, we manage operations conducted through wholly owned subsidiaries based in various locations around the United States and Canada. The operations of these subsidiaries can generally be classified into either truckload services or brokerage and logistics services. Truckload services include those transportation services in which we utilize company owned tractors or owner-operator owned tractors. Brokerage and logistics services consist of services such as transportation and other value added services related to the transportation of freight which may or may not involve the usage of company owned or owner-operator owned equipment. Both our truckload operations and our brokerage/logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. All of the Company's operations are in the motor carrier reporting segment.

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. For the three and six month period ended June 30, 2005, truckload services revenues, excluding fuel surcharges, represented 88.1% and 87.8% of total revenues, excluding fuel surcharges, with remaining revenues, excluding fuel surcharges, being generated by our brokerage and logistics services. For the three and six month period ended June 30, 2004, truckload services revenues, excluding fuel surcharges, represented 86.2% and 86.3% of total revenues, excluding fuel surcharges, with remaining revenues, excluding fuel surcharges, being generated by our brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three and six months ending June 30, 2005, approximately $7.7 million and $13.8 million, respectively, of the Company's total revenue was generated from fuel surcharges. For the three and six months ending June 30, 2004, approximately $3.2 million and $5.7 million, respectively, of the Company's total revenue was generated from fuel surcharges.

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

                                                Three Months Ended     Six Months Ended
                                                     June 30,              June 30,
                                                  2005      2004        2005      2004
                                                  ----      ----        ----      ----
Operating revenues, before fuel surcharge        100.0%    100.0%      100.0%    100.0%
                                                 ------    ------      ------    ------
Operating expenses:
  Salaries, wages, and benefits                   42.4      42.6        42.9      43.5
  Operating supplies (1)                          24.0      22.7        24.0      23.3
  Rent and purchased transportation                0.8       0.4         0.9       0.5
  Depreciation and amortization                   10.4      10.8        10.5      11.0
  Operating taxes and licenses                     5.5       5.8         5.6       5.9
  Insurance and claims                             6.2       5.7         6.0       5.8
  Communications and utilities                     0.8       0.9         0.9       0.9
  Other                                            1.6       2.1         1.6       1.9
  Loss on sale or disposal of property             0.1       0.0         0.1       0.2
                                                ------    ------      ------    ------
Total operating expenses                          91.8      91.0        92.5      93.0
                                                ------    ------      ------    ------
Operating income                                   8.2       9.0         7.5       7.0
Non-operating income                               0.1       0.1         0.2       0.1
Interest expense                                  (0.6)     (0.5)       (0.6)     (0.5)
                                                ------    ------      ------    ------
Income before income taxes                         7.7       8.6         7.1       6.6
                                                ------    ------      ------    ------
-----------------------------
(1) Net of fuel surcharges.

THREE MONTHS ENDED JUNE 30, 2005 VS. THREE MONTHS ENDED JUNE 30, 2004

For the quarter ended June 30, 2005, truckload services revenues, before fuel surcharges, increased 7.7% to $73.4 million as compared to $68.2 million for the quarter ended June 30, 2004. The increase was due to a 10.0% increase in the average rate per total mile from $1.11 during the second quarter of 2004 to $1.23 during the second quarter of 2005. The revenue growth attributable to the increase in average rate per mile was partially offset by a 2.1% reduction in total miles traveled from 61,235,656 during the second quarter of 2004 to 59,929,150 miles during the second quarter 2005.

Salaries, wages and benefits decreased from 42.6% of revenues, before fuel surcharges, in the second quarter of 2004 to 42.4% of revenues, before fuel surcharges, in the second quarter of 2005. The decrease relates primarily to a decrease in driver lease expense as the average number of owner operators under contract decreased from 94 in the second quarter of 2004 to 70 in the second quarter of 2005. The decrease associated with driver lease expense was partially offset by an increase in amounts paid to the corresponding company driver replacement, and in other costs normally absorbed by the owner operator such as repairs and fuel.

Operating supplies and expenses increased from 22.7% of revenues, before fuel surcharges, in the second quarter of 2004 to 24.0% of revenues, before fuel surcharges in the second quarter of 2005. The increase relates to an increase in fuel costs resulting from a 34.5% increase in the average price per gallon paid by the Company during the second quarter of 2005 as compared to the second quarter of 2004. During periods of rising fuel prices the Company is often able to recoup at least a portion of the increase through fuel surcharges passed along to its customers. Fuel costs, net of fuel surcharges, increased to $11.9 million in the second quarter of 2005 from $10.1 million in the second quarter of 2004. The Company collected approximately $7.5 million in fuel surcharges during the second quarter of 2005 and $3.1 million during the second quarter of 2004. Fuel costs were also affected by the replacement of owner operators with company drivers as discussed above.

Rent and purchased transportation increased from 0.4% of revenues, before fuel surcharges, in the second quarter of 2004 to 0.8% of revenues, before fuel surcharges in the second quarter of 2005. The increase relates primarily to an increase in amounts paid to third party transportation companies for intermodal services.

Depreciation and amortization decreased from 10.8% of revenues, before fuel surcharges, in the second quarter of 2004 to 10.4% of revenues, before fuel surcharges, in the second quarter of 2005. This decrease as a percentage of revenues is the result of the interaction of higher revenues as a result of an increased rate per mile charged to customers and the fixed cost nature of depreciation expense.

Insurance and claims increased from 5.7% of revenues, before fuel surcharges, in the second quarter of 2004 to 6.2% of revenues, before fuel surcharges, in the second quarter of 2005. The increase was the result of an increase in rates for auto liability insurance coverage.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased to 91.8% for the second quarter of 2005 from 91.0% for the second quarter of 2004.

SIX MONTHS ENDED JUNE 30, 2005 VS. SIX MONTHS ENDED JUNE 30, 2004

For the first six months ended June 30, 2005, truckload services revenues, before fuel surcharges, increased 6.1% to $143.5 million as compared to $135.3 million for the six months ended June 30, 2004. The increase was due to a 9.9% increase in the average rate per total mile from $1.11 during the first six months of 2004 to $1.22 during the first six months of 2005. The revenue growth attributable to the increase in average rate per mile was partially offset by a 4.0% reduction in total miles traveled from 122,364,021 during the first six months of 2004 to 117,448,781 miles during the first six months of 2005.

Salaries, wages and benefits decreased from 43.5% of revenues, before fuel surcharges, in the first six months of 2004 to 42.9% of revenues, before fuel surcharges, in the first six months of 2005. The decrease relates primarily to a decrease in driver lease expense as the average number of owner operators under contract decreased from 96 in the first six months of 2004 to 72 in the first six months of 2005. The decrease associated with driver lease expense was partially offset by an increase in amounts paid to the corresponding company driver replacement, and in other costs normally absorbed by the owner operator such as repairs and fuel.

Operating supplies and expenses increased from 23.3% of revenues, before fuel surcharges, in the first six months of 2004 to 24.0% of revenues, before fuel surcharges, in the first six months of 2005. The primary reason for the increase relates to an increase in fuel costs resulting from a 31.8% increase in the average price per gallon paid by the Company during the first six months of 2005 as compared to the first six months of 2004. During periods of rising fuel prices the Company is often able to recoup at least a portion of the increase through fuel surcharges passed along to its customers. Fuel costs, net of fuel surcharges, increased to $23.1 million in the first six months of 2005 from $20.6 million in the first six months of 2004. The Company collected approximately $13.4 million in fuel surcharges during the first six months of 2005 and $5.4 million during the first six months of 2004. Fuel costs were also affected by the replacement of owner operators with company drivers as discussed above.

Rent and purchased transportation increased from 0.5% of revenues, before fuel surcharges, in the first six months of 2004 to 0.9% of revenues, before fuel surcharges in the first six months of 2005. The increase relates primarily to an increase in amounts paid to third party transportation companies for intermodal services.

Depreciation and amortization decreased from 11.0% of revenues, before fuel surcharges, in the first six months of 2004 to 10.5% of revenues, before fuel surcharges, in the first six months of 2005. This decrease as a percentage of revenues is the result of the interaction of higher revenues as a result of an increased rate per mile charged to customers and the fixed cost nature of depreciation expense.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased to 92.5% for the first six months of 2005 from 93.0% for the first six months of 2004.

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

                                                Three Months Ended     Six Months Ended
                                                     June 30,              June 30,
                                                  2005      2004        2005      2004
                                                  ----      ----        ----      ----
Operating revenues, before fuel surcharge        100.0%    100.0%      100.0%    100.0%
                                                 ------    ------      ------    ------
Operating expenses:
  Salaries, wages, and benefits                    5.3       5.3         5.1       5.4
  Operating supplies                               0.0       0.0         0.0       0.0
  Rent and purchased transportation (1)           87.4      88.7        87.8      88.0
  Depreciation and amortization                    0.3       0.3         0.3       0.3
  Operating taxes and licenses                     0.0       0.0         0.0       0.0
  Insurance and claims                             0.1       0.1         0.1       0.1
  Communications and utilities                     0.3       0.3         0.4       0.4
  Other                                            1.5       1.4         1.6       1.5
  Loss on sale or disposal of property             0.0       0.0         0.0       0.0
                                                 ------    ------      ------    ------
Total operating expenses                          94.9      96.1        95.3      95.7
                                                 ------    ------      ------    ------
Operating income                                   5.1       3.9         4.7       4.3
Non-operating income                               0.0       0.0         0.0       0.0
Interest expense                                  (0.6)     (0.6)       (0.6)     (0.6)
                                                 ------    ------      ------    ------
Income before income taxes                         4.5       3.3         4.1       3.7
                                                 ------    ------      ------    ------
-----------------------------
(1) Net of fuel surcharges.

THREE MONTHS ENDED JUNE 30, 2005 VS. THREE MONTHS ENDED JUNE 30, 2004

For the quarter ended June 30, 2005, logistics and brokerage services revenues, before fuel surcharges, decreased 9.1% to $9.9 million as compared to $10.9 million for the quarter ended June 30, 2004. The decrease was primarily due to a 19.0% decrease in the number of loads serviced during the second quarter of 2005 as compared to the second quarter of 2004.

Rent and purchased transportation decreased from 88.7% of revenues, before fuel surcharges, in the second quarter of 2004 to 87.4% of revenues, before fuel surcharges, in the second quarter of 2005. The decrease was caused by an increase in amounts collected from customers for fuel surcharges which helps offset amounts paid to third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased to 94.9% for the second quarter of 2005 from 96.1% for the second quarter of 2004.

SIX MONTHS ENDED JUNE 30, 2005 VS. SIX MONTHS ENDED JUNE 30, 2004

For the six months ended June 30, 2005, logistics and brokerage services revenues, before fuel surcharges, decreased 7.0% to $19.9 million as compared to $21.4 million for the six months ended June 30, 2004. The decrease was primarily due to a 12.5% decrease in the number of loads serviced during the first six months of 2005 as compared to the first six months of 2004.

Rent and purchased transportation decreased from 88.0% of revenues, before fuel surcharges, in the first six months of 2004 to 87.8% of revenues, before fuel surcharges, in the first six months of 2005. The decrease was caused by an increase in amounts collected from customers for fuel surcharges which helps offset amounts paid to third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased to 95.3% for the first six months of 2005 from 95.7% for the first six months of 2004.

RESULTS OF OPERATIONS - COMBINED SERVICES
-----------------------------------------

SIX MONTHS ENDED JUNE 30, 2005 VS. SIX MONTHS ENDED JUNE 30, 2004

The increase in the combined income before income taxes to $11.1 million from $9.7 million, respectively, for the six month period ended June 30, 2005 and 2004 resulted in an increase in the provision for income taxes from $4.0 million for the first six months of 2004 to $4.5 million for the first six months of 2005.

Net income for all divisions increased to $6.6 million, or 4.0% of revenues, before fuel surcharge in the first six months of 2005 from $5.7 million, or 3.6% of revenues, before fuel surcharge in the first six months of 2004. The increase in net income resulted in an increase in diluted net income per share to $.59 in the first six months of 2005 from $.50 in the first six months of 2004.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The growth of our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our line of credit.

During the first six months of 2005, the Company generated $14.8 million of cash from operating activities. Investing activities used $23.7 million in cash in the first six months of 2005. Financing activities used $7.5 million in the first six months of 2005.

Our primary use of funds is for the purchase of revenue equipment. We typically use our existing lines of credit, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first six months of 2005, we utilized cash on hand and our lines of credit to finance revenue equipment purchases of approximately $30.3 million.

Occasionally we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 48 months, however as of June 30, 2005, we had no outstanding indebtedness under such installment notes.

In order to maintain our tractor fleet count it is often necessary to purchase replacement tractors and place them in service before trade units are removed from service. The timing difference created during this process often requires the Company to pay for new units without any reduction in price for trade units. In this situation, the Company later receives payment for the trade units as they are delivered to the equipment vendor and have passed vendor inspection. During the six months ended June 30, 2005, the Company received approximately $4.9 million for tractors delivered for trade.

During the remainder of 2005, we expect to purchase approximately 231 new tractors and approximately 450 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $13.1 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

We maintain a $20.0 million revolving line of credit and a $30.0 million revolving line of credit (Line A and Line B, respectively) with separate financial institutions. Amounts outstanding under Line A bear interest at LIBOR, as determined on the first day of each month, plus 1.40% (4.53% at June 30, 2005), are secured by our accounts receivable and mature on May 31, 2007. At June 30, 2005, $1.5 million, including $.3 million in letters of credit were outstanding under Line A with availability to borrow $18.5 million. Amounts outstanding under Line B bear interest at LIBOR, as determined on the last day of the previous month, plus 1.15% (4.30% at June 30, 2005), are secured by revenue equipment and mature on June 30, 2007. At June 30, 2005, $27.3 million, including $7.3 million in letters of credit were outstanding under Line B with availability to borrow $2.7 million. In an effort to reduce interest rate risk associated with these floating rate facilities, we have entered into interest rate swap agreements in an aggregate notional amount of $20.0 million. For additional information regarding the interest rate swap agreements, see Note B to the condensed consolidated financial statements.

Trade accounts receivable at June 30, 2005 increased approximately $12.5 million from December 31, 2004. Certain of the Company's largest customers regularly schedule plant shutdowns for various periods during December and the volume of freight we ship is reduced during such scheduled shutdowns. This reduction in freight volume results in a reduction in accounts receivable at the end of each year.

Prepaid expenses and deposits at June 30, 2005 decreased approximately $6.3 million as compared to December 31, 2004. The decrease reflects the amortization of prepaid tractor and trailer license fees and auto liability insurance premiums. In December 2004, approximately $3.0 million of the 2005 license fees and approximately $5.0 million of the 2005 auto liability insurance premiums were paid in advance. These prepaid expenses will be amortized to expense through the remainder of the year.

Accounts payable at June 30, 2005 decreased approximately $6.4 million as compared to December 31, 2004. The decrease is primarily related to a decrease in the amount of bank drafts outstanding in excess of bank balance as compared to bank drafts outstanding at December 31, 2004. As of June 30, 2005 bank drafts of approximately $4.8 million were reclassified to accounts payable as compared to approximately $16.5 million reclassified as of December 31, 2004. The net decrease also reflects the increase of approximately $2.8 million in amounts accrued for the purchase of revenue equipment but not yet paid for and an increase of approximately $2.0 million in amounts accrued for fuel purchases and third party equipment repair costs.

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

EQUITY PRICE RISK

We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities increased to $9.6 million at June 30, 2005 from $8.8 million at December 31, 2004. The increase is the result of additional purchases during the first six months of 2005. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $960,000. For additional information with respect to the marketable equity securities, see Note D to our condensed consolidated financial statements.

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

In July 2001, the Company entered into an agreement to obtain price protection and reduce a portion of our exposure to fuel price fluctuations. Under this agreement, we were obligated to purchase a minimum amount of diesel fuel per month, with a price protection component, for the six month period ended February 28, 2002. The agreement also provided that if during the twelve-month period commencing January 2005, the average NY MX HO is below $.58 per gallon, we will be obligated to pay the contract holder the difference between $.58 and the average NY MX HO price for such month, multiplied by 1,000,000 gallons.
During June 2005, the average NY MX HO price was $1.62. The value of the agreement is periodically adjusted to fair value, as determined by obtaining an offer from the contract holder of the dollar amount required to terminate all future liability under the contract, and as of June 30, 2005 the estimated fair value of $250,000 is included in accrued liabilities in the accompanying consolidated financial statements. For the three and six month period ended June 30, 2005 an adjustment of $125,000 and $250,000, respectively was made to reflect the decline in fair value of the agreement which had the effect of reducing operating supplies expense and other current liabilities each by $125,000 and $250,000 during each respective period in the accompanying consolidated financial statements. For additional information with respect to this agreement, see Note B to our condensed consolidated financial statements.

Item 4.  Controls and Procedures.
---------------------------------
Evaluation of disclosure controls and procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management evaluated, with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2005. Based upon that evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2005 so that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls over financial reporting.

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                         PART II.  OTHER INFORMATION
                         ---------------------------



Item 1.  Legal Proceedings.
---------------------------
The nature of the our business routinely results in litigation, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. We believe that an unfavorable outcome in one or more of those cases would not have a material adverse effect on our financial condition.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
---------------------------------------------------------------------
On April 11, 2005, the Company announced that its Board of Directors had authorized the Company to repurchase up to 600,000 shares of its common stock during the six month period ending October 11, 2005. The following table summarizes the Company's common stock repurchases during the second quarter of 2005 made pursuant to this authorization. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any "affiliated purchaser".

Issuer Purchases of Equity Securities
                                                                                    Maximum Number
                                                                                   (or Approximate)
                                                           Total Number of         Dollar Value) of
                      Total Number                        Shares (or Units)        Shares (or Units)
                       of Shares      Average Price      Purchased as Part of      that May Yet Be
                      (or Units)      Paid per Share      Publicly Announced      Purchased Under the
Period                 Purchased        (or Unit)         Plans or Programs        Plans or Programs
------------------------------------------------------------------------------------------------------
April 1-30, 2005              -                -                     -                  600,000
May 1-31, 2005          367,000         $16.6983               367,000                  233,000
June 1-30, 2005          78,800          16.6756                78,800                  154,200
                       --------         --------             ---------
Total                   445,800         $16.6943               445,800                  154,200
                       ========         ========             =========


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

The 2005 Annual Meeting of Stockholders of the Company was held on May 26, 2005. The results of the voting with respect to each matter voted on at the meeting is set forth below:


     (1)  Proposal to elect eight directors:

                                             Votes         Votes        Broker
                                              FOR         WITHHELD     NON-VOTES
                                              ---         --------     ---------
          Fredrick P. Calderone            9,652,901     1,331,872         0
          Frank L. Conner                 10,854,588       130,185         0
          Thomas H. Cooke                 10,854,088       130,685         0
          Manuel J. Moroun                 9,776,998     1,207,775         0
          Matthew T. Moroun                9,652,926     1,331,847         0
          Daniel C. Sullivan              10,854,588       130,185         0
          Robert W. Weaver                 9,803,739     1,181,034         0
          Charles F. Wilkins              10,854,088       130,685         0


Item 6.  Exhibits.
------------------

       Exhibits required by Item 601 of Regulations S-K:

           3.1 - Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002.)

           3.2 - Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 10-Q filed on May 15, 2002.)

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



                                   P.A.M. TRANSPORTATION SERVICES, INC.


Dated:   August 3, 2005            By: /s/ Robert W. Weaver
                                   ---------------------------------
                                   Robert W. Weaver
                                   President and Chief Executive Officer
                                   (principal executive officer)


Dated:   August 3, 2005            By: /s/ Larry J. Goddard
                                   ---------------------------------
                                   Larry J. Goddard
                                   Vice President-Finance, Chief Financial
                                   Officer, Secretary and Treasurer
                                   (principal accounting and financial officer)

                       P.A.M. TRANSPORTATION SERVICES, INC.

                         INDEX TO EXHIBITS TO FORM 10-Q

Exhibit
Number                        Exhibit Description
--------     ---------------------------------------------------------

 3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002.)

 3.2 Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 10-Q filed on May 15, 2002.)

11.1         Statement Re:  Computation of Diluted Earnings Per Share

31.1         Rule 13a-14(a) Certification of Principal Executive Officer

31.2         Rule 13a-14(a) Certification of Principal Financial Officer

32.1         Section 1350 Certification of Chief Executive Officer

32.2         Section 1350 Certification of Chief Financial Officer