Form 10-Q
period 2005-09-30
PAM TRANSPORTATION SERVICES INC
filed 2005-11-07
CIK 798287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2005


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

Yes  [ X ]          No  [ _ ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes  [ _ ]          No  [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                   Outstanding at November 4, 2005
         -----                                   -------------------------------
Common Stock, $.01 Par Value                                 10,744,207

                         PART I - FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                      P.A.M. TRANSPORTATION SERVICES, INC.
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                       September 30,  December 31,
                                                           2005          2004
                                                           ----          ----
                                                       (unaudited)    (see note)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                              $   8,968     $  19,659
  Accounts receivable-net:
   Trade                                                   62,345        47,926
   Other                                                    1,236         1,110
 Inventories                                                  770           913
 Prepaid expenses and deposits                              9,989        14,862
 Marketable equity securities available-for-sale           10,406         8,792
 Income taxes refundable                                      561           754
                                                        ---------     ---------
      Total current assets                                 94,275        94,016

PROPERTY AND EQUIPMENT:
 Land                                                       2,674         2,674
 Structures and improvements                                9,319         9,299
 Revenue equipment                                        249,889       238,750
 Office furniture and equipment                             6,644         6,449
                                                        ---------     ---------
      Total property and equipment                        268,526       257,172
 Accumulated depreciation                                 (88,518)      (83,029)
                                                        ---------     ---------
      Net property and equipment                          180,008       174,143

OTHER ASSETS:
 Goodwill                                                  15,413        15,413
 Non-compete agreements                                       467           654
 Other                                                      1,122         1,123
                                                        ---------     ---------
      Total other assets                                   17,002        17,190
                                                        ---------     ---------
TOTAL ASSETS                                            $ 291,285     $ 285,349
                                                        =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                       $  28,871     $  28,702
 Accrued expenses and other liabilities                    11,512         9,828
 Current maturities of long-term debt                       2,336         2,080
 Income taxes payable                                       1,281             -
 Deferred income taxes-current                              7,587         7,162
                                                        ---------     ---------
      Total current liabilities                            51,587        47,772

 Long-term debt-less current portion                       23,928        23,225
 Deferred income taxes-less current portion                47,351        45,375
 Other                                                        285           434
                                                        ---------     ---------
      Total liabilities                                   123,151       116,806
                                                        ---------     ---------
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value:
     10,000,000 shares authorized; none issued                  -             -
Common stock, $.01 par value:
     40,000,000 shares authorized; issued and
     outstanding- 10,744,207 at September 30, 2005,
     11,303,207 at December 31, 2004                          113           113
Additional paid-in capital                                 76,429        76,050
Accumulated other comprehensive income                      1,590         1,151
Treasury stock, at cost; 600,000 shares                   (10,023)            -
Retained earnings                                         100,025        91,229
                                                        ---------     ---------
      Total shareholders' equity                          168,134       168,543
                                                        ---------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 291,285     $ 285,349
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

                                  P.A.M. TRANSPORTATION SERVICES, INC.
                                            AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (unaudited)
                                  (in thousands, except per share data)


                                                     Three Months Ended             Nine Months Ended
                                                       September 30,                  September 30,
                                                    2005           2004            2005           2004
                                                    ----           ----            ----           ----
OPERATING REVENUES:
 Revenue, before fuel surcharge                  $  79,062      $  75,222       $ 242,492      $ 231,966
 Fuel surcharge                                      9,422          3,857          23,211          9,518
                                                 ---------      ---------       ---------      ---------
                                                    88,484         79,079         265,703        241,484
                                                 ---------      ---------       ---------      ---------
OPERATING EXPENSES AND COSTS:
 Salaries, wages, and benefits                      29,992         28,060          92,641         88,098
 Operating supplies and expenses                    27,589         19,030          75,357         55,995
 Rents and purchased transportation                  9,495          9,505          28,750         29,277
 Depreciation and amortization                       7,662          7,649          22,785         22,534
 Operating taxes and licenses                        3,907          3,708          11,911         11,664
 Insurance and claims                                3,584          3,848          12,215         11,741
 Communications and utilities                          638            639           1,980          2,005
 Other                                               1,698            745           4,365          3,649
 (Gain) loss on sale or disposal of equipment          (94)           306             (20)           584
                                                 ---------      ---------       ---------      ---------
      Total operating expenses and costs            84,471         73,490         249,984        225,547
                                                 ---------      ---------       ---------      ---------
NET OPERATING INCOME                                 4,013          5,589          15,719         15,937

NON-OPERATING INCOME                                   155            161             454            316
INTEREST EXPENSE                                      (422)          (466)         (1,341)        (1,320)
                                                 ---------      ---------       ---------      ---------
NET INCOME BEFORE INCOME TAXES                       3,746          5,284          14,832         14,933

FEDERAL AND STATE INCOME TAXES:
 Current                                             3,181           (257)          3,931            378
 Deferred                                           (1,648)         2,393           2,105          5,729
                                                 ---------      ---------       ---------      ---------
      Total federal and state income taxes           1,533          2,136           6,036          6,107
                                                 ---------      ---------       ---------      ---------
NET INCOME                                       $   2,213      $   3,148       $   8,796      $   8,826
                                                 =========      =========       =========      =========
EARNINGS PER COMMON SHARE:
 Basic                                           $    0.20      $    0.28       $    0.79      $    0.78
                                                 =========      =========       =========      =========
 Diluted                                         $    0.20      $    0.28       $    0.79      $    0.78
                                                 =========      =========       =========      =========
AVERAGE COMMON SHARES OUTSTANDING:
 Basic                                              10,818         11,298          11,077         11,296
                                                 =========      =========       =========      =========
 Diluted                                            10,821         11,324          11,090         11,323
                                                 =========      =========       =========      =========
See notes to condensed consolidated financial statements.

                      P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)
                                                            Nine Months Ended
                                                              September 30,
                                                           2005           2004
                                                           ----           ----
OPERATING ACTIVITIES:
Net income                                              $   8,796     $   8,826
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                            22,785        22,534
  Bad debt expense (recoveries)                               765          (533)
  Non-compete agreement amortization-net of payments           38             -
  Provision for deferred income taxes                       2,105         5,729
  (Gain) loss on sale or disposal of equipment                (20)          584
  Changes in operating assets and liabilities:
   Accounts receivable                                    (15,329)       (9,080)
   Prepaid expenses, inventories, and other assets          5,016        (3,456)
   Income taxes payable                                     1,474        (2,067)
   Trade accounts payable                                  (4,253)         (635)
   Accrued expenses                                         1,684          (380)
                                                        ---------     ---------
Net cash provided by operating activities                  23,061        21,522
                                                        ---------     ---------
INVESTING ACTIVITIES:
 Purchases of property and equipment                      (39,591)      (35,691)
 Proceeds from sale or disposal of equipment               15,796        23,296
 Purchase of marketable equity securities                  (1,291)         (225)
 Other                                                         20            44
                                                        ---------     ---------
Net cash used in investing activities                     (25,066)      (12,576)
                                                        ---------     ---------
FINANCING ACTIVITIES:
 Borrowings under line of credit                          298,605       259,313
 Repayments under line of credit                         (297,365)     (262,182)
 Borrowings of long-term debt                               1,977         4,380
 Repayments of long-term debt                              (2,258)       (3,669)
 Repurchases of common stock                              (10,023)            -
 Other                                                        378            54
                                                        ---------     ---------
Net cash used in financing activities                      (8,686)       (2,104)
                                                        ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (10,691)        6,842

CASH AND CASH EQUIVALENTS-Beginning of period              19,659         3,064
                                                        ---------     ---------
CASH AND CASH EQUIVALENTS-End of period                 $   8,968     $   9,906
                                                        =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
 Cash paid during the period for:
  Interest                                              $   1,428     $   1,331
                                                        =========     =========
  Income taxes                                          $   2,603     $     550
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

                                                 P.A.M. TRANSPORTATION SERVICES, INC.
                                                          AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                            (unaudited)
                                                           (in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    Accumulated
                                                         Additional     Other          Other
                                          Common Stock     Paid-In  Comprehensive  Comprehensive   Treasury    Retained
                                        Shares    Amount   Capital     Income         Income        Stock      Earnings     Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2004            11,303     $113    $76,050                     $1,151                   $91,229    $168,543

Components of comprehensive income:
  Net income                                                           $  8,796                                   8,796       8,796
   Other comprehensive income-
    Unrealized gain on hedge,
     net of tax of $168                                                     244           244                                   244
    Unrealized gain on marketable
     securities, net of tax of $134                                         195           195                                   195
                                                                       --------
   Total comprehensive income                                          $  9,235
                                                                       ========

  Treasury stock repurchases             (600)                                                    $(10,023)                 (10,023)

  Exercise of stock options-
  shares issued including tax
  benefits                                 41                  379                                                              379
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2005          10,744      $113    $76,429                     $1,590     $(10,023)    $100,025    $168,134
====================================================================================================================================

See notes to condensed consolidated financial statements.

                       P.A.M. TRANSPORTATION SERVICES, INC.
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005

NOTE A:  BASIS OF PRESENTATION
------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

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

These interest rate swap agreements meet the specific hedge accounting criteria. The measurement of hedge effectiveness is based upon a comparison of the floating-rate leg of the swap and the hedged floating-rate cash flows on the underlying liability. The effective portion of the cumulative gain or loss has been reported as a component of accumulated other comprehensive income in shareholders' equity and will be reclassified into current earnings by June 2, 2006, the latest termination date for all current swap agreements. The December 31, 2004 balance of the net after tax deferred hedging loss in accumulated other comprehensive income ("AOCI") related to these swap agreements was approximately $301,000 and the ending balance as of September 30, 2005 was approximately $57,000. The change in AOCI related to these swap agreements during the current year was approximately $244,000. As of September 30, 2005 the fair value of approximately $96,000 is included in accrued liabilities in the accompanying consolidated financial statements. Ineffectiveness related to these hedges was not significant.

In July 2001, the Company entered into an agreement to obtain price protection and reduce a portion of our exposure to fuel price fluctuations. Under this agreement, we were obligated to purchase a minimum amount of diesel fuel per month, with a price protection component, for the six month period ended February 28, 2002. The agreement also provided that if during the twelve-month period commencing January 2005, the average NY MX HO is below $.58 per gallon, we will be obligated to pay the contract holder the difference between $.58 and the average NY MX HO price for such month, multiplied by 1,000,000 gallons. During September 2005, the average NY MX HO price was $1.796. The value of the agreement is periodically adjusted to fair value, as determined by obtaining an offer from the contract holder of the dollar amount required to terminate all future liability under the contract, and as of September 30, 2005 the estimated fair value of $125,000 is included in accrued liabilities in the accompanying consolidated financial statements. For the three and nine month period ended September 30, 2005 an adjustment of $125,000 and $375,000, respectively was made to reflect the decline in fair value of the agreement which had the effect of reducing operating supplies expense and other current liabilities each by $125,000 and $375,000 during each respective period in the accompanying consolidated financial statements.

NOTE C:  RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------
In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. Corrections of errors in the application of accounting principles will continue to be reported by retroactively restating the affected financial statements. The provisions of this Statement are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations- an interpretation of FASB Statement No. 143 ("FIN 47"). FIN 47 clarifies the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

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

NOTE D:  MARKETABLE SECURITIES
------------------------------
The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"). SFAS No. 115 requires companies to classify their investments as either trading, available-for-sale or held-to-maturity. The Company's investments in marketable securities are classified as available-for-sale and consist of equity securities. Management determines the appropriate classification of these securities at the time of purchase and re-evaluates such designation as of each balance sheet date. During the first nine months of 2005 there were no sales or reclassifications of marketable securities. These securities are carried at fair value, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income in shareholders' equity. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in non-operating income. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in the determination of net income as gains (losses) on the sale of securities.

As of September 30, 2005, these equity securities had a combined original cost of approximately $7,629,000 and a combined fair market value of approximately $10,406,000. For the nine months ended September 30, 2005, the Company had net unrealized gains in market value of approximately $195,000, net of deferred income taxes. These securities had gross unrealized gains of approximately $3,030,000 and gross unrealized losses of approximately $253,000. As of September 30, 2005, the total unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $1,647,000.

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

                                              Three Months Ended            Nine Months Ended
                                                September 30,                 September 30,
                                             2005           2004           2005           2004
                                           -------        -------        -------        -------
                                                   (in thousands, except per share data)
Net income                                 $ 2,213        $ 3,148        $ 8,796        $ 8,826

Total stock-based employee
 compensation expense determined
 under fair value based method for
 all awards, net of related tax effects        (74)           (74)          (222)          (222)
                                           -------        -------        -------        -------
Pro forma net income                       $ 2,139        $ 3,074        $ 8,574        $ 8,604
                                           =======        =======        =======        =======
Earnings per share:
  Basic - as reported                      $   .20        $   .28        $   .79        $   .78
  Basic - pro forma                        $   .20        $   .27        $   .77        $   .76

  Diluted - as reported                    $   .20        $   .28        $   .79        $   .78
  Diluted - pro forma                      $   .20        $   .27        $   .77        $   .76

NOTE F:  SEGMENT INFORMATION
----------------------------
The Company considers the guidance provided by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), in its identification of operating segments. The Company has determined that it has a total of eight operating segments whose primary operations can be characterized as either Truckload Services or Brokerage and Logistics Services, however in accordance with the aggregation criteria provided by SFAS No. 131 the Company has determined that the operations of the eight operating segments can be aggregated into a single reporting segment, motor carrier operations. Truckload Services revenues and Brokerage and Logistics Services revenues, each before fuel surcharges, for the three and nine months ending September 30, 2005 and 2004 were as follows:

                               Three Months Ended September 30,     Nine Months Ended September 30,
                                    2005             2004               2005              2004
                               --------------   --------------     ---------------   ---------------
                               Amount     %     Amount     %        Amount     %      Amount     %
                               -------  -----   -------  -----     --------  -----   --------  -----
                                              (in thousands, except percentage data)
Truckload
 Services revenues (1)         $69,437   87.8   $64,925   86.3     $212,951   87.8   $200,252   86.3

Brokerage and Logistics
 Services revenues (1)           9,625   12.2    10,297   13.7       29,541   12.2     31,714   13.7
                               -------  -----   -------  -----     --------  -----   --------  -----
  Total revenues (1)           $79,062  100.0   $75,222  100.0     $242,492  100.0   $231,966  100.0
                               =======  =====   =======  =====     ========  =====   ========  =====

---------------------------
(1) Before fuel surcharges.

NOTE G:  TREASURY STOCK
-----------------------
On April 11, 2005, the Company announced that its Board of Directors had authorized the Company to repurchase up to 600,000 shares of its common stock during the six month period ending October 11, 2005. All 600,000 shares of common stock authorized under this plan have been repurchased as of September 30, 2005 as remaining purchases totaling 154,200 shares were made during the three month period ending September 30, 2005.

On September 6, 2005, the Company announced that its Board of Directors had authorized the Company to extend the stock repurchase program until September 6, 2006 and to include up to an additional 900,000 shares of its common stock. During the three months ended September 30, 2005, the Company has made no purchases under the extended program.

The Company accounts for Treasury stock using the cost method and as of September 30, 2005, 600,000 shares were held in the treasury at an aggregate cost of approximately $10,023,000.


NOTE H:  COMPREHENSIVE INCOME
-----------------------------
Comprehensive income was comprised of net income plus or minus market value adjustments related to our interest rate swap agreements and marketable securities. The components of comprehensive income were as follows:

                                                       Three Months Ended      Nine Months Ended
                                                         September 30,           September 30,
                                                        2005        2004        2005        2004
                                                        ----        ----        ----        ----
                                                                     (in thousands)
Net income                                            $ 2,213     $ 3,148     $ 8,796     $ 8,826

Other comprehensive income (loss):
 Reclassification adjustment for losses (gains) on
  derivative instruments included in net income
  accounted for as hedges, net of income taxes             51         111         193         349
 Change in fair value of interest rate
  swap agreements, net of income taxes                     18         (84)         51         (10)
 Change in fair value of marketable
  securities, net of income taxes                         139          74         195          65
                                                      -------     -------     -------     -------
 Total comprehensive income                           $ 2,421     $ 3,249     $ 9,235     $ 9,230
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

Business Combinations and Goodwill. Upon acquisition of an entity, the cost of the acquired entity must be allocated to assets and liabilities acquired. Identification of intangible assets, if any, that meet certain recognition criteria is necessary. This identification and subsequent valuation requires significant judgments. The carrying value of goodwill is tested annually and as of December 31, 2004 the Company determined that there was no impairment.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. For both the three and nine month period ended September 30, 2005, truckload services revenues, excluding fuel surcharges, represented 87.8% of total revenues, excluding fuel surcharges, with remaining revenues, excluding fuel surcharges, being generated by our brokerage and logistics services. For both the three and nine month period ended September 30, 2004, truckload services revenues, excluding fuel surcharges, represented 86.3% of total revenues, excluding fuel surcharges, with remaining revenues, excluding fuel surcharges, being generated by our brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three and nine months ending September 30, 2005, approximately $9.4 million and $23.2 million, respectively, of the Company's total revenue was generated from fuel surcharges. For the three and nine months ending September 30, 2004, approximately $3.9 million and $9.5 million, respectively, of the Company's total revenue was generated from fuel surcharges.

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

                                                Three Months Ended      Nine Months Ended
                                                   September 30,          September 30,
                                                  2005       2004        2005       2004
                                                  ----       ----        ----       ----
Operating revenues, before fuel surcharge        100.0%     100.0%      100.0%     100.0%
                                                 ------     ------      ------     ------
Operating expenses:
  Salaries, wages, and benefits                   42.4       42.4        42.8       43.1
  Operating supplies and expenses (1)             26.6       23.6        24.8       23.4
  Rent and purchased transportation                1.2        0.5         1.0        0.5
  Depreciation and amortization                   11.0       11.7        10.7       11.2
  Operating taxes and licenses                     5.6        5.7         5.6        5.8
  Insurance and claims                             5.2        5.9         5.7        5.9
  Communications and utilities                     0.9        0.9         0.9        0.9
  Other                                            2.1        0.9         1.8        1.6
  (Gain) loss on sale or disposal of property     (0.1)       0.5         0.0        0.3
                                                -------     ------      ------     ------
Total operating expenses                          94.9       92.1        93.3       92.7
                                                -------     ------      ------     ------
Operating income                                   5.1        7.9         6.7        7.3
Non-operating income                               0.2        0.2         0.2        0.1
Interest expense                                  (0.5)      (0.6)       (0.5)      (0.5)
                                                -------     ------      ------     ------
Income before income taxes                         4.8%       7.5%        6.4%       6.9%
                                                -------     ------      ------     ------
-----------------------------
(1) Net of fuel surcharges.

THREE MONTHS ENDED SEPTEMBER 30, 2005 VS. THREE MONTHS ENDED SEPTEMBER 30, 2004

For the quarter ended September 30, 2005, truckload services revenues, before fuel surcharges, increased 6.9% to $69.4 million as compared to $64.9 million for the quarter ended September 30, 2004. The increase was due to a 7.5% increase in the average rate per total mile from $1.15 during the third quarter of 2004 to $1.23 during the third quarter of 2005.

Operating supplies and expenses increased from 23.6% of revenues, before fuel surcharges, in the third quarter of 2004 to 26.6% of revenues, before fuel surcharges in the third quarter of 2005. The increase relates to an increase in fuel costs resulting from a 39.3% increase in the average price per gallon paid by the Company during the third quarter of 2005 as compared to the third quarter of 2004. During periods of rising fuel prices the Company is often able to recoup at least a portion of the increase through fuel surcharges passed along to its customers. Fuel costs, net of fuel surcharges, increased to $12.5 million in the third quarter of 2005 from $10.0 million in the third quarter of 2004.

Rent and purchased transportation increased from 0.5% of revenues, before fuel surcharges, in the third quarter of 2004 to 1.2% of revenues, before fuel surcharges in the third quarter of 2005. The increase relates primarily to an increase in amounts paid to third party transportation companies for intermodal services.

Depreciation and amortization decreased from 11.7% of revenues, before fuel surcharges, in the third quarter of 2004 to 11.0% of revenues, before fuel surcharges, in the third quarter of 2005. This decrease as a percentage of revenues is the result of the interaction of higher revenues as a result of an increased rate per mile charged to customers and the fixed cost nature of depreciation expense.

Insurance and claims decreased from 5.9% of revenues, before fuel surcharges, in the third quarter of 2004 to 5.2% of revenues, before fuel surcharges, in the third quarter of 2005. The decrease was the result of renegotiations with one of the Company's insurance providers to change the method of determining the Company's auto liability insurance premiums. Previously, the Company's auto liability premiums were determined using a specified rate per one hundred dollars of revenue including fuel surcharges. This method had the unintended consequence of penalizing the Company with increased insurance costs solely from passing increased fuel costs along to its customers in the form of fuel surcharges. The method of determining the Company's auto liability premium is now based on the number of miles traveled instead of revenue generated.

Other expenses increased from .9% of revenues, before fuel surcharges, in the third quarter of 2004 to 2.1% of revenues, before fuel surcharges, in the third quarter of 2005. The increase relates to the recovery of approximately $635,000 during the third quarter of 2004 of amounts previously reserved by the Company pending the outcome of a lawsuit alleging that preferential transfers in the amount of $660,055 were made within the 90 day period preceding the bankruptcy petition date of a customer. The lawsuit was settled October 21, 2004 at a cost of approximately $25,000. Accordingly, the remaining amount of approximately $635,000 was removed as a liability on the Company's financial statements and the related expense originally recorded as bad debt expense was appropriately reduced during the third quarter of 2004. The increase was partially offset by a decrease in amounts paid for advertising during the third quarter of 2005 as compared to the third quarter of 2004.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased to 94.9% for the third quarter of 2005 from 92.1% for the third quarter of 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2005 VS. NINE MONTHS ENDED SEPTEMBER 30, 2004

For the first nine months ended September 30, 2005, truckload services revenues, before fuel surcharges, increased 6.3% to $213.0 million as compared to $200.3 million for the nine months ended September 30, 2004. The increase was due to a 9.8% increase in the average rate per total mile from $1.12 during the first nine months of 2004 to $1.23 during the first nine months of 2005. The revenue growth attributable to the increase in average rate per mile was partially offset by a 2.9% reduction in total miles traveled from approximately 178,957,000 during the first nine months of 2004 to approximately 173,782,000 miles during the first nine months of 2005.

Salaries, wages and benefits decreased from 43.1% of revenues, before fuel surcharges, in the first nine months of 2004 to 42.8% of revenues, before fuel surcharges, in the first nine months of 2005. The decrease relates primarily to a decrease in driver lease expense as the average number of owner operators under contract decreased from 95 in the first nine months of 2004 to 70 in the first nine months of 2005. The decrease associated with driver lease expense was partially offset by an increase in amounts paid to the corresponding company driver replacement, and in other costs normally absorbed by the owner operator such as repairs and fuel.

Operating supplies and expenses increased from 23.4% of revenues, before fuel surcharges, in the first nine months of 2004 to 24.8% of revenues, before fuel surcharges, in the first nine months of 2005. The primary reason for the increase relates to an increase in fuel costs resulting from a 34.7% increase in the average price per gallon paid by the Company during the first nine months of 2005 as compared to the first nine months of 2004. During periods of rising fuel prices the Company is often able to recoup at least a portion of the increase through fuel surcharges passed along to its customers. Fuel costs, net of fuel surcharges, increased to $35.6 million in the first nine months of 2005 from $30.6 million in the first nine months of 2004. Fuel costs were also affected by the replacement of owner operators with company drivers as discussed above.

Rent and purchased transportation increased from 0.5% of revenues, before fuel surcharges, in the first nine months of 2004 to 1.0% of revenues, before fuel surcharges in the first nine months of 2005. The increase relates primarily to an increase in amounts paid to third party transportation companies for intermodal services.

Depreciation and amortization decreased from 11.2% of revenues, before fuel surcharges, in the first nine months of 2004 to 10.7% of revenues, before fuel surcharges, in the first nine months of 2005. This decrease as a percentage of revenues is the result of the interaction of higher revenues as a result of an increased rate per mile charged to customers and the fixed cost nature of depreciation expense.

Other expenses increased from 1.6% of revenues, before fuel surcharges, in the first nine months of 2004 to 1.8% of revenues, before fuel surcharges, in the first nine months of 2005. The increase relates to the recovery of approximately $635,000 during the third quarter of 2004 of amounts previously reserved by the Company pending the outcome of a lawsuit alleging that preferential transfers in the amount of $660,055 were made within the 90 day period preceding the bankruptcy petition date of a customer. The lawsuit was settled October 21, 2004 at a cost of approximately $25,000. Accordingly, the remaining amount of approximately $635,000 was removed as a liability on the Company's financial statements and the related expense originally recorded as bad debt expense was appropriately reduced during the third quarter of 2004. The increase was partially offset by a decrease in amounts paid for advertising during the first nine months of 2005 as compared to the first nine months of 2004.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased to 93.3% for the first nine months of 2005 from 92.7% for the first nine months of 2004.

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

                                                Three Months Ended      Nine Months Ended
                                                   September 30,          September 30,
                                                  2005       2004        2005       2004
                                                  ----       ----        ----       ----
Operating revenues, before fuel surcharge        100.0%     100.0%      100.0%     100.0%
                                                 ------     ------      ------     ------
Operating expenses:
  Salaries, wages, and benefits                    5.4        5.6         5.2        5.4
  Operating supplies and expenses                  0.0        0.0         0.0        0.0
  Rent and purchased transportation (1)           87.1       87.4        87.6       87.8
  Depreciation and amortization                    0.2        0.3         0.3        0.3
  Operating taxes and licenses                     0.0        0.0         0.0        0.0
  Insurance and claims                             0.1        0.1         0.1        0.1
  Communications and utilities                     0.4        0.4         0.4        0.4
  Other                                            2.1        1.5         1.7        1.5
  (Gain) loss on sale or disposal of property      0.0        0.0         0.0        0.0
                                                 ------     ------      ------     ------
Total operating expenses                          95.3       95.3        95.3       95.5
                                                 ------     ------      ------     ------
Operating income                                   4.7        4.7         4.7        4.5
Non-operating income                               0.0        0.0         0.0        0.0
Interest expense                                  (0.6)      (0.7)       (0.6)      (0.7)
                                                 ------     ------      ------     ------
Income before income taxes                         4.1%       4.0%        4.1%       3.8%
                                                 ------     ------      ------     ------
-----------------------------
(1) Net of fuel surcharges.

THREE MONTHS ENDED SEPTEMBER 30, 2005 VS. THREE MONTHS ENDED SEPTEMBER 30, 2004

For the quarter ended September 30, 2005, logistics and brokerage services revenues, before fuel surcharges, decreased 6.5% to $9.6 million as compared to $10.3 million for the quarter ended September 30, 2004. The decrease was primarily due to a 26.3% decrease in the number of loads serviced during the third quarter of 2005 as compared to the third quarter of 2004. The decrease was partially offset by an increase in the average revenue collected per load resulting from increased fees charged by the Company.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, remained at 95.3% for both periods compared.

NINE MONTHS ENDED SEPTEMBER 30, 2005 VS. NINE MONTHS ENDED SEPTEMBER 30, 2004

For the nine months ended September 30, 2005, logistics and brokerage services revenues, before fuel surcharges, decreased 6.9% to $29.5 million as compared to $31.7 million for the nine months ended September 30, 2004. The decrease was primarily due to a 20.8% decrease in the number of loads serviced during the first nine months of 2005 as compared to the first nine months of 2004. The decrease was partially offset by an increase in the average revenue collected per load resulting from increased fees charged by the Company.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased to 95.3% for the first nine months of 2005 from 95.5% for the first nine months of 2004.

RESULTS OF OPERATIONS - COMBINED SERVICES
-----------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 2005 VS. NINE MONTHS ENDED SEPTEMBER 30, 2004

Net income for all divisions was $8.8 million, or 3.6% of revenues, before fuel surcharge in the first nine months of 2005 as compared to $8.8 million, or 3.8% of revenues, before fuel surcharge in the first nine months of 2004. Net income for the nine months compared remained constant, however basic and diluted net income per share increased to $.79 in the first nine months of 2005 from $.78 in the first nine months of 2004. The increase was the result of a decrease in average shares outstanding due to treasury stock repurchases.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The growth of our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our line of credit.

During the first nine months of 2005, the Company generated $23.1 million of cash from operating activities. Investing activities used $25.1 million in cash in the first nine months of 2005. Financing activities used $8.7 million in the first nine months of 2005.

Our primary use of funds is for the purchase of revenue equipment. We typically use our existing lines of credit, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first nine months of 2005, we utilized cash on hand and our lines of credit to finance revenue equipment purchases of approximately $39.3 million.

Occasionally we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 48 months, however as of September 30, 2005, we had no outstanding indebtedness under such installment notes.

In order to maintain our tractor fleet count it is often necessary to purchase replacement tractors and place them in service before trade units are removed from service. The timing difference created during this process often requires the Company to pay for new units without any reduction in price for trade units. In this situation, the Company later receives payment for the trade units as they are delivered to the equipment vendor and have passed vendor inspection. During the nine months ended September 30, 2005, the Company received approximately $8.9 million for tractors delivered for trade and expects to receive approximately $9.9 million during the remainder of the year.

During the remainder of 2005, we expect to purchase approximately 177 new tractors and approximately 225 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $14.9 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

We maintain a $20.0 million revolving line of credit and a $30.0 million revolving line of credit (Line A and Line B, respectively) with separate financial institutions. Amounts outstanding under Line A bear interest at LIBOR, as determined on the first day of each month, plus 1.40% (5.1% at September 30, 2005), are secured by our accounts receivable and mature on May 31, 2007. At September 30, 2005, $1.5 million, including $.3 million in letters of credit were outstanding under Line A with availability to borrow $18.5 million. Amounts outstanding under Line B bear interest at LIBOR, as determined on the last day of the previous month, plus 1.15% (4.83 at September 30, 2005), are secured by revenue equipment and mature on June 30, 2007. At September 30, 2005, $26.6 million, including $6.6 million in letters of credit were outstanding under Line B with availability to borrow $3.4 million. In an effort to reduce interest rate risk associated with these floating rate facilities, we have entered into interest rate swap agreements in an aggregate notional amount of $20.0 million. For additional information regarding the interest rate swap agreements, see Note B to the condensed consolidated financial statements.

Trade accounts receivable at September 30, 2005 increased approximately $14.4 million from December 31, 2004. Certain of the Company's largest customers regularly schedule plant shutdowns for various periods during December and the volume of freight we ship is reduced during such scheduled shutdowns. This reduction in freight volume results in a reduction in accounts receivable at the end of each year.

Prepaid expenses and deposits at September 30, 2005 decreased approximately $4.9 million as compared to December 31, 2004. The decrease reflects the amortization of prepaid tractor and trailer license fees and auto liability insurance premiums. In December 2004, approximately $3.0 million of the 2005 license fees and approximately $5.0 million of the 2005 auto liability insurance premiums were paid in advance. These prepaid expenses will be amortized to expense through the remainder of the year.

Treasury stock at September 30, 2005 increased approximately $10.0 million as compared to December 31, 2004. This increase relates to the repurchase of 600,000 shares of the Companys common stock under its stock repurchase program. For additional information regarding the stock repurchase program, see Note G to the condensed consolidated financial statements.

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

The following sensitivity analyses do not consider the effects that an adverse change in the overall economy may have nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results of changes in prices or rates may differ materially from the hypothetical results described below.

EQUITY PRICE RISK

We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities increased to $10.4 million at September 30, 2005 from $8.8 million at December 31, 2004. The increase is primarily the result of additional purchases during the first nine months of 2005. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1,040,000. For additional information with respect to the marketable equity securities, see Note D to our condensed consolidated financial statements.

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

In July 2001, the Company entered into an agreement to obtain price protection and reduce a portion of our exposure to fuel price fluctuations. Under this agreement, we were obligated to purchase a minimum amount of diesel fuel per month, with a price protection component, for the six month period ended February 28, 2002. The agreement also provided that if during the twelve-month period commencing January 2005, the average NY MX HO is below $.58 per gallon, we will be obligated to pay the contract holder the difference between $.58 and the average NY MX HO price for such month, multiplied by 1,000,000 gallons. During September 2005, the average NY MX HO price was $1.796. The value of the agreement is periodically adjusted to fair value, as determined by obtaining an offer from the contract holder of the dollar amount required to terminate all future liability under the contract, and as of September 30, 2005 the estimated fair value of $125,000 is included in accrued liabilities in the accompanying consolidated financial statements. For the three and nine month period ended September 30, 2005 an adjustment of $125,000 and $375,000, respectively was made to reflect the decline in fair value of the agreement which had the effect of reducing operating supplies expense and other current liabilities each by $125,000 and $375,000 during each respective period in the accompanying consolidated financial statements. For additional information with respect to this agreement, see Note B to our condensed consolidated financial statements.

Item 4.  Controls and Procedures.
---------------------------------
Evaluation of disclosure controls and procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management evaluated, with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005. Based upon that evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2005 so that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls over financial reporting.

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
---------------------------------------------------------------------
On April 11, 2005, the Company announced that its Board of Directors had authorized the Company to repurchase up to 600,000 shares of its common stock during the six month period ending October 11, 2005. On September 6, 2005, the Company announced that its Board of Directors had authorized the Company to extend the stock repurchase program until September 6, 2006 and to include up to an additional 900,000 shares of its common stock.

The following table summarizes the Company's common stock repurchases during the third quarter of 2005 made pursuant to this authorization. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any "affiliated purchaser".

Issuer Purchases of Equity Securities
                                                                                    Maximum Number
                                                                                   (or Approximate)
                                                           Total Number of         Dollar Value) of
                      Total Number                        Shares (or Units)        Shares (or Units)
                       of Shares      Average Price      Purchased as Part of      that May Yet Be
                      (or Units)      Paid per Share      Publicly Announced      Purchased Under the
Period                 Purchased        (or Unit)         Plans or Programs        Plans or Programs
------------------------------------------------------------------------------------------------------
July 1-31, 2005               -                -                     -                  154,200
August 1-31, 2005       154,200         $16.5796               154,200                        -
September 1-30, 2005          -                -                     -                  900,000
                       --------         --------             ---------
Total                   154,200         $16.5796               154,200                  900,000
                       ========         ========             =========


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



                                   P.A.M. TRANSPORTATION SERVICES, INC.


Dated:   November 7, 2005          By: /s/ Robert W. Weaver
                                   ---------------------------------
                                   Robert W. Weaver
                                   President and Chief Executive Officer
                                   (principal executive officer)


Dated:   November 7, 2005          By: /s/ Larry J. Goddard
                                   ---------------------------------
                                   Larry J. Goddard
                                   Vice President-Finance, Chief Financial
                                   Officer, Secretary and Treasurer
                                   (principal accounting and financial officer)

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