Form 10-K
period 2005-12-31
PAM TRANSPORTATION SERVICES INC
filed 2006-03-14
CIK 798287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                           Yes  [ ]      No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                           Yes  [ ]      No  [X]

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                           Yes  [ ]      No  [X]

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant computed by reference to the average of the closing bid and asked prices of the common stock as of the last business day of the registrant's most recently completed second quarter was $89,752,725. Solely for the purposes of this response, executive officers, directors and beneficial owners of more than five percent of the registrant's common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the issuer's common stock, as of March 6, 2006: 10,287,607 shares of $.01 par value common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2006 are incorporated by reference in answer to
Part III of this report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in
Part I, Item 1.

                           FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements, including statements about our operating and growth strategies, our expected financial position and operating results, industry trends, our capital expenditure and financing plans and similar matters. Such forward-looking statements are found throughout this Report, including under Item 1, Business, Item 1A, Risk Factors, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk. In those and other portions of this Report, the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "project" and similar expressions, as they relate to us, our management, and our industry are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions about P.A.M. that may cause actual results to differ from these forward-looking statements are described under the headings "Risk Factors," "Management's
Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures About Market Risk."

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

                       P.A.M. TRANSPORTATION SERVICES, INC.
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                                TABLE OF CONTENTS


                                     PART I
                                     ------
                                                                            Page
                                                                            ----
Item 1     Business.......................................................    1

Item 1A    Risk Factors...................................................    8

Item 1B    Unresolved Staff Comments......................................   10

Item 2     Properties.....................................................   11

Item 3     Legal Proceedings..............................................   11

Item 4     Submission of Matters to a Vote of Security Holders............   11

                                    PART II
                                    -------

Item 5     Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities..............   12

Item 6     Selected Financial Data........................................   13

Item 7     Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................   14

Item 7A    Quantitative and Qualitative Disclosures About Market Risk.....   24

Item 8     Financial Statements and Supplementary Data....................   25

Item 9     Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................   52

Item 9A    Controls and Procedures........................................   52

Item 9B    Other Information..............................................   53

                                    PART III
                                    --------

Item 10     Directors and Executive Officers of the Registrant............   54

Item 11     Executive Compensation........................................   54

Item 12     Security Ownership of Certain Beneficial Owners And
            Management and Related Stockholder Matters....................   55

Item 13     Certain Relationships and Related Transactions................   55

Item 14     Principal Accountant Fees and Services........................   55

                                    PART IV
                                    -------

Item 15     Exhibits and Financial Statement Schedules....................   56

            SIGNATURES....................................................   59

            EXHIBIT INDEX.................................................   60

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

P.A.M. Transportation Services, Inc. is a holding company organized under the laws of the State of Delaware in June 1986 which conducts operations through the following wholly owned subsidiaries: P.A.M. Transport, Inc., T.T.X., Inc., P.A.M. Dedicated Services, Inc., P.A.M. Logistics Services, Inc., Choctaw Express, Inc., Choctaw Brokerage, Inc., Transcend Logistics, Inc., Allen Freight Services, Inc., Decker Transport Co., Inc., East Coast Transport and Logistics, LLC, S & L Logistics, Inc., P.A.M. International, Inc., P.A.M. Canada, Inc. and McNeill Express, Inc. Our operating authorities are held by P.A.M. Transport, Inc., P.A.M. Dedicated Services, Inc., Choctaw Express, Inc., Choctaw Brokerage, Inc., Allen Freight Services, Inc., T.T.X., Inc., Decker Transport Co., Inc., East Coast Transport and Logistics, LLC, and McNeill Express, Inc.

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

OPERATIONS

Our operations can generally be classified into truckload services or brokerage and logistics services. Truckload services include those transportation services in which we utilize company owned tractors or owner-operator owned tractors for the pickup and delivery of freight. The brokerage and logistics services consists of services such as transportation scheduling, routing, mode selection, transloading and other value added services related to the transportation of freight which may or may not involve the usage of company owned or owner-operator owned equipment. Both our truckload operations and our brokerage and logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. Truckload services operating revenues, before fuel surcharges represented 88.0%, 86.4%, and 86.7% of total operating revenues for the years ended December 31, 2005, 2004, and 2003, respectively. The remaining operating revenues, before fuel surcharge for the same periods were generated by brokerage and logistics services, representing 12.0%, 13.6%, and 13.3%, respectively. Approximately 99% of the Company's revenues are generated by operations conducted in the United States and all of the Company's assets are located or based in the United States.

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

Providing Superior and Flexible Customer Service. Our wide range of services includes dedicated fleet services, logistics services, "just-in-time" delivery, two-man driving teams, cross-docking and consolidation programs, specialized trailers, and Internet-based customer access to delivery status. These services, combined with a decentralized regional operating strategy, allow us to quickly and reliably respond to the diverse needs of our customers, and provide an advantage in securing new business. We also maintain ISO 9002 certification to ensure that we operate in accordance with approved quality assurance standards.

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

Employing Stringent Cost Controls. We focus intently on controlling our costs while not sacrificing customer service. We maintain this balance by scrutinizing all expenditures, minimizing non-driver personnel, operating a late-model fleet of tractors and trailers to minimize maintenance costs, and adopting new technology only when proven and cost justified.

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

INDUSTRY

The U.S. market for truck-based transportation services is estimated to be approximately $600 billion in annual revenue. The truckload industry is highly fragmented and is impacted by several economic and business factors, many of which are beyond the control of individual carriers. The state of the economy, coupled with equipment capacity levels, can impact freight rates. Volatility of various operating expenses, such as fuel and insurance, make the predictability of profit levels unclear. Availability, attraction, retention and compensation for drivers affect operating costs, as well as equipment utilization. In addition, the capital requirements for equipment, coupled with potential uncertainty of used equipment values, impact the ability of many carriers to expand their operations. The current operating environment is characterized by the following:

- Price increases by tractor and trailer equipment manufacturers, rising fuel costs, and intense competition for drivers.

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

Our marketing efforts are conducted by a sales staff of four employees who are located in our major markets and supervised from our headquarters. These individuals work to improve profitability by maintaining an even flow of freight traffic (taking into account the balance between originations and destinations in a given geographical area) and high utilization, and minimizing movement of empty equipment.

Our five largest customers, for which we provide carrier services covering a number of geographic locations, accounted for approximately 57%, 62% and 64% of our total revenues in 2005, 2004 and 2003, respectively. General Motors Corporation accounted for approximately 39%, 44% and 46% of our revenues in 2005, 2004 and 2003, respectively.

We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. Approximately 52%, 56% and 58% of our revenues were derived from transportation services provided to the automobile industry during 2005, 2004 and 2003, respectively. This portion of our business, however, is spread over 17 assembly plants and over 45 suppliers/vendors located throughout North America, which we believe reduces the risk of a material loss of business.

REVENUE EQUIPMENT

At December 31, 2005, we operated a fleet of 1,792 tractors and 4,406 trailers. We operate late-model, well-maintained premium tractors to help attract and retain drivers, promote safe operations, minimize maintenance and repair costs, and improve customer service by minimizing service interruptions caused by breakdowns. We evaluate our equipment decisions based on factors such as initial cost, useful life, warranty terms, expected maintenance costs, fuel economy, driver comfort, customer needs, manufacturer support, and resale value. Our current policy is to replace most of our tractors at 500,000 miles, which normally occurs 30 to 48 months after purchase. The following table provides information regarding our tractor and trailer turnover and the age of our fleet over the past three years:

                                               2005       2004       2003
                                              -----      -----      -----
Tractors
--------
     Additions                                  497        502        781
     Deletions                                  562        558        649
     End of year total                        1,792      1,857      1,913
     Average age at end of year (in years)      1.4        1.7        1.9
Trailers
--------
     Additions                                  883        803        991
     Deletions                                  734        721        789
     End of year total                        4,406      4,257      4,175
     Average age at end of year (in years)      3.9        4.7        5.2


We historically have contracted with owner-operators to provide and operate a small portion of our tractor fleet. Owner-operators provide their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. We believe that a combined fleet complements our recruiting efforts and offers greater flexibility in responding to fluctuations in shipper demand. At December 31, 2005 the Company's tractor fleet included 50 owner-operator tractors.

Effective October 1, 2002, all newly manufactured truck engines must comply with new engine emission standards mandated by the Environmental Protection Agency ("EPA"). All truck engines manufactured prior to October 1, 2002 are not subject to these new standards. As of December 31, 2005, approximately 90% of the Company-owned truck fleet consisted of trucks with the post-October 2002 engines. The Company has experienced a reduction in fuel efficiency to date, and increased depreciation expense due to the higher cost of the new engines. A new set of more stringent emissions standards mandated by the EPA will become effective for newly manufactured trucks beginning in January 2007 (phase 2) and in January 2010 (phase 3). The Company expects that the engines produced under the new standards will be less fuel-efficient and have a higher cost than the current engines.

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

EMPLOYEES

At December 31, 2005, we employed 3,035 persons, of whom 2,547 were drivers, 140 were maintenance personnel, 203 were employed in operations, 16 were employed in marketing, 60 were employed in safety and personnel, and 69 were employed in general administration and accounting. None of our employees are represented by a collective bargaining unit and we believe that our employee relations are good.

DRIVERS

At December 31, 2005, we utilized 2,547 company drivers in our operations. We also had 50 owner-operators under contract compensated on a per mile basis. Our drivers are compensated on the basis of miles driven, loading and unloading, extra stops and layovers in transit. Drivers can earn bonuses by recruiting other qualified drivers who become employed by us and both cash and non-cash prizes are awarded for consecutive periods of safe, accident-free driving. All of our drivers are recruited, screened, drug tested and trained and are subject to the control and supervision of our operations and safety departments. Our driver training program stresses the importance of safety and reliable, on-time delivery. Drivers are required to report to their driver managers daily and at the earliest possible moment when any condition en route occurs that might delay their scheduled delivery time.

In addition to strict application screening and drug testing, before being permitted to operate a vehicle our drivers must undergo classroom instruction on our policies and procedures, safety techniques as taught by the Smith System of Defensive Driving, the proper operation of equipment, and must pass both written and road tests. Instruction in defensive driving and safety techniques continues after hiring, with seminars at several of our terminals. At December 31, 2005, we employed 60 persons on a full-time basis in our driver recruiting, training and safety instruction programs.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:

                                                                YEARS OF SERVICE
      NAME          AGE          POSITION WITH COMPANY            WITH P.A.M.
     -----          ---  -------------------------------------    -----------
Robert W. Weaver    56   President and Chief Executive Officer         23
W. Clif Lawson      52   Executive Vice President and Chief
                         Operating Officer                             21
Larry J. Goddard    47   Vice President - Finance, Chief Financial
                         Officer, Secretary and Treasurer              18

Each of our executive officers has held his present position with the Company for at least the last five years. The Company has entered into an employment agreement with the President and Chief Executive Officer that expires on June 30, 2006. The Company has the option to extend the employment agreement for two consecutive years following the June 30, 2006 expiration date for an additional one year at a time.

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

In addition to environmental regulations directly affecting our business, we are also subject to the effects of new tractor engine design requirements implemented by the EPA effective October 1, 2002. See "Revenue Equipment", above.

The Federal Motor Carrier Safety Administration ("FMCSA") issued a final rule on April 24, 2003 that made several changes to the regulations that govern truck drivers' hours of service ("HOS"). These new federal regulations became effective on January 4, 2004. On July 16, 2004, the U.S. Circuit Court of Appeals for the District of Columbia rejected these new hours of service rules for truck drivers that had been in place since January 2004 because it said the FMCSA had failed to address the impact of the rules on the health of drivers as required by Congress. In addition, the judge's ruling noted other areas of concern including the increase in driving hours from 10 hours to 11 hours, the exception that allows drivers in trucks with sleeper berths to split their required rest periods, the new rule allowing drivers to reset their 70-hour clock to 0 hours after 34 consecutive hours off duty, and the decision by the FMCSA not to require the use of electronic onboard recorders to monitor driver compliance. On September 30, 2004, the extension of the Federal highway bill signed into law by the President of the United States extended the current hours of service rules for one year or until the FMCSA developed a new set of regulations, whichever came first. On January 24, 2005, the FMCSA re-proposed its April 2003 HOS rules, adding references to how the rules would affect driver health, but making no changes to the regulations. The FMCSA sought public comments by March 10, 2005 on what changes to the rule, if any, were necessary to respond to the concerns raised by the court, and to provide data or studies that would support changes to, or continued use of, the 2003 rule. Effective October 1, 2005, the April 2003 HOS rules became effective with the most significant change requiring drivers that utilize the sleeper berth provision to take at least eight consecutive hours in the sleeper berth during their ten hours off-duty. Under previous regulations, drivers were allowed to split their ten hour off-duty time in the sleeper berth into two periods, provided neither period was less than two hours. This more restrictive sleeper berth provision may impact multiple-stop shipments and those shipments incurring delays in loading or unloading. Improper planning on such shipments could result in delivery delays and equipment utilization inefficiencies.

ITEM 1A.  RISK FACTORS.

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

A significant portion of our revenue is generated from our major customers. For 2005, our top five customers, based on revenue, accounted for approximately 57% of our revenue, and our largest customer, General Motors Corporation, accounted for approximately 39% of our revenue. We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. As a result, concentration of our business within the automobile industry is greater than the concentration in a single customer. Approximately 52% of our revenues for 2005 were derived from transportation services provided to the automobile industry.

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

The EPA recently adopted new emissions control regulations, which require progressive reductions in exhaust emissions from diesel engines through 2010, for engines manufactured in October 2002 and thereafter. In part to offset the costs of compliance with the new EPA engine design requirements, some manufacturers have significantly increased new equipment prices and eliminated or sharply reduced the price of repurchase or trade-in commitments. If new equipment prices were to increase, or if the price of repurchase commitments by equipment manufacturers were to decrease, more than anticipated, we may be required to increase our depreciation and financing costs and/or retain some of our equipment longer, with a resulting increase in maintenance expenses. To the extent we are unable to offset any such increases in expenses with rate increases or cost savings, our results of operations could be adversely affected. If our fuel or maintenance expenses were to increase as a result of our use of the new, EPA-compliant engines, and we are unable to offset such increases with fuel surcharges or higher freight rates, our results of operations could be adversely affected. Further, our business and operations could be adversely impacted if we experience problems with the reliability of the new engines. We began operating tractors with engines meeting the EPA guidelines during 2003. Although we have not experienced any significant reliability issues with these engines to date, the expenses associated with the tractors containing these engines have been slightly elevated, primarily as a result of lower fuel efficiency and slightly higher depreciation.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our executive offices and primary terminal facilities, which we own, are located in Tontitown, Arkansas. These facilities are located on approximately 49.3 acres and consist of 114,403 square feet of office space and maintenance and storage facilities.

Our subsidiaries lease facilities in Jacksonville, Florida; Breese and Effingham, Illinois; Parsippany and Paulsboro, New Jersey; North Jackson, Ohio; Oklahoma City, Oklahoma; and Laredo, and El Paso, Texas. Our terminal facilities in Columbia, Mississippi; Irving, Texas; North Little Rock, Arkansas; and Willard, Ohio are owned. The leased facilities are leased primarily on a month-to-month basis. The following provides a summary of the ownership and types of activities conducted at each location:

                                   Own/     Dispatch   Maintenance    Safety
           Location                Lease     Office     Facility     Training
           --------                -----     ------     --------     --------
   Tontitown, Arkansas             Own         Yes         Yes         Yes
   North Little Rock, Arkansas     Own         Yes         Yes         Yes
   Jacksonville, Florida           Lease       Yes         Yes         Yes
   Breese, Illinois                Lease       Yes         No          No
   Effingham, Illinois             Lease       No          Yes         No
   Columbia, Mississippi           Own         Yes         Yes         No
   Parsippany, New Jersey          Lease       Yes         Yes         Yes
   Paulsboro, New Jersey           Lease       Yes         No          No
   North Jackson, Ohio             Lease       Yes         Yes         Yes
   Willard, Ohio                   Own         Yes         Yes         No
   Oklahoma City, Oklahoma         Lease       Yes         Yes         Yes
   El Paso, Texas                  Lease       Yes         Yes         No
   Irving, Texas                   Own         Yes         Yes         Yes
   Laredo, Texas                   Lease       Yes         Yes         No

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the fourth quarter ended December 31, 2005.

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

Calendar Year Ended December 31, 2005
                                      HIGH       LOW
                                     ------     ------
                 First Quarter       $19.49     $16.47
                 Second Quarter       17.35      13.43
                 Third Quarter        17.90      15.71
                 Fourth Quarter       18.85      15.16

Calendar Year Ended December 31, 2004
                                       HIGH      LOW
                                     ------     ------
                 First Quarter       $22.31     $15.97
                 Second Quarter       19.30      16.43
                 Third Quarter        19.42      16.72
                 Fourth Quarter       21.01      17.51

As of March 6, 2006, there were approximately 192 holders of record of our common stock.

DIVIDENDS

We have not declared or paid any cash dividends on our common stock for the two most recent fiscal years. The policy of our board of directors is to retain earnings for the expansion and development of our business and the payment of our debt service obligations. Future dividend policy and the payment of dividends, if any, will be determined by the board of directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the board.

REPURCHASES OF COMMON STOCK

On October 24, 2003, the Company announced the approval by the Board of Directors of a stock repurchase program in which the Company was authorized to purchase 300,000 shares of its common stock at prevailing market prices over a twelve month period. The stock repurchase program expired during the fourth quarter of 2004 with no purchases by the Company during the authorized twelve month period.

On April 11, 2005, the Company announced that the Board of Directors had authorized the Company to repurchase up to 600,000 shares of its common stock during the six month period ending October 11, 2005. These 600,000 shares were all repurchased by September 30, 2005. On September 6, 2005, the Company announced that its Board of Directors had authorized the Company to extend the stock repurchase program until September 6, 2006 and to include up to an additional 900,000 shares of its common stock.

The following table summarizes the Company's common stock repurchases during the fourth quarter of 2005 made pursuant to this authorization. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any "affiliated purchaser".

                                                                                          Maximum Number
                                                                                         (or Approximate
                                                      Average      Total Number of      Dollar Value) of
                                      Total Number     Price      Shares (or Units)     Shares (or Units)
                                       of Shares      Paid per   Purchased as Part of    that May Yet Be
                                      (or Units)       Share     Publicly Announced    Purchased Under the
Period                                 Purchased     (or Unit)    Plans or Programs     Plans or Programs
------------------------------------- ------------   ---------   --------------------  -------------------
October 1, 2005 - October 31, 2005       50,000      $15.8900          50,000                850,000
November 1, 2005 - November 30, 2005    100,000       17.4750         100,000                750,000
December 1, 2005 - December 31, 2005    308,600       17.1284         308,600                441,400
                                        -------      --------         -------
Total                                   458,600      $17.0689         458,600                441,400
                                        =======      ========         =======

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

                                                                YEAR ENDED DECEMBER 31,
                                                    2005       2004       2003      2002       2001
                                                 --------   --------   --------   --------   --------
                                                   (in thousands, except earnings per share amounts)
Statement of Operations Data:
Operating revenues:
   Operating revenues, before fuel surcharge     $326,353   $309,475   $293,547   $264,012   $225,794
   Fuel surcharge (1)                              34,527     15,591      7,491      2,042      5,608
                                                 --------   --------   --------   --------   --------
Total operating revenues                          360,880    325,066    301,038    266,054    231,402
                                                 --------   --------   --------   --------   --------

Operating expenses:
   Salaries, wages and benefits                   122,005    119,519    119,350    115,432    100,359
   Operating supplies (1)                         104,131     77,363     63,241     53,203     48,897
   Rent and purchased transportation               39,074     38,938     35,287      9,780     10,526
   Depreciation and amortization                   31,376     30,016     26,601     24,715     20,300
   Operating taxes and licenses                    15,776     15,488     14,710     13,467     11,936
   Insurance and claims                            15,992     15,820     13,500     12,786     10,202
   Communications and utilities                     2,648      2,690      2,540      2,284      2,320
   Other                                            6,205      5,131      4,755      4,620      4,707
   Loss on sale or disposal of property               147        915        368        127        886
                                                 --------   --------   --------   --------   --------
Total operating expenses                          337,354    305,880    280,352    236,414    210,133
                                                 --------   --------   --------   --------   --------
Operating income                                   23,526     19,186     20,686     29,640     21,269
Non-operating income                                  477        464        276          -          -
Interest expense                                   (1,881)    (1,758)    (1,667)    (1,985)    (4,477)
                                                 --------   --------   --------   --------   --------
Income before income taxes                         22,122     17,892     19,295     27,655     16,792
Income taxes                                        8,983      7,304      7,805     11,062      6,721
                                                 --------   --------   --------   --------   --------
Net income                                       $ 13,139   $ 10,588   $ 11,490   $ 16,593   $ 10,071
                                                 ========   ========   ========   ========   ========
Earnings per common share:
Basic                                            $   1.20      $ .94     $ 1.02     $ 1.56     $ 1.18
                                                 ========   ========   ========   ========   ========
Diluted                                          $   1.20      $ .94     $ 1.01     $ 1.55     $ 1.18
                                                 ========   ========   ========   ========   ========
Average common shares outstanding- Basic           10,966     11,298     11,291     10,669      8,522
                                                 ========   ========   ========   ========   ========
Average common shares outstanding- Diluted (2)     10,976     11,324     11,326     10,715      8,550
                                                 ========   ========   ========   ========   ========

--------------
(1) In order to conform to industry practice, during 2004 the Company began to classify fuel surcharges charged to customers as revenue rather than as a reduction of operating supplies expense. This reclassification has no effect on net operating income, net income or earnings per share. The Company has made corresponding reclassifications to comparative periods shown.
(2) Diluted income per share for 2005, 2004, 2003, 2002 and 2001 assumes the exercise of stock options to purchase an aggregate of 22,297, 62,224, 77,758, 87,984 and 107,369 shares of common stock, respectively.

                                                                     AT DECEMBER 31,
                                                    2005       2004       2003      2002       2001
                                                 --------   --------   --------   --------   --------
                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Total assets                                     $293,441   $285,349   $264,849   $228,320   $182,516
Long-term debt, excluding current portion          39,693     23,225     26,740     20,175     47,023
Stockholders' equity                              164,762    168,543    156,875    144,452     72,597

                                                                 YEAR ENDED DECEMBER 31,
                                                    2005       2004       2003      2002       2001
                                                 --------   --------   --------   --------   --------
OPERATING DATA:
Operating ratio (1)                                 92.8%      93.8%      92.9%      88.7%      90.6%
Average number of truckloads per week              6,946      7,278      7,105      6,463      5,399
Average miles per trip                               680        664        701        755        769
Total miles traveled (in thousands)              228,624    235,894    242,890    238,256    204,303
Average miles per tractor                        125,479    127,124    131,934    136,772    131,554
Average revenue, before fuel surcharge
  per tractor per day                               $740       $684       $653       $621       $591
Average revenue, before fuel surcharge
  per loaded mile                                  $1.33      $1.19      $1.13      $1.15      $1.17
Empty mile factor                                    5.5%       4.7%       4.5%       4.0%       5.5%

AT END OF PERIOD:
Total company-owned/leased tractors                1,792(2)   1,857(3)   1,913(4)   1,781(5)   1,660(6)
Average age of tractors (in years)                  1.43       1.70       1.94       2.12       1.81
Total trailers                                     4,406      4,257      4,175      3,973      3,932
Average age of trailers (in years)                  3.92       4.69       5.15       5.74       5.31
Number of employees                                3,035      2,736      2,765      2,538      2,424

During 2002, the Company received approximately $54.8 million from a public offering of 2,621,250 shares of its common stock and used approximately $43.0 million of the proceeds to repay long-term debt obligations with the remaining proceeds used to fund capital expenditures and finance general working capital needs. As a result, the Company experienced an increase in total assets, a decrease in long-term debt, and an increase in stockholders' equity as of December 31, 2002 when compared to December 31, 2001.

During 2003, the Company acquired a freight brokerage company and a truckload motor carrier which when combined, contributed approximately $40.7 million in additional revenues and $.07 in diluted earnings per share for the year ended December 31, 2003 when compared to revenues and diluted earnings per share for the year ended December 31, 2002. The acquisition of the truckload motor carrier also resulted in an increase in our fleet size of 122 tractors and 221 trailers during 2003 as compared to 2002. For additional information with respect to business acquisitions, see Note 19 to our consolidated financial statements.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 88.0%, 86.4%, and 86.7% of total revenues, excluding fuel surcharges for the twelve months ended December 31, 2005, 2004, and 2003, respectively.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During 2005, 2004 and 2003, approximately $34.5 million, $15.6 million and $7.5 million of the Company's total revenue was generated from fuel surcharges. We also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS - TRUCKLOAD SERVICES

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Operating supplies expense, which includes fuel costs, are shown net of fuel surcharges.

                                                 YEARS ENDED DECEMBER 31,
                                                  2005     2004     2003
                                                 ------   ------   ------
Operating revenues, before fuel surcharge        100.0%   100.0%   100.0%
                                                 ------   ------   ------
Operating expenses:
   Salaries, wages and benefits                   41.8     43.8     46.2
   Operating supplies, net of fuel surcharge      24.6     23.3     22.0
   Rent and purchased transportation               1.2      0.6      0.3
   Depreciation and amortization                  10.9     11.2     10.4
   Operating taxes and licenses                    5.5      5.8      5.8
   Insurance and claims                            5.5      5.9      5.3
   Communications and utilities                    0.9      0.9      0.9
   Other                                           1.8      1.7      1.6
   Loss on sale or disposal of property            0.1      0.3      0.1
                                                 ------   ------   ------
Total operating expenses                          92.3     93.5     92.6
                                                 ------   ------   ------
Operating income                                   7.7      6.5      7.4
Non-operating income                               0.1      0.2      0.1
Interest expense                                  (0.5)    (0.5)    (0.5)
                                                 ------   ------   ------
Income before income taxes                         7.3%     6.2%     7.0%
                                                 ------   ------   ------

2005 COMPARED TO 2004

For the year ended December 31, 2005, truckload services revenue, before fuel surcharges, increased 7.3% to $287.1 million as compared to $267.5 million for the year ended December 31, 2004. The increase was due to a 10.8% increase in the average rate per total mile charged to customers from $1.13 during 2004 to $1.26 during 2005. The revenue growth attributable to the increase in the average rate per total mile was partially offset by a 3.1% reduction in total miles traveled from 235.9 million during 2004 to 228.6 million during 2005.

Salaries, wages and benefits decreased from 43.8% of revenues, before fuel surcharges, in 2004 to 41.8% of revenues, before fuel surcharges, in 2005. The decrease relates primarily to a decrease in driver lease expense, which is a component of salaries, wages and benefits, as the average number of owner operators under contract decreased from 93 during 2004 to 66 during 2005. The decrease associated with driver lease expense was partially offset by an increase in amounts paid to the corresponding company driver replacement, and in other costs normally absorbed by the owner operator such as repairs and fuel. Although to a lesser degree, the effect of higher revenues without a corresponding increase in those wages with fixed cost characteristics, such as general and administrative wages, also contributed to the decrease in salaries, wages and benefits as a percentage of revenues, before fuel surcharges. During January 2006 the Company implemented a driver pay increase ranging from $.01 to $.03 per mile depending on individual driver qualifications and expect salaries, wages and benefits to increase as a result.

Operating supplies and expenses increased from 23.3% of revenues, before fuel surcharges, in 2004 to 24.6% of revenues, before fuel surcharges, in 2005. The increase was primarily due to higher fuel costs resulting from a 34.4% increase in the average price per gallon paid by the Company during 2005 as compared to 2004. During periods of rising fuel prices the Company is often able to recoup at least a portion of the increase through fuel surcharges passed along to its customers. Fuel costs, net of fuel surcharges, increased to $47.6 million in 2005 from $40.7 million in 2004. The Company collected approximately $34.5 million in fuel surcharges during 2005 and $15.6 million during 2004. Fuel costs were also affected by the replacement of owner operators with Company drivers as discussed above.

Rent and purchased transportation increased from 0.6% of revenues, before fuel surcharges, in 2004 to 1.2% of revenues, before fuel surcharges, in 2005. The increase relates primarily to an increase in amounts paid to third party transportation service providers for intermodal services.

Depreciation and amortization decreased from 11.2% of revenues, before fuel surcharges, in 2004 to 10.9% of revenues, before fuel surcharges, in 2005. Depreciation expense increased from $29.9 million during 2004 to $31.3 million during 2005 primarily due to higher new tractor and trailer prices coupled with decreased residual trade-in values guaranteed by the manufacturer, however as a percentage of revenues, before fuel surcharges, a decrease results from the interaction of increased revenues from an increased rate per mile charged to customers and the fixed cost nature of depreciation expense.

Operating taxes and licenses decreased from 5.8% of revenues, before fuel surcharges, in 2004 to 5.5% of revenues, before fuel surcharges, in 2005. Operating taxes and licenses which consist primarily of fuel taxes and tractor and trailer registration fees increased slightly from $15.5 million during 2004 to $15.8 million during 2005. Fuel tax expense is primarily affected by both the number of miles traveled and the miles-per-gallon (mpg) achieved. During 2005 the Company experienced a lower mpg of 6.11 as compared to a mpg of 6.31 during 2004, resulting primarily from the replacement of older tractors with new tractors containing engines which comply with the EPA mandated lower emissions standards. The increased costs associated with a lower mpg were offset by a decrease in the number of miles traveled during 2005 to 228.6 million from 235.9 million during 2004. Tractor and trailer registration fees, the majority of which are fixed on a per unit basis, did not change significantly as the number of units remained relatively the same, however the fixed cost nature of these expenses did decrease as a percentage of revenues, before fuel surcharges due to higher revenues during 2005 as compared to 2004.

Insurance and claims expense decreased from 5.9% of revenues, before fuel surcharges, in 2004 to 5.5% of revenues, before fuel surcharges, in 2005. The decrease was the result of renegotiations with one of the Company's insurance providers to change the method of determining the Company's auto liability insurance premiums. Previously, the Company's auto liability premiums were determined using a specified rate per one hundred dollars of revenue including fuel surcharges. This method had the unintended consequence of penalizing the Company with increased insurance costs solely from passing higher fuel costs along to its customers in the form of fuel surcharges. The method of determining the Company's auto liability premium is now based on the number of miles traveled instead of revenue generated.

Other expenses increased from 1.7% of revenues, before fuel surcharges, in 2004 to 1.8% of revenues, before fuel surcharges, in 2005. The increase relates to the combined net effect of an increase in current amounts written off as uncollectible truckload services revenues and a decrease in recoveries of prior year uncollectible truckload services revenue during 2005 as compared to 2004. During 2005 the Company expensed an additional $1.0 million of truckload services accounts receivable as uncollectible without any significant recoveries related to prior years. During 2004 $100,000 was expensed as uncollectible truckload services accounts receivable, however this amount was completely offset by the recovery of $635,000 during 2004 related to the settlement of a lawsuit which allowed the Company to recapture approximately $635,000 of previously reported expense. The increase in other expenses was partially offset by a decrease in amounts paid for advertising expense during 2005 as compared to 2004.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased to 92.3% for 2005 from 93.5% for 2004.

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

                                                 YEARS ENDED DECEMBER 31,
                                                  2005     2004     2003
                                                 ------   ------   ------
Operating revenues, before fuel surcharge        100.0%   100.0%   100.0%
                                                 ------   ------   ------
Operating expenses:
   Salaries, wages and benefits                    5.1      5.5      4.7
   Operating supplies, net of fuel surcharge       0.0      0.0      0.0
   Rent and purchased transportation              88.0     87.8     88.2
   Depreciation and amortization                   0.2      0.3      0.3
   Operating taxes and licenses                    0.0      0.0      0.0
   Insurance and claims                            0.1      0.1      0.1
   Communications and utilities                    0.4      0.4      0.4
   Other                                           2.5      1.6      1.8
   Loss on sale or disposal of property            0.0      0.0      0.0
                                                 ------   ------   ------
Total operating expenses                          96.3     95.7     95.5
                                                 ------   ------   ------
Operating income                                   3.7      4.3      4.5
Non-operating income                               0.0      0.0      0.0
Interest expense                                  (0.6)    (0.6)    (1.0)
                                                 ------   ------   ------
Income before income taxes                         3.1%     3.7%     3.5%
                                                 ------   ------   ------

2005 COMPARED TO 2004

Logistics and brokerage services revenues, before fuel surcharges, decreased 6.6% to $39.2 million for the year ended December 31, 2005 as compared to $42.0 million for the year ended December 31, 2004. The decrease was primarily due to a 17.2% decrease in the number of loads serviced by the Company during 2005 as compared to 2004. This decrease was partially offset by an increase in the average revenue collected per load resulting from increased fees charged by the Company.

Salaries, wages and benefits decreased from 5.5% of revenues, before fuel surcharges, in 2004 to 5.1% of revenues, before fuel surcharges, in 2005. The decrease relates to a decrease in the number of employees employed by the logistics and brokerage services division.

Other expenses increased from 1.6% of revenues, before fuel surcharges, in 2004 to 2.5% of revenues, before fuel surcharges, in 2005. The increase relates to an increase in amounts written off as uncollectible logistics and brokerage services revenues during 2005 as compared to 2004.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased to 96.3% for 2005 from 95.7% for 2004.

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

RESULTS OF OPERATIONS - COMBINED SERVICES

2005 COMPARED TO 2004

Net income for all divisions was $13.1 million, or 4.0% of revenues, before fuel surcharge for 2005 as compared to $10.6 million or 3.4% of revenues, before fuel surcharge for 2004. The increase in net income combined with the effect of treasury stock repurchases resulted in an increase in diluted earnings per share to $1.20 for 2005 compared to $.94 for 2004.

2004 COMPARED TO 2003

Net income for all divisions was $10.6 million, or 3.4% of revenues, before fuel surcharge for 2004 as compared to $11.5 million or 3.9% of revenues, before fuel surcharge for 2003. The decrease in net income resulted in a decrease in diluted earnings per share to $.94 for 2004 compared to $1.01 for 2003.

QUARTERLY RESULTS OF OPERATIONS

The following table presents selected consolidated financial information for each of our last eight fiscal quarters through December 31, 2005. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the quarterly information.


                                                             QUARTER ENDED
                               MAR. 31,  JUNE 30, SEPT. 30,  DEC. 31,  MAR. 31, JUNE 30,  SEPT. 30,  DEC. 31,
                                2005      2005      2005      2005      2004      2004      2004      2004
                                ----      ----      ----      ----      ----      ----      ----      ----
                                                               (UNAUDITED)
                                              (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)
Operating revenues (1)        $86,192   $91,027   $88,484   $95,177   $80,120   $82,284   $79,080   $83,582
Total operating expenses (1)   81,034    84,479    84,471    87,370    76,322    75,734    73,491    80,333
Operating income                5,158     6,548     4,013     7,807     3,798     6,550     5,589     3,249
Net income                      2,903     3,680     2,213     4,343     2,031     3,647     3,148     1,762
Earnings per common share:
Basic                           $0.26     $0.33     $0.20     $0.41     $0.18     $0.32     $0.28     $0.16
                                =====     =====     =====     =====     =====     =====     =====     =====
Diluted                         $0.26     $0.33     $0.20     $0.41     $0.18     $0.32     $0.28     $0.16
                                =====     =====     =====     =====     =====     =====     =====     =====

------------
(1) In order to conform to industry practice, during 2004 the Company began to classify fuel surcharges charged to customers as revenue rather than as a reduction of operating supplies expense. This reclassification has no effect on net operating income, net income or earnings per share. The Company has made corresponding reclassifications to comparative periods shown.

LIQUIDITY AND CAPITAL RESOURCES

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our line of credit.

During 2005, we generated $23.6 million in cash from operating activities compared to $44.7 million and $37.9 million in 2004 and 2003, respectively. Investing activities used $40.9 million in cash during 2005 compared to $24.7 million and $68.4 million in 2004 and 2003, respectively. The cash used in all three years related primarily to the purchase of revenue equipment (tractors and trailers) used in our operations. Financing activities used $1.2 million in cash during 2005 compared to $3.4 million used in 2004 and to $2.8 million generated in 2003. See Consolidated Statements of Cash Flows.

Our primary use of funds is for the purchase of revenue equipment. We typically use our existing lines of credit on an interim basis, in addition to cash flows from operations, to finance capital expenditures and repay long-term debt. During 2005 and 2004, we utilized cash on hand and our lines of credit to finance revenue equipment purchases for an aggregate of $60.8 million and $52.7 million, respectively.

Occasionally we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 48 months, however as of December 31, 2005 and 2004, we had no outstanding indebtedness under such installment notes.

In order to maintain our tractor and trailer fleet count it is often necessary to purchase replacement units and place them in service before trade units are removed from service. The timing difference created during this process often requires the Company to pay for new units without any reduction in price for trade units. In this situation, the Company later receives payment for the trade units as they are delivered to the equipment vendor and have passed vendor inspection. During the twelve months ended December 31, 2005 and 2004, the Company received approximately $17.4 million and $24.3 million, respectively, for units delivered for trade.

We maintain a $20.0 million revolving line of credit and a $30.0 million revolving line of credit (Line A and Line B, respectively) with separate financial institutions. Amounts outstanding under Line A bear interest at LIBOR (determined as of the first day of each month) plus 1.40%, (5.69% at December 31, 2005) are secured by our accounts receivable and mature on May 31, 2006, however the Company has the intent and ability to extend the terms of this line of credit for an additional one year period until May 31, 2007. At December 31,

2005 outstanding advances on line A were approximately $17.5 million, including $310,000 in letters of credit, with availability to borrow $2.5 million. Amounts outstanding under Line B bear interest at LIBOR (determined on the last day of the previous month) plus 1.15%, (5.47% at December 31, 2005) are secured by revenue equipment and mature on June 30, 2007. At December 31, 2005, $26.2 million, including $6.2 million in letters of credit were outstanding under Line B with availability to borrow $3.8 million. In an effort to reduce interest rate risk associated with these floating rate facilities, we have entered into interest rate swap agreements in an aggregate notional amount of $20.0 million. For additional information regarding the interest rate swap agreements, see Item 7A of this Report.

Cash and cash equivalents at December 31, 2005 decreased approximately $18.5 million as compared to December 31, 2004. During December 2005 the Company purchased $5.3 million of treasury stock and paid a $4.4 million estimated federal income tax payment neither of which were done during December of 2004. The remaining decrease is attributable to accounts receivable payments from one of the Company's largest customers not being received until January 2006 instead of by the end of December as had happened in December 2004. See accounts receivable discussion below and the Consolidated Statements of Cash Flows for more information.

Accounts receivable at December 31, 2005 increased approximately $17.5 million as compared to December 31, 2004. During late December 2004 the Company received an accounts receivable payment from one of its larger customers which was not due until January 2005. This early payment was not repeated in December 2005 as the Company received the accounts receivable payment in January 2006. The remaining increase was primarily related to a general increase in revenues as a whole, all of which flow through our accounts receivable account.

Marketable equity securities available for sale at December 31, 2005 increased approximately $2.2 million as compared to December 31, 2004. During the year ended December 31, 2005, the Company purchased approximately $1.7 million of equity securities with excess cash with the remaining increase attributable to an increase in the market value of the investments. These securities, combined with equity securities purchased in prior periods, have an original cost of approximately $8.1 million and a combined fair market value of $11.0 million. The Company has developed a strategy to invest in securities from which it expects to receive dividends that qualify for favorable tax treatment, as well as, appreciate in value. The Company anticipates that increases in the market value of the investments combined with dividend payments will exceed interest rates paid on borrowings for the same period. During 2005 the Company had net unrealized pre-tax gains of approximately $477,000 and received dividends of approximately $358,000. The holding term of these securities depends largely on the general economic environment, the equity markets, borrowing rates and the Company's cash requirements.

Accounts payable at December 31, 2005 decreased approximately $6.6 million as compared to December 31, 2004. The decrease is primarily related to a decrease in the amount of bank drafts outstanding in excess of bank balance as compared to bank drafts outstanding at December 31, 2004. As of December 31, 2005 bank drafts of approximately $7.5 million were reclassified to accounts payable as compared to approximately $16.5 million reclassified as of December 31, 2004. The net decrease also reflects the increase of approximately $1.0 million in amounts accrued for third party commissions and a $1.4 million increase in amounts accrued for fuel purchases.

Long-term debt at December 31, 2005 increased approximately $16.5 million as compared to December 31, 2004. The increase is primarily related to an increase in the balance due on the Company's lines of credit at December 31, 2005 as compared to December 31, 2004. Additional borrowings were required due to an increase in treasury stock purchases of $17.9 million and $6.5 million in income tax payments during 2005 as compared to 2004.

Treasury stock at December 31, 2005 increased approximately $17.9 million as the Company purchased 1,058,600 shares of its common stock at various times throughout 2005 as part of a stock repurchase plan approved by the Company's Board of Directors in April 2005. The stock repurchase plan, as extended in September 2005, authorizes the purchase of up to 1,500,000 shares of the Company's common stock and expires in September 2006.

For 2006, we expect to purchase approximately 475 new tractors and approximately 450 trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $37.6 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth the Company's contractual obligations and commercial commitments, as defined in Regulation S-K 303 (a)(5)(ii) issued by the Securities and Exchange Commission, as of December 31, 2005:

                                       Payments due by period
                                       ----------------------
                                           (in thousands)
                                 Less than   1 to 3     4 to 5    More than
                        Total      1 year     Years      Years     5 Years
                       -------    -------    -------    -------    -------
Long-term debt         $41,552     $1,859    $38,713     $  980    $     -
Operating leases (1)     1,748        472        855        421          -
                      --------    -------    -------    -------    -------
Total                  $43,300     $2,331    $39,568     $1,401    $     -
                      ========    =======    =======    =======    =======

(1)  Represents building, facilities, and drop yard operating leases.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements as defined in Regulation S-K 303 (a)(4)(ii) issued by the Securities and Exchange Commission.

INSURANCE

With respect to physical damage for tractors, cargo loss and auto liability, the Company maintains insurance coverage to protect it from certain business risks. These policies are with various carriers and have per occurrence deductibles of $2,500, $10,000 and $2,500 respectively. Since 2002, the Company has elected to self insure for physical damage to trailers. During 2003, and continuing through 2005, the Company changed its workers' compensation coverage in Arkansas, Oklahoma, Mississippi and Florida from a fully insured policy with a $350,000 per occurrence deductible to become self insured with a $500,000 per occurrence excess policy. The Company continues to be self insured for workers' compensation in the State of Ohio with a $500,000 self insured retention with excess insurance. The Company has elected to opt out of workers' compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has reserved for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers' compensation claims. Letters of credit aggregating $2,768,000 are held by a bank as security for workers' compensation claims. The Company self insures for employee health claims with a stop loss of $175,000 per covered employee per year and estimates its liability for claims incurred but not reported.

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

Income Taxes. Significant management judgment is required to determine the provision for income taxes and to determine whether deferred income tax assets will be realized in full or in part. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When it is more likely that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable. A valuation allowance for deferred income tax assets has not been deemed to be necessary due to the Company's profitable operations.
Accordingly, if the facts or financial circumstances were to change, thereby impacting the likelihood of realizing the deferred income tax assets, judgment would need to be applied to determine the amount of valuation allowance required in any given period.

Business Combinations and Goodwill. Upon acquisition of an entity, the cost of the acquired entity must be allocated to assets and liabilities acquired. Identification of intangible assets, if any, that meet certain recognition criteria is necessary. This identification and subsequent valuation requires significant judgments. The carrying value of goodwill is tested annually and as of December 31, 2005 the Company determined that there was no impairment. The impairment testing requires an estimate of the value of the Company as a whole, as the Company has determined it only has one reporting unit as defined in Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

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

EQUITY PRICE RISK

We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities increased to $11.0 million at December 31, 2005 from $8.8 million at December 31, 2004. The increase reflects additional purchases of approximately $1.7 million during 2005 and an increase in the fair market value of approximately $477,000 during 2005. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.1 million. For additional information with respect to the marketable equity securities, see
Note 3 to our consolidated financial statements.

INTEREST RATE RISK

Our two lines of credit each bear interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are effected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the lines of credit. In an effort to manage the risks associated with changing interest rates, we entered into interest rate swap agreements effective February 28, 2001 and May 31, 2001, on notional amounts of $15,000,000 and $5,000,000, respectively. The "pay fixed rates" under the $15,000,000 and $5,000,000 swap agreements are 5.08% and 4.83%, respectively. The "receive floating rate" for both swap agreements is "1-month" LIBOR. These interest rate swap agreements terminate on March 2, 2006 and June 2, 2006, respectively. Assuming $20.0 million of variable rate debt was outstanding under Line "A" and not covered by a hedge agreement for a full fiscal year, a hypothetical 100 basis point increase in LIBOR would result in approximately $200,000 of additional interest expense. For additional information with respect to the interest rate swap agreements, see Note 17 to our consolidated financial statements.

COMMODITY PRICE RISK

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our 2005 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by $8.1 million.

In July 2001, we entered into an agreement to obtain price protection and reduce a portion of our exposure to fuel price fluctuations. Under this agreement, we were obligated to purchase minimum amounts of diesel fuel per month, with a price protection component, for the six-month period ended February 28, 2002. The agreement also provided that if during the twelve-month period commencing January 2005, the price of heating oil on the New York Mercantile Exchange ("NY MX HO") fell below $.58 per gallon, we would have been obligated to pay the contract holder the difference between $.58 per gallon and the NY MX HO average price, multiplied by 1,000,000 gallons. Accordingly, in any month in which the holder exercised such right, we would have been obligated to pay the holder $10,000 for each cent by which $.58 exceeded the average NY MX HO price for that month. For example, if the NY MX HO average price during March 2005 was approximately $.54, and if the holder were to exercise its payment right, we would have been obligated to pay the holder approximately $40,000. During The twelve-month period commencing January 2005 the average NY MX HO price remained well above the $.58 per gallon threshold and as of December 31, 2005 the agreement expired without any further obligation of either party. For the twelve-month period ended December 31, 2005 an adjustment of $500,000 was made to reflect the decline in fair value of the agreement which had the effect of reducing operating supplies expense and other current liabilities each by $500,000 in the accompanying consolidated financial statements. For the twelve-month period ended December 31, 2004 an adjustment of $250,000 was made to reflect the decline in fair value of the agreement which had the effect of reducing operating supplies expense and other current liabilities each by $250,000 in the accompanying consolidated financial statements, see Note 17 to our consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following statements are filed with this report:

Report of Independent Registered Public Accounting Firm - Grant Thornton LLP Report of Independent Registered Public Accounting Firm - Deloitte & Touche LLP Consolidated Balance Sheets - December 31, 2005 and 2004
Consolidated Statements of Income - Years ended December 31, 2005, 2004 and 2003 Consolidated Statements of Shareholders' Equity - Years ended December 31, 2005
 2004 and 2003
Consolidated Statements of Cash Flows - Years ended December 31, 2005, 2004 and
 2003
Notes to Consolidated Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

Board of Directors and
Shareholders of P.A.M. Transportation Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of P.A.M. Transportation Services, Inc. (a Delaware Corporation) and subsidiaries,
(collectively, the Company) as of December 31, 2005, and the related consolidated statements of income, stockholders' equity and other comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P.A.M. Transportation Services, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2006, included in Item 9A of the Annual Report on Form 10-K for the year ended December 31, 2005, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ GRANT THORNTON LLP
Tulsa, Oklahoma
March 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
P.A.M. Transportation Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2004, and the related consolidated statements of income, stockholders' equity and other comprehensive income, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of P.A.M. Transportation Services, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Little Rock, Arkansas
March 8, 2005

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
(In thousands, except share data)
---------------------------------------------------------------------------------
ASSETS                                                       2005           2004

CURRENT ASSETS:

  Cash and cash equivalents                               $  1,129       $ 19,659
  Accounts receivable-net:
    Trade                                                   65,433         47,926
    Other                                                    1,392          1,110
  Inventories                                                  749            913
  Prepaid expenses and deposits                             15,095         14,862
  Marketable equity securities available-for-sale           10,999          8,792
  Income taxes refundable                                      225            754
                                                          --------       --------

           Total current assets                             95,022         94,016

PROPERTY AND EQUIPMENT:
  Land                                                       2,674          2,674
  Structures and improvements                                9,319          9,299
  Revenue equipment                                        250,664        238,750
  Service vehicles                                             807            878
  Office furniture and equipment                             5,885          5,571
                                                          --------       --------

           Total property and equipment                    269,349        257,172

  Accumulated depreciation                                 (87,854)       (83,029)
                                                          --------       --------

           Net property and equipment                      181,495        174,143

OTHER ASSETS:
  Goodwill                                                  15,413         15,413
  Non-compete agreements, net                                  417            654
  Other                                                      1,094          1,123
                                                          --------       --------

           Total other assets                               16,924         17,190
                                                          --------       --------

TOTAL ASSETS                                              $293,441       $285,349
                                                          ========       ========

                                                                    (Continued)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
(In thousands, except share data)
---------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                         2005           2004

CURRENT LIABILITIES:
  Accounts payable                                        $ 22,055       $ 28,702
  Accrued expenses and other liabilities                    10,507          9,828
  Current maturities of long-term debt                       1,859          2,080
  Deferred income taxes                                      7,134          7,162
                                                          --------       --------

           Total current liabilities                        41,555         47,772

  Long-term debt - current portion                          39,693         23,225
  Deferred income taxes - current portion                   47,197         45,375
  Other                                                        234            434
                                                          --------       --------

           Total liabilities                               128,679        116,806
                                                          --------       --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000 shares
    authorized; 0 shares issued and outstanding at
    December 31, 2005 and 2004                                   -              -
  Common stock, $.01 par value, 40,000,000 shares
    authorized; 11,344,207 and 11,303,207 shares issued;
    10,285,607 and 11,303,207 shares outstanding at
    December 31, 2005 and 2004, respectively                   113            113
  Additional paid-in capital                                76,429         76,050
  Accumulated other comprehensive income                     1,721          1,151
  Treasury stock, at cost; 1,058,600 shares                (17,869)             -
  Retained earnings                                        104,368         91,229
                                                          --------       --------

           Total shareholders' equity                      164,762        168,543
                                                          --------       --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $293,441       $285,349
                                                          ========       ========

See notes to consolidated financial statements.                     (Concluded)

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands, except per share data)
-------------------------------------------------------------------------------
                                                   2005       2004       2003
OPERATING REVENUES:
  Revenue, before fuel surcharge                 $326,353   $309,475   $293,547
  Fuel surcharge                                   34,527     15,591      7,491
                                                 --------   --------   --------

           Total operating revenues               360,880    325,066    301,038
                                                 --------   --------   --------

OPERATING EXPENSES AND COSTS:
  Salaries, wages, and benefits                   122,005    119,519    119,350
  Operating supplies and expenses                 104,131     77,363     63,241
  Rents and purchased transportation               39,074     38,938     35,287
  Depreciation and amortization                    31,376     30,016     26,601
  Operating taxes and licenses                     15,776     15,488     14,710
  Insurance and claims                             15,992     15,820     13,500
  Communications and utilities                      2,648      2,690      2,540
  Other                                             6,205      5,131      4,755
  Loss on sale or disposal of equipment               147        915        368
                                                 --------   --------   --------

           Total operating expenses and costs     337,354    305,880    280,352
                                                 --------   --------   --------

NET OPERATING INCOME                               23,526     19,186     20,686

NON-OPERATING INCOME                                  477        464        276
INTEREST EXPENSE                                   (1,881)    (1,758)    (1,667)
                                                 --------   --------   --------

NET INCOME BEFORE INCOME TAXES                     22,122     17,892     19,295

FEDERAL AND STATE INCOME TAXES:
  Current                                           7,572        479        630
  Deferred                                          1,411      6,825      7,175
                                                 --------   --------   --------

           Total federal and state income taxes     8,983      7,304      7,805
                                                 --------   --------   --------

NET INCOME                                       $ 13,139   $ 10,588   $ 11,490
                                                 ========   ========   ========
EARNINGS PER COMMON SHARE:
  Basic                                          $   1.20   $   0.94   $   1.02
                                                 ========   ========   ========
  Diluted                                        $   1.20   $   0.94   $   1.01
                                                 ========   ========   =========
AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                            10,966     11,298     11,291
                                                 ========   ========   ========
  Diluted                                          10,976     11,324     11,326
                                                 ========   ========   ========

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   ACCUMULATED
                                                    ADDITIONAL       OTHER            OTHER
                                 COMMON STOCK        PAID-IN      COMPREHENSIVE   COMPREHENSIVE   TREASURY     RETAINED
                                SHARES  AMOUNT       CAPITAL         INCOME        INCOME (LOSS)   STOCK       EARNINGS     TOTAL
BALANCE-January 1, 2003        11,282   $ 113        $76,193                          $(1,005)   $      -       $69,151   $144,452

 Components of
  comprehensive income:
   Net earnings                                                     $11,490                                      11,490     11,490

Other comprehensive gain:
    Unrealized gain on hedge,
     net of tax of $148                                                 223               223                                  223
    Unrealized gain on
     marketable securities,
     net of tax of $631                                                 946               946                                  946
                                                                    -------
  Total comprehensive income                                        $12,659
                                                                    =======
 Stock options-deferred
  stock compensation                                    (398)                                                                 (398)

Exercise of stock options-
  shares issued including
   tax benefits                    12                    162                                                                   162
                               ------    ----        -------                           ------    --------     --------    --------
BALANCE-December 31, 2003      11,294     113         75,957                              164           -       80,641     156,875

 Components of
  comprehensive income:
  Net earnings                                                      $10,588                                     10,588      10,588

  Other comprehensive gain:
   Unrealized gain on hedge,
    net of $314                                                         481               481                                  481
   Unrealized gain on
    marketable securities,
    net of tax of $371                                                  506               506                                  506
                                                                    -------
  Total comprehensive income                                        $11,575
                                                                    =======
 Exercise of stock options-
  shares issued including
   tax benefits                     9                     93                                                                    93
                               ------    ----        -------                           ------    --------    --------     --------
BALANCE-December 31, 2004      11,303     113         76,050                            1,151           -      91,229      168,543

 Components of
  comprehensive income:
  Net earnings                                                      $13,139                                    13,139       13,139

  Other comprehensive gain:
   Unrealized gain on hedge,
    net of $195                                                         282               282                                  282
   Unrealized gain on
    marketable securities,
    net of tax of $189                                                  288               288                                  288
                                                                    -------
  Total comprehensive income                                        $13,709
                                                                    =======
 Treasury stock repurchases    (1,059)                                                            (17,869)                 (17,869)

 Exercise of stock options-
  shares issued including
   tax benefits                    41                    379                                                                   379
                               ------    ----        -------                           ------    --------    --------     --------
BALANCE-December 31, 2005      10,285    $113        $76,429                           $1,721    $(17,869)   $104,368     $164,762
                               ======    ====        =======                           ======    ========    ========     ========

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands)
------------------------------------------------------------------------------------------------------------
                                                                                2005        2004        2003
OPERATING ACTIVITIES:
  Net income                                                                $  13,139   $  10,588   $  11,490
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                              31,376      30,016      26,601
    Bad debt expense (recovery)                                                 1,428        (410)        110
    Non-competition agreement amortization-net of payments                         37          88          42
    Provision for deferred income taxes                                         1,411       6,825       7,175
    Gain on sale of marketable equity securities                                    -           -         (47)
    Reclassification of unrealized loss on marketable equity securities           153           -           -
    Loss on sale or disposal of equipment                                         147         915         368
    Changes in operating assets and liabilities-net of acquisition:
      Accounts receivable                                                     (19,236)     (1,393)    (11,983)
      Prepaid expenses, inventories, and other assets                             (40)     (8,279)     (3,170)
      Income taxes refundable                                                     528         502        (975)
      Trade accounts payable                                                   (5,881)      7,202       7,156
      Accrued expenses                                                            679      (1,339)      1,168
                                                                            ---------   ---------   ---------

           Net cash provided by operating activities                           23,741      44,715      37,935
                                                                            ---------   ---------   ---------

INVESTING ACTIVITIES:
  Purchases of property and equipment                                         (62,013)    (53,703)    (74,238)
  Proceeds from sale or disposal of equipment                                  22,850      31,360      20,393
  Purchase of marketable equity securities                                     (1,884)     (2,423)     (4,020)
  Acquisition of businessof cash acquired                                           -           -     (10,752)
  Other                                                                            20          36         207
                                                                            ---------   ---------   ---------

           Net cash used in investing activities                              (41,027)    (24,730)    (68,410)

FINANCING ACTIVITIES:
  Borrowings under line of credit                                             422,460     350,787     353,899
  Repayments under line of credit                                            (405,277)   (353,656)   (351,030)
  Borrowings of long-term debt                                                  1,977       4,404       1,666
  Repayments of long-term debt                                                 (2,913)     (5,010)     (1,922)
  Repurchases of common stock                                                 (17,869)          -           -
  Other                                                                           378          85         160
                                                                            ---------   ---------   ---------

           Net cash (used in) provided by financing activities                 (1,244)     (3,390)      2,773
                                                                            ---------   ---------   ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (18,530)     16,595     (27,702)

CASH AND CASH EQUIVALENTS-Beginning of year                                    19,659       3,064      30,766
                                                                            ---------   ---------   ---------

CASH AND CASH EQUIVALENTS-End of year                                       $   1,129   $  19,659   $   3,064
                                                                            =========   =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest                                                                $   1,928   $   1,774   $   1,591
                                                                            =========   =========   =========

    Income taxes                                                            $   7,190   $     515   $   1,119
                                                                            =========   =========   =========

See notes to consolidated financial statements

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
--------------------------------------------------------------------------------
1.  ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND PRINCIPLES OF CONSOLIDATION-P.A.M. Transportation Services, Inc. (the "Company"), through its subsidiaries, operates as a truckload transportation and logistics company.

The consolidated financial statements include the accounts of the Company and its wholly owned operating subsidiaries: P.A.M. Transport, Inc., P.A.M. Dedicated Services, Inc., Choctaw Express, Inc., Allen Freight Services, Inc., Decker Transport Co., Inc., McNeill Express, Inc., T.T.X., Inc., Transcend Logistics, Inc., and East Coast Transport and Logistics, LLC. The following subsidiaries were inactive during all periods presented: P.A.M. International, Inc., P.A.M. Logistics Services, Inc., Choctaw Brokerage, Inc., P.A.M. Canada, Inc. and S & L Logistics, Inc. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES-The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. The Company periodically reviews these estimates and assumptions. The Company's estimates were based on its historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS-The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

ACCOUNTS RECEIVABLE OTHER-The components of accounts receivable other consist primarily of company driver advances, owner operator advances and equipment manufacturer warranties. Advances receivable from company drivers as of December 31, 2005 and 2004, were approximately $484,000 and $426,000, respectively.

ACCOUNTS RECEIVABLE ALLOWANCE-An allowance is provided for accounts receivable based on historical collection experience. Additionally, management considers any accounts individually known to exhibit characteristics indicating a collection problem.

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

ADVERTISING EXPENSE-Advertising costs are expensed as incurred and totaled approximately $350,000, $1,100,000 and $680,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

REPAIRS AND MAINTENANCE-Repairs and maintenance costs are expensed as incurred.

GOODWILL-The Company follows the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, ("SFAS No. 142"), which requires the Company to assess acquired goodwill for impairment at least annually in the absence of an indicator of possible impairment, and immediately upon an indicator of possible impairment. The Company has selected December 31 for its annual impairment testing and determined as of December 31, 2005 there was no impairment.

SELF INSURANCE LIABILITY-A liability is recognized for known health, workers' compensation, cargo damage, property damage and auto liability damage. An estimate of the incurred but not reported claims for each type of liability is made based on historical claims made, estimated frequency of occurrence, and considering changing factors that contribute to the overall cost of insurance.

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

STOCK BASED COMPENSATION TO EMPLOYEES-Stock based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion No. 25"), and related interpretations in accounting for those plans. Stock-based compensation expense has been recognized for variable stock options in accordance with Interpretation 28 to APB Opinion No. 25. No compensation expense is recorded for non-variable stock options as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The Company follows the disclosure provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, an Amendment of FASB Statement No. 123 ("SFAS No. 148") as described below and in Note 12.

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:


                                                       2005         2004         2003

                                                   (In thousands, except per share data)
Net income-as reported                               $13,139      $10,588      $11,490
Stock-based employee compensation included in
  reported net income-net of related tax effects           -            -          (28)
Deduct total stock-based employee compensation
  expense determined under fair value based
  method for all awards-net of related tax effects      (296)        (292)        (322)
                                                     -------      -------      -------

Pro forma net income                                 $12,843      $10,296      $11,140
                                                     =======      =======      =======
Earnings per share:
  Basic-as reported                                  $  1.20      $  0.94      $  1.02
  Basic-pro forma                                    $  1.17      $  0.91      $  0.99

  Diluted-as reported                                $  1.20      $  0.94      $  1.01
  Diluted-pro forma                                  $  1.17      $  0.91      $  0.98


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used during the periods above:

                              2005              2004              2003

Dividend yield                  0 %               0 %               0 %
Volatility range          33.86%-38.54%     35.37%-38.54%     37.34%-61.27%
Risk-free rate range       4.08%-4.38%       2.70%-4.38%       3.02%-4.38%
Expected life                5 years           5 years           5 years
Fair value of options      $6.73-$9.45       $6.62-$9.45       $5.10-$9.45

EARNINGS PER SHARE-The Company computes and presents earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). The difference between the Company's weighted-average shares outstanding and diluted shares outstanding is due to the dilutive effect of stock options for all periods presented. See Note 13 for computation of diluted EPS.

BUSINESS SEGMENT AND CONCENTRATIONS OF CREDIT RISK-The Company operates in one business segment, motor carrier operations. The Company provides truckload transportation services as well as brokerage and logistics services to customers throughout the United States and portions of Canada and Mexico. Truckload transportation services revenues, excluding fuel surcharges, represented 88.0%, 86.4%, and 86.7% of total revenues, excluding fuel surcharges, for the twelve months ended December 31, 2005, 2004, and 2003, respectively. Remaining revenues, excluding fuel surcharges, for each respective year were generated by brokerage and logistics services. The Company performs ongoing credit evaluations and generally does not require collateral from its customers. The Company maintains reserves for potential credit losses. In view of the concentration of the Company's revenues and accounts receivable among a limited number of customers within the automobile industry, the financial health of this industry is a factor in the Company's overall evaluation of accounts receivable.

RECENT ACCOUNTING PRONOUNCEMENTS-In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. Corrections of errors in the application of accounting principles will continue to be reported by retroactively restating the affected financial statements. The provisions of this statement are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) , Share-Based Payment, ("SFAS No. 123(R)") which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS No. 123(R) was originally to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS No. 123(R). The Company adopted this standard on January 1, 2006 and it will now report in its financial statements the share-based compensation expense for reporting periods beginning in 2006. As of the date of this filing, management believes that adopting the new standard will have a negative impact of approximately two cents per share for the year ending
December 31, 2006, representing the expense to be recognized for the unvested portion of awards granted to date, and cannot predict the earnings impact of awards that may be granted in the future.

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

2.  ACCOUNTS RECEIVABLE

The Company's receivables result primarily from the sale of transportation and logistics services. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Accounts receivable which consist of both billed and unbilled receivables is presented net of an allowance for doubtful accounts. Accounts receivable balances consist of the following components as of December 31, 2005 and 2004:

                                        2005        2004
                                         (In thousands)

 Billed                               $56,953     $42,950
 Unbilled                              10,510       5,744
 Allowance for doubtful accounts       (2,030)       (768)
                                      -------     -------

 Total accounts receivable            $65,433     $47,926
                                      =======     =======

An analysis of changes in the allowance for doubtful accounts for the years ended December 31, 2005, 2004, and 2003 follows:

                                        2005        2004        2003
                                               (In thousands)

Balance-beginning of year              $  768      $  834      $  716
Provision for bad debts                 1,490         430         110
Charge-offs                              (228)       (701)          -
Recoveries                                  -         205           8
                                       ------      ------      ------
Balance-end of year                    $2,030      $  768      $  834
                                       ======      ======      ======

The December 31, 2004 charge-offs include $205,000 that was written off in prior periods and recovered during 2004. However, the December 31, 2004 charge-offs and recoveries do not include an amount representing an approximate $635,000 reduction in liability and bad debt expense resulting from the settlement of a lawsuit (see Note 15).

3.  MARKETABLE EQUITY SECURITIES

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"). SFAS No. 115 requires companies to classify their investments as either trading, available-for-sale or held-to-maturity. The Company's investments in marketable securities are classified as available-for-sale and consist of equity securities. Management determines the appropriate classification of these securities at the time of purchase and re-evaluates such designation as of each balance sheet date. During 2005 and 2004, there were no sales or reclassifications of marketable securities. These securities are carried at fair value, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income in shareholders' equity. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in non-operating income. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in the determination of net incomeas gains (losses) on the sale of securities.

As of December 31, 2005, these equity securities had a combined original cost of approximately $8,291,000 and a combined fair market value of approximately $10,999,000. For the year ended December 31, 2005, the Company had net unrealized gains in market value of approximately $1,740,000, net of deferred income taxes. These securities had gross unrealized gains of approximately $3,150,000 and gross unrealized losses of approximately $219,000. As of December 31, 2005, the total unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $1,740,000.

As of December 31, 2004, the Company's equity securities had a combined original cost of approximately $6,336,000 and a combined fair market value of approximately $8,792,000. For the year ended December 31, 2004, the Company had net unrealized gains in market value of approximately $506,000, net of deferred income taxes. These securities had gross unrealized gains of approximately $2,498,000 and gross unrealized losses of approximately $44,000. As of December 31, 2004, the total unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $1,452,000.

The following table shows the Company's investments' approximate gross unrealized losses and fair value at December 31, 2005 and 2004. These investments are all classified as available-for-sale and consist of equity securities. As of December 31, 2005 and 2004 there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

                               2005                          2004
                      ----------------------       ----------------------
                                         (In thousands)
                                  UNREALIZED                   UNREALIZED
                      FAIR VALUE    LOSSES         FAIR VALUE    LOSSES

Equity securities       $1,283       $219             $315         $44

                        ------       ----             ----         ---
Totals                  $1,283       $219             $315         $44
                        ======       ====             ====         ===

4.  INTANGIBLE ASSETS

The Company applies the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, ("SFAS No. 142"), which requires the Company to assess acquired goodwill for impairment at least annually in the absence of an indicator of possible impairment, and immediately upon an indicator of possible impairment. The annual assessment of impairment was completed on December 31, 2005 and the Company determined there was no impairment as of that date. Goodwill at December 31 is summarized as follows:

                                                  2005       2004       2003
                                                        (In thousands)

Goodwill, beginning of year                    $15,413    $15,413    $ 8,102
Goodwill acquired                                    -          -      7,311
Goodwill impairment                                  -          -          -
                                               -------    -------    -------

          Goodwill-end of year                 $15,413    $15,413    $15,413
                                               =======    =======    =======

Non-compete agreements are amortized on a straight-line basis over the contractual term of the related agreement. Amortization expense associated with non-compete agreements was approximately $237,000, $350,000 and $296,000, for the years ending December 31, 2005, 2004 and 2003. The Company's non-compete agreements at December 31 are summarized as follows:

                                                            2005       2004
                                                             (In thousands)


Non-compete agreements, original cost                      $1,300     $1,300
Accumulated amortization                                     (883)      (646)
                                                          -------    -------

          Non-compete agreements-net                       $  417     $  654
                                                          =======    =======

Over the remaining life of the non-compete agreements currently held by the Company, approximately $200,000 of amortization expense will be recognized during each of the calendar years 2006 and 2007.

5.  ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at December 31 are summarized as follows:

                                                            2005       2004
                                                             (In thousands)

Payroll                                                    $1,521     $1,364
Accrued vacation                                            1,632      1,562
Taxes-other than income                                     2,337      2,251
Interest                                                       86        133
Driver escrows                                                873        871
Self-insurance claims reserves                              4,058      3,647
                                                           -------    ------

          Total accrued expenses and other liabilities    $10,507     $9,828
                                                          =======     ======

6.  CLAIMS LIABILITIES

With respect to physical damage for tractors, cargo loss and auto liability, the Company maintains insurance coverage to protect it from certain business risks. These policies are with various carriers and have per occurrence deductibles of $2,500, $10,000 and $2,500 respectively. Since 2002, the Company has elected to self insure itself for physical damage to trailers. During 2003, and continuing through 2005, the Company changed its workers' compensation coverage in Arkansas, Oklahoma, Mississippi and Florida from a fully insured policy with a $350,000 per occurrence deductible to become self insured with a $500,000 per occurrence excess policy. The Company continues to be self insured for workers' compensation in the State of Ohio with a $500,000 self insured retention with excess insurance. The Company has elected to opt out of workers' compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has reserved for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers' compensation claims. Letters of credit aggregating $2,768,000 are held by a bank as security for workers' compensation claims. The Company self insures for employee health claims with a stop loss of $175,000 per covered employee per year and estimates its liability for claims incurred but not reported.


7.  LONG-TERM DEBT

Long-term debt at December 31, consists of the following:

                                                            2005       2004
                                                             (In thousands)
Line of credit with a bank-due May 31, 2006, and
  collateralized by accounts receivable (1)               $17,183    $     -
Line of credit with a bank-due June 30, 2007, and
  collateralized by revenue equipment (2)                  20,000     20,000
Note payable (3)                                            3,208      3,866
Other (4)                                                   1,161      1,439
                                                          -------    -------
          Total long-term debt                             41,552     25,305

Less current maturities                                    (1,859)    (2,080)
                                                          -------    -------

Long-term debt-net of current maturities                  $39,693    $23,225
                                                          =======    =======

(1) Line of credit agreement with a bank provides for maximum borrowings of $20.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of LIBOR as of the first day of the month plus 1.40% (5.69% at December 31, 2005). Under the terms of the agreement the Company must have (a) positive net income, (b) a debt to equity ratio of no more than 4:1, (c) a debt service coverage ratio of at least 1:1, and
     (d) maintain a tangible net worth of at least $40 million. The Company was in compliance with all provisions of the agreement at December 31, 2005. The Company has the intent and ability to extend the terms of this agreement for an additional one year period until May 31, 2007.

(2) Line of credit agreement with a bank provides for maximum borrowings of $30.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of LIBOR as of the last day of the previous month plus 1.15% (5.47% at December 31, 2005). Under the terms of the agreement the Company must have (a) positive net income, (b) a funded debt to EBITDA ratio of less than 3:1, (c) a leverage ratio of less than 3:1, and (d) maintain a tangible net worth of at least $42 million increased by (1) 50% of cumulative quarterly net income and (2) proceeds of any public stock offering. The Company was in compliance with all provisions of the agreement at December 31, 2005.

(3) 6.0% note to the former owner of an acquired entity with an original face amount of $4,974,612, payable in monthly installments of $72,672 through March 2010.

(4) 5.0% note to insurance premium finance company at December 31, 2005 with an original face amount of $1,976,927, payable in monthly installments of $168,538 through July 2006.

The Company has provided letters of credit to third parties totaling approximately $6,537,000 at December 31, 2005. The letters are held by these third parties to assist such parties in collection of any amounts due by the Company should the Company default in its commitments to the parties.

Scheduled annual maturities on long-term debt outstanding at December 31, 2005, are:

                                 (In thousands)

           2006                    $  1,859
           2007                      37,925
           2008                         788
           2009                         836
           2010                         144
                                   --------

                   Total           $ 41,552
                                   ========

8.  CAPITAL STOCK

The Company's authorized capital stock consists of 40,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. At December 31, 2005, there were 11,344,207 shares of our common stock issued and 10,285,607 shares outstanding. No shares of our preferred stock were issued or outstanding at December 31, 2005.

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

Preferred Stock

Preferred stock may be issued from time to time by our Board of Directors, without stockholder approval, in such series and with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or other provisions, as may be fixed by the Board of Directors in the resolution authorizing their issuance. The issuance of preferred stock by the Board of Directors could adversely affect the rights of holders of shares of common stock; for example, the issuance of preferred stock could result in a class of securities outstanding that would have certain preferences with respect to dividends and in liquidation over the common stock, and that could result in a dilution of the voting rights, net income per share and net book value of the common stock. As of December 31, 2005, we have no agreements or understandings for the issuance of any shares of preferred stock.

Treasury Stock

During April 2005 our Board of Directors authorized the repurchase of up to 600,000 shares of our common stock during the six month period ending October 11, 2005. During August 2005 the Board of Directors authorized an extension of the stock repurchase program until September 2006 and the repurchase of up to an additional 900,000 shares of our common stock. During 2005 the Company repurchased 1,058,600 shares of its common stock at an average price paid per share of $16.88.

9.  COMPREHENSIVE INCOME

Comprehensive income was comprised of net income plus or minus market value adjustments related to our interest rate swap agreements and marketable securities. The components of comprehensive income were as follows:

                                                    2005       2004       2003
                                                         (In thousands)

Net income                                        $13,139    $10,588    $11,490

Other comprehensive income (loss):
 Reclassification adjustment for losses on
   derivative instruments included in net income
   accounted for as hedges, net of income taxes       227        444        458
 Reclassification adjustment for unrealized
   losses on marketable securities, included in
   net income, net of income taxes                     91          -          -
 Change in fair value of interest rate
   swap agreements, net of income taxes                55         37       (235)
 Change in fair value of marketable
   securities, net of income taxes                    197        506        946
                                                  -------    -------   --------
 Total comprehensive income                       $13,709    $11,575    $12,659
                                                  =======    =======   ========

10.  SIGNIFICANT CUSTOMERS AND INDUSTRY CONCENTRATION

In 2005, 2004, and 2003, one customer, who is in the automobile manufacturing industry, accounted for 39%, 44%, and 46% of revenues, respectively. The Company also provides transportation services to other manufacturers who are suppliers for automobile manufacturers including suppliers for the Company's largest customer. As a result, concentration of the Company's business within the automobile industry is significant. Of the Company's revenues for 2005, 2004, and 2003, 52%, 56%, and 58%, respectively, were derived from transportation services provided to the automobile manufacturing industry. Accounts receivable from the largest customer totaled approximately $36,075,000 and $26,250,000 at December 31, 2005 and 2004, respectively.

11.  FEDERAL AND STATE INCOME TAXES

Under SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax reporting purposes.

Significant components of the Company's deferred tax liabilities and assets at December 31 are as follows:

                                                2005                     2004
                                        -------------------      -------------------
                                                      (In thousands)
                                        CURRENT   LONG-TERM      CURRENT   LONG-TERM
Deferred tax liabilities:
  Property and equipment                $    -     $47,735       $    -     $51,152
  Unrealized gains on securities         1,190           -        1,002           -
  Prepaid expenses                       8,089          30        7,562          25
                                        ------     -------       ------     -------

Total deferred tax liabilities           9,279      47,765        8,564      51,177

Deferred tax assets:
  Alternative minimum tax credit             -           -            -       1,782
  Allowance for doubtful accounts          520           -          292           -
  Compensated absences                     496           -          451           -
  Self-insurance allowances              1,022           -          469           -
  Hedging derivative                        13           -          190         208
  Non-competition agreement                  -         520            -         518
  Net operating loss carryovers              -           -            -       3,237
  Other                                     94          48            -          57
                                        ------     -------       ------     -------

Total deferred tax assets                2,145         568        1,402       5,802
                                        ------     -------       ------     -------

Net deferred tax liability              $7,134     $47,197       $7,162     $45,375
                                        ======     =======       ======     =======

The reconciliation between the effective income tax rate and the statutory Federal income tax rate is for year ended December 31, 2005, 2004 and 2003 presented in the following table:

                                     2005               2004               2003
                               ---------------    ---------------    ---------------
                                                   (In thousands)
                               AMOUNT  PERCENT    AMOUNT  PERCENT    AMOUNT  PERCENT
Income tax at the statutory
  federal rate                 $7,743   35.0%     $6,083   34.0%     $6,560   34.0%
Nondeductible expenses            450    2.0         484    2.7         548    2.8
State income taxes-net of
  federal benefit                 790    3.6         737    4.1         697    3.6
                               ------   ----      ------   ----      ------   ----
Total income taxes             $8,983   40.6%     $7,304   40.8%     $7,805   40.4%
                               ======   ====      ======   =====     ======   ====

The provision for income taxes consisted of the following:

                                     2005       2004       2003
                                           (In thousands)
CURRENT:
Federal                             $6,422     $    -     $  282
State                                1,150        479        348
                                    ------     ------     ------
                                     7,572        479        630
                                    ------     ------     ------
DEFERRED:
Federal                                876      6,076      6,180
State                                  535        749        995
                                    ------     ------     ------
                                     1,411      6,825      7,175
                                    ------     ------     ------

Total income tax expense            $8,983     $7,304     $7,805
                                    ======     ======     ======

12.  STOCK OPTION PLANS

The Company maintains a stock option plan under which incentive stock options and nonqualified stock options may be granted. The plan provides for the issuance of options to directors, officers, key employees and others. The option price under these plans is the fair market value of the stock at the date the options were granted, ranging from $8.25 to $23.22 as of December 31, 2005. At December 31, 2005, approximately 264,000 shares were available for granting future options.

Outstanding incentive stock options at December 31, 2005, must be exercised within six years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at December 31, 2005, must be exercised within five to ten years from the date of grant. Certain nonqualified options may not be exercised within one year of the date of grant.

In August 2002, the Company granted performance-based variable stock options to certain key executives. For these awards, the exercise price was fixed at the grant date and was equal to the fair market value of the stock on that date. The number of shares earned will not be known until the date the performance criteria is measured. Compensation cost is estimated at each reporting date with the final measurement date on the date each performance criteria is measured. Vesting will be measured on an accelerated vesting schedule. No compensation expense was recognized in 2005, 2004 or 2003 under these arrangements.

Transactions in stock options under these plans are summarized as follows:

                                             SHARES        WEIGHTED
                                             UNDER         AVERAGE
                                             OPTION     EXERCISE PRICE

Outstanding-January 1, 2003:                386,500         $20.69
  Granted                                    14,000          22.68
  Exercised                                 (12,000)          9.88
  Canceled                                  (40,000)         23.22
                                            -------

Outstanding-December 31, 2003:              348,500         $20.85
  Granted                                    14,000          16.99
  Exercised                                  (9,000)          9.39
  Canceled                                  (40,000)         23.22
                                            -------

Outstanding-December 31, 2004:              313,500         $20.70
  Granted                                    14,000          18.27
  Exercised                                 (41,000)          9.21
                                            -------

Outstanding-December 31, 2005               286,500         $22.22
                                            =======

Options Exercisable-December 31, 2005       161,500         $21.56
                                            =======

The following is a summary of stock options outstanding as of December 31, 2005:

                                        WEIGHTED
                      OPTION            AVERAGE
    OPTIONS          EXERCISE          REMAINING          OPTIONS
  OUTSTANDING          PRICE             YEARS          EXERCISABLE

      4,000           $ 8.25              0.2              4,000
      8,000           $20.79              1.2              8,000
    220,000           $23.22              6.8            100,000
     12,500           $19.88              2.8              7,500
     14,000           $22.68              2.2             14,000
     14,000           $16.99              3.2             14,000
     14,000           $18.27              4.2             14,000
    -------                                              -------
    286,500                                              161,500
    =======                                              =======

13.  EARNINGS PER SHARE

The Company applies SFAS No. 128 for computing and presenting earnings per share. Basic earnings per common share were computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share were calculated as follows:

                                            FOR THE YEAR ENDED DECEMBER 31, 2005
                                           (In thousands, except per share data)
                                           -------------------------------------
                                                 NET                PER SHARE
                                               INCOME     SHARES      AMOUNT

Basic earnings per share data                   $13,139    10,966     $1.20
Effect of dilutive securities-stock options                    10
                                                -------    ------     -----

Diluted earnings per share data                 $13,139    10,976     $1.20
                                                =======    ======     =====


                                            FOR THE YEAR ENDED DECEMBER 31, 2004
                                           (In thousands, except per share data)
                                           -------------------------------------
                                                 NET                PER SHARE
                                               INCOME     SHARES      AMOUNT

Basic earnings per share data                   $10,588    11,298     $0.94
Effect of dilutive securities-stock options                    26
                                                -------    ------     -----

Diluted earnings per share data                 $10,588    11,324     $0.94
                                                =======    ======     =====


                                            FOR THE YEAR ENDED DECEMBER 31, 2003
                                           (In thousands, except per share data)
                                           -------------------------------------
                                                 NET                PER SHARE
                                               INCOME     SHARES      AMOUNT

Basic earnings per share data                   $11,490    11,291     $1.02
Effect of dilutive securities-stock options                    35
                                                -------    ------     -----

Diluted earnings per share data                 $11,490    11,326     $1.01
                                                =======    ======     =====

Options to purchase 280,160, 254,500, and 274,000 shares of common stock were outstanding as of December 31, 2005, 2004, and 2003, respectively, but were not included in the computation of diluted EPS because the option price was greater than the average market price of the common shares.

14.  PROFIT SHARING PLAN

The Company sponsors a profit sharing plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deductible contributions to the plan. The plan provides for employer matching contributions of 50% of each participant's voluntary contribution up to 3% of the participant's compensation and vests at the rate of 20% each year until fully vested after five years. Total employer matching contributions to the plan totaled approximately $300,000, $280,000 and $270,000 in 2005, 2004 and 2003, respectively.

15.  COMMITMENTS AND CONTINGENCIES

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

Associated with the purchase of East Coast Transport, Inc. (see Note 19), the Company entered into a five year consulting agreement with the previous owner of East Coast, whereby such individual will serve as the president of East Coast and will be compensated based on a percentage of East Coast revenue along with eligibility for a yearly bonus subject to certain events.

The Company leases certain premises under noncancelable operating lease agreements. Future minimum annual lease payments under these leases are as follows:

           2006                  $  472,025
           2007                     468,965
           2008                     385,611
           2009                     255,761
           2010                     165,000
                                 ----------
           Total                 $1,747,362
                                 ==========

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosure About Fair Value of Financial Instruments, ("SFAS No. 107") requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

     For cash and cash equivalents, accounts receivable, and trade accounts payable, the carrying amount is a reasonable estimate of fair value as the assets are readily redeemable or short-term in nature and the liabilities are short-term in nature. Marketable equity securities are carried at their fair value.

     For long-term debt other than the line of credit, the fair values are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying value of this other long-term debt at December 31, 2005 and 2004, respectively, is $4,369,000 and $5,304,000. The fair value of long-term debt is estimated to be $4,401,000 and $5,559,000 at December 31, 2005 and 2004.

     The carrying amount for the line of credit approximates fair value because the line of credit interest rates are adjusted frequently.

     The carrying value of all hedging financial instruments approximates their fair value and is the amount at which the hedges could be settled, based on estimates determined by dealers. Hedging liabilities total $32,000 and $1,008,000 at December 31, 2005 and 2004, respectively.

17.  DERIVATIVES AND HEDGING ACTIVITIES

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

The Company designates both of these interest rate swaps as cash flow hedges of its exposure to variability in future cash flows resulting from interest payments indexed to "1-month" LIBOR. During the term of the interest rate swap agreements changes in future cash flows from the interest rate swaps will offset changes in interest rate payments on the first $20,000,000 of the Company's current revolving credit facility or future "1-month" LIBOR based borrowings that reset on the last London Business Day prior to the start of the next interest period. The hedge locks the interest rate at 5.08% or 4.83% plus the pricing spread (currently 1.15%) for the notional amounts of $15,000,000 and $5,000,000, respectively.

These interest rate swap agreements meet the specific hedge accounting criteria. The measurement of hedge effectiveness is based upon a comparison of the floating-rate leg of the swap and the hedged floating-rate cash flows on the underlying liability. The effective portion of the cumulative gain or loss has been reported as a component of accumulated other comprehensive income in shareholders' equity and will be reclassified into current earnings by June 2, 2006, the latest termination date for all current swap agreements. The December 31, 2004 balance of the net after tax deferred hedging loss in accumulated other comprehensive income ("AOCI") related to these swap agreements was approximately $301,000 and the ending balance as of December 31, 2005 was approximately $19,000. The change in AOCI related to these swap agreements during the current year was approximately $282,000. Ineffectiveness related to these hedges was not significant.

In July 2001, the Company entered into an agreement to obtain price protection and reduce a portion of our exposure to fuel price fluctuations. Under this agreement, we were obligated to purchase minimum amounts of diesel fuel per month, with a price protection component, for the six month period ended February 28, 2002. The agreement also provided that if during the twelve-month period commencing January 2005, the average NY MX HO was below $.58 per gallon, we would have been obligated to pay the contract holder the difference between $.58 and the average NY MX HO price for such month, multiplied by 1,000,000 gallons. During the twelve-month period commencing January 2005, the average NY MX HO remained well above the $.58 per gallon threshold and as of December 31, 2005 the agreement expired without any further obligation of either party. For the twelve-month period ended December 31, 2005 an adjustment of $500,000 was made to reflect the decline in fair value of the agreement which had the effect of reducing operating supplies expense and other current liabilities each by $500,000 in the accompanying consolidated financial statements. For the twelve-month period ended December 31, 2004 an adjustment of $250,000 was made to reflect the decline in fair value of the agreement which had the effect of reducing operating supplies expense and other current liabilities each by $250,000 in the accompanying consolidated financial statements.

18.  RELATED PARTY TRANSACTIONS

In the normal course of business, the Company provides and receives transportation, repair and other services for and from companies affiliated with a major stockholder, and recognized $111,510, $269,553, and $195,595 in operating revenue and $1,616,534, $1,234,267, and $1,194,283 in operating expenses in 2005, 2004, and 2003, respectively. In addition the Company purchased physical damage insurance through an unaffiliated insurance broker which was written by an insurance company affiliated with a major stockholder. Annual premiums were $1,667,928, $1,686,587 and $1,715,334 for 2005, 2004 and
2003, respectively.

Amounts owed to the Company by these affiliates were $788,841 and $294,610 at December 31, 2005 and 2004 respectively. Of the accounts receivable at December 31, 2005, $371,700 represents revenue resulting from maintenance performed in the Company's maintenance facilities and maintenance charges paid by the Company to third parties on behalf of their affiliate and charged back at the amount paid, $10,850 represents freight revenue, and $406,291 represents a prepayment of physical damage insurance premiums. Amounts payable to affiliates at December 31, 2005 and 2004 was $158,400 and $179,814 respectively.

19.  ACQUISITIONS

On January 31, 2003, P.A.M. Transportation Services, Inc. acquired substantially all of the assets of East Coast Transport, Inc. a freight brokerage operation based in New Jersey. The results of East Coast Transport, Inc. have been included in the consolidated financial statements since that date. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, ("SFAS No. 141") the acquisition was accounted for under the purchase method of accounting. The Company paid cash of approximately $1.9 million, entered into a seven year installment note in the amount of approximately $5.0 million at an interest rate of 6%, and entered into a non-compete agreement requiring the payment of $1.0 million over a five year period. Goodwill resulting from the transaction totaled approximately $6.9 million and is expected to be fully deductible for tax purposes. The following table presents the amounts assigned to each major asset and liability caption at the acquisition date:
                                                  AT
                                           JANUARY 31, 2003
                                            (In thousands)

Current assets                                  $   10
Other assets-goodwill                            6,941
                                                ------
Net assets acquired                             $6,951
                                                ======

On April 3, 2003, P.A.M. Transportation Services, Inc. acquired substantially all of the assets of McNeill Trucking, Inc. a truckload motor carrier. The results of McNeill Trucking, Inc. have been included in the consolidated financial statements since that date. In accordance with SFAS No. 141, the acquisition was accounted for under the purchase method of accounting. The Company paid cash of approximately $8.8 million and assumed liabilities of approximately $70,000, and entered into a non-compete agreement requiring the payment of $300,000 over a two year period. Goodwill resulting from the transaction totaled approximately $370,000 and is expected to be fully deductible for tax purposes. The following table presents the amounts assigned to each major asset and liability caption at the acquisition date:

                                                  AT
                                             APRIL 3, 2003
                                            (In thousands)

Property and equipment                          $8,462
Other assets-goodwill                              370
                                                ------
Total assets acquired                            8,832
Accrued expenses and other liabilities             (70)
                                                ------
Net assets acquired                             $8,762
                                                ======

The following unaudited pro forma information is being provided for the business acquisitions made during the year ended December 31, 2003 as though the Company made the acquisitions at the beginning of the year ended December 31:


                                                2003
                                       (In thousands, except
                                         earnings per share)
                                             (unaudited)
 Operating income                              $20,869
 Income before income taxes                     19,444
 Net income                                     11,578

 Basic earnings per share                      $  1.03
 Diluted earnings per share                    $  1.02


20.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present quarterly financial information for 2005 and 2004:

                                                              2005
                                                       THREE MONTHS ENDED
                                     ------------------------------------------------------
                                     MARCH 31        JUNE 30     SEPTEMBER 30   DECEMBER 31
                                              (In thousands, except per share data)
Operating revenues (1)               $ 86,192       $ 91,027       $ 88,484       $ 95,177
Operating expenses (1)                 81,034         84,479         84,471         87,370
                                     --------       --------       --------       --------

Operating income                        5,158          6,548          4,013          7,807
Non-operating income                      191            108            155             23
Interest expense                          445            474            422            540
Income taxes                            2,001          2,502          1,533          2,947
                                     --------       --------       --------       --------

Net income                           $  2,903       $  3,680       $  2,213       $  4,343
                                     ========       ========       ========       ========

Net income per common share:
  Basic                              $   0.26       $   0.33       $   0.20       $   0.41
                                     ========       ========       ========       ========

  Diluted                            $   0.26       $   0.33       $   0.20       $   0.41
                                     ========       ========       ========       ========

Average common shares outstanding:
  Basic                                11,305         11,114         10,818         10,634
                                     ========       ========       ========       ========

  Diluted                              11,327         11,130         10,821         10,636
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

                                                              2004
                                                       THREE MONTHS ENDED
                                     ------------------------------------------------------
                                     MARCH 31        JUNE 30     SEPTEMBER 30   DECEMBER 31
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

                                     ******

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 16, 2005, the Company dismissed its independent auditors, Deloitte & Touche LLP, and on the same date engaged Grant Thornton LLP as its independent auditors for the fiscal year ending December 31, 2005. Each of these actions was approved by the Audit committee of the Company. Information with respect to this matter is included in the Company's current report on Form 8-K filed June 21, 2005.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting is effective as of December 31, 2005.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Grant Thornton LLP, an independent registered public accounting firm, who has issued an attestation report on management's assessment of the Company's internal control over financial reporting, as stated in their report which is included below.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

Board of Directors and
Shareholders of P.A.M. Transportation Services, Inc. and Subsidiaries

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that P.A.M. Transportation Services, Inc. (a Delaware Corporation) and subsidiaries, (collectively, the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of P.A.M. Transportation Services, Inc. and subsidiaries, as of December 31, 2005, and the related consolidated statements of income, stockholders' equity and other comprehensive income, and cash flows for the year then ended and our report dated March 1, 2006 expressed an unqualified opinion on those financial statements.


/s/ GRANT THORNTON LLP
Tulsa, Oklahoma
March 1, 2006


ITEM 9B.  OTHER INFORMATION.

None.

                                    PART III

Portions of the information required by Part III of Form 10-K are, pursuant to General Instruction G (3) of Form 10-K, incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held on May 24, 2006. We will, within 120 days of the end of our fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes, as of December 31, 2005, information about compensation plans under which equity securities of the Company are authorized for issuance:

                                                                                   Number of securities
                             Number of securities to      Weighted-average         remaining available
                             be issued upon exercise      exercise price of        for future issuance
                             of outstanding options,      outstanding options,         under equity
       Plan Category          warrants and rights         warrants and rights       compensation plans
-------------------------------------------------------------------------------------------------------
  Equity Compensation Plans
  approved by Security Holders       286,500                     $22.22                     263,500

  Equity Compensation Plans
  not approved by Security
  Holders                              -0-                         -0-                         -0-
-------------------------------------------------------------------------------------------------------
  Total                              286,500                     $22.22                     263,500
=======================================================================================================

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

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Schedules.

   (1) Financial Statements: See Part II, Item 8 hereof.

       Report of Independent Registered Public Accounting Firm- Grant
       Thornton  LLP
       Report of Independent Registered Public Accounting Firm- Deloitte & Touche LLP
       Consolidated Balance Sheets- December 31, 2005 and 2004
       Consolidated Statements of Income- Years ended December 31, 2005, 2004 and 2003
       Consolidated Statements of Shareholders' Equity- Years ended December 31, 2005, 2004 and 2003
       Consolidated Statements of Cash Flows- Years ended December 31, 2005, 2004 and 2003
       Notes to Consolidated Financial Statements

   (2) Financial Statement Schedules.

       All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted as the required information is inapplicable, or because the information is presented in the consolidated financial statements or related notes.

   (3) Exhibits.

       The following exhibits are filed with or incorporated by reference into this Report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Form S-1 Registration Statement under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986 ("1986 S-1"); (ii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 ("6/30/94 10-Q");
       (iii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 ("6/30/95 10-Q"); (iv) the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (9/30/96 10-Q); (v) the Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 10-K"); (vi) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 ("6/30/98 10-Q"); (vii) the Form S-8 Registration Statement filed on June 11, 1999; (viii) the Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 10-K"); (ix) the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 ("3/31/02 10-Q"); (x) the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 ("9/30/2004 10-Q"); (xi) the Annual Report on Form 10-K for the year ended December 31, 2004 ("2004 10-K"); (xii) the Form 8-K filed on January 25, 2005
       ("01/25/2005  8-K");  or  (xiii)  Form  8-K  filed  on  March  7,  2005
       ("03/07/2005 8-K").

       EXHIBIT#                                          DESCRIPTION OF EXHIBIT
       --------    -----------------------------------------------------------------------------------------------
       *3.1        -  Amended and Restated Certificate of Incorporation of the Registrant (Exh. 3.1, 3/31/02 10-Q)

       *3.2        -  Amended and Restated By-Laws of the Registrant (Exh. 3.2, 3/31/02 10-Q)

       *4.1        -  Specimen Stock Certificate (Exh. 4.1, 1986 S-1)

       *4.2        -  Loan Agreement dated July 26, 1994 among First Tennessee Bank National  Association,
                      Registrant and P.A.M. Transport, Inc. together with Promissory Note (Exh. 4.1, 6/30/94 10-Q)

       *4.2.1      -  Security Agreement dated July 26, 1994 between First Tennessee Bank National Association and
                      P.A.M. Transport, Inc. (Exh. 4.2, 6/30/94 10-Q)

       *4.3        -  First Amendment to Loan Agreement dated June 27, 1995 by and among P.A.M. Transport, Inc.,
                      First Tennessee Bank National Association and P.A.M. Transportation Services, Inc., together with Promissory Note in the principal amount of $2,500,000 (Exh. 4.1.1, 6/30/95 10-Q)


       *4.3.1      -  First Amendment to Security Agreement dated June 28, 1995 by and between P.A.M. Transport,
                      Inc. and First Tennessee Bank National Association (Exh. 4.2.2, 6/30/95 10-Q)

       *4.3.2      -  Security Agreement dated June 27, 1995 by  and between Choctaw Express, Inc. and First
                      Tennessee Bank National Association (Exh. 4.1.3, 6/30/95 10-Q)

       *4.3.3      -  Guaranty Agreement of P.A.M. Transportation Services, Inc. dated June 27, 1995 in favor of
                      First Tennessee Bank National Association respecting $10,000,000 line of credit (Exh. 4.1.4,
                      6/30/95 10-Q)

       *4.4        -  Second Amendment to Loan Agreement dated July 3, 1996 by and among P.A.M. Transport, Inc.,
                      First Tennessee Bank National Association and P.A.M. Transportation Services, Inc., together with Promissory Note in the principal amount of $5,000,000 (Exh. 4.1.1, 9/30/96 10-Q)

       *4.4.1      -  Second Amendment to Security Agreement dated July 3, 1996 by and between P.A.M. Transport,
                      Inc. and First Tennessee National Bank Association (Exh. 4.1.2, 9/30/96 10-Q)

       *4.4.2      -  First Amendment to Security Agreement dated July 3, 1996 by and between Choctaw Express, Inc.
                      and First Tennessee Bank National Association (Exh. 4.1.3, 9/30/96 10-Q)

       *4.4.3      -  Security Agreement dated July 3, 1996 by and between Allen Freight Services, Inc. and First
                      Tennessee Bank National Association (Exh. 4.1.4, 9/30/96 10-Q)

       *4.5.1      -  Loan Agreement dated as of November 22, 2000 by and between P.A.M. Transport, Inc. and
                      SunTrust Bank (Exh. 4.5.1, 2001 10-K)

       *4.5.2      -  Revolving Credit Note dated November 22, 2000 (Exh. 4.5.2, 2001 10-K)

       *4.5.3      -  Security Agreement by and between P.A.M. Transport, Inc. and SunTrust Bank (Exh. 4.5.3,
                      2001 10-K)

       *4.5.4      -  First Amendment to Loan Agreement, Revolving Credit Note and Security Deposit (Exh. 4.5.4,
                      2001 10-K)

       *10.1       -  Employment Agreement between the Registrant and Robert W. Weaver, effective July 1, 2002
                      (Exh. 10.1.1, 2001 10-K)

       *10.1.1     -  New Employment Agreement between the Registrant and Robert W. Weaver, effective
                      July 1, 2004 (Exh. 10.1, 01/25/2005 8-K)

       *10.2       -  Employment Agreement between the Registrant and W. Clif Lawson, dated January 1, 2002
                      (Exh. 10.2, 2001 10-K)

       *10.2.1     -  Memo exercising the Company's option to extend W. Clif Lawson's Employment Agreement by one year
                      (Exh. 10.2.1, 2004 10-K)

       *10.3       -  Employment Agreement between the Registrant and Larry J. Goddard, dated January 1, 2002
                      (Exh. 10.3, 2001 10-K)

       *10.3.1     -  Memo exercising the Company's option to extend Larry J. Goddard's Employment Agreement by one year
                      (Exh. 10.3.1, 2004 10-K)

       *10.4       -  1995 Stock Option Plan, as Amended and Restated (Exh. 4.1, 6/11/99 S-8)

       *10.4.1     -  Amendment to 1995 Stock Option Plan (Exh. 10.1, 03/07/2005 8-K)

       *10.5       -  Interest rate swap agreement, dated March 1, 2001 (Exh. 10.5, 2001 10-K)

       *10.6       -  Interest rate swap agreement dated June 1, 2001 (Exh. 10.6, 2001 10-K)

       *10.7       -  Employee Non-Qualified Stock Option Agreement (Exh. 10.1, 9/30/2004 10-Q)


       *10.8       -  Director Non-Qualified Stock Option Agreement (Exh. 10.2, 9/30/2004 10-Q)

       *10.9       -  Executive Officers and Certain Other Employees Incentive Compensation Plan,
                      as amended (Exh. 10.3, 9/30/2004 10-Q)

        10.10      -  Extension of Executive Officers and Certain Other Employees Incentive Compensation Plan,
                      as amended

        21.1       -  Subsidiaries of the Registrant

        23.1       -  Consent of Grant Thornton LLP

        23.2       -  Consent of Deloitte & Touche LLP

        31.1       -  Rule 13a-14(a) Certification of Principal Executive Officer

        31.2       -  Rule 13a-14(a) Certification of Principal Financial Officer

        32.1       -  Section 1350 Certification of Chief Executive Officer

        32.2       -  Section 1350 Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    P.A.M. TRANSPORTATION SERVICES, INC.

Dated:  March 8, 2006          By:  /s/ Robert W. Weaver
                                    --------------------------
                                    ROBERT W. WEAVER
                                    President and Chief Executive Officer
                                    (principal executive officer)

Dated:  March 8, 2006          By:  /s/ Larry J. Goddard
                                    --------------------------
                                    LARRY J. GODDARD
                                    Vice President-Finance, Chief Financial
                                    Officer, Secretary and Treasurer
                                    (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Dated:  March 8, 2006          By:  /s/ Robert W. Weaver
                                    --------------------------
                                    ROBERT W. WEAVER
                                    President and Chief Executive
                                    Officer, Director

Dated:  March 8, 2006          By:  /s/ Frederick P. Calderone
                                    --------------------------
                                    FREDERICK P. CALDERONE, Director

Dated:  March 8, 2006          By:  /s/ Frank L. Conner
                                    --------------------------
                                    FRANK L. CONNER, Director

Dated:  March 8, 2006          By:  /s/ Thomas H. Cooke
                                    --------------------------
                                    THOMAS H. COOKE, Director

Dated:  March 8, 2006          By:  /s/ Manuel J. Moroun
                                    --------------------------
                                    MANUEL J. MOROUN, Director

Dated:  March 8, 2006          By:  /s/ Matthew T. Moroun
                                    --------------------------
                                    MATTHEW T. MOROUN, Director

Dated:  March 8, 2006          By:  /s/ Daniel C. Sullivan
                                    --------------------------
                                    DANIEL C. SULLIVAN, Director

Dated:  March 8, 2006          By:  /s/ Charles F. Wilkins
                                    --------------------------
                                    CHARLES F. WILKINS, Director

EXHIBIT INDEX

The following exhibits are filed with or incorporated by reference into this Report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Form S-1 Registration Statement under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986 ("1986 S-1"); (ii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 ("6/30/94 10-Q"); (iii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 ("6/30/95 10-Q"); (iv) the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (9/30/96 10-Q); (v) the Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 10-K"); (vi) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 ("6/30/98 10-Q"); (vii) the Form S-8 Registration Statement filed on June 11, 1999; (viii) the Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 10-K"); (ix) the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 ("3/31/02 10-Q"); (x) the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 ("9/30/2004 10-Q"); (xi) the Annual Report on Form 10-K for the year ended December 31, 2004 ("2004 10-K"); (xii) the Form 8-K filed on January 25, 2005 ("01/25/2005 8-K"); or (xiii) Form 8-K filed on March 7, 2005
("03/07/2005 8-K").

EXHIBIT#                                          DESCRIPTION OF EXHIBIT
--------    -----------------------------------------------------------------------------------------------
*3.1        -  Amended and Restated Certificate of Incorporation of the Registrant (Exh. 3.1, 3/31/02 10-Q)

*3.2        -  Amended and Restated By-Laws of the Registrant (Exh. 3.2, 3/31/02 10-Q)

*4.1        -  Specimen Stock Certificate (Exh. 4.1, 1986 S-1)

*4.2        -  Loan Agreement dated July 26, 1994 among First Tennessee Bank National  Association,
               Registrant and P.A.M. Transport, Inc. together with Promissory Note (Exh. 4.1, 6/30/94 10-Q)

*4.2.1      -  Security Agreement dated July 26, 1994 between First Tennessee Bank National Association and
               P.A.M. Transport, Inc. (Exh. 4.2, 6/30/94 10-Q)

*4.3        -  First Amendment to Loan Agreement dated June 27, 1995 by and among P.A.M. Transport, Inc.,
               First Tennessee Bank National Association and P.A.M. Transportation Services, Inc., together with Promissory Note in the principal amount of $2,500,000 (Exh. 4.1.1, 6/30/95 10-Q)

*4.3.1      -  First Amendment to Security Agreement dated June 28, 1995 by and between P.A.M. Transport,
               Inc. and First Tennessee Bank National Association (Exh. 4.2.2, 6/30/95 10-Q)

*4.3.2      -  Security Agreement dated June 27, 1995 by  and between Choctaw Express, Inc. and First
               Tennessee Bank National Association (Exh. 4.1.3, 6/30/95 10-Q)

*4.3.3      -  Guaranty Agreement of P.A.M. Transportation Services, Inc. dated June 27, 1995 in favor of
               First Tennessee Bank National Association respecting $10,000,000 line of credit (Exh. 4.1.4,
               6/30/95 10-Q)

*4.4        -  Second Amendment to Loan Agreement dated July 3, 1996 by and among P.A.M. Transport, Inc.,
               First Tennessee Bank National Association and P.A.M. Transportation Services, Inc., together with Promissory Note in the principal amount of $5,000,000 (Exh. 4.1.1, 9/30/96 10-Q)

*4.4.1      -  Second Amendment to Security Agreement dated July 3, 1996 by and between P.A.M. Transport,
               Inc. and First Tennessee National Bank Association (Exh. 4.1.2, 9/30/96 10-Q)

*4.4.2      -  First Amendment to Security Agreement dated July 3, 1996 by and between Choctaw Express, Inc.
               and First Tennessee Bank National Association (Exh. 4.1.3, 9/30/96 10-Q)

*4.4.3      -  Security Agreement dated July 3, 1996 by and between Allen Freight Services, Inc. and First
               Tennessee Bank National Association (Exh. 4.1.4, 9/30/96 10-Q)

*4.5.1      -  Loan Agreement dated as of November 22, 2000 by and between P.A.M. Transport, Inc. and
               SunTrust Bank (Exh. 4.5.1, 2001 10-K)


*4.5.2      -  Revolving Credit Note dated November 22, 2000 (Exh. 4.5.2, 2001 10-K)

*4.5.3      -  Security Agreement by and between P.A.M. Transport, Inc. and SunTrust Bank (Exh. 4.5.3,
               2001 10-K)

*4.5.4      -  First Amendment to Loan Agreement, Revolving Credit Note and Security Deposit (Exh. 4.5.4,
               2001 10-K)

*10.1       -  Employment Agreement between the Registrant and Robert W. Weaver, effective July 1, 2002
               (Exh. 10.1.1, 2001 10-K)

*10.1.1     -  New Employment Agreement between the Registrant and Robert W. Weaver, effective
               July 1, 2004 (Exh. 10.1, 01/25/2005 8-K)

*10.2       -  Employment Agreement between the Registrant and W. Clif Lawson, dated January 1, 2002
               (Exh. 10.2, 2001 10-K)

*10.2.1     -  Memo exercising the Company's option to extend W. Clif Lawson's Employment Agreement by one year
               (Exh. 10.2.1, 2004 10-K)

*10.3       -  Employment Agreement between the Registrant and Larry J. Goddard, dated January 1, 2002
               (Exh. 10.3, 2001 10-K)

*10.3.1     -  Memo exercising the Company's option to extend Larry J. Goddard's Employment Agreement by one year
               (Exh. 10.3.1, 2004 10-K)

*10.4       -  1995 Stock Option Plan, as Amended and Restated (Exh. 4.1, 6/11/99 S-8)

*10.4.1     -  Amendment to 1995 Stock Option Plan (Exh. 10.1, 03/07/2005 8-K)

*10.5       -  Interest rate swap agreement, dated March 1, 2001 (Exh. 10.5, 2001 10-K)

*10.6       -  Interest rate swap agreement dated June 1, 2001 (Exh. 10.6, 2001 10-K)

*10.7       -  Employee Non-Qualified Stock Option Agreement (Exh. 10.1, 9/30/2004 10-Q)

*10.8       -  Director Non-Qualified Stock Option Agreement (Exh. 10.2, 9/30/2004 10-Q)

*10.9       -  Executive Officers and Certain Other Employees Incentive Compensation Plan,
               as amended (Exh. 10.3, 9/30/2004 10-Q)

 10.10      -  Extension of Executive Officers and Certain Other Employees Incentive Compensation Plan,
               as amended

 21.1       -  Subsidiaries of the Registrant

 23.1       -  Consent of Grant Thornton LLP

 23.2       -  Consent of Deloitte & Touche LLP

 31.1       -  Rule 13a-14(a) Certification of Principal Executive Officer

 31.2       -  Rule 13a-14(a) Certification of Principal Financial Officer

 32.1       -  Section 1350 Certification of Chief Executive Officer

 32.2       -  Section 1350 Certification of Chief Financial Officer