Form 10-Q
period 2006-03-31
PAM TRANSPORTATION SERVICES INC
filed 2006-05-05
CIK 798287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission File Number: 0-15057

P.A.M. TRANSPORTATION SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	71-0633135
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification no.)

297 West Henri De Tonti, Tontitown, Arkansas 72770
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (479) 361-9111

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes ☒	No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 4, 2006
Common Stock, $.01 Par Value	10,293,607

P.A.M. TRANSPORTATION SERVICES, INC.
Form 10-Q
For The Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (in thousands, except share data)
	March 31,	December 31,
	2006	2005
ASSETS	(unaudited)	(see note)
Current assets:
Cash and cash equivalents	$1,466	$1,129
Accounts receivable-net:
Trade	72,555	65,433
Other	1,341	1,392
Inventories	775	749
Prepaid expenses and deposits	10,730	15,095
Marketable equity securities available-for-sale	11,684	10,999
Income taxes refundable	64	225
Total current assets	98,615	95,022

Property and equipment:
Land	2,674	2,674
Structures and improvements	9,319	9,319
Revenue equipment	257,587	250,664
Office furniture and equipment	6,743	6,692
Total property and equipment	276,323	269,349
Accumulated depreciation	(91,588)	(87,854)
Net property and equipment	184,735	181,495

Other assets:
Goodwill	15,413	15,413
Non-compete agreements	367	417
Other	1,094	1,094
Total other assets	16,874	16,924
TOTAL ASSETS	$300,224	$293,441

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,163	$22,055
Accrued expenses and other liabilities	13,092	10,507
Current maturities of long-term debt	1,376	1,859
Income taxes payable	2,793	-
Deferred income taxes-current	7,482	7,134
Total current liabilities	57,906	41,555

Long-term debt-less current portion	24,386	39,693
Deferred income taxes-less current portion	47,262	47,197
Other	184	234
Total liabilities	129,738	128,679

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,350,207 and
11,344,207 shares issued; 10,291,607 and 10,285,607 shares outstanding
at March 31, 2006 and December 31, 2005, respectively	114	113
Additional paid-in capital	76,595	76,429
Accumulated other comprehensive income	2,095	1,721
Treasury stock, at cost; 1,058,600 shares	(17,869)	(17,869)
Retained earnings	109,551	104,368
Total shareholders’ equity	170,486	164,762
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$300,224	$293,441

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
OPERATING REVENUES:
Revenue, before fuel surcharge	$90,849	$80,109
Fuel surcharge	9,676	6,083
Total operating revenues	100,525	86,192

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	33,229	31,005
Fuel expense	22,254	17,052
Rent and purchased transportation	11,349	9,832
Depreciation and amortization	8,366	7,467
Operating supplies and expenses	5,939	5,601
Operating taxes and license	4,057	3,954
Insurance and claims	4,196	4,099
Communications and utilities	694	699
Other	1,498	1,308
(Gain) loss on disposition of equipment	(109)	17
Total operating expenses and costs	91,473	81,034

NET OPERATING INCOME	9,052	5,158

NON-OPERATING INCOME	57	191
INTEREST EXPENSE	(465)	(445)

NET INCOME BEFORE INCOME TAXES	8,644	4,904

FEDERAL AND STATE INCOME TAXES:
Current	3,271	252
Deferred	190	1,749
Total federal and state income taxes	3,461	2,001

NET INCOME	$5,183	$2,903

EARNINGS PER COMMON SHARE:
Basic	$0.50	$0.26
Diluted	$0.50	$0.26

AVERAGE COMMON SHARES OUTSTANDING:
Basic	10,288	11,305
Diluted	10,288	11,327

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Three Months Ended
	March 31,
	2006	2005
OPERATING ACTIVITIES:
Net income	$5,183	$2,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,366	7,467
Bad debt expense (recoveries)	123	134
Stock compensation	100	-
Non-compete agreement amortization-net of payments	-	38
Provision for deferred income taxes	190	1,749
(Gain) loss on sale or disposal of equipment	(109)	17
Changes in operating assets and liabilities:
Accounts receivable	(7,193)	(5,575)
Prepaid expenses, inventories, and other assets	4,339	4,600
Income taxes payable	2,955	249
Trade accounts payable	2,605	(10,409)
Accrued expenses	2,585	1,674
Net cash provided by operating activities	19,144	2,847

INVESTING ACTIVITIES:
Purchases of property and equipment	(6,228)	(13,151)
Proceeds from sale or disposal of equipment	3,265	3,283
Purchase of marketable equity securities	(121)	(216)
Other	-	(19)
Net cash used in investing activities	(3,084)	(10,103)

FINANCING ACTIVITIES:
Borrowings under line of credit	99,215	102,178
Repayments under line of credit	(114,341)	(95,861)
Borrowings of long-term debt	-	-
Repayments of long-term debt	(664)	(901)
Exercise of stock options	67	67
Net cash (used in) provided by financing activities	(15,723)	5,483

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	337	(1,773)

CASH AND CASH EQUIVALENTS-Beginning of period	1,129	19,659

CASH AND CASH EQUIVALENTS-End of period	$1,466	$17,886

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$506	$508
Income taxes	$316	$23

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Stockholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total

Balance at December 31, 2005	10,285	$113	$76,429		$1,721	$(17,869)	$104,368	$164,762

Components of comprehensive income:
Net income				$5,183			5,183	5,183
Other comprehensive gain:
Unrealized gain on hedge,
net of tax of $13				19	19			19
Unrealized gain on marketable
securities, net of tax of $209				355	355			355
Total comprehensive income				$5,557

Exercise of stock options-shares issued
including tax benefits	6	1	66					67

Share-based compensation			100					100

Balance at March 31, 2006	10,291	$114	$76,595		$2,095	$(17,869)	$109,551	$170,486

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2006

NOTE A: BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Reclassifications - Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

NOTE B: DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Effective February 28, 2001, the Company entered into an interest rate swap agreement on a notional amount of $15,000,000. The pay fixed rate under the swap was 5.08%, while the receive floating rate was “1-month” LIBOR. This interest rate swap agreement terminated on March 2, 2006. Effective May 31, 2001, the Company entered into an interest rate swap agreement on a notional amount of $5,000,000. The pay fixed rate under the swap is 4.83%, while the receive floating rate is “1-month” LIBOR. This interest rate swap agreement terminates on June 2, 2006.

The Company designates the remaining interest rate swap as cash flow hedge of its exposure to variability in future cash flows resulting from interest payments indexed to “1-month” LIBOR. During the term of the interest rate swap agreement changes in future cash flows from the interest rate swaps will offset changes in interest rate payments on the first $5,000,000 of the Company’s current revolving credit facility or future “1-month” LIBOR based borrowings that reset on the last London Business Day prior to the start of the next interest period. The hedge locks the interest rate at 4.83% plus the pricing spread (currently 1.15%) for the notional amount of $5,000,000.

The interest rate swap agreement met the specific hedge accounting criteria. The measurement of hedge effectiveness is based upon a comparison of the floating-rate leg of the swap and the hedged floating-rate cash flows on the underlying liability. The effective portion of the cumulative gain or loss has been reported as a component of accumulated other comprehensive income in shareholders’ equity and will be reclassified into current earnings by June 2, 2006, the latest termination date for all current swap agreements. The December 31, 2005 balance of the net after tax deferred hedging loss in accumulated other comprehensive income (“AOCI”) related to the swap agreements was approximately $19,000 and the ending balance as of March 31, 2006 was approximately $142. The change in AOCI related to these swap agreements during the current year was approximately $19,000. Ineffectiveness related to these hedges was not significant.

NOTE C: RECENT ACCOUNTING PRONOUNCEMENTS
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”)  The provisions of this statement apply to all financial instruments acquired or issued by the Company after December 31, 2006 and is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. Corrections of errors in the application of accounting principles will continue to be reported by retroactively restating the affected financial statements. The provisions of this statement are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”) which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS No. 123(R) was originally to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS No. 123(R). The Company adopted this standard on January 1, 2006 and now reports in its financial statements the share-based compensation expense for reporting periods beginning in 2006.

NOTE D: MARKETABLE EQUITY SECURITIES
The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). SFAS No. 115 requires companies to classify their investments as either trading, available-for-sale or held-to-maturity. The Company’s investments in marketable securities are classified as available-for-sale and consist of equity securities. Management determines the appropriate classification of these securities at the time of purchase and re-evaluates such designation as of each balance sheet date. During the first three months of 2006, there were no sales or reclassifications of marketable securities. These securities are carried at fair value, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income in shareholders’ equity. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in non-operating income. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in the determination of net income as gains (losses) on the sale of securities.

As of March 31, 2006, these equity securities had a combined original cost of approximately $8,504,000 and a combined fair market value of approximately $11,684,000. For the three months ended March 31, 2006, the Company had net unrealized gains in market value of approximately $355,000, net of deferred income taxes. As of March 31, 2006, these securities had gross unrealized gains of approximately $3,571,000 and gross unrealized losses of approximately $76,000. As of March 31, 2006, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $2,095,000.

The following table shows the investments that were in a loss position at March 31, 2006 and 2005 and their related fair value at March 31, 2006 and 2005. These investments are all classified as available-for-sale and consist of equity securities. As of March 31, 2006 and 2005 there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	2006		2005
	(in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Equity securities with unrealized losses	$601	$76	$935	$172
Totals	$601	$76	$935	$172

NOTE E: STOCK BASED COMPENSATION
The Company maintains a stock option plan under which incentive stock options and nonqualified stock options may be granted. The plan provides for the issuance of options to directors, officers, key employees and others. The option price under these plans is the fair market value of the stock at the date the options were granted, ranging from $16.99 to $23.22 as of March 31, 2006. At March 31, 2006, approximately 264,000 shares were available for granting future options.

Outstanding incentive stock options at March 31, 2006, must be exercised within six years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at March 31, 2006, must be exercised within five to ten years from the date of grant. Certain nonqualified options may not be exercised within one year of the date of grant.

In August 2002, the Company granted 300,000 performance-based variable stock options to certain key executives. The exercise price for these awards was fixed at the grant date and was equal to the fair market value of the stock on that date. On the date of grant 60,000 options vested immediately and vesting of the remaining 240,000 options was scheduled to occur on a straight-line basis each year from March 15, 2003 through March 15, 2008 upon meeting performance criteria. In order to meet the performance criteria, net income for each fiscal year must be at least equal to 1.05 times net income for the preceding fiscal year, unless net income for the preceding fiscal year was zero or negative, in which case net income for the fiscal year must be at least 90% of net income for the most recent year with positive income. The number of options earned each fiscal year will not be known until the date the performance criteria is measured and as of March 31, 2006, 140,000 options have vested under the plan (including those options which immediately vested upon grant) while 80,000 have been forfeited as the performance criteria were not met for the fiscal years 2003 and 2004.

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”) utilizing the “modified prospective” method as described in SFAS No. 123(R). In the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS No. 123(R), prior period amounts were not restated.

At March 31, 2006, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1.1 million which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $300,000 in additional compensation expense related to unvested option awards during the remainder of 2006 and to recognize approximately $400,000 of expense in each of the years 2007 and 2008. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $100,000 during the first quarter of 2006. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 during the first quarter of 2006.

Prior to the effective date, the stock-based compensation plans were accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB Opinion No. 25”) and related interpretations. Pro-forma information regarding the impact of total stock-based compensation on net income and income per share for prior periods is required by SFAS No. 123(R). Such pro-forma information, determined as if the Company had accounted for its employee stock options under the fair value method during the first quarter of 2005, is illustrated in the following table:

Three Months Ended
March 31,
2005
(in thousands, except per share data)

Net income-as reported	$2,903

Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(74)

Pro-forma net income	$2,829

Earnings per common share:
Basic-as reported	$0.26
Basic-pro-forma	$0.25

Diluted-as reported	$0.26
Diluted-pro-forma	$0.25

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton (“BSM”) option-pricing model using the following assumptions:

	Three Months Ended
	March 31,
	2006	2005
Dividend yield	0%	0%
Volatility range	38.54% - 38.54%	33.86% - 38.54%
Risk-free rate range	4.38% - 4.38%	4.08% - 4.38%
Expected life	5 years	5 years
Fair value of options	$8.89 - $9.45	$6.73 - $9.45

The Company has never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. The estimated volatility is based on the historical volatility of our stock. The risk free rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options represents the period of time that options granted are expected to be outstanding.

Information related to option activity for the three months ended March 31, 2006 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value*
			(in years)
Outstanding-beginning of year	286,500	$22.22
Granted	-	-
Exercised	6,000	11.16
Cancelled/forfeited/expired	-	-
Outstanding at March 31, 2006	280,500	$22.46	5.7	$613,925

Exercisable at March 31, 2006	195,500	$22.22	5.4	$475,675
___________________________
* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on March 31, 2006, was $24.65.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of March 31, 2006 and the number and weighted average exercise price of options exercisable as of March 31, 2006 follow:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Term	Options Exercisable
		(in years)
$16.99	12,000	3.0	12,000
$18.27	14,000	4.0	14,000
$19.88	12,500	2.5	7,500
$20.79	8,000	0.9	8,000
$22.68	14,000	1.9	14,000
$23.22	220,000	6.5	140,000
	280,500	5.7	195,500

Cash received from option exercises totaled approximately $66,980 and $67,250 during the three months ended March 31, 2006 and March 31, 2005, respectively. The Company issues new shares upon option exercise.

NOTE F: SEGMENT INFORMATION
The Company considers the guidance provided by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), in its identification of operating segments. The Company has determined that it has a total of eight operating segments whose primary operations can be characterized as either Truckload Services or Brokerage and Logistics Services, however in accordance with the aggregation criteria provided by SFAS No. 131 the Company has determined that the operations of the eight operating segments can be aggregated into a single reporting segment, motor carrier operations. Truckload Services revenues and Brokerage and Logistics Services revenues, each before fuel surcharges, were as follows:
	Three Months Ended March 31,
	2006		2005
	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue (1)	$79,705	87.7	$70,081	87.5
Brokerage and Logistics Services revenue (1)	11,144	12.3	10,028	12.5
Total revenues (1)	$90,849	100.0	$80,109	100.0

_______________________
(1) Before fuel surcharges.

NOTE G: TREASURY STOCK
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

The Company accounts for Treasury stock using the cost method and as of March 31, 2006, 1,058,600 shares were held in the treasury at an aggregate cost of approximately $17,869,000.

NOTE H: COMPREHENSIVE INCOME
Comprehensive income was comprised of net income plus or minus market value adjustments related to our interest rate swap agreement and marketable securities. The components of comprehensive income were as follows:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)

Net income	$5,183	$2,903

Other comprehensive income (loss):
Reclassification adjustment for losses (gains) on derivative instruments
included in net income accounted for as hedges, net of income taxes	18	77
Reclassification adjustment for unrealized losses (gains) on marketable
securities included in net income, net of income taxes	44	-
Change in fair value of interest rate swap agreements, net of income taxes	1	46
Change in fair value of marketable securities, net of income taxes	311	(128)
Total comprehensive income	$5,557	$2,898

NOTE I: EARNINGS PER SHARE
Diluted earnings per share computations assume the exercise of stock options to purchase shares of common stock. The shares assumed exercised are based on the weighted average number of shares under options outstanding during the period and only include those options for which the exercise price is less than the average share price during the period. The net additional shares issuable are calculated based on the treasury stock method and are added to the weighted average number of shares outstanding during the period.

A reconciliation of the basic and diluted income per share computations for the three months ended March 31, 2006 and 2005, respectively, is as follows:
	Three Months Ended
	March 31,
	2006	2005
	(in thousands, except per share data)

Net income	$5,183	$2,903

Basic weighted average common shares outstanding	10,288	11,305

Dilutive effect of common stock equivalents	-	22

Diluted weighted average common shares outstanding	10,288	11,327

Basic earnings per share	$0.50	$0.26

Diluted earnings per share	$0.50	$0.26

Options to purchase 242,000 and 259,011 shares of common stock were outstanding at March 31, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the option price was greater than the average market price of the common shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION
Certain information included in this Quarterly Report on Form 10-Q constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to expected future financial and operating results or events, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, excess capacity in the trucking industry; surplus inventories; recessionary economic cycles and downturns in customers’ business cycles; increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, license and registration fees; the resale value of the Company’s used equipment and the price of new equipment; increases in compensation for and difficulty in attracting and retaining qualified drivers and owner-operators; increases in insurance premiums and deductible amounts relating to accident, cargo, workers' compensation, health, and other claims; unanticipated increases in the number or amount of claims for which the Company is self insured; inability of the Company to continue to secure acceptable financing arrangements; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors including reductions in rates resulting from competitive bidding; the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations; a significant reduction in or termination of the Company's trucking service by a key customer; and other factors, including risk factors, included from time to time in filings made by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES
The Company’s management makes estimates and assumptions in preparing the condensed consolidated financial statements that affect reported amounts and disclosures therein. In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of the Company include:

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

Self Insurance. The Company is self-insured for health and workers’ compensation benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred, but not reported (IBNR) claims. IBNR claims are estimated using historical lag information and other data either provided by outside claims administrators or developed internally. This estimation process is subjective, and to the extent that future actual results differ from original estimates, adjustments to recorded accruals may be necessary.

Revenue Recognition. Revenue is recognized in full upon completion of delivery to the receiver’s location. For freight in transit at the end of a reporting period, the Company recognizes revenue prorata based on relative transit miles completed as a portion of the estimated total transit miles. Expenses are recognized as incurred.

Prepaid Tires. Tires purchased with revenue equipment are capitalized as a cost of the related equipment. Replacement tires are included in prepaid expenses and deposits and are amortized over a 24-month period. Costs related to tire recapping are expensed when incurred.

Income Taxes. Significant management judgment is required to determine the provision for income taxes and to determine whether deferred income tax assets will be realized in full or in part. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When it is more likely that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable. A valuation allowance for deferred income tax assets has not been deemed to be necessary due to the Company’s profitable operations. Accordingly, if the facts or financial circumstances were to change, thereby impacting the likelihood of realizing the deferred income tax assets, judgment would need to be applied to determine the amount of valuation allowance required in any given period.

Share-Based Compensation. The Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments, effective January 1, 2006, utilizing the “modified prospective” method as described in the standard. Under the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. Prior to adoption, the Company accounted for share-based payments under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company uses historical volatility when estimating the expected volatility of its share price. For additional information with respect to share-based compensation, see Note E to our consolidated financial statements.

Business Segment and Concentrations of Credit Risk. The Company operates in one reporting segment, motor carrier operations. The Company provides transportation services to customers throughout the United States and portions of Canada and Mexico. The Company performs ongoing credit evaluations and generally does not require collateral from its customers. The Company maintains reserves for potential credit losses. In view of the concentration of the Company’s revenues and accounts receivable among a limited number of customers within the automobile industry, the financial health of this industry is a factor in the Company’s overall evaluation of accounts receivable.

Business Combinations and Goodwill. Upon acquisition of an entity, the cost of the acquired entity must be allocated to assets and liabilities acquired. Identification of intangible assets, if any, that meet certain recognition criteria, is necessary. This identification and subsequent valuation requires significant judgments. The carrying value of goodwill is tested annually and as of December 31, 2005 the Company determined that there was no impairment. The impairment testing requires an estimate of the value of the Company as a whole, as the Company has determined it only has one reporting unit as defined in Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

BUSINESS OVERVIEW
The Company’s administrative headquarters are in Tontitown, Arkansas. From this location we manage operations conducted through wholly owned subsidiaries based in various locations around the United States and Canada. The operations of these subsidiaries can generally be classified into either truckload services or brokerage and logistics services. Truckload services include those transportation services in which we utilize company owned tractors or owner-operator owned tractors. Brokerage and logistics services consist of services such as transportation scheduling, routing, mode selection, transloading and other value added services related to the transportation of freight which may or may not involve the usage of company owned or owner-operator owned equipment. Both our truckload operations and our brokerage/logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. All of the Company’s operations are in the motor carrier segment.

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 87.7% and 87.5% of total revenues, excluding fuel surcharges for the three months ended March 31, 2006 and 2005, respectively with remaining revenues, excluding fuel surcharges, being generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ending March 31, 2006 and 2005, approximately $9.7 million and $6.1 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS - TRUCKLOAD SERVICES
The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Three Months Ended
	March 31,
	2006	2005
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	41.0	43.5
Fuel expense, net of fuel surcharge	16.2	15.9
Rent and purchased transportation	1.3	1.1
Depreciation and amortization	10.5	10.6
Operating supplies and expenses	7.4	8.0
Operating taxes and license	5.1	5.7
Insurance and claims	5.3	5.9
Communications and utilities	0.8	0.9
Other	1.7	1.6
(Gain) loss on sale or disposal of property	(0.1)	0.1
Total operating expenses	89.2	93.3
Operating income	10.8	6.7
Non-operating income	0.1	0.3
Interest expense	(0.6)	(0.5)
Income before income taxes	10.3	6.5

THREE MONTHS ENDED MARCH 31, 2006 VS. THREE MONTHS ENDED MARCH 31, 2005

For the quarter ended March 31, 2006, truckload services revenue, before fuel surcharges, increased 13.7% to $79.7 million as compared to $70.1 million for the quarter ended March 31, 2005. The increase was primarily due to a 12.5% increase in the average rate per total mile charged to customers from $1.22 during the first quarter 2005 to $1.37 during the first quarter of 2006. Also contributing to the increase in revenue was an increase in the total number of miles traveled from 57.5 million during the first quarter of 2005 to 58.2 million during the first quarter of 2006.

Salaries, wages and benefits decreased from 43.5% of revenues, before fuel surcharges, in the first quarter of 2005 to 41.0% of revenues, before fuel surcharges, during the first quarter of 2006. The decrease relates primarily to a decrease in driver lease expense, which is a component of salaries, wages and benefits, as the average number of owner operators under contract decreased from 74 during the first quarter of 2005 to 50 during the first quarter of 2006. The decrease associated with driver lease expense was partially offset by an increase in amounts paid to the corresponding company driver replacement, and in other costs normally absorbed by the owner operator such as repairs and fuel. Although to a lesser degree, the effect of higher revenues without a corresponding increase in those wages with fixed cost characteristics, such as general and administrative wages, also contributed to the decrease in salaries, wages and benefits as a percentage of revenues, before fuel surcharges. During January 2006 the Company implemented a driver pay increase ranging from $.01 to $.03 per mile depending on individual driver qualifications and management anticipates that salaries, wages and benefits will increase to the extent the Company is unable to pass the additional costs to customers in the form of rate increases.

Fuel expense increased from 15.9% of revenues, before fuel surcharges, during the first quarter of 2005 to 16.2% of revenues, before fuel surcharges, during the first quarter of 2006. Fuel costs, net of fuel surcharges, increased from $11.2 million during the first quarter of 2005 to $12.9 million during the first quarter of 2006 primarily due to higher fuel prices. During periods of rising fuel prices the Company is often able to recoup at least a portion of the increase through fuel surcharges passed along to its customers. The Company collected approximately $6.1 million in fuel surcharges during the first quarter of 2005 and $9.7 million during the first quarter of 2006. Fuel costs were also affected by the replacement of owner operators with Company drivers as discussed above.

Depreciation and amortization decreased from 10.6% of revenues, before fuel surcharges, during the first quarter of 2005 to 10.5% of revenues, before fuel surcharges, during the first quarter of 2006. Depreciation expense increased from $7.5 million during the first quarter of 2005 to $8.4 million during the first quarter of 2006 primarily due to higher new tractor and trailer prices coupled with decreased residual trade-in values guaranteed by the manufacturer, however as a percentage of revenues, before fuel surcharges, a decrease results from the interaction of increased revenues from an increased rate per mile charged to customers and the fixed cost nature of depreciation expense.

Insurance and claims expense decreased from 5.9% of revenues, before fuel surcharges, during the first quarter of 2005 to 5.3% of revenues, before fuel surcharges, during the first quarter of 2006. The decrease was the result of renegotiations with one of the Company’s insurance providers to change the method of determining the Company’s auto liability insurance premiums. Previously, the Company’s auto liability premiums were determined using a specified rate per one hundred dollars of revenue including fuel surcharges. This method had the unintended consequence of penalizing the Company with increased insurance costs solely from passing higher fuel costs along to its customers in the form of fuel surcharges. The method of determining the Company’s auto liability premium is now based on the number of miles traveled instead of revenue generated.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 93.3% for the first quarter 2005 to 89.2% for the first quarter of 2006.

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

	Three Months Ended
	March 31,
	2006	2005
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	4.8	5.0
Fuel expense, net of fuel surcharge	0.0	0.0
Rent and purchased transportation	89.2	88.2
Depreciation and amortization	0.0	0.3
Operating supplies and expenses	0.0	0.0
Operating taxes and licenses	0.0	0.0
Insurance and claims	0.1	0.1
Communications and utilities	0.3	0.4
Other	1.4	1.7
(Gain) loss on sale or disposal of property	0.0	0.0
Total operating expenses	95.8	95.7
Operating income	4.2	4.3
Non-operating income	0.0	0.0
Interest expense	(0.5)	(0.6)
Income before income taxes	3.7	3.7

THREE MONTHS ENDED MARCH 31, 2006 VS. THREE MONTHS ENDED MARCH 31, 2005

For the quarter ended March 31, 2006, logistics and brokerage services revenue, before fuel surcharges, increased 11.1% to $11.1 million as compared to $10.0 million for the quarter ended March 31, 2005. The increase was primarily the result of rate increases, and to a lesser extent, an increase in the number of loads brokered.

Rent and purchased transportation increased from 88.2% of revenues, before fuel surcharges, during the first quarter of 2005 to 89.2% of revenues, before fuel surcharges during the first quarter of 2006. The increase relates to an increase in amounts charged by third party logistics and brokerage service providers as a result of higher fuel costs.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 95.7% for the first quarter 2005 to 95.8% for the first quarter of 2006.

RESULTS OF OPERATIONS - COMBINED SERVICES

THREE MONTHS ENDED MARCH 31, 2006 VS. THREE MONTHS ENDED MARCH 31, 2005

Net income for all divisions was $5.2 million, or 5.7% of revenues, before fuel surcharge for the first quarter of 2006 as compared to $2.9 million or 3.6% of revenues, before fuel surcharge for the first quarter of 2005. The increase in net income combined with the effect of treasury stock repurchases resulted in an increase in diluted earnings per share to $0.50 for the first quarter of 2006 compared to $0.26 for the first quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES
The growth of our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our lines of credit.

During the first three months of 2006, we generated $19.1 million in cash from operating activities. Investing activities used $3.1 million in cash in the first three months of 2006. Financing activities used $15.7 million in cash in the first three months of 2006.

Our primary use of funds is for the purchase of revenue equipment. We typically use our existing lines of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations, to finance capital expenditures and repay long-term debt. During the first three months of 2006, we utilized cash on hand and our lines of credit to finance revenue equipment purchases of approximately $6.1 million.

Occasionally we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 48 months, however as of March 31, 2006, we had no outstanding indebtedness under such installment notes.

In order to maintain our tractor and trailer fleet count it is often necessary to purchase replacement units and place them in service before trade units are removed from service. The timing difference created during this process often requires the Company to pay for new units without any reduction in price for trade units. In this situation, the Company later receives payment for the trade units as they are delivered to the equipment vendor and have passed vendor inspection. During the three months ended March 31, 2006, the Company received approximately $2.5 million for tractors delivered for trade and expects to receive approximately $13.6 million during the remainder of the year.

During the remainder of the year, we expect to purchase approximately 411 new tractors and approximately 450 trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $31.4 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

We maintain a $20.0 million revolving line of credit and a $30.0 million revolving line of credit (Line A and Line B, respectively) with separate financial institutions. Amounts outstanding under Line A bear interest at LIBOR (determined as of the first day of each month) plus 1.40%, (6.03% at March 31, 2006) are secured by our accounts receivable and mature on May 31, 2007. At March 31, 2006 outstanding advances on line A were approximately $9.9 million, including $310,000 in letters of credit, with availability to borrow $10.1 million. Amounts outstanding under Line B bear interest at LIBOR (determined on the last day of the previous month) plus 1.15%, (5.81% at March 31, 2006) are secured by revenue equipment and mature on June 30, 2007. At March 31, 2006, $18.1 million, including $5.6 million in letters of credit were outstanding under Line B with availability to borrow $11.9 million. In an effort to reduce interest rate risk associated with these floating rate facilities, we have entered into an interest rate swap agreement in an aggregate notional amount of $5.0 million. For additional information regarding the interest rate swap agreement, see Note B to the condensed consolidated financial statements.

Trade accounts receivable at March 31, 2006 increased approximately $7.1 million as compared to December 31, 2005. Approximately $3.8 million of the increase relates to the timing of payments from a customer which is normally received by the end of the quarter but was not received until after March 31, 2006. The remaining increase was related to a general increase in revenues which flow through our accounts receivable account.

Prepaid expenses and deposits at March 31, 2006 decreased approximately $4.4 million as compared to December 31, 2005. The decrease reflects the amortization of prepaid tractor and trailer license fees and auto liability insurance premiums. In December 2005 approximately $2.8 million of the 2006 license fees and approximately $3.0 million of the 2006 auto liability insurance premiums were paid in advance. These prepaid expenses will be amortized to expense through the remainder of the year.

Accounts payable at March 31, 2006 increased approximately $11.1 million as compared to December 31, 2005. Approximately $8.5 million of the increase is related to an increase in amounts payable to vendors for tractors received by the Company before the end of the period for which payment was not due until the next period. The net increase also reflects the increase of approximately $2.5 million in amounts accrued for fuel purchases.

Accrued expenses and other liabilities at March 31, 2006 increased approximately $2.6 million as compared to December 31, 2005. The increase is primarily related to an increase in amounts accrued at the end of the period for employee wages and benefits which can vary significantly throughout the year depending on many factors, including the timing of actual date employees are paid in relation to the last day of the reporting period.

Income taxes payable at March 31, 2006 increased approximately $2.8 million as compared to December 31, 2005. This amount is primarily composed of federal and state income taxes that are payable for the current period with a payment due date after March 31, 2006.

Long-term debt at March 31, 2006 decreased approximately $15.3 million as compared to December 31, 2005. The decrease is primarily related to a decrease in the balance due on the Company’s lines of credit at March 31, 2006 as compared to December 31, 2005. During the first three months of 2006 the Company repaid approximately $15.1 more than it borrowed under its lines of credit using idle cash and cash generated from operating activities.

NEW ACCOUNTING PRONOUNCEMENTS
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

Equity Price Risk
We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities increased to $11.7 million at March 31, 2006 from $11.0 million at December 31, 2005. The increase reflects additional purchases of approximately $121,000 during the first three months of 2006 and an increase in the fair market value of approximately $564,000 during the first three months of 2006. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.2 million. For additional information with respect to the marketable equity securities, see Note D to our consolidated financial statements.

Interest Rate Risk
Our two lines of credit each bear interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are effected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the lines of credit. In an effort to manage the risks associated with changing interest rates, we entered into interest rate swap agreements effective February 28, 2001 and May 31, 2001, on notional amounts of $15,000,000 and $5,000,000, respectively. The “pay fixed rates” under the $15,000,000 and $5,000,000 swap agreements are 5.08% and 4.83%, respectively. The “receive floating rate” for both swap agreements is “1-month” LIBOR. The interest rate swap agreement on the notional amount of $15,000,000 terminated on March 2, 2006 while the interest rate swap agreement on the notional amount of $5,000,000 will terminate on June 2, 2006. Assuming $20.0 million of variable rate debt was outstanding under Line “A” and not covered by a hedge agreement for a full fiscal year, a hypothetical 100 basis point increase in LIBOR would result in approximately $200,000 of additional interest expense. For additional information with respect to the interest rate swap agreements, see Note B to our condensed consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management evaluated, with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006. Based upon that evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2006 so that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls over financial reporting. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of our business routinely results in litigation, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. We believe that all such routine litigation is adequately covered by insurance and that adverse results in one or more of those cases would not have a material adverse effect on our financial condition.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K:
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

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: May 5, 2006	By: /s/ Robert W. Weaver
Robert W. Weaver
President and Chief Executive Officer
(principal executive officer)

Dated: May 5, 2006	By: /s/ Larry J. Goddard
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