Form 10-Q
period 2006-06-30
PAM TRANSPORTATION SERVICES INC
filed 2006-08-04
CIK 798287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2006
Common Stock, $.01 Par Value	10,301,607

P.A.M. TRANSPORTATION SERVICES, INC.
Form 10-Q
For The Quarter Ended June 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (in thousands, except share and per share data)
	June 30,	December 31,
	2006	2005
ASSETS	(unaudited)	(see note)
Current assets:
Cash and cash equivalents	$1,467	$1,129
Accounts receivable-net:
Trade	70,767	65,433
Other	1,268	1,392
Inventories	836	749
Prepaid expenses and deposits	8,943	15,095
Marketable equity securities available-for-sale	11,883	10,999
Income taxes refundable	360	225
Total current assets	95,524	95,022

Property and equipment:
Land	2,674	2,674
Structures and improvements	9,355	9,319
Revenue equipment	256,334	250,664
Office furniture and equipment	6,719	6,692
Total property and equipment	275,082	269,349
Accumulated depreciation	(95,241)	(87,854)
Net property and equipment	179,841	181,495

Other assets:
Goodwill	15,413	15,413
Non-compete agreements	317	417
Other	1,091	1,094
Total other assets	16,821	16,924
TOTAL ASSETS	$292,186	$293,441

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,657	$22,055
Accrued expenses and other liabilities	12,749	10,507
Current maturities of long-term debt	720	1,859
Deferred income taxes-current	7,646	7,134
Total current liabilities	46,772	41,555

Long-term debt-less current portion	21,919	39,693
Deferred income taxes-less current portion	47,334	47,197
Other	134	234
Total liabilities	116,159	128,679

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,352,207 and
11,344,207 shares issued; 10,293,607 and 10,285,607 shares outstanding
at June 30, 2006 and December 31, 2005, respectively	114	113
Additional paid-in capital	76,840	76,429
Accumulated other comprehensive income	2,149	1,721
Treasury stock, at cost; 1,058,600 shares	(17,869)	(17,869)
Retained earnings	114,793	104,368
Total shareholders’ equity	176,027	164,762
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$292,186	$293,441

Note: The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
OPERATING REVENUES:
Revenue, before fuel surcharge	$89,692	$83,321	$180,541	$163,430
Fuel surcharge	13,673	7,706	23,349	13,789
Total operating revenues	103,365	91,027	203,890	177,219

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	31,886	31,645	65,115	62,650
Fuel expense	25,964	19,423	48,219	36,476
Rent and purchased transportation	11,640	9,424	22,989	19,256
Depreciation and amortization	8,428	7,656	16,794	15,122
Operating supplies and expenses	6,568	5,691	12,506	11,292
Operating taxes and license	4,114	4,050	8,171	8,004
Insurance and claims	4,092	4,532	8,288	8,631
Communications and utilities	629	643	1,323	1,342
Other	1,087	1,359	2,585	2,667
(Gain) loss on disposition of equipment	(33)	56	(142)	74
Total operating expenses and costs	94,375	84,479	185,848	165,514

NET OPERATING INCOME	8,990	6,548	18,042	11,705

NON-OPERATING INCOME	116	108	173	299
INTEREST EXPENSE	(353)	(474)	(817)	(918)

NET INCOME BEFORE INCOME TAXES	8,753	6,182	17,398	11,086

FEDERAL AND STATE INCOME TAXES:
Current	3,314	498	6,585	750
Deferred	198	2,004	388	3,753
Total federal and state income taxes	3,512	2,502	6,973	4,503

NET INCOME	$5,241	$3,680	$10,425	$6,583

EARNINGS PER COMMON SHARE:
Basic	$0.51	$0.33	$1.01	$0.59
Diluted	$0.51	$0.33	$1.01	$0.59

AVERAGE COMMON SHARES OUTSTANDING:
Basic	10,293	11,114	10,290	11,209
Diluted	10,301	11,130	10,295	11,227

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Six Months Ended
	June 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$10,425	$6,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,794	15,122
Bad debt expense	37	257
Stock compensation	311	-
Non-compete agreement amortization-net of payments	-	38
Provision for deferred income taxes	388	3,753
(Gain) loss on sale or disposal of equipment	(142)	74
Changes in operating assets and liabilities:
Accounts receivable	(5,247)	(13,035)
Prepaid expenses, inventories, and other assets	6,067	6,499
Income taxes payable	(134)	122
Trade accounts payable	2,309	(6,208)
Accrued expenses	2,242	1,607
Net cash provided by operating activities	33,050	14,812

INVESTING ACTIVITIES:
Purchases of property and equipment	(20,992)	(30,436)
Proceeds from sale or disposal of equipment	7,319	7,448
Purchase of marketable equity securities	(227)	(733)
Other	-	(20)
Net cash used in investing activities	(13,900)	(23,741)

FINANCING ACTIVITIES:
Borrowings under line of credit	209,928	201,856
Repayments under line of credit	(227,504)	(200,644)
Repayments of long-term debt	(1,337)	(1,587)
Repurchases of common stock	-	(7,460)
Exercise of stock options	101	361
Net cash used in financing activities	(18,812)	(7,474)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	338	(16,403)

CASH AND CASH EQUIVALENTS-Beginning of period	1,129	19,659

CASH AND CASH EQUIVALENTS-End of period	$1,467	$3,256

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$860	$969
Income taxes	$6,742	$750

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Stockholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total

Balance at December 31, 2005	10,285	$113	$76,429		$1,721	$(17,869)	$104,368	$164,762

Components of comprehensive income:
Net income				$10,425			10,425	10,425
Other comprehensive gain:
Unrealized gain on hedge,
net of tax of $13				19	19			19
Unrealized gain on marketable
securities, net of tax of $248				409	409			409
Total comprehensive income				$10,853

Exercise of stock options-shares issued
including tax benefits	8	1	100					101

Share-based compensation			311					311

Balance at June 30, 2006	10,293	$114	$76,840		$2,149	$(17,869)	$114,793	$176,027

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2006

NOTE A: BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Reclassifications - Fuel expense for the three and six months ended June 30, 2005 has been reclassified from operating supplies and expenses to conform to the 2006 presentation.

NOTE B: RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact that FIN 48 might have on the Company’s consolidated financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).  The provisions of this statement apply to all financial instruments acquired or issued by the Company after December 31, 2006 and is not expected to have a material effect on the Company’s consolidated financial statements.

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

NOTE C: MARKETABLE EQUITY SECURITIES
The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). SFAS No. 115 requires companies to classify their investments as either trading, available-for-sale or held-to-maturity. The Company’s investments in marketable securities are classified as available-for-sale and consist of equity securities. Management determines the appropriate classification of these securities at the time of purchase and re-evaluates such designation as of each balance sheet date. During the first six months of 2006, there were no sales or reclassifications of marketable securities. These securities are carried at fair value, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income in shareholders’ equity. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in non-operating income. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in the determination of net income as gains (losses) on the sale of securities.

As of June 30, 2006, these equity securities had a combined original cost of approximately $8,655,000 and a combined fair market value of approximately $11,883,000. For the six months ended June 30, 2006, the Company had net unrealized gains in market value of approximately $409,000, net of deferred income taxes. As of June 30, 2006, these securities had gross unrealized gains of approximately $3,717,000 and gross unrealized losses of approximately $130,000. As of June 30, 2006, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $2,149,000.

The following table shows the investments that were in a loss position at June 30, 2006 and 2005 and their related fair value at June 30, 2006 and 2005. These investments are all classified as available-for-sale and consist of equity securities. As of June 30, 2006 and 2005 there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	2006		2005
	(in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Equity securities with unrealized losses	$1,255	$130	$1,073	$140
Totals	$1,255	$130	$1,073	$140

NOTE D: STOCK BASED COMPENSATION
The Company maintains a stock option plan under which incentive stock options and nonqualified stock options may be granted. The plan provides for the issuance of options to directors, officers, key employees and others. The option price under these plans is the fair market value of the stock at the date the options were granted, ranging from $16.99 to $26.73 as of June 30, 2006. At June 30, 2006, approximately 734,000 shares were available for granting future options.

Outstanding incentive stock options at June 30, 2006, must be exercised within six years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at June 30, 2006, must be exercised within five to ten years from the date of grant.

In August 2002, the Company granted performance-based variable stock options for 300,000 shares to certain key executives. The exercise price for these awards was fixed at the grant date and was equal to the fair market value of the stock on that date. On the date of grant, options for 60,000 shares vested immediately and vesting of the options for the remaining 240,000 shares was scheduled to occur on a straight-line basis each year from March 15, 2003 through March 15, 2008 upon meeting performance criteria. In order to meet the performance criteria, net income for each fiscal year must be at least equal to 1.05 times net income for the preceding fiscal year, unless net income for the preceding fiscal year was zero or negative, in which case net income for the fiscal year must be at least 90% of net income for the most recent year with positive income. The number of shares for which options vest each fiscal year will not be known until the date the performance criteria is measured. As of June 30, 2006, options for 140,000 shares have vested under this 300,000 share option grant (including those options which immediately vested upon grant) while options for 80,000 shares have been forfeited as the performance criteria were not met for the fiscal years 2003 and 2004.

Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”) utilizing the “modified prospective” method as described in SFAS No. 123(R). In the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS No. 123(R), prior period amounts were not restated.

At June 30, 2006, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1.0 million which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $200,000 in additional compensation expense related to unvested option awards during the remainder of 2006 and to recognize approximately $400,000 of expense in each of the years 2007 and 2008. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $311,000 during the first six months of 2006 and includes approximately $111,000 recognized as a result of the annual grant of 2,000 shares to each non-employee director during the second quarter of 2006. The weighted average grant date fair value of options granted during the first six months of 2006 was $6.93. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 and $0.02 during the first three and six months of 2006, respectively.

Prior to the effective date, the stock-based compensation plans were accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB Opinion No. 25”) and related interpretations. Pro-forma information regarding the impact of total stock-based compensation on net income and income per share for prior periods is required by SFAS No. 123(R). Such pro-forma information, determined as if the Company had accounted for its employee stock options under the fair value method during the first three and six months of 2005, is illustrated in the following table:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
	(in thousands, except per share data)

Net income-as reported	$3,680	$6,583

Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(74)	(148)

Pro-forma net income	$3,606	$6,435

Earnings per common share:
Basic-as reported	$0.33	$0.59
Basic-pro-forma	$0.32	$0.57

Diluted-as reported	$0.33	$0.59
Diluted-pro-forma	$0.32	$0.57

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton (“BSM”) option-pricing model using the following assumptions:

	Six Months Ended
	June 30,
	2006	2005
Dividend yield	0%	0%
Volatility range	33.34% - 38.54%	33.86% - 38.54%
Risk-free rate range	4.38% - 5.02%	4.08% - 4.38%
Expected life	2.5 years - 5 years	5 years
Fair value of options	$6.93 - $9.45	$6.73 - $9.45

The Company has never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. The estimated volatility is based on the historical volatility of our stock. The risk free rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of the options are calculated using temporary guidance provided by the Securities and Exchange Commission which allows companies to elect a “simplified method” where the expected life is the average of the vesting period and the original contractual term. This simplified method is not available for share option grants after December 31, 2007.

Information related to option activity for the six months ended June 30, 2006 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value*
			(in years)
Outstanding-beginning of year	286,500	$22.22
Granted	16,000	26.73
Exercised	(8,000)	12.62
Cancelled/forfeited/expired	-	-
Outstanding at June 30, 2006	294,500	$22.73	5.4	$1,814,005

Exercisable at June 30, 2006	209,500	$22.61	5.2	$1,315,355
___________________________
* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on June 30, 2006, was $28.89.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of June 30, 2006 and the number and weighted average exercise price of options exercisable as of June 30, 2006 follow:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Term	Options Exercisable
		(in years)
$16.99	10,000	2.7	10,000
$18.27	14,000	3.7	14,000
$19.88	12,500	2.3	7,500
$20.79	8,000	0.7	8,000
$22.68	14,000	1.7	14,000
$23.22	220,000	6.3	140,000
$26.73	16,000	5.0	16,000
	294,500	5.4	209,500

Cash received from option exercises totaled approximately $100,960 and $344,750 during the six months ended June 30, 2006 and June 30, 2005, respectively. The Company issues new shares upon option exercise.

NOTE E: SEGMENT INFORMATION
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$78,276	87.3	$73,434	88.1	$157,981	87.5	$143,514	87.8
Brokerage and Logistics Services revenue	11,416	12.7	9,887	11.9	22,560	12.5	19,916	12.2
Total revenues	$89,692	100.0	$83,321	100.0	$180,541	100.0	$163,430	100.0

NOTE F: TREASURY STOCK
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

The Company accounts for Treasury stock using the cost method and as of June 30, 2006, 1,058,600 shares were held in the treasury at an aggregate cost of approximately $17,869,000.

NOTE G: COMPREHENSIVE INCOME
Comprehensive income was comprised of net income plus or minus market value adjustments related to our interest rate swap agreement and marketable securities. The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)

Net income	$5,241	$3,680	$10,425	$6,583

Other comprehensive income (loss):
Reclassification adjustment for losses (gains) on derivative instruments
included in net income accounted for as hedges, net of income taxes	-	65	18	143
Reclassification adjustment for unrealized losses (gains) on marketable
securities included in net income, net of income taxes	14	-	58	-
Change in fair value of interest rate swap agreements, net of income taxes	-	(13)	1	32
Change in fair value of marketable securities, net of income taxes	40	184	351	56
Total comprehensive income	$5,295	$3,916	$10,853	$6,814

NOTE H: EARNINGS PER SHARE
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

A reconciliation of the basic and diluted income per share computations for the three and six months ended June 30, 2006 and 2005, respectively, is as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)

Net income	$5,241	$3,680	$10,425	$6,583

Basic weighted average common shares outstanding	10,293	11,114	10,290	11,209

Dilutive effect of common stock equivalents	8	16	5	18

Diluted weighted average common shares outstanding	10,301	11,130	10,295	11,227

Basic earnings per share	$0.51	$0.33	$1.01	$0.59

Diluted earnings per share	$0.51	$0.33	$1.01	$0.59

Options to purchase 232,500 and 277,782 shares of common stock were outstanding at June 30, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because to do so would have an anti-dilutive effect.

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

Share-Based Compensation. The Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments, effective January 1, 2006, utilizing the “modified prospective” method as described in the standard. Under the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. Prior to adoption, the Company accounted for share-based payments under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company uses historical volatility when estimating the expected volatility of its share price. For additional information with respect to share-based compensation, see Note D to our consolidated financial statements.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. For the three and six month period ended June 30, 2006, truckload services revenues, excluding fuel surcharges, represented 87.3% and 87.5% of total revenues, excluding fuel surcharges, with remaining revenues, excluding fuel surcharges, being generated from brokerage and logistics services. For the three and six month period ended June 30, 2005, truckload services revenues, excluding fuel surcharges, represented 88.1% and 87.8% of total revenues, excluding fuel surcharges, with remaining revenues, excluding fuel surcharges, being generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three and six months ending June 30, 2006, approximately $13.7 million and $23.3 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the three and six months ending June 30, 2005 approximately $7.7 million and $13.8 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS - TRUCKLOAD SERVICES
The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	40.0	42.4	40.6	42.9
Fuel expense, net of fuel surcharge	16.0	16.3	16.1	16.1
Rent and purchased transportation	1.7	0.8	1.5	0.9
Depreciation and amortization	10.7	10.4	10.6	10.5
Operating supplies and expenses	8.4	7.7	7.9	7.9
Operating taxes and license	5.3	5.5	5.2	5.6
Insurance and claims	5.2	6.2	5.3	6.0
Communications and utilities	0.8	0.8	0.8	0.9
Other	1.2	1.6	1.4	1.6
(Gain) loss on sale or disposal of property	0.0	0.1	(0.1)	0.1
Total operating expenses	89.3	91.8	89.3	92.5
Operating income	10.7	8.2	10.7	7.5
Non-operating income	0.1	0.1	0.1	0.2
Interest expense	(0.4)	(0.6)	(0.4)	(0.6)
Income before income taxes	10.4	7.7	10.4	7.1

THREE MONTHS ENDED JUNE 30, 2006 VS. THREE MONTHS ENDED JUNE 30, 2005

For the quarter ended June 30, 2006, truckload services revenue, before fuel surcharges, increased 6.6% to $78.3 million as compared to $73.4 million for the quarter ended June 30, 2005. The increase was primarily due to a 9.6% increase in the average rate per total mile charged to customers from approximately $1.23 during the second quarter 2005 to approximately $1.34 during the second quarter of 2006. Partially offsetting the increase in revenue was a decrease in the total number of miles traveled from 59.9 million during the second quarter of 2005 to 58.3 million during the second quarter of 2006.

Salaries, wages and benefits decreased from 42.4% of revenues, before fuel surcharges, in the second quarter of 2005 to 40.0% of revenues, before fuel surcharges, during the second quarter of 2006. The decrease relates primarily to a decrease in driver lease expense, which is a component of salaries, wages and benefits, as the average number of owner operators under contract decreased from 70 during the second quarter of 2005 to 45 during the second quarter of 2006. The decrease associated with driver lease expense was partially offset by an increase in amounts paid to the corresponding company driver replacement, and in other costs normally absorbed by the owner operator such as repairs and fuel. Also contributing to the decrease was a decrease in the claims paid and estimated reserves under the Company’s self-insured group health benefits plan and the settlement of claims for amounts less than the estimated reserve under the Company’s self-insured workers’ compensation plan. Although to a lesser degree, the effect of higher revenues without a corresponding increase in those wages with fixed cost characteristics, such as general and administrative wages, also contributed to the decrease in salaries, wages and benefits as a percentage of revenues, before fuel surcharges.

Fuel expense decreased from 16.3% of revenues, before fuel surcharges, during the second quarter of 2005 to 16.0% of revenues, before fuel surcharges, during the second quarter of 2006. Fuel costs, net of fuel surcharges, increased from $11.9 million during the second quarter of 2005 to $12.6 million during the second quarter of 2006 primarily due to higher fuel prices. During periods of rising fuel prices the Company is often able to recoup at least a portion of the increase through fuel surcharges passed along to its customers. The Company collected approximately $7.5 million in fuel surcharges during the second quarter of 2005 and $13.4 million during the second quarter of 2006. Fuel costs were also affected by the replacement of owner operators with Company drivers as discussed above.

Rent and purchased transportation increased from 0.8% of revenues, before fuel surcharges, during the second quarter of 2005 to 1.7% of revenues, before fuel surcharges, during the second quarter of 2006. The increase relates to an increase in amounts paid to third party transportation companies for intermodal services.

Depreciation and amortization increased from 10.4% of revenues, before fuel surcharges, during the second quarter of 2005 to 10.7% of revenues, before fuel surcharges, during the second quarter of 2006. Depreciation expense increased from $7.6 million during the second quarter of 2005 to $8.4 million during the second quarter of 2006 primarily due to higher new tractor and trailer prices coupled with decreased residual trade-in values guaranteed by the manufacturer.

Operating supplies and expenses increased from 7.7% of revenues, before fuel surcharges, during the second quarter of 2005 to 8.4% of revenues, before fuel surcharges, during the second quarter of 2006. The increase relates to an increase in amounts paid to third party driver training schools and for tractor repairs expense. Tractor repairs expense increased in part as a result of the replacement of owner operators with Company drivers as discussed above.

Insurance and claims expense decreased from 6.2% of revenues, before fuel surcharges, during the second quarter of 2005 to 5.2% of revenues, before fuel surcharges, during the second quarter of 2006. The decrease was the result of renegotiations with one of the Company’s insurance providers to change the method of determining the Company’s auto liability insurance premiums. Previously, the Company’s auto liability premiums were determined using a specified rate per one hundred dollars of revenue including fuel surcharges. This method had the unintended consequence of penalizing the Company with increased insurance costs solely from passing higher fuel costs along to its customers in the form of fuel surcharges. The method of determining the Company’s auto liability premium is now based on the number of miles traveled instead of revenue generated.

Other expenses decreased from 1.6% of revenues, before fuel surcharges, during the second quarter of 2005 to 1.2% of revenues, before fuel surcharges, during the second quarter of 2006. The decrease relates primarily to an increase in the recovery of amounts previously written-off as uncollectible revenues.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 91.8% for the second quarter 2005 to 89.3% for the second quarter of 2006.

SIX MONTHS ENDED JUNE 30, 2006 VS. SIX MONTHS ENDED JUNE 30, 2005

For the first six months ended June 30, 2006, truckload services revenue, before fuel surcharges, increased 10.1% to $158.0 million as compared to $143.5 million for the first six months ended June 30, 2005. The increase was primarily due to an 11.0% increase in the average rate per total mile charged to customers from approximately $1.22 during the first six months 2005 to approximately $1.36 during the first six months of 2006. Partially offsetting the increase in revenue was a decrease in the total number of miles traveled from 117.4 million during the first six months of 2005 to 116.5 million during the first six months of 2006.

Salaries, wages and benefits decreased from 42.9% of revenues, before fuel surcharges, in the first six months of 2005 to 40.6% of revenues, before fuel surcharges, during the first six months of 2006. The decrease relates primarily to a decrease in driver lease expense, which is a component of salaries, wages and benefits, as the average number of owner operators under contract decreased from 72 during the first six months of 2005 to 47 during the first six months of 2006. The decrease associated with driver lease expense was partially offset by an increase in amounts paid to the corresponding company driver replacement, and in other costs normally absorbed by the owner operator such as repairs and fuel. Also contributing to the decrease was a decrease in the claims paid and estimated reserves under the Company’s self-insured group health benefits plan. Although to a lesser degree, the effect of higher revenues without a corresponding increase in those wages with fixed cost characteristics, such as general and administrative wages, also contributed to the decrease in salaries, wages and benefits as a percentage of revenues, before fuel surcharges. During January 2006 the Company implemented a driver pay increase ranging from $0.01 to $0.03 per mile depending on individual driver qualifications and management anticipates that salaries, wages and benefits will increase to the extent the Company is unable to pass the additional costs to customers in the form of rate increases.

Fuel expense as a percentage of revenues, before fuel surcharges, remained constant at 16.1% during both the first six months of 2005 and 2006, however, fuel costs, net of fuel surcharges, increased from $23.1 million during the first six months of 2005 to $25.5 million during the first six months of 2006 primarily due to higher fuel prices. During periods of rising fuel prices the Company is often able to recoup at least a portion of the increase through fuel surcharges passed along to its customers. The Company collected approximately $13.4 million in fuel surcharges during the first six months of 2005 and $22.7 million during the first six months of 2006. Fuel costs were also affected by the replacement of owner operators with Company drivers as discussed above.

Rent and purchased transportation increased from 0.9% of revenues, before fuel surcharges, during the first six months of 2005 to 1.5% of revenues, before fuel surcharges, during the first six months of 2006. The increase relates to an increase in amounts paid to third party transportation companies for intermodal services.

Depreciation and amortization increased from 10.5% of revenues, before fuel surcharges, during the first six months of 2005 to 10.6% of revenues, before fuel surcharges, during the first six months of 2006. Depreciation expense increased from $15.1 million during the first six months of 2005 to $16.8 million during the first six months of 2006 primarily due to higher new tractor and trailer prices coupled with decreased residual trade-in values guaranteed by the manufacturer, however as a percentage of revenues, before fuel surcharges, a decrease results from the interaction of increased revenues from an increased rate per mile charged to customers and the fixed cost nature of depreciation expense.

Insurance and claims expense decreased from 6.0% of revenues, before fuel surcharges, during the first six months of 2005 to 5.3% of revenues, before fuel surcharges, during the first six months of 2006. The decrease was the result of renegotiations with one of the Company’s insurance providers to change the method of determining the Company’s auto liability insurance premiums. Previously, the Company’s auto liability premiums were determined using a specified rate per one hundred dollars of revenue including fuel surcharges. This method had the unintended consequence of penalizing the Company with increased insurance costs solely from passing higher fuel costs along to its customers in the form of fuel surcharges. The method of determining the Company’s auto liability premium is now based on the number of miles traveled instead of revenue generated.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 92.5% for the first six months 2005 to 89.3% for the first six months of 2006.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	4.6	5.3	4.7	5.1
Fuel expense, net of fuel surcharge	0.0	0.0	0.0	0.0
Rent and purchased transportation	88.1	87.4	88.6	87.8
Depreciation and amortization	0.0	0.3	0.0	0.3
Operating supplies and expenses	0.0	0.0	0.0	0.0
Operating taxes and license	0.0	0.0	0.0	0.0
Insurance and claims	0.1	0.1	0.1	0.1
Communications and utilities	0.2	0.3	0.3	0.4
Other	1.5	1.5	1.5	1.6
(Gain) loss on sale or disposal of property	0.0	0.0	0.0	0.0
Total operating expenses	94.5	94.9	95.2	95.3
Operating income	5.5	5.1	4.8	4.7
Non-operating income	0.0	0.0	0.0	0.0
Interest expense	(0.4)	(0.6)	(0.4)	(0.6)
Income before income taxes	5.1	4.5	4.4	4.1

THREE MONTHS ENDED JUNE 30, 2006 VS. THREE MONTHS ENDED JUNE 30, 2005

For the quarter ended June 30, 2006, logistics and brokerage services revenue, before fuel surcharges, increased 15.5% to $11.4 million as compared to $9.9 million for the quarter ended June 30, 2005. The increase was primarily the result of rate increases, and to a lesser extent, an increase in the number of loads brokered.

Rent and purchased transportation increased from 87.4% of revenues, before fuel surcharges, during the second quarter of 2005 to 88.1% of revenues, before fuel surcharges during the second quarter of 2006. The increase relates to an increase in amounts charged by third party logistics and brokerage service providers primarily as a result of higher fuel costs.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 94.9% for the second quarter 2005 to 94.5% for the second quarter of 2006.

SIX MONTHS ENDED JUNE 30, 2006 VS. SIX MONTHS ENDED JUNE 30, 2005

For the first six months ended June 30, 2006, logistics and brokerage services revenue, before fuel surcharges, increased 13.3% to $22.6 million as compared to $19.9 million for the first six months ended June 30, 2005. The increase was primarily the result of rate increases, and to a lesser extent, an increase in the number of loads brokered.

Rent and purchased transportation increased from 87.8% of revenues, before fuel surcharges, during the first six months of 2005 to 88.6% of revenues, before fuel surcharges during the first six months of 2006. The increase relates to an increase in amounts charged by third party logistics and brokerage service providers primarily as a result of higher fuel costs.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 95.3% for the first six months of 2005 to 95.2% for the first six months of 2006.

RESULTS OF OPERATIONS - COMBINED SERVICES

THREE MONTHS ENDED JUNE 30, 2006 VS. THREE MONTHS ENDED JUNE 30, 2005

Net income for all divisions was $5.2 million, or 5.8% of revenues, before fuel surcharge for the second quarter of 2006 as compared to $3.7 million or 4.4% of revenues, before fuel surcharge for the second quarter of 2005. The increase in net income combined with the effect of treasury stock repurchases resulted in an increase in diluted earnings per share to $0.51 for the second quarter of 2006 compared to $0.33 for the second quarter of 2005.

SIX MONTHS ENDED JUNE 30, 2006 VS. SIX MONTHS ENDED JUNE 30, 2005

Net income for all divisions was $10.4 million, or 5.8% of revenues, before fuel surcharge for the first six months of 2006 as compared to $6.6 million or 4.0% of revenues, before fuel surcharge for the first six months of 2005. The increase in net income combined with the effect of treasury stock repurchases resulted in an increase in diluted earnings per share to $1.01 for the first six months of 2006 compared to $0.59 for the first six months of 2005.

LIQUIDITY AND CAPITAL RESOURCES
The growth of our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our lines of credit.

During the first six months of 2006, we generated $33.0 million in cash from operating activities. Investing activities used $13.9 million in cash in the first six months of 2006. Financing activities used $18.8 million in cash in the first six months of 2006.

Our primary use of funds is for the purchase of revenue equipment. We typically use our existing lines of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations, to finance capital expenditures and repay long-term debt. During the first six months of 2006, we utilized cash on hand and our lines of credit to finance revenue equipment purchases of approximately $20.7 million.

Occasionally we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 48 months, however as of June 30, 2006, we had no outstanding indebtedness under such installment notes.

In order to maintain our tractor and trailer fleet count it is often necessary to purchase replacement units and place them in service before trade units are removed from service. The timing difference created during this process often requires the Company to pay for new units without any reduction in price for trade units. In this situation, the Company later receives payment for the trade units as they are delivered to the equipment vendor and have passed vendor inspection. During the six months ended June 30, 2006, the Company received approximately $5.8 million for tractors delivered for trade and expects to receive approximately $7.8 million during the remainder of the year.

During the remainder of the year, we expect to purchase approximately 235 new tractors and approximately 450 trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $22.1 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

We maintain a $20.0 million revolving line of credit and a $30.0 million revolving line of credit (Line A and Line B, respectively) with separate financial institutions. Amounts outstanding under Line A bear interest at LIBOR (determined as of the first day of each month) plus 1.40% (6.51% at June 30, 2006), are secured by our accounts receivable and mature on May 31, 2007, however the Company has the intent and ability to extend the terms of this line of credit for an additional one year period until May 31, 2008. At June 30, 2006 outstanding advances on line A were approximately $7.4 million, including $310,000 in letters of credit, with availability to borrow $12.6 million. Amounts outstanding under Line B bear interest at LIBOR (determined on the last day of the previous month) plus 1.15% (6.29% at June 30, 2006), are secured by revenue equipment and mature on June 30, 2007, however the Company has the intent and ability to extend the terms of this line of credit for an additional one year period until June 30, 2008. At June 30, 2006, $18.1 million, including $5.6 million in letters of credit were outstanding under Line B with availability to borrow $11.9 million.

Trade accounts receivable at June 30, 2006 increased approximately $5.3 million as compared to December 31, 2005. The increase resulted from a general increase in revenues which flow through our accounts receivable account.

Prepaid expenses and deposits at June 30, 2006 decreased approximately $6.2 million as compared to December 31, 2005. The decrease reflects the amortization of prepaid tractor and trailer license fees and auto liability insurance premiums. In December 2005 approximately $2.8 million of the 2006 license fees and approximately $3.0 million of the 2006 auto liability insurance premiums were paid in advance. These prepaid expenses will be amortized to expense through the remainder of the year.

Accounts payable at June 30, 2006 increased approximately $3.6 million as compared to December 31, 2005. Approximately $1.3 million of the increase is related to an increase in amounts payable to vendors for tractors received by the Company before the end of the period for which payment was not due until the next period. The net increase also reflects an increase of approximately $1.0 million in amounts accrued for third party commissions and approximately $1.4 million in amounts accrued under employee bonus plans.

Accrued expenses and other liabilities at June 30, 2006 increased approximately $2.2 million as compared to December 31, 2005. The increase is primarily related to an increase in amounts accrued at the end of the period for employee wages and benefits which can vary significantly throughout the year depending on many factors, including the timing of actual date employees are paid in relation to the last day of the reporting period.

Long-term debt at June 30, 2006 decreased approximately $17.8 million as compared to December 31, 2005. The decrease is primarily related to a decrease in the balance due on the Company’s lines of credit at June 30, 2006 as compared to December 31, 2005. During the first six months of 2006 the Company repaid approximately $17.6 million more than it borrowed under its lines of credit using idle cash and cash generated from operating activities.

NEW ACCOUNTING PRONOUNCEMENTS
See Note B to the condensed consolidated financial statements for a description of the most recent accounting pronouncements and their impact, if any, on the Company.

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

Equity Price Risk
We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities increased to $11.9 million at June 30, 2006 from $11.0 million at December 31, 2005. The increase reflects additional purchases of approximately $227,000 during the first six months of 2006 and an increase in the fair market value of approximately $657,000 during the first six months of 2006. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.2 million. For additional information with respect to the marketable equity securities, see Note C to our consolidated financial statements.

Interest Rate Risk
Our two lines of credit each bear interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are effected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the lines of credit. In an effort to manage the risks associated with changing interest rates, we entered into interest rate swap agreements effective February 28, 2001 and May 31, 2001, on notional amounts of $15,000,000 and $5,000,000, respectively. The “pay fixed rates” under the $15,000,000 and $5,000,000 swap agreements are 5.08% and 4.83%, respectively. The “receive floating rate” for both swap agreements was “1-month” LIBOR. The interest rate swap agreement on the notional amount of $15,000,000 terminated on March 2, 2006 while the interest rate swap agreement on the notional amount of $5,000,000 terminated on June 2, 2006. Assuming $20.0 million of variable rate debt was outstanding under Line “A” and not covered by a hedge agreement for a full fiscal year, a hypothetical 100 basis point increase in LIBOR would result in approximately $200,000 of additional interest expense

Commodity Price Risk
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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management evaluated, with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006. Based upon that evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2006 so that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls over financial reporting. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on May 24, 2006. The matters voted on at the meeting and the votes cast with respect to each matter were as follows:
		Votes	Votes	Broker
		FOR	WITHHELD	NON-VOTES

(1)	Proposal to increase the size of the Board of Directors from eight members to nine members	9,886,188	117,512	0

(2)	Proposal to elect nine directors:
	Frederick P. Calderone	9,176,533	827,167	0
	Frank L. Conner	9,933,683	70,017	0
	Thomas H. Cooke	9,888,632	115,068	0
	Manual J. Moroun	9,158,770	844,930	0
	Matthew T. Moroun	9,103,122	900,578	0
	Daniel C. Sullivan	9,886,768	116,932	0
	Robert W. Weaver	9,149,130	854,570	0
	Charles F. Wilkins	9,933,483	70,217	0
	Christopher L. Ellis	9,798,785	204,915	0

(3)	Proposal to amend the Bylaws to authorize the Board of Directors, in addition to the stockholders, to establish the number of directors that constitute the full Board of Directors	8,193,253	1,810,447	0

(4)	Proposal to approve the 2006 Stock Option Plan	8,932,454	165,876	905,370

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K:
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002)
3.2	Amended and Restated By-Laws of the Registrant
10.1
2006 Stock Option Plan (incorporated by reference to Appendix B of the Company’s proxy statement for its May 24, 2006 annual meeting of stockholders that was filed with the Securities and Exchange Commission on April 19, 2006)

10.2	Executive Incentive Plan
10.3
Non-Qualified Stock Option Agreement for Non-Employee Director stock options that are granted under the 2006 Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on May 31, 2006)

10.4	Employment Agreement dated July 10, 2006 between the Registrant and Robert W. Weaver (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on July 28, 2006)
10.5	Employment Agreement dated June 1, 2006 between the Registrant and W. Clif Lawson (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on July 28, 2006)
10.6	Employment Agreement dated June 1, 2006 between the Registrant and Larry J. Goddard (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on July 28, 2006)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: August 3, 2006	By: /s/ Robert W. Weaver
Robert W. Weaver
President and Chief Executive Officer
(principal executive officer)

Dated: August 3, 2006	By: /s/ Larry J. Goddard
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
10.1
2006 Stock Option Plan (incorporated by reference to Appendix B of the Company’s proxy statement for its May 24, 2006 annual meeting of stockholders that was filed with the Securities and Exchange Commission on April 19, 2006)

10.2	Executive Incentive Plan
10.3
Non-Qualified Stock Option Agreement for Non-Employee Director stock options that are granted under the 2006 Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on May 31, 2006)

10.4	Employment Agreement dated July 10, 2006 between the Registrant and Robert W. Weaver (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on July 28, 2006)
10.5	Employment Agreement dated June 1, 2006 between the Registrant and W. Clif Lawson (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on July 28, 2006)
10.6	Employment Agreement dated June 1, 2006 between the Registrant and Larry J. Goddard (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on July 28, 2006)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer