Form 10-K
period 2006-12-31
PAM TRANSPORTATION SERVICES INC
filed 2007-03-15
CIK 798287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006
or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-15057

P.A.M. TRANSPORTATION SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	71-0633135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

297 West Henri De Tonti Blvd, Tontitown, Arkansas 72770
(Address of principal executive offices) (Zip Code)

 (479) 361-9111
Registrant's telephone number, including area code

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐	No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐	No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant computed by reference to the average of the closing bid and asked prices of the common stock as of the last business day of the registrant's most recently completed second quarter was $130,771,476. Solely for the purposes of this response, executive officers, directors and beneficial owners of more than five percent of the registrant’s common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the issuer’s common stock, as of March 5, 2007: 10,307,607 shares of $.01 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2007 are incorporated by reference in answer to Part III of this report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in Part I, Item 1.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements, including statements about our operating and growth strategies, our expected financial position and operating results, industry trends, our capital expenditure and financing plans and similar matters. Such forward-looking statements are found throughout this Report, including under Item 1, Business, Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk. In those and other portions of this Report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “project” and similar expressions, as they relate to us, our management, and our industry are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions about P.A.M. that may cause actual results to differ from these forward-looking statements are described under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.”

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

P.A.M. TRANSPORTATION SERVICES, INC.
FORM 10-K
For the fiscal year ended December 31, 2006

PART I

Item 1. Business.

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “P.A.M.,” the “Company,” “we,” “our,” or “us” mean P.A.M. Transportation Services, Inc. and its subsidiaries.

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

In order to conform to industry practice, the Company began to classify fuel surcharges charged to customers as revenue rather than as a reduction of operating supplies expense as had been presented in reports prior to the period ended June 30, 2004. During 2006, the Company began to separately display as a line item “Fuel expense” for amounts paid for fuel which previously had been aggregated with other operating supplies and included in the line item “Operating supplies”. These reclassifications have had no effect on operating income, net income or earnings per share. The Company has made corresponding reclassifications to comparative periods shown.

Segment Financial Information

The Company's operations are all in the motor carrier segment and are aggregated into a single operating segment in accordance with the aggregation criteria presented in SFAS 131.

Operations

Our operations can generally be classified into truckload services or brokerage and logistics services. Truckload services include those transportation services in which we utilize company owned tractors or owner-operator owned tractors for the pickup and delivery of freight. The brokerage and logistics services consists of services such as transportation scheduling, routing, mode selection, transloading and other value added services related to the transportation of freight which may or may not involve the usage of company owned or owner-operator owned equipment. Both our truckload operations and our brokerage and logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. Truckload services operating revenues, before fuel surcharges represented 87.8%, 88.0%, and 86.4% of total operating revenues for the years ended December 31, 2006, 2005, and 2004, respectively. The remaining operating revenues, before fuel surcharge for the same periods were generated by brokerage and logistics services, representing 12.2%, 12.0%, and 13.6%, respectively. Approximately 99% of the Company's revenues are generated by operations conducted in the United States and all of the Company's assets are located or based in the United States.

Business and Growth Strategy

Our strategy focuses on the following elements:

Maintaining Dedicated Fleets in High Density Lanes. We strive to maximize utilization and increase revenue per tractor while minimizing our time and empty miles between loads. In this regard, we seek to provide dedicated equipment to our customers where possible and to concentrate our equipment in defined regions and disciplined traffic lanes. Dedicated fleets in high density lanes enable us to:

· maintain more consistent equipment capacity;

· provide a high level of service to our customers, including time-sensitive delivery schedules;

· attract and retain drivers; and

· maintain a sound safety record as drivers travel familiar routes.

Providing Superior and Flexible Customer Service. Our wide range of services includes dedicated fleet services, logistics services, “just-in-time” delivery, two-man driving teams, cross-docking and consolidation programs, specialized trailers, and Internet-based customer access to delivery status. These services, combined with a decentralized regional operating strategy, allow us to quickly and reliably respond to the diverse needs of our customers, and provide an advantage in securing new business. We also maintain ISO 9002 certification to ensure that we operate in accordance with approved quality assurance standards.

Many of our customers depend on us to make delivery on a “just-in-time” basis, meaning that parts or raw materials are scheduled for delivery as they are needed on the manufacturer’s production line. The need for this service is a product of modern manufacturing and assembly methods that are designed to drastically decrease inventory levels and handling costs. Such requirements place a premium on the freight carrier’s delivery performance and reliability.

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

Industry

The U.S. market for truck-based transportation services is estimated to be approximately $600 billion in annual revenue. The truckload industry is highly fragmented and is impacted by several economic and business factors, many of which are beyond the control of individual carriers. The state of the economy, coupled with equipment capacity levels, can impact freight rates. Volatility of various operating expenses, such as fuel and insurance, make the predictability of profit levels unclear. Availability, attraction, retention and compensation for drivers affect operating costs, as well as equipment utilization. In addition, the capital requirements for equipment, coupled with potential uncertainty of used equipment values, impact the ability of many carriers to expand their operations. The current operating environment is characterized by the following:

· Price increases by tractor and trailer equipment manufacturers, rising fuel costs, and intense competition for drivers.

· In the last few years, many less profitable or undercapitalized carriers have been forced to consolidate or to exit the industry.

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

Marketing and Significant Customers

Our marketing emphasis is directed to that portion of the truckload market which is generally service-sensitive, as opposed to being solely price competitive. We seek to become a “core carrier” for our customers in order to maintain high utilization and capitalize on recurring revenue opportunities. Our marketing efforts are diversified and designed to gain access to dedicated fleet services (including those in Mexico and Canada), domestic regional freight traffic, and cross-docking and consolidation programs.

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

Our five largest customers, for which we provide carrier services covering a number of geographic locations, accounted for approximately 59%, 57% and 62% of our total revenues in 2006, 2005 and 2004, respectively. General Motors Corporation accounted for approximately 41%, 39% and 44% of our revenues in 2006, 2005 and 2004, respectively.

We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. Approximately 52%, 52% and 56% of our revenues were derived from transportation services provided to the automobile industry during 2006, 2005 and 2004, respectively. This portion of our business, however, is spread over 19 assembly plants and over 60 suppliers/vendors located throughout North America, which we believe reduces the risk of a material loss of business.

Revenue Equipment

At December 31, 2006, we operated a fleet of 1,998 tractors and 4,540 trailers. We operate late-model, well-maintained premium tractors to help attract and retain drivers, promote safe operations, minimize maintenance and repair costs, and improve customer service by minimizing service interruptions caused by breakdowns. We evaluate our equipment decisions based on factors such as initial cost, useful life, warranty terms, expected maintenance costs, fuel economy, driver comfort, customer needs, manufacturer support, and resale value. Our current policy is to replace most of our tractors at 500,000 miles, which normally occurs 30 to 48 months after purchase.

We historically have contracted with owner-operators to provide and operate a small portion of our tractor fleet. Owner-operators provide their own tractors and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. We believe that a combined fleet complements our recruiting efforts and offers greater flexibility in responding to fluctuations in shipper demand. At December 31, 2006 the Company's tractor fleet included 49 owner-operator tractors.

During 1999, the U.S. Environmental Protection Agency (“EPA”) proposed a three-phase strategy to reduce engine emissions from heavy-duty vehicles through a combination of advanced emissions control technologies and diesel fuel with a reduced sulfur content. Each phase and its effect on the Company’s operations, if known, are described below.

The first phase mandated new engine emission standards for all model year 2004 heavy-duty trucks, however, through agreements with heavy-duty diesel engine manufacturers, the effective date was accelerated to October 1, 2002. Therefore, effective October 1, 2002, all newly manufactured truck engines had to comply with the new engine emission standards. All truck engines manufactured prior to October 1, 2002 were not subject to these new standards. As of December 31, 2006, substantially all of our Company-owned truck fleet consisted of trucks with engines that comply with these emission standards. The Company has experienced a reduction in fuel efficiency and increased depreciation expense due to the higher cost of tractors with these new engines.

In the second phase, effective January 1, 2007, the EPA mandated a new set of more stringent emissions standards for vehicles powered by diesel fuel engines manufactured in 2007 through 2009. These new engines have been designed for and require the use of a more costly type of fuel known as ultra-low-sulfur-diesel (“ULSD”) which, according to EPA estimates, will cost from $.04 to $.05 more per gallon due to increased refining costs. The EPA has also mandated that refiners and importers nationwide must ensure that at least 80% of the volume of the highway diesel fuel they produce or import is ULSD-compliant by June 1, 2006, however, the EPA does not require service stations and truck stops to sell ULSD fuel. Therefore, it is possible that ULSD fuel might not be available in a particular area in which the Company operates. The Company’s current tractor fleet can be fueled with either ULSD or low-sulfur diesel (“LSD”) but future purchases of tractors which contain 2007 or later diesel engines will require the use of ULSD fuel which may result in lower fuel economy as the process that removes sulfur can also reduce the energy content of the fuel. During 2007, the Company expects to take delivery of its remaining 2006 tractor orders of approximately 350 tractors which will contain the 2006 diesel engines and does not expect to purchase tractors with the 2007 diesel engines until the second half of 2007. Compared to our current tractor fleet, we expect that tractors powered by the 2007 diesel engines will have an increased purchase price of approximately 10% and as a result, we expect that depreciation expense will increase as we replace older tractors with tractors powered by the 2007 diesel engines. We also expect that these engines will result in higher maintenance costs and be less fuel efficient. To the extent we are unable to offset these anticipated increased costs with rate increases charged to customers or offsetting cost savings in other areas, our results of operations would be adversely affected.

During the third phase, effective in 2010, final emission standards become effective and LSD fuel will no longer be available for highway use. The EPA requires that by June 1, 2010 all diesel fuel imported or produced must be ULSD-compliant as it phases out low-sulfur-diesel fuel availability by December 1, 2010 when all highway diesel fuel must be ULSD fuel. We are unable at this time to determine the increase in acquisition and operating costs of the final 2010 EPA-compliant engines but we expect that the engines produced under the final standards will be less fuel-efficient and have higher acquisition and maintenance costs than either the 2002 or 2007 engines.

Technology

We have installed Qualcomm Omnitracs™ display units in all of our tractors. The Omnitracs system is a satellite-based global positioning and communications system that allows fleet managers to communicate directly with drivers. Drivers can provide location status and updates directly to our computer which increases productivity and convenience. The Omnitracs system provides us with accurate estimated time of arrival information, which optimizes load selection and service levels to our customers. In order to optimize our tractor-to-trailer ratio, we have also installed Qualcomm TrailerTracs™ tracking units in all of our trailers. The TrailerTracs system is a trailer tracking product that enables us to more efficiently track the location of trailers in our inventory. During 2006, the Company began replacing its current tethered TrailerTracs units, which were unable to transmit data unless connected to Qualcomm-equipped tractors, with more advanced untethered TrailerTracs units which are able to operate and transmit data independent of a tractor connection. At December 31, 2006, approximately one-half of the Company’s trailer fleet has been fitted with these new untethered devices and the Company intends to install these new devices on its remaining trailer fleet during 2007.

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

Employees

At December 31, 2006, we employed 3,062 persons, of whom 2,550 were drivers, 136 were maintenance personnel, 224 were employed in operations, 17 were employed in marketing, 66 were employed in safety and personnel, and 69 were employed in general administration and accounting. None of our employees are represented by a collective bargaining unit and we believe that our employee relations are good.

Drivers

At December 31, 2006, we utilized 2,550 company drivers in our operations. We also had 49 owner-operators under contract compensated on a per mile basis. Our drivers are compensated on the basis of miles driven, loading and unloading, extra stops and layovers in transit. Drivers can earn bonuses by recruiting other qualified drivers who become employed by us and both cash and non-cash prizes are awarded for consecutive periods of safe, accident-free driving. All of our drivers are recruited, screened, drug tested and trained and are subject to the control and supervision of our operations and safety departments. Our driver training program stresses the importance of safety and reliable, on-time delivery. Drivers are required to report to their driver managers daily and at the earliest possible moment when any condition en route occurs that might delay their scheduled delivery time.

In addition to strict application screening and drug testing, before being permitted to operate a vehicle our drivers must undergo classroom instruction on our policies and procedures, safety techniques as taught by the Smith System of Defensive Driving, the proper operation of equipment, and must pass both written and road tests. Instruction in defensive driving and safety techniques continues after hiring, with seminars at several of our terminals. At December 31, 2006, we employed 66 persons on a full-time basis in our driver recruiting, training and safety instruction programs.

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

Executive Officers of the Registrant

Our executive officers are as follows:
Name	Age	Position with Company	Years of Service With P.A.M.
Robert W. Weaver	57	President and Chief Executive Officer	24
W. Clif Lawson	53	Executive Vice President and Chief Operating Officer	22
Larry J. Goddard	48	Vice President - Finance, Chief Financial Officer, Secretary and Treasurer	19

Each of our executive officers has held his present position with the Company for at least the last five years. The Company has entered into an employment agreement with Robert W. Weaver that expires on July 10, 2009. The Company has the option to extend the employment agreement for two consecutive years following the July 10, 2009 expiration date for an additional one year at a time. The Company has also entered into employment agreements with both W. Clif Lawson and Larry J. Goddard which each expire on June 1, 2010. The Company has the option to extend these employment agreements for one additional year following the June 1, 2010 expiration date.

Internet Web Site

The Company maintains a web site where additional information concerning its business can be found. The address of that web site is www.pamt.com. The Company makes available free of charge on its Internet web site its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission.

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

Regulation

We are a common and contract motor carrier regulated by various federal and state agencies. We are subject to safety requirements prescribed by the U.S. Department of Transportation (“DOT”). Such matters as weight and dimension of equipment are also subject to federal and state regulations. All of our drivers are required to obtain national driver’s licenses pursuant to the regulations promulgated by the DOT. Also, DOT regulations impose mandatory drug and alcohol testing of drivers. We believe that we are in compliance in all material respects with applicable regulatory requirements relating to our trucking business and operate with a “satisfactory” rating (the highest of three grading categories) from the DOT.

Our motor carrier operations are also subject to environmental laws and regulations, including laws and regulations dealing with underground fuel storage tanks, the transportation of hazardous materials and other environmental matters, and our operations involve certain inherent environmental risks. We maintain four bulk fuel storage and fuel islands. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We have instituted programs to monitor and control environmental risks and assure compliance with applicable environmental laws. As part of our safety and risk management program, we periodically perform internal environmental reviews so that we can achieve environmental compliance and avoid environmental risk. We transport a minimum amount of environmentally hazardous substances and, to date, have experienced no significant claims for hazardous materials shipments. If we should fail to comply with applicable regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

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

In addition to environmental regulations directly affecting our business, we are also subject to the effects of new tractor engine design requirements implemented by the EPA. See "Revenue Equipment", above.

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

We are also affected by recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries, such as the automotive industry, where we have a significant concentration of customers. Economic conditions may adversely affect our customers and their ability to pay for our services.

We operate in a highly competitive and fragmented industry, and our business may suffer if we are unable to adequately address downward pricing pressures and other factors that may adversely affect our ability to compete with other carriers.

Numerous competitive factors could impair our ability to maintain our current profitability. These factors include, but are not limited to, the following:

· we compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers and railroads, some of which have more equipment and greater capital resources than we do;

· some of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates, maintain our margins or maintain significant growth in our business;

· many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved service providers, and in some instances we may not be selected;

· many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some of our business to competitors;

· the trend toward consolidation in the trucking industry may create other large carriers with greater financial resources and other competitive advantages relating to their size and with whom we may have difficulty competing;

· advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments;

· competition from Internet-based and other logistics and freight brokerage companies may adversely affect our customer relationships and freight rates; and

· economies of scale that may be passed on to smaller carriers by procurement aggregation providers may improve their ability to compete with us.

We are highly dependent on our major customers, the loss of one or more of which could have a material adverse effect on our business.

A significant portion of our revenue is generated from our major customers. For 2006, our top five customers, based on revenue, accounted for approximately 59% of our revenue, and our largest customer, General Motors Corporation, accounted for approximately 41% of our revenue. We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. As a result, concentration of our business within the automobile industry is greater than the concentration in a single customer. Approximately 52% of our revenues for 2006 were derived from transportation services provided to the automobile industry.

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

Integrating businesses we acquire may involve unanticipated delays, costs or other operational or financial problems. Successful integration of the businesses we acquire depends on a number of factors, including our ability to transition acquired companies to our management information systems. In integrating businesses we acquire, we may not achieve expected economies of scale or profitability or realize sufficient revenues to justify our investment. We also face the risk that an unexpected problem at one of the companies we acquire will require substantial time and attention from senior management, diverting management’s attention from other aspects of our business. We cannot be certain that our management and operational controls will be able to support us as we grow.

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

We are subject to various environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks, and discharge and retention of stormwater. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination could occur. We also maintain bulk fuel storage and fuel islands at four of our facilities. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, it could have a materially adverse effect on our business and operating results. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a material adverse effect on our business.

The U.S. Department of Transportation and various state agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety, and financial reporting. We may also become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours in service, and ergonomics. Compliance with such regulations could substantially impair equipment productivity and increase our operating expenses.

The EPA adopted new emissions control regulations, which require progressive reductions in exhaust emissions from diesel engines through 2010, for engines manufactured in October 2002 and thereafter. In part to offset the costs of compliance with the new EPA engine design requirements, some manufacturers have significantly increased new equipment prices and eliminated or sharply reduced the price of repurchase or trade-in commitments. If new equipment prices were to increase, or if the price of repurchase commitments by equipment manufacturers were to decrease, more than anticipated, we may be required to increase our depreciation and financing costs and/or retain some of our equipment longer, with a resulting increase in maintenance expenses. To the extent we are unable to offset any such increases in expenses with rate increases or cost savings, our results of operations would be adversely affected. If our fuel or maintenance expenses were to increase as a result of our use of the new, EPA-compliant engines, and we are unable to offset such increases with fuel surcharges or higher freight rates, our results of operations would be adversely affected. Further, our business and operations could be adversely impacted if we experience problems with the reliability of the new engines. We began operating tractors with engines meeting the EPA guidelines during 2003. Although we have not experienced any significant reliability issues with these engines to date, the expenses associated with the tractors containing these engines have been slightly elevated, primarily as a result of lower fuel efficiency and higher depreciation.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices and primary terminal facilities, which we own, are located in Tontitown, Arkansas. These facilities are located on approximately 49.3 acres and consist of 114,403 square feet of office space and maintenance and storage facilities.

Our subsidiaries lease facilities in Jacksonville, Florida; Breese and Effingham, Illinois; Parsippany and Paulsboro, New Jersey; North Jackson, Ohio; Oklahoma City, Oklahoma; and Laredo and El Paso, Texas. Our terminal facilities in Columbia, Mississippi; Irving, Texas; North Little Rock, Arkansas; and Willard, Ohio are owned. The leased facilities are leased primarily on contractual terms ranging from one to five years. The following provides a summary of the ownership and types of activities conducted at each location:

Location	Own/ Lease	Dispatch Office	Maintenance Facility	Safety Training
Tontitown, Arkansas	Own	Yes	Yes	Yes
North Little Rock, Arkansas	Own	Yes	Yes	No
Jacksonville, Florida	Lease	Yes	Yes	Yes
Breese, Illinois	Lease	Yes	No	No
Effingham, Illinois	Lease	No	Yes	No
Columbia, Mississippi	Own	No	No	No
Parsippany, New Jersey	Lease	Yes	Yes	Yes
Paulsboro, New Jersey	Lease	Yes	No	No
North Jackson, Ohio	Lease	Yes	Yes	Yes
Willard, Ohio	Own	Yes	Yes	Yes
Oklahoma City, Oklahoma	Lease	Yes	Yes	Yes
El Paso, Texas	Lease	Yes	Yes	No
Irving, Texas	Own	Yes	Yes	Yes
Laredo, Texas	Lease	Yes	Yes	No

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter ended December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Market under the symbol PTSI. The following table sets forth, for the quarters indicated, the range of the high and low sales prices per share for our common stock as reported on the NASDAQ Global Market.

Calendar Year Ended December 31, 2006
	High	Low
First Quarter	$25.18	$17.51
Second Quarter	28.96	23.24
Third Quarter	31.50	23.78
Fourth Quarter	26.68	20.90

Calendar Year Ended December 31, 2005
	High	Low
First Quarter	$19.49	$16.47
Second Quarter	17.35	13.43
Third Quarter	17.90	15.71
Fourth Quarter	18.85	15.16

As of March 5, 2007, there were approximately 178 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock for the two most recent fiscal years. The policy of our Board of Directors is to retain earnings for the expansion and development of our business and the payment of our debt service obligations. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

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

On April 11, 2005, the Company announced that the Board of Directors had authorized the Company to repurchase up to 600,000 shares of its common stock during the six month period ending October 11, 2005. These 600,000 shares were all repurchased by September 30, 2005. On September 6, 2005, the Company announced that its Board of Directors had authorized the Company to extend the stock repurchase program until September 6, 2006 and to include up to an additional 900,000 shares of its common stock. The Company repurchased 458,600 shares of these additional shares prior to the September 6, 2006 program expiration date. There were no repurchases during the fourth quarter of 2006.

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for a presentation of compensation plans under which equity securities of the Company are authorized for issuance.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of the CRSP Total Return Index for the Nasdaq Stock Market (U.S. companies) and the CRSP Total Return Index for the Nasdaq Trucking and Transportation Stocks for the period of five years commencing December 31, 2001 and ending December 31, 2006. The graph assumes that the value of the investment in our common stock and in each index was $100 on December 31, 2001 and that all dividends were reinvested.

Item 6. Selected Financial Data.

The following selected financial and operating data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except earnings per share amounts)
Statement of Operations Data:
Operating revenues:
Operating revenues, before fuel surcharge	$351,373	$326,353	$309,475	$293,547	$264,012
Fuel surcharge (1)	48,896	34,527	15,591	7,491	2,042
Total operating revenues	400,269	360,880	325,066	301,038	266,054

Operating expenses:
Salaries, wages and benefits	127,539	122,005	119,519	119,350	115,432
Fuel expense (2)	97,286	81,017	55,645	42,883	35,103
Rent and purchased transportation	43,844	39,074	38,938	35,287	9,780
Depreciation and amortization	33,929	31,376	30,016	26,601	24,715
Operating supplies (1)(2)	25,682	23,114	21,718	20,358	18,100
Operating taxes and licenses	16,421	15,776	15,488	14,710	13,467
Insurance and claims	16,389	15,992	15,820	13,500	12,786
Communications and utilities	2,642	2,648	2,690	2,540	2,284
Other	5,426	6,205	5,131	4,755	4,620
Loss on sale or disposal of property	47	147	915	368	127
Total operating expenses	369,205	337,354	305,880	280,352	236,414
Operating income	31,064	23,526	19,186	20,686	29,640
Non-operating income	448	477	464	276	-
Interest expense	(1,475)	(1,881)	(1,758)	(1,667)	(1,985)
Income before income taxes	30,037	22,122	17,892	19,295	27,655
Income taxes	12,073	8,983	7,304	7,805	11,062
Net income	$17,964	$13,139	$10,588	$11,490	$16,593
Earnings per common share:
Basic	$1.74	$1.20	$0.94	$1.02	$1.56
Diluted	$1.74	$1.20	$0.94	$1.01	$1.55
Average common shares outstanding - Basic	10,296	10,966	11,298	11,291	10,669
Average common shares outstanding - Diluted(3)	10,302	10,976	11,324	11,326	10,715
__________
(1)
In order to conform to industry practice, during 2004 the Company began to classify fuel surcharges charged to customers as revenue rather than as a reduction of operating supplies expense. This reclassification has no effect on net operating income, net income or earnings per share. The Company has made corresponding reclassifications to comparative periods shown.

(2)
Because of the increased impact of fuel costs on the Company’s results of operations in recent years, during 2006 the Company began to separately display as a line item “Fuel expense” for amounts paid for fuel which had previously been aggregated with other operating supplies and included in the line item “Operating supplies”. This reclassification has no effect on net operating income, net income or earnings per share. The Company has made corresponding reclassifications to comparative periods shown.

(3)
Diluted income per share for 2006, 2005, 2004, 2003 and 2002 assumes the exercise of stock options to purchase an aggregate of 55,738, 22,297, 62,224, 77,758 and 87,984 shares of common stock, respectively.

	At December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:	(in thousands)
Total assets	$314,246	$293,441	$285,349	$264,849	$228,320
Long-term debt, excluding current portion	21,205	39,693	23,225	26,740	20,175
Stockholders' equity	185,028	164,762	168,543	156,875	144,452

	Year Ended December 31,
	2006	2005	2004	2003	2002
Operating Data:
Operating ratio (1)	91.2%	92.8%	93.8%	92.9%	88.7%
Average number of truckloads per week	7,200	6,946	7,278	7,105	6,463
Average miles per trip	659	680	664	701	755
Total miles traveled (in thousands)	229,810	228,624	235,894	242,890	238,256
Average miles per tractor	123,156	125,479	127,124	131,934	136,772
Average revenue, before fuel surcharge per tractor per day	$778	$740	$684	$653	$621
Average revenue, before fuel surcharge per loaded mile	$1.43	$1.33	$1.19	$1.13	$1.15
Empty mile factor	5.9%	5.5%	4.7%	4.5%	4.0%

At end of period:
Total company-owned/leased tractors	1,998(2)	1,792(3)	1,857(4)	1,913(5)	1,781(6)
Average age of tractors (in years)	1.55	1.43	1.70	1.94	2.12
Total trailers	4,540	4,406	4,257	4,175	3,973
Average age of trailers (in years)	4.16	3.92	4.69	5.15	5.74
Number of employees	3,062	3,035	2,736	2,765	2,538
__________
(1) Total operating expenses, net of fuel surcharge as a percentage of operating revenues, before fuel surcharge.
(2) Includes 49 owner operator tractors; (3) Includes 50 owner operator tractors; (4) Includes 85 owner operator tractors.
(5) Includes 103 owner operator tractors; (6) Includes 130 owner operator tractors.

During 2002, the Company received approximately $54.8 million from a public offering of 2,621,250 shares of its common stock and used approximately $43.0 million of the proceeds to repay long-term debt obligations with the remaining proceeds used to fund capital expenditures and finance general working capital needs. As a result, the Company experienced an increase in total assets, a decrease in long-term debt, and an increase in stockholders’ equity as of December 31, 2002 when compared to December 31, 2001.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 87.8%, 88.0%, and 86.4% of total revenues, excluding fuel surcharges for the twelve months ended December 31, 2006, 2005, and 2004, respectively.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During 2006, 2005 and 2004, approximately $48.9 million, $34.5 million and $15.6 million, respectively, of the Company's total revenue was generated from fuel surcharges. We also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Results of Operations - Truckload Services

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Years Ended December 31,
	2006	2005	2004
Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	40.6	41.8	43.8
Fuel expense, net of fuel surcharge	16.0	16.6	15.2
Rent and purchased transportation	1.7	1.2	0.6
Depreciation and amortization	11.0	10.9	11.2
Operating supplies	8.3	8.0	8.1
Operating taxes and licenses	5.3	5.5	5.8
Insurance and claims	5.3	5.5	5.9
Communications and utilities	0.8	0.9	0.9
Other	1.6	1.8	1.7
Loss on sale or disposal of property	0.0	0.1	0.3
Total operating expenses	90.6	92.3	93.5
Operating income	9.4	7.7	6.5
Non-operating income	0.1	0.1	0.2
Interest expense	(0.4)	(0.5)	(0.5)
Income before income taxes	9.1%	7.3%	6.2%

2006 Compared to 2005

For the year ended December 31, 2006, truckload services revenue, before fuel surcharges, increased 7.5% to $308.7 million as compared to $287.1 million for the year ended December 31, 2005. The increase was primarily due to a 6.9% increase in the average rate per total mile charged to customers from approximately $1.26 during 2005 to approximately $1.34 during 2006. Also contributing to the increase was a slight increase in the size of the Company’s tractor fleet from 1,822 units in 2005 to 1,866 units in 2006, however, a decrease in the average daily miles traveled per unit from 519 miles in 2005 to 509 miles in 2006 partially offset revenue growth attributable to our fleet growth.

Salaries, wages and benefits decreased from 41.8% of revenues, before fuel surcharges, in 2005 to 40.6% of revenues, before fuel surcharges, in 2006. The decrease relates primarily to a decrease in driver lease expense, which is a component of salaries, wages and benefits, as the average number of owner operators under contract decreased from 66 during 2005 to 45 during 2006. The decrease associated with driver lease expense was partially offset by an increase in amounts paid to the corresponding company driver replacement, and in other costs normally absorbed by the owner operator such as repairs and fuel. The settlement of claims for amounts less than the estimated reserve under the Company’s self-insured workers’ compensation plan also contributed to the decrease. Although to a lesser degree, the effect of higher revenues without a corresponding increase in those wages with fixed cost characteristics, such as general and administrative wages, also contributed to the decrease in salaries, wages and benefits as a percentage of revenues, before fuel surcharges. Partially offsetting the decreases discussed above was an increase in amounts accrued for employee bonus plans and an increase in driver pay as a result of the modified driver pay plans implemented in January 2006. Management anticipates that salaries, wages and benefits will increase to the extent the Company is unable to pass the additional costs to customers in the form of rate increases.

Fuel expense decreased from 16.6% of revenues, before fuel surcharges, in 2005 to 16.0% of revenues, before fuel surcharges, in 2006. Fuel costs, net of fuel surcharges, increased from $47.6 million during 2005 to $49.4 million during 2006 primarily due to higher fuel prices. During periods of rising fuel prices the Company is often able to recoup a portion of the increase through fuel surcharges passed along to its customers. The Company collected approximately $34.5 million in fuel surcharges during 2005 and $48.9 million during 2006. Fuel costs were also affected by the replacement of owner operators with Company drivers as discussed above.

Rent and purchased transportation increased from 1.2% of revenues, before fuel surcharges, in 2005 to 1.7% of revenues, before fuel surcharges, in 2006. The increase relates primarily to an increase in amounts paid to third party transportation service providers for intermodal services.

Depreciation and amortization increased from 10.9% of revenues, before fuel surcharges, in 2005 to 11.0% of revenues, before fuel surcharges, in 2006. Depreciation expense increased from $31.3 million during 2005 to $33.9 million during 2006 primarily due to an increase in the size of the Company-owned tractor fleet from 1,742 tractors in service at the end of 2005 to 1,949 tractors in service at the end of 2006. To a lesser extent, a larger trailer fleet and higher new trailer prices also contributed to the increase.

Operating supplies and expenses increased from 8.0% of revenues, before fuel surcharges, in 2005 to 8.3% of revenues, before fuel surcharges, in 2006. The increase relates to an increase in amounts paid to third party driver training schools and for tractor repairs expense. Tractor repairs expense increased in part as a result of the replacement of owner operators with Company drivers as discussed above.

Operating taxes and licenses decreased from 5.5% of revenues, before fuel surcharges, in 2005 to 5.3% of revenues, before fuel surcharges, in 2006. Operating taxes and licenses, which consists primarily of fuel taxes, increased slightly from $15.8 million during 2005 to $16.4 million during 2006. Fuel tax expense is primarily affected by both the number of miles traveled and the miles-per-gallon (mpg) achieved. During 2006 the Company experienced a lower mpg of 5.94 as compared to a mpg of 6.11 during 2005 as the Company continued the replacement of older tractors with new tractors containing the less efficient EPA-compliant engines originally mandated for all engines produced after October 1, 2002. Also contributing to the increase was an increase in the number of miles traveled from 228.6 million in 2005 to 229.8 million in 2006.

Insurance and claims expense decreased from 5.5% of revenues, before fuel surcharges, in 2005 to 5.3% of revenues, before fuel surcharges, in 2006. During the third quarter of 2005 the Company and one of its insurance providers renegotiated the method used in determining the Company’s auto liability insurance premiums which were previously based on a specified rate per one hundred dollars of revenue. This method had the unintended consequence of penalizing the Company with increased insurance costs solely from passing higher costs along to its customers in the form of rate increases. As a result of these renegotiations, the method of determining the Company’s auto liability insurance premium was amended to use the number of miles traveled instead of revenue generated which allowed the Company to recognize a credit of approximately $600,000 against insurance expense during the third quarter of 2005. Excluding the effect of this credit, insurance and claims expense decreased from 5.8% of revenues, before fuel surcharges, during 2005 to 5.3% of revenues, before fuel surcharges, during 2006. This decrease, as a percentage of revenue, was due to the effect of an increase in Company revenues due to rate increases which dilutes the impact of mileage based expenses. During the third quarter of 2006 the Company’s auto liability insurance policy renewal negotiations resulted in a rate increase of approximately 4.4% and management expects insurance expense to increase to the extent the Company is unable to pass the additional insurance costs to customers in the form of rate increases.

Other expenses decreased from 1.8% of revenues, before fuel surcharges, in 2005 to 1.6% of revenues, before fuel surcharges, in 2006. The decrease relates primarily to a decrease in amounts considered as uncollectible revenue during 2006 as compared to 2005. This decrease was partially offset by an increase in amounts paid for advertising expense during 2006 as compared to 2005.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased to 90.6% for 2006 from 92.3% for 2005.

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

Fuel expense increased from 15.2% of revenues, before fuel surcharges, in 2004 to 16.6% of revenues, before fuel surcharges, in 2005. The increase was primarily due to higher fuel costs resulting from a 34.4% increase in the average price per gallon paid by the Company during 2005 as compared to 2004. During periods of rising fuel prices the Company is often able to recoup at least a portion of the increase through fuel surcharges passed along to its customers. Fuel costs, net of fuel surcharges, increased to $47.6 million in 2005 from $40.7 million in 2004. The Company collected approximately $34.5 million in fuel surcharges during 2005 and $15.6 million during 2004. Fuel costs were also affected by the replacement of owner operators with Company drivers as discussed above.

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

Insurance and claims expense decreased from 5.9% of revenues, before fuel surcharges, in 2004 to 5.5% of revenues, before fuel surcharges, in 2005. The decrease was the result of renegotiations with one of the Company’s insurance providers to change the method of determining the Company’s auto liability insurance premiums. Previously, the Company’s auto liability premiums were determined using a specified rate per one hundred dollars of revenue. This method had the unintended consequence of penalizing the Company with increased insurance costs solely from passing higher costs along to its customers in the form of rate increases. The method of determining the Company’s auto liability premium is now based on the number of miles traveled instead of revenue generated.

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

	Years Ended December 31,
	2006	2005	2004
Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	5.0	5.1	5.5
Fuel expense	0.0	0.0	0.0
Rent and purchased transportation, net of fuel surcharge	88.3	88.0	87.8
Depreciation and amortization	0.0	0.2	0.3
Operating supplies	0.0	0.0	0.0
Operating taxes and licenses	0.0	0.0	0.0
Insurance and claims	0.0	0.1	0.1
Communications and utilities	0.3	0.4	0.4
Other	1.4	2.5	1.6
Loss on sale or disposal of property	0.0	0.0	0.0
Total operating expenses	95.0	96.3	95.7
Operating income	5.0	3.7	4.3
Non-operating income	0.0	0.0	0.0
Interest expense	(0.4)	(0.6)	(0.6)
Income before income taxes	4.6%	3.1%	3.7%

2006 Compared to 2005

Logistics and brokerage services revenues, before fuel surcharges, increased 8.9% to $42.7 million for the year ended December 31, 2006 as compared to $39.2 million for the year ended December 31, 2005. The increase was primarily the result of rate increases charged to customers to recover increases in amounts charged by third party logistics and brokerage service providers, and to a lesser extent, an increase in the number of loads brokered.

Rent and purchased transportation increased from 88.0% of revenues, before fuel surcharges, in 2005 to 88.3% of revenues, before fuel surcharges, in 2006. The increase relates to an increase in amounts charged by third party logistics and brokerage service providers primarily as a result of higher fuel costs.

Other expenses decreased from 2.5% of revenues, before fuel surcharges, in 2005 to 1.4% of revenues, before fuel surcharges, in 2006. The decrease relates primarily to a decrease in amounts considered as uncollectible revenue during 2006 as compared to 2005.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased to 95.0% for 2006 from 96.3% for 2005.

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

Results of Operations - Combined Services

2006 Compared to 2005

Net income for all divisions was $18.0 million, or 5.1% of revenues, before fuel surcharge for 2006 as compared to $13.1 million or 4.0% of revenues, before fuel surcharge for 2005. The increase in net income combined with the effect of treasury stock repurchases resulted in an increase in diluted earnings per share to $1.74 for 2006 compared to $1.20 for 2005.

2005 Compared to 2004

Net income for all divisions was $13.1 million, or 4.0% of revenues, before fuel surcharge for 2005 as compared to $10.6 million or 3.4% of revenues, before fuel surcharge for 2004. The increase in net income combined with the effect of treasury stock repurchases resulted in an increase in diluted earnings per share to $1.20 for 2005 compared to $0.94 for 2004.

Quarterly Results of Operations

The following table presents selected consolidated financial information for each of our last eight fiscal quarters through December 31, 2006. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the quarterly information.

	Quarter Ended
	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	(unaudited)
	(in thousands, except earnings per share data)
Operating revenues	$100,525	$103,365	$99,874	$96,505	$86,192	$91,027	$88,484	$95,177
Total operating expenses	91,473	94,375	94,202	89,154	81,034	84,479	84,471	87,370
Operating income	9,052	8,990	5,672	7,351	5,158	6,548	4,013	7,807
Net income	5,183	5,241	3,268	4,272	2,903	3,680	2,213	4,343
Earnings per common share:
Basic	$0.50	$0.51	$0.32	$0.41	$0.26	$0.33	$0.20	$0.41
Diluted	$0.50	$0.51	$0.32	$0.41	$0.26	$0.33	$0.20	$0.41

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our lines of credit.

During 2006, we generated $60.7 million in cash from operating activities compared to $23.7 million and $44.7 million in 2005 and 2004, respectively. Investing activities used $42.7 million in cash during 2006 compared to $41.0 million and $24.7 million in 2005 and 2004, respectively. The cash used in all three years related primarily to the purchase of revenue equipment (tractors and trailers) used in our operations. Financing activities used $18.1 million in cash during 2006 compared to $1.2 million and $3.4 million in 2005 and 2004, respectively. See Consolidated Statements of Cash Flows.

Our primary use of funds is for the purchase of revenue equipment. We typically use our existing lines of credit on an interim basis, in addition to cash flows from operations, to finance capital expenditures and repay long-term debt. During 2006 and 2005, we utilized cash on hand and our lines of credit to finance revenue equipment purchases for an aggregate of $50.7 million and $60.8 million, respectively.

Occasionally we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 48 months, however as of December 31, 2006 and 2005, we had no outstanding indebtedness under such installment notes.

In order to maintain our tractor and trailer fleet count it is often necessary to purchase replacement units and place them in service before trade units are removed from service. The timing difference created during this process often requires the Company to pay for new units without any reduction in price for trade units. In this situation, the Company later receives payment for the trade units as they are delivered to the equipment vendor and have passed vendor inspection. During the twelve months ended December 31, 2006 and 2005, the Company received approximately $9.9 million and $17.4 million, respectively, for units delivered for trade.

We maintain a $20.0 million revolving line of credit and a $30.0 million revolving line of credit (Line A and Line B, respectively) with separate financial institutions. Amounts outstanding under Line A bear interest at LIBOR (determined as of the first day of each month) plus 1.25% (6.60% at December 31, 2006), are secured by our accounts receivable and mature on May 31, 2007, however the Company has the intent and ability to extend the terms of this line of credit for an additional one year period until May 31, 2008. At December 31, 2006 outstanding advances on line A were approximately $14.7 million, including $310,000 in letters of credit, with availability to borrow $5.3 million. Amounts outstanding under Line B bear interest at LIBOR (determined on the last day of the previous month) plus 1.15% (6.50% at December 31, 2006), are secured by revenue equipment and mature on June 30, 2008. At December 31, 2006, $8.2 million, including $3.2 million in letters of credit were outstanding under Line B with availability to borrow $21.8 million. In an effort to reduce interest rate risk associated with these floating rate facilities, we had entered into interest rate swap agreements in an aggregate notional amount of $20.0 million. For additional information regarding the interest rate swap agreements, see Item 7A of this Report.

Marketable equity securities available for sale at December 31, 2006 increased approximately $3.4 million as compared to December 31, 2005. During the year ended December 31, 2006, the Company purchased approximately $1.3 million of equity securities with excess cash with the remaining increase attributable to an increase in the market value of the investments, net of sales and other-than-temporary write-downs. These securities, combined with equity securities purchased in prior periods, have a combined cost basis of approximately $9.2 million and a combined fair market value of approximately $14.4 million. The Company has developed a strategy to invest in securities from which it expects to receive dividends that qualify for favorable tax treatment, as well as, appreciate in value. The Company anticipates that increases in the market value of the investments combined with dividend payments will exceed interest rates paid on borrowings for the same period. During 2006 the Company had net unrealized pre-tax gains of approximately $2.3 million and received dividends of approximately $495,000. The holding term of these securities depends largely on the general economic environment, the equity markets, borrowing rates and the Company's cash requirements.

Revenue equipment, which generally consists of tractors, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units, increased approximately $36.3 million as compared to December 31, 2005. Approximately $30.5 million of the increase is related to the net effect of purchasing approximately 620 tractors and 430 trailers during 2006 while only disposing of approximately 315 tractors and 290 trailers during 2006. Also contributing to the increase was an increase in the cost of new tractor and trailer units as compared to the units they replaced and to the acquisition of additional Qualcomm™ satellite tracking units. At December 31, 2006, approximately 100 tractors included in revenue equipment had been placed in inactive status as they were prepared for sale or trade. The sale or trade of these tractors in 2007 will reduce the carrying amount of the Company’s revenue equipment and accumulated depreciation at the time of sale or trade.

Accounts payable at December 31, 2006 increased approximately $16.5 million as compared to December 31, 2005. The increase is primarily related to $14.3 million in tractor and trailer purchases made during December 2006 for which payment is not due until January 2007. The Company increased its December tractor purchases in order to delay purchasing tractors with the 2007 model diesel engines which are required to meet the stricter EPA emission standards discussed in this report above in “Part I, Item 1, Revenue Equipment”. The net increase also reflects the increase of approximately $2.4 million in amounts accrued for employee bonuses.

Long-term debt at December 31, 2006 decreased approximately $18.5 million as compared to December 31, 2005. The decrease is related to the repayments in excess of borrowings on both of the Company’s lines of credit using excess operating cash flows.

For 2007, we expect to purchase approximately 775 new tractors and approximately 855 trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $64.2 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Contractual Obligations and Commercial Commitments

The following table sets forth the Company's contractual obligations and commercial commitments as of December 31, 2006:

	Payments due by period (in thousands)
	Total	Less than 1 year	1 to 3 Years	4 to 5 Years	More than 5 Years

Long-term debt	$23,120	$1,915	$21,061	$144	$-
Operating leases (1)	1,358	560	633	165	-
Total	$24,478	$2,475	$21,694	$309	$-

(1) Represents building, facilities, and drop yard operating leases.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Regulation S-K 303 (a)(4)(ii) issued by the Securities and Exchange Commission.

Insurance

With respect to physical damage for tractors, cargo loss and auto liability, the Company maintains insurance coverage to protect it from certain business risks. These policies are with various carriers and have per occurrence deductibles of $2,500, $10,000 and $2,500 respectively. Since 2002, the Company has elected to self insure for physical damage to trailers. The Company maintains workers’ compensation coverage in Arkansas, Ohio, Oklahoma, Mississippi, and Florida with a $500,000 self-insured retention and a $500,000 per occurrence excess policy. The Company has elected to opt out of workers' compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has reserved for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers’ compensation claims. Letters of credit aggregating $400,000 are held by a bank as security for workers’ compensation claims. The Company self insures for employee health claims with a stop loss of $200,000 per covered employee per year and estimates its liability for claims incurred but not reported.

Inflation

Inflation has an impact on most of our operating costs. Recently, the effect of inflation has been minimal.

Competition for drivers has increased in recent years, leading to increased labor costs. While increases in fuel and driver costs affect our operating costs, we do not believe that the effects of such increases are greater for us than for other trucking concerns.

Adoption of Accounting Policies

See “Item 8. Financial Statements and Supplementary Data, Note 1 to the Consolidated Financial Statements - Recent Accounting Pronouncements.”

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

Business Combinations and Goodwill. Upon acquisition of an entity, the cost of the acquired entity must be allocated to assets and liabilities acquired. Identification of intangible assets, if any, that meet certain recognition criteria is necessary. This identification and subsequent valuation requires significant judgments. The carrying value of goodwill is tested annually and as of December 31, 2006 the Company determined that there was no impairment. The impairment testing requires an estimate of the value of the Company as a whole, as the Company has determined it only has one reporting unit as defined in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

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

Equity Price Risk

We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities increased to $14.4 million at December 31, 2006 from $11.0 million at December 31, 2005. The increase includes additional purchases, net of sales or write-downs, of approximately $1.1 million during 2006 and an increase in the fair market value of approximately $2.3 million during 2006. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.4 million. For additional information with respect to the marketable equity securities, see Note 3 to our consolidated financial statements.

Interest Rate Risk

Our two lines of credit each bear interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are effected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the lines of credit. In an effort to manage the risks associated with changing interest rates, we entered into interest rate swap agreements effective February 28, 2001 and May 31, 2001, on notional amounts of $15,000,000 and $5,000,000, respectively. The “pay fixed rates” under the $15,000,000 and $5,000,000 swap agreements were 5.08% and 4.83%, respectively. The “receive floating rate” for both swap agreements was “1-month” LIBOR. These interest rate swap agreements terminated on March 2, 2006 and June 2, 2006, respectively. Assuming $20.0 million of variable rate debt was outstanding under Line “A” and not covered by a hedge agreement for a full fiscal year, a hypothetical 100 basis point increase in LIBOR would result in approximately $200,000 of additional interest expense. For additional information with respect to the interest rate swap agreements, see Note 17 to our consolidated financial statements.

Commodity Price Risk

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our 2006 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by $9.7 million.

In July 2001, we entered into an agreement to obtain price protection and reduce a portion of our exposure to fuel price fluctuations. Under this agreement, we were obligated to purchase minimum amounts of diesel fuel per month, with a price protection component, for the six-month period ended February 28, 2002. The agreement also provided that if during the twelve-month period commencing January 2005, the price of heating oil on the New York Mercantile Exchange (“NY MX HO”) fell below $.58 per gallon, we would have been obligated to pay the contract holder the difference between $.58 per gallon and the NY MX HO average price, multiplied by 1,000,000 gallons. Accordingly, in any month in which the holder exercised such right, we would have been obligated to pay the holder $10,000 for each cent by which $.58 exceeded the average NY MX HO price for that month. For example, if the NY MX HO average price during March 2005 was approximately $.54, and if the holder were to exercise its payment right, we would have been obligated to pay the holder approximately $40,000. During the twelve-month period commencing January 2005 the average NY MX HO price remained well above the $.58 per gallon threshold and as of December 31, 2005 the agreement expired without any further obligation of either party. For the twelve-month period ended December 31, 2005 an adjustment of $500,000 was made to reflect the decline in fair value of the agreement which had the effect of reducing operating supplies expense and other current liabilities each by $500,000 in the accompanying consolidated financial statements. For the twelve-month period ended December 31, 2004 an adjustment of $250,000 was made to reflect the decline in fair value of the agreement which had the effect of reducing operating supplies expense and other current liabilities each by $250,000 in the accompanying consolidated financial statements, see Note 17 to our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.

The following statements are filed with this report:

Report of Independent Registered Public Accounting Firm - Grant Thornton LLP
Report of Independent Registered Public Accounting Firm - Deloitte & Touche LLP
Consolidated Balance Sheets - December 31, 2006 and 2005
Consolidated Statements of Income - Years ended December 31, 2006, 2005 and 2004
    Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows - Years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and
Shareholders of P.A.M. Transportation Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of P.A.M. Transportation Services, Inc. (a Delaware Corporation) and subsidiaries, (collectively, the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and other comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P.A.M. Transportation Services, Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the P.A.M. Transportation Services, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2007 expressed unqualified opinions on the effectiveness of internal control over financial reporting and management’s evaluation thereof.

GRANT THORNTON LLP
Tulsa, Oklahoma
March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
P.A.M. Transportation Services, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of income, stockholders’ equity and other comprehensive income, and cash flows of P.A.M. Transportation Services, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of P.A.M. Transportation Services, Inc. and subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Little Rock, Arkansas
March 8, 2005

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2006 AND 2005 (in thousands, except share and per share data)

ASSETS	2006	2005

CURRENT ASSETS:
Cash and cash equivalents	$1,040	$1,129
Accounts receivable—net:
Trade	61,469	65,433
Other	1,361	1,392
Inventories	819	749
Prepaid expenses and deposits	14,928	15,095
Marketable equity securities available-for-sale	14,437	10,999
Income taxes refundable	498	225

Total current assets	94,552	95,022

PROPERTY AND EQUIPMENT:
Land	2,674	2,674
Structures and improvements	9,383	9,319
Revenue equipment	286,933	250,664
Office furniture and equipment	6,890	6,692

Total property and equipment	305,880	269,349

Accumulated depreciation	(102,566)	(87,854)

Net property and equipment	203,314	181,495

OTHER ASSETS:
Goodwill	15,413	15,413
Non-compete agreements, net	217	417
Other	750	1,094

Total other assets	16,380	16,924

TOTAL ASSETS	$314,246	$293,441

		(Continued)

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2006 AND 2005 (in thousands, except share and per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY	2006	2005

CURRENT LIABILITIES:
Accounts payable	$38,510	$22,055
Accrued expenses and other liabilities	9,994	10,507
Current maturities of long-term debt	1,915	1,859
Deferred income taxes—current	5,658	7,134

Total current liabilities	56,077	41,555

Long-term debt—less current portion	21,205	39,693
Deferred income taxes—less current portion	51,902	47,197
Other	34	234

Total liabilities	129,218	128,679

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,362,207 and 11,344,207 shares issued; 10,303,607 and 10,285,607 shares outstanding at December 31, 2006 and December 31, 2005, respectively	114	113
Additional paid-in capital	77,309	76,429
Accumulated other comprehensive income	3,142	1,721
Treasury stock, at cost; 1,058,600 shares	(17,869)	(17,869)
Retained earnings	122,332	104,368

Total shareholders’ equity	185,028	164,762

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$314,246	$293,441

		(Concluded)
See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 (in thousands, except per share data)

	2006	2005	2004
OPERATING REVENUES:
Revenue, before fuel surcharge	$351,373	$326,353	$309,475
Fuel surcharge	48,896	34,527	15,591

Total operating revenues	400,269	360,880	325,066

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	127,539	122,005	119,519
Fuel expense	97,286	81,017	55,645
Rents and purchased transportation	43,844	39,074	38,938
Depreciation and amortization	33,929	31,376	30,016
Operating supplies and expenses	25,682	23,114	21,718
Operating taxes and licenses	16,421	15,776	15,488
Insurance and claims	16,389	15,992	15,820
Communications and utilities	2,642	2,648	2,690
Other	5,426	6,205	5,131
Loss on sale or disposal of equipment	47	147	915

Total operating expenses and costs	369,205	337,354	305,880

OPERATING INCOME	31,064	23,526	19,186

NON-OPERATING INCOME	448	477	464
INTEREST EXPENSE	(1,475)	(1,881)	(1,758)

INCOME BEFORE INCOME TAXES	30,037	22,122	17,892

FEDERAL AND STATE INCOME TAXES:
Current	9,768	7,572	479
Deferred	2,305	1,411	6,825

Total federal and state income taxes	12,073	8,983	7,304

NET INCOME	$17,964	$13,139	$10,588

EARNINGS PER COMMON SHARE:
Basic	$1.74	$1.20	$0.94

Diluted	$1.74	$1.20	$0.94

AVERAGE COMMON SHARES OUTSTANDING:
Basic	10,296	10,966	11,298

Diluted	10,302	10,976	11,324

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 (in thousands)
	Common Stock Shares / Amount		Additional Paid-In Capital	Other Comprehensive Income	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total
BALANCE— January 1, 2004	11,294	$113	$75,957		$164	$-	$80,641	$156,875

Components of comprehensive income:
Net earnings				$10,588			10,588	10,588

Other comprehensive gain:
Unrealized gain on hedge,
net of tax of $314				481	481			481
Unrealized gain on marketable
securities, net of tax of $371				506	506			506
Total comprehensive income				$11,575

Exercise of stock options-shares
issued including tax benefits	9		93					93

BALANCE— December 31, 2004	11,303	113	76,050		1,151	-	91,229	168,543

Components of comprehensive income:
Net earnings				$13,139			13,139	13,139

Other comprehensive gain:
Unrealized gain on hedge,
net of tax of $195				282	282			282
Unrealized gain on marketable
securities, net of tax of $189				288	288			288
Total comprehensive income				$13,709

Treasury stock repurchases	(1,059)					(17,869)		(17,869)

Exercise of stock options-shares
issued including tax benefits	41		379					379

BALANCE— December 31, 2005	10,285	113	76,429		1,721	(17,869)	104,368	164,762

Components of comprehensive income:
Net earnings				$17,964			17,964	17,964

Other comprehensive gain:
Unrealized gain on hedge,
net of tax of $13				19	19			19
Unrealized gain on marketable
securities, net of tax of $923				1,402	1,402			1,402
Total comprehensive income				$19,385

Exercise of stock options-shares
issued including tax benefits	18	1	369					370

Share-based compensation			511					511

BALANCE— December 31, 2006	10,303	$114	$77,309		$3,142	$(17,869)	$122,332	$185,028

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 (in thousands)
	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$17,964	$13,139	$10,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,929	31,376	30,016
Bad debt expense (recovery)	310	1,428	(410)
Stock compensation—net of excess tax benefits	441	-	-
Non-compete agreement amortization—net of payments	-	37	88
Provision for deferred income taxes	2,305	1,411	6,825
Reclassification of unrealized loss on marketable equity securities	120	153	-
Gain on sale of marketable equity securities	(30)	-	-
Loss on sale or disposal of equipment	47	147	915
Changes in operating assets and liabilities:
Accounts receivable	3,685	(19,236)	(1,393)
Prepaid expenses, inventories, and other assets	440	(40)	(8,279)
Income taxes refundable	(202)	528	502
Trade accounts payable	2,219	(5,881)	7,202
Accrued expenses	(525)	679	(1,339)

Net cash provided by operating activities	60,703	23,741	44,715

INVESTING ACTIVITIES:
Purchases of property and equipment	(53,514)	(62,013)	(53,703)
Proceeds from sale or disposal of equipment	11,987	22,850	31,360
Net purchases of marketable equity securities	(1,203)	(1,884)	(2,423)
Other	-	20	36

Net cash used in investing activities	(42,730)	(41,027)	(24,730)

FINANCING ACTIVITIES:
Borrowings under line of credit	446,221	422,460	350,787
Repayments under line of credit	(463,967)	(405,277)	(353,656)
Borrowings of long-term debt	1,996	1,977	4,404
Repayments of long-term debt	(2,682)	(2,913)	(5,010)
Repurchases of common stock	-	(17,869)	-
Stock compensation excess tax benefits	70	-	-
Exercise of stock options	300	378	85

Net cash used in financing activities	(18,062)	(1,244)	(3,390)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(89)	(18,530)	16,595

CASH AND CASH EQUIVALENTS—Beginning of year	1,129	19,659	3,064

CASH AND CASH EQUIVALENTS—End of year	$1,040	$1,129	$19,659

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid during the period for:
Interest	$1,481	$1,928	$1,774
Income taxes	$10,061	$7,190	$515

NONCASH INVESTING AND FINANCING ACTIVITIES—
Purchases of revenue equipment included in accounts payable	$14,276	$-	$-

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

1.	ACCOUNTING POLICIES

Description of Business and Principles of Consolidation-P.A.M. Transportation Services, Inc. (the “Company”), through its subsidiaries, operates as a truckload transportation and logistics company.

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

Bank Overdrafts-The Company classifies bank overdrafts in current liabilities as an accounts payable and does not offset other positive bank account balances located at the same or other financial institutions. Bank overdrafts generally represent checks written that have not yet cleared the Company’s bank accounts. The majority of the Company’s bank accounts are zero balance accounts that are funded at the point items clear against the account by drawings against a line of credit, therefore the outstanding checks represent bank overdrafts. Because the recipients of these checks have generally not yet received payment, the Company continues to classify bank overdrafts as accounts payable. Bank overdrafts are classified as changes in accounts payable in the cash flows from operating activities section of the Company’s Consolidated Statement of Cash Flows. Bank overdrafts as of December 31, 2006, 2005, and 2004 were approximately $8,230,000, $7,455,000, and $16,451,000, respectively.

Accounts Receivable Other-The components of accounts receivable other consist primarily of company driver advances, owner operator advances and equipment manufacturer warranties. Advances receivable from company drivers as of December 31, 2006 and 2005, were approximately $503,000 and $484,000, respectively.

Accounts Receivable Allowance-An allowance is provided for accounts receivable based on historical collection experience. Additionally, management considers any accounts individually known to exhibit characteristics indicating a collection problem.

Marketable Equity Securities-Marketable equity securities, which are classified by the Company as available for sale, are carried at market value with unrealized gains and losses recognized in accumulated other comprehensive income in the statements of stockholders’ equity. Realized gains and losses are computed utilizing the specific identification method.

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

Asset Class	Estimated Asset Life

Service vehicles	3-5 years
Office furniture and equipment	3-7 years
Revenue equipment	3-10 years
Structure and improvements	5-30 years

Prepaid Tires-Tires purchased with revenue equipment are capitalized as a cost of the related equipment. Replacement tires are included in prepaid expenses and deposits and are amortized over a 24-month period. Amounts paid for the recapping of tires are expensed when incurred.

Reclassifications-In order to conform to industry practice, the Company began to classify fuel surcharges charged to customers as revenue rather than as a reduction of operating supplies expense as had been presented in reports prior to the period ended June 30, 2004. During 2006, the Company began to separately display as a line item “Fuel expense” for amounts paid for fuel which previously had been aggregated with other operating supplies and included in the line item “Operating supplies”. These reclassifications have had no effect on operating income, net income or earnings per share. The Company has made corresponding reclassifications to comparative periods shown.

Advertising Expense-Advertising costs are expensed as incurred and totaled approximately $550,000, $350,000 and $1,100,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Repairs and Maintenance-Repairs and maintenance costs are expensed as incurred.

Goodwill-The Company follows the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”), which requires the Company to assess acquired goodwill for impairment at least annually in the absence of an indicator of possible impairment, and immediately upon an indicator of possible impairment. The Company has selected December 31 for its annual impairment testing and determined as of December 31, 2006 there was no impairment.

Self Insurance Liability—A liability is recognized for known health, workers’ compensation, cargo damage, property damage and auto liability damage. An estimate of the incurred but not reported claims for each type of liability is made based on historical claims made, estimated frequency of occurrence, and considering changing factors that contribute to the overall cost of insurance.

Income Taxes-The Company applies the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under this method, deferred tax liabilities and assets are determined based on the difference between the financial reporting basis and the tax reporting basis of assets and liabilities using enacted tax rates.

Revenue Recognition Policy-Revenue is recognized in full upon completion of delivery to the receiver’s location. For freight in transit at the end of a reporting period, the Company recognizes revenue pro rata based on relative transit miles completed as a portion of the estimated total transit miles. Expenses are recognized as incurred.

Share-Based Compensation-The Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments, effective January 1, 2006, utilizing the “modified prospective” method as described in the standard. Under the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. Prior to adoption, the Company accounted for share-based payments under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company uses historical volatility when estimating the expected volatility of its share price. For additional information with respect to share-based compensation, see Note 12 to our consolidated financial statements.

Earnings Per Share-The Company computes and presents earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS No. 128”). The difference between the Company's weighted-average shares outstanding and diluted shares outstanding is due to the dilutive effect of stock options for all periods presented. See Note 13 for computation of diluted EPS.

Business Segment and Concentrations of Credit Risk-The Company operates in one business segment, motor carrier operations. The Company provides truckload transportation services as well as brokerage and logistics services to customers throughout the United States and portions of Canada and Mexico. Truckload transportation services revenues, excluding fuel surcharges, represented 87.8%, 88.0%, and 86.4% of total revenues, excluding fuel surcharges, for the twelve months ended December 31, 2006, 2005, and 2004, respectively. Remaining revenues, excluding fuel surcharges, for each respective year were generated by brokerage and logistics services. The Company performs ongoing credit evaluations and generally does not require collateral from its customers. The Company maintains reserves for potential credit losses. In view of the concentration of the Company’s revenues and accounts receivable among a limited number of customers within the automobile industry, the financial health of this industry is a factor in the Company’s overall evaluation of accounts receivable.

Recent Accounting Pronouncements-In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognition (as a component of other comprehensive income) of changes in the funded status in the year in which the changes occur. Additionally, SFAS No. 158 requires measurement of a plan’s assets and obligations as of the balance sheet date and additional annual disclosures in the notes to the financial statements. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006, while the requirement to measure a plan’s assets and obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. Adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities, establishes a common definition of fair value, provides a framework for measuring fair value under United States Generally Accepted Accounting Principles (“GAAP”) and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the impact that adoption of SFAS No. 157 might have on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The application of SAB 108 did not have a material effect on the Company’s consolidated financial statements.

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

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. Corrections of errors in the application of accounting principles will continue to be reported by retroactively restating the affected financial statements. The provisions of this statement are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”) which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS No. 123(R) was originally to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of SFAS No. 123(R). The Company adopted this standard on January 1, 2006 and now reports in its financial statements the share-based compensation expense for reporting periods beginning in 2006. See note 12 for additional information.

2.	TRADE ACCOUNTS RECEIVABLE

The Company's receivables result primarily from the sale of transportation and logistics services. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Accounts receivable which consist of both billed and unbilled receivables are recorded at their invoiced amount and are presented net of an allowance for doubtful accounts. Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectibility. Accounts receivable balances consist of the following components as of December 31, 2006 and 2005:

	2006	2005
	(in thousands)

Billed	$55,132	$56,953
Unbilled	7,794	10,510
Allowance for doubtful accounts	(1,457)	(2,030)

Total accounts receivable—net	$61,469	$65,433

An analysis of changes in the allowance for doubtful accounts for the years ended December 31, 2006, 2005, and 2004 follows:

	2006	2005	2004
	(in thousands)

Balance—beginning of year	$2,030	$768	$834
Provision for bad debts	354	1,490	430
Charge-offs	(960)	(228)	(701)
Recoveries	33	-	205
Balance—end of year	$1,457	$2,030	$768

The December 31, 2004 charge-offs include $205,000 that was written off in prior periods and recovered during 2004. However, the December 31, 2004 charge-offs and recoveries do not include an amount representing an approximate $635,000 reduction in liability and bad debt expense resulting from the settlement of a lawsuit (see Note 15).

3.	MARKETABLE EQUITY SECURITIES

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). SFAS No. 115 requires companies to classify their investments as either trading, available-for-sale or held-to-maturity. The Company’s investments in marketable securities are classified as available-for-sale and consist of equity securities. Management determines the appropriate classification of these securities at the time of purchase and re-evaluates such designation as of each balance sheet date. During 2006, the Company received proceeds of approximately $85,000 for the sale of marketable equity securities with a combined cost of approximately $55,000, resulting in a realized gain of approximately $30,000. During 2006 and 2005, there were no reclassifications of marketable securities. Marketable equity securities are carried at fair value, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income in shareholders’ equity. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in non-operating income. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in the determination of net income as gains (losses) on the sale of securities.

As of December 31, 2006, these equity securities had a combined cost basis of approximately $9,189,000 and a combined fair market value of approximately $14,437,000. For the year ended December 31, 2006, the Company had net unrealized gains in market value of approximately $1,402,000, net of deferred income taxes. These securities had gross unrealized gains of approximately $5,260,000 and gross unrealized losses of approximately $12,000. As of December 31, 2006, the total unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $3,142,000.

As of December 31, 2005, the Company’s equity securities had a combined original cost of approximately $8,291,000 and a combined fair market value of approximately $10,999,000. For the year ended December 31, 2005, the Company had net unrealized gains in market value of approximately $288,000, net of deferred income taxes. These securities had gross unrealized gains of approximately $3,150,000 and gross unrealized losses of approximately $219,000. As of December 31, 2005, the total unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $1,740,000.

The following table shows the Company’s investments’ approximate gross unrealized losses and fair value at December 31, 2006 and 2005. These investments are all classified as available-for-sale and consist of equity securities. As of December 31, 2006 and 2005 there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	2006		2005
	(in thousands)
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses

Equity securities	$417	$12	$1,283	$219

Totals	$417	$12	$1,283	$219

4.	INTANGIBLE ASSETS

The Company applies the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which requires the Company to assess acquired goodwill for impairment at least annually in the absence of an indicator of possible impairment, and immediately upon an indicator of possible impairment. The annual assessment of impairment was completed on December 31, 2006 and the Company determined there was no impairment as of that date. Goodwill at December 31 is summarized as follows:

	2006	2005	2004
	(in thousands)

Goodwill, beginning of year	$15,413	$15,413	$15,413
Goodwill acquired	-	-	-
Goodwill impairment	-	-	-

Goodwill—end of year	$15,413	$15,413	$15,413

Non-compete agreements are amortized on a straight-line basis over the contractual term of the related agreement. Amortization expense associated with non-compete agreements was approximately $200,000, $237,000 and $350,000, for the years ending December 31, 2006, 2005 and 2004. The Company's non-compete agreements at December 31 are summarized as follows:

	2006	2005
	(in thousands)

Non-compete agreements, original cost	$1,000	$1,300
Accumulated amortization	(783)	(883)

Non-compete agreements—net	$217	$417

Over the remaining life of the non-compete agreement currently held by the Company, approximately $200,000 of amortization expense will be recognized during 2007 and $17,000 will be recognized in 2008.

5.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at December 31 are summarized as follows:

	2006	2005
	(in thousands)

Payroll	$1,779	$1,521
Accrued vacation	1,827	1,632
Taxes—other than income	2,591	2,337
Interest	80	86
Driver escrows	939	873
Self-insurance claims reserves	2,778	4,058

Total accrued expenses and other liabilities	$9,994	$10,507

6.	CLAIMS LIABILITIES

With respect to physical damage for tractors, cargo loss and auto liability, the Company maintains insurance coverage to protect it from certain business risks. These policies are with various carriers and have per occurrence deductibles of $2,500, $10,000 and $2,500 respectively. Since 2002, the Company has elected to self insure itself for physical damage to trailers. The Company maintains workers’ compensation coverage in Arkansas, Ohio, Oklahoma, Mississippi, and Florida with a $500,000 self-insured retention and a $500,000 per occurrence excess policy. The Company has elected to opt out of workers' compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has reserved for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers’ compensation claims. Letters of credit aggregating $400,000 are held by a bank as security for workers’ compensation claims. The Company self insures for employee health claims with a stop loss of $200,000 per covered employee per year and estimates its liability for claims incurred but not reported.

7.	LONG-TERM DEBT

Long-term debt at December 31, consists of the following:

	2006	2005
	(in thousands)
Line of credit with a bank—due May 31, 2007, and
collateralized by accounts receivable (1)	$14,437	$17,183
Line of credit with a bank—due June 30, 2008, and
collateralized by revenue equipment (2)	5,000	20,000
Note payable (3)	2,510	3,208
Other (4)	1,173	1,161
Total long-term debt	$23,120	41,552

Less current maturities	(1,915)	(1,859)

Long-term debt—net of current maturities	$21,205	$39,693

(1)
Line of credit agreement with a bank provides for maximum borrowings of $20.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of LIBOR as of the first day of the month plus 1.25% (6.60% at December 31, 2006). Monthly payments of interest are required under this agreement. Also, under the terms of the agreement the Company must have (a) positive net income, (b) a debt to equity ratio of no more than 4:1, (c) a debt service coverage ratio of at least 1:1, and (d) maintain a tangible net worth of at least $40 million. The Company was in compliance with all provisions of the agreement at December 31, 2006. The Company has the intent and ability to extend the terms of this agreement for an additional one year period until May 31, 2008 and accordingly has classified the debt as long-term.

(2)
Line of credit agreement with a bank provides for maximum borrowings of $30.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of LIBOR as of the last day of the previous month plus 1.15% (6.50% at December 31, 2006). Monthly payments of interest are required under this agreement. Also, under the terms of the agreement the Company must have (a) positive net income, (b) a funded debt to EBITDA ratio of less than 3:1, (c) a leverage ratio of less than 3:1, and (d) maintain a tangible net worth of at least $42 million increased by (1) 50% of cumulative quarterly net income and (2) proceeds of any public stock offering. The Company was in compliance with all provisions of the agreement at December 31, 2006.

(3)	6.0% note to the former owner of an acquired entity with an original face amount of $4,974,612, payable in monthly installments of $72,672 through March 2010.

(4)	6.0% note to insurance premium finance company at December 31, 2006 with an original face amount of $1,995,916, payable in monthly installments of $170,927 through August 2007.

The Company has provided letters of credit to third parties totaling approximately $3,504,000 at December 31, 2006. The letters are held by these third parties to assist such parties in collection of any amounts due by the Company should the Company default in its commitments to the parties.

Scheduled annual maturities on long-term debt outstanding at December 31, 2006, are:

(in thousands)

2007	$1,915
2008	20,225
2009	836
2010	144
2011	-

Total	$23,120

8.	CAPITAL STOCK

The Company's authorized capital stock consists of 40,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. At December 31, 2006, there were 11,362,207 shares of our common stock issued and 10,303,607 shares outstanding. No shares of our preferred stock were issued or outstanding at December 31, 2006.

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

Preferred Stock

Preferred stock may be issued from time to time by our Board of Directors, without stockholder approval, in such series and with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or other provisions, as may be fixed by the Board of Directors in the resolution authorizing their issuance. The issuance of preferred stock by the Board of Directors could adversely affect the rights of holders of shares of common stock; for example, the issuance of preferred stock could result in a class of securities outstanding that would have certain preferences with respect to dividends and in liquidation over the common stock, and that could result in a dilution of the voting rights, net income per share and net book value of the common stock. As of December 31, 2006, we have no agreements or understandings for the issuance of any shares of preferred stock.

Treasury Stock

During April 2005 our Board of Directors authorized the repurchase of up to 600,000 shares of our common stock during the six month period ending October 11, 2005. These 600,000 shares were all repurchased by September 30, 2005. On September 6, 2005 our Board of Directors authorized an extension of the stock repurchase program until September 2006 and the repurchase of up to an additional 900,000 shares of our common stock. The Company repurchased 458,600 of these additional shares prior to December 31, 2005 and made no additional purchases during 2006.

The company accounts for Treasury stock using the cost method and as of December 31, 2006, 1,058,600 shares were held in the treasury at an aggregate cost of approximately $17,869,000.

9.	COMPREHENSIVE INCOME

Comprehensive income was comprised of net income plus or minus market value adjustments related to fuel hedges, interest rate swap agreements and marketable securities. The components of comprehensive income were as follows:

	2006	2005	2004
	(in thousands)

Net income	$17,964	$13,139	$10,588

Other comprehensive income (loss):
Reclassification adjustment for losses on
derivative instruments included in net income
accounted for as hedges, net of income taxes	18	227	444
Reclassification adjustment for unrealized
losses on marketable securities, included in
net income, net of income taxes	53	91	-
Change in fair value of interest rate
swap agreements, net of income taxes	1	55	37
Change in fair value of marketable
securities, net of income taxes	1,349	197	506

Total comprehensive income	$19,385	$13,709	$11,575

10.	SIGNIFICANT CUSTOMERS AND INDUSTRY CONCENTRATION

In 2006, 2005, and 2004, one customer, who is in the automobile manufacturing industry, accounted for 41%, 39%, and 44% of revenues, respectively. The Company also provides transportation services to other manufacturers who are suppliers for automobile manufacturers including suppliers for the Company’s largest customer. As a result, concentration of the Company’s business within the automobile industry is significant. Of the Company’s revenues for 2006, 2005, and 2004, 52%, 52%, and 56%, respectively, were derived from transportation services provided to the automobile manufacturing industry. Accounts receivable from the largest customer totaled approximately $30,042,830 and $36,075,000 at December 31, 2006 and 2005, respectively.

11.	FEDERAL AND STATE INCOME TAXES

Under SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax reporting purposes.

Significant components of the Company’s deferred tax liabilities and assets at December 31 are as follows:

	2006		2005
	(in thousands)
	Current	Long-Term	Current	Long-Term

Deferred tax liabilities:
Property and equipment	$-	$49,731	$-	$47,735
Unrealized gains on securities	2,113	-	1,190	-
Prepaid expenses and other	5,665	2,920	8,089	30

Total deferred tax liabilities	7,778	52,651	9,279	47,765

Deferred tax assets:
Allowance for doubtful accounts	553	-	520	-
Compensated absences	564	-	496	-
Self-insurance allowances	664	-	1,022	-
Hedging derivative	-	-	13	-
Share-based compensation	-	242	-	48
Bonus compensation	235	-	70	-
Non-competition agreement	-	507	-	520
Other	104	-	24	-

Total deferred tax assets	2,120	749	2,145	568

Net deferred tax liability	$5,658	$51,902	$7,134	$47,197

The reconciliation between the effective income tax rate and the statutory Federal income tax rate for the years ended December 31, 2006, 2005 and 2004 is presented in the following table:

	2006		2005		2004
	(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent

Income tax at the
statutory federal rate	$10,513	35.0	$7,743	35.0	$6,083	34.0
Nondeductible expense	378	1.3	450	2.0	484	2.7
State income taxes—net
of federal benefit	1,182	3.9	790	3.6	737	4.1
Total income taxes	$12,073	40.2	$8,983	40.6	$7,304	40.8

The provision for income taxes consisted of the following:

	2006	2005	2004
	(in thousands)

Current:
Federal	$8,397	$6,422	$-
State	1,371	1,150	479
	9,768	7,572	479
Deferred:
Federal	1,768	876	6,076
State	537	535	749
	2,305	1,411	6,825

Total income tax expense	$12,073	$8,983	$7,304

12.	SHARE-BASED COMPENSATION

The Company maintains a stock option plan under which incentive stock options and nonqualified stock options may be granted. On March 2, 2006, the Company’s Board of Director’s adopted, and shareholders later approved, the 2006 Stock Option Plan (the “2006 Plan”). The 2006 Plan replaces the expired 1995 Stock Option Plan which had 263,500 options remaining which were never issued. Under the 2006 Plan 750,000 shares are reserved for the issuance of stock options to directors, officers, key employees and others. The option exercise price under the 2006 Plan is the fair market value of the stock on the date the option is granted. The fair market value is determined by the average of the highest and lowest sales prices for a share of the Company’s common stock, on its primary exchange, on the same date that the option is granted. During 2006, 16,000 options were issued under the 2006 Plan at an option exercise price of $26.73 and at December 31, 2006, 734,000 shares were available for granting future options.

Outstanding incentive stock options at December 31, 2006, must be exercised within six years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at December 31, 2006, must be exercised within five to ten years from the date of grant.

In August 2002, the Company granted performance-based variable stock options for 300,000 shares to certain key executives. The exercise price for these awards was fixed at the grant date and was equal to the fair market value of the stock on that date. On the date of grant, options for 60,000 shares vested immediately and vesting of the options for the remaining 240,000 shares was scheduled to occur on a straight-line basis each year from March 15, 2003 through March 15, 2008 upon meeting performance criteria. In order to meet the performance criteria, net income for each fiscal year must be at least equal to 1.05 times net income for the preceding fiscal year, unless net income for the preceding fiscal year was zero or negative, in which case net income for the fiscal year must be at least 90% of net income for the most recent year with positive income. The number of shares for which options vest each fiscal year will not be known until the date the performance criteria is measured. As of December 31, 2006, options for 140,000 shares have vested under this 300,000 share option grant (including those options which immediately vested upon grant) while options for 80,000 shares have been forfeited as the performance criteria were not met for the fiscal years 2003 and 2004.

Transactions in stock options under these plans are summarized as follows:

	Shares Under Option	Weighted- Average Exercise Price

Outstanding—January 1, 2004:	348,500	$20.85
Granted	14,000	16.99
Exercised	(9,000)	9.39
Canceled	(40,000)	23.22

Outstanding—December 31, 2004:	313,500	$20.70
Granted	14,000	18.27
Exercised	(41,000)	9.21

Outstanding—December 31, 2005:	286,500	$22.22
Granted	16,000	26.73
Exercised	(18,000)	16.67

Outstanding—December 31, 2006:	284,500	$22.83

Options exercisable—December 31, 2006:	202,000	$22.71

Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”) utilizing the “modified prospective” method as described in SFAS No. 123(R). In the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS No. 123(R), prior period amounts were not restated. As of December 31, 2006 all option awards are classified as equity awards.

Prior to January 1, 2006, the stock-based compensation plans were accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB Opinion No. 25”) and related interpretations. Pro-forma information regarding the impact of total stock-based compensation on net income and income per share for prior periods is required by SFAS No. 123(R). Such pro-forma information, determined as if the Company had accounted for its employee stock options under the fair value method during the years ending December 31, 2005 and 2004, is illustrated in the following table:

	2005	2004
	(in thousands, except per share data)

Net income—as reported	$13,139	$10,588
Deduct total stock-based employee compensation expense
determined under fair value based method for
all awards—net of related tax effects	(296)	(292)

Pro forma net income	$12,843	$10,296
Earnings per share:
Basic—as reported	$1.20	$0.94
Basic—pro forma	$1.17	$0.91

Diluted—as reported	$1.20	$0.94
Diluted—pro forma	$1.17	$0.91

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton (“BSM”) option-pricing model using the following assumptions:

	2006	2005	2004

Dividend yield	0%	0%	0%
Volatility range	33.34%—38.54%	33.86%—38.54%	35.37%—38.54%
Risk-free rate range	4.38%—5.02%	4.08%—4.38%	2.70%—4.38%
Expected life	2.5 years—5 years	5 years	5 years
Fair value of options	$6.93—$9.45	$6.73—$9.45	$6.62—$9.45

The Company has never paid any cash dividends on its common stock and we do not anticipate paying any cash dividends in the foreseeable future. The estimated volatility is based on the historical volatility of our stock. The risk free rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of the options are calculated using temporary guidance provided by the Securities and Exchange Commission which allows companies to elect a “simplified method” where the expected life is the average of the vesting period and the original contractual term. This simplified method is not available for share option grants after December 31, 2007.

Information related to the Company’s option activity as of December 31, 2006, and changes during the year then ended is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
			(in years)
Outstanding at January 1, 2006	286,500	$22.22
Granted	16,000	26.73
Exercised	(18,000)	16.67
Canceled/forfeited/expired	-	-
Outstanding at December 31, 2006	284,500	$22.83	5.0	$116,910

Fully vested and exercisable at December 31, 2006	202,000	$22.71	4.8	$111,560
___________________________
* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on December 31, 2006, was $22.02.

The weighted-average grant-date fair value of options granted during the years 2006, 2005, and 2004 was $6.93, $6.73, and $6.62, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004, was approximately $175,000, $323,000, and $87,000, respectively.

A summary of the status of the Company’s nonvested options as of December 31, 2006 and changes during the year ended December 31, 2006, is presented below:

	Number of Options	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2006	125,000	$9.43
Granted	16,000	6.93
Vested	(58,500)	8.74
Canceled/forfeited/expired	-	-

Nonvested at December 31, 2006	82,500	$9.43

The total fair value of options vested during 2006, 2005, and 2004 was approximately $511,000, $494,000, and $493,000, respectively. As of December 31, 2006, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $800,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $400,000 in additional compensation expense related to unvested option awards during each of the years 2007 and 2008. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $511,000 during 2006 and includes approximately $111,000 recognized as a result of the annual grant of 2,000 shares to each non-employee director during the second quarter of 2006. The Company recognized a total income tax benefit of approximately $197,000 related to stock-based compensation expense during 2006. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.03 during 2006. No stock-based compensation expense or related tax benefits were recognized during 2005 or 2004.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of December 31, 2006 and the number and weighted average exercise price of options exercisable as of December 31, 2006 is as follows:

Exercise Price	Options Outstanding	Weighted-Average Remaining Contractual Term	Options Exercisable
		(in years)
$16.99	8,000	2.2	8,000
$18.27	12,000	3.2	12,000
$19.88	12,500	1.8	10,000
$20.79	4,000	0.2	4,000
$22.68	12,000	1.2	12,000
$23.22	220,000	5.7	140,000
$26.73	16,000	4.5	16,000
	284,500	5.0	202,000

Cash received from option exercises totaled approximately $300,000, $378,000, and $85,000 during the years ended December 31, 2006, 2005, and 2004, respectively. The Company issues new shares upon option exercise.

13.	EARNINGS PER SHARE

The Company applies SFAS No. 128 for computing and presenting earnings per share. Basic earnings per common share were computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share were calculated as follows:

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share data)

Net income	$17,964	$13,139	$10,588

Basic weighted average common shares outstanding	10,296	10,966	11,298
Dilutive effect of common stock equivalents	6	10	26

Diluted weighted average common shares outstanding	10,302	10,976	11,324

Basic earnings per share	$1.74	$1.20	$0.94

Diluted earnings per share	$1.74	$1.20	$0.94

Options to purchase 229,337, 280,160, and 254,500 shares of common stock were outstanding as of December 31, 2006, 2005, and 2004, respectively, but were not included in the computation of diluted earnings per share because to do so would have an anti-dilutive effect.

14.	PROFIT SHARING PLAN

The Company sponsors a profit sharing plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deductible contributions to the plan. The plan provides for employer matching contributions of 50% of each participant’s voluntary contribution up to 3% of the participant’s compensation and vests at the rate of 20% each year until fully vested after five years. Total employer matching contributions to the plan totaled approximately $330,000, $300,000 and $280,000 in 2006, 2005 and 2004, respectively.

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

The Company leases certain premises under noncancelable operating lease agreements. Future minimum annual lease payments under these leases are as follows:

2007	$559,815
2008	377,675
2009	255,761
2010	165,000
2011	-

Total	$1,358,251

Total rental expense, net of amounts reimbursed for the years ended December 31, 2006, 2005 and 2004 was approximately $2,369,000, $1,760,000, and $1,304,000, respectively.

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosure About Fair Value of Financial Instruments, (“SFAS No. 107”) requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value of this other long-term debt at December 31, 2006 and 2005, respectively, is $3,683,000 and $4,369,000. The fair value of this other long-term debt is estimated to be $3,661,000 and $4,401,000 at December 31, 2006 and 2005, respectively.

The carrying amount for the lines of credit approximates fair value because the lines of credit interest rates are adjusted frequently.

17.	DERIVATIVES AND HEDGING ACTIVITIES

Effective February 28, 2001, the Company entered into an interest rate swap agreement on a notional amount of $15,000,000. The pay fixed rate under the swap is 5.08%, while the receive floating rate is “1-month” LIBOR. This interest rate swap agreement terminated on March 2, 2006. Effective May 31, 2001, the Company entered into an interest rate swap agreement on a notional amount of $5,000,000. The pay fixed rate under the swap is 4.83%, while the receive floating rate is “1-month” LIBOR. This interest rate swap agreement terminated on June 2, 2006.

The Company had designated both of these interest rate swaps as cash flow hedges of its exposure to variability in future cash flows resulting from interest payments indexed to “1-month” LIBOR. During the term of the interest rate swap agreements changes in cash flows from the interest rate swaps offset changes in interest rate payments on the first $20,000,000 of the Company’s revolving credit facility. The hedge locked the interest rate at 5.08% or 4.83% plus the pricing spread for the notional amounts of $15,000,000 and $5,000,000, respectively.

These interest rate swap agreements met the specific hedge accounting criteria. The measurement of hedge effectiveness was based upon a comparison of the floating-rate leg of the swap and the hedged floating-rate cash flows on the underlying liability. The effective portion of the cumulative gain or loss was reported as a component of accumulated other comprehensive income in shareholders’ equity and was reclassified into current earnings during 2006, the termination year for all swap agreements. The December 31, 2005 balance of the net after tax deferred hedging loss in accumulated other comprehensive income (“AOCI”) related to these swap agreements was approximately $19,000 which was the amount reclassified into current earnings during 2006. The change in AOCI related to these swap agreements during the current year was approximately $19,000. Ineffectiveness related to these hedges was not significant.

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

In the normal course of business, the Company provides and receives transportation, repair and other services for and from companies affiliated with a major stockholder, and recognized $46,576, $111,510, and $269,553 in operating revenue and $1,558,371, $1,616,534, and $1,234,267 in operating expenses in 2006, 2005, and 2004, respectively. In addition the Company purchased physical damage insurance through an unaffiliated insurance broker which was written by an insurance company affiliated with a major stockholder. Annual premiums were $1,816,759, $1,667,928 and $1,686,587 for 2006, 2005 and 2004, respectively.

Amounts owed to the Company by these affiliates were $1,315,844 and $788,841 at December 31, 2006 and 2005 respectively. Of the accounts receivable at December 31, 2006, $904,694 represents revenue resulting from maintenance performed in the Company’s maintenance facilities and maintenance charges paid by the Company to third parties on behalf of their affiliate and charged back at the amount paid, and $411,150 represents a prepayment of physical damage insurance premiums. Amounts payable to affiliates at December 31, 2006 and 2005 was $223,420 and $158,400 respectively.

19.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present quarterly financial information for 2006 and 2005:

	2006
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Operating revenues	$100,525	$103,365	$99,874	$96,505
Operating expenses	91,473	94,375	94,202	89,154

Operating income	9,052	8,990	5,672	7,351
Non-operating income	57	116	140	135
Interest expense	465	353	300	357
Income taxes	3,461	3,512	2,244	2,857

Net income	$5,183	$5,241	$3,268	$4,272

Net income per common share:
Basic	$0.50	$0.51	$0.32	$0.41
Diluted	$0.50	$0.51	$0.32	$0.41

Average common shares outstanding:
Basic	10,288	10,293	10,301	10,303
Diluted	10,288	10,301	10,309	10,308

	2005
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Operating revenues	$86,192	$91,027	$88,484	$95,177
Operating expenses	81,034	84,479	84,471	87,370

Operating income	5,158	6,548	4,013	7,807
Non-operating income	191	108	155	23
Interest expense	445	474	422	540
Income taxes	2,001	2,502	1,533	2,947

Net income	$2,903	$3,680	$2,213	$4,343

Net income per common share:
Basic	$0.26	$0.33	$0.20	$0.41
Diluted	$0.26	$0.33	$0.20	$0.41

Average common shares outstanding:
Basic	11,305	11,114	10,818	10,634
Diluted	11,327	11,130	10,821	10,636

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting is effective as of December 31, 2006.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Grant Thornton LLP, an independent registered public accounting firm, who has issued an attestation report on management’s assessment of the Company's internal control over financial reporting, as stated in their report which is included below.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and
Shareholders of P.A.M. Transportation Services, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (management’s assessment), that P.A.M. Transportation Services, Inc. (a Delaware Corporation) and subsidiaries, (collectively, the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of P.A.M. Transportation Services, Inc. and subsidiaries, as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and other comprehensive income, and cash flows for the years then ended and our report dated March 12, 2007 expressed an unqualified opinion on those financial statements.

GRANT THORNTON LLP
Tulsa, Oklahoma
March 12, 2007

Item 9B. Other Information.

None.

PART III

Portions of the information required by Part III of Form 10-K are, pursuant to General Instruction G (3) of Form 10-K, incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held on May 24, 2007. We will, within 120 days of the end of our fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

Item 10. Directors, Executive Officers and Corporate Governance.

Information concerning our executive officers is set forth in Item 1 of this Form 10-K under the caption “Executive Officers of the Registrant.”

The information presented under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Compliance,” “Corporate Governance - Code of Ethics” and “Corporate Governance-Audit Committee,” in the proxy statement is incorporated here by reference.

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of Thomas H. Cooke, Christopher L. Ellis, and Charles F. Wilkins.

Item 11. Executive Compensation.

The information presented under the captions “Executive Compensation,” “Corporate Governance-Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the proxy statement is incorporated here by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information presented under the caption “Security Ownership of Certain Beneficial Owners and Management” in the proxy statement is incorporated here by reference.

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2006, information about compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans approved by Security Holders	284,500	$22.83	734,000

Equity Compensation Plans not approved by Security Holders	-0-	-0-	-0-

Total	284,500	$22.83	734,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information presented under the captions (i) “Transactions with Related Persons,” including the information referenced there that is set forth under the caption “Corporate Governance - Compensation Committee Interlocks and Insider Participation” and (ii) “Corporate Governance - Director Independence” in the proxy statement is incorporated here by reference.

Item 14. Principal Accounting Fees and Services.

The information presented under the caption “Independent Public Accountants - Principal Accountant Fees and Services” in the proxy statement is incorporated here by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Schedules.

(1) Financial Statements: See Part II, Item 8 hereof.

Report of Independent Registered Public Accounting Firm - Grant Thornton LLP
Report of Independent Registered Public Accounting Firm - Deloitte & Touche LLP
Consolidated Balance Sheets - December 31, 2006 and 2005
Consolidated Statements of Income - Years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows - Years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC are  omitted as the required  information is inapplicable, or because the information is presented in the  consolidated financial statements or related notes.

(3) Exhibits.

The following exhibits are filed with or incorporated by reference into this Report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Form S-1 Registration Statement under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986 (“1986 S-1”); (ii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (“6/30/94 10-Q”); (iii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (“6/30/95 10-Q”); (iv) the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (“9/30/96 10-Q”); (v) the Form S-8 Registration Statement filed on June 11, 1999 (“6/11/99 S-8”); (vi) the Annual Report on Form 10-K for the year ended December 31, 2001 (“2001 10-K”); (vii) the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“3/31/02 10-Q”); (viii) the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (“9/30/2004 10-Q”); (ix) the Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 10-K”); (x) the Form 8-K filed on January 25, 2005 (“1/25/2005 8-K”); (xi) Form 8-K filed on March 7, 2005 (“3/07/2005 8-K”); (xii) Form 8-K filed on May 31, 2006 (“5/31/2006 8-K”); (xiii) Form 8-K filed on July 28, 2006 (“7/28/2006 8-K”); (xiv) the Form 8-K filed on January 22, 2007 (“1/22/2007 8-K”); (xv) the Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”); or (xvi) the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (“6/30/06 10-Q”).

Exhibit #	Description of Exhibit
*3.1	Amended and Restated Certificate of Incorporation of the Registrant (Exh. 3.1, 3/31/02 10-Q)

*3.2	Amended and Restated By-Laws of the Registrant (Exh. 3.2, 1/22/07 8-K)

*4.1	Specimen Stock Certificate (Exh. 4.1, 1986 S-1)

*4.2	Loan Agreement dated July 26, 1994 among First Tennessee Bank National Association, Registrant and P.A.M. Transport, Inc. together with Promissory Note (Exh. 4.1, 6/30/94 10-Q)

*4.2.1	Security Agreement dated July 26, 1994 between First Tennessee Bank National Association and P.A.M. Transport, Inc. (Exh. 4.2, 6/30/94 10-Q)

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

*4.4
Second Amendment to Loan Agreement dated July 3, 1996 by P.A.M. Transport, Inc., First Tennessee Bank National Association and P.A.M. Transportation Services, Inc., together with Promissory Note in the principal amount of $5,000,000 (Exh. 4.1.1, 9/30/96 10-Q)

*4.4.1		Second Amendment to Security Agreement dated July 3, 1996 by and between P.A.M. Transport, Inc. and First Tennessee National Bank Association (Exh. 4.1.2, 9/30/96 10-Q)

*4.4.2		First Amendment to Security Agreement dated July 3, 1996 by and between Choctaw Express, Inc. and First Tennessee Bank National Association (Exh. 4.1.3, 9/30/96 10-Q)

*4.4.3		Security Agreement dated July 3, 1996 by and between Allen Freight Services, Inc. and First Tennessee Bank National Association (Exh. 4.1.4, 9/30/96 10-Q)

*4.5.1		Loan Agreement dated as of November 22, 2000 by and between P.A.M. Transport, Inc. and SunTrust Bank (Exh. 4.5.1, 2001 10-K)

*4.5.2		Revolving Credit Note dated November 22, 2000 (Exh. 4.5.2, 2001 10-K)

*4.5.3		Security Agreement by and between P.A.M. Transport, Inc. and SunTrust Bank (Exh. 4.5.3, 2001 10-K)

*4.5.4		First Amendment to Loan Agreement, Revolving Credit Note and Security Deposit (Exh. 4.5.4, 2001 10-K)

*10.1	(1)	Employment Agreement between the Registrant and Robert W. Weaver, effective July 1, 2002 (Exh. 10.1.1, 2001 10-K)

*10.1.1	(1)	Employment Agreement between the Registrant and Robert W. Weaver, effective July 1, 2004 (Exh. 10.1, 1/25/2005 8-K)

*10.1.2	(1)	New Employment Agreement between the Registrant and Robert W. Weaver, dated July 10, 2006 (Exh. 10.1, 7/28/2006 8-K)

*10.2	(1)	Employment Agreement between the Registrant and W. Clif Lawson, dated January 1, 2002 (Exh. 10.2, 2001 10-K)

*10.2.1	(1)	Memo exercising the Company's option to extend W. Clif Lawson's Employment Agreement by one year (Exh. 10.2.1, 2004 10-K)

*10.2.2	(1)	New Employment Agreement between the Registrant and W. Clif Lawson, dated June 1, 2006 (Exh. 10.2, 7/28/2006 8-K)

*10.3	(1)	Employment Agreement between the Registrant and Larry J. Goddard, dated January 1, 2002 (Exh. 10.3, 2001 10-K)

*10.3.1	(1)	Memo exercising the Company's option to extend Larry J. Goddard's Employment Agreement by one year (Exh. 10.3.1, 2004 10-K)

*10.3.2	(1)	New Employment Agreement between the Registrant and Larry J. Goddard, dated June 1, 2006 (Exh. 10.3, 7/28/2006 8-K)

*10.4	(1)	1995 Stock Option Plan, as Amended and Restated (Exh. 4.1, 6/11/99 S-8)

*10.4.1	(1)	Amendment to 1995 Stock Option Plan (Exh. 10.1, 3/07/2005 8-K)

*10.4.2	(1)	2006 Stock Option Plan (Exh. 10.1, 5/31/2006 8-K)

*10.5		Interest rate swap agreement, dated March 1, 2001 (Exh. 10.5, 2001 10-K)

*10.6		Interest rate swap agreement dated June 1, 2001 (Exh. 10.6, 2001 10-K)

*10.7	(1)	Employee Non-Qualified Stock Option Agreement (Exh. 10.1, 9/30/2004 10-Q)

*10.8	(1)	Director Non-Qualified Stock Option Agreement (Exh. 10.2, 9/30/2004 10-Q)

*10.8.1	(1)	Form of Non-Qualified Stock option Agreement for Non-Employee Director stock options that are granted under the 2006 Stock Option Plan (Exh. 10.2, 5/31/2006 8-K)

*10.9	(1)	Executive Officers and Certain Other Employees Incentive Compensation Plan, as amended (Exh. 10.3, 9/30/2004 10-Q)

*10.10	(1)	Extension of Executive Officers and Certain Other Employees Incentive Compensation Plan, as amended (Exh. 10.10, 2005 10-K)

*10.11	(1)	Executive Incentive Plan (Exh. 10.2, 6/30/2006 10-Q)

21.1		Subsidiaries of the Registrant

23.1		Consent of Grant Thornton LLP

23.2		Consent of Deloitte & Touche LLP

31.1		Rule 13a-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a) Certification of Principal Financial Officer

32.1		Section 1350 Certification of Chief Executive Officer

32.2		Section 1350 Certification of Chief Financial Officer

(1) Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: March 14, 2007	By:	/s/ Robert W. Weaver
ROBERT W. WEAVER
President and Chief Executive Officer
(principal executive officer)

Dated: March 14, 2007	By:	/s/ Larry J. Goddard
LARRY J. GODDARD
Vice President-Finance, Chief Financial Officer,
Secretary and Treasurer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: March 14, 2007	By:	/s/ Frederick P. Calderone
FREDERICK P. CALDERONE, Director

Dated: March 14, 2007	By:	/s/ Frank L. Conner
FRANK L. CONNER, Director

Dated: March 14, 2007	By:	/s/ Thomas H. Cooke
THOMAS H. COOKE, Director

Dated: March 14, 2007	By:	/s/ Christopher L. Ellis
CHRISTOPHER L. ELLIS, Director

Dated: March 14, 2007	By:	/s/ Manuel J. Moroun
MANUEL J. MOROUN, Director

Dated: March 14, 2007	By:	/s/ Matthew T. Moroun
MATTHEW T. MOROUN, Director

Dated: March 14, 2007	By:	/s/ Daniel C. Sullivan
DANIEL C. SULLIVAN, Director

Dated: March 14, 2007	By:	/s/ Robert W. Weaver
ROBERT W. WEAVER,
President and Chief Executive Officer, Director

Dated: March 14, 2007	By:	/s/ Charles F. Wilkins
CHARLES F. WILKINS, Director

EXHIBIT INDEX

The following exhibits are filed with or incorporated by reference into this Report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Form S-1 Registration Statement under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986 (“1986 S-1”); (ii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (“6/30/94 10-Q”); (iii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (“6/30/95 10-Q”); (iv) the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (“9/30/96 10-Q”); (v) the Form S-8 Registration Statement filed on June 11, 1999 (“6/11/99 S-8”); (vi) the Annual Report on Form 10-K for the year ended December 31, 2001 (“2001 10-K”); (vii) the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“3/31/02 10-Q”); (viii) the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (“9/30/2004 10-Q”); (ix) the Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 10-K”); (x) the Form 8-K filed on January 25, 2005 (“1/25/2005 8-K”); (xi) Form 8-K filed on March 7, 2005 (“3/07/2005 8-K”); (xii) Form 8-K filed on May 31, 2006 (“5/31/2006 8-K”); (xiii) Form 8-K filed on July 28, 2006 (“7/28/2006 8-K”); (xiv) the Form 8-K filed on January 22, 2007 (“1/22/2007 8-K”); or (xv) the Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”); (xvi) the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (“6/30/06 10-Q”).

Exhibit #	Description of Exhibit

*3.1	Amended and Restated Certificate of Incorporation of the Registrant (Exh. 3.1, 3/31/02 10-Q)

*3.2	Amended and Restated By-Laws of the Registrant (Exh. 3.2, 1/22/07 8-K)

*4.1	Specimen Stock Certificate (Exh. 4.1, 1986 S-1)

*4.2	Loan Agreement dated July 26, 1994 among First Tennessee Bank National Association, Registrant and P.A.M. Transport, Inc. together with Promissory Note (Exh. 4.1, 6/30/94 10-Q)

*4.2.1	Security Agreement dated July 26, 1994 between First Tennessee Bank National Association and P.A.M. Transport, Inc. (Exh. 4.2, 6/30/94 10-Q)

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

*4.4
Second Amendment to Loan Agreement dated July 3, 1996 by P.A.M. Transport, Inc., First Tennessee Bank National Association and P.A.M. Transportation Services, Inc., together with Promissory Note in the principal amount of $5,000,000 (Exh. 4.1.1, 9/30/96 10-Q)

*4.4.1	Second Amendment to Security Agreement dated July 3, 1996 by and between P.A.M. Transport, Inc. and First Tennessee National Bank Association (Exh. 4.1.2, 9/30/96 10-Q)

*4.4.2	First Amendment to Security Agreement dated July 3, 1996 by and between Choctaw Express, Inc. and First Tennessee Bank National Association (Exh. 4.1.3, 9/30/96 10-Q)

*4.4.3	Security Agreement dated July 3, 1996 by and between Allen Freight Services, Inc. and First Tennessee Bank National Association (Exh. 4.1.4, 9/30/96 10-Q)

*4.5.1		Loan Agreement dated as of November 22, 2000 by and between P.A.M. Transport, Inc. and SunTrust Bank (Exh. 4.5.1, 2001 10-K)

*4.5.2		Revolving Credit Note dated November 22, 2000 (Exh. 4.5.2, 2001 10-K)

*4.5.3		Security Agreement by and between P.A.M. Transport, Inc. and SunTrust Bank (Exh. 4.5.3, 2001 10-K)

*4.5.4		First Amendment to Loan Agreement, Revolving Credit Note and Security Deposit (Exh. 4.5.4, 2001 10-K)

*10.1	(1)	Employment Agreement between the Registrant and Robert W. Weaver, effective July 1, 2002 (Exh. 10.1.1, 2001 10-K)

*10.1.1	(1)	Employment Agreement between the Registrant and Robert W. Weaver, effective July 1, 2004 (Exh. 10.1, 1/25/2005 8-K)

*10.1.2	(1)	New Employment Agreement between the Registrant and Robert W. Weaver, dated July 10, 2006 (Exh. 10.1, 7/28/2006 8-K)

*10.2	(1)	Employment Agreement between the Registrant and W. Clif Lawson, dated January 1, 2002 (Exh. 10.2, 2001 10-K)

*10.2.1	(1)	Memo exercising the Company's option to extend W. Clif Lawson's Employment Agreement by one year (Exh. 10.2.1, 2004 10-K)

*10.2.2	(1)	New Employment Agreement between the Registrant and W. Clif Lawson, dated June 1, 2006 (Exh. 10.2, 7/28/2006 8-K)

*10.3	(1)	Employment Agreement between the Registrant and Larry J. Goddard, dated January 1, 2002 (Exh. 10.3, 2001 10-K)

*10.3.1	(1)	Memo exercising the Company's option to extend Larry J. Goddard's Employment Agreement by one year (Exh. 10.3.1, 2004 10-K)

*10.3.2	(1)	New Employment Agreement between the Registrant and Larry J. Goddard, dated June 1, 2006 (Exh. 10.3, 7/28/2006 8-K)

*10.4	(1)	1995 Stock Option Plan, as Amended and Restated (Exh. 4.1, 6/11/99 S-8)

*10.4.1	(1)	Amendment to 1995 Stock Option Plan (Exh. 10.1, 3/07/2005 8-K)

*10.4.2	(1)	2006 Stock Option Plan (Exh. 10.1, 5/31/2006 8-K)

*10.5		Interest rate swap agreement, dated March 1, 2001 (Exh. 10.5, 2001 10-K)

*10.6		Interest rate swap agreement dated June 1, 2001 (Exh. 10.6, 2001 10-K)

*10.7	(1)	Employee Non-Qualified Stock Option Agreement (Exh. 10.1, 9/30/2004 10-Q)

*10.8	(1)	Director Non-Qualified Stock Option Agreement (Exh. 10.2, 9/30/2004 10-Q)

*10.8.1	(1)	Form of Non-Qualified Stock option Agreement for Non-Employee Director stock options that are granted under the 2006 Stock Option Plan (Exh. 10.2, 5/31/2006 8-K)

*10.9	(1)	Executive Officers and Certain Other Employees Incentive Compensation Plan, as amended (Exh. 10.3, 9/30/2004 10-Q)

*10.10	(1)	Extension of Executive Officers and Certain Other Employees Incentive Compensation Plan, as amended (Exh. 10.10, 2005 10-K)

*10.11	(1)	Executive Incentive Plan (Exh. 10.2, 6/30/2006 10-Q)

21.1	Subsidiaries of the Registrant

23.1	Consent of Grant Thornton LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1) Management contract or compensatory plan or arrangement.