Form 10-Q
period 2007-03-31
PAM TRANSPORTATION SERVICES INC
filed 2007-05-08
CIK 798287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 25, 2007
Common Stock, $.01 Par Value	10,307,607

P.A.M. TRANSPORTATION SERVICES, INC.
Form 10-Q
For The Quarter Ended March 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (in thousands, except share and per share data)
	March 31,	December 31,
	2007	2006
ASSETS	(unaudited)	(see note)
Current assets:
Cash and cash equivalents	$1,152	$1,040
Accounts receivable-net:
Trade	65,844	61,469
Other	1,504	1,361
Inventories	956	819
Prepaid expenses and deposits	10,938	14,928
Marketable equity securities available-for-sale	15,855	14,437
Income taxes refundable	-	498
Total current assets	96,249	94,552

Property and equipment:
Land	2,674	2,674
Structures and improvements	9,383	9,383
Revenue equipment	298,522	286,933
Office furniture and equipment	7,036	6,890
Total property and equipment	317,615	305,880
Accumulated depreciation	(106,951)	(102,566)
Net property and equipment	210,664	203,314

Other assets:
Goodwill	15,413	15,413
Non-compete agreements	167	217
Other	762	750
Total other assets	16,342	16,380
TOTAL ASSETS	$323,255	$314,246

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,902	$38,510
Accrued expenses and other liabilities	12,664	9,994
Current maturities of long-term debt	1,428	1,915
Deferred income taxes-current	5,669	5,658
Total current liabilities	44,663	56,077

Long-term debt-less current portion	39,822	21,205
Deferred income taxes-less current portion	52,195	51,902
Other	-	34
Total liabilities	136,680	129,218

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,366,207 and
11,362,207 shares issued; 10,307,607 and 10,303,607 shares outstanding
at March 31, 2007 and December 31, 2006, respectively	114	114
Additional paid-in capital	77,499	77,309
Accumulated other comprehensive income	3,234	3,142
Treasury stock, at cost; 1,058,600 shares	(17,869)	(17,869)
Retained earnings	123,597	122,332
Total shareholders’ equity	186,575	185,028
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$323,255	$314,246

Note: The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
OPERATING REVENUES:
Revenue, before fuel surcharge	$87,544	$90,849
Fuel surcharge	11,265	9,676
Total operating revenues	98,809	100,525

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	33,705	33,229
Fuel expense	24,592	22,254
Rent and purchased transportation	10,034	11,349
Depreciation and amortization	9,349	8,366
Operating supplies and expenses	7,482	5,939
Operating taxes and license	4,351	4,057
Insurance and claims	4,536	4,196
Communications and utilities	768	694
Other	1,640	1,498
Loss (gain) on disposition of equipment	18	(109)
Total operating expenses and costs	96,475	91,473

NET OPERATING INCOME	2,334	9,052

NON-OPERATING INCOME	241	57
INTEREST EXPENSE	(487)	(465)

NET INCOME BEFORE INCOME TAXES	2,088	8,644

FEDERAL AND STATE INCOME TAXES:
Current	512	3,271
Deferred	311	190
Total federal and state income taxes	823	3,461

NET INCOME	$1,265	$5,183

EARNINGS PER COMMON SHARE:
Basic	$0.12	$0.50
Diluted	$0.12	$0.50

AVERAGE COMMON SHARES OUTSTANDING:
Basic	10,305	10,288
Diluted	10,308	10,288

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Three Months Ended
	March 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$1,265	$5,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,349	8,366
Bad debt expense	136	123
Stock compensation-net of excess tax benefits	107	100
Non-compete agreement amortization-net of payments	16	-
Provision for deferred income taxes	311	190
Reclassification of unrealized loss on marketable equity securities	12	-
Gain on sale of marketable equity securities	(120)	-
Loss (gain) on sale or disposal of equipment	18	(109)
Changes in operating assets and liabilities:
Accounts receivable	(4,653)	(7,193)
Prepaid expenses, inventories, and other assets	3,842	4,339
Income taxes payable	498	2,955
Trade accounts payable	(1,193)	2,605
Accrued expenses	2,670	2,585
Net cash provided by operating activities	12,258	19,144

INVESTING ACTIVITIES:
Purchases of property and equipment	(32,294)	(6,228)
Proceeds from sale or disposal of equipment	3,161	3,265
Net purchases of marketable equity securities	(1,227)	(121)
Net cash used in investing activities	(30,360)	(3,084)

FINANCING ACTIVITIES:
Borrowings under line of credit	133,774	99,215
Repayments under line of credit	(114,964)	(114,341)
Repayments of long-term debt	(679)	(664)
Exercise of stock options	83	67
Net cash provided by (used in) financing activities	18,214	(15,723)

NET DECREASE IN CASH AND CASH EQUIVALENTS	112	337

CASH AND CASH EQUIVALENTS-Beginning of period	1,040	1,129

CASH AND CASH EQUIVALENTS-End of period	$1,152	$1,466

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$501	$506
Income taxes	$76	$316

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$1,858	$8,541

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Stockholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Other Comprehensive Income	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

Balance at December 31, 2006	10,303	$114	$77,309		$3,142	$(17,869)	$122,332	$185,028

Components of comprehensive income:
Net income				$1,265			1,265	1,265
Other comprehensive gain:
Unrealized gain on marketable
securities, net of tax of $(9)				92	92			92
Total comprehensive income				$1,357

Exercise of stock options-shares issued
including tax benefits	4		83					83

Share-based compensation			107					107

Balance at March 31, 2007	10,307	$114	$77,499		$3,234	$(17,869)	$123,597	$186,575

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2007

NOTE A: BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

NOTE B: RECENT ACCOUNTING PRONOUNCEMENTS
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities— Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits an entity the option to measure many financial instruments and certain other items at fair value on specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity adopts SFAS No. 159 in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company did not early-adopt SFAS No. 159 and management is currently evaluating the impact that adoption of SFAS No. 159 might have on the Company’s consolidated financial statements.

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

NOTE C: MARKETABLE EQUITY SECURITIES
The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). SFAS No. 115 requires companies to classify their investments as either trading, available-for-sale or held-to-maturity. The Company’s investments in marketable securities are classified as available-for-sale and consist of equity securities. Management determines the appropriate classification of these securities at the time of purchase and re-evaluates such designation as of each balance sheet date. During the first three months of 2007, there were no reclassifications of marketable securities. Marketable equity securities are carried at fair value, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income in shareholders’ equity. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in non-operating income. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in the determination of net income as gains (losses) on the sale of securities.

As of March 31, 2007, these equity securities had a combined cost basis of approximately $10.5 million and a combined fair market value of approximately $15.9 million. During the first three months of 2007 the Company received proceeds of approximately $265,000 for the sale of marketable equity securities with a combined cost of approximately $145,000, resulting in a realized gain of approximately $120,000. For the three months ended March 31, 2007, the Company had net unrealized gains in market value of approximately $92,000, net of deferred income taxes. As of March 31, 2007, these securities had gross unrealized gains of approximately $5.4 million and gross unrealized losses of approximately $89,000. As of March 31, 2007, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $3.2 million.

The following table shows the investments that were in a loss position at March 31, 2007 and December 31, 2006 and their related fair value at March 31, 2007 and December 31, 2006. These investments are all classified as available-for-sale and consist of equity securities. As of March 31, 2007 and December 31, 2006 there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	March 31, 2007		December 31, 2006
	(in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Equity securities with unrealized losses	$1,607	$89	$417	$12
Totals	$1,607	$89	$417	$12

NOTE D: STOCK BASED COMPENSATION
The Company maintains a stock option plan under which incentive stock options and nonqualified stock options may be granted. On March 2, 2006, the Company’s Board of Director’s adopted, and shareholders later approved, the 2006 Stock Option Plan (the “2006 Plan”). The 2006 Plan replaces the expired 1995 Stock Option Plan which had 263,500 options remaining which were never issued. Under the 2006 Plan 750,000 shares are reserved for the issuance of stock options to directors, officers, key employees and others. The option exercise price under the 2006 Plan is the fair market value of the stock on the date the option is granted. The fair market value is determined by the average of the highest and lowest sales prices for a share of the Company’s common stock, on its primary exchange, on the same date that the option is granted. During 2007, options for 16,000 shares were issued under the 2006 Plan at an option exercise price of $22.92 per share, and at March 31, 2007, 718,000 shares were available for granting future options.

Outstanding incentive stock options at March 31, 2007, must be exercised within six years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at March 31, 2007, must be exercised within five to ten years from the date of grant.

In August 2002, the Company granted performance-based variable stock options for 300,000 shares to certain key executives. The exercise price for these awards was fixed at the grant date and was equal to the fair market value of the stock on that date. On the date of grant, options for 60,000 shares vested immediately and vesting of the options for the remaining 240,000 shares was scheduled to occur on a straight-line basis each year from March 15, 2003 through March 15, 2008 upon meeting performance criteria. In order to meet the performance criteria, net income for each fiscal year must be at least equal to 1.05 times net income for the preceding fiscal year, unless net income for the preceding fiscal year was zero or negative, in which case net income for the fiscal year must be at least 90% of net income for the most recent year with positive income. The number of shares for which options vest each fiscal year will not be known until the date the performance criteria is measured. As of March 31, 2007, options for 180,000 shares have vested under this 300,000 share option grant (including those options which immediately vested upon grant) while options for 80,000 shares have been forfeited as the performance criteria were not met for the fiscal years 2003 and 2004. As of March 31, 2007 it appears remote that the performance criteria will be met for 2007. Therefore compensation expense related to these options was not recognized during the first quarter of 2007.

At March 31, 2007, the Company had stock-based compensation plans with total unrecognized stock compensation expense of approximately $417,000. Of this amount approximately $39,000 will be amortized on a straight line basis over the remaining vesting period and $378,000 will be recognized only if it becomes probable that the performance criteria required for vesting will be met. As a result, the Company expects to recognize approximately $17,000 in additional compensation expense related to unvested options awards during the remainder of 2007 and to recognize approximately $22,000 of expense in 2008. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $107,000 during the first three months of 2007 and includes approximately $101,000 recognized as a result of the annual grant of 2,000 shares to each non-employee director during the first quarter of 2007. The weighted average grant date fair value of options granted during the first three months of 2007 was $6.32 per share. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 during the three months ending March 31, 2007.

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton (“BSM”) option-pricing model using the following assumptions:

	Three Months Ended
	March 31,
	2007	2006
Dividend yield	0%	0%
Volatility range	37.34% - 38.54%	38.54% - 38.54%
Risk-free rate range	4.38% - 4.48%	4.38% - 4.38%
Expected life	2.5 years - 5 years	5 years
Fair value of options	$6.32 - $9.45	$8.89 - $9.45

The Company has never paid any cash dividends on its common stock and we do not anticipate paying any cash dividends in the foreseeable future. The estimated volatility is based on the historical volatility of our stock. The risk free rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of the options are calculated using temporary guidance provided by the SEC which allows companies to elect a “simplified method” where the expected life is the average of the vesting period and the original contractual term. This simplified method is not available for share option grants after December 31, 2007.

Information related to option activity for the three months ended March 31, 2007 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value*
			(in years)
Outstanding-beginning of year	284,500	$22.83
Granted	16,000	22.92
Exercised	(4,000)	20.79
Cancelled/forfeited/expired	-	-
Outstanding at March 31, 2007	296,500	$22.86	4.9	$66,490

Exercisable at March 31, 2007	254,000	$22.84	4.8	$64,640
___________________________
* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on March 31, 2007, was $20.62.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of March 31, 2007 and the number and weighted average exercise price of options exercisable as of March 31, 2007 is as follows:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Term	Options Exercisable
		(in years)
$16.99	8,000	2.0	8,000
$18.27	12,000	3.0	12,000
$19.88	12,500	1.5	10,000
$22.68	12,000	0.9	12,000
$22.92	16,000	5.0	16,000
$23.22	220,000	5.5	180,000
$26.73	16,000	4.2	16,000
	296,500	4.9	254,000

Cash received from option exercises totaled approximately $83,000 and $67,000 during the three months ended March 31, 2007 and March 31, 2006, respectively. The Company issues new shares upon option exercise.

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
	Three Months Ended March 31,
	2007		2006
	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$78,374	89.5	$79,705	87.7
Brokerage and Logistics Services revenue	9,170	10.5	11,144	12.3
Total revenues	$87,544	100.0	$90,849	100.0

NOTE F: TREASURY STOCK
The Company accounts for Treasury stock using the cost method and as of March 31, 2007, 1,058,600 shares were held in the treasury at an aggregate cost of approximately $17,869,000. All purchases of Treasury stock were made during 2005.

NOTE G: COMPREHENSIVE INCOME
Comprehensive income was comprised of net income plus or minus market value adjustments related to our interest rate swap agreement and marketable securities. The components of comprehensive income were as follows:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)

Net income	$1,265	$5,183

Other comprehensive income (loss):
Reclassification adjustment for losses (gains) on derivative instruments
included in net income accounted for as hedges, net of income taxes	-	18
Reclassification adjustment for unrealized losses (gains) on marketable
securities included in net income, net of income taxes	7	44
Change in fair value of interest rate swap agreements, net of income taxes	-	1
Change in fair value of marketable securities, net of income taxes	85	311
Total comprehensive income	$1,357	$5,557

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

A reconciliation of the basic and diluted income per share computations for the three months ended March 31, 2007 and 2006 is as follows:
	Three Months Ended
	March 31,
	2007	2006
	(in thousands, except per share data)

Net income	$1,265	$5,183

Basic weighted average common shares outstanding	10,305	10,288

Dilutive effect of common stock equivalents	3	-

Diluted weighted average common shares outstanding	10,308	10,288

Basic earnings per share	$0.12	$0.50

Diluted earnings per share	$0.12	$0.50

Options to purchase 264,000 and 242,000 shares of common stock were outstanding at March 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because to do so would have an anti-dilutive effect.

NOTE I: INCOME TAXES
The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. Upon adoption, and as of March 31, 2007, an adjustment to the Company’s consolidated financial statements for uncertain tax positions was not required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2003 through 2006 remain open to examination in those jurisdictions. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the three months ended March 31, 2007, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION
Certain information included in this Quarterly Report on Form 10-Q constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to expected future financial and operating results or events, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, excess capacity in the trucking industry; surplus inventories; recessionary economic cycles and downturns in customers’ business cycles; increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, license and registration fees; the resale value of the Company’s used equipment and the price of new equipment; increases in compensation for and difficulty in attracting and retaining qualified drivers and owner-operators; increases in insurance premiums and deductible amounts relating to accident, cargo, workers' compensation, health, and other claims; unanticipated increases in the number or amount of claims for which the Company is self insured; inability of the Company to continue to secure acceptable financing arrangements; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors including reductions in rates resulting from competitive bidding; the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations; a significant reduction in or termination of the Company's trucking service by a key customer; and other factors, including risk factors, included from time to time in filings made by the Company with the SEC. The Company undertakes no obligation to update or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the fiscal year ended December 31, 2006, except as follows:

Income Taxes - FIN 48. In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective for the Company beginning in 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. The application of income tax law to multi-jurisdictional operations such as those performed by the Company, are inherently complex. Laws and regulations in this area are voluminous and often ambiguous. As such, we may be required to make subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations may change over time which could cause changes in our assumptions and judgments that could materially affect amounts recognized in the consolidated financial statements. For additional information with respect to accounting for uncertain tax positions, see Note I to our consolidated financial statements.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 89.5% and 87.7% of total revenues, excluding fuel surcharges for the three months ended March 31, 2007 and 2006, respectively with remaining revenues, excluding fuel surcharges, being generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ending March 31, 2007 and 2006, approximately $11.3 million and $9.7 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS - TRUCKLOAD SERVICES
The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Three Months Ended
	March 31,
	2007	2006
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	42.3	41.0
Fuel expense, net of fuel surcharge	17.3	16.2
Rent and purchased transportation	2.2	1.3
Depreciation and amortization	11.9	10.5
Operating supplies and expenses	9.6	7.4
Operating taxes and license	5.6	5.1
Insurance and claims	5.8	5.3
Communications and utilities	0.9	0.8
Other	1.8	1.7
(Gain) loss on sale or disposal of property	0.0	(0.1)
Total operating expenses	97.4	89.2
Operating income	2.6	10.8
Non-operating income	0.3	0.1
Interest expense	(0.6)	(0.6)
Income before income taxes	2.3	10.3

THREE MONTHS ENDED MARCH 31, 2007 VS. THREE MONTHS ENDED MARCH 31, 2006

For the quarter ended March 31, 2007, truckload services revenue, before fuel surcharges, decreased 1.7% to $78.4 million as compared to $79.7 million for the quarter ended March 31, 2006. The decrease was primarily due to a 5.6% decrease in the average rate per total mile charged to customers from approximately $1.37 during the first quarter 2006 to approximately $1.29 during the first quarter of 2007. Partially offsetting the decrease in revenue related to rates was an increase in the number of miles traveled as the average number of company-owned tractors increased from 1,739 tractors during the first quarter of 2006 to 2,018 during the first quarter of 2007. These additional tractors contributed to an increase of 4.2% in the number of miles traveled and an increase of 4.9% in the number of loads transported. However, due to a softer freight market during the first quarter of 2007 as compared to the first quarter of 2006, lower equipment utilization resulted in the average miles traveled each work day per tractor decreasing from 508 miles each work day in the first quarter of 2006 to 458 miles each work day in the first quarter of 2007.

Salaries, wages and benefits increased from 41.0% of revenues, before fuel surcharges, in the first quarter of 2006 to 42.3% of revenues, before fuel surcharges, during the first quarter of 2007. The increase relates primarily to an increase in driver wages as a percentage of revenue generated as the Company experienced a lower average rate charged to the customer without a corresponding decrease in the driver pay rate. To a lesser degree, the effect of lower revenues without a corresponding decrease in those wages with fixed cost characteristics, such as general and administrative wages, also contributed to the increase in salaries, wages and benefits as a percentage of revenues, before fuel surcharges. Partially offsetting the increases discussed above was a decrease in amounts accrued for employee bonus plans.

Fuel expense increased from 16.2% of revenues, before fuel surcharges, during the first quarter of 2006 to 17.3% of revenues, before fuel surcharges, during the first quarter of 2007. Fuel costs, net of fuel surcharges, increased from $12.9 million during the first quarter of 2006 to $13.5 million during the first quarter of 2007. The increase relates primarily to the combined effect of an increase in the average price paid by the Company per gallon of diesel fuel and a lower miles-per-gallon (mpg) ratio experienced by the Company during the first quarter of 2007 as compared to the first quarter of 2006. During periods of rising fuel prices the Company is often able to recoup a portion of the increase through fuel surcharges passed along to its customers. The Company collected approximately $9.4 million in fuel surcharges during the first quarter of 2006 and $11.0 million during the first quarter of 2007.

Rent and purchased transportation increased from 1.3% of revenues, before fuel surcharges, during the first quarter of 2006 to 2.2% of revenues, before fuel surcharges, during the first quarter of 2007. The increase relates to an increase in amounts paid to third party transportation companies for intermodal services.

Depreciation and amortization increased from 10.5% of revenues, before fuel surcharges, during the first quarter of 2006 to 11.9% of revenues, before fuel surcharges, during the first quarter of 2007. Depreciation expense increased from $8.4 million during the first quarter of 2006 to $9.3 million during the first quarter of 2007 primarily as a result of fleet expansion and higher new tractor and trailer prices coupled with decreased residual trade-in values guaranteed by the manufacturer. The Company increased its tractor fleet from an average count of 1,739 units during the first quarter of 2006 to an average count of 2,018 units during the first quarter of 2007. The Company also increased its trailer fleet from an average count of 4,061 units during the first quarter of 2006 to an average count of 4,231 units during the first quarter of 2007. The fixed cost nature of the Company’s depreciation expense also contributed to the increase in depreciation expense as a percentage of revenues as revenues decreased for the three months ending March 31, 2007 as compared to March 31, 2006.

Operating supplies and expenses increased from 7.4% of revenues, before fuel surcharges, during the first quarter of 2006 to 9.6% of revenues, before fuel surcharges, during the first quarter of 2007. The increase relates primarily to an increase in amounts paid to third party driver training schools and for tractor repairs expense as the Company had approximately 280 more tractors in-service during the first quarter of 2007 as compared to tractors in-service during the first quarter of 2006.

Insurance and claims expense increased from 5.3% of revenues, before fuel surcharges, during the first quarter of 2006 to 5.8% of revenues, before fuel surcharges, during the first quarter of 2007. The increase relates primarily to an increase in auto liability insurance premiums which are determined based on a negotiated rate-per-mile with the Company’s insurance carrier. As a result, insurance expense increased as the number of miles traveled increased from 58.1 million during the first quarter of 2006 to 60.6 million during the first quarter of 2007. Also, during the third quarter of 2006 the Company’s auto liability insurance policy expired and was renewed with a rate-per-mile increase of approximately 4.4% which also contributed to the increase for the periods compared.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 89.2% for the first quarter 2006 to 97.4% for the first quarter of 2007.

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

	Three Months Ended
	March 31,
	2007	2006
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	6.2	4.8
Fuel expense, net of fuel surcharge	0.0	0.0
Rent and purchased transportation	88.0	89.2
Depreciation and amortization	0.0	0.0
Operating supplies and expenses	0.0	0.0
Operating taxes and license	0.0	0.0
Insurance and claims	0.1	0.1
Communications and utilities	0.3	0.3
Other	2.2	1.4
(Gain) loss on sale or disposal of property	0.0	0.0
Total operating expenses	96.8	95.8
Operating income	3.2	4.2
Non-operating income	0.0	0.0
Interest expense	(0.4)	(0.5)
Income before income taxes	2.8	3.7

THREE MONTHS ENDED MARCH 31, 2007 VS. THREE MONTHS ENDED MARCH 31, 2006

For the quarter ended March 31, 2007, logistics and brokerage services revenue, before fuel surcharges, decreased 17.7% to $9.2 million as compared to $11.1 million for the quarter ended March 31, 2006. The decrease was primarily the result of a 19.7% decrease in the number of loads brokered during the first quarter of 2007 as compared to the first quarter of 2006.

Salaries, wages and benefits increased from 4.8% of revenues, before fuel surcharges, in the first quarter of 2006 to 6.2% of revenues, before fuel surcharges, during the first quarter of 2007. The increase relates to the effect of lower revenues without a corresponding decrease in those wages with fixed cost characteristics, such as general and administrative wages.

Rent and purchased transportation decreased from 89.2% of revenues, before fuel surcharges, during the first quarter of 2006 to 88.0% of revenues, before fuel surcharges during the first quarter of 2007. The decrease relates to a decrease in amounts charged by third party logistics and brokerage service providers primarily as a result of a more competitive and softer freight market during the first quarter of 2007 as compared to the first quarter of 2006.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 95.8% for the first quarter 2006 to 96.8% for the first quarter of 2007.

RESULTS OF OPERATIONS - COMBINED SERVICES

THREE MONTHS ENDED MARCH 31, 2007 VS. THREE MONTHS ENDED MARCH 31, 2006

Net income for all divisions was approximately $1.3 million, or 1.4% of revenues, before fuel surcharge for the first quarter of 2007 as compared to $5.2 million or 5.7% of revenues, before fuel surcharge for the first quarter of 2006. The decrease in net income resulted in a decrease in diluted earnings per share to $0.12 for the first quarter of 2007 compared to $0.50 for the first quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES
The growth of our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our lines of credit.

During the first three months of 2007, we generated $12.2 million in cash from operating activities. Investing activities used $30.4 million in cash in the first three months of 2007. Financing activities provided $18.2 million in cash in the first three months of 2007.

Our primary use of funds is for the purchase of revenue equipment. We typically use our existing lines of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations, to finance capital expenditures and repay long-term debt. During the first three months of 2007, we utilized cash on hand and our lines of credit to finance revenue equipment purchases of approximately $31.1 million.

Occasionally we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 48 months, however as of March 31, 2007, we had no outstanding indebtedness under such installment notes.

In order to maintain our tractor and trailer fleet count it is often necessary to purchase replacement units and place them in service before trade units are removed from service. The timing difference created during this process often requires the Company to pay for new units without any reduction in price for trade units. In this situation, the Company later receives payment for the trade units as they are delivered to the equipment vendor and have passed vendor inspection. During the three months ended March 31, 2007, the Company received approximately $2.3 million for tractors delivered for trade and expects to receive approximately $21.2 million during the remainder of the year.

During the remainder of the year, we expect to purchase approximately 505 new tractors and approximately 725 trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $36.1 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

We maintain a $20.0 million revolving line of credit and a $30.0 million revolving line of credit (Line A and Line B, respectively) with separate financial institutions. Amounts outstanding under Line A bear interest at LIBOR (determined as of the first day of each month) plus 1.25% (6.57% at March 31, 2007), are secured by our accounts receivable and mature on May 31, 2007, however the Company has the intent and ability to extend the terms of this line of credit for an additional one year period until May 31, 2008. At March 31, 2007 outstanding advances on line A were approximately $18.6 million, including $310,000 in letters of credit, with availability to borrow $1.4 million. Amounts outstanding under Line B bear interest at LIBOR (determined on the last day of the previous month) plus 1.15% (6.47% at March 31, 2007), are secured by revenue equipment and mature on June 30, 2008. At March 31, 2007, $22.5 million, including $2.5 million in letters of credit were outstanding under Line B with availability to borrow $7.5 million.

Trade accounts receivable at March 31, 2007 increased approximately $4.4 million as compared to December 31, 2006. The increase resulted from a general increase in revenue, which flows through the accounts receivable account, during the month of March 2007 as compared to the revenues generated during the month of December 2006.

Prepaid expenses and deposits at March 31, 2007 decreased approximately $4.0 million as compared to December 31, 2006. The decrease reflects the amortization of prepaid tractor and trailer license fees and auto liability insurance premiums. In December 2006 approximately $2.9 million of the 2007 license fees and approximately $3.0 million of the 2007 auto liability insurance premiums were paid in advance. These prepaid expenses will be amortized to expense through the remainder of the year.

Revenue equipment, which generally consists of tractors, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units, increased approximately $11.6 million as compared to December 31, 2006. This increase is primarily the result of an increase in the size of the Company’s tractor fleet by approximately 145 units as compared to December 31, 2006.

Accounts payable at March 31, 2007 decreased approximately $13.6 million as compared to December 31, 2006. Approximately $12.4 million of the decrease is related to the payment of accounts payable to vendors for tractors received in December 2006 but not paid for until the payment due date in January 2007. The net decrease also reflects a decrease of approximately $1.9 million in amounts accrued under employee bonus plans and a $2.1 million decrease in amounts reclassified as bank drafts outstanding at March 31, 2007 as compared to December 31, 2006. Partially offsetting these decreases was an increase in amounts accrued for fuel purchases of approximately $2.2 million.

Accrued expenses and other liabilities at March 31, 2007 increased approximately $2.7 million as compared to December 31, 2006. The increase is primarily related to an increase in amounts accrued at the end of the period for employee wages and benefits which can vary significantly throughout the year depending on many factors, including the timing of the actual date employees are paid in relation to the last day of the reporting period.

Long-term debt at March 31, 2007 increased approximately $18.6 million as compared to December 31, 2006. The increase is primarily related to an increase in the balance due on the Company’s lines of credit at March 31, 2007 as compared to December 31, 2006. During the first three months of 2007 the Company borrowed approximately $18.8 million more than it repaid under its lines of credit in order to finance the purchase of revenue equipment during the first quarter of 2007 and to reduce accounts payable related to 2006 revenue equipment purchases discussed above.

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

Equity Price Risk
We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities increased to $15.9 million at March 31, 2007 from $14.4 million at December 31, 2006. The increase during the first three months of 2007 reflects additional purchases of approximately $1.5 million, sales of approximately $150,000, and an increase in the fair market value of approximately $100,000. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.6 million. For additional information with respect to the marketable equity securities, see Note C to our consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management evaluated, with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007. Based upon that evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2007 so that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls over financial reporting. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K:
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on January 22, 2007.)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: May 4, 2007	By: /s/ Robert W. Weaver
Robert W. Weaver
President and Chief Executive Officer
(principal executive officer)

Dated: May 4, 2007	By: /s/ Larry J. Goddard
Larry J. Goddard
Vice President-Finance, Chief Financial
Officer, Secretary and Treasurer
(principal accounting and financial officer)

P.A.M. TRANSPORTATION SERVICES, INC.
Index to Exhibits to Form 10-Q

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002.)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on January 22, 2007.)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer