Form 10-Q
period 2007-06-30
PAM TRANSPORTATION SERVICES INC
filed 2007-08-06
CIK 798287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 17, 2007
Common Stock, $.01 Par Value	10,270,807

P.A.M. TRANSPORTATION SERVICES, INC.
Form 10-Q
For The Quarter Ended June 30, 2007

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (in thousands, except share and per share data)
	June 30,	December 31,
	2007	2006
ASSETS	(unaudited)	(see note)
Current assets:
Cash and cash equivalents	$657	$1,040
Accounts receivable-net:
Trade	68,993	61,469
Other	1,346	1,361
Inventories	954	819
Prepaid expenses and deposits	8,834	14,928
Marketable equity securities available-for-sale	16,405	14,437
Income taxes refundable	-	498
Total current assets	97,189	94,552

Property and equipment:
Land	2,674	2,674
Structures and improvements	9,422	9,383
Revenue equipment	308,403	286,933
Office furniture and equipment	7,112	6,890
Total property and equipment	327,611	305,880
Accumulated depreciation	(110,428)	(102,566)
Net property and equipment	217,183	203,314

Other assets:
Goodwill	15,413	15,413
Non-compete agreements	117	217
Other	740	750
Total other assets	16,270	16,380
TOTAL ASSETS	$330,642	$314,246

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,531	$38,510
Accrued expenses and other liabilities	11,983	9,994
Current maturities of long-term debt	934	1,915
Income taxes payable	105	-
Deferred income taxes-current	5,958	5,658
Total current liabilities	43,511	56,077

Long-term debt-less current portion	45,931	21,205
Deferred income taxes-less current portion	52,794	51,902
Other	-	34
Total liabilities	142,236	129,218

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,366,207 and
11,362,207 shares issued; 10,270,807 and 10,303,607 shares outstanding
at June 30, 2007 and December 31, 2006, respectively	114	114
Additional paid-in capital	77,504	77,309
Accumulated other comprehensive income	3,545	3,142
Treasury stock, at cost; 1,095,400 and 1,058,600 shares at June 30, 2007 and December 31, 2006, respectively	(18,546)	(17,869)
Retained earnings	125,789	122,332
Total shareholders’ equity	188,406	185,028
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$330,642	$314,246

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
OPERATING REVENUES:
Revenue, before fuel surcharge	$92,547	$89,692	$180,090	$180,541
Fuel surcharge	14,153	13,673	25,418	23,349
Total operating revenues	106,700	103,365	205,508	203,890

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	34,036	31,886	67,741	65,115
Fuel expense	29,017	25,964	53,609	48,219
Rent and purchased transportation	9,535	11,640	19,569	22,989
Depreciation and amortization	10,150	8,428	19,499	16,794
Operating supplies and expenses	7,954	6,568	15,436	12,506
Operating taxes and license	4,603	4,114	8,954	8,171
Insurance and claims	4,667	4,092	9,202	8,288
Communications and utilities	762	629	1,530	1,323
Other	1,793	1,087	3,433	2,585
Loss (gain) on disposition of equipment	11	(33)	29	(142)
Total operating expenses and costs	102,528	94,375	199,002	185,848

NET OPERATING INCOME	4,172	8,990	6,506	18,042

NON-OPERATING INCOME	167	116	408	173
INTEREST EXPENSE	(676)	(353)	(1,163)	(817)

INCOME BEFORE INCOME TAXES	3,663	8,753	5,751	17,398

FEDERAL AND STATE INCOME TAXES:
Current	832	3,314	1,344	6,585
Deferred	639	198	950	388
Total federal and state income taxes	1,471	3,512	2,294	6,973

NET INCOME	$2,192	$5,241	$3,457	$10,425

EARNINGS PER COMMON SHARE:
Basic	$0.21	$0.51	$0.34	$1.01
Diluted	$0.21	$0.51	$0.34	$1.01

AVERAGE COMMON SHARES OUTSTANDING:
Basic	10,306	10,293	10,306	10,290
Diluted	10,307	10,301	10,307	10,295

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Six Months Ended
	June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$3,457	$10,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,499	16,794
Bad debt expense	362	37
Stock compensation-net of excess tax benefits	112	311
Provision for deferred income taxes	950	388
Reclassification of unrealized loss on marketable equity securities	12	-
Gain on sale of marketable equity securities	(120)	-
Loss (gain) on sale or disposal of equipment	29	(142)
Changes in operating assets and liabilities:
Accounts receivable	(7,871)	(5,247)
Prepaid expenses, inventories, and other assets	5,969	6,067
Income taxes payable	603	(134)
Trade accounts payable	(1,095)	2,309
Accrued expenses	2,056	2,242
Net cash provided by operating activities	23,963	33,050

INVESTING ACTIVITIES:
Purchases of property and equipment	(53,644)	(20,992)
Proceeds from sale or disposal of equipment	7,362	7,319
Net purchases of marketable equity securities	(1,215)	(227)
Net cash used in investing activities	(47,497)	(13,900)

FINANCING ACTIVITIES:
Borrowings under line of credit	263,478	209,928
Repayments under line of credit	(238,364)	(227,504)
Repayments of long-term debt	(1,368)	(1,337)
Repurchases of common stock	(677)	-
Exercise of stock options	83	101
Net cash provided by (used in) financing activities	23,152	(18,812)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(382)	338

CASH AND CASH EQUIVALENTS-Beginning of period	1,039	1,129

CASH AND CASH EQUIVALENTS-End of period	$657	$1,467

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$1,175	$860
Income taxes	$728	$6,742

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$1,389	$-

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Shareholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Other Comprehensive Income	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

Balance at December 31, 2006	10,303	$114	$77,309		$3,142	$(17,869)	$122,332	$185,028

Components of comprehensive income:
Net income				$3,457			3,457	3,457
Other comprehensive gain:
Unrealized gain on marketable
securities, net of tax of $241				403	403			403
Total comprehensive income				$3,860

Treasury stock repurchases	(36)					(677)		(677)

Exercise of stock options-shares issued
including tax benefits	4		83					83

Share-based compensation			112					112

Balance at June 30, 2007	10,271	$114	$77,504		$3,545	$(18,546)	$125,789	$188,406

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2007

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In management’s opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

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

NOTE C:  MARKETABLE EQUITY SECURITIES
The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”).  SFAS No. 115 requires companies to classify their investments as either trading, available-for-sale or held-to-maturity.  The Company’s investments in marketable securities are classified as available-for-sale and consist of equity securities.  Management determines the appropriate classification of these securities at the time of purchase and re-evaluates such designation as of each balance sheet date.  During the first six months of 2007, there were no reclassifications of marketable securities.  Marketable equity securities are carried at fair value, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income in shareholders’ equity.  The cost of securities sold is based on the specific identification method.  Interest and dividends on securities classified as available-for-sale are included in non-operating income.  Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in the determination of net income as gains (losses) on the sale of securities.

As of June 30, 2007, these equity securities had a combined cost basis of approximately $10.5 million and a combined fair market value of approximately $16.4 million.  During the first six months of 2007 the Company received proceeds of approximately $265,000 for the sale of marketable equity securities with a combined cost of approximately $145,000, resulting in a realized gain of approximately $120,000.  For the six months ended June 30, 2007, the Company had net unrealized gains in market value of approximately $400,000, net of deferred income taxes.  As of June 30, 2007, these securities had gross unrealized gains of approximately $6.1 million and gross unrealized losses of approximately $245,000.  As of June 30, 2007, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $3.5 million.

The following table shows the investments that were in a loss position at June 30, 2007 and December 31, 2006 and their related fair value at June 30, 2007 and December 31, 2006.  These investments are all classified as available-for-sale and consist of equity securities.  As of June 30, 2007 and December 31, 2006 there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	June 30, 2007		December 31, 2006
	(in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Equity securities with unrealized losses	$1,769	$245	$417	$12
Totals	$1,769	$245	$417	$12

NOTE D:  STOCK BASED COMPENSATION
The Company maintains a stock option plan under which incentive stock options and nonqualified stock options may be granted.  On March 2, 2006, the Company’s Board of Director’s adopted, and shareholders later approved, the 2006 Stock Option Plan (the “2006 Plan”).  The 2006 Plan replaces the expired 1995 Stock Option Plan which had 263,500 options remaining which were never issued.  Under the 2006 Plan 750,000 shares are reserved for the issuance of stock options to directors, officers, key employees and others.  The option exercise price under the 2006 Plan is the fair market value of the stock on the date the option is granted.  The fair market value is determined by the average of the highest and lowest sales prices for a share of the Company’s common stock, on its primary exchange, on the same date that the option is granted.  During 2007, options for 16,000 shares were issued under the 2006 Plan at an option exercise price of $22.92 per share, and at June 30, 2007, 718,000 shares were available for granting future options.

Outstanding incentive stock options at June 30, 2007, must be exercised within six years from the date of grant and vest in increments of 20% each year.  Outstanding nonqualified stock options at June 30, 2007, must be exercised within five to ten years from the date of grant.

In August 2002, the Company granted performance-based variable stock options for 300,000 shares to certain key executives.  The exercise price for these awards was fixed at the grant date and was equal to the fair market value of the stock on that date.  On the date of grant, options for 60,000 shares vested immediately and vesting of the options for the remaining 240,000 shares was scheduled to occur on a straight-line basis each year from March 15, 2003 through March 15, 2008 upon meeting performance criteria.  In order to meet the performance criteria, net income for each fiscal year must be at least equal to 1.05 times net income for the preceding fiscal year, unless net income for the preceding fiscal year was zero or negative, in which case net income for the fiscal year must be at least 90% of net income for the most recent year with positive income.  The number of shares for which options vest each fiscal year will not be known until the date the performance criteria is measured.  As of June 30, 2007, options for 180,000 shares have vested under this 300,000 share option grant (including those options which immediately vested upon grant) while options for 80,000 shares have been forfeited as the performance criteria were not met for the fiscal years 2003 and 2004.  As of June 30, 2007 it appears remote that the performance criteria will be met for 2007.  Therefore compensation expense related to these options has not been recognized during the first six months of 2007.

At June 30, 2007, the Company had stock-based compensation plans with total unrecognized stock compensation expense of approximately $411,000.  Of this amount approximately $33,000 will be amortized on a straight line basis over the remaining vesting period and $378,000 will be recognized only if it becomes probable that the performance criteria required for vesting will be met.  As a result, the Company expects to recognize approximately $11,000 in additional compensation expense related to unvested options awards during the remainder of 2007 and to recognize approximately $22,000 of expense in 2008.  Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the second quarter of 2007 and 2006 was approximately $5,000 and $211,000, respectively. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first six months of 2007 and 2006 was approximately $112,000 and $311,000, respectively.  The weighted average grant date fair value of options granted during the first six months of 2007 was $6.32 per share.  The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 during the six months ending June 30, 2007 but did not have a recognizable impact on diluted or basic earnings per share reported for the second quarter ending June 30, 2007. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 and $0.02 during the three and six months ending June 30, 2006, respectively.

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton (“BSM”) option-pricing model using the following assumptions:

	Six Months Ended
	June 30,
	2007	2006
Dividend yield	0%	0%
Volatility range	37.34% - 38.54%	33.34% - 38.54%
Risk-free rate range	4.38% - 4.48%	4.38% - 5.02%
Expected life	2.5 years - 5 years	2.5 years - 5 years
Fair value of options	$6.32 - $9.45	$6.93 - $9.45

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

Information related to option activity for the six months ended June 30, 2007 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value*
			(in years)
Outstanding-beginning of year	284,500	$22.83
Granted	16,000	22.92
Exercised	(4,000)	20.79
Cancelled/forfeited/expired	-	-
Outstanding at June 30, 2007	296,500	$22.86	4.6	$10,440

Exercisable at June 30, 2007	254,000	$22.84	4.5	$10,440
___________________________
* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on June 30, 2007, was $18.28.

The number, exercise price and weighted average remaining contractual life of options outstanding as of June 30, 2007 and the number and exercise price of options exercisable as of June 30, 2007 is as follows:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Term	Options Exercisable
		(in years)
$16.99	8,000	1.7	8,000
$18.27	12,000	2.7	12,000
$19.88	12,500	1.3	10,000
$22.68	12,000	0.7	12,000
$22.92	16,000	4.7	16,000
$23.22	220,000	5.2	180,000
$26.73	16,000	4.0	16,000
	296,500	4.6	254,000

Cash received from option exercises totaled approximately $83,000 and $101,000 during the six months ended June 30, 2007 and June 30, 2006, respectively.  The Company issues new shares upon option exercise.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$84,069	90.8	$78,276	87.3	$162,443	90.2	$157,981	87.5
Brokerage and Logistics Services revenue	8,478	9.2	11,416	12.7	17,647	9.8	22,560	12.5
Total revenues	$92,547	100.0	$89,692	100.0	$180,090	100.0	$180,541	100.0

NOTE F:  TREASURY STOCK
On May 30, 2007, the Company announced that its Board of Directors had authorized the Company to repurchase up to 600,000 shares of its common stock during the twelve month period following the announcement.  During the three months ended June 30, 2007, the Company repurchased 36,800 shares of its common stock.  The Company accounts for Treasury stock using the cost method and as of June 30, 2007, 1,095,400 shares were held in the treasury at an aggregate cost of approximately $18,546,000.

NOTE G:  COMPREHENSIVE INCOME
Comprehensive income was comprised of net income plus or minus market value adjustments related to our interest rate swap agreement and marketable securities.  The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)

Net income	$2,192	$5,241	$3,457	$10,425

Other comprehensive income:
Reclassification adjustment for losses on derivative instruments
included in net income accounted for as hedges, net of income taxes	-	-	-	18
Reclassification adjustment for unrealized losses on marketable
securities included in net income, net of income taxes	-	14	7	58
Change in fair value of interest rate swap agreements, net of income taxes	-	-	-	1
Change in fair value of marketable securities, net of income taxes	311	40	396	351
Total comprehensive income	$2,503	$5,295	$3,860	$10,853

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

A reconciliation of the basic and diluted income per share computations for the three and six months ended June 30, 2007 and 2006, respectively, is as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)

Net income	$2,192	$5,241	$3,457	$10,425

Basic weighted average common shares outstanding	10,306	10,293	10,306	10,290

Dilutive effect of common stock equivalents	1	8	1	5

Diluted weighted average common shares outstanding	10,307	10,301	10,307	10,295

Basic earnings per share	$0.21	$0.51	$.34	$1.01

Diluted earnings per share	$0.21	$0.51	$.34	$1.01

Options to purchase 264,000 and 232,500 shares of common stock were outstanding at June 30, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because to do so would have an anti-dilutive effect.

NOTE I:  INCOME TAXES
The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007.  FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position.  Upon adoption, and as of June 30, 2007, an adjustment to the Company’s consolidated financial statements for uncertain tax positions was not required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions.  The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2003 through 2006 remain open to examination in those jurisdictions.  The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense.  During the three and six months ended June 30, 2007, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

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

Income Taxes – FIN 48.  In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective for the Company beginning in 2007.  FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position.  The application of income tax law to multi-jurisdictional operations such as those performed by the Company, are inherently complex.  Laws and regulations in this area are voluminous and often ambiguous.  As such, we may be required to make subjective assumptions and judgments regarding our income tax exposures.  Interpretations of and guidance surrounding income tax laws and regulations may change over time which could cause changes in our assumptions and judgments that could materially affect amounts recognized in the consolidated financial statements.  For additional information with respect to accounting for uncertain tax positions, see Note I to our condensed consolidated financial statements.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles.  These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results.  For the three and six month periods ended June 30, 2007, truckload services revenues, excluding fuel surcharges, represented 90.8% and 90.2% of total revenues, excluding fuel surcharges, with remaining revenues, excluding fuel surcharges, being generated from brokerage and logistics services.  For the three and six month periods ended June 30, 2006, truckload services revenues, excluding fuel surcharges, represented 87.3% and 87.5% of total revenues, excluding fuel surcharges, with remaining revenues, excluding fuel surcharges, being generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers.  Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period.  During the three and six months ending June 30, 2007, approximately $14.1 million and $25.4 million, respectively, of the Company’s total revenue was generated from fuel surcharges.  During the three and six months ending June 30, 2006 approximately $13.7 million and $23.3 million, respectively, of the Company’s total revenue was generated from fuel surcharges.  We also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes.  We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES
The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated.  Fuel costs are shown net of fuel surcharges.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	39.9	40.0	41.0	40.6
Fuel expense, net of fuel surcharge	17.9	16.0	17.6	16.1
Rent and purchased transportation	2.3	1.7	2.3	1.5
Depreciation and amortization	12.1	10.7	12.0	10.6
Operating supplies and expenses	9.4	8.4	9.5	7.9
Operating taxes and license	5.5	5.3	5.5	5.2
Insurance and claims	5.5	5.2	5.7	5.3
Communications and utilities	0.9	0.8	0.9	0.8
Other	1.9	1.2	1.9	1.4
(Gain) loss on sale or disposal of property	0.0	0.0	0.0	(0.1)
Total operating expenses	95.4	89.3	96.4	89.3
Operating income	4.6	10.7	3.6	10.7
Non-operating income	0.2	0.1	0.3	0.1
Interest expense	(0.8)	(0.4)	(0.7)	(0.4)
Income before income taxes	4.0	10.4	3.2	10.4

THREE MONTHS ENDED JUNE 30, 2007 VS. THREE MONTHS ENDED JUNE 30, 2006

For the quarter ended June 30, 2007, truckload services revenue, before fuel surcharges, increased 7.4% to $84.1 million as compared to $78.3 million for the quarter ended June 30, 2006.  The increase was primarily due to an increase in the number of miles traveled from 58.3 million miles during the second quarter of 2006 to 64.9 million miles during the second quarter of 2007 and resulting largely from an increase in the average number of company-owned tractors from 1,776 during the second quarter of 2006 to 2,055 during the second quarter of 2007.  However, due to a softer freight market during the second quarter of 2007 as compared to the second quarter of 2006, the Company experienced both a decrease in the average rate per total mile charged to customers from approximately $1.34 during the second quarter 2006 to approximately $1.30 during the second quarter of 2007 and lower equipment utilization as the average miles traveled each work day per tractor decreased from 508 miles each work day in the second quarter of 2006 to 488 miles each work day in the second quarter of 2007.

Salaries, wages and benefits remained relatively constant as a percentage of revenues, before fuel surcharges, however, due to the direct correlation between driver wages, which are primarily based on miles, and mileage-based revenue, salaries, wages and benefits increased to $33.5 million for the second quarter of 2007 as compared to $31.4 million for the second quarter of 2006 as the number of miles traveled increased from 58.3 million during the second quarter of 2006 to 64.9 million during the second quarter of 2007. Also affecting the dollar-based increase was an increase in amounts paid for driver lease expense, which is a component of salaries, wages and benefits, as the average number of owner operators under contract increased from 45 during the second quarter of 2006 to 57 during the second quarter of 2007 and a decrease in amounts accrued for employee bonus plans during the second quarter of 2007 as compared to the second quarter of 2006.

Fuel expense, net of fuel surcharge, increased from 16.0% of revenues, before fuel surcharges, during the second quarter of 2006 to 17.9% of revenues, before fuel surcharges, during the second quarter of 2007 which represented an increase from $12.6 million during the second quarter of 2006 to $15.0 million during the second quarter of 2007.   The primary reason for the increase was a reduction in the amount of fuel surcharges collected from customers on a per-gallon basis from an average of $1.27 per gallon during the second quarter of 2006 to an average of $1.17 per gallon during the second quarter of 2007.  Fuel surcharge collections vary from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices.  The average price paid per-gallon for diesel fuel decreased as the Company progressed through the second quarter of 2007 while during the second quarter of 2006 the average price paid per-gallon for diesel fuel rose during the quarter.  Also contributing to the increase was the combined effect of an increase in the number of miles traveled from 58.3 million miles during the second quarter of 2006 to 64.9 million miles during the second quarter of 2007 and a lower miles-per-gallon (mpg) ratio of 5.91 mpg experienced by the Company during the second quarter of 2007 as compared to a 6.01 mpg ratio during the second quarter of 2006.

Rent and purchased transportation increased from 1.7% of revenues, before fuel surcharges, during the second quarter of 2006 to 2.3% of revenues, before fuel surcharges, during the second quarter of 2007.  The increase relates to an increase in amounts paid to third party transportation companies for intermodal services resulting from an increase in business with customers who require intermodal services.

Depreciation and amortization increased from 10.7% of revenues, before fuel surcharges, during the second quarter of 2006 to 12.1% of revenues, before fuel surcharges, during the second quarter of 2007.  Depreciation expense increased from $8.4 million during the second quarter of 2006 to $10.1 million during the second quarter of 2007 primarily as a result of fleet expansion and higher new tractor and trailer prices coupled with decreased residual trade-in values guaranteed by the manufacturer.  The Company increased its tractor fleet from an average count of 1,776 units during the second quarter of 2006 to an average count of 2,055 units during the second quarter of 2007.

Operating supplies and expenses increased from 8.4% of revenues, before fuel surcharges, during the second quarter of 2006 to 9.4% of revenues, before fuel surcharges, during the second quarter of 2007. The increase relates primarily to an increase in amounts paid for tractor repairs expense as the Company had an average of 279 more tractors in-service during the second quarter of 2007 as compared to tractors in-service during the second quarter of 2006.

Operating taxes and license increased from 5.3% of revenues, before fuel surcharges, during the second quarter of 2006 to 5.5% of revenues, before fuel surcharges, during the second quarter of 2007.  The increase relates to an increase in amounts paid for federal and state fuel taxes resulting from an increase in the number of gallons of diesel fuel purchased during the second quarter of 2007 as compared to the second quarter of 2006 due to a decrease in fuel efficiency experienced by the Company during the periods compared.

Insurance and claims expense increased from 5.2% of revenues, before fuel surcharges, during the second quarter of 2006 to 5.5% of revenues, before fuel surcharges, during the second quarter of 2007.  The increase relates primarily to an increase in auto liability insurance premiums which are determined based on a negotiated rate-per-mile with the Company’s insurance carrier and as a result, insurance expense increased as the number of miles traveled increased from 58.3 million during the second quarter of 2006 to 64.9 million during the second quarter of 2007.  Also, during the third quarter of 2006 the Company’s auto liability insurance policy expired and was renewed with a rate-per-mile increase of approximately 4.4% which also contributed to the increase for the periods compared.

Other expenses increased from 1.2% of revenues, before fuel surcharges, during the second quarter of 2006 to 1.9% of revenues, before fuel surcharges, during the second quarter of 2007. The increase relates primarily to an increase in uncollectible revenue expense which during the second quarter of 2006 included credits for recoveries of amounts previously written-off as uncollectible while similar credits were not present during the second quarter of 2007.  Also contributing to the increase was an increase in amounts paid for the outsourcing of shop employees at one of the Company’s terminals during the second quarter of 2007 as compared to the second quarter of 2006.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 89.3% for the second quarter 2006 to 95.4% for the second quarter of 2007.

SIX MONTHS ENDED JUNE 30, 2007 VS. SIX MONTHS ENDED JUNE 30, 2006

For the first six months ended June 30, 2007, truckload services revenue, before fuel surcharges, increased 2.8% to $162.4 million as compared to $158.0 million for the first six months ended June 30, 2006.  The increase was primarily due to an increase in the number of miles traveled from 116.5 million miles during the first six months of 2006 to 125.5 million miles during the first six months of 2007 and resulting largely from an increase in the average number of company-owned tractors from 1,757 during the first six months of 2006 to 2,036 during the first six months of 2007.  However, due to a softer freight market during the first six months of 2007 as compared to the first six months of 2006, the Company experienced both a decrease in the average rate per total mile charged to customers from approximately $1.36 during the first six months 2006 to approximately $1.29 during the first six months of 2007 and lower equipment utilization as the average miles traveled each work day per tractor decreased from 508 miles each work day in the first six months of 2006 to 473 miles each work day in the first six months of 2007.

Salaries, wages and benefits increased from 40.6% of revenues, before fuel surcharges, in the first six months of 2006 to 41.0% of revenues, before fuel surcharges, during the first six months of 2007.  The increase was primarily related to an increase in driver wages which increased from $39.5 million during the first six months of 2006 to $42.7 million during the first six months of 2007 as the number of company driver compensated miles increased from 116.5 million miles during the first six months of 2006 to 125.5 million miles during the first six months of 2007. Also contributing to the increase was an increase of approximately $900,000 in self-insured health insurance expense during the first six months of 2007 as compared to the first six months of 2006.  Partially offsetting the increase was a decrease of approximately $1.7 million in amounts accrued for employee bonus expense during the first six months of 2007 as compared to the first six months of 2006.

Fuel expense, net of fuel surcharge, increased from 16.1% of revenues, before fuel surcharges, during the first six months of 2006 to 17.6% of revenues, before fuel surcharges, during the first six months of 2007 which represented an increase from $25.5 million during the first six months of 2006 to $28.6 million during the first six months of 2007.   The primary reason for the increase was the combined effect of an increase in the number of miles traveled from 116.5 million miles during the first six months of 2006 to 125.5 million miles during the first six months of 2007 and a lower miles-per-gallon (mpg) ratio of 5.84 mpg experienced by the Company during the first six months of 2007 as compared to a 5.99 mpg ratio during the first six months of 2006. Also contributing to the increase was a reduction in the amount of fuel surcharges collected from customers on a per-gallon basis from an average of $1.09 per gallon during the first six months of 2006 to an average of $1.07 per gallon during the first six months of 2007.

Rent and purchased transportation increased from 1.5% of revenues, before fuel surcharges, during the first six months of 2006 to 2.3% of revenues, before fuel surcharges, during the first six months of 2007.  The increase relates to an increase in amounts paid to third party transportation companies for intermodal services resulting from an increase in business with customers who require intermodal services.

Depreciation and amortization increased from 10.6% of revenues, before fuel surcharges, during the first six months of 2006 to 12.0% of revenues, before fuel surcharges, during the first six months of 2007.  Depreciation expense increased from $16.8 million during the first six months of 2006 to $19.5 million during the first six months of 2007 primarily as a result of fleet expansion and higher new tractor and trailer prices coupled with decreased residual trade-in values guaranteed by the manufacturer.  The Company increased its tractor fleet from an average count of 1,757 units during the first six months of 2006 to an average count of 2,036 units during the first six months of 2007.

Operating supplies and expenses increased from 7.9% of revenues, before fuel surcharges, during the first six months of 2006 to 9.5% of revenues, before fuel surcharges, during the first six months of 2007. The increase relates primarily to an increase in amounts paid for tractor repairs expense as the Company had an average of 279 more tractors in-service during the first six months of 2007 as compared to tractors in-service during the first six months of 2006.

Operating taxes and license increased from 5.2% of revenues, before fuel surcharges, during the first six months of 2006 to 5.5% of revenues, before fuel surcharges, during the first six months of 2007.  The increase relates to an increase in amounts paid for federal and state fuel taxes resulting from an increase in the number of gallons of diesel fuel purchased during the first six months of 2007 as compared to the first six months of 2006 due to a decrease in fuel efficiency experienced by the Company during the periods compared.

Insurance and claims expense increased from 5.3% of revenues, before fuel surcharges, during the first six months of 2006 to 5.7% of revenues, before fuel surcharges, during the first six months of 2007.  The increase relates primarily to an increase in auto liability insurance premiums which are determined based on a negotiated rate-per-mile with the Company’s insurance carrier and as a result, insurance expense increased as the number of miles traveled increased from 116.5 million during the first six months of 2006 to 125.5 million during the first six months of 2007.  Also, during the third quarter of 2006 the Company’s auto liability insurance policy expired and was renewed with a rate-per-mile increase of approximately 4.4% which also contributed to the increase for the periods compared.

Other expenses increased from 1.4% of revenues, before fuel surcharges, during the first six months of 2006 to 1.9% of revenues, before fuel surcharges, during the first six months of 2007.  The increase relates primarily to an increase in uncollectible revenue expense which during the first six months of 2006 included credits for recoveries of amounts previously written-off as uncollectible while similar credits were not present during the first six months of 2007.  Also contributing to the increase was an increase in amounts paid for the outsourcing of shop employees at one of the Company’s terminals during the first six months of 2007 as compared to the first six months of 2006.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 89.3% for the first six months 2006 to 96.4% for the first six months of 2007.

RESULTS OF OPERATIONS – LOGISTICS AND BROKERAGE SERVICES
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	6.0	4.6	6.1	4.7
Fuel expense, net of fuel surcharge	0.0	0.0	0.0	0.0
Rent and purchased transportation	88.1	88.1	88.1	88.6
Depreciation and amortization	0.0	0.0	0.0	0.0
Operating supplies and expenses	0.0	0.0	0.0	0.0
Operating taxes and license	0.0	0.0	0.0	0.0
Insurance and claims	0.1	0.1	0.1	0.1
Communications and utilities	0.3	0.2	0.3	0.3
Other	2.0	1.5	2.1	1.5
(Gain) loss on sale or disposal of property	0.0	0.0	0.0	0.0
Total operating expenses	96.5	94.5	96.7	95.2
Operating income	3.5	5.5	3.3	4.8
Non-operating income	0.0	0.0	0.0	0.0
Interest expense	(0.4)	(0.4)	(0.4)	(0.4)
Income before income taxes	3.1	5.1	2.9	4.4

THREE MONTHS ENDED JUNE 30, 2007 VS. THREE MONTHS ENDED JUNE 30, 2006

For the quarter ended June 30, 2007, logistics and brokerage services revenue, before fuel surcharges, decreased 25.7% to $8.5 million as compared to $11.4 million for the quarter ended June 30, 2006.  The decrease was the result of a 26.0% decrease in the number of loads brokered during the second quarter of 2007 as compared to the second quarter of 2006.

Salaries, wages and benefits increased from 4.6% of revenues, before fuel surcharges, in the second quarter of 2006 to 6.0% of revenues, before fuel surcharges, during the second quarter of 2007.  The increase relates to the effect of lower revenues without a corresponding decrease in those wages with fixed cost characteristics, such as general and administrative wages.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 94.5% for the second quarter of 2006 to 96.5% for the second quarter of 2007.

SIX MONTHS ENDED JUNE 30, 2007 VS. SIX MONTHS ENDED JUNE 30, 2006

For the first six months ended June 30, 2007, logistics and brokerage services revenue, before fuel surcharges, decreased 21.8% to $17.6 million as compared to $22.6 million for the first six months ended June 30, 2006.  The decrease was the result of a 22.8% decrease in the number of loads brokered during the first six months of 2007 as compared to the first six months of 2006.

Salaries, wages and benefits increased from 4.7% of revenues, before fuel surcharges, during the first six months of 2006 to 6.1% of revenues, before fuel surcharges, during the first six months of 2007.  The increase relates to the effect of lower revenues without a corresponding decrease in those wages with fixed cost characteristics, such as general and administrative wages.

Rent and purchased transportation decreased from 88.6% of revenues, before fuel surcharges, during the first six months of 2006 to 88.1% of revenues, before fuel surcharges during the first six months of 2007.  The decrease relates to a decrease in amounts charged by third party logistics and brokerage service providers primarily as a result of a more competitive and softer freight market during the first six months of 2007 as compared to the first six months of 2006.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 95.2% for the first six months of 2006 to 96.7% for the first six months of 2007.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED JUNE 30, 2007 VS. THREE MONTHS ENDED JUNE 30, 2006

Net income for all divisions was $2.2 million, or 2.4% of revenues, before fuel surcharge for the second quarter of 2007 as compared to $5.2 million or 5.8% of revenues, before fuel surcharge for the second quarter of 2006.  The decrease in net income resulted in a decrease in diluted earnings per share to $0.21 for the second quarter of 2007 compared to $0.51 for the second quarter of 2006.

SIX MONTHS ENDED JUNE 30, 2007 VS. SIX MONTHS ENDED JUNE 30, 2006

Net income for all divisions was $3.5 million, or 1.9% of revenues, before fuel surcharge for the first six months of 2007 as compared to $10.4 million or 5.8% of revenues, before fuel surcharge for the first six months of 2006.  The decrease in net income resulted in a decrease in diluted earnings per share to $0.34 for the first six months of 2007 compared to $1.01 for the first six months of 2006.

LIQUIDITY AND CAPITAL RESOURCES
The growth of our business has required, and will continue to require, a significant investment in new revenue equipment.  Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our lines of credit.

During the first six months of 2007, we generated $24.0 million in cash from operating activities.  Investing activities used $47.5 million in cash in the first six months of 2007.  Financing activities provided $23.2 million in cash in the first six months of 2007.

Our primary use of funds is for the purchase of revenue equipment.  We typically use our existing lines of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations, to finance capital expenditures and repay long-term debt.  During the first six months of 2007, we utilized cash on hand and our lines of credit to finance revenue equipment purchases of approximately $51.3 million.

Occasionally we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 48 months, however as of June 30, 2007, we had no outstanding indebtedness under such installment notes.

In order to maintain our tractor and trailer fleet count it is often necessary to purchase replacement units and place them in service before trade units are removed from service.  The timing difference created during this process often requires the Company to pay for new units without any reduction in price for trade units.  In this situation, the Company later receives payment for the trade units as they are delivered to the equipment vendor and have passed vendor inspection.  During the six months ended June 30, 2007, the Company received approximately $4.4 million for tractors delivered for trade and expects to receive approximately $6.9 million during the remainder of the year.

During the remainder of the year, we expect to purchase approximately 300 new tractors and approximately 475 trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $32.4 million.  Management believes we will be able to finance our near term needs for working  capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources.  We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital.  The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations.  Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

We maintain two $30.0 million revolving lines of credit (Line A and Line B, respectively) with separate financial institutions.  Amounts outstanding under Line A bear interest at LIBOR (determined as of the first day of each month) plus 1.25% (6.57% at June 30, 2007), are secured by our accounts receivable and mature on May 31, 2009.  At June 30, 2007 outstanding advances on line A were approximately $19.9 million, including $310,000 in letters of credit, with availability to borrow $10.1 million.  Amounts outstanding under Line B bear interest at LIBOR (determined on the last day of the previous month) plus 1.15% (6.47% at June 30, 2007), are secured by revenue equipment and mature on June 30, 2008, however the Company has the intent and ability to extend the terms of this line of credit for an additional one year period until June 30, 2009.  At June 30, 2007, $27.5 million, including $2.5 million in letters of credit were outstanding under Line B with availability to borrow $2.5 million.

Trade accounts receivable at June 30, 2007 increased approximately $7.5 million as compared to December 31, 2006.  The increase resulted from a general increase in revenue, which flows through the accounts receivable account, during the month of June 2007 as compared to the revenues generated during the month of December 2006.

Prepaid expenses and deposits at June 30, 2007 decreased approximately $6.1 million as compared to December 31, 2006.  The decrease reflects the amortization of prepaid tractor and trailer license fees and auto liability insurance premiums.  In December 2006 approximately $2.9 million of the 2007 license fees and approximately $3.0 million of the 2007 auto liability insurance premiums were paid in advance.  These prepaid expenses will be amortized to expense through the remainder of the year.

Revenue equipment, which generally consists of tractors, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units, increased approximately $21.5 million as compared to December 31, 2006.  This increase is primarily the result of an increase in the size of the Company’s tractor and trailer fleet as compared to December 31, 2006.

Accounts payable at June 30, 2007 decreased approximately $14.0 million as compared to December 31, 2006.  Approximately $12.4 million of the decrease is related to the payment of accounts payable to vendors for tractors received in December 2006 but not paid for until the payment due date in January 2007.  The net decrease also reflects a decrease of approximately $1.9 million in amounts accrued under employee bonus plans and a $2.6 million decrease in amounts reclassified as bank drafts outstanding at June 30, 2007 as compared to December 31, 2006.  Partially offsetting these decreases was an increase in amounts accrued for fuel purchases of approximately $1.1 million.

Accrued expenses and other liabilities at June 30, 2007 increased approximately $2.0 million as compared to December 31, 2006.  The increase is primarily related to an increase in amounts accrued at the end of the period for employee wages and benefits which can vary significantly throughout the year depending on many factors, including the timing of the actual date employees are paid in relation to the last day of the reporting period.

Long-term debt at June 30, 2007 increased approximately $24.7 million as compared to December 31, 2006.  The increase is primarily related to an increase in the balance due on the Company’s lines of credit at June 30, 2007 as compared to December 31, 2006.  During the first six months of 2007 the Company borrowed approximately $25.1 million more than it repaid under its lines of credit in order to finance the purchase of revenue equipment during 2007 and to reduce accounts payable related to 2006 revenue equipment purchases previously discussed above.

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

Equity Price Risk
We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price.  The recorded value of marketable equity securities increased to $16.4 million at June 30, 2007 from $14.4 million at December 31, 2006.  The increase during the first six months of 2007 reflects additional purchases of approximately $1.5 million, sales of approximately $150,000, and an increase in the fair market value of approximately $650,000.  A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.6 million.  For additional information with respect to the marketable equity securities, see Note C to our condensed consolidated financial statements.

Interest Rate Risk
Our two lines of credit each bear interest at a floating rate equal to LIBOR plus a fixed percentage.  Accordingly, changes in LIBOR, which are effected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the lines of credit.  Assuming $40.0 million of variable rate debt was outstanding, a hypothetical 100 basis point increase in LIBOR for a one year period would result in approximately $400,000 of additional interest expense.

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

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management evaluated, with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007.  Based upon that evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2007 so that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls over financial reporting.  There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 30, 2007, the Company announced that its Board of Directors had authorized the Company to repurchase up to 600,000 shares of its common stock during the twelve month period following the announcement.  The following table summarizes the Company’s common stock repurchases during the second quarter of 2007 made pursuant to this authorization.  No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser”.

Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Period
April 1-30, 2007	-	-	-	600,000
May 1-31, 2007	-	-	-	600,000
June 1-30, 2007	36,800	$18.3614	36,800	563,200
Total	36,800	$18.3614	36,800

Item 4.  Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on May 24, 2007.  The matters voted on at the meeting and the votes cast with respect to each matter were as follows:
Proposal to elect eight directors:	Votes For	Votes Withheld	Abstentions	Broker Non-votes
Frederick P. Calderone	8,262,024	1,675,352	0	0
Frank L. Conner	9,824,188	113,188	0	0
Christopher L. Ellis	9,720,839	216,537	0	0
Manual J. Moroun	8,170,048	1,767,328	0	0
Matthew T. Moroun	8,141,485	1,795,891	0	0
Daniel C. Sullivan	9,720,839	216,537	0	0
Robert W. Weaver	7,974,126	1,963,250	0	0
Charles F. Wilkins	9,665,054	272,322	0	0

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-K:
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on January 22, 2007.)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: August 3, 2007	By: /s/ Robert W. Weaver
Robert W. Weaver
President and Chief Executive Officer
(principal executive officer)

Dated: August 3, 2007	By: /s/ Larry J. Goddard
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