Form 10-Q
period 2007-09-30
PAM TRANSPORTATION SERVICES INC
filed 2007-11-08
CIK 798287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 25, 2007
Common Stock, $.01 Par Value	10,260,807

P.A.M. TRANSPORTATION SERVICES, INC.
Form 10-Q
For The Quarter Ended September 30, 2007

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (in thousands, except share and per share data)
	September 30,	December 31,
	2007	2006
ASSETS	(unaudited)	(see note)
Current assets:
Cash and cash equivalents	$1,470	$1,040
Accounts receivable-net:
Trade	66,704	61,469
Other	1,336	1,361
Inventories	970	819
Prepaid expenses and deposits	10,224	14,928
Marketable equity securities available-for-sale	17,759	14,437
Income taxes refundable	1,193	498
Total current assets	99,656	94,552

Property and equipment:
Land	2,674	2,674
Structures and improvements	9,427	9,383
Revenue equipment	311,659	286,933
Office furniture and equipment	7,214	6,890
Total property and equipment	330,974	305,880
Accumulated depreciation	(114,536)	(102,566)
Net property and equipment	216,438	203,314

Other assets:
Goodwill	15,413	15,413
Non-compete agreements	67	217
Other	919	750
Total other assets	16,399	16,380
TOTAL ASSETS	$332,493	$314,246

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,769	$38,510
Accrued expenses and other liabilities	11,298	9,994
Current maturities of long-term debt	2,370	1,915
Deferred income taxes-current	5,843	5,658
Total current liabilities	51,280	56,077

Long-term debt-less current portion	40,193	21,205
Deferred income taxes-less current portion	52,946	51,902
Other	-	34
Total liabilities	144,419	129,218

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,368,207 and
11,362,207 shares issued; 10,260,807 and 10,303,607 shares outstanding
at September 30, 2007 and December 31, 2006, respectively	114	114
Additional paid-in capital	77,546	77,309
Accumulated other comprehensive income	3,355	3,142
Treasury stock, at cost; 1,107,400 and 1,058,600 shares at September 30, 2007 and December 31, 2006, respectively	(18,766)	(17,869)
Retained earnings	125,825	122,332
Total shareholders’ equity	188,074	185,028
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$332,493	$314,246

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
OPERATING REVENUES:
Revenue, before fuel surcharge	$86,625	$85,503	$266,715	$266,044
Fuel surcharge	14,546	14,371	39,964	37,720
Total operating revenues	101,171	99,874	306,679	303,764

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	33,583	31,460	101,324	96,575
Fuel expense	28,555	26,202	82,164	74,421
Rent and purchased transportation	9,677	10,935	29,246	33,924
Depreciation and amortization	10,086	8,393	29,585	25,187
Operating supplies and expenses	8,027	6,783	23,463	19,289
Operating taxes and license	4,255	4,114	13,209	12,284
Insurance and claims	4,083	4,221	13,285	12,509
Communications and utilities	784	638	2,314	1,962
Other	1,694	1,237	5,128	3,822
(Gain) loss on disposition of equipment	(56)	219	(27)	78
Total operating expenses and costs	100,688	94,202	299,691	280,051

NET OPERATING INCOME	483	5,672	6,988	23,713

NON-OPERATING INCOME	179	140	587	314
INTEREST EXPENSE	(600)	(300)	(1,762)	(1,117)

INCOME BEFORE INCOME TAXES	62	5,512	5,813	22,910

FEDERAL AND STATE INCOME TAXES:
Current	(137)	1,668	1,207	8,253
Deferred	163	576	1,113	964
Total federal and state income taxes	26	2,244	2,320	9,217

NET INCOME	$36	$3,268	$3,493	$13,693

EARNINGS PER COMMON SHARE:
Basic	$0.00	$0.32	$0.34	$1.33
Diluted	$0.00	$0.32	$0.34	$1.33

AVERAGE COMMON SHARES OUTSTANDING:
Basic	10,265	10,301	10,292	10,294
Diluted	10,266	10,309	10,293	10,300

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Nine Months Ended
	September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$3,493	$13,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,585	25,187
Bad debt expense	449	(42)
Stock compensation-net of excess tax benefits	118	411
Provision for deferred income taxes	1,113	964
Reclassification of unrealized loss on marketable equity securities	11	-
Gain on sale of marketable equity securities	(120)	-
(Gain) loss on sale or disposal of equipment	(27)	78
Changes in operating assets and liabilities:
Accounts receivable	(5,659)	(6,305)
Prepaid expenses, inventories, and other assets	4,385	7,355
Income taxes payable	(695)	(1,483)
Trade accounts payable	4,239	1,830
Accrued expenses	1,420	1,750
Net cash provided by operating activities	38,312	43,438

INVESTING ACTIVITIES:
Purchases of property and equipment	(65,202)	(38,217)
Proceeds from sale or disposal of equipment	11,540	9,669
Net purchases of marketable equity securities	(2,885)	(1,126)
Net cash used in investing activities	(56,547)	(29,674)

FINANCING ACTIVITIES:
Borrowings under line of credit	383,301	336,234
Repayments under line of credit	(363,727)	(350,322)
Borrowings of long-term debt	1,913	1,996
Repayments of long-term debt	(2,044)	(2,013)
Repurchases of common stock	(897)	-
Exercise of stock options	119	259
Net cash provided by (used in) financing activities	18,665	(13,846)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	430	(82)

CASH AND CASH EQUIVALENTS-Beginning of period	1,040	1,129

CASH AND CASH EQUIVALENTS-End of period	$1,470	$1,047

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$1,787	$1,093
Income taxes	$1,965	$9,767

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$3,294	$1,058

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Shareholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Other Comprehensive Income	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

Balance at December 31, 2006	10,303	$114	$77,309		$3,142	$(17,869)	$122,332	$185,028

Components of comprehensive income:
Net income				$3,493			3,493	3,493
Other comprehensive gain:
Unrealized gain on marketable
securities, net of tax of $115				213	213			213
Total comprehensive income				$3,706

Treasury stock repurchases	(48)					(897)		(897)

Exercise of stock options-shares issued
including tax benefits	6		119					119

Share-based compensation			118					118

Balance at September 30, 2007	10,261	$114	$77,546		$3,355	$(18,766)	$125,825	$188,074

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2007

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

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

NOTE C:  MARKETABLE EQUITY SECURITIES
The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). SFAS No. 115 requires companies to classify their investments as either trading, available-for-sale or held-to-maturity. The Company’s investments in marketable securities are classified as available-for-sale and consist of equity securities. Management determines the appropriate classification of these securities at the time of purchase and re-evaluates such designation as of each balance sheet date. During the first nine months of 2007, there were no reclassifications of marketable securities. Marketable equity securities are carried at fair value, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income in shareholders’ equity. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in non-operating income. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in the determination of net income as gains (losses) on the sale of securities.

As of September 30, 2007, these equity securities had a combined cost basis of approximately $12.2 million and a combined fair market value of approximately $17.8 million. During the first nine months of 2007 the Company received proceeds of approximately $265,000 for the sale of marketable equity securities with a combined cost of approximately $145,000, resulting in a realized gain of approximately $120,000. For the nine months ended September 30, 2007, the Company had net unrealized gains in market value of approximately $210,000, net of deferred income taxes. As of September 30, 2007, these securities had gross unrealized gains of approximately $6.1 million and gross unrealized losses of approximately $536,000. As of September 30, 2007, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $3.4 million.

The following table shows the investments that were in a loss position at September 30, 2007 and December 31, 2006 and their related fair value at September 30, 2007 and December 31, 2006. These investments are all classified as available-for-sale and consist of equity securities. As of September 30, 2007 and December 31, 2006 there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	September 30, 2007		December 31, 2006
	(in thousands)
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Equity securities with unrealized losses	$2,767	$536	$417	$12
Totals	$2,767	$536	$417	$12

NOTE D:  STOCK BASED COMPENSATION
The Company maintains a stock option plan under which incentive stock options and nonqualified stock options may be granted. On March 2, 2006, the Company’s Board of Director’s adopted, and shareholders later approved, the 2006 Stock Option Plan (the “2006 Plan”). The 2006 Plan replaces the expired 1995 Stock Option Plan which had 263,500 options remaining which were never issued. Under the 2006 Plan 750,000 shares are reserved for the issuance of stock options to directors, officers, key employees and others. The option exercise price under the 2006 Plan is the fair market value of the stock on the date the option is granted. The fair market value is determined by the average of the highest and lowest sales prices for a share of the Company’s common stock, on its primary exchange, on the same date that the option is granted. During 2007, options for 16,000 shares were issued under the 2006 Plan at an option exercise price of $22.92 per share, and at September 30, 2007, 718,000 shares were available for granting future options.

Outstanding incentive stock options at September 30, 2007, must be exercised within six years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at September 30, 2007, must be exercised within five to ten years from the date of grant.

In August 2002, the Company granted performance-based variable stock options for 300,000 shares to certain key executives. The exercise price for these awards was fixed at the grant date and was equal to the fair market value of the stock on that date. On the date of grant, options for 60,000 shares vested immediately and vesting of the options for the remaining 240,000 shares was scheduled to occur on a straight-line basis each year from March 15, 2003 through March 15, 2008 upon meeting performance criteria. In order to meet the performance criteria, net income for each fiscal year must be at least equal to 1.05 times net income for the preceding fiscal year, unless net income for the preceding fiscal year was zero or negative, in which case net income for the fiscal year must be at least 90% of net income for the most recent year with positive income. The number of shares for which options vest each fiscal year will not be known until the date the performance criteria is measured. As of September 30, 2007, options for 180,000 shares have vested under this 300,000 share option grant (including those options which immediately vested upon grant) while options for 80,000 shares have been forfeited as the performance criteria were not met for the fiscal years 2003 and 2004. As of September 30, 2007 it appears remote that the performance criteria will be met for 2007. Therefore compensation expense related to these options has not been recognized during the first nine months of 2007.

At September 30, 2007, the Company had stock-based compensation plans with total unrecognized stock compensation expense of approximately $406,000. Of this amount approximately $28,000 will be amortized on a straight line basis over the remaining vesting period and $378,000 will be recognized only if it becomes probable that the performance criteria required for vesting will be met. As a result, the Company expects to recognize approximately $6,000 in additional compensation expense related to unvested options awards during the remainder of 2007 and to recognize approximately $22,000 of expense in 2008. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the third quarter of 2007 and 2006 was approximately $5,000 and $100,000, respectively. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first nine months of 2007 and 2006 was approximately $117,000 and $411,000, respectively. The weighted average grant date fair value of options granted during the first nine months of 2007 was $6.32 per share. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 during the nine months ending September 30, 2007 but did not have a recognizable impact on diluted or basic earnings per share reported for the third quarter ending September 30, 2007. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 and $0.03 during the three and nine months ending September 30, 2006, respectively.

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

Information related to option activity for the nine months ended September 30, 2007 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value*
			(in years)
Outstanding-beginning of year	284,500	$22.83
Granted	16,000	22.92
Exercised	(6,000)	19.95
Cancelled/forfeited/expired	-	-
Outstanding at September 30, 2007	294,500	$22.89	4.4	$8,080

Exercisable at September 30, 2007	254,500	$22.84	4.3	$8,080
___________________________
* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on September 30, 2007, was $18.00.

The number, exercise price and weighted average remaining contractual life of options outstanding as of September 30, 2007 and the number and exercise price of options exercisable as of September 30, 2007 is as follows:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Term	Options Exercisable
		(in years)
$16.99	8,000	1.4	8,000
$18.27	10,000	2.5	10,000
$19.88	12,500	1.0	12,500
$22.68	12,000	0.4	12,000
$22.92	16,000	4.5	16,000
$23.22	220,000	5.0	180,000
$26.73	16,000	3.7	16,000
	294,500	4.4	254,500

Cash received from option exercises totaled approximately $120,000 and $258,000 during the nine months ended September 30, 2007 and September 30, 2006, respectively. The Company issues new shares upon option exercise.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$78,355	90.5	$74,866	87.6	$240,798	90.3	$232,847	87.5
Brokerage and Logistics Services revenue	8,270	9.5	10,637	12.4	25,917	9.7	33,197	12.5
Total revenues	$86,625	100.0	$85,503	100.0	$266,715	100.0	$266,044	100.0

NOTE F:  TREASURY STOCK
On May 30, 2007, the Company announced that its Board of Directors had authorized the Company to repurchase up to 600,000 shares of its common stock during the twelve month period following the announcement. During the three months ended September 30, 2007, the Company repurchased 12,000 shares of its common stock. The Company accounts for Treasury stock using the cost method and as of September 30, 2007, 1,107,400 shares were held in the treasury at an aggregate cost of approximately $18,766,000.

NOTE G:  COMPREHENSIVE INCOME
Comprehensive income was comprised of net income plus or minus market value adjustments related to our interest rate swap agreement and marketable securities. The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)

Net income	$36	$3,268	$3,493	$13,693

Other comprehensive income:
Reclassification adjustment for losses on derivative instruments
included in net income accounted for as hedges, net of income taxes	-	-	-	18
Reclassification adjustment for unrealized losses on marketable
securities included in net income, net of income taxes	-	10	7	68
Change in fair value of interest rate swap agreements, net of income taxes	-	-	-	1
Change in fair value of marketable securities, net of income taxes	(190)	412	206	763
Total comprehensive (loss) income	$(154)	$3,690	$3,706	$14,543

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

A reconciliation of the basic and diluted income per share computations for the three and nine months ended September 30, 2007 and 2006, respectively, is as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)

Net income	$36	$3,268	$3,493	$13,693

Basic weighted average common shares outstanding	10,265	10,301	10,292	10,294

Dilutive effect of common stock equivalents	1	8	1	6

Diluted weighted average common shares outstanding	10,266	10,309	10,293	10,300

Basic earnings per share	$0.00	$0.32	$0.34	$1.33

Diluted earnings per share	$0.00	$0.32	$0.34	$1.33

Options to purchase 276,500 and 236,000 shares of common stock were outstanding at September 30, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because to do so would have an anti-dilutive effect.

NOTE I:  INCOME TAXES
The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. Upon adoption, and as of September 30, 2007, an adjustment to the Company’s consolidated financial statements for uncertain tax positions was not required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2003 through 2006 remain open to examination in those jurisdictions. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the three and nine months ended September 30, 2007, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. For the three and nine month periods ended September 30, 2007, truckload services revenues, excluding fuel surcharges, represented 90.5% and 90.3% of total revenues, excluding fuel surcharges, with remaining revenues, excluding fuel surcharges, being generated from brokerage and logistics services. For the three and nine month periods ended September 30, 2006, truckload services revenues, excluding fuel surcharges, represented 87.6% and 87.5% of total revenues, excluding fuel surcharges, with remaining revenues, excluding fuel surcharges, being generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three and nine months ending September 30, 2007, approximately $14.5 million and $40.0 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the three and nine months ending September 30, 2006 approximately $14.4 million and $37.7 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES
The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	42.2	41.3	41.4	40.8
Fuel expense, net of fuel surcharge	18.1	16.2	17.8	16.1
Rent and purchased transportation	2.6	1.7	2.4	1.6
Depreciation and amortization	12.9	11.2	12.3	10.8
Operating supplies and expenses	10.2	9.1	9.7	8.3
Operating taxes and license	5.4	5.5	5.5	5.3
Insurance and claims	5.2	5.6	5.5	5.4
Communications and utilities	1.0	0.8	0.9	0.8
Other	2.0	1.5	1.9	1.4
(Gain) loss on sale or disposal of property	(0.1)	0.3	0.0	0.0
Total operating expenses	99.5	93.2	97.4	90.5
Operating income	0.5	6.8	2.6	9.5
Non-operating income	0.3	0.2	0.3	0.1
Interest expense	(0.8)	(0.4)	(0.7)	(0.4)
Income before income taxes	0.0	6.6	2.2	9.2

THREE MONTHS ENDED SEPTEMBER 30, 2007 VS. THREE MONTHS ENDED SEPTEMBER 30, 2006

For the quarter ended September 30, 2007, truckload services revenue, before fuel surcharges, increased 4.7% to $78.4 million as compared to $74.9 million for the quarter ended September 30, 2006. The increase was primarily due to an increase in the number of miles traveled from 56.4 million miles during the third quarter of 2006 to 61.0 million miles during the third quarter of 2007 and resulted largely from an increase in the average number of company-owned tractors from 1,865 during the third quarter of 2006 to 2,035 during the third quarter of 2007. However, due to a softer freight market during the third quarter of 2007 as compared to the third quarter of 2006, the Company experienced both a decrease in the average rate per total mile charged to customers from approximately $1.33 during the third quarter 2006 to approximately $1.29 during the third quarter of 2007 and lower equipment utilization as the average miles traveled each work day per tractor decreased from 501 miles each work day in the third quarter of 2006 to 493 miles each work day in the third quarter of 2007.

Salaries, wages and benefits increased from 41.3% of revenues, before fuel surcharges, during the third quarter of 2006 to 42.2% of revenues, before fuel surcharges, during the third quarter of 2007. Due to the direct correlation between driver wages, which are primarily based on miles, and mileage-based revenue; salaries, wages and benefits increased to $33.1 million for the third quarter of 2007 as compared to $30.9 million for the third quarter of 2006 as the number of miles traveled increased from 56.4 million during the third quarter of 2006 to 61.0 million during the third quarter of 2007. Also contributing to the increase was an increase in amounts paid for driver lease expense, which is a component of salaries, wages and benefits, as the average number of owner operators under contract increased from 42 during the third quarter of 2006 to 61 during the third quarter of 2007 and an increase in amounts accrued for employee health and worker’s compensation benefits. Partially offsetting these increases was a decrease in amounts accrued for employee bonus plans during the third quarter of 2007 as compared to the third quarter of 2006.

Fuel expense, net of fuel surcharge, increased from 16.2% of revenues, before fuel surcharges, during the third quarter of 2006 to 18.1% of revenues, before fuel surcharges, during the third quarter of 2007 which represented an increase from $12.1 million during the third quarter of 2006 to $14.2 million during the third quarter of 2007. The primary reason for the increase was the combined effect of an increase in fuel prices and a decrease in amounts collected from customers in the form of fuel surcharges. The average price paid by the Company for diesel fuel increased from an average cost per gallon of $2.72 during the third quarter of 2006 to an average cost of $2.78 during the third quarter of 2007 while the amount of fuel surcharges collected from customers on a per-gallon basis decreased from an average of $1.34 per gallon during the third quarter of 2006 to an average of $1.25 per gallon during the third quarter of 2007. Fuel surcharge collections vary from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices. Also contributing to the increase was the combined effect of an increase in the number of miles traveled from 56.4 million miles during the third quarter of 2006 to 61.0 million miles during the third quarter of 2007 and a lower miles-per-gallon (mpg) ratio of 5.81 mpg experienced by the Company during the third quarter of 2007 as compared to a 5.88 mpg ratio during the third quarter of 2006.

Rent and purchased transportation increased from 1.7% of revenues, before fuel surcharges, during the third quarter of 2006 to 2.6% of revenues, before fuel surcharges, during the third quarter of 2007. The increase relates to an increase in amounts paid to third party transportation companies for intermodal services resulting from an increase in business with customers who require intermodal services.

Depreciation and amortization increased from 11.2% of revenues, before fuel surcharges, during the third quarter of 2006 to 12.9% of revenues, before fuel surcharges, during the third quarter of 2007. Depreciation expense increased from $8.4 million during the third quarter of 2006 to $10.1 million during the third quarter of 2007 primarily as a result of fleet expansion and higher new tractor and trailer prices coupled with decreased residual trade-in values guaranteed by the manufacturer. The Company increased its tractor fleet from an average count of 1,865 units during the third quarter of 2006 to an average count of 2,035 units during the third quarter of 2007.

Operating supplies and expenses increased from 9.1% of revenues, before fuel surcharges, during the third quarter of 2006 to 10.2% of revenues, before fuel surcharges, during the third quarter of 2007. The increase relates primarily to an increase in amounts paid for tractor repairs expense as the Company had an average of 170 more tractors in-service during the third quarter of 2007 as compared to tractors in-service during the third quarter of 2006.

Insurance and claims expense decreased from 5.6% of revenues, before fuel surcharges, during the third quarter of 2006 to 5.2% of revenues, before fuel surcharges, during the third quarter of 2007. The decrease relates primarily to a decrease in amounts accrued for self-insured auto liability claims. Also, during the third quarter of 2007 the Company’s third-party auto liability insurance policy expired and was renewed with a rate-per-mile decrease of approximately 5.5% which also contributed to the decrease for the periods compared.

Other expenses increased from 1.5% of revenues, before fuel surcharges, during the third quarter of 2006 to 2.0% of revenues, before fuel surcharges, during the third quarter of 2007. The increase relates primarily to an increase in amounts paid for the outsourcing of shop employees at the Company’s terminals during the third quarter of 2007 as compared to the third quarter of 2006. Also contributing to the increase was an increase in uncollectible revenue expense which during the third quarter of 2006 included credits for recoveries of amounts previously written-off as uncollectible while similar credits were not present during the third quarter of 2007.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 93.2% for the third quarter 2006 to 99.5% for the third quarter of 2007.

NINE MONTHS ENDED SEPTEMBER 30, 2007 VS. NINE MONTHS ENDED SEPTEMBER 30, 2006

For the first nine months ended September 30, 2007, truckload services revenue, before fuel surcharges, increased 3.4% to $240.8 million as compared to $232.8 million for the first nine months ended September 30, 2006. The increase was primarily due to an increase in the number of miles traveled from 172.8 million miles during the first nine months of 2006 to 186.5 million miles during the first nine months of 2007 and resulting largely from an increase in the average number of company-owned tractors from 1,791 during the first nine months of 2006 to 2,036 during the first nine months of 2007. However, due to a softer freight market during the first nine months of 2007 as compared to the first nine months of 2006, the Company experienced both a decrease in the average rate per total mile charged to customers from approximately $1.35 during the first nine months 2006 to approximately $1.29 during the first nine months of 2007 and lower equipment utilization as the average miles traveled each work day per tractor decreased from 506 miles each work day in the first nine months of 2006 to 479 miles each work day in the first nine months of 2007.

Salaries, wages and benefits increased from 40.8% of revenues, before fuel surcharges, in the first nine months of 2006 to 41.4% of revenues, before fuel surcharges, during the first nine months of 2007. The increase was primarily related to an increase in driver wages which increased from $59.2 million during the first nine months of 2006 to $63.4 million during the first nine months of 2007 as the number of company driver compensated miles increased from 172.8 million miles during the first nine months of 2006 to 186.5 million miles during the first nine months of 2007. Also contributing to the increase was an increase of approximately $1.6 million in self-insured health insurance expense during the first nine months of 2007 as compared to the first nine months of 2006 and an increase in amounts paid for driver lease expense, which is a component of salaries, wages and benefits, of approximately $1.1 million during the first nine months of 2007 when compared to the first nine months of 2006 as the average number of owner operators under contract increased from 46 to 57 for the periods compared. Partially offsetting the increase was a decrease of approximately $2.4 million in amounts accrued for employee bonus expense during the first nine months of 2007 as compared to the first nine months of 2006.

Fuel expense, net of fuel surcharge, increased from 16.1% of revenues, before fuel surcharges, during the first nine months of 2006 to 17.8% of revenues, before fuel surcharges, during the first nine months of 2007 which represented an increase from $37.6 million during the first nine months of 2006 to $42.7 million during the first nine months of 2007. The primary reason for the increase was the combined effect of an increase in the number of miles traveled from 172.8 million miles during the first nine months of 2006 to 186.5 million miles during the first nine months of 2007 and a lower miles-per-gallon (mpg) ratio of 5.83 mpg experienced by the Company during the first nine months of 2007 as compared to a 5.95 mpg ratio during the first nine months of 2006. Also contributing to the increase was a reduction in the amount of fuel surcharges collected from customers on a per-gallon basis from an average of $1.17 per gallon during the first nine months of 2006 to an average of $1.13 per gallon during the first nine months of 2007.

Rent and purchased transportation increased from 1.6% of revenues, before fuel surcharges, during the first nine months of 2006 to 2.4% of revenues, before fuel surcharges, during the first nine months of 2007. The increase relates to an increase in amounts paid to third party transportation companies for intermodal services resulting from an increase in business with customers who require intermodal services.

Depreciation and amortization increased from 10.8% of revenues, before fuel surcharges, during the first nine months of 2006 to 12.3% of revenues, before fuel surcharges, during the first nine months of 2007. Depreciation expense increased from $25.2 million during the first nine months of 2006 to $29.6 million during the first nine months of 2007 primarily as a result of fleet expansion and higher new tractor and trailer prices coupled with decreased residual trade-in values guaranteed by the manufacturer. The Company increased its tractor fleet from an average count of 1,791 units during the first nine months of 2006 to an average count of 2,036 units during the first nine months of 2007.

Operating supplies and expenses increased from 8.3% of revenues, before fuel surcharges, during the first nine months of 2006 to 9.7% of revenues, before fuel surcharges, during the first nine months of 2007. The increase relates primarily to an increase in amounts paid for tractor repairs expense as the Company had an average of 245 more tractors in-service during the first nine months of 2007 as compared to tractors in-service during the first nine months of 2006.

Other expenses increased from 1.4% of revenues, before fuel surcharges, during the first nine months of 2006 to 1.9% of revenues, before fuel surcharges, during the first nine months of 2007. The increase relates primarily to an increase in amounts paid for the outsourcing of shop employees at the Company’s terminals during the first nine months of 2007 as compared to the first nine months of 2006. Also contributing to the increase was an increase in uncollectible revenue expense which during the first nine months of 2006 included credits for recoveries of amounts previously written-off as uncollectible while similar credits were not present during the first nine months of 2007.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 90.5% for the first nine months 2006 to 97.4% for the first nine months of 2007.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	6.3	5.0	6.1	4.8
Fuel expense, net of fuel surcharge	0.0	0.0	0.0	0.0
Rent and purchased transportation	89.9	88.1	88.7	88.4
Depreciation and amortization	0.0	0.0	0.0	0.0
Operating supplies and expenses	0.0	0.0	0.0	0.0
Operating taxes and license	0.0	0.0	0.0	0.0
Insurance and claims	0.1	0.1	0.1	0.1
Communications and utilities	0.3	0.2	0.3	0.3
Other	2.1	1.0	2.1	1.3
(Gain) loss on sale or disposal of property	0.0	0.0	0.0	0.0
Total operating expenses	98.7	94.4	97.3	94.9
Operating income	1.3	5.6	2.7	5.1
Non-operating income	0.0	0.0	0.0	0.0
Interest expense	(0.4)	(0.4)	(0.4)	(0.4)
Income before income taxes	0.9	5.2	2.3	4.7

THREE MONTHS ENDED SEPTEMBER 30, 2007 VS. THREE MONTHS ENDED SEPTEMBER 30, 2006

For the quarter ended September 30, 2007, logistics and brokerage services revenue, before fuel surcharges, decreased 22.3% to $8.3 million as compared to $10.6 million for the quarter ended September 30, 2006. The decrease was the result of a 22.5% decrease in the number of loads brokered during the third quarter of 2007 as compared to the third quarter of 2006.

Salaries, wages and benefits increased from 5.0% of revenues, before fuel surcharges, in the third quarter of 2006 to 6.3% of revenues, before fuel surcharges, during the third quarter of 2007. The increase relates to the effect of lower revenues without a corresponding decrease in those wages with fixed cost characteristics, such as general and administrative wages.

Rent and purchased transportation increased from 88.1% of revenues, before fuel surcharges, during the third quarter of 2006 to 89.9% of revenues, before fuel surcharges during the third quarter of 2007. The increase relates to an increase in amounts paid to third party logistics and brokerage service providers primarily as a result of higher fuel prices during the third quarter of 2007 as compared to the third quarter of 2006.

Other expenses increased from 1.0% of revenues, before fuel surcharges, during the third quarter of 2006 to 2.1% of revenues, before fuel surcharges, during the third quarter of 2007. The increase relates primarily to an increase in uncollectible revenue expense which during the third quarter of 2006 included credits for recoveries of amounts previously written-off as uncollectible while similar credits were not present during the third quarter of 2007.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 94.4% for the third quarter of 2006 to 98.7% for the third quarter of 2007.

NINE MONTHS ENDED SEPTEMBER 30, 2007 VS. NINE MONTHS ENDED SEPTEMBER 30, 2006

For the first nine months ended September 30, 2007, logistics and brokerage services revenue, before fuel surcharges, decreased 21.9% to $25.9 million as compared to $33.2 million for the first nine months ended September 30, 2006. The decrease was the result of a 22.7% decrease in the number of loads brokered during the first nine months of 2007 as compared to the first nine months of 2006.

Salaries, wages and benefits increased from 4.8% of revenues, before fuel surcharges, during the first nine months of 2006 to 6.1% of revenues, before fuel surcharges, during the first nine months of 2007. The increase relates to the effect of lower revenues without a corresponding decrease in those wages with fixed cost characteristics, such as general and administrative wages.

Rent and purchased transportation increased from 88.4% of revenues, before fuel surcharges, during the first nine months of 2006 to 88.7% of revenues, before fuel surcharges during the first nine months of 2007. The increase relates to an increase in amounts paid to third party logistics and brokerage service providers primarily as a result of higher fuel prices.

Other expenses increased from 1.3% of revenues, before fuel surcharges, during the first nine months of 2006 to 2.1% of revenues, before fuel surcharges, during the first nine months of 2007. The increase relates primarily to an increase in uncollectible revenue expense which during the first nine months of 2006 included credits for recoveries of amounts previously written-off as uncollectible while similar credits were not present during the first nine months of 2007.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 94.9% for the first nine months of 2006 to 97.3% for the first nine months of 2007.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED SEPTEMBER 30, 2007 VS. THREE MONTHS ENDED SEPTEMBER 30, 2006

Net income for all divisions was $36,000, or 0.0% of revenues, before fuel surcharge for the third quarter of 2007 as compared to $3.3 million or 3.8% of revenues, before fuel surcharge for the third quarter of 2006. The decrease in net income resulted in a decrease in diluted earnings per share to $0.00 for the third quarter of 2007 compared to $0.32 for the third quarter of 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2007 VS. NINE MONTHS ENDED SEPTEMBER 30, 2006

Net income for all divisions was $3.5 million, or 1.3% of revenues, before fuel surcharge for the first nine months of 2007 as compared to $13.7 million or 5.2% of revenues, before fuel surcharge for the first nine months of 2006. The decrease in net income resulted in a decrease in diluted earnings per share to $0.34 for the first nine months of 2007 compared to $1.33 for the first nine months of 2006.

LIQUIDITY AND CAPITAL RESOURCES
The growth of our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our lines of credit.

During the first nine months of 2007, we generated $38.3 million in cash from operating activities. Investing activities used $56.5 million in cash in the first nine months of 2007. Financing activities provided $18.7 million in cash in the first nine months of 2007.

Our primary use of funds is for the purchase of revenue equipment. We typically use our existing lines of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations, to finance capital expenditures and repay long-term debt. During the first nine months of 2007, we utilized cash on hand and our lines of credit to finance revenue equipment purchases of approximately $62.6 million.

Occasionally we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 48 months, however as of September 30, 2007, we had no outstanding indebtedness under such installment notes.

In order to maintain our tractor and trailer fleet count it is often necessary to purchase replacement units and place them in service before trade units are removed from service. The timing difference created during this process often requires the Company to pay for new units without any reduction in price for trade units. In this situation, the Company later receives payment for the trade units as they are delivered to the equipment vendor and have passed vendor inspection. During the nine months ended September 30, 2007, the Company received approximately $5.6 million for tractors delivered for trade and expects to receive approximately $4.6 million during the remainder of the year.

During the remainder of the year, we expect to purchase approximately 100 new tractors and approximately 30 trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $5.4 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

We maintain two $30.0 million revolving lines of credit (Line A and Line B, respectively) with separate financial institutions. Amounts outstanding under Line A bear interest at LIBOR (determined as of the first day of each month) plus 1.25% (6.92% at September 30, 2007), are secured by our accounts receivable and mature on May 31, 2009. At September 30, 2007 outstanding advances on line A were approximately $24.3 million, including $300,000 in letters of credit, with availability to borrow $5.7 million. Amounts outstanding under Line B bear interest at LIBOR (determined on the last day of the previous month) plus 1.15% (6.87% at September 30, 2007), are secured by revenue equipment and mature on June 30, 2008, however the Company has the intent and ability to extend the terms of this line of credit for an additional one year period until June 30, 2009. At September 30, 2007, $17.5 million, including $2.5 million in letters of credit were outstanding under Line B with availability to borrow $12.5 million.

Trade accounts receivable at September 30, 2007 increased approximately $5.2 million as compared to December 31, 2006. The increase resulted from a general increase in revenues which flow through our accounts receivable account.

Prepaid expenses and deposits at September 30, 2007 decreased approximately $4.7 million as compared to December 31, 2006. The decrease reflects the amortization of prepaid tractor and trailer license fees and auto liability insurance premiums. In December 2006 approximately $2.9 million of the 2007 license fees and approximately $3.0 million of the 2007 auto liability insurance premiums were paid in advance. These prepaid expenses will be amortized to expense through the remainder of the year.

Revenue equipment, which generally consists of tractors, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units, increased approximately $24.7 million as compared to December 31, 2006. This increase is primarily the result of an increase in the size of the Company’s tractor and trailer fleet as compared to December 31, 2006.

Accounts payable at September 30, 2007 decreased approximately $6.7 million as compared to December 31, 2006. Decreases include approximately $10.9 million related to the payment of accounts payable to vendors for tractors received in December 2006 but not paid for until the payment due date in January 2007 and a decrease of approximately $1.9 million in amounts accrued under employee bonus plans. Partially offsetting these decreases were a $2.4 million increase in amounts reclassified as bank drafts outstanding at September 30, 2007 as compared to December 31, 2006 and an increase in amounts accrued for fuel purchases of approximately $2.0 million

Accrued expenses and other liabilities at September 30, 2007 increased approximately $1.3 million as compared to December 31, 2006. The increase is primarily related to an increase in amounts accrued at the end of the period for employee wages and benefits which can vary significantly throughout the year depending on many factors, including the timing of the actual date employees are paid in relation to the last day of the reporting period.

Long-term debt at September 30, 2007 increased approximately $19.0 million as compared to December 31, 2006. The increase is primarily related to an increase in the balance due on the Company’s lines of credit at September 30, 2007 as compared to December 31, 2006. During the first nine months of 2007 the Company borrowed approximately $19.6 million more than it repaid under its lines of credit in order to finance the purchase of revenue equipment during 2007 and to reduce accounts payable related to 2006 revenue equipment purchases previously discussed above.

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

Equity Price Risk
We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities increased to $17.8 million at September 30, 2007 from $14.4 million at December 31, 2006. The increase during the first nine months of 2007 reflects additional purchases of approximately $3.2 million, sales of approximately $150,000, and an increase in the fair market value of approximately $350,000. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.8 million. For additional information with respect to the marketable equity securities, see Note C to our condensed consolidated financial statements.

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

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management evaluated, with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007. Based upon that evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2007 so that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls over financial reporting.  There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 30, 2007, the Company announced that its Board of Directors had authorized the Company to repurchase up to 600,000 shares of its common stock during the twelve month period following the announcement. The following table summarizes the Company’s common stock repurchases during the third quarter of 2007 made pursuant to this authorization. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser”.

Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Period
July 1-31, 2007	-	-	-	563,200
August 1-31, 2007	12,000	$18.3317	12,000	551,200
September 1-30, 2007	-	-	-	551,200
Total	12,000	$18.3317	12,000

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-K:
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002.)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on August 8, 2007.)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: November 8, 2007	By: /s/ Robert W. Weaver
Robert W. Weaver
President and Chief Executive Officer
(principal executive officer)

Dated: November 8, 2007	By: /s/ Larry J. Goddard
Larry J. Goddard
Vice President-Finance, Chief Financial
Officer, Secretary and Treasurer
(principal accounting and financial officer)

P.A.M. TRANSPORTATION SERVICES, INC.
Index to Exhibits to Form 10-Q

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002.)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on August 8, 2007.)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer