Form 10-K
period 2007-12-31
PAM TRANSPORTATION SERVICES INC
filed 2008-03-14
CIK 798287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐	No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant computed by reference to the average of the closing bid and asked prices of the common stock as of the last business day of the registrant's most recently completed second quarter was $88,311,474. Solely for the purposes of this response, executive officers, directors and beneficial owners of more than five percent of the registrant’s common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the issuer’s common stock, as of March 10, 2008: 9,709,607 shares of $.01 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2008 are incorporated by reference in answer to Part III of this report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in Part I, Item 1.

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

P.A.M. TRANSPORTATION SERVICES, INC.
FORM 10-K
For the fiscal year ended December 31, 2007

PART I

Item 1. Business.

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “P.A.M.,” the “Company,” “we,” “our,” or “us” mean P.A.M. Transportation Services, Inc. and its subsidiaries.

We are a truckload dry van carrier transporting general commodities throughout the continental United States, as well as in certain Canadian provinces. We also provide transportation services in Mexico under agreements with Mexican carriers. Our freight consists primarily of automotive parts, consumer goods, such as general retail store merchandise, and manufactured goods, such as heating and air conditioning units.

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

We are headquartered and maintain our primary terminal and maintenance facilities and our corporate and administrative offices in Tontitown, Arkansas, which is located in northwest Arkansas, a major center for the trucking industry and where the support services (including warranty repair services) for most major truck and trailer equipment manufacturers are readily available.

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

Operations

Our operations can generally be classified into truckload services or brokerage and logistics services. Truckload services include those transportation services in which we utilize company owned trucks or owner-operator owned trucks for the pickup and delivery of freight. The brokerage and logistics services consists of services such as transportation scheduling, routing, mode selection, transloading and other value added services related to the transportation of freight which may or may not involve the usage of company owned or owner-operator owned equipment. Both our truckload operations and our brokerage and logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. Truckload services operating revenues, before fuel surcharges represented 90.4%, 87.8%, and 88.0% of total operating revenues for the years ended December 31, 2007, 2006, and 2005, respectively. The remaining operating revenues, before fuel surcharge for the same periods were generated by brokerage and logistics services, representing 9.6%, 12.2%, and 12.0%, respectively. Approximately 99% of the Company's revenues are generated by operations conducted in the United States and all of the Company's assets are located or based in the United States.

Business and Growth Strategy

Our strategy focuses on the following elements:

Maintaining Dedicated Fleets in High Density Lanes. We strive to maximize utilization and increase revenue per truck while minimizing our time and empty miles between loads. In this regard, we seek to provide dedicated equipment to our customers where possible and to concentrate our equipment in defined regions and disciplined traffic lanes. Dedicated fleets in high density lanes enable us to:

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

Employing Stringent Cost Controls. We focus intently on controlling our costs while not sacrificing customer service. We maintain this balance by scrutinizing all expenditures, minimizing non-driver personnel, operating a late-model fleet of trucks and trailers to minimize maintenance costs, and adopting new technology only when proven and cost justified.

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

Industry

According to the American Trucking Association’s “American Trucking Trends 2007-2008” report, the trucking industry transported approximately 70% of the total volume of freight transported in the United States during 2006, which equates to an all-time high carrying load of 10.7 billion tons, and $645.6 billion in revenue, representing 83.8% of the nation’s freight bill. The truckload industry is highly fragmented and is impacted by several economic and business factors, many of which are beyond the control of individual carriers. The state of the economy, coupled with equipment capacity levels, can impact freight rates. Volatility of various operating expenses, such as fuel and insurance, make the predictability of profit levels uncertain. Availability, attraction, retention and compensation for drivers affect operating costs, as well as equipment utilization. In addition, the capital requirements for equipment, coupled with potential uncertainty of used equipment values, impact the ability of many carriers to expand their operations. The current operating environment is characterized by the following:

·	Price increases by truck and trailer equipment manufacturers, rising fuel costs, and intense competition for drivers.

·	In the last few years, many less profitable or undercapitalized carriers have been forced to consolidate or to exit the industry.

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

Our marketing efforts are conducted by a sales staff of 12 employees who are located in our major markets and supervised from our headquarters. These individuals work to improve profitability by maintaining an even flow of freight traffic (taking into account the balance between originations and destinations in a given geographical area) and high utilization, and minimizing movement of empty equipment.

Our five largest customers, for which we provide carrier services covering a number of geographic locations, accounted for approximately 56%, 59% and 57% of our total revenues in 2007, 2006 and 2005, respectively. General Motors Corporation accounted for approximately 38%, 41% and 39% of our revenues in 2007, 2006 and 2005, respectively.

We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. Approximately 49%, 52% and 52% of our revenues were derived from transportation services provided to the automobile industry during 2007, 2006 and 2005, respectively. This portion of our business, however, is spread over 18 assembly plants and over 60 suppliers/vendors located throughout North America, which we believe reduces the risk of a material loss of business.

Revenue Equipment

At December 31, 2007, we operated a fleet of 2,055 trucks and 4,882 trailers. We operate late-model, well-maintained premium trucks to help attract and retain drivers, promote safe operations, minimize maintenance and repair costs, and improve customer service by minimizing service interruptions caused by breakdowns. We evaluate our equipment decisions based on factors such as initial cost, useful life, warranty terms, expected maintenance costs, fuel economy, driver comfort, customer needs, manufacturer support, and resale value. Our current policy is to replace most of our trucks at 500,000 miles, which normally occurs 30 to 48 months after purchase.

We historically have contracted with owner-operators to provide and operate a small portion of our truck fleet. Owner-operators provide their own trucks and are responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes. We believe that a combined fleet complements our recruiting efforts and offers greater flexibility in responding to fluctuations in shipper demand. At December 31, 2007 the Company's truck fleet included 55 owner-operator trucks.

During 1999, the U.S. Environmental Protection Agency (“EPA”) proposed a three-phase strategy to reduce engine emissions from heavy-duty vehicles through a combination of advanced emissions control technologies and diesel fuel with a reduced sulfur content. Each phase and its effect on the Company’s operations, if known, are described below.

The first phase (Phase I) mandated new engine emission standards for all model year 2004 heavy-duty trucks, however, through agreements with heavy-duty diesel engine manufacturers, the effective date was accelerated to October 1, 2002. Therefore, effective October 1, 2002, all newly manufactured truck engines had to comply with the new engine emission standards. All truck engines manufactured prior to October 1, 2002 were not subject to these new standards. As of December 31, 2007, the majority of our Company-owned truck fleet consisted of trucks with engines that comply with these emission standards. The Company has experienced a reduction in fuel efficiency and increased depreciation expense due to the higher cost of trucks with these new engines.

In the second phase (Phase II), effective January 1, 2007, the EPA mandated a new set of more stringent emissions standards for vehicles powered by diesel fuel engines manufactured in 2007 through 2009. These new engines have been designed for and require the use of a more costly type of fuel known as ultra-low-sulfur-diesel (“ULSD”) which, according to EPA estimates, will cost from $0.04 to $0.05 more per gallon due to increased refining costs. The EPA has also mandated that refiners and importers nationwide must ensure that at least 80% of the volume of the highway diesel fuel they produce or import is ULSD-compliant by June 1, 2006, however, the EPA does not require service stations and truck stops to sell ULSD fuel. Therefore, it is possible that ULSD fuel might not be available in a particular area in which the Company operates. A majority of the Company’s current truck fleet can be fueled with either ULSD or low-sulfur diesel (“LSD”) but additional future purchases of trucks which contain 2007 or later diesel engines will require the use of ULSD fuel which may result in lower fuel economy as the process that removes sulfur can also reduce the energy content of the fuel. As of December 31, 2007, 163 trucks in our Company-owned truck fleet consisted of trucks with engines that comply with the Phase II emission standards and require the use of ULSD. During 2008, the Company expects to take delivery of 550 new trucks, all of which will contain engines compliant with the Phase II emission standards requiring the use of ULSD. As compared to our current Company-owned truck fleet which contain primarily Phase I diesel engines, trucks powered by the Phase II compliant diesel engines have a higher purchase price and as a result, we expect that depreciation expense will increase as we continue to replace older trucks with trucks powered by the Phase II diesel engines. We also expect that these engines will result in higher maintenance costs and be less fuel efficient. To the extent we are unable to offset these anticipated increased costs with rate increases charged to customers or offsetting cost savings in other areas, our results of operations would be adversely affected.

During the third phase (Phase III), effective in 2010, final emission standards become effective and LSD fuel will no longer be available for highway use. The EPA requires that by June 1, 2010 all diesel fuel imported or produced must be ULSD-compliant as it phases out low-sulfur-diesel fuel availability by December 1, 2010 when all highway diesel fuel must be ULSD fuel. We are unable at this time to determine the increase in acquisition and operating costs of trucks powered by the Phase III compliant engines but we expect that the engines produced under the final standards will be less fuel-efficient and have higher acquisition and maintenance costs than either the 2002 or 2007 engines.

Technology

We have installed Qualcomm Omnitracs™ display units in all of our trucks. The Omnitracs system is a satellite-based global positioning and communications system that allows fleet managers to communicate directly with drivers. Drivers can provide location status and updates directly to our computer which increases productivity and convenience. The Omnitracs system provides us with accurate estimated time of arrival information, which optimizes load selection and service levels to our customers. In order to optimize our truck-to-trailer ratio, we have also installed Qualcomm TrailerTracs™ tracking units in all of our trailers. The TrailerTracs system is a trailer tracking product that enables us to more efficiently track the location of trailers in our inventory. During 2006, the Company began replacing its tethered TrailerTracs units, which were unable to transmit data unless connected to Qualcomm-equipped trucks, with more advanced untethered TrailerTracs units which are able to operate and transmit data independent of a truck connection. At December 31, 2007, substantially all of the Company’s trailer fleet has been fitted with these new untethered devices.

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

Maintenance

We have a strictly enforced comprehensive preventive maintenance program for our trucks and trailers. Inspections and various levels of preventive maintenance are performed at set mileage intervals on both trucks and trailers. A maintenance and safety inspection is performed on all vehicles each time they return to a terminal.

Our trucks carry full warranty coverage for at least three years or 350,000 miles. Extended warranties are negotiated with the truck manufacturer and manufacturers of major components, such as engine, transmission and differential manufacturers, for up to four years or 500,000 miles. Trailers carry full warranties by the manufacturer and major component manufacturers for up to five years.

Employees

At December 31, 2007, we employed 3,181 persons, of whom 2,667 were drivers, 178 were maintenance personnel, 178 were employed in operations, 17 were employed in marketing, 71 were employed in safety and personnel, and 70 were employed in general administration and accounting. None of our employees are represented by a collective bargaining unit and we believe that our employee relations are good.

Drivers

At December 31, 2007, we utilized 2,667 company drivers in our operations. We also had 55 owner-operators under contract compensated on a per mile basis. Our drivers are compensated on the basis of miles driven, loading and unloading, extra stops and layovers in transit. Drivers can earn bonuses by recruiting other qualified drivers who become employed by us and both cash and non-cash prizes are awarded for consecutive periods of safe, accident-free driving. All of our drivers are recruited, screened, drug tested and trained and are subject to the control and supervision of our operations and safety departments. Our driver training program stresses the importance of safety and reliable, on-time delivery. Drivers are required to report to their driver managers daily and at the earliest possible moment when any condition en route occurs that might delay their scheduled delivery time.

In addition to strict application screening and drug testing, before being permitted to operate a vehicle our drivers must undergo classroom instruction on our policies and procedures, safety techniques as taught by the Smith System of Defensive Driving, the proper operation of equipment, and must pass both written and road tests. Instruction in defensive driving and safety techniques continues after hiring, with seminars at several of our terminals. At December 31, 2007, we employed 71 persons on a full-time basis in our driver recruiting, training and safety instruction programs.

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

Executive Officers of the Registrant

Our executive officers are as follows:
Name	Age	Position	Years of service
Robert W. Weaver	58	President and Chief Executive Officer	25
W. Clif Lawson	54	Executive Vice President and Chief Operating Officer	23
Larry J. Goddard	49	Vice President - Finance, Chief Financial Officer, Secretary and Treasurer	20

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

The Federal Motor Carrier Safety Administration (“FMCSA”), a separate administration within the DOT charged with regulating motor carrier safety, issued a final rule on April 24, 2003 (“2003 rule”) that made several changes to the regulations that govern truck drivers' hours-of-service (“HOS”). These new federal regulations became effective on January 4, 2004. On July 16, 2004, the U.S. Circuit Court of Appeals for the District of Columbia (the “Court”) rejected these new hours of service rules for truck drivers that had been in place since January 2004 because it agreed that the FMCSA had failed to address the impact of the rules on the health of drivers as required by Congress. In addition, the Court’s ruling noted other areas of concern including the increase in driving hours from 10 hours to 11 hours, the exception that allows drivers in trucks with sleeper berths to split their required rest periods, the new rule allowing drivers to reset their 70-hour clock to 0 hours after 34 consecutive hours off duty, and the decision by the FMCSA not to require the use of electronic onboard recorders to monitor driver compliance. However, to avoid industry disruption and burden on the state enforcement, Congress enacted section 7(f) of the Surface Transportation Extension Act of 2004. This section provided that the 2003 rule would remain in effect until a new rule addressed the Court’s issues or until September 30, 2005, whichever occurred first. On January 24, 2005, the FMCSA re-proposed its April 2003 HOS rules, adding references to how the rules would affect driver health, but made no other changes to the regulations. The FMCSA sought public comments by March 10, 2005 on what changes to the rule, if any, were necessary to respond to the concerns raised by the court, and to provide data or studies that would support changes to, or continued use of, the 2003 rule. On August 25, 2005, the FMCSA published a final HOS rule (“2005 rule”) that retained most of the provisions of the 2003 rule with the most significant exception being that of requiring drivers that utilize the sleeper berth provision to take at least eight consecutive hours in the sleeper berth during their ten hours off-duty. Under the 2003 rule, drivers were allowed to split their ten hour off-duty time in the sleeper berth into two periods, provided neither period was less than two hours.

The 2005 rule was later challenged in court on several grounds and in July 2007 the Court vacated the 11-hour driving time and 34-hour restart provisions stating that the FMCSA methodologies, used in the studies regarding how the 2003 rules affected driver health, were not disclosed in time for public comment and that the explanation for some of its critical elements were not provided. In an order filed on September 28, 2007, the Court granted a 90-day stay of the mandate and directed that issuance of the mandate be withheld until December 27, 2007. In an effort to prevent disruption to enforcement and compliance with HOS rules when the stay expires, as well as possible effects on timely delivery of essential goods and services, the FMCSA issued an interim final rule (“IFR”) effective December 27, 2007 which allows commercial motor vehicle drivers up to 11 hours of driving time within a 14-hour, non-extendable window from the start of the workday, following 10 consecutive hours off duty (11-hour limit). This IFR also allows motor carriers and drivers to restart calculations of the weekly on-duty time limits after the driver has at least 34 consecutive hours off duty (34-hour restart provision). The FMCSA expects to issue a final rule in 2008.

In general, more restrictive sleeper berth provisions may impact multiple-stop shipments and those shipments incurring delays in loading or unloading. Improper planning on such shipments could result in delivery delays and equipment utilization inefficiencies.

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

In addition to environmental regulations directly affecting our business, we are also subject to the effects of new truck engine design requirements implemented by the EPA. See "Revenue Equipment" above.

Item 1A. Risk Factors.

Set forth below and elsewhere in this Report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report.

Our business is subject to general economic and business factors that are largely beyond our control, any of which could have a material adverse effect on our operating results.

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

A significant portion of our revenue is generated from our major customers. For 2007, our top five customers, based on revenue, accounted for approximately 56% of our revenue, and our largest customer, General Motors Corporation, accounted for approximately 38% of our revenue. We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. As a result, concentration of our business within the automobile industry is greater than the concentration in a single customer. Approximately 49% of our revenues for 2007 were derived from transportation services provided to the automobile industry.

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

The trucking industry is capital intensive. If we are unable to generate sufficient cash from operations in the future, we may have to limit our growth, enter into financing arrangements, or operate our revenue equipment for longer periods, any of which could have a material adverse affect on our profitability.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

We are subject to various environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks, and discharge and retention of storm-water. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination could occur. We also maintain bulk fuel storage and fuel islands at four of our facilities. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, it could have a materially adverse effect on our business and operating results. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

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

The EPA adopted new emissions control regulations, which require progressive reductions in exhaust emissions from diesel engines through 2010. In part to offset the costs of compliance with the new EPA engine design requirements, some manufacturers have increased new equipment prices and eliminated or sharply reduced the price of repurchase or trade-in commitments. If new equipment prices were to increase, or if the price of repurchase commitments by equipment manufacturers were to decrease more than anticipated, we may be required to increase our depreciation and financing costs and/or retain some of our equipment longer, which may result in an increase in maintenance expenses. To the extent we are unable to offset any such increases in expenses with rate increases or cost savings, our results of operations would be adversely affected. If our fuel or maintenance expenses were to increase as a result of our use of the new, EPA-compliant engines, and we are unable to offset such increases with fuel surcharges or higher freight rates, our results of operations would be adversely affected. Further, our business and operations could be adversely impacted if we experience problems with the reliability of the new engines. Although we have not experienced any significant reliability issues with these engines to date, the expenses associated with the trucks containing these engines have been slightly elevated, primarily as a result of lower fuel efficiency and higher depreciation.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices and primary terminal facilities, which we own, are located in Tontitown, Arkansas. These facilities are located on approximately 49.3 acres and consist of 114,403 square feet of office space and maintenance and storage facilities.

Our subsidiaries lease facilities in Jacksonville, Florida; Breese and Effingham, Illinois; Parsippany and Paulsboro, New Jersey; North Jackson, Ohio; Oklahoma City, Oklahoma; and Laredo and El Paso, Texas. Our terminal facilities in Columbia, Mississippi; Irving, Texas; North Little Rock, Arkansas; and Willard, Ohio are owned. The leased facilities are leased primarily on contractual terms ranging from one to five years. As of December 31, 2007, the following provides a summary of the ownership and types of activities conducted at each location:

Location	Own/ Lease	Dispatch Office	Maintenance Facility	Safety Training
Tontitown, Arkansas	Own	Yes	Yes	Yes
North Little Rock, Arkansas	Own	Yes	Yes	No
Jacksonville, Florida	Lease	Yes	Yes	Yes
Breese, Illinois	Lease	Yes	No	No
Effingham, Illinois	Lease	No	Yes	No
Columbia, Mississippi	Own	No	No	No
Parsippany, New Jersey	Lease	No	No	No
Paulsboro, New Jersey	Lease	Yes	No	No
North Jackson, Ohio	Lease	Yes	Yes	Yes
Willard, Ohio	Own	Yes	Yes	Yes
Oklahoma City, Oklahoma	Lease	Yes	Yes	Yes
El Paso, Texas	Lease	Yes	Yes	No
Irving, Texas	Own	Yes	Yes	Yes
Laredo, Texas	Lease	Yes	Yes	No

We also have access to trailer drop and relay stations in various other locations across the country. We lease certain of these facilities on a month-to-month basis from an affiliate of our largest shareholder.

We believe that all of the properties that we own or lease are suitable for their purposes and adequate to meet our needs.

Item 3. Legal Proceedings.

During 2007, the Company experienced an adverse settlement and was found partly liable for an environmental remediation claim dating back to 1986 and was ordered to pay approximately $300,000 in damages.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter ended December 31, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Market under the symbol PTSI. The following table sets forth, for the quarters indicated, the range of the high and low sales prices per share for our common stock as reported on the NASDAQ Global Market.

Calendar Year Ended December 31, 2007
	High	Low
First Quarter	$25.19	$19.29
Second Quarter	22.48	16.98
Third Quarter	19.31	17.43
Fourth Quarter	18.69	13.80

Calendar Year Ended December 31, 2006
	High	Low
First Quarter	$25.18	$17.51
Second Quarter	28.96	23.24
Third Quarter	31.50	23.78
Fourth Quarter	26.68	20.90

As of February 29, 2008, there were approximately 166 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. The policy of our Board of Directors is to retain earnings for the expansion and development of our business and the payment of our debt service obligations. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors.

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

On May 30, 2007, the Company announced that its Board of Directors had authorized the Company to repurchase up to 600,000 shares of its common stock during the twelve month period following the announcement. Subsequent to the date of the announcement and through the remainder of 2007, the Company repurchased 471,500 shares of its common stock, with 422,700 shares being repurchased during the fourth quarter of 2007.

The following table summarizes the Company's common stock repurchases during the fourth quarter of 2007. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser”.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2007	3,300	$16.47	3,300	547,900
November 1-30, 2007	308,100	15.07	308,100	239,800
December 1-31, 2007	111,300	15.46	111,300	128,500
Total	422,700	$15.18	422,700	128,500

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for a presentation of compensation plans under which equity securities of the Company are authorized for issuance.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of the CRSP Total Return Index for the Nasdaq Stock Market (U.S. companies) and the CRSP Total Return Index for the Nasdaq Trucking and Transportation Stocks for the period of five years commencing December 31, 2002 and ending December 31, 2007. The graph assumes that the value of the investment in our common stock and in each index was $100 on December 31, 2002 and that all dividends were reinvested.

Item 6. Selected Financial Data.

The following selected financial and operating data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except earnings per share amounts)
Statement of Operations Data:
Operating revenues:
Operating revenues, before fuel surcharge	$351,701	$351,373	$326,353	$309,475	$293,547
Fuel surcharge (1)	57,140	48,896	34,527	15,591	7,491
Total operating revenues	408,841	400,269	360,880	325,066	301,038

Operating expenses:
Salaries, wages and benefits	135,606	127,539	122,005	119,519	119,350
Fuel expense (2)	114,242	97,286	81,017	55,645	42,883
Rent and purchased transportation	38,718	43,844	39,074	38,938	35,287
Depreciation and amortization	38,759	33,929	31,376	30,016	26,601
Operating supplies (1)(2)	30,845	25,682	23,114	21,718	20,358
Operating taxes and licenses	17,520	16,421	15,776	15,488	14,710
Insurance and claims	17,591	16,389	15,992	15,820	13,500
Communications and utilities	3,113	2,642	2,648	2,690	2,540
Other	7,130	5,426	6,205	5,131	4,755
(Gain) loss on sale or disposal of property	(48)	47	147	915	368
Total operating expenses	403,476	369,205	337,354	305,880	280,352
Operating income	5,365	31,064	23,526	19,186	20,686
Non-operating income	1,707	448	477	464	276
Interest expense	(2,453)	(1,475)	(1,881)	(1,758)	(1,667)
Income before income taxes	4,619	30,037	22,122	17,892	19,295
Income taxes	1,966	12,073	8,983	7,304	7,805
Net income	$2,653	$17,964	$13,139	$10,588	$11,490
Earnings per common share:
Basic	$0.26	$1.74	$1.20	$0.94	$1.02
Diluted	$0.26	$1.74	$1.20	$0.94	$1.01
Average common shares outstanding – Basic	10,238	10,296	10,966	11,298	11,291
Average common shares outstanding – Diluted(3)	10,239	10,302	10,976	11,324	11,326
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

(3)
Diluted income per share for 2007, 2006, 2005, 2004 and 2003 assumes the exercise of stock options to purchase an aggregate of 19,213, 55,738, 22,297, 62,224 and 77,758 shares of common stock, respectively.

	At December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:	(in thousands)
Total assets	$319,904	$314,246	$293,441	$285,349	$264,849
Long-term debt, excluding current portion	44,172	21,205	39,693	23,225	26,740
Stockholders' equity	179,377	185,028	164,762	168,543	156,875

	Year Ended December 31,
	2007	2006	2005	2004	2003
Operating Data:
Operating ratio (1)	98.5%	91.2%	92.8%	93.8%	92.9%
Average number of truckloads per week	7,849	7,200	6,946	7,278	7,105
Average miles per trip	647	659	680	664	701
Total miles traveled (in thousands)	246,801	229,810	228,624	235,894	242,890
Average miles per truck	118,483	123,156	125,479	127,124	131,934
Average revenue, before fuel surcharge per truck per day	$695	$778	$740	$684	$653
Average revenue, before fuel surcharge per loaded mile	$1.38	$1.43	$1.33	$1.19	$1.13
Empty mile factor	6.5%	5.9%	5.5%	4.7%	4.5%

At end of period:
Total company-owned/leased trucks	2,055 (2)	1,998 (3)	1,792 (4)	1,857 (5)	1,913 (6)
Average age of trucks (in years)	1.75	1.55	1.43	1.70	1.94
Total trailers	4,882	4,540	4,406	4,257	4,175
Average age of trailers (in years)	4.44	4.16	3.92	4.69	5.15
Number of employees	3,181	3,062	3,035	2,736	2,765
__________
(1) Total operating expenses, net of fuel surcharge as a percentage of operating revenues, before fuel surcharge.
(2) Includes 55 owner operator trucks; (3) Includes 49 owner operator trucks; (4) Includes 50 owner operator trucks.
(5) Includes 85 owner operator trucks; (6) Includes 103 owner operator trucks.

The Company has not declared or paid any cash dividends during any of the periods presented above.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

The Company's administrative headquarters are in Tontitown, Arkansas. From this location we manage operations conducted through wholly owned subsidiaries based in various locations around the United States and Canada. The operations of these subsidiaries can generally be classified into either truckload services or brokerage and logistics services. Truckload services include those transportation services in which we utilize company owned trucks or owner-operator owned trucks. Brokerage and logistics services consist of services such as transportation scheduling, routing, mode selection, transloading and other value added services related to the transportation of freight which may or may not involve the usage of company owned or owner-operator owned equipment. Both our truckload operations and our brokerage/logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. All of the Company's operations are in the motor carrier segment.

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 90.4%, 87.8%, and 88.0% of total revenues, excluding fuel surcharges for the twelve months ended December 31, 2007, 2006, and 2005, respectively.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During 2007, 2006 and 2005, approximately $57.1 million, $48.9 million and $34.5 million, respectively, of the Company's total revenue was generated from fuel surcharges. We also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Results of Operations - Truckload Services

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Years Ended December 31,
	2007	2006	2005
Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	42.0	40.6	41.8
Fuel expense, net of fuel surcharge	18.2	16.0	16.6
Rent and purchased transportation	2.5	1.7	1.2
Depreciation and amortization	12.2	11.0	10.9
Operating supplies	9.7	8.3	8.0
Operating taxes and licenses	5.5	5.3	5.5
Insurance and claims	5.5	5.3	5.5
Communications and utilities	0.9	0.8	0.9
Other	2.0	1.6	1.8
Loss on sale or disposal of property	0.0	0.0	0.1
Total operating expenses	98.5	90.6	92.3
Operating income	1.5	9.4	7.7
Non-operating income	0.5	0.1	0.1
Interest expense	(0.7)	(0.4)	(0.5)
Income before income taxes	1.3%	9.1%	7.3%

2007 Compared to 2006

For the year ended December 31, 2007, truckload services revenue, before fuel surcharges, increased 3.0% to $317.9 million as compared to $308.7 million for the year ended December 31, 2006. The increase was primarily due to an 11.6% increase in the average size of the Company’s truck fleet from 1,866 units in 2006 to 2,083 units in 2007. However, a 4.1% decrease in the average rate per total mile charged to customers from approximately $1.34 during 2006 to approximately $1.29 during 2007 and a decrease in the average daily miles traveled per unit from 509 miles in 2006 to 488 miles in 2007 partially offset revenue growth attributable to fleet growth.

Salaries, wages and benefits increased from 40.6% of revenues, before fuel surcharges, in 2006 to 42.0% of revenues, before fuel surcharges, in 2007 which represents an increase from $125.4 million in 2006 to $133.5 million in 2007. The increase relates primarily to an increase in driver wages as the number of company driver compensated miles increased from 229.8 million miles in 2006 to 246.8 million miles in 2007. Also contributing to the increase was an increase in driver lease expense and amounts recorded for employee health insurance expense. Driver lease expense, which is a component of salaries, wages and benefits, increased from $6.2 million in 2006 to $7.8 million in 2007, as the average number of owner operators under contract increased from 45 during 2006 to 57 during 2007. Employee health insurance expense increased from $4.3 million in 2006 to $6.3 million in 2007 as a result of healthcare cost increases, in general, and to an increase in the number and severity of health claims reported during 2007 as compared to 2006. Partially offsetting the increases discussed above was a decrease in amounts accrued for employee bonus plans during 2007 as compared to 2006.

Fuel expense increased from 16.0% of revenues, before fuel surcharges, in 2006 to 18.2% of revenues, before fuel surcharges, in 2007 which represents an increase from $49.4 million during 2006 to $57.8 million during 2007. The increase was primarily due to higher fuel prices as the average price paid per gallon of diesel fuel increased from $2.55 per gallon during 2006 to $2.76 per gallon during 2007. During periods of rising fuel prices the Company is often able to partially offset fuel cost increases through the use of fuel surcharges charged to customers. The Company collected fuel surcharges of approximately $47.8 million during 2006 compared to fuel surcharge collections of $56.4 million during 2007.

Rent and purchased transportation increased from 1.7% of revenues, before fuel surcharges, in 2006 to 2.5% of revenues, before fuel surcharges, in 2007. The increase relates primarily to an increase in amounts paid to third party transportation service providers for intermodal services.

Depreciation and amortization increased from 11.0% of revenues, before fuel surcharges, in 2006 to 12.2% of revenues, before fuel surcharges, in 2007 representing an increase from $33.9 million during 2006 to $38.7 million during 2007. Depreciation expense increased primarily due to an increase in the average size of the Company-owned truck fleet from 1,820 trucks during 2006 to 2,027 trucks during 2007. To a lesser extent, a larger trailer fleet and higher new trailer prices also contributed to the increase.

Operating supplies and expenses increased from 8.3% of revenues, before fuel surcharges, in 2006 to 9.7% of revenues, before fuel surcharges, in 2007. The increase relates primarily to an increase in amounts paid to third party driver training schools, driver layover pay, and for truck repairs expense.

Operating taxes and licenses increased from 5.3% of revenues, before fuel surcharges, in 2006 to 5.5% of revenues, before fuel surcharges, in 2007. Operating taxes and licenses, which consists primarily of fuel taxes, increased from $16.4 million during 2006 to $17.5 million during 2007. Fuel tax expense is primarily affected by the number of gallons of diesel fuel purchased which is primarily a factor of the number of miles traveled and the miles-per-gallon (“mpg”) achieved. During 2007, a decrease in the average mpg to 5.91 from an average mpg of 5.94 during 2006 combined with an increase in the number of miles traveled to 246.8 million in 2007 from 229.8 million miles in 2006, resulted in an increase in the number of diesel fuel gallons purchased.

Insurance and claims expense increased from 5.3% of revenues, before fuel surcharges, in 2006 to 5.5% of revenues, before fuel surcharges, in 2007. The increase represents an increase from $16.4 million during 2006 to $17.6 million during 2007. The increase relates primarily to an increase in auto liability insurance premiums which are determined based on a negotiated rate-per-mile (“NRPM”) with the Company’s insurance carrier. During 2007, the number of miles used to calculate the premiums increased to 246.8 million miles from 229.8 million miles which translated into increased auto liability insurance expense. During October 2007 the Company’s auto liability insurance policy was renewed at a rate which represented a 5.5% reduction in the NRPM and since that time this lower rate-per-mile has helped to partially offset the increase in auto liability insurance expense associated with the increase in miles traveled during 2007 as compared to 2006.

Other expenses increased from 1.6% of revenues, before fuel surcharges, in 2006 to 2.0% of revenues, before fuel surcharges, in 2007. The increase relates primarily to an increase in amounts paid for outsourcing shop employees at the Company’s terminals during 2007 as compared to 2006. Also contributing to the increase was a one-time expense accrual of approximately $300,000 during December 2007 to settle a 1986 environmental remediation claim in which the Company was found partly liable for remediation.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased to 98.6% for 2007 from 90.6% for 2006.

2006 Compared to 2005

For the year ended December 31, 2006, truckload services revenue, before fuel surcharges, increased 7.5% to $308.7 million as compared to $287.1 million for the year ended December 31, 2005. The increase was primarily due to a 6.9% increase in the average rate per total mile charged to customers from approximately $1.26 during 2005 to approximately $1.34 during 2006. Also contributing to the increase was a slight increase in the average size of the Company’s truck fleet from 1,822 units in 2005 to 1,866 units in 2006, however, a decrease in the average daily miles traveled per unit from 519 miles in 2005 to 509 miles in 2006 partially offset revenue growth attributable to our fleet growth.

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

Depreciation and amortization increased from 10.9% of revenues, before fuel surcharges, in 2005 to 11.0% of revenues, before fuel surcharges, in 2006. Depreciation expense increased from $31.3 million during 2005 to $33.9 million during 2006 primarily due to an increase in the size of the Company-owned truck fleet from 1,742 trucks in service at the end of 2005 to 1,949 trucks in service at the end of 2006. To a lesser extent, a larger trailer fleet and higher new trailer prices also contributed to the increase.

Operating supplies and expenses increased from 8.0% of revenues, before fuel surcharges, in 2005 to 8.3% of revenues, before fuel surcharges, in 2006. The increase relates to an increase in amounts paid to third party driver training schools and for truck repairs expense. Truck repairs expense increased in part as a result of the replacement of owner operators with Company drivers as discussed above.

Operating taxes and licenses decreased from 5.5% of revenues, before fuel surcharges, in 2005 to 5.3% of revenues, before fuel surcharges, in 2006. Operating taxes and licenses, which consists primarily of fuel taxes, increased slightly from $15.8 million during 2005 to $16.4 million during 2006. Fuel tax expense is primarily affected by both the number of miles traveled and the miles-per-gallon (mpg) achieved. During 2006 the Company experienced a lower mpg of 5.94 as compared to a mpg of 6.11 during 2005 as the Company continued the replacement of older trucks with new trucks containing the less efficient EPA-compliant engines originally mandated for all engines produced after October 1, 2002. Also contributing to the increase was an increase in the number of miles traveled from 228.6 million in 2005 to 229.8 million in 2006.

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

	Years Ended December 31,
	2007	2006	2005
Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	6.3	5.0	5.1
Fuel expense	0.0	0.0	0.0
Rent and purchased transportation, net of fuel surcharge	88.9	88.3	88.0
Depreciation and amortization	0.0	0.0	0.2
Operating supplies	0.0	0.0	0.0
Operating taxes and licenses	0.0	0.0	0.0
Insurance and claims	0.1	0.0	0.1
Communications and utilities	0.3	0.3	0.4
Other	2.1	1.4	2.5
Loss on sale or disposal of property	0.0	0.0	0.0
Total operating expenses	97.7	95.0	96.3
Operating income	2.3	5.0	3.7
Non-operating income	0.0	0.0	0.0
Interest expense	(0.4)	(0.4)	(0.6)
Income before income taxes	1.9%	4.6%	3.1%

2007 Compared to 2006

For the year ended December 31, 2007, logistics and brokerage services revenues, before fuel surcharges, decreased 20.9% to $33.8 million as compared to $42.7 million for the year ended December 31, 2006. The decrease was primarily the result of a 22.2% decrease in the number of loads brokered during 2007 as compared to 2006.

Rent and purchased transportation increased from 88.3% of revenues, before fuel surcharges, in 2006 to 88.9% of revenues, before fuel surcharges, in 2007. The increase relates to an increase in amounts charged by third party logistics and brokerage service providers primarily as a result of higher fuel costs.

Other expenses increased from 1.4% of revenues, before fuel surcharges, in 2006 to 2.1% of revenues, before fuel surcharges, in 2007. The increase relates primarily to an increase in amounts considered as uncollectible revenue during 2007 as compared to 2006.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased to 97.7% for 2007 from 95.0% for 2006.

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

Results of Operations - Combined Services

2007 Compared to 2006

Income tax expense was approximately $2.0 million in 2007 resulting in an effective rate of 42.6% as compared to income tax expense of approximately $12.1 million in 2006 which resulted in an effective rate of 40.2%. The effective tax rate differs from the statutory rate primarily due to the existence of partially non-deductible meal and incidental expense per-diem payments to company drivers. These per-diem payments may cause a significant difference in the Company’s effective tax rate from period-to-period as the proportion of non-deductible expenses to pre-tax net income increases or decreases.

We have determined, based on significant judgment, that a valuation allowance against our deferred tax assets has not been necessary. Management evaluates the realizability of its deferred tax assets based upon negative and positive evidence available and based on the evidence available at this time, management concludes that it is "more likely than not" that we will be able to realize the benefit of our deferred tax assets in the near future.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. Upon adoption and as of December 31, 2007, there were no unrecognized tax benefits and an adjustment to the Company’s consolidated financial statements for uncertain tax positions was not required as management believes that the Company’s significant tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2004 through 2006 remain open to examination in those jurisdictions. During 2007, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions and does not believe it is reasonably possible that our unrecognized tax benefits will significantly change within the next twelve months.

Net income for all divisions was $2.7 million, or 0.8% of revenues, before fuel surcharge for 2007 as compared to $18.0 million or 5.1% of revenues, before fuel surcharge for 2006. The decrease in net income combined with the effect of treasury stock repurchases resulted in a decrease in diluted earnings per share to $0.26 for 2007 compared to $1.74 for 2006.

2006 Compared to 2005

Net income for all divisions was $18.0 million, or 5.1% of revenues, before fuel surcharge for 2006 as compared to $13.1 million or 4.0% of revenues, before fuel surcharge for 2005. The increase in net income combined with the effect of treasury stock repurchases resulted in an increase in diluted earnings per share to $1.74 for 2006 compared to $1.20 for 2005.

Quarterly Results of Operations

The following table presents selected consolidated financial information for each of our last eight fiscal quarters through December 31, 2007. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the quarterly information.

	Quarter Ended
	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
	(unaudited)
	(in thousands, except earnings per share data)
Operating revenues	$98,809	$106,700	$101,171	$102,162	$100,525	$103,365	$99,874	$96,505
Total operating expenses	96,475	102,528	100,688	103,785	91,473	94,375	94,202	89,154
Operating income (loss)	2,334	4,172	483	(1,623)	9,052	8,990	5,672	7,351
Net income (loss)	1,265	2,192	36	(840)	5,183	5,241	3,268	4,272
Earnings (loss) per common share:
Basic	$0.12	$0.21	$0.00	$(0.08)	$0.50	$0.51	$0.32	$0.41
Diluted	$0.12	$0.21	$0.00	$(0.08)	$0.50	$0.51	$0.32	$0.41

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our lines of credit.

During 2007, we generated $45.2 million in cash from operating activities compared to $60.7 million and $23.7 million in 2006 and 2005, respectively. Investing activities used $61.7 million in cash during 2007 compared to $42.7 million and $41.0 million in 2006 and 2005, respectively. The cash used in all three years related primarily to the purchase of revenue equipment (trucks and trailers) used in our operations. Financing activities provided $15.9 million in cash during 2007 compared to financing activities in 2006 and 2005 which used $18.1 million and $1.2 million, respectively. See Consolidated Statements of Cash Flows.

Our primary use of funds is for the purchase of revenue equipment. We typically use our existing lines of credit on an interim basis, in addition to cash flows from operations, to finance capital expenditures and repay long-term debt. During 2007 and 2006, we utilized cash on hand and our lines of credit to finance revenue equipment purchases for an aggregate of $72.6 million and $50.7 million, respectively.

Occasionally we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 48 months, however as of December 31, 2007 and 2006, we had no outstanding indebtedness under such installment notes.

In order to maintain our truck and trailer fleet count it is often necessary to purchase replacement units and place them in service before trade units are removed from service. The timing difference created during this process often requires the Company to pay for new units without any reduction in price for trade units. In this situation, the Company later receives payment for the trade units as they are delivered to the equipment vendor and have passed vendor inspection. During the twelve months ended December 31, 2007 and 2006, the Company received approximately $5.9 million and $9.9 million, respectively, for units delivered for trade.

We maintain two separate $30.0 million revolving lines of credit (Line A and Line B, respectively) with separate financial institutions. Amounts outstanding under Line A bear interest at LIBOR (determined as of the first day of each month) plus 1.25% (6.48% at December 31, 2007), are secured by our accounts receivable and mature on May 31, 2009. At December 31, 2007 outstanding advances on line A were approximately $28.5 million, including $300,000 in letters of credit, with availability to borrow $1.5 million. Amounts outstanding under Line B bear interest at LIBOR (determined on the last day of the previous month) plus 1.15% (6.39% at December 31, 2007), are secured by revenue equipment and mature on June 30, 2008, however the Company has the intent and ability to extend the terms of this line of credit for an additional one year period until June 30, 2009. At December 31, 2007, $17.5 million, including $2.5 million in letters of credit were outstanding under Line B with availability to borrow $12.5 million. In an effort to reduce interest rate risk associated with these floating rate facilities, we entered into interest rate swap agreements in an aggregate notional amount of $20.0 million that terminated in 2006. For additional information regarding the interest rate swap agreements, see Item 7A of this Report.

Marketable equity securities available for sale at December 31, 2007 increased approximately $2.8 million as compared to December 31, 2006. During the year ended December 31, 2007, the Company purchased approximately $5.4 million of equity securities with the remaining increase or decrease attributable to changes in the market value of the investments, net of sales and other-than-temporary write-downs. These securities, combined with equity securities purchased in prior periods, have a combined cost basis of approximately $13.9 million and a combined fair market value of approximately $17.3 million. The Company has developed a strategy to invest in securities from which it expects to receive dividends that qualify for favorable tax treatment, as well as, appreciate in value. The Company anticipates that increases in the market value of the investments combined with dividend payments will exceed interest rates paid on borrowings for the same period. During 2007 the Company had net unrealized pre-tax losses of approximately $1.9 million and received dividends of approximately $655,000. The holding term of these securities depends largely on the general economic environment, the equity markets, borrowing rates and the Company's cash requirements.

Accounts receivable-other at December 31, 2007 increased approximately $4.0 million as compared to December 31, 2006. During 2007, the Company contracted with a third-party qualified intermediary in order to implement a like-kind exchange tax program. Under the program, dispositions of eligible trucks or trailers and acquisitions of replacement trucks or trailers are made in a form whereby any associated tax gains related to the disposal are deferred. To qualify for like-kind exchange treatment, we exchange, through our qualified intermediary, eligible trucks or trailers being disposed with trucks or trailers being acquired. At December 31, 2007 approximately $4.1 million of tractor and trailer sales proceeds were being held by the third-party qualified intermediary. The Company intends to use these $4.1 million in sales proceeds during 2008 to purchase qualified replacement tractors or trailers.

Revenue equipment, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units, increased approximately $5.2 million as compared to December 31, 2006. The increase is primarily related to the net effect of purchasing approximately 610 trucks and 530 trailers during 2007 while only disposing of approximately 590 trucks and 340 trailers during 2007. Also contributing to the increase was an increase in the cost of new truck and trailer units as compared to the units they replaced and to the acquisition of additional Qualcomm™ satellite tracking units. At December 31, 2007, approximately 70 trucks included in revenue equipment had been placed in inactive status as they were prepared for sale or trade. The sale or trade of these trucks in 2008 will reduce the carrying amount of the Company’s revenue equipment and accumulated depreciation at the time of sale or trade.

Accounts payable at December 31, 2007 decreased approximately $13.2 million as compared to December 31, 2006. The decrease is primarily related to $14.3 million in truck and trailer purchases made during December 2006 for which payment was made in January 2007 as the Company increased its December 2006 truck purchases in an effort to delay purchasing trucks with the 2007 model diesel engines. The 2007 model diesel engines are designed to meet stricter EPA emission standards and were discussed in this report above in “Part I, Item 1, Revenue Equipment”.

Long-term debt at December 31, 2007 increased approximately $23.0 million as compared to December 31, 2006. The increase relates primarily to borrowings against the Company’s two lines of credit in order to finance the purchase of replacement trucks and trailers. During 2007, purchases of revenue equipment, net of sales or trade proceeds received for retired revenue equipment, required the use of cash or borrowings against the lines of credit of approximately $50.4 million. Also, approximately $12.7 million of cash provided by operating activities, which would have been available to purchase revenue equipment, was used to purchase approximately $7.3 million of treasury stock and $5.4 million of marketable investments.

Treasury stock at December 31, 2007 increased approximately $7.3 million as the Company purchased 471,500 shares of its common stock at various times throughout 2007 as part of a stock repurchase plan approved by the Company’s Board of Directors during May 2007. The stock repurchase plan authorizes the purchase of up to 600,000 shares of the Company’s common stock and expires in May 2008.

For 2008, we expect to purchase approximately 550 new trucks and approximately 730 trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $45.1 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our anticipated future cash flows and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Contractual Obligations and Commercial Commitments

The following table sets forth the Company's contractual obligations and commercial commitments as of December 31, 2007:

	Payments due by period (in thousands)
	Total	Less than 1 year	1 to 3 Years	4 to 5 Years	More than 5 Years

Long-term debt	$46,237	$2,065	$44,172	$-	$-
Operating leases (1)	1,741	520	762	379	80
Total	$47,978	$2,585	$44,934	$379	$80

(1) Represents building, facilities, and drop yard operating leases.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Regulation S-K 303 (a)(4)(ii) issued by the Securities and Exchange Commission.

Insurance

With respect to physical damage for trucks, cargo loss and auto liability, the Company maintains insurance coverage to protect it from certain business risks. These policies are with various carriers and have per occurrence deductibles of $2,500, $10,000 and $2,500 respectively. The Company maintains workers’ compensation coverage in Arkansas, Ohio, Oklahoma, Mississippi, and Florida with a $500,000 self-insured retention and a $500,000 per occurrence excess policy. The Company has elected to opt out of workers' compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has reserved for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers’ compensation claims. Letters of credit aggregating $400,000 and certificates of deposit totaling $200,000 are held by banks as security for workers’ compensation claims. The Company self insures for employee health claims with a stop loss of $200,000 per covered employee per year and estimates its liability for claims incurred but not reported.

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

Property and equipment. Management must use its judgment in the selection of estimated useful lives and salvage values for purposes of depreciating trucks and trailers which in some cases do not have guaranteed residual values. Estimates of salvage value at the expected date of trade-in or sale are based on the expected market values of equipment at the time of disposal which, in many cases include guaranteed residual values by the manufacturers.

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

Income Taxes. Significant management judgment is required to determine the provision for income taxes and to determine whether deferred income tax assets will be realized in full or in part. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When it is more likely that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable. A valuation allowance for deferred income tax assets has not been deemed to be necessary. Accordingly, if the facts or financial circumstances were to change, thereby impacting the likelihood of realizing the deferred income tax assets, judgment would need to be applied to determine the amount of valuation allowance required in any given period.

Effective January 1, 2007, the Company adopted the provisions of FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Business Combinations and Goodwill. Upon acquisition of an entity, the cost of the acquired entity must be allocated to assets and liabilities acquired. Identification of intangible assets, if any, that meet certain recognition criteria is necessary. This identification and subsequent valuation requires significant judgments. The carrying value of goodwill is tested annually and as of December 31, 2007 the Company determined that there was no impairment. The impairment testing requires an estimate of the value of the Company as a whole, as the Company has determined it only has one reporting unit as defined in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk exposures include equity price risk, interest rate risk, and commodity price risk (the price paid to obtain diesel fuel for our trucks). The potential adverse impact of these risks and the general strategies we employ to manage such risks are discussed below.

The following sensitivity analyses do not consider the effects that an adverse change may have on the overall economy nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results of changes in prices or rates may differ materially from the hypothetical results described below.

Equity Price Risk

We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities increased to $17.3 million at December 31, 2007 from $14.4 million at December 31, 2006. The increase includes additional purchases, net of sales or write-downs, of approximately $4.8 million during 2007 and a decrease in the fair market value of approximately $1.9 million during 2007. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.7 million. For additional information with respect to the marketable equity securities, see Note 3 to our consolidated financial statements.

Interest Rate Risk

Our two lines of credit each bear interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are effected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the lines of credit. In an effort to manage the risks associated with changing interest rates, we entered into interest rate swap agreements effective February 28, 2001 and May 31, 2001, on notional amounts of $15,000,000 and $5,000,000, respectively. The “pay fixed rates” under the $15,000,000 and $5,000,000 swap agreements were 5.08% and 4.83%, respectively. The “receive floating rate” for both swap agreements was “1-month” LIBOR. These interest rate swap agreements terminated on March 2, 2006 and June 2, 2006, respectively. Assuming $40.0 million of variable rate debt was outstanding under Line “A” and not covered by a hedge agreement for a full fiscal year, a hypothetical 100 basis point increase in LIBOR would result in approximately $400,000 of additional interest expense. For additional information with respect to the interest rate swap agreements, see Note 17 to our consolidated financial statements.

Commodity Price Risk

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our 2007 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by $11.4 million.

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

Item 8. Financial Statements and Supplementary Data.

The following statements are filed with this report:

Report of Independent Registered Public Accounting Firm – Grant Thornton LLP
Consolidated Balance Sheets - December 31, 2007 and 2006
Consolidated Statements of Income - Years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Shareholders’ Equity and Other Comprehensive Income - Years ended
December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows - Years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
P.A.M. Transportation Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries (collectively, the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and other comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P.A.M. Transportation Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), P.A.M. Transportation Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
March 12, 2008

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2007 AND 2006 (in thousands, except share and per share data)

ASSETS	2007	2006

CURRENT ASSETS:
Cash and cash equivalents	$407	$1,040
Accounts receivable—net:
Trade	58,397	61,469
Other	5,349	1,361
Inventories	905	819
Prepaid expenses and deposits	14,978	14,928
Marketable equity securities	17,269	14,437
Income taxes refundable	2,199	498

Total current assets	99,504	94,552

PROPERTY AND EQUIPMENT:
Land	2,674	2,674
Structures and improvements	9,795	9,383
Revenue equipment	292,133	286,933
Office furniture and equipment	7,482	6,890

Total property and equipment	312,084	305,880

Accumulated depreciation	(107,841)	(102,566)

Net property and equipment	204,243	203,314

OTHER ASSETS:
Goodwill	15,413	15,413
Non-compete agreements, net	17	217
Other	727	750

Total other assets	16,157	16,380

TOTAL ASSETS	$319,904	$314,246

		(Continued)

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2007 AND 2006 (in thousands, except share and per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY	2007	2006

CURRENT LIABILITIES:
Accounts payable	$25,346	$38,510
Accrued expenses and other liabilities	10,323	9,994
Current maturities of long-term debt	2,065	1,915
Deferred income taxes—current	5,117	5,658

Total current liabilities	42,851	56,077

Long-term debt—less current portion	44,172	21,205
Deferred income taxes—less current portion	53,504	51,902
Other	-	34

Total liabilities	140,527	129,218

COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,368,207 and 11,362,207 shares issued; 9,838,107 and 10,303,607 shares outstanding at December 31, 2007 and December 31, 2006, respectively	114	114
Additional paid-in capital	77,557	77,309
Accumulated other comprehensive income	1,921	3,142
Treasury stock, at cost; 1,530,100 and 1,058,600 shares, respectively	(25,200)	(17,869)
Retained earnings	124,985	122,332

Total shareholders’ equity	179,377	185,028

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$319,904	$314,246

		(Concluded)
See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 (in thousands, except per share data)

	2007	2006	2005
OPERATING REVENUES:
Revenue, before fuel surcharge	$351,701	$351,373	$326,353
Fuel surcharge	57,140	48,896	34,527

Total operating revenues	408,841	400,269	360,880

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	135,606	127,539	122,005
Fuel expense	114,242	97,286	81,017
Rents and purchased transportation	38,718	43,844	39,074
Depreciation and amortization	38,759	33,929	31,376
Operating supplies and expenses	30,845	25,682	23,114
Operating taxes and licenses	17,520	16,421	15,776
Insurance and claims	17,591	16,389	15,992
Communications and utilities	3,113	2,642	2,648
Other	7,130	5,426	6,205
(Gain) loss on sale or disposal of equipment	(48)	47	147

Total operating expenses and costs	403,476	369,205	337,354

OPERATING INCOME	5,365	31,064	23,526

NON-OPERATING INCOME	1,707	448	477
INTEREST EXPENSE	(2,453)	(1,475)	(1,881)

INCOME BEFORE INCOME TAXES	4,619	30,037	22,122

FEDERAL AND STATE INCOME TAXES:
Current	217	9,768	7,572
Deferred	1,749	2,305	1,411

Total federal and state income taxes	1,966	12,073	8,983

NET INCOME	$2,653	$17,964	$13,139

EARNINGS PER COMMON SHARE:
Basic	$0.26	$1.74	$1.20

Diluted	$0.26	$1.74	$1.20

AVERAGE COMMON SHARES OUTSTANDING:
Basic	10,238	10,296	10,966

Diluted	10,239	10,302	10,976

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 (in thousands)
	Common Stock Shares / Amount		Additional Paid-In Capital	Other Comprehensive Income	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

BALANCE— January 1, 2005	11,303	$113	$76,050		$1,151	$-	$91,229	$168,543

Components of comprehensive income:
Net earnings				$13,139			13,139	13,139
Other comprehensive gain:
Unrealized gain on hedge,
net of tax of $195				282	282			282
Unrealized gain on marketable
securities, net of tax of $189				288	288			288
Total comprehensive income				$13,709
Treasury stock repurchases	(1,059)					(17,869)		(17,869)
Exercise of stock options-shares
issued including tax benefits	41		379					379

BALANCE— December 31, 2005	10,285	113	76,429		1,721	(17,869)	104,368	164,762

Components of comprehensive income:
Net earnings				$17,964			17,964	17,964
Other comprehensive gain:
Unrealized gain on hedge,
net of tax of $13				19	19			19
Unrealized gain on marketable
securities, net of tax of $923				1,402	1,402			1,402
Total comprehensive income				$19,385
Exercise of stock options-shares
issued including tax benefits	18	1	369					370
Share-based compensation			511					511

BALANCE— December 31, 2006	10,303	114	77,309		3,142	(17,869)	122,332	185,028

Components of comprehensive income:
Net earnings				$2,653			2,653	2,653
Other comprehensive gain:
Realized gain on marketable
securities, net of tax of $241				(359)	(359)			(359)
Unrealized loss on marketable
securities, net of tax of $(448)				(862)	(862)			(862)
Total comprehensive income				$1,432
Treasury stock repurchases	(471)					(7,331)		(7,331)
Exercise of stock options-shares
issued including tax benefits	6		125					125
Share-based compensation			123					123

BALANCE— December 31, 2007	9,838	$114	$77,557		$1,921	$(25,200)	$124,985	$179,377

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 (in thousands)
	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$2,653	$17,964	$13,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,759	33,929	31,376
Bad debt expense	573	310	1,428
Stock compensation—net of excess tax benefits	118	441	-
Non-compete agreement amortization—net of payments	-	-	37
Provision for deferred income taxes	1,749	2,305	1,411
Reclassification of unrealized loss on marketable equity securities	95	120	153
Gain on sale of marketable equity securities	(1,071)	(30)	-
(Gain) loss on sale or disposal of equipment	(48)	47	147
Changes in operating assets and liabilities:
Accounts receivable	2,585	3,685	(19,236)
Prepaid expenses, inventories, and other assets	(113)	440	(40)
Income taxes refundable	(1,696)	(202)	528
Trade accounts payable	1,089	2,219	(5,881)
Accrued expenses	496	(525)	679

Net cash provided by operating activities	45,189	60,703	23,741

INVESTING ACTIVITIES:
Purchases of property and equipment	(76,166)	(53,514)	(62,013)
Proceeds from sale or disposal of equipment	22,273	11,987	22,850
Changes in restricted cash	(4,073)	-	-
Sales of marketable equity securities	1,622	85	-
Purchases of marketable equity securities	(5,389)	(1,288)	(1,884)
Other	-	-	20

Net cash used in investing activities	(61,733)	(42,730)	(41,027)

FINANCING ACTIVITIES:
Borrowings under line of credit	508,076	446,221	422,460
Repayments under line of credit	(484,322)	(463,967)	(405,277)
Borrowings of long-term debt	2,067	1,996	1,977
Repayments of long-term debt	(2,704)	(2,682)	(2,913)
Repurchases of common stock	(7,331)	-	(17,869)
Stock compensation excess tax benefits	5	70	-
Exercise of stock options	120	300	378

Net cash provided by (used in) financing activities	15,911	(18,062)	(1,244)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(633)	(89)	(18,530)

CASH AND CASH EQUIVALENTS—Beginning of year	1,040	1,129	19,659

CASH AND CASH EQUIVALENTS—End of year	$407	$1,040	$1,129

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid during the period for:
Interest	$2,410	$1,481	$1,928
Income taxes	$1,976	$10,061	$7,190

NONCASH INVESTING AND FINANCING ACTIVITIES—
Purchases of revenue equipment included in accounts payable	$-	$14,276	$-

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

1.	ACCOUNTING POLICIES

Description of Business and Principles of Consolidation–P.A.M. Transportation Services, Inc. (the “Company”), through its subsidiaries, operates as a truckload transportation and logistics company.

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

Use of Estimates–The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. The Company periodically reviews these estimates and assumptions. The Company's estimates were based on its historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents–The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash– Restricted cash consists of cash proceeds from the sale of trucks and trailers under our like-kind exchange (“LKE”) tax program. See Note 11, “Federal and State Income Taxes,” for a discussion of the Company’s LKE tax program. We classify restricted cash as a current asset within “Accounts receivable-other” as the exchange process must be completed within 180 days in order to qualify for income tax deferral treatment. The changes in restricted cash balances are reflected as an investing activity in our Consolidated Statements of Cash Flows as they relate to the sales and purchases of revenue equipment.

Bank Overdrafts–The Company classifies bank overdrafts in current liabilities as an accounts payable and does not offset other positive bank account balances located at the same or other financial institutions. Bank overdrafts generally represent checks written that have not yet cleared the Company’s bank accounts. The majority of the Company’s bank accounts are zero balance accounts that are funded at the point items clear against the account by drawings against a line of credit, therefore the outstanding checks represent bank overdrafts. Because the recipients of these checks have generally not yet received payment, the Company continues to classify bank overdrafts as accounts payable. Bank overdrafts are classified as changes in accounts payable in the cash flows from operating activities section of the Company’s Consolidated Statement of Cash Flows. Bank overdrafts as of December 31, 2007 and 2006 were approximately $11,088,000 and $8,230,000, respectively.

Accounts Receivable Other–The components of accounts receivable other consist primarily of amounts held by a third-party qualified intermediary that the Company uses to effectuate deferral of income taxes on gains from sales of trucks and trailers under the Company’s LKE tax program. Also included are amounts representing company driver advances, owner operator advances and equipment manufacturer warranties. Advances receivable from company drivers as of December 31, 2007 and 2006, were approximately $598,000 and $503,000, respectively.

Accounts Receivable Allowance–An allowance is provided for accounts receivable based on historical collection experience. Additionally, management considers any accounts individually known to exhibit characteristics indicating a collection problem.

Marketable Equity Securities–Marketable equity securities are classified by the Company as either available for sale or trading. Securities classified as available for sale are carried at market value with unrealized gains and losses recognized in accumulated other comprehensive income in the statements of stockholders’ equity. Securities classified as trading are carried at market value with unrealized gains and losses recognized in the statements of income. Realized gains and losses are computed utilizing the specific identification method.

Impairment of Long-Lived Assets–The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the long-lived asset is not recoverable, and it exceeds its fair value. For long-lived assets classified as held and used, if the carrying value of the long-lived asset exceeds the sum of the future net cash flows, it is not recoverable. The Company does not separately identify assets by subsidiary, as trucks and trailers are routinely transferred from one division to another. As a result, none of the Company's long-lived assets have identifiable cash flows from use that are largely independent of the cash flows of other assets and liabilities. Thus, the asset group used to assess impairment would include all assets and liabilities of the Company.

Property and Equipment–Property and equipment is recorded at cost, less accumulated depreciation. For financial reporting purposes, the cost of such property is depreciated principally by the straight-line method. For tax reporting purposes, accelerated depreciation or applicable cost recovery methods are used. Depreciation is recognized over the estimated asset life, considering the estimated salvage value of the asset. Such salvage values are based on estimates using expected market values for used equipment and the estimated time of disposal which, in many cases include guaranteed residual values by the manufacturers. Gains and losses are reflected in the year of disposal. The following is a table reflecting estimated ranges of asset useful lives by major class of depreciable assets:

Asset Class	Estimated Asset Life

Service vehicles	3-5 years
Office furniture and equipment	3-7 years
Revenue equipment	3-10 years
Structure and improvements	5-30 years

Prepaid Tires–Tires purchased with revenue equipment are capitalized as a cost of the related equipment. Replacement tires are included in prepaid expenses and deposits and are amortized over a 24-month period. Amounts paid for the recapping of tires are expensed when incurred.

Advertising Expense–Advertising costs are expensed as incurred and totaled approximately $605,000, $550,000 and $350,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Repairs and Maintenance–Repairs and maintenance costs are expensed as incurred.

Goodwill–The Company follows the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”), which requires the Company to assess acquired goodwill for impairment at least annually in the absence of an indicator of possible impairment, and immediately upon an indicator of possible impairment. The Company has selected December 31 for its annual impairment testing and determined as of December 31, 2007 there was no impairment.

Self Insurance Liability—A liability is recognized for known health, workers’ compensation, cargo damage, property damage and auto liability damage. An estimate of the incurred but not reported claims for each type of liability is made based on historical claims made, estimated frequency of occurrence, and considering changing factors that contribute to the overall cost of insurance.

Income Taxes–The Company applies the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under this method, deferred tax liabilities and assets are determined based on the difference between the financial reporting basis and the tax reporting basis of assets and liabilities using enacted tax rates. In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which became effective for the Company on January 1, 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. The application of income tax law to multi-jurisdictional operations such as those performed by the Company, are inherently complex. Laws and regulations in this area are voluminous and often ambiguous. As such, we may be required to make subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations may change over time which could cause changes in our assumptions and judgments that could materially affect amounts recognized in the consolidated financial statements.

Revenue Recognition–Revenue is recognized in full upon completion of delivery to the receiver’s location. For freight in transit at the end of a reporting period, the Company recognizes revenue pro rata based on relative transit miles completed as a portion of the estimated total transit miles. Expenses are recognized as incurred.

Share-Based Compensation–The Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments, effective January 1, 2006, utilizing the “modified prospective” method as described in the standard. Under the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. Prior to adoption, the Company accounted for share-based payments under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company uses historical volatility when estimating the expected volatility of its share price. For additional information with respect to share-based compensation, see Note 12 to our consolidated financial statements.

Earnings Per Share–The Company computes and presents earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS No. 128”). The difference between the Company's weighted-average shares outstanding and diluted shares outstanding is due to the dilutive effect of stock options for all periods presented. See Note 13 for computation of diluted EPS.

Business Segment and Concentrations of Credit Risk–The Company operates in one business segment, motor carrier operations. The Company provides truckload transportation services as well as brokerage and logistics services to customers throughout the United States and portions of Canada and Mexico. Truckload transportation services revenues, excluding fuel surcharges, represented 90.4%, 87.8%, and 88.0% of total revenues, excluding fuel surcharges, for the twelve months ended December 31, 2007, 2006, and 2005, respectively. Remaining revenues, excluding fuel surcharges, for each respective year were generated by brokerage and logistics services. The Company performs ongoing credit evaluations and generally does not require collateral from its customers. The Company maintains reserves for potential credit losses. In view of the concentration of the Company’s revenues and accounts receivable among a limited number of customers within the automobile industry, the financial health of this industry is a factor in the Company’s overall evaluation of accounts receivable.

Recent Accounting Pronouncements–In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS No. 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS No. 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS No. 160 to fiscal years preceding the effective date are not permitted. Management does not expect the adoption of SFAS No. 160 to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in earnings, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS No. 141(R) is required for combinations occurring in fiscal years beginning after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. Beginning on January 1, 2009, adoption of SFAS No. 141(R) will impact our accounting for business combinations completed on or after that date.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits an entity the option to measure many financial instruments and certain other items at fair value on specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity adopts SFAS No. 159 in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company did not early-adopt SFAS No. 159 and management does not expect adoption of this statement to have a significant impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities, establishes a common definition of fair value, provides a framework for measuring fair value under United States Generally Accepted Accounting Principles (“GAAP”) and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 6, 2008, the FASB deferred the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Management is currently evaluating the impact that adoption of SFAS No. 157 might have on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and is effective for fiscal years beginning after December 15, 2006. Adoption of this statement did not have a material effect on the Company's consolidated financial statements.

2.	TRADE ACCOUNTS RECEIVABLE

The Company's receivables result primarily from the sale of transportation and logistics services. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Accounts receivable which consist of both billed and unbilled receivables are recorded at their invoiced amount and are presented net of an allowance for doubtful accounts. Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectibility. Accounts receivable balances consist of the following components as of December 31, 2007 and 2006:

	2007	2006
	(in thousands)

Billed	$53,439	$55,132
Unbilled	6,849	7,794
Allowance for doubtful accounts	(1,891)	(1,457)

Total accounts receivable—net	$58,397	$61,469

An analysis of changes in the allowance for doubtful accounts for the years ended December 31, 2007, 2006, and 2005 follows:

	2007	2006	2005
	(in thousands)

Balance—beginning of year	$1,457	$2,030	$768
Provision for bad debts	607	354	1,490
Charge-offs	(361)	(960)	(228)
Recoveries	188	33	-
Balance—end of year	$1,891	$1,457	$2,030

3.	MARKETABLE EQUITY SECURITIES

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). SFAS No. 115 requires companies to classify their investments as either trading, available-for-sale or held-to-maturity. The Company’s investments in marketable securities are classified as either trading or available-for-sale and consist of equity securities. Management determines the appropriate classification of these securities at the time of purchase and re-evaluates such designation as of each balance sheet date. During 2007, the Company received proceeds of approximately $1,622,000 for the sale of marketable equity securities with a combined cost of approximately $550,000, resulting in a realized gain of approximately $1,071,000. During 2007, two securities were transferred from available-for-sale to trading. These securities were transferred because, historically, they have significantly underperformed in relation to their benchmarks. The resulting gain recognized was not material. During 2006, there were no reclassifications of marketable securities. Marketable equity securities classified as available-for-sale are carried at fair value, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income in shareholders’ equity. The cost of securities sold is based on the specific identification method. Interest and dividends on marketable securities are included in non-operating income. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in the determination of net income as gains (losses) on the sale of securities.

As of December 31, 2007, equity securities classified as available-for-sale and equity securities classified as trading had a cost basis of approximately $13,272,000 and $661,000, respectively and fair market values of approximately $16,608,000 and $661,000, respectively. For the year ended December 31, 2007, the Company had net unrealized losses in market value on securities classified as available-for-sale of approximately $1,221,000, net of deferred income taxes. These securities had gross unrealized gains of approximately $4,916,000 and gross unrealized losses of approximately $1,572,000. As of December 31, 2007, the total unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $1,921,000.

As of December 31, 2006, the Company’s equity securities were all classified as available-for-sale and had a combined cost basis of approximately $9,189,000 and a combined fair market value of approximately $14,437,000. For the year ended December 31, 2006, the Company had net unrealized gains in market value of approximately $1,402,000, net of deferred income taxes. These securities had gross unrealized gains of approximately $5,260,000 and gross unrealized losses of approximately $12,000. As of December 31, 2006, the total unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $3,142,000.

The following table shows the Company’s investments’ approximate gross unrealized losses and fair value at December 31, 2007 and 2006. These investments consist of equity securities. As of December 31, 2007 and 2006 there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	2007		2006
	(in thousands)
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses

Equity securities – Available for sale	$5,308	$1,541	$417	$12
Equity securities – Trading	409	31	-	-

Totals	$5,717	$1,572	$417	$12

4.	INTANGIBLE ASSETS

The Company applies the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which requires the Company to assess acquired goodwill for impairment at least annually in the absence of an indicator of possible impairment, and immediately upon an indicator of possible impairment. The annual assessment of impairment was completed on December 31, 2007 and the Company determined there was no impairment as of that date. Goodwill at December 31 is summarized as follows:

	2007	2006	2005
	(in thousands)

Goodwill, beginning of year	$15,413	$15,413	$15,413
Goodwill acquired	-	-	-
Goodwill impairment	-	-	-

Goodwill—end of year	$15,413	$15,413	$15,413

Non-compete agreements are amortized on a straight-line basis over the contractual term of the related agreement. Amortization expense associated with non-compete agreements was approximately $200,000, $200,000 and $237,000, for the years ending December 31, 2007, 2006 and 2005. The Company's non-compete agreements at December 31 are summarized as follows:

	2007	2006
	(in thousands)

Non-compete agreements, original cost	$1,000	$1,000
Accumulated amortization	(983)	(783)

Non-compete agreements—net	$17	$217

Over the remaining life of the non-compete agreement currently held by the Company, approximately $17,000 of amortization expense will be recognized during 2008.

5.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at December 31 are summarized as follows:

	2007	2006
	(in thousands)

Payroll	$1,818	$1,779
Accrued vacation	1,966	1,827
Taxes—other than income	2,598	2,591
Interest	123	80
Driver escrows	1,023	939
Self-insurance claims reserves	2,795	2,778

Total accrued expenses and other liabilities	$10,323	$9,994

6.	CLAIMS LIABILITIES

With respect to physical damage for trucks, cargo loss and auto liability, the Company maintains insurance coverage to protect it from certain business risks. These policies are with various carriers and have per occurrence deductibles of $2,500, $10,000 and $2,500 respectively. Since 2002, the Company has elected to self insure itself for physical damage to trailers. The Company maintains workers’ compensation coverage in Arkansas, Ohio, Oklahoma, Mississippi, and Florida with a $500,000 self-insured retention and a $500,000 per occurrence excess policy. The Company has elected to opt out of workers' compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has reserved for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers’ compensation claims. Letters of credit aggregating $400,000 and certificates of deposit totaling $200,000 are held by banks as security for workers’ compensation claims. The Company self insures for employee health claims with a stop loss of $200,000 per covered employee per year and estimates its liability for claims incurred but not reported.

7.	LONG-TERM DEBT

Long-term debt at December 31, consists of the following:

	2007	2006
	(in thousands)
Line of credit with a bank—due May 31, 2009, and
collateralized by accounts receivable (1)	$28,192	$14,437
Line of credit with a bank—due June 30, 2008, and
collateralized by revenue equipment (2)	15,000	5,000
Note payable (3)	1,767	2,510
Other (4)	1,124	1,173
Other (5)	154	-
Total long-term debt	$46,237	$23,120
Less current maturities	(2,065)	(1,915)

Long-term debt—net of current maturities	$44,172	$21,205

(1)
Line of credit agreement with a bank provides for maximum borrowings of $30.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of LIBOR as of the first day of the month plus 1.25% (6.48% at December 31, 2007). Monthly payments of interest are required under this agreement. Also, under the terms of the agreement the Company must have (a) a debt to equity ratio of no more than 2:1, and (b) maintain a tangible net worth of at least $125 million. The Company was in compliance with all provisions of the agreement at December 31, 2007.

(2)
Line of credit agreement with a bank provides for maximum borrowings of $30.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of LIBOR as of the last day of the previous month plus 1.15% (6.39% at December 31, 2007). Monthly payments of interest are required under this agreement. Also, under the terms of the agreement the Company must have (a) positive net income, (b) a funded debt to EBITDA ratio of less than 3:1, (c) a leverage ratio of less than 3:1, and (d) maintain a tangible net worth of at least $42 million increased by (1) 50% of cumulative quarterly net income and (2) proceeds of any public stock offering. The Company was in compliance with all provisions of the agreement at December 31, 2007. The Company has the intent and ability to extend the terms of this agreement for an additional one year period until June 30, 2009 and accordingly has classified the debt as long-term.

(3)	6.0% note to the former owner of an acquired entity with an original face amount of $4,974,612, payable in monthly installments of $72,672 through March 2010.

(4)	5.75% note to insurance premium finance company at December 31, 2007 with an original face amount of $1,912,934, payable in monthly installments of $163,636 through August 2008.

(5)	5.23% note to insurance premium finance company at December 31, 2007 with an original face amount of $154,023, payable in monthly installments of $19,547 through August 2008.

The Company has provided letters of credit to third parties totaling approximately $2,389,000 at December 31, 2007. The letters are held by these third parties to assist such parties in collection of any amounts due by the Company should the Company default in its commitments to the parties.

Scheduled annual maturities on long-term debt outstanding at December 31, 2007, are:

(in thousands)

2008	$2,065
2009	44,028
2010	144
2011	-
2012	-

Total	$46,237

8.	CAPITAL STOCK

The Company's authorized capital stock consists of 40,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. At December 31, 2007, there were 11,368,207 shares of our common stock issued and 9,838,107 shares outstanding. No shares of our preferred stock were issued or outstanding at December 31, 2007.

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

Preferred Stock

Preferred stock may be issued from time to time by our Board of Directors, without stockholder approval, in such series and with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or other provisions, as may be fixed by the Board of Directors in the resolution authorizing their issuance. The issuance of preferred stock by the Board of Directors could adversely affect the rights of holders of shares of common stock; for example, the issuance of preferred stock could result in a class of securities outstanding that would have certain preferences with respect to dividends and in liquidation over the common stock, and that could result in a dilution of the voting rights, net income per share and net book value of the common stock. As of December 31, 2007, we have no agreements or understandings for the issuance of any shares of preferred stock.

Treasury Stock

In April 2005 our Board of Directors authorized the repurchase of up to 600,000 shares of our common stock during the six month period ending October 11, 2005. These 600,000 shares were all repurchased by September 30, 2005. On September 6, 2005 our Board of Directors authorized an extension of the stock repurchase program until September 2006 and the repurchase of up to an additional 900,000 shares of our common stock. The Company repurchased 458,600 of these additional shares prior to December 31, 2005 and made no additional purchases during 2006.

In May 2007, our Board of Directors authorized the repurchase of up to 600,000 shares of our common stock during the twelve month period following the announcement. Subsequent to the date of the announcement and through the remainder of 2007, the Company repurchased 471,500 shares of its common stock.

The Company accounts for Treasury stock using the cost method and as of December 31, 2007, 1,530,100 shares were held in the treasury at an aggregate cost of approximately $25,200,000.

9.	COMPREHENSIVE INCOME

Comprehensive income was comprised of net income plus or minus market value adjustments related to fuel hedges, interest rate swap agreements and marketable securities. The components of comprehensive income were as follows:

	2007	2006	2005
	(in thousands)

Net income	$2,653	$17,964	$13,139

Other comprehensive income (loss):
Reclassification adjustment for realized gains
on marketable securities, included in
net income, net of income taxes	(359)	-	-
Reclassification adjustment for losses on
derivative instruments included in net income
accounted for as hedges, net of income taxes	-	18	227
Reclassification adjustment for unrealized
losses on marketable securities, included in
net income, net of income taxes	55	53	91
Change in fair value of interest rate
swap agreements, net of income taxes	-	1	55
Change in fair value of marketable
securities, net of income taxes	(917)	1,349	197

Total comprehensive income	$1,432	$19,385	$13,709

10.	SIGNIFICANT CUSTOMERS AND INDUSTRY CONCENTRATION

In 2007, 2006, and 2005, one customer, who is in the automobile manufacturing industry, accounted for 38%, 41% and 39% of revenues, respectively. The Company also provides transportation services to other manufacturers who are suppliers for automobile manufacturers including suppliers for the Company’s largest customer. As a result, concentration of the Company’s business within the automobile industry is significant. Of the Company’s revenues for 2007, 2006, and 2005, 49%, 52%, and 52%, respectively, were derived from transportation services provided to the automobile manufacturing industry. Accounts receivable from the largest customer totaled approximately $25,830,000 and $30,040,000 at December 31, 2007 and 2006, respectively.

11.	FEDERAL AND STATE INCOME TAXES

Under SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax reporting purposes.

Significant components of the Company’s deferred tax liabilities and assets at December 31 are as follows:

	2007		2006
	(in thousands)
	Current	Long-Term	Current	Long-Term

Deferred tax liabilities:
Property and equipment	$-	$52,062	$-	$49,731
Unrealized gains on securities	1,423	-	2,113	-
Prepaid expenses and other	5,650	3,428	5,665	2,920

Total deferred tax liabilities	7,073	55,490	7,778	52,651

Deferred tax assets:
Allowance for doubtful accounts	718	-	553	-
Alternative minimum tax credit	-	481	-	-
Compensated absences	630	-	564	-
Self-insurance allowances	492	-	664	-
Share-based compensation	-	289	-	242
Bonus compensation	-	-	235	-
Net operating loss carryover	-	722	-	-
Non-competition agreement	-	494	-	507
Other	116	-	104	-

Total deferred tax assets	1,956	1,986	2,120	749

Net deferred tax liability	$5,117	$53,504	$5,658	$51,902

The reconciliation between the effective income tax rate and the statutory Federal income tax rate for the years ended December 31, 2007, 2006 and 2005 is presented in the following table:

	2007		2006		2005
	(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent

Income tax at the
statutory federal rate	$1,571	34.0	$10,513	35.0	$7,743	35.0
Nondeductible expense	381	8.3	378	1.3	450	2.0
State income taxes—net
of federal benefit	14	0.3	1,182	3.9	790	3.6
Total income taxes	$1,966	42.6	$12,073	40.2	$8,983	40.6

The provision for income taxes consisted of the following:

	2007	2006	2005
	(in thousands)
Current:
Federal	$305	$8,397	$6,422
State	(88)	1,371	1,150
	217	9,768	7,572
Deferred:
Federal	1,295	1,768	876
State	454	537	535
	1,749	2,305	1,411

Total income tax expense	$1,966	$12,073	$8,983

The Company has alternative minimum tax credits of approximately $480,000 at December 31, 2007, which have no expiration date under the current federal income tax laws. The Company also has a net operating loss carryover for federal income purposes of approximately $1.9 million which will expire after the year 2027.

The Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. Prior to adoption, the Company’s policy was to establish reserves that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution. FIN 48 requires application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions. FIN 48 permits the Company to recognize the amount of tax benefit that has a greater than 50% likelihood of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change.

Upon adoption of FIN 48 on January 1, 2007, the Company recognized no adjustment in the liability for unrecognized income tax benefits and no corresponding change in retained earnings. The Company does not have any material accrued interest or penalties associated with any unrecognized tax benefits. The Company's policy is to account for interest and penalties related to uncertain tax positions, if any, in income tax expense. There was no change in total gross unrecognized tax benefit liabilities for the year ended December 31, 2007.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which the Company operates generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2004 through 2006 remain open to examination in those jurisdictions.

During 2007, the Company contracted with a third-party qualified intermediary in order to implement a like-kind exchange tax program. Under the program, dispositions of eligible trucks or trailers and acquisitions of replacement trucks or trailers are made in a form whereby any associated tax gains related to the disposal are deferred. To qualify for like-kind exchange treatment, we exchange, through our qualified intermediary, eligible trucks or trailers being disposed with trucks or trailers being acquired that allows us to generally carryover the tax basis of the trucks or trailers sold. The program is expected to result in a significant deferral of federal and state income taxes. Under the program, the proceeds from the sale of eligible trucks or trailers carry a Company-imposed restriction for the acquisition of replacement trucks or trailers. These proceeds may be disqualified under the program at any time and at the Company’s sole discretion, however income tax deferral would not be available on any sale for which the Company disqualifies the related proceeds. At December 31, 2007, the Company had $4.1 million of restricted cash held by the third-party qualified intermediary. There were no cash restrictions for any periods prior to the program implementation occurring during 2007.

12.	SHARE-BASED COMPENSATION

The Company maintains a stock option plan under which incentive stock options and nonqualified stock options may be granted. On March 2, 2006, the Company’s Board of Director’s adopted, and shareholders later approved, the 2006 Stock Option Plan (the “2006 Plan”). The 2006 Plan replaces the expired 1995 Stock Option Plan which had 263,500 options remaining which were never issued. Under the 2006 Plan 750,000 shares are reserved for the issuance of stock options to directors, officers, key employees and others. The option exercise price under the 2006 Plan is the fair market value of the stock on the date the option is granted. The fair market value is determined by the average of the highest and lowest sales prices for a share of the Company’s common stock, on its primary exchange, on the same date that the option is granted. During 2007, options for 16,000 shares were issued under the 2006 Plan at an option exercise price of $22.92 per share and at December 31, 2007, 718,000 shares were available for granting future options.

Outstanding incentive stock options at December 31, 2007, must be exercised within six years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at December 31, 2007, must be exercised within five to ten years from the date of grant.

In August 2002, the Company granted performance-based variable stock options for 300,000 shares to certain key executives. The exercise price for these awards was fixed at the grant date and was equal to the fair market value of the stock on that date. On the date of grant, options for 60,000 shares vested immediately and vesting of the options for the remaining 240,000 shares was scheduled to occur on a straight-line basis each year from March 15, 2003 through March 15, 2008 upon meeting performance criteria. In order to meet the performance criteria, net income for each fiscal year must be at least equal to 1.05 times net income for the preceding fiscal year, unless net income for the preceding fiscal year was zero or negative, in which case net income for the fiscal year must be at least 90% of net income for the most recent year with positive income. The number of shares for which options vest each fiscal year will not be known until the date the performance criteria is measured. As of December 31, 2007, options for 180,000 shares have vested under this 300,000 share option grant (including those options which immediately vested upon grant) while options for 120,000 shares have been forfeited as the performance criteria were not met for the fiscal years 2003, 2004 and 2007.

Transactions in stock options under these plans are summarized as follows:

	Shares Under Option	Weighted- Average Exercise Price

Outstanding—January 1, 2005:	313,500	$20.70
Granted	14,000	18.27
Exercised	(41,000)	9.21

Outstanding—December 31, 2005:	286,500	$22.22
Granted	16,000	26.73
Exercised	(18,000)	16.67

Outstanding—December 31, 2006:	284,500	$22.83
Granted	16,000	22.92
Exercised	(6,000)	19.95
Canceled	(46,000)	23.34

Outstanding—December 31, 2007:	248,500	$22.81

Options exercisable—December 31, 2007:	248,500	$22.81

Effective January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”) utilizing the “modified prospective” method as described in SFAS No. 123(R). In the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS No. 123(R), prior period amounts were not restated. As of December 31, 2007 all option awards are classified as equity awards.

Prior to January 1, 2006, the stock-based compensation plans were accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB Opinion No. 25”) and related interpretations. Pro-forma information regarding the impact of total stock-based compensation on net income and income per share for prior periods is required by SFAS No. 123(R). Such pro-forma information, determined as if the Company had accounted for its employee stock options under the fair value method during the year ending December 31, 2005 is illustrated in the following table:

2005
(in thousands, except per share data)

Net income—as reported	$13,139
Deduct total stock-based employee compensation expense
determined under fair value based method for
all awards—net of related tax effects	(296)

Pro forma net income	$12,843
Earnings per share:
Basic—as reported	$1.20
Basic—pro forma	$1.17

Diluted—as reported	$1.20
Diluted—pro forma	$1.17

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton (“BSM”) option-pricing model using the following assumptions:

	2007	2006	2005

Dividend yield	0%	0%	0%
Volatility range	37.34%—38.54%	33.34%—38.54%	33.86%—38.54%
Risk-free rate range	4.38%—4.48%	4.38%—5.02%	4.08%—4.38%
Expected life	2.5 years—5 years	2.5 years—5 years	5 years
Fair value of options (per share)	$6.32—$9.45	$6.93—$9.45	$6.73—$9.45

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

Information related to the Company’s option activity as of December 31, 2007, and changes during the year then ended is presented below:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding at January 1, 2007	284,500	$22.83
Granted	16,000	22.92
Exercised	(6,000)	19.95
Canceled/forfeited/expired	(46,000)	23.34
Outstanding at December 31, 2007	248,500	$22.81	4.0	$-

Fully vested and exercisable at December 31, 2007	248,500	$22.81	4.0	$-
___________________________
* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on December 31, 2007, was $15.54.

The weighted-average grant-date fair value of options granted during the years 2007, 2006, and 2005 was $6.32, $6.93, and $6.73 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005, was approximately $11,000, $175,000, and $323,000, respectively.

A summary of the status of the Company’s nonvested options as of December 31, 2007 and changes during the year ended December 31, 2007, is presented below:

	Number of Options	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2007	82,500	$9.43
Granted	16,000	6.32
Vested	(58,500)	8.57
Canceled/forfeited/expired	(40,000)	9.45

Nonvested at December 31, 2007	-	$-

The total fair value of options vested during 2007, 2006, and 2005 was approximately $501,000, $511,000, and $494,000, respectively. As of December 31, 2007, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $22,000 which is being amortized on a straight-line basis over the remaining vesting period of one year. As a result, the Company expects to recognize approximately $22,000 in additional compensation expense related to unvested option awards during 2008. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $123,000 during 2007 and includes approximately $101,000 recognized as a result of the annual grant of 2,000 shares to each non-employee director during the first quarter of 2007. The Company recognized a total income tax benefit of approximately $43,000 related to stock-based compensation expense during 2007. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 during 2007. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during 2006 was approximately $511,000 and includes approximately $111,000 recognized as a result of the annual grant of 2,000 shares to each non-employee director during the second quarter of 2006. The Company recognized a total income tax benefit of approximately $197,000 related to stock-based compensation expense during 2006. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.03 during 2006. No stock-based compensation expense or related tax benefits were recognized in 2005.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of December 31, 2007 and the number and weighted average exercise price of options exercisable as of December 31, 2007 is as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$16.99	8,000	1.2	8,000
$18.27	10,000	2.2	10,000
$19.88	12,500	0.7	12,500
$22.68	10,000	0.2	10,000
$22.92	14,000	4.2	14,000
$23.22	180,000	4.7	180,000
$26.73	14,000	3.5	14,000
	248,500	4.0	248,500

Cash received from option exercises totaled approximately $120,000, $300,000, and $378,000 during the years ended December 31, 2007, 2006, and 2005, respectively. The Company issues new shares upon option exercise.

13.	EARNINGS PER SHARE

The Company applies SFAS No. 128 for computing and presenting earnings per share. Basic earnings per common share were computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share were calculated as follows:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share data)

Net income	$2,653	$17,964	$13,139

Basic weighted average common shares outstanding	10,238	10,296	10,966
Dilutive effect of common stock equivalents	1	6	10

Diluted weighted average common shares outstanding	10,239	10,302	10,976

Basic earnings per share	$0.26	$1.74	$1.20

Diluted earnings per share	$0.26	$1.74	$1.20

Options to purchase 234,456, 229,337, and 280,160 shares of common stock were outstanding as of December 31, 2007, 2006, and 2005, respectively, but were not included in the computation of diluted earnings per share because to do so would have an anti-dilutive effect.

14.	BENEFIT PLAN

The Company sponsors a benefit plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deductible contributions to the plan. The plan provides for employer matching contributions of 50% of each participant’s voluntary contribution up to 3% of the participant’s compensation and vests at the rate of 20% each year until fully vested after five years. Total employer matching contributions to the plan totaled approximately $340,000, $330,000 and $300,000 in 2007, 2006 and 2005, respectively.

15.	COMMITMENTS AND CONTINGENCIES

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

The Company leases certain premises under noncancelable operating lease agreements. Future minimum annual lease payments under these leases are as follows:

2008	$519,817
2009	394,818
2010	367,000
2011	187,000
2012 and thereafter	272,000

Total	$1,740,635

Total rental expense, net of amounts reimbursed for the years ended December 31, 2007, 2006 and 2005 was approximately $3,035,000, $2,369,000, and $1,760,000, respectively.

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value of this other long-term debt at December 31, 2007 and 2006, respectively, is $3,046,000 and $3,683,000. The fair value of this other long-term debt is estimated to be $3,032,000 and $3,661,000 at December 31, 2007 and 2006, respectively.

The carrying amount for the lines of credit approximates fair value because the lines of credit interest rates are adjusted frequently.

17.	DERIVATIVES AND HEDGING ACTIVITIES

Effective February 28, 2001, the Company entered into an interest rate swap agreement on a notional amount of $15,000,000. The pay fixed rate under the swap was 5.08%, while the receive floating rate was “1-month” LIBOR. This interest rate swap agreement terminated on March 2, 2006. Effective May 31, 2001, the Company entered into an interest rate swap agreement on a notional amount of $5,000,000. The pay fixed rate under the swap was 4.83%, while the receive floating rate was “1-month” LIBOR. This interest rate swap agreement terminated on June 2, 2006.

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

In the normal course of business, the Company provides and receives transportation, repair and other services for and from companies affiliated with a major stockholder, and recognized $1,861,773, $46,576, and $111,510 in operating revenue and $1,909,585, $1,558,371, and $1,616,534 in operating expenses in 2007, 2006, and 2005, respectively. In addition the Company purchased physical damage insurance through an unaffiliated insurance broker which was written by an insurance company affiliated with a major stockholder. Annual premiums were $1,927,964, $1,816,759 and $1,667,928 for 2007, 2006 and 2005, respectively.

Amounts owed to the Company by these affiliates were $1,183,266 and $1,315,844 at December 31, 2007 and 2006 respectively. Of the accounts receivable at December 31, 2007, $11,970 represents revenue resulting from maintenance performed in the Company’s maintenance facilities and maintenance charges paid by the Company to third parties on behalf of their affiliate and charged back at the amount paid, $522,413 represents freight transportation and $648,883 represents a prepayment of physical damage insurance premiums. Amounts payable to affiliates at December 31, 2007 and 2006 were $198,416 and $223,420 respectively.

19.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present quarterly financial information for 2007 and 2006:

	2007
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Operating revenues	$98,809	$106,700	$101,171	$102,162
Operating expenses	96,475	102,528	100,688	103,785

Operating income	2,334	4,172	483	(1,623)
Non-operating income	241	167	199	1,099
Interest expense	487	676	620	670
Income taxes	823	1,471	26	(354)

Net income	$1,265	$2,192	$36	$(840)

Net income per common share:
Basic	$0.12	$0.21	$0.00	$(0.08)
Diluted	$0.12	$0.21	$0.00	$(0.08)

Average common shares outstanding:
Basic	10,305	10,306	10,265	10,077
Diluted	10,308	10,307	10,266	10,077

	2006
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Operating revenues	$100,525	$103,365	$99,874	$96,505
Operating expenses	91,473	94,375	94,202	89,154

Operating income	9,052	8,990	5,672	7,351
Non-operating income	57	116	140	135
Interest expense	465	353	300	357
Income taxes	3,461	3,512	2,244	2,857

Net income	$5,183	$5,241	$3,268	$4,272

Net income per common share:
Basic	$0.50	$0.51	$0.32	$0.41
Diluted	$0.50	$0.51	$0.32	$0.41

Average common shares outstanding:
Basic	10,288	10,293	10,301	10,303
Diluted	10,288	10,301	10,309	10,308

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting is effective as of December 31, 2007.

Our internal control over financial reporting as of December 31, 2007 has been audited by Grant Thornton LLP, an independent registered public accounting firm, who has issued an attestation report on the Company's internal control over financial reporting, as stated in their report which is included below.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
P.A.M. Transportation Services, Inc. and Subsidiaries

We have audited P.A.M. Transportation Services, Inc. (a Delaware Corporation) and subsidiaries’ (collectively, the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of P.A.M. Transportation Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 12, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
March 12, 2008

Item 9B. Other Information.

None.

PART III

Portions of the information required by Part III of Form 10-K are, pursuant to General Instruction G (3) of Form 10-K, incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held on May 29, 2008. We will, within 120 days of the end of our fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

Item 10. Directors, Executive Officers and Corporate Governance.

Information concerning our executive officers is set forth in Item 1 of this Form 10-K under the caption “Executive Officers of the Registrant.”

The information presented under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Compliance,” “Corporate Governance - Code of Ethics” and “Corporate Governance–Audit Committee,” in the proxy statement is incorporated here by reference.

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of Frank L. Conner, Christopher L. Ellis, and Charles F. Wilkins.

Item 11. Executive Compensation.

The information presented under the captions “Executive Compensation,” “Corporate Governance–Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the proxy statement is incorporated here by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information presented under the caption “Security Ownership of Certain Beneficial Owners and Management” in the proxy statement is incorporated here by reference.

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2007, information about compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans approved by Security Holders	248,500	$22.81	718,000

Equity Compensation Plans not approved by Security Holders	-0-	-0-	-0-

Total	248,500	$22.81	718,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information presented under the captions (i) “Transactions with Related Persons,” including the information referenced there that is set forth under the caption “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and (ii) “Corporate Governance – Director Independence” in the proxy statement is incorporated here by reference.

Item 14. Principal Accountant Fees and Services.

The information presented under the caption “Independent Public Accountants – Principal Accountant Fees and Services” in the proxy statement is incorporated here by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements and Schedules.

(1)	Financial Statements: See Part II, Item 8 hereof.

Report of Independent Registered Public Accounting Firm - Grant Thornton LLP
Consolidated Balance Sheets - December 31, 2007 and 2006
Consolidated Statements of Income - Years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Shareholders’ Equity and Other Comprehensive Income - Years ended
     December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows - Years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC areomitted as the requiredinformation is inapplicable, or because the information is presented in the consolidated financial statements or related notes.

(3)	Exhibits.

The following exhibits are filed with or incorporated by reference into this Report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Form S-1 Registration Statement under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986 (“1986 S-1”); (ii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (“6/30/94 10-Q”); (iii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (“6/30/95 10-Q”); (iv) the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (“9/30/96 10-Q”); (v) the Form S-8 Registration Statement filed on June 11, 1999 (“6/11/99 S-8”); (vi) the Annual Report on Form 10-K for the year ended December 31, 2001 (“2001 10-K”); (vii) the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“3/31/02 10-Q”); (viii) the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (“9/30/2004 10-Q”); (ix) Form 8-K filed on March 7, 2005 (“3/07/2005 8-K”); (x) Form 8-K filed on May 31, 2006 (“5/31/2006 8-K”); (xi) Form 8-K filed on July 28, 2006 (“7/28/2006 8-K”); (xii) the Form 8-K filed on December 11, 2007 (“12/11/2007 8-K”); or (xiii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (“6/30/06 10-Q”).

Exhibit #		Description of Exhibit
*3.1		Amended and Restated Certificate of Incorporation of the Registrant (Exh. 3.1, 3/31/02 10-Q)

*3.2		Amended and Restated By-Laws of the Registrant (Exh. 3.2, 12/11/07 8-K)

*4.1		Specimen Stock Certificate (Exh. 4.1, 1986 S-1)

*4.2		Loan Agreement dated July 26, 1994 among First Tennessee Bank National Association, Registrant and P.A.M. Transport, Inc. together with Promissory Note (Exh. 4.1, 6/30/94 10-Q)

*4.2.1		Security Agreement dated July 26, 1994 between First Tennessee Bank National Association and P.A.M. Transport, Inc. (Exh. 4.2, 6/30/94 10-Q)

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

*4.4.1		Second Amendment to Security Agreement dated July 3, 1996 by and between P.A.M. Transport, Inc. and First Tennessee National Bank Association (Exh. 4.1.2, 9/30/96 10-Q)

*4.4.2		First Amendment to Security Agreement dated July 3, 1996 by and between Choctaw Express, Inc. and First Tennessee Bank National Association (Exh. 4.1.3, 9/30/96 10-Q)

*4.4.3		Security Agreement dated July 3, 1996 by and between Allen Freight Services, Inc. and First Tennessee Bank National Association (Exh. 4.1.4, 9/30/96 10-Q)

*4.5.1		Loan Agreement dated as of November 22, 2000 by and between P.A.M. Transport, Inc. and SunTrust Bank (Exh. 4.5.1, 2001 10-K)

*4.5.2		Revolving Credit Note dated November 22, 2000 (Exh. 4.5.2, 2001 10-K)

*4.5.3		Security Agreement by and between P.A.M. Transport, Inc. and SunTrust Bank (Exh. 4.5.3, 2001 10-K)

*4.5.4		First Amendment to Loan Agreement, Revolving Credit Note and Security Deposit (Exh. 4.5.4, 2001 10-K)

4.6		Fourth Amendment to Loan Agreement dated July 26, 1994 among First Tennessee Bank National Association, Registrant and P.A.M. Transport, Inc. together with Promissory Note

*10.1	(1)	Employment Agreement between the Registrant and Robert W. Weaver, dated July 10, 2006 (Exh. 10.1, 7/28/2006 8-K)

*10.2	(1)	Employment Agreement between the Registrant and W. Clif Lawson, dated June 1, 2006 (Exh. 10.2, 7/28/2006 8-K)

*10.3	(1)	Employment Agreement between the Registrant and Larry J. Goddard, dated June 1, 2006 (Exh. 10.3, 7/28/2006 8-K)

*10.4	(1)	1995 Stock Option Plan, as Amended and Restated (Exh. 4.1, 6/11/99 S-8)

*10.4.1	(1)	Amendment to 1995 Stock Option Plan (Exh. 10.1, 3/07/2005 8-K)

*10.4.2	(1)	2006 Stock Option Plan (Exh. 10.1, 5/31/2006 8-K)

*10.5		Interest rate swap agreement, dated March 1, 2001 (Exh. 10.5, 2001 10-K)

*10.6		Interest rate swap agreement dated June 1, 2001 (Exh. 10.6, 2001 10-K)

*10.7	(1)	Employee Non-Qualified Stock Option Agreement (Exh. 10.1, 9/30/2004 10-Q)

*10.8	(1)	Director Non-Qualified Stock Option Agreement (Exh. 10.2, 9/30/2004 10-Q)

*10.8.1	(1)	Form of Non-Qualified Stock option Agreement for Non-Employee Director stock options that are granted under the 2006 Stock Option Plan (Exh. 10.2, 5/31/2006 8-K)

*10.9	(1)	Executive Incentive Plan (Exh. 10.2, 6/30/2006 10-Q)

10.10	(1)	Consulting Agreement between the Registrant and Manuel J. Moroun, dated December 6, 2007

21.1		Subsidiaries of the Registrant

23.1		Consent of Grant Thornton LLP

31.1		Rule 13a-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a) Certification of Principal Financial Officer

32.1		Section 1350 Certification of Chief Executive Officer

32.2		Section 1350 Certification of Chief Financial Officer

(1) Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: March 13, 2008	By:	/s/ Robert W. Weaver
ROBERT W. WEAVER
President and Chief Executive Officer
(principal executive officer)

Dated: March 13, 2008	By:	/s/ Larry J. Goddard
LARRY J. GODDARD
Vice President-Finance, Chief Financial Officer,
Secretary and Treasurer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: March 13, 2008	By:	/s/ Frederick P. Calderone
FREDERICK P. CALDERONE, Director

Dated: March 13, 2008	By:	/s/ Frank L. Conner
FRANK L. CONNER, Director

Dated: March 13, 2008	By:	/s/ W. Scott Davis
W. SCOTT DAVIS, Director

Dated: March 13, 2008	By:	/s/ Christopher L. Ellis
CHRISTOPHER L. ELLIS, Director

Dated: March 13, 2008	By:	/s/ Manuel J. Moroun
MANUEL J. MOROUN, Director

Dated: March 13, 2008	By:	/s/ Matthew T. Moroun
MATTHEW T. MOROUN, Director and Chairman of the Board

Dated: March 13, 2008	By:	/s/ Daniel C. Sullivan
DANIEL C. SULLIVAN, Director

Dated: March 13, 2008	By:	/s/ Robert W. Weaver
ROBERT W. WEAVER,
President and Chief Executive Officer, Director

Dated: March 13, 2008	By:	/s/ Charles F. Wilkins
CHARLES F. WILKINS, Director

EXHIBIT INDEX

The following exhibits are filed with or incorporated by reference into this Report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Form S-1 Registration Statement under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986 (“1986 S-1”); (ii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (“6/30/94 10-Q”); (iii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (“6/30/95 10-Q”); (iv) the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (“9/30/96 10-Q”); (v) the Form S-8 Registration Statement filed on June 11, 1999 (“6/11/99 S-8”); (vi) the Annual Report on Form 10-K for the year ended December 31, 2001 (“2001 10-K”); (vii) the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“3/31/02 10-Q”); (viii) the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (“9/30/2004 10-Q”); (ix) Form 8-K filed on March 7, 2005 (“3/07/2005 8-K”); (x) Form 8-K filed on May 31, 2006 (“5/31/2006 8-K”); (xi) Form 8-K filed on July 28, 2006 (“7/28/2006 8-K”); (xii) the Form 8-K filed on December 11, 2007 (“12/11/2007 8-K”); or (xiii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (“6/30/06 10-Q”).

Exhibit #	Description of Exhibit

*3.1	Amended and Restated Certificate of Incorporation of the Registrant (Exh. 3.1, 3/31/02 10-Q)

*3.2	Amended and Restated By-Laws of the Registrant (Exh. 3.2, 12/11/07 8-K)

*4.1	Specimen Stock Certificate (Exh. 4.1, 1986 S-1)

*4.2	Loan Agreement dated July 26, 1994 among First Tennessee Bank National Association, Registrant and P.A.M. Transport, Inc. together with Promissory Note (Exh. 4.1, 6/30/94 10-Q)

*4.2.1	Security Agreement dated July 26, 1994 between First Tennessee Bank National Association and P.A.M. Transport, Inc. (Exh. 4.2, 6/30/94 10-Q)

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

*4.4.1	Second Amendment to Security Agreement dated July 3, 1996 by and between P.A.M. Transport, Inc. and First Tennessee National Bank Association (Exh. 4.1.2, 9/30/96 10-Q)

*4.4.2	First Amendment to Security Agreement dated July 3, 1996 by and between Choctaw Express, Inc. and First Tennessee Bank National Association (Exh. 4.1.3, 9/30/96 10-Q)

*4.4.3	Security Agreement dated July 3, 1996 by and between Allen Freight Services, Inc. and First Tennessee Bank National Association (Exh. 4.1.4, 9/30/96 10-Q)

*4.5.1		Loan Agreement dated as of November 22, 2000 by and between P.A.M. Transport, Inc. and SunTrust Bank (Exh. 4.5.1, 2001 10-K)

*4.5.2		Revolving Credit Note dated November 22, 2000 (Exh. 4.5.2, 2001 10-K)

*4.5.3		Security Agreement by and between P.A.M. Transport, Inc. and SunTrust Bank (Exh. 4.5.3, 2001 10-K)

*4.5.4		First Amendment to Loan Agreement, Revolving Credit Note and Security Deposit (Exh. 4.5.4, 2001 10-K)

4.6		Fourth Amendment to Loan Agreement dated July 26, 1994 among First Tennessee Bank National Association, Registrant and P.A.M. Transport, Inc. together with Promissory Note

*10.1	(1)	Employment Agreement between the Registrant and Robert W. Weaver, dated July 10, 2006 (Exh. 10.1, 7/28/2006 8-K)

*10.2	(1)	Employment Agreement between the Registrant and W. Clif Lawson, dated June 1, 2006 (Exh. 10.2, 7/28/2006 8-K)

*10.3	(1)	Employment Agreement between the Registrant and Larry J. Goddard, dated June 1, 2006 (Exh. 10.3, 7/28/2006 8-K)

*10.4	(1)	1995 Stock Option Plan, as Amended and Restated (Exh. 4.1, 6/11/99 S-8)

*10.4.1	(1)	Amendment to 1995 Stock Option Plan (Exh. 10.1, 3/07/2005 8-K)

*10.4.2	(1)	2006 Stock Option Plan (Exh. 10.1, 5/31/2006 8-K)

*10.5		Interest rate swap agreement, dated March 1, 2001 (Exh. 10.5, 2001 10-K)

*10.6		Interest rate swap agreement dated June 1, 2001 (Exh. 10.6, 2001 10-K)

*10.7	(1)	Employee Non-Qualified Stock Option Agreement (Exh. 10.1, 9/30/2004 10-Q)

*10.8	(1)	Director Non-Qualified Stock Option Agreement (Exh. 10.2, 9/30/2004 10-Q)

*10.8.1	(1)	Form of Non-Qualified Stock option Agreement for Non-Employee Director stock options that are granted under the 2006 Stock Option Plan (Exh. 10.2, 5/31/2006 8-K)

*10.9	(1)	Executive Incentive Plan (Exh. 10.2, 6/30/2006 10-Q)

10.10	(1)	Consulting Agreement between the Registrant and Manuel J. Moroun, dated December 6, 2007

21.1		Subsidiaries of the Registrant

23.1		Consent of Grant Thornton LLP

31.1		Rule 13a-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a) Certification of Principal Financial Officer

32.1		Section 1350 Certification of Chief Executive Officer

32.2		Section 1350 Certification of Chief Financial Officer

(1) Management contract or compensatory plan or arrangement.