Form 10-Q
period 2008-03-31
PAM TRANSPORTATION SERVICES INC
filed 2008-05-09
CIK 798287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 2, 2008
Common Stock, $.01 Par Value	9,709,607

P.A.M. TRANSPORTATION SERVICES, INC.
Form 10-Q
For The Quarter Ended March 31, 2008

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (in thousands, except share and per share data)
	March 31,	December 31,
	2008	2007
ASSETS	(unaudited)	(see note)
Current assets:
Cash and cash equivalents	$643	$407
Accounts receivable-net:
Trade	64,633	58,397
Other	5,280	5,349
Inventories	792	905
Prepaid expenses and deposits	13,337	14,978
Marketable equity securities	18,060	17,269
Income taxes refundable	857	2,199
Total current assets	103,602	99,504

Property and equipment:
Land	2,674	2,674
Structures and improvements	9,920	9,795
Revenue equipment	304,571	292,133
Office furniture and equipment	7,570	7,482
Total property and equipment	324,735	312,084
Accumulated depreciation	(113,699)	(107,841)
Net property and equipment	211,036	204,243

Other assets:
Goodwill	15,413	15,413
Non-compete agreements, net	-	17
Other	722	727
Total other assets	16,135	16,157
TOTAL ASSETS	$330,773	$319,904

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,892	$25,346
Accrued expenses and other liabilities	12,314	10,323
Current maturities of long-term debt	1,523	2,065
Deferred income taxes-current	4,290	5,117
Total current liabilities	59,019	42,851

Long-term debt-less current portion	46,209	44,172
Deferred income taxes-less current portion	51,708	53,504
Total liabilities	156,936	140,527

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,368,207 and
11,368,207 shares issued; 9,709,607 and 9,838,107 shares outstanding
at March 31, 2008 and December 31, 2007, respectively	114	114
Additional paid-in capital	77,643	77,557
Accumulated other comprehensive income	1,054	1,921
Treasury stock, at cost; 1,658,600 and 1,530,100 shares, respectively	(27,131)	(25,200)
Retained earnings	122,157	124,985
Total shareholders’ equity	173,837	179,377
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$330,773	$319,904

Note: The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
OPERATING REVENUES:
Revenue, before fuel surcharge	$86,445	$87,544
Fuel surcharge	19,375	11,265
Total operating revenues	105,820	98,809

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	34,497	33,705
Fuel expense	37,422	24,592
Rents and purchased transportation	9,520	10,034
Depreciation	8,987	9,349
Operating supplies and expenses	8,019	7,482
Operating taxes and licenses	4,359	4,351
Insurance and claims	4,552	4,536
Communications and utilities	812	768
Other	1,384	1,640
Loss on disposition of equipment	234	18
Total operating expenses and costs	109,786	96,475

OPERATING (LOSS) INCOME	(3,966)	2,334

NON-OPERATING (EXPENSE) INCOME	(206)	241
INTEREST EXPENSE	(568)	(487)

(LOSS) INCOME BEFORE INCOME TAXES	(4,740)	2,088

FEDERAL AND STATE INCOME TAX (BENEFIT) EXPENSE:
Current	-	512
Deferred	(1,912)	311
Total federal and state income tax (benefit) expense	(1,912)	823

NET (LOSS) INCOME	$(2,828)	$1,265

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(0.29)	$0.12
Diluted	$(0.29)	$0.12

AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,795	10,305
Diluted	9,795	10,308

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Three Months Ended
	March 31,
	2008	2007
OPERATING ACTIVITIES:
Net (loss) income	$(2,828)	$1,265
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	8,987	9,349
Bad debt expense	6	136
Stock compensation-net of excess tax benefits	86	107
Non-compete agreement amortization-net of payments	(17)	16
Provision for deferred income taxes	(1,912)	311
Reclassification of unrealized loss on marketable equity securities	369	12
Loss (gain) on sale of marketable equity securities	75	(120)
Loss on sale or disposal of equipment	234	18
Changes in operating assets and liabilities:
Accounts receivable	(6,444)	(4,653)
Prepaid expenses, inventories, and other assets	1,759	3,842
Income taxes refundable	1,342	498
Trade accounts payable	796	(1,193)
Accrued expenses	2,024	2,670
Net cash provided by operating activities	4,477	12,258

INVESTING ACTIVITIES:
Purchases of property and equipment	(2,973)	(32,294)
Proceeds from sale or disposal of equipment	1,711	3,161
Changes in restricted cash	270	-
Net purchases of marketable equity securities	(2,813)	(1,227)
Net cash used in investing activities	(3,805)	(30,360)

FINANCING ACTIVITIES:
Borrowings under line of credit	120,738	133,774
Repayments under line of credit	(118,497)	(114,964)
Repayments of long-term debt	(746)	(679)
Repurchases of common stock	(1,931)	-
Exercise of stock options	-	83
Net cash (used in) provided by financing activities	(436)	18,214

NET INCREASE IN CASH AND CASH EQUIVALENTS	236	112

CASH AND CASH EQUIVALENTS-Beginning of period	407	1,040

CASH AND CASH EQUIVALENTS-End of period	$643	$1,152

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$612	$501
Income taxes	$48	$76

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$14,773	$1,858

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Stockholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

Balance at December 31, 2007	9,838	$114	$77,557		$1,921	$(25,200)	$124,985	$179,377

Components of comprehensive loss:
Net loss				$(2,828)			(2,828)	(2,828)
Other comprehensive loss:
Unrealized loss on marketable
securities, net of tax of $(711)				(867)	(867)			(867)
Total comprehensive loss				$(3,695)

Treasury stock repurchases	(128)					(1,931)		(1,931)

Share-based compensation			86					86

Balance at March 31, 2008	9,710	$114	$77,643		$1,054	$(27,131)	$122,157	$173,837

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2008

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

NOTE B:  RECENT ACCOUNTING PRONOUNCEMENTS
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. Management does not expect the adoption of SFAS No. 161 to have a material impact on the Company’s financial condition, results of operations, or cash flow as the Company presently has no derivative instruments or hedging activities.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS No. 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS No. 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS No. 160 to fiscal years preceding the effective date are not permitted. Management does not expect the adoption of SFAS No. 160 to have a material impact on the Company’s financial condition, results of operations, or cash flow.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities— Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits an entity the option to measure many financial instruments and certain other items at fair value on specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 and was adopted by the Company on January 1, 2008. Adoption of this statement had no impact on the Company’s financial condition, results of operations, or cash flow, as the Company has not elected to apply the fair value option to any of its financial instruments.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. On February 6, 2008, the FASB deferred the effective date of SFAS 157 until January 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company on January 1, 2008. The adoption of SFAS No. 157 had no impact on the Company’s financial condition, results of operations, or cash flow. See Note J for additional discussion on fair value measurements.

NOTE C:  MARKETABLE EQUITY SECURITIES
The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). SFAS No. 115 requires companies to classify their investments as either trading, available-for-sale or held-to-maturity. The Company’s investments in marketable securities are classified as either trading or available-for-sale and consist of equity securities. Management determines the appropriate classification of these securities at the time of purchase and re-evaluates such designation as of each balance sheet date. During the first three months of 2008, there were no sales or reclassifications of marketable securities. Marketable equity securities are carried at fair value, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income in shareholders’ equity. Realized gains and losses, declines in value judged to be other-than-temporary on available-for-sale securities, and increases or decreases in value on trading securities, if any, are included in the determination of net income. The cost of securities sold is based on the specific identification method and interest and dividends on securities are included in non-operating income.

As of March 31, 2008, equity securities classified as available-for-sale and equity securities classified as trading had a cost basis of approximately $15,706,000 and $661,000, respectively and fair market values of approximately $17,474,000 and $586,000, respectively. For the three months ended March 31, 2008, the Company had net unrealized losses in market value on securities classified as available-for-sale of approximately $867,000, net of deferred income taxes. Also during this period, the Company recognized losses on trading securities of approximately $44,000, net of deferred income taxes. The Company’s marketable securities that are classified as available-for-sale had gross unrealized gains of approximately $4,096,000 and gross unrealized losses of approximately $2,329,000. The Company’s marketable securities that are classified as trading had gross recognized gains of approximately $3,000 and gross recognized losses of approximately $77,000. As of March 31, 2008, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $1,054,000.

The following table shows the Company’s investments’ approximate gross unrealized losses and fair value at March 31, 2008 and December 31, 2007. These investments consist of equity securities. As of March 31, 2008 and December 31, 2007 there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	March 31, 2008		December 31, 2007
	(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities – Available for sale	$6,700	$2,329	$5,308	$1,541
Equity securities – Trading	450	77	409	31
Totals	$7,150	$2,406	$5,717	$1,572

NOTE D:  STOCK BASED COMPENSATION
The Company maintains a stock option plan under which incentive stock options and nonqualified stock options may be granted. On March 2, 2006, the Company’s Board of Director’s adopted, and shareholders later approved, the 2006 Stock Option Plan (the “2006 Plan”). The 2006 Plan replaces the expired 1995 Stock Option Plan which had 263,500 options remaining which were never issued. Under the 2006 Plan 750,000 shares are reserved for the issuance of stock options to directors, officers, key employees and others. The option exercise price under the 2006 Plan is the fair market value of the stock on the date the option is granted. The fair market value is determined by the average of the highest and lowest sales prices for a share of the Company’s common stock, on its primary exchange, on the same date that the option is granted. During 2008, options for 16,000 shares were issued under the 2006 Plan at an option exercise price of $14.98 per share, and at March 31, 2008, 702,000 shares were available for granting future options.

Outstanding incentive stock options at March 31, 2008, must be exercised within six years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at March 31, 2008, must be exercised within five to ten years from the date of grant.

In August 2002, the Company granted performance-based variable stock options for 300,000 shares to certain key executives. The exercise price for these awards was fixed at the grant date and was equal to the fair market value of the stock on that date. On the date of grant, options for 60,000 shares vested immediately and vesting of the options for the remaining 240,000 shares was scheduled to occur on a straight-line basis each year from March 15, 2003 through March 15, 2008 upon meeting performance criteria. In order to meet the performance criteria, net income for each fiscal year must have been at least equal to 1.05 times net income for the preceding fiscal year, unless net income for the preceding fiscal year was zero or negative, in which case net income for the fiscal year must have been at least 90% of net income for the most recent year with positive income. As of March 31, 2008, options for 180,000 shares had vested under this 300,000 share option grant (including those options which immediately vested upon grant) while options for 120,000 shares have been forfeited as the performance criteria were not met for the fiscal years 2003, 2004 and 2007.

At March 31, 2008, the Company had stock-based compensation plans with total unrecognized stock compensation expense of approximately $17,000 which will be amortized on a straight-line basis during the remainder of 2008. As a result, the Company expects to recognize approximately $17,000 in additional compensation expense related to unvested options awards during the remainder of 2008. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $85,000 during the first three months of 2008 and includes approximately $80,000 recognized as a result of the annual grant of an option for 2,000 shares to each non-employee director during the first quarter of 2008. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 during the three months ending March 31, 2008. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $107,000 during the first three months of 2007 and includes approximately $101,000 recognized as a result of the annual grant of an option for 2,000 shares to each non-employee director during the first quarter of 2007. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 during the three months ending March 31, 2007. The weighted average grant date fair value of options granted during the first three months of 2008 and 2007 was $4.98 per share and $6.32 per share, respectively.

The fair value of the Company’s stock options was estimated at the date of grant using a Black-Scholes-Merton (“BSM”) option-pricing model using the following assumptions:

	Three Months Ended
	March 31,
	2008	2007
Dividend yield	0%	0%
Volatility range	36.67% - 38.54%	37.34% - 38.54%
Risk-free rate range	2.50% - 4.38%	4.38% - 4.48%
Expected life	4.3 years - 5 years	2.5 years - 5 years
Fair value of options	$4.98 - $8.89	$6.32 - $9.45

The Company has never paid any cash dividends on its common stock and we do not anticipate paying any cash dividends in the foreseeable future. The estimated volatility is based on the historical volatility of our stock. The risk free rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of the options was calculated based on the historical exercise behavior. Prior to 2008, the expected life of the options were calculated using temporary guidance provided by the SEC which allowed companies to elect a “simplified method” where the expected life is the average of the vesting period and the original contractual term. This simplified method is generally not available for share option grants after December 31, 2007.

Information related to option activity for the three months ended March 31, 2008 is as follows:

	Shares Under Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding-beginning of year	248,500	$22.81
Granted	16,000	14.98
Exercised	-	-
Cancelled/forfeited/expired	(10,000)	22.68
Outstanding at March 31, 2008	254,500	$22.32	4.0	$11,360

Exercisable at March 31, 2008	254,500	$22.32	4.0	$11,360
___________________________
* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on March 31, 2008, was $15.69.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of March 31, 2008 and the number and weighted average exercise price of options exercisable as of March 31, 2008 are as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$14.98	16,000	5.0	16,000
$16.99	8,000	0.9	8,000
$18.27	10,000	1.9	10,000
$19.88	12,500	0.5	12,500
$22.92	14,000	4.0	14,000
$23.22	180,000	4.5	180,000
$26.73	14,000	3.2	14,000
	254,500	4.0	254,500

During the three months ended March 31, 2007, the Company received cash from option exercises in the amount of approximately $83,000. There were no option exercises during the three months ended March 31, 2008. The Company issues new shares upon option exercise.

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
	Three Months Ended March 31,
	2008		2007
	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$78,356	90.6	$78,374	89.5
Brokerage and Logistics Services revenue	8,089	9.4	9,170	10.5
Total revenues	$86,445	100.0	$87,544	100.0

NOTE F:  TREASURY STOCK
The Company accounts for Treasury stock using the cost method and as of March 31, 2008, 1,658,600 shares were held in the treasury at an aggregate cost of approximately $27,131,000. During the three months ending March 31, 2008, the Company repurchased 128,500 shares of its common stock at an aggregate cost of approximately $1,931,000.

NOTE G:  COMPREHENSIVE INCOME
Comprehensive income was comprised of net income plus or minus market value adjustments related to our marketable securities. The components of comprehensive income were as follows:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)

Net (loss) income	$(2,828)	$1,265

Other comprehensive income (loss):
Reclassification adjustment for unrealized losses on marketable
securities included in net income, net of income taxes	220	7
Change in fair value of marketable securities, net of income taxes	(1,087)	85
Total comprehensive income	$(3,695)	$1,357

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

A reconciliation of the basic and diluted income per share computations for the three months ended March 31, 2008 and 2007 is as follows:
	Three Months Ended
	March 31,
	2008	2007
	(in thousands, except per share data)

Net (loss) income	$(2,828)	$1,265

Basic weighted average common shares outstanding	9,795	10,305

Dilutive effect of common stock equivalents	-	3

Diluted weighted average common shares outstanding	9,795	10,308

Basic (loss) earnings per share	$(0.29)	$0.12

Diluted (loss) earnings per share	$(0.29)	$0.12

Options to purchase 238,500 and 264,000 shares of common stock were outstanding at March 31, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because to do so would have an anti-dilutive effect.

NOTE I:  INCOME TAXES
The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. Upon adoption, and as of March 31, 2008, an adjustment to the Company’s consolidated financial statements for uncertain tax positions was not required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2004 through 2007 remain open to examination in those jurisdictions. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the three months ended March 31, 2008, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

NOTE J:  FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.

Level 2:
Inputs other than Level 1 inputs that are either directly or indirectly observable such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable; or other inputs not directly observable, but derived principally from, or corroborated by, observable market data.

Level 3:	Unobservable inputs that are supported by little or no market activity.

The Company utilizes the market approach to measure fair value for its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis and subject to the disclosure requirements of SFAS No. 157 as of March 31, 2008 are summarized below:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable securities	$18,060	$18,060	-	-

The Company’s investments in marketable securities are recorded at fair value based on quoted market prices. The Company does not have other financial instruments requiring fair value disclosure. The carrying value of other financial instruments, including cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.

We have adopted SFAS No. 159 effective January 1, 2008 and have not elected the fair value option for our financial instruments.

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

CRITICAL ACCOUNTING POLICIES
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the fiscal year ended December 31, 2007.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 90.6% and 89.5% of total revenues, excluding fuel surcharges for the three months ended March 31, 2008 and 2007, respectively with remaining revenues, excluding fuel surcharges, being generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ending March 31, 2008 and 2007, approximately $19.4 million and $11.3 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES
The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Three Months Ended
	March 31,
	2008	2007
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	43.4	42.3
Fuel expense, net of fuel surcharge	23.2	17.3
Rent and purchased transportation	2.8	2.2
Depreciation	11.5	11.9
Operating supplies and expenses	10.2	9.6
Operating taxes and licenses	5.6	5.6
Insurance and claims	5.8	5.8
Communications and utilities	1.0	0.9
Other	1.6	1.8
Loss on sale or disposal of property	0.3	0.0
Total operating expenses	105.4	97.4
Operating (loss) income	(5.4)	2.6
Non-operating (expense) income	(0.3)	0.3
Interest expense	(0.7)	(0.6)
Income (loss) before income taxes	(6.4)	2.3

THREE MONTHS ENDED MARCH 31, 2008 VS. THREE MONTHS ENDED MARCH 31, 2007

For the quarter ended March 31, 2008, truckload services revenue, before fuel surcharges, remained stable at $78.4 million as compared to $78.4 million for the quarter ended March 31, 2007. The average number of trucks decreased from 2,070 to 2,053 for the periods compared, resulting in a slight increase in utilization measured in miles traveled per truck each day. However, the continued weak demand and intense price competition in the truckload freight market has continued to depress freight rates resulting in a decrease in our average rate per total mile, before fuel surcharges, to $1.26 for the first quarter of 2008 compared to $1.29 for the first quarter of 2007.

Salaries, wages and benefits increased from 42.3% of revenues, before fuel surcharges, in the first quarter of 2007 to 43.4% of revenues, before fuel surcharges, during the first quarter of 2008. The increase relates primarily to an increase in driver wages as the number of company driver compensated miles increased from 60.6 million miles during the first quarter of 2007 to 62.1 million miles during the first quarter of 2008. Also contributing to the increase was an increase in amounts paid for driver lease expense, which is a component of salaries, wages and benefits, as the average number of owner operators under contract increased from 52 during the first quarter of 2007 to 54 during the first quarter of 2008. Partially offsetting the increases discussed above was a decrease in amounts expensed for employee health benefits for the periods compared.

Fuel expense, net of fuel surcharge, increased from 17.3% of revenues, before fuel surcharges, during the first quarter of 2007 to 23.2% of revenues, before fuel surcharges, during the first quarter of 2008 which represented an increase from $13.5 million during the first quarter of 2007 to $18.2 million during the first quarter of 2008. The increase was related to an increase in the average price paid per gallon of diesel fuel from $2.39 during the first quarter of 2007 to an average cost of $3.39 during the first quarter of 2008. Partially offsetting the increase related to the increase in average price paid per gallon of diesel fuel was an increase in amounts collected from customers in the form of fuel surcharges from an average of $0.96 per gallon during the first quarter of 2007 to $1.62 during the first quarter of 2008. Fuel surcharge collections vary from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices.

Rent and purchased transportation increased from 2.2% of revenues, before fuel surcharges, during the first quarter of 2007 to 2.8% of revenues, before fuel surcharges, during the first quarter of 2008. The increase relates to an increase in amounts paid to third party transportation companies for intermodal services.

Depreciation and amortization decreased from 11.9% of revenues, before fuel surcharges, during the first quarter of 2007 to 11.5% of revenues, before fuel surcharges, during the first quarter of 2008. Depreciation expense decreased from $9.3 million during the first quarter of 2007 to $9.0 million during the first quarter of 2008 as the Company continues to reduce the size of its truck fleet in response to weak demand in the truckload freight market.

Operating supplies and expenses increased from 9.6% of revenues, before fuel surcharges, during the first quarter of 2007 to 10.2% of revenues, before fuel surcharges, during the first quarter of 2008. The increase relates primarily to an increase in amounts paid for tolls, driver layover pay, and for truck repairs expense.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 97.4% for the first quarter 2007 to 105.4% for the first quarter of 2008.

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

	Three Months Ended
	March 31,
	2008	2007
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	6.2	6.2
Fuel expense	0.0	0.0
Rent and purchased transportation, net of fuel surcharge	88.6	88.0
Depreciation	0.0	0.0
Operating supplies and expenses	0.0	0.0
Operating taxes and licenses	0.0	0.0
Insurance and claims	0.1	0.1
Communications and utilities	0.3	0.3
Other	1.4	2.2
(Gain) loss on sale or disposal of property	0.0	0.0
Total operating expenses	96.6	96.8
Operating income	3.4	3.2
Non-operating income	0.0	0.0
Interest expense	(0.3)	(0.4)
Income before income taxes	3.1	2.8

THREE MONTHS ENDED MARCH 31, 2008 VS. THREE MONTHS ENDED MARCH 31, 2007

For the quarter ended March 31, 2008, logistics and brokerage services revenue, before fuel surcharges, decreased 11.8% to $8.1 million as compared to $9.2 million for the quarter ended March 31, 2007. The decrease was primarily the result of a 12.7% decrease in the number of loads brokered during the first quarter of 2008 as compared to the first quarter of 2007.

Rent and purchased transportation increased from 88.0% of revenues, before fuel surcharges, during the first quarter of 2007 to 88.6% of revenues, before fuel surcharges during the first quarter of 2008. The increase relates to an increase in amounts charged by third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 96.8% for the first quarter 2007 to 96.6% for the first quarter of 2008.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED MARCH 31, 2008 VS. THREE MONTHS ENDED MARCH 31, 2007

Net loss for all divisions was approximately $2.8 million, or 3.3% of revenues, before fuel surcharge for the first quarter of 2008 as compared to net income of $1.3 million or 1.4% of revenues, before fuel surcharge for the first quarter of 2007. The decrease in income resulted in a decrease in diluted earnings per share from $0.12 for the first quarter of 2007 to a diluted loss per share of $0.29 for the first quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES
The growth of our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our lines of credit.

During the first three months of 2008, we generated $4.5 million in cash from operating activities. Investing activities used $3.8 million in cash in the first three months of 2008. Financing activities used $0.4 million in cash in the first three months of 2008.

Our primary use of funds is for the purchase of revenue equipment. We typically use our existing lines of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations, to finance capital expenditures and repay long-term debt. During the first three months of 2008, we utilized cash on hand and our lines of credit to finance revenue equipment purchases of approximately $2.9 million.

Occasionally we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 48 months, however as of March 31, 2008, we had no outstanding indebtedness under such installment notes.

During the remainder of the year, we expect to purchase approximately 300 new trucks and approximately 200 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $21.0 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

We maintain two separate $30.0 million revolving lines of credit (Line A and Line B, respectively) with separate financial institutions. Amounts outstanding under Line A bear interest at LIBOR (determined as of the first day of each month) plus 1.25% (4.37% at March 31, 2008), are secured by our accounts receivable and mature on May 31, 2009. At March 31, 2008 outstanding advances on line A were approximately $24.7 million, including $300,000 in letters of credit, with availability to borrow $5.3 million. Amounts outstanding under Line B bear interest at LIBOR (determined on the last day of the previous month) plus 1.15% (4.26% at March 31, 2008), are secured by revenue equipment and mature on June 30, 2008, however the Company has the intent and ability to extend the terms of this line of credit for an additional one year period until June 30, 2009. At March 31, 2008, $22.7 million, including $1.7 million in letters of credit were outstanding under Line B with availability to borrow $7.3 million.

Trade accounts receivable at March 31, 2008 increased approximately $6.2 million as compared to December 31, 2007. Certain of the Company's largest customers regularly schedule plant shutdowns for various periods during December and the volume of freight we ship is reduced during such scheduled shutdowns. This reduction in freight volume results in a reduction in accounts receivable at the end of each year. The remaining increase relates to a general increase in revenue, which flows through the accounts receivable account, during the month of March 2008 as compared to the revenues generated during the month of December 2007.

Prepaid expenses and deposits at March 31, 2008 decreased approximately $1.6 million as compared to December 31, 2007. The decrease reflects the amortization of prepaid tractor and trailer license fees and auto liability insurance premiums. In December 2007 approximately $3.0 million of the 2008 license fees and approximately $3.0 million of the 2008 auto liability insurance premiums were paid in advance. These prepaid expenses will continue to be amortized to expense through the remainder of the year.

Marketable equity securities at March 31, 2008 increased approximately $0.8 million as compared to December 31, 2007. During the three months ended March 31, 2008, the Company purchased approximately $2.8 million of equity securities with the remaining increase or decrease attributable to changes in the market value of the investments, net of other-than-temporary write-downs. These securities, combined with equity securities purchased in prior periods, have a combined cost basis of approximately $16.4 million and a combined fair market value of approximately $18.1 million. The Company has developed a strategy to invest in securities from which it expects to receive dividends that qualify for favorable tax treatment, as well as, appreciate in value. The Company anticipates that increases in the market value of the investments combined with dividend payments will exceed interest rates paid on borrowings for the same period. During the first three months of 2008 the Company had net unrealized pre-tax losses of approximately $1.6 million and received dividends of approximately $190,000. The holding term of these securities depends largely on the general economic environment, the equity markets, borrowing rates and the Company's cash requirements.

Revenue equipment, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units, increased approximately $12.4 million as compared to December 31, 2007. This increase relates primarily to the purchase of new trucks to replace older trucks which have not yet been retired or are otherwise in the process of being traded or sold. Also contributing to the increase, was the purchase of new trailers as the Company intends to increase its trailer fleet in order to reduce third-party trailer rental expense.

Accounts payable at March 31, 2008 increased approximately $15.5 million as compared to December 31, 2007. The increase is primarily related to $14.8 million in truck and trailer purchases made during March 2008 for which payment is not due until April 2008. The net increase also reflects an increase of approximately $2.2 million in amounts accrued for fuel purchases, an increase of approximately $3.0 million accrued for auto liability insurance premiums, and a decrease of approximately $4.3 million in amounts reclassified as bank drafts outstanding at March 31, 2008 as compared to December 31, 2007.

Accrued expenses and other liabilities at March 31, 2008 increased approximately $2.0 million as compared to December 31, 2007. The increase is primarily related to an increase in amounts accrued at the end of the period for employee wages and benefits which can vary significantly throughout the year depending on many factors, including the timing of the actual date employees are paid in relation to the last day of the reporting period.

Long-term debt at March 31, 2008 increased approximately $2.0 million as compared to December 31, 2007. The increase is primarily related to an increase in the balance due on the Company’s lines of credit at March 31, 2008 as compared to December 31, 2007. During the first three months of 2008 the Company borrowed approximately $2.2 million more than it repaid under its lines of credit in order to finance the purchase of revenue equipment during the first quarter of 2008.

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

Equity Price Risk
We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities increased to $18.1 million at March 31, 2008 from $17.3 million at December 31, 2007. The increase during the first three months of 2008 reflects additional purchases of $2.8 million, write-downs of $0.4 million and a decrease in the fair market value of approximately $1.6 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.8 million. For additional information with respect to the marketable equity securities, see Note C to our consolidated financial statements.

Interest Rate Risk
Our two lines of credit each bear interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are effected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the lines of credit. Assuming $45.0 million of variable rate debt outstanding, a hypothetical 100 basis point increase in LIBOR for a one year period would result in approximately $450,000 of additional interest expense.

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

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management evaluated, with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. Based upon that evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2008 so that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls over financial reporting. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 30, 2007, the Company announced that its Board of Directors had authorized the Company to repurchase up to 600,000 shares of its common stock during the twelve month period following the announcement. The following table summarizes the Company’s common stock repurchases during the first quarter of 2008 made pursuant to this authorization. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser”.

Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Period
January 1-31, 2008	-	-	-	128,500
February 1-29, 2008	74,000	$15.04	74,000	54,500
March 1-31, 2008	54,500	14.93	54,500	-
Total	128,500	$14.99	128,500

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-K:
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 11, 2007.)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: May 7, 2008	By: /s/ Robert W. Weaver
Robert W. Weaver
President and Chief Executive Officer
(principal executive officer)

Dated: May 7, 2008	By: /s/ Larry J. Goddard
Larry J. Goddard
Vice President-Finance, Chief Financial
Officer, Secretary and Treasurer
(principal accounting and financial officer)

P.A.M. TRANSPORTATION SERVICES, INC.
Index to Exhibits to Form 10-Q

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002.)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 11, 2007.)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer