Form 10-Q
period 2008-06-30
PAM TRANSPORTATION SERVICES INC
filed 2008-08-08
CIK 798287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 22, 2008
Common Stock, $.01 Par Value	9,663,807

P.A.M. TRANSPORTATION SERVICES, INC.
Form 10-Q
For The Quarter Ended June 30, 2008

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (in thousands, except share and per share data)
	June 30,	December 31,
	2008	2007
ASSETS	(unaudited)	(see note)
Current assets:
Cash and cash equivalents	$579	$407
Accounts receivable-net:
Trade	63,041	58,397
Other	1,601	5,349
Inventories	855	905
Prepaid expenses and deposits	8,539	14,978
Marketable equity securities	15,679	17,269
Income taxes refundable	1,091	2,199
Total current assets	91,385	99,504

Property and equipment:
Land	2,674	2,674
Structures and improvements	9,948	9,795
Revenue equipment	318,404	292,133
Office furniture and equipment	7,590	7,482
Total property and equipment	338,616	312,084
Accumulated depreciation	(122,885)	(107,841)
Net property and equipment	215,731	204,243

Other assets:
Goodwill	15,413	15,413
Non-compete agreements, net	-	17
Other	692	727
Total other assets	16,105	16,157
TOTAL ASSETS	$323,221	$319,904

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,991	$25,346
Accrued expenses and other liabilities	22,634	10,323
Current maturities of long-term debt	5,253	2,065
Deferred income taxes-current	3,263	5,117
Total current liabilities	63,141	42,851

Long-term debt-less current portion	38,321	44,172
Deferred income taxes-less current portion	51,023	53,504
Total liabilities	152,485	140,527

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,368,207 and
11,368,207 shares issued; 9,678,707 and 9,838,107 shares outstanding
at June 30, 2008 and December 31, 2007, respectively	114	114
Additional paid-in capital	77,648	77,557
Accumulated other comprehensive (loss) income	(399)	1,921
Treasury stock, at cost; 1,689,500 and 1,530,100 shares, respectively	(27,452)	(25,200)
Retained earnings	120,825	124,985
Total shareholders’ equity	170,736	179,377
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$323,221	$319,904

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
OPERATING REVENUES:
Revenue, before fuel surcharge	$84,680	$92,547	$171,125	$180,090
Fuel surcharge	26,250	14,153	45,625	25,418
Total operating revenues	110,930	106,700	216,750	205,508

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	31,616	34,036	66,113	67,741
Fuel expense	43,125	29,017	80,547	53,609
Rent and purchased transportation	10,842	9,535	20,362	19,569
Depreciation	9,298	10,150	18,285	19,499
Operating supplies and expenses	7,452	7,954	15,471	15,436
Operating taxes and licenses	4,164	4,603	8,523	8,954
Insurance and claims	4,103	4,667	8,655	9,202
Communications and utilities	756	762	1,568	1,530
Other	1,118	1,793	2,502	3,433
(Gain) loss on disposition of equipment	(14)	11	220	29
Total operating expenses and costs	112,460	102,528	222,246	199,002

OPERATING (LOSS) INCOME	(1,530)	4,172	(5,496)	6,506

NON-OPERATING (EXPENSE) INCOME	(14)	167	(219)	408
INTEREST EXPENSE	(532)	(676)	(1,101)	(1,163)

(LOSS) INCOME BEFORE INCOME TAXES	(2,076)	3,663	(6,816)	5,751

FEDERAL & STATE INCOME TAX (BENEFIT) EXPENSE:
Current	-	832	-	1,344
Deferred	(744)	639	(2,656)	950
Total federal & state income tax (benefit) expense	(744)	1,471	(2,656)	2,294

NET (LOSS) INCOME	$(1,332)	$2,192	$(4,160)	$3,457

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(0.14)	$0.21	$(0.43)	$0.34
Diluted	$(0.14)	$0.21	$(0.43)	$0.34

AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,708	10,306	9,752	10,306
Diluted	9,708	10,307	9,752	10,307

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Six Months Ended
	June 30,
	2008	2007
OPERATING ACTIVITIES:
Net (loss) income	$(4,160)	$3,457
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	18,285	19,499
Bad debt (recovery) expense	(40)	362
Stock compensation-net of excess tax benefits	91	112
Non-compete agreement amortization-net of payments	(17)	-
Provision for deferred income taxes	(2,656)	950
Reclassification of unrealized loss on marketable equity securities	573	12
Gain (loss) on sale of marketable equity securities	125	(120)
Loss on sale or disposal of equipment	220	29
Changes in operating assets and liabilities:
Accounts receivable	(4,904)	(7,871)
Prepaid expenses, inventories, and other assets	6,525	5,969
Income taxes refundable	1,108	603
Trade accounts payable	(652)	(1,095)
Accrued expenses	1,877	2,056
Net cash provided by operating activities	16,375	23,963

INVESTING ACTIVITIES:
Purchases of property and equipment	(24,623)	(53,644)
Proceeds from sale or disposal of equipment	1,927	7,362
Change in restricted cash	4,049	-
Net purchases of marketable equity securities	(3,107)	(1,215)
Net cash used in investing activities	(21,754)	(47,497)

FINANCING ACTIVITIES:
Borrowings under line of credit	274,663	263,478
Repayments under line of credit	(301,021)	(238,364)
Borrowings of long-term debt	25,178	-
Repayments of long-term debt	(1,483)	(1,368)
Borrowings under margin account	11,111	-
Repayments under margin account	(645)	-
Repurchases of common stock	(2,252)	(677)
Exercise of stock options	-	83
Net cash provided by financing activities	5,551	23,152

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	172	(382)

CASH AND CASH EQUIVALENTS-Beginning of period	407	1,039

CASH AND CASH EQUIVALENTS-End of period	$579	$657

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$1,082	$1,175
Income taxes	$283	$804

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$7,319	$1,389

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Shareholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Other Comprehensive Loss	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total

Balance at December 31, 2007	9,838	$114	$77,557		$1,921	$(25,200)	$124,985	$179,377

Components of comprehensive loss:
Net loss				$(4,160)			(4,160)	(4,160)
Other comprehensive loss:
Unrealized loss on marketable
securities, net of tax of $(1,678)				(2,320)	(2,320)			(2,320)
Total comprehensive loss				$(6,480)

Treasury stock repurchases	(159)					(2,252)		(2,252)

Share-based compensation			91					91

Balance at June 30, 2008	9,679	$114	$77,648		$(399)	$(27,452)	$120,825	$170,736

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2008

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

NOTE B:  RECENT ACCOUNTING PRONOUNCEMENTS
In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“GAAP”) (“SFAS No. 162”). SFAS No. 162 provides a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. Previous guidance did not properly rank the accounting literature. The new standard is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. Management does not expect the adoption of SFAS No. 161 to have a material impact on the Company’s financial condition, results of operations, or cash flow as the Company presently has no derivative instruments or hedging activities.

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

NOTE C:  MARKETABLE EQUITY SECURITIES
The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). SFAS No. 115 requires companies to classify their investments as trading, available-for-sale or held-to-maturity. The Company’s investments in marketable securities are classified as either trading or available-for-sale and consist of equity securities. Management determines the appropriate classification of these securities at the time of purchase and re-evaluates such designation as of each balance sheet date. During the first six months of 2008, there were no sales or reclassifications of marketable securities. Marketable equity securities are carried at fair value, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income in shareholders’ equity. Realized gains and losses, declines in value judged to be other-than-temporary on available-for-sale securities, and increases or decreases in value on trading securities, if any, are included in the determination of net income. The cost of securities sold is based on the specific identification method and interest and dividends on securities are included in non-operating income.

As of June 30, 2008, equity securities classified as available-for-sale and equity securities classified as trading had a cost basis of approximately $15,808,000 and $661,000, respectively, and fair market values of approximately $15,143,000 and $536,000, respectively. For the six months ended June 30, 2008, the Company had net unrealized losses in market value on securities classified as available-for-sale of approximately $2,320,000, net of deferred income taxes. Also during this period, the Company recognized losses on trading securities of approximately $76,000, net of deferred income taxes. The Company’s marketable securities that are classified as available-for-sale had gross unrealized gains of approximately $3,820,000 and gross unrealized losses of approximately $4,473,000. The Company’s marketable securities that are classified as trading had gross recognized losses of approximately $125,000. As of June 30, 2008, the total net unrealized loss, net of deferred income taxes, in accumulated other comprehensive income was approximately $399,000.

The following table shows the Company’s investments’ approximate gross unrealized losses and fair value at June 30, 2008 and December 31, 2007. These investments consist of equity securities. As of June 30, 2008 and December 31, 2007 there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	June 30, 2008		December 31, 2007
	(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities – Available for sale	$6,164	$4,473	$5,308	$1,541
Equity securities – Trading	536	125	409	31
Totals	$6,700	$4,598	$5,717	$1,572

NOTE D:  STOCK BASED COMPENSATION
The Company maintains a stock option plan under which incentive stock options and nonqualified stock options may be granted. On March 2, 2006, the Company’s Board of Director’s adopted, and shareholders later approved, the 2006 Stock Option Plan (the “2006 Plan”). The 2006 Plan replaces the expired 1995 Stock Option Plan which had 263,500 options remaining which were never issued. Under the 2006 Plan 750,000 shares are reserved for the issuance of stock options to directors, officers, key employees and others. The option exercise price under the 2006 Plan is the fair market value of the stock on the date the option is granted. The fair market value is determined by the average of the highest and lowest sales prices for a share of the Company’s common stock, on its primary exchange, on the same date that the option is granted. During 2008, options for 16,000 shares were issued under the 2006 Plan at an option exercise price of $14.98 per share, and at June 30, 2008, 702,000 shares were available for granting future options.

Outstanding incentive stock options at June 30, 2008, must be exercised within six years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at June 30, 2008, must be exercised within five to ten years from the date of grant.

In August 2002, the Company granted performance-based variable stock options for 300,000 shares to certain key executives. The exercise price for these awards was fixed at the grant date and was equal to the fair market value of the stock on that date. On the date of grant, options for 60,000 shares vested immediately and vesting of the options for the remaining 240,000 shares was scheduled to occur on a straight-line basis each year from March 15, 2003 through March 15, 2008 upon meeting performance criteria. In order to meet the performance criteria, net income for each fiscal year must have been at least equal to 1.05 times net income for the preceding fiscal year, unless net income for the preceding fiscal year was zero or negative, in which case net income for the fiscal year must have been at least 90% of net income for the most recent year with positive income. As of June 30, 2008, options for 180,000 shares had vested under this 300,000 share option grant (including those options which immediately vested upon grant) while options for 120,000 shares have been forfeited as the performance criteria were not met for the fiscal years 2003, 2004 and 2007.

At June 30, 2008, the Company had stock-based compensation plans with total unrecognized stock compensation expense of approximately $11,000 which will be amortized on a straight line basis during the remainder of 2008. As a result, the Company expects to recognize approximately $11,000 in additional compensation expense related to unvested options awards during the remainder of 2008. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the second quarter of 2008 and 2007 was approximately $6,000 and $6,000, respectively. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first six months of 2008 and 2007 was approximately $91,000 and $112,000, respectively. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 during the six months ending June 30, 2008 but did not have a recognizable impact on diluted or basic earnings per share reported for the second quarter ending June 30, 2008. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 during the six months ending June 30, 2007 but did not have a recognizable impact on diluted or basic earnings per share reported for the second quarter ending June 30, 2007. The weighted average grant date fair value of options granted during the first six months of 2008 and 2007 was $4.98 per share and $6.32 per share, respectively.

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

The Company has never paid any cash dividends on its common stock and we do not anticipate paying any cash dividends in the foreseeable future. The estimated volatility is based on the historical volatility of our stock. The risk free rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of the options was calculated based on the historical exercise behavior. Prior to 2008, the expected life of the options was calculated using temporary guidance provided by the SEC which allowed companies to elect a “simplified method” where the expected life is the average of the vesting period and the original contractual term. This simplified method is generally not available for share option grants after December 31, 2007.

Information related to option activity for the six months ended June 30, 2008 is as follows:

	Shares Under Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding-beginning of year	248,500	$22.81
Granted	16,000	14.98
Exercised	-	-
Cancelled/forfeited/expired	(10,000)	22.68
Outstanding at June 30, 2008	254,500	$22.32	3.8	$ -

Exercisable at June 30, 2008	254,500	$22.32	3.8	$ -
___________________________
* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on June 30, 2008, was $10.65.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of June 30, 2008 and the number and weighted average exercise price of options exercisable as of June 30, 2008 are as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$14.98	16,000	4.7	16,000
$16.99	8,000	0.7	8,000
$18.27	10,000	1.7	10,000
$19.88	12,500	0.2	12,500
$22.92	14,000	3.7	14,000
$23.22	180,000	4.2	180,000
$26.73	14,000	3.0	14,000
	254,500	3.8	254,500

During the six months ended June 30, 2007, the Company received cash from option exercises in the amount of approximately $83,000. There were no option exercises during the six months ended June 30, 2008. The Company issues new shares upon option exercise.

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
	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$75,129	88.7	$84,069	90.8	$153,485	89.7	$162,443	90.2
Brokerage and Logistics Services revenue	9,551	11.3	8,478	9.2	17,640	10.3	17,647	9.8
Total revenues	$84,680	100.0	$92,547	100.0	$171,125	100.0	$180,090	100.0

NOTE F:  TREASURY STOCK
On June 13, 2008, the Company announced that its Board of Directors had authorized the Company to repurchase up to 300,000 shares of its common stock during the twelve month period following the announcement. During the three months ended June 30, 2008, the Company repurchased 30,900 shares of its common stock at an aggregate cost of approximately $321,000. During the six months ended June 30, 2008, the Company repurchased 159,400 shares of its common stock at an aggregate cost of approximately $2,252,000. The Company accounts for Treasury stock using the cost method and as of June 30, 2008, 1,689,500 shares were held in the treasury at an aggregate cost of approximately $27,452,000.

NOTE G:  COMPREHENSIVE INCOME
Comprehensive income was comprised of net income plus or minus market value adjustments related to our interest rate swap agreement and marketable securities. The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)

Net (loss) income	$(1,332)	$2,192	$(4,160)	$3,457

Other comprehensive (loss) income:
Reclassification adjustment for unrealized losses on marketable
securities included in net income, net of income taxes	122	-	342	7
Change in fair value of marketable securities, net of income taxes	(1,575)	311	(2,662)	396
Total comprehensive (loss) income	$(2,785)	$2,503	$(6,480)	$3,860

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

A reconciliation of the basic and diluted income per share computations for the three and six months ended June 30, 2008 and 2007, respectively, is as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)

Net (loss) income	$(1,332)	$2,192	$(4,160)	$3,457

Basic weighted average common shares outstanding	9,708	10,306	9,752	10,306

Dilutive effect of common stock equivalents	-	1	-	1

Diluted weighted average common shares outstanding	9,708	10,307	9,752	10,307

Basic (loss) earnings per share	$(0.14)	$0.21	$(0.43)	$0.34

Diluted (loss) earnings per share	$(0.14)	$0.21	$(0.43)	$0.34

Options to purchase 254,500 and 264,000 shares of common stock were outstanding at June 30, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because to do so would have an anti-dilutive effect.

NOTE I:  INCOME TAXES
The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. Upon adoption, and as of June 30, 2008, an adjustment to the Company’s consolidated financial statements for uncertain tax positions was not required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2004 through 2007 remain open to examination in those jurisdictions. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the six months ended June 30, 2008, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

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

Assets and liabilities measured at fair value on a recurring basis and subject to the disclosure requirements of SFAS No. 157 as of June 30, 2008 are summarized below:
	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable securities	$15,679	$15,679	-	-

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

NOTE K:  NOTES PAYABLE AND LONG-TERM DEBT
During the first six months of 2008, the Company’s subsidiary, P.A.M. Transport, Inc. entered into installment obligations totaling approximately $25.2 million for the purpose of purchasing revenue equipment. These obligations are payable in 36 monthly installments at interest rates ranging from 3.95% to 4.90%. Also, during the second quarter of 2008 one of the Company’s two lines of credit matured and was not renewed by the Company.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. For the three and six month periods ended June 30, 2008, truckload services revenues, excluding fuel surcharges, represented 88.7% and 89.7% of total revenues, excluding fuel surcharges, with remaining revenues, excluding fuel surcharges, being generated from brokerage and logistics services. For the three and six month periods ended June 30, 2007, truckload services revenues, excluding fuel surcharges, represented 90.8% and 90.2% of total revenues, excluding fuel surcharges, with remaining revenues, excluding fuel surcharges, being generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three and six months ending June 30, 2008, approximately $26.2 million and $45.6 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the three and six months ending June 30, 2007 approximately $14.2 million and $25.4 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES
The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	41.4	39.9	42.4	41.0
Fuel expense, net of fuel surcharge	22.6	17.9	22.9	17.6
Rent and purchased transportation	2.9	2.3	2.9	2.3
Depreciation	12.4	12.1	11.9	12.0
Operating supplies and expenses	9.9	9.4	10.1	9.5
Operating taxes and license	5.5	5.5	5.6	5.5
Insurance and claims	5.5	5.5	5.6	5.7
Communications and utilities	1.0	0.9	1.0	0.9
Other	1.4	1.9	1.5	1.9
Loss on sale or disposal of property	0.0	0.0	0.1	0.0
Total operating expenses	102.6	95.4	104.0	96.4
Operating (loss) income	(2.6)	4.6	(4.0)	3.6
Non-operating income (expense)	0.0	0.2	(0.2)	0.3
Interest expense	(0.7)	(0.8)	(0.7)	(0.7)
Income (loss) before income taxes	(3.3)	4.0	(4.9)	3.2

THREE MONTHS ENDED JUNE 30, 2008 VS. THREE MONTHS ENDED JUNE 30, 2007

For the quarter ended June 30, 2008, truckload services revenue, before fuel surcharges, decreased 10.6% to $75.1 million as compared to $84.1 million for the quarter ended June 30, 2007. The decrease was primarily due to a decrease in the number of miles traveled from 64.9 million miles during the second quarter of 2007 to 57.6 million miles during the second quarter of 2008 resulting largely from a decrease in the average number of revenue generating trucks from 2,112 during the second quarter of 2007 to 2,031 during the second quarter of 2008. Also, during the second quarter of 2008 there were plant closings at several of the Company’s largest customer’s locations due to employee strikes which contributed to a decrease in equipment utilization. These plant closings also affected shipments for other customers of the Company which are also in the automobile industry.

Salaries, wages and benefits increased from 39.9% of revenues, before fuel surcharges, in the second quarter of 2007 to 41.4% of revenue, before fuel charges, in the second quarter of 2008, however, based on a dollar comparison, salaries, wages and benefits decreased from $33.5 million during the second quarter of 2007 to $31.1 million during the second quarter of 2008 as the number of driver compensated miles decreased from 64.9 million miles during the second quarter of 2007 to 57.6 million miles during the second quarter of 2008. The increase, as a percentage of revenues, resulted primarily from an increase in amounts expensed for employee health and workers’ compensation benefits for the periods compared and the fixed cost characteristics of wages which do not fluctuate with changes in revenue, such as general and administrative, maintenance, and operations wages.

Fuel expense, net of fuel surcharge, increased from 17.9% of revenues, before fuel surcharges, during the second quarter of 2007 to 22.6% of revenues, before fuel surcharges, during the second quarter of 2008 which represented an increase from $15.0 million during the second quarter of 2007 to $17.0 million during the second quarter of 2008. The increase was related to an increase in the average price paid per gallon of diesel fuel from $2.67 during the second quarter of 2007 to an average cost of $4.21 during the second quarter of 2008. Partially offsetting the increase related to the increase in average price paid per gallon of diesel fuel was an increase in amounts collected from customers in the form of fuel surcharges from an average of $1.17 per gallon during the second quarter of 2007 to $2.40 during the second quarter of 2008. Fuel surcharge collections vary from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of declining fuel prices.

Rent and purchased transportation increased from 2.3% of revenues, before fuel surcharges, during the second quarter of 2007 to 2.9% of revenues, before fuel surcharges, during the second quarter of 2008. The increase relates to an increase in amounts paid to third party transportation companies for intermodal services.

Depreciation increased from 12.1% of revenues, before fuel surcharges, during the second quarter of 2007 to 12.4% of revenues, before fuel surcharges, during the second quarter of 2008. On a dollar basis, depreciation expense decreased from $10.1 million during the second quarter of 2007 to $9.3 million during the second quarter of 2008 as the Company continues to reduce the size of its truck fleet in response to weak demand in the truckload freight market.

Operating supplies and expenses increased from 9.4% of revenues, before fuel surcharges, during the second quarter of 2007 to 9.9% of revenues, before fuel surcharges, during the second quarter of 2008 which represented a decrease from $8.0 million during the second quarter of 2007 to $7.4 million during the second quarter of 2008. The dollar-based decrease relates primarily to a decrease in equipment maintenance and repair costs as the Company had an average of 81 fewer trucks in-service during the second quarter of 2008 as compared to trucks in-service during the second quarter of 2007.

Other expenses decreased from 1.9% of revenues, before fuel surcharges, during the second quarter of 2007 to 1.4% of revenues, before fuel surcharges, during the second quarter of 2008. The decrease relates primarily to a decrease in various expenses such as advertising, miscellaneous operating supplies, and uncollectible revenue.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 95.4% for the second quarter 2007 to 102.6% for the second quarter of 2008.

SIX MONTHS ENDED JUNE 30, 2008 VS. SIX MONTHS ENDED JUNE 30, 2007

For the first six months ended June 30, 2008, truckload services revenue, before fuel surcharges, decreased 5.5% to $153.5 million as compared to $162.4 million for the first six months ended June 30, 2007. The decrease was primarily due to a decrease in the number of miles traveled from 125.5 million miles during the first six months of 2007 to 119.7 million miles during the first six months of 2008 resulting largely from a decrease in the average number of revenue generating trucks from 2,091 during the first six months of 2007 to 2,042 during the first six months of 2008. Also contributing to the decrease in revenues was continued weakness in the truckload freight market during the first six months of 2008 as compared to the first six months of 2007 which resulted in both a decrease in the average rate per total mile charged to customers from approximately $1.29 during the first six months 2007 to approximately $1.28 during the first six months of 2008 and lower equipment utilization as the average miles traveled each work day per truck decreased from 473 miles each work day in the first six months of 2007 to 458 miles each work day in the first six months of 2008.

Salaries, wages and benefits increased from 41.0% of revenues, before fuel surcharges, in the first six months of 2007 to 42.4% of revenues, before fuel surcharges, during the first six months of 2008, however, based on a dollar comparison, salaries, wages and benefits decreased from $66.7 million during the first six months of 2007 to $65.1 million during the first six months of 2008 as the number of driver compensated miles decreased from 125.5 million miles during the first six months of 2007 to 119.7 million miles during the first six months of 2008. The increase, as a percentage of revenues, resulted primarily from an increase in amounts expensed for employee health and workers’ compensation benefits for the periods compared and the fixed cost characteristics of wages which do not fluctuate with changes in revenue, such as general and administrative, maintenance, and operations wages.

Fuel expense, net of fuel surcharge, increased from 17.6% of revenues, before fuel surcharges, during the first six months of 2007 to 22.9% of revenues, before fuel surcharges, during the first six months of 2008 which represented an increase from $28.6 million during the first six months of 2007 to $35.2 million during the first six months of 2008. The increase was related to an increase in the average price paid per gallon of diesel fuel from $2.53 during the first six months of 2007 to an average cost of $3.78 during the first six months of 2008. Partially offsetting the increase related to the increase in average price paid per gallon of diesel fuel was an increase in amounts collected from customers in the form of fuel surcharges from an average of $1.07 per gallon during the first six months of 2007 to $1.99 during the first six months of 2008. Fuel surcharge collections vary from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of declining fuel prices.

Rent and purchased transportation increased from 2.3% of revenues, before fuel surcharges, during the first six months of 2007 to 2.9% of revenues, before fuel surcharges, during the first six months of 2008. The increase relates to an increase in amounts paid to third party transportation companies for intermodal services.

Depreciation decreased from 12.0% of revenues, before fuel surcharges, during the first six months of 2007 to 11.9% of revenues, before fuel surcharges, during the first six months of 2008. Depreciation expense decreased from $19.5 million during the first six months of 2007 to $18.3 million during the first six months of 2008 as the Company continues to reduce the size of its truck fleet in response to weak demand in the truckload freight market.

Operating supplies and expenses increased from 9.5% of revenues, before fuel surcharges, during the first six months of 2007 to 10.1% of revenues, before fuel surcharges, during the first six months of 2008. The increase relates primarily to an increase in amounts paid for driver training schools and tolls. The increase was partially offset by a decrease in amounts paid for repairs and maintenance as the Company had an average of 44 fewer trucks in-service during the first six months of 2008 as compared to trucks in-service during the first six months of 2007.

Operating taxes and license increased from 5.5% of revenues, before fuel surcharges, during the first six months of 2007 to 5.6% of revenues, before fuel surcharges, during the first six months of 2008 which represented a decrease from $9.0 million during the first six months of 2007 to $8.5 million during the first six months of 2008. The decrease relates primarily to a decrease in amounts paid for federal and state fuel taxes as the number of gallons of diesel fuel purchased during the first six months of 2008 decreased as compared to the first six months of 2007 due to fewer miles traveled during 2008 as compared to 2007. Also contributing to the decrease was a decrease in amounts paid for truck registrations due to the previously discussed reduction in fleet size.

Insurance and claims expense decreased from 5.7% of revenues, before fuel surcharges, during the first six months of 2007 to 5.6% of revenues, before fuel surcharges, during the first six months of 2008. The decrease relates primarily to a decrease in auto liability insurance premiums which are determined based on a negotiated rate-per-mile with the Company’s insurance carrier and as a result, insurance expense decreased as the number of miles traveled decreased from 125.5 million during the first six months of 2007 to 119.7 million during the first six months of 2008.

Other expenses decreased from 1.9% of revenues, before fuel surcharges, during the first six months of 2007 to 1.5% of revenues, before fuel surcharges, during the first six months of 2008. The decrease relates primarily to a decrease in various expenses such as advertising, miscellaneous operating supplies, and uncollectible revenue.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 96.4% for the first six months 2007 to 104.0% for the first six months of 2008.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	5.7	6.0	5.9	6.1
Fuel expense, net of fuel surcharge	0.0	0.0	0.0	0.0
Rent and purchased transportation	89.3	88.1	89.0	88.1
Depreciation	0.0	0.0	0.0	0.0
Operating supplies and expenses	0.0	0.0	0.0	0.0
Operating taxes and license	0.0	0.0	0.0	0.0
Insurance and claims	0.1	0.1	0.1	0.1
Communications and utilities	0.2	0.3	0.3	0.3
Other	0.4	2.0	0.8	2.1
Loss on sale or disposal of property	0.0	0.0	0.0	0.0
Total operating expenses	95.7	96.5	96.1	96.7
Operating (loss) income	4.3	3.5	3.9	3.3
Non-operating income (expense)	0.0	0.0	0.0	0.0
Interest expense	(0.2)	(0.4)	(0.3)	(0.4)
Income (loss) before income taxes	4.1	3.1	3.6	2.9

THREE MONTHS ENDED JUNE 30, 2008 VS. THREE MONTHS ENDED JUNE 30, 2007

For the quarter ended June 30, 2008, logistics and brokerage services revenue, before fuel surcharges, increased 12.7% to $9.6 million as compared to $8.5 million for the quarter ended June 30, 2007. The increase was the result of an 8.2% increase in the number of loads brokered during the second quarter of 2008 as compared to the second quarter of 2007.

Salaries, wages and benefits decreased from 6.0% of revenues, before fuel surcharges, in the second quarter of 2007 to 5.7% of revenues, before fuel surcharges, during the second quarter of 2008. The decrease relates to the effect of higher revenues without a corresponding increase in those wages with fixed cost characteristics, such as general and administrative wages.

Rent and purchased transportation increased from 88.1% of revenues, before fuel surcharges, during the second quarter of 2007 to 89.0% of revenues, before fuel surcharges during the second quarter of 2008. The increase relates to an increase in amounts charged by third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 96.5% for the second quarter of 2007 to 95.7% for the second quarter of 2008.

SIX MONTHS ENDED JUNE 30, 2008 VS. SIX MONTHS ENDED JUNE 30, 2007

For the first six months ended June 30, 2008 and June 30, 2007, logistics and brokerage services revenue, before fuel surcharges, remained at $17.6 million for the periods compared.

Rent and purchased transportation increased from 88.1% of revenues, before fuel surcharges, during the first six months of 2007 to 89.0% of revenues, before fuel surcharges during the first six months of 2008. The increase relates to an increase in amounts charged by third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 96.7% for the first six months of 2007 to 96.1% for the first six months of 2008.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED JUNE 30, 2008 VS. THREE MONTHS ENDED JUNE 30, 2007

Net loss for all divisions was $1.3 million, or 1.6% of revenues, before fuel surcharge for the second quarter of 2008 as compared to net income of $2.2 million or 2.4% of revenues, before fuel surcharge for the second quarter of 2007. The decrease in income resulted in a decrease in diluted earnings per share from $0.21 for the second quarter of 2007 to a diluted loss per share of $0.14 for the second quarter of 2008.

SIX MONTHS ENDED JUNE 30, 2008 VS. SIX MONTHS ENDED JUNE 30, 2007

Net loss for all divisions was $4.2 million, or 2.4% of revenues, before fuel surcharge for the first six months of 2008 as compared to net income of $3.5 million or 1.9% of revenues, before fuel surcharge for the first six months of 2007. The decrease in income resulted in a decrease in diluted earnings per share from $0.34 for the first six months of 2007 to a diluted loss per share of $0.43 for the first six months of 2007.

LIQUIDITY AND CAPITAL RESOURCES
The growth of our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, borrowings under our lines of credit, installment note agreements, and borrowings under our investment margin account.

During the first six months of 2008, we generated $16.4 million in cash from operating activities. Investing activities used $21.8 million in cash in the first six months of 2008. Financing activities provided $5.6 million in cash in the first six months of 2008.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing lines of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations, to finance capital expenditures and repay long-term debt. During the first six months of 2008, we utilized cash on hand, installment notes, and our lines of credit to finance revenue equipment purchases of approximately $24.2 million.

Occasionally we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 48 months. During the first six months of 2008, the Company’s subsidiary, P.A.M. Transport, Inc. entered into installment obligations totaling approximately $25.2 million for the purpose of purchasing revenue equipment. These obligations are payable in 36 monthly installments at interest rates ranging from 3.95% to 4.90%.

During the remainder of the year, we expect to purchase approximately 230 new trucks and approximately 200 trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $19.0 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

During the first six months of 2008 we maintained two $30.0 million revolving lines of credit (Line A and Line B, respectively) with separate financial institutions. Amounts outstanding under Line A bear interest at LIBOR (determined as of the first day of each month) plus 1.25% (3.71% at June 30, 2008), are secured by our accounts receivable and mature on May 31, 2009, however the Company has the intent and ability to extend the terms of this line of credit for an additional one year period until May 31, 2010. At June 30, 2008 outstanding advances on line A were approximately $18.8 million, including $1.9 million in letters of credit, with availability to borrow $11.2 million. Amounts outstanding under Line B bear interest at LIBOR (determined on the last day of the previous month) plus 1.15% (3.61% at June 30, 2008), were secured by revenue equipment. Amounts outstanding under Line B were paid in full on the maturity date of June 30, 2008. Line B was not renewed by the Company.

Trade accounts receivable at June 30, 2008 increased approximately $4.6 million as compared to December 31, 2007. Certain of the Company's largest customers regularly schedule plant shutdowns for various periods during December and the volume of freight we ship is reduced during such scheduled shutdowns. This reduction in freight volume results in a reduction in accounts receivable at the end of each year. The remaining increase relates to a general increase in revenue, which flows through the accounts receivable account, during the month of June 2008 as compared to the revenues generated during the month of December 2007.

Accounts receivable-other at June 30, 2008 decreased approximately $3.7 million as compared to December 31, 2007. The decrease relates primarily to a decrease in amounts receivable from the Company’s third-party qualified intermediary. During 2007, the Company contracted with a third-party qualified intermediary in order to implement a like-kind exchange tax program. Under the program, dispositions of eligible trucks or trailers and acquisitions of replacement trucks or trailers are made in a form whereby any associated tax gains related to the disposal are deferred. To qualify for like-kind exchange treatment, we exchange, through our qualified intermediary, eligible trucks or trailers being disposed with trucks or trailers being acquired. At December 31, 2007 approximately $4.1 million of tractor and trailer sales proceeds were being held by the third-party qualified intermediary and were used during the first six months of 2008 for the purchase of qualified replacement tractors or trailers.

Prepaid expenses and deposits at June 30, 2008 decreased approximately $6.5 million as compared to December 31, 2007. The primary reason for the decrease relates to the amortization of prepaid tractor and trailer license fees and auto liability insurance premiums. In December 2007 approximately $3.0 million of the 2008 license fees and approximately $3.0 million of the 2008 auto liability insurance premiums were paid in advance. These prepaid expenses will continue to be amortized to expense through the remainder of the year.

Marketable equity securities at June 30, 2008 decreased approximately $1.6 million as compared to December 31, 2007. During the six months ended June 30, 2008, the Company purchased approximately $3.1 million of equity securities with the remaining increase or decrease attributable to changes in the market value of the investments, net of other-than-temporary write-downs. These securities, combined with equity securities purchased in prior periods, have a combined cost basis of approximately $16.5 million and a combined fair market value of approximately $15.7 million. The Company has developed a strategy to invest in securities from which it expects to receive dividends that qualify for favorable tax treatment, as well as, appreciate in value. The Company anticipates that increases in the market value of the investments combined with dividend payments will exceed interest rates paid on borrowings for the same period. During the first six months of 2008 the Company had net unrealized pre-tax losses of approximately $4.0 million and received dividends of approximately $430,000. The holding term of these securities depends largely on the general economic environment, the equity markets, borrowing rates and the Company's cash requirements.

Revenue equipment, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units, increased approximately $26.3 million as compared to December 31, 2007. This increase relates primarily to the purchase of new trucks to replace older trucks which have not yet been retired or are otherwise in the process of being traded or sold. Also contributing to the increase, was the purchase of new trailers as the Company intends to increase its trailer fleet in order to reduce third-party trailer rental expense.

Accounts payable at June 30, 2008 increased approximately $6.6 million as compared to December 31, 2007. The increase is primarily related to $7.3 million in truck purchases made during June 2008 for which payment is not due until July 2008. The net increase also reflects an increase of approximately $3.7 million in amounts accrued for fuel purchases and a decrease of approximately $5.0 million in amounts reclassified as bank drafts outstanding at June 30, 2008 as compared to December 31, 2007.

Accrued expenses and other liabilities at June 30, 2008 increased approximately $12.3 million as compared to December 31, 2007. The increase is primarily related to $10.5 million of margin account borrowings secured by the Company’s investments in marketable equity securities. The remaining increase is primarily attributable to an increase in amounts accrued at the end of the period for employee wages and benefits which can vary significantly throughout the year depending on many factors, including the timing of the actual date employees are paid in relation to the last day of the reporting period.

Current maturities of long-term debt at June 30, 2008 increased approximately $3.2 million as compared to December 31, 2007. The increase is primarily related to approximately $25.2 million borrowed in the form of installment note agreements during the second quarter of 2008. Payments on these installment note agreements occur on a monthly basis and become due beginning in the third quarter of 2008.

Long-term debt at June 30, 2008 decreased approximately $5.9 million as compared to December 31, 2007. The decrease is primarily related to a decrease in the balance due on the Company’s lines of credit at June 30, 2008 as compared to December 31, 2007. During the first six months of 2008 the Company repaid approximately $26.4 million more than it borrowed under its lines of credit. Partially offsetting the decrease related to line of credit repayments were the long-term portions of the installment note agreements previously mentioned.

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

Equity Price Risk
We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities decreased to $15.7 million at June 30, 2008 from $17.3 million at December 31, 2007. The decrease during the first six months of 2008 reflects additional purchases of approximately $3.1 million and a decrease in the fair market value of approximately $4.7 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.6 million. For additional information with respect to the marketable equity securities, see Note C to our condensed consolidated financial statements.

Interest Rate Risk
Our line of credit bears interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are effected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $20.0 million of variable rate debt was outstanding, a hypothetical 100 basis point increase in LIBOR for a one year period would result in approximately $200,000 of additional interest expense.

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

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management evaluated, with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008. Based upon that evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2008 so that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls over financial reporting. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 13, 2008, the Company announced that its Board of Directors had authorized the Company to repurchase up to 300,000 shares of its common stock during the twelve month period following the announcement. The following table summarizes the Company’s common stock repurchases during the second quarter of 2008 made pursuant to this authorization. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser”.

Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Period
April 1-30, 2008	-	-	-	-
May 1-31, 2008	-	-	-	-
June 1-30, 2008	30,900	$10.3495	30,900	269,100
Total	30,900	$10.3495	30,900	269,100

Item 4.  Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on May 29, 2008. The matters voted on at the meeting and the votes cast with respect to each matter were as follows:
Proposal to elect nine directors:	Votes For	Votes Withheld	Abstentions	Broker Non-votes

Frederick P. Calderone	7,968,511	1,463,408	0	0
Frank L. Conner	9,318,553	113,366	0	0
W. Scott Davis	9,342,096	89,823	0	0
Christopher L. Ellis	8,903,539	525,380	0	0
Manual J. Moroun	7,556,440	1,875,479	0	0
Matthew T. Moroun	7,556,147	1,875,772	0	0
Daniel C. Sullivan	9,318,553	113,366	0	0
Robert W. Weaver	7,968,171	1,463,748	0	0
Charles F. Wilkins	9,318,553	113,366	0	0

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-K:
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 11, 2007.)
4.1
Instruments with respect to long-term debt not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis have not been filed. Upon request, the Company agrees to furnish a copy of these instruments to the Securities and Exchange Commission.

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

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: August 7, 2008	By: /s/ Robert W. Weaver
Robert W. Weaver
President and Chief Executive Officer
(principal executive officer)

Dated: August 7, 2008	By: /s/ Larry J. Goddard
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
4.1
Instruments with respect to long-term debt not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis have not been filed. Upon request, the Company agrees to furnish a copy of these instruments to the Securities and Exchange Commission.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer