Form 10-Q
period 2008-09-30
PAM TRANSPORTATION SERVICES INC
filed 2008-11-03
CIK 798287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 22, 2008
Common Stock, $.01 Par Value	9,619,507

P.A.M. TRANSPORTATION SERVICES, INC.
Form 10-Q
For The Quarter Ended September 30, 2008

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (in thousands, except share and per share data)
	September 30,	December 31,
	2008	2007
ASSETS	(unaudited)	(see note)
Current assets:
Cash and cash equivalents	$12,138	$407
Accounts receivable-net:
Trade	63,869	58,397
Other	3,014	5,349
Inventories	898	905
Prepaid expenses and deposits	9,828	14,978
Marketable equity securities	15,804	17,269
Income taxes refundable	1,102	2,199
Total current assets	106,653	99,504

Property and equipment:
Land	2,674	2,674
Structures and improvements	9,935	9,795
Revenue equipment	317,207	292,133
Office furniture and equipment	7,670	7,482
Total property and equipment	337,486	312,084
Accumulated depreciation	(124,576)	(107,841)
Net property and equipment	212,910	204,243

Other assets:
Goodwill	15,413	15,413
Non-compete agreements, net	-	17
Other	679	727
Total other assets	16,092	16,157
TOTAL ASSETS	$335,655	$319,904

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,989	$25,346
Accrued expenses and other liabilities	21,855	10,323
Current maturities of long-term debt	16,284	2,065
Deferred income taxes-current	4,498	5,117
Total current liabilities	67,626	42,851

Long-term debt-less current portion	49,703	44,172
Deferred income taxes-less current portion	48,963	53,504
Total liabilities	166,292	140,527

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,368,207 and
11,368,207 shares issued; 9,663,807 and 9,838,107 shares outstanding
at September 30, 2008 and December 31, 2007, respectively	114	114
Additional paid-in capital	77,654	77,557
Accumulated other comprehensive (loss) income	1,565	1,921
Treasury stock, at cost; 1,704,400 and 1,530,100 shares, respectively	(27,614)	(25,200)
Retained earnings	117,644	124,985
Total shareholders’ equity	169,363	179,377
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$335,655	$319,904

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
OPERATING REVENUES:
Revenue, before fuel surcharge	$81,692	$86,625	$252,817	$266,715
Fuel surcharge	24,266	14,546	69,891	39,964
Total operating revenues	105,958	101,171	322,708	306,679

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	30,915	33,583	97,028	101,324
Fuel expense	38,774	28,555	119,321	82,164
Rent and purchased transportation	10,347	9,677	30,709	29,246
Depreciation	9,289	10,086	27,574	29,585
Operating supplies and expenses	7,524	8,027	22,995	23,463
Operating taxes and licenses	3,953	4,255	12,476	13,209
Insurance and claims	3,842	4,083	12,498	13,285
Communications and utilities	657	784	2,225	2,314
Other	1,233	1,694	3,735	5,128
Loss (gain) on disposition of equipment	706	(56)	926	(27)
Total operating expenses and costs	107,240	100,688	329,487	299,691

OPERATING (LOSS) INCOME	(1,282)	483	(6,779)	6,988

NON-OPERATING (EXPENSE) INCOME	(3,377)	199	(3,597)	608
INTEREST EXPENSE	(614)	(620)	(1,714)	(1,783)

(LOSS) INCOME BEFORE INCOME TAXES	(5,273)	62	(12,090)	5,813

FEDERAL & STATE INCOME TAX (BENEFIT) EXPENSE:
Current	-	(137)	-	1,207
Deferred	(2,092)	163	(4,749)	1,113
Total federal & state income tax (benefit) expense	(2,092)	26	(4,749)	2,320

NET (LOSS) INCOME	$(3,181)	$36	$(7,341)	$3,493

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(0.33)	$0.00	$(0.76)	$0.34
Diluted	$(0.33)	$0.00	$(0.76)	$0.34

AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,665	10,265	9,723	10,292
Diluted	9,665	10,266	9,723	10,293

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Nine Months Ended
	September 30,
	2008	2007
OPERATING ACTIVITIES:
Net (loss) income	$(7,341)	$3,493
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	27,574	29,585
Bad debt expense	87	449
Stock compensation-net of excess tax benefits	97	118
Non-compete agreement amortization-net of payments	(17)	-
Provision for deferred income taxes	(4,749)	1,113
Unrealized impairment loss on marketable equity securities	3,815	11
Gain (loss) on sale or reclass of marketable equity securities	443	(120)
Loss (gain) on sale or disposal of equipment	926	(27)
Changes in operating assets and liabilities:
Accounts receivable	(5,819)	(5,659)
Prepaid expenses, inventories, and other assets	5,206	4,385
Income taxes refundable (payable)	1,097	(695)
Trade accounts payable	(3,878)	4,239
Accrued expenses	1,412	1,420
Net cash provided by operating activities	18,853	38,312

INVESTING ACTIVITIES:
Purchases of property and equipment	(39,942)	(65,202)
Proceeds from sale or disposal of equipment	6,296	11,540
Change in restricted cash	2,595	-
Net purchases of marketable equity securities	(3,559)	(2,885)
Net cash used in investing activities	(34,610)	(56,547)

FINANCING ACTIVITIES:
Borrowings under line of credit	418,074	383,301
Repayments under line of credit	(433,654)	(363,727)
Borrowings of long-term debt	39,635	1,913
Repayments of long-term debt	(4,306)	(2,044)
Borrowings under margin account	11,112	-
Repayments under margin account	(959)	-
Repurchases of common stock	(2,414)	(897)
Exercise of stock options	-	119
Net cash provided by financing activities	27,488	18,665

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,731	430

CASH AND CASH EQUIVALENTS-Beginning of period	407	1,040

CASH AND CASH EQUIVALENTS-End of period	$12,138	$1,470

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$1,686	$1,787
Income taxes	$294	$1,965

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$3,542	$3,294

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Shareholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Other Comprehensive Loss	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total

Balance at December 31, 2007	9,838	$114	$77,557		$1,921	$(25,200)	$124,985	$179,377

Components of comprehensive loss:
Net loss				$(7,341)			(7,341)	(7,341)
Other comprehensive loss:
Unrealized loss on marketable
securities, net of tax of $(410)				(356)	(356)			(356)
Total comprehensive loss				$(7,697)

Treasury stock repurchases	(174)					(2,414)		(2,414)

Share-based compensation			97					97

Balance at September 30, 2008	9,664	$114	$77,654		$1,565	$(27,614)	$117,644	$169,363

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2008

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

NOTE B:  RECENT ACCOUNTING PRONOUNCEMENTS
In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“GAAP”) (“SFAS No. 162”). SFAS No. 162 provides a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. Previous guidance did not properly rank the accounting literature. The new standard is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 is not expected to have a material effect on the Company’s financial statements.

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

NOTE C:  MARKETABLE EQUITY SECURITIES
The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). SFAS No. 115 requires companies to classify their investments as trading, available-for-sale or held-to-maturity. The Company’s investments in marketable securities are classified as either trading or available-for-sale and consist of equity securities. Management determines the appropriate classification of these securities at the time of purchase and re-evaluates such designation as of each balance sheet date. During the first nine months of 2008, there were no reclassifications of marketable securities. The Company sold certain securities during the first nine months of 2008 which were held as available-for-sale and had a cost basis of approximately $718,000. The proceeds on these sales totaled approximately $625,000 which resulted in a realized loss of approximately $93,000. Marketable equity securities are carried at fair value, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income in shareholders’ equity. Realized gains and losses, declines in value judged to be other-than-temporary on available-for-sale securities, and increases or decreases in value on trading securities, if any, are included in the determination of net income. A quarterly evaluation is performed in order to judge whether declines in value below cost should be considered temporary and when losses are deemed to be other-than-temporary. Several factors are considered in this evaluation process including the severity and duration of the decline in value, the financial condition and near-term outlook for the specific issuer and the Company’s ability to hold the securities. There were no securities in a cumulative loss position for twelve months or longer at September 30, 2008. However, based on the severity of declines in certain securities during the third quarter 2008 and the fact that the Company has no evidence that indicates these securities will regain a value equal to or greater than their cost basis, their declines in value have been determined to be other-than-temporary. As a result of this evaluation, the Company recorded an impairment charge of approximately $3,200,000 in its income statement for the quarter ending September 30, 2008. These declines came primarily from our equity securities in the financial and insurance sectors, which have experienced sever declines recently in their respective stock prices. The cost of securities sold is based on the specific identification method and interest and dividends on securities are included in non-operating income.

As of September 30, 2008, equity securities classified as available-for-sale and equity securities classified as trading had a cost basis of approximately $12,914,000 and $661,000, respectively, and fair market values of approximately $15,493,000 and $311,000, respectively. For the nine months ended September 30, 2008, the Company had net unrealized losses in market value on securities classified as available-for-sale of approximately $444,000, net of deferred income taxes. Also during this period, the Company recognized losses on trading securities of approximately $203,000, net of deferred income taxes. During the quarter ending September 30, 2008, the Company recognized losses on trading securities of approximately $130,000, net of deferred income taxes. As of September 30, 2008, the Company’s marketable securities that are classified as available-for-sale had gross unrealized gains of approximately $3,775,000 and gross unrealized losses of approximately $1,196,000. The Company’s marketable securities that are classified as trading had gross recognized losses of approximately $350,000. As of September 30, 2008, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $1,565,000.

The following table shows the Company’s investments’ approximate gross unrealized losses and fair value at September 30, 2008 and December 31, 2007. These investments consist of equity securities. As of September 30, 2008 and December 31, 2007 there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	September 30, 2008		December 31, 2007
	(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities – Available for sale	$5,330	$1,196	$5,308	$1,541
Equity securities – Trading	311	350	409	31
Totals	$5,641	$1,546	$5,717	$1,572

The market value of the Company’s equity securities are used as collateral against any outstanding margin account borrowings. As of September 30, 2008, the Company had borrowed approximately $10.2 million under its margin account for the purchase of marketable equity securities and as a source of short-term liquidity.

NOTE D:  STOCK BASED COMPENSATION
The Company maintains a stock option plan under which incentive stock options and nonqualified stock options may be granted. On March 2, 2006, the Company’s Board of Director’s adopted, and shareholders later approved, the 2006 Stock Option Plan (the “2006 Plan”). The 2006 Plan replaces the expired 1995 Stock Option Plan which had 263,500 options remaining which were never issued. Under the 2006 Plan 750,000 shares are reserved for the issuance of stock options to directors, officers, key employees and others. The option exercise price under the 2006 Plan is the fair market value of the stock on the date the option is granted. The fair market value is determined by the average of the highest and lowest sales prices for a share of the Company’s common stock, on its primary exchange, on the same date that the option is granted. During 2008, options for 16,000 shares were issued under the 2006 Plan at an option exercise price of $14.98 per share, and at September 30, 2008, 702,000 shares were available for granting future options.

Outstanding incentive stock options at September 30, 2008, must be exercised within six years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at September 30, 2008, must be exercised within five to ten years from the date of grant.

In August 2002, the Company granted performance-based variable stock options for 300,000 shares to certain key executives. The exercise price for these awards was fixed at the grant date and was equal to the fair market value of the stock on that date. On the date of grant, options for 60,000 shares vested immediately and vesting of the options for the remaining 240,000 shares was scheduled to occur on a straight-line basis each year from March 15, 2003 through March 15, 2008 upon meeting performance criteria. In order to meet the performance criteria, net income for each fiscal year must have been at least equal to 1.05 times net income for the preceding fiscal year, unless net income for the preceding fiscal year was zero or negative, in which case net income for the fiscal year must have been at least 90% of net income for the most recent year with positive income. As of September 30, 2008, options for 180,000 shares had vested under this 300,000 share option grant (including those options which immediately vested upon grant) while options for 120,000 shares have been forfeited as the performance criteria were not met for the fiscal years 2003, 2004 and 2007.

At September 30, 2008, the Company had stock-based compensation plans with total unrecognized stock compensation expense of approximately $5,000 which will be amortized on a straight line basis during the remainder of 2008. As a result, the Company expects to recognize approximately $5,000 in additional compensation expense related to options awards during the remainder of 2008. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the third quarter of 2008 and 2007 was approximately $6,000 and $6,000, respectively. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first nine months of 2008 and 2007 was approximately $97,000 and $117,000, respectively. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 during the nine months ending September 30, 2008 but did not have a recognizable impact on diluted or basic earnings per share reported for the third quarter ending September 30, 2008. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 during the nine months ending September 30, 2007 but did not have a recognizable impact on diluted or basic earnings per share reported for the third quarter ending September 30, 2007. The weighted average grant date fair value of options granted during the first nine months of 2008 and 2007 was $4.98 per share and $6.32 per share, respectively.

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

Information related to option activity for the nine months ended September 30, 2008 is as follows:

	Shares Under Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding-beginning of year	248,500	$22.81
Granted	16,000	14.98
Exercised	-	-
Cancelled/forfeited/expired	(10,000)	22.68
Outstanding at September 30, 2008	254,500	$22.32	3.7	$-

Exercisable at September 30, 2008	254,500	$22.32	3.7	$-
___________________________
* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on September 30, 2008, was $10.89.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of September 30, 2008 and the number and weighted average exercise price of options exercisable as of September 30, 2008 are as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$14.98	16,000	4.5	16,000
$16.99	8,000	0.4	8,000
$18.27	10,000	1.4	10,000
$19.88	12,500	4.0	12,500
$22.92	14,000	3.5	14,000
$23.22	180,000	4.0	180,000
$26.73	14,000	2.7	14,000
	254,500	3.7	254,500

During the nine months ended September 30, 2007, the Company received cash from option exercises in the amount of approximately $120,000. There were no option exercises during the nine months ended September 30, 2008. The Company issues new shares upon option exercise.

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
	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$73,280	89.7	$78,355	90.5	$226,765	89.7	$240,798	90.3
Brokerage and Logistics Services revenue	8,412	10.3	8,270	9.5	26,052	10.3	25,917	9.7
Total revenues	$81,692	100.0	$86,625	100.0	$252,817	100.0	$266,715	100.0

NOTE F:  TREASURY STOCK
On June 13, 2008, the Company announced that its Board of Directors had authorized the Company to repurchase up to 300,000 shares of its common stock during the twelve month period following the announcement. During the three months ended September 30, 2008, the Company repurchased 14,900 shares of its common stock at an aggregate cost of approximately $162,000. During the nine months ended September 30, 2008, the Company repurchased 174,300 shares of its common stock at an aggregate cost of approximately $2,414,000. The Company accounts for Treasury stock using the cost method and as of September 30, 2008, 1,704,400 shares were held in the treasury at an aggregate cost of approximately $27,614,000.

NOTE G:  COMPREHENSIVE INCOME
Comprehensive income was comprised of net income plus or minus market value adjustments related to our marketable securities. The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)

Net (loss) income	$(3,181)	$36	$(7,341)	$3,493

Other comprehensive (loss) income:
Reclassification adjustment for unrealized losses on marketable
securities included in net income, net of income taxes	1,968	-	2,310	7
Change in fair value of marketable securities, net of income taxes	(4)	(190)	(2,666)	206
Total comprehensive (loss) income	$(1,217)	$(154)	$(7,697)	$3,706

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

A reconciliation of the basic and diluted income per share computations for the three and nine months ended September 30, 2008 and 2007, respectively, is as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)

Net (loss) income	$(3,181)	$36	$(7,341)	$3,493

Basic weighted average common shares outstanding	9,665	10,265	9,723	10,292

Dilutive effect of common stock equivalents	-	1	-	1

Diluted weighted average common shares outstanding	9,665	10,266	9,723	10,293

Basic (loss) earnings per share	$(0.33)	$0.00	$(0.76)	$0.34

Diluted (loss) earnings per share	$(0.33)	$0.00	$(0.76)	$0.34

Options to purchase 254,500 and 276,500 shares of common stock were outstanding at September 30, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because to do so would have an anti-dilutive effect.

NOTE I:  INCOME TAXES
The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. Upon adoption, and as of September 30, 2008, an adjustment to the Company’s consolidated financial statements for uncertain tax positions was not required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2004 through 2007 remain open to examination in those jurisdictions. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the nine months ended September 30, 2008, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

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

Assets and liabilities measured at fair value on a recurring basis and subject to the disclosure requirements of SFAS No. 157 as of September 30, 2008 are summarized below:
	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable securities	$15,804	$15,804	-	-

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

NOTE K:  NOTES PAYABLE AND LONG-TERM DEBT
During the first nine months of 2008, the Company’s subsidiary, P.A.M. Transport, Inc. entered into installment obligations totaling approximately $37.9 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments ranging from 12 months to 36 months at interest rates ranging from 3.95% to 5.15%. Also, during the second quarter of 2008 one of the Company’s two lines of credit matured and was not renewed by the Company.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. For the three and nine month periods ended September 30, 2008, truckload services revenues, excluding fuel surcharges, represented 89.7% of total revenues, excluding fuel surcharges, with remaining revenues, excluding fuel surcharges, being generated from brokerage and logistics services. For the three and nine month periods ended September 30, 2007, truckload services revenues, excluding fuel surcharges, represented 90.5% and 90.3% of total revenues, excluding fuel surcharges, with remaining revenues, excluding fuel surcharges, being generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three and nine months ending September 30, 2008, approximately $24.3 million and $69.9 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the three and nine months ending September 30, 2007 approximately $14.5 million and $40.0 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES
The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	41.4	42.2	42.1	41.4
Fuel expense, net of fuel surcharge	20.0	18.1	22.0	17.8
Rent and purchased transportation	3.5	2.6	3.1	2.4
Depreciation	12.7	12.9	12.2	12.3
Operating supplies and expenses	10.2	10.2	10.1	9.7
Operating taxes and license	5.4	5.4	5.5	5.5
Insurance and claims	5.2	5.2	5.5	5.5
Communications and utilities	0.9	1.0	0.9	0.9
Other	1.5	2.0	1.5	1.9
Loss on sale or disposal of property	1.0	(0.1)	0.4	0.0
Total operating expenses	101.8	99.5	103.3	97.4
Operating (loss) income	(1.8)	0.5	(3.3)	2.6
Non-operating income (expense)	(4.6)	0.3	(1.6)	0.3
Interest expense	(0.8)	(0.8)	(0.7)	(0.7)
Income (loss) before income taxes	(7.2)	0.0	(5.6)	2.2

THREE MONTHS ENDED SEPTEMBER 30, 2008 VS. THREE MONTHS ENDED SEPTEMBER 30, 2007

For the quarter ended September 30, 2008, truckload services revenue, before fuel surcharges, decreased 6.5% to $73.3 million as compared to $78.4 million for the quarter ended September 30, 2007. The decrease relates primarily to a decrease in the number of trucks utilized during the third quarter of 2008 as compared to the third quarter of 2007 and to a decrease in equipment utilization for the periods compared. During the third quarter of 2008 the number of trucks utilized decreased to an average count of 1,971 compared to 2,097 during the third quarter of 2007 as the Company reduced its fleet size in response to current freight demand. Based on unit averages, the reduction in fleet size contributed approximately $4.7 million to the decrease in revenue for the periods compared. During the third quarter of 2008, the Company also experienced a decrease in the average number of miles traveled per unit each work day from 493 miles during the third quarter of 2007 to 460 miles during the third quarter of 2008 and based on unit averages, the decrease in the miles traveled per work day contributed approximately $5.2 million to the decrease in revenue for the periods compared. Partially offsetting these decreases in revenue was an increase in the average rate charged per total mile of $0.06 during the third quarter of 2008 as compared to the average rate charged during the third quarter of 2007.

Salaries, wages and benefits decreased from 42.2% of revenues, before fuel surcharges, in the third quarter of 2007 to 41.4% of revenue, before fuel charges, in the third quarter of 2008 and represented a decrease from $33.1 million during the third quarter of 2007 to $30.4 million during the third quarter of 2008. The decrease relates primarily to a decrease in driver compensated miles as the number of miles traveled decreased from 61.0 million miles during the third quarter of 2007 to 54.3 million miles during the third quarter of 2008. Also contributing to the decrease was a decrease in amounts paid for driver lease expense, which is a component of salaries, wages and benefits, as the average number of owner operators under contract decreased from 61 during the third quarter of 2007 to 40 during the third quarter of 2008.

Fuel expense, net of fuel surcharge, increased from 18.1% of revenues, before fuel surcharges, during the third quarter of 2007 to 20.0% of revenues, before fuel surcharges, during the third quarter of 2008 and represented an increase from $14.2 million during the third quarter of 2007 to $14.6 million during the third quarter of 2008. The increase was related to an increase in the average price paid per gallon of diesel fuel from $2.77 during the third quarter of 2007 to $4.03 during the third quarter of 2008. Partially offsetting the increase related to the increase in average price paid per gallon of diesel fuel was an increase in amounts collected from customers in the form of fuel surcharges from an average of $1.27 per gallon during the third quarter of 2007 to $2.36 during the third quarter of 2008. Fuel surcharge collections vary from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of declining fuel prices.

Rent and purchased transportation increased from 2.6% of revenues, before fuel surcharges, during the third quarter of 2007 to 3.5% of revenues, before fuel surcharges, during the third quarter of 2008. The increase relates to an increase in amounts paid to third party transportation companies for intermodal services.

Depreciation decreased from 12.9% of revenues, before fuel surcharges, during the third quarter of 2007 to 12.7% of revenues, before fuel surcharges, during the third quarter of 2008 and represented a decrease from $10.1 million during the third quarter of 2007 to $9.3 million during the third quarter of 2008. The decrease was related to a decrease in the number of company-owned trucks being depreciated as part of the Company’s fleet size reduction strategy in response to weak demand in the truckload freight market.

Other expenses decreased from 2.0% of revenues, before fuel surcharges, during the third quarter of 2007 to 1.5% of revenues, before fuel surcharges, during the third quarter of 2008. The decrease relates primarily to a decrease in various expenses such as advertising, miscellaneous operating supplies, and rents.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 99.5% for the third quarter 2007 to 101.8% for the third quarter of 2008.

Non-operating income and expenses increased from income of 0.3% of revenues, before fuel surcharges, during the third quarter of 2007 to expense of 4.6% of revenues, before fuel surcharges, during the third quarter of 2008. During the third quarter of 2008, certain of the Company’s investments in marketable equity securities were determined by management to be other-than-temporarily impaired and were therefore written down to fair market value. The amount of the write-down approximated $3.2 million and was determined based on the difference between recorded cost and quoted market prices at the end of the period.

NINE MONTHS ENDED SEPTEMBER 30, 2008 VS. NINE MONTHS ENDED SEPTEMBER 30, 2007

For the nine months ended September 30, 2008, truckload services revenue, before fuel surcharges, decreased 5.8% to $226.8 million as compared to $240.8 million for the nine months ended September 30, 2007. The decrease relates primarily to a decrease in the number of trucks utilized during the first nine months of 2008 as compared to the first nine months of 2007 and to a decrease in equipment utilization for the periods compared. During the first nine months of 2008 the number of trucks utilized decreased to an average count of 2,019 compared to 2,093 during the first nine months of 2007 as the Company has reduced its fleet size in response to current freight demand. Based on unit averages, the reduction in fleet size contributed approximately $8.6 million to the decrease in revenue for the periods compared. During the first nine months of 2008, the Company also experienced a decrease in the average number of miles traveled per unit each work day from 479 miles during the first nine months of 2007 to 458 miles during the first nine months of 2008 and based on unit averages, the decrease in the miles traveled per work day contributed approximately $10.4 million to the decrease in revenue for the periods compared. Partially offsetting these decreases in revenue was an increase in the average rate charged per total mile and an increase in the number of revenue days during the first nine months of 2008 as compared to the first nine months of 2007. During the first nine months of 2008, the average rate charged to customers per total mile increased by $0.01 as compared to average rate charged during the first nine months of 2007.  Revenue days, which typically represent weekdays (excluding major holidays), increased from 186 days during the first nine months of 2007 to 188 days during the first nine months of 2008, and based on average truckload services revenue of $1.3 million per revenue day, helped offset the decrease in revenue between the periods compared by approximately $2.6 million.

Salaries, wages and benefits increased from 41.4% of revenues, before fuel surcharges, during the first nine months of 2007 to 42.1% of revenues, before fuel surcharges, during the first nine months of 2008, however, based on a dollar comparison, salaries, wages and benefits decreased from $99.7 million during the first nine months of 2007 to $95.4 million during the first nine months of 2008 as the number of driver compensated miles decreased from 186.5 million miles during the first nine months of 2007 to 174.0 million miles during the first nine months of 2008. The increase, as a percentage of revenues, resulted primarily from an increase in amounts expensed for employee workers’ compensation benefits for the periods compared and the fixed cost characteristics of wages which do not fluctuate with changes in revenue, such as general and administrative, maintenance, and operations wages.

Fuel expense, net of fuel surcharge, increased from 17.8% of revenues, before fuel surcharges, during the first nine months of 2007 to 22.0% of revenues, before fuel surcharges, during the first nine months of 2008 and represented an increase from $42.7 million during the first nine months of 2007 to $49.8 million during the first nine months of 2008. The increase was related to an increase in the average price paid per gallon of diesel fuel from $2.61 during the first nine months of 2007 to an average cost of $3.86 during the first nine months of 2008. Partially offsetting the increase related to the increase in average price paid per gallon of diesel fuel was an increase in amounts collected from customers in the form of fuel surcharges from an average of $1.13 per gallon during the first nine months of 2007 to $2.11 during the first nine months of 2008. Fuel surcharge collections vary from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of declining fuel prices.

Rent and purchased transportation increased from 2.4% of revenues, before fuel surcharges, during the first nine months of 2007 to 3.1% of revenues, before fuel surcharges, during the first nine months of 2008. The increase relates to an increase in amounts paid to third party transportation companies for intermodal services.

Depreciation decreased from 12.3% of revenues, before fuel surcharges, during the first nine months of 2007 to 12.2% of revenues, before fuel surcharges, during the first nine months of 2008 and represented a decrease from $29.6 million during the first nine months of 2007 to $27.6 million during the first nine months of 2008. The decrease was related to a decrease in the number of company-owned trucks being depreciated as part of the Company’s fleet size reduction strategy in response to weak demand in the truckload freight market.

Operating supplies and expenses increased from 9.7% of revenues, before fuel surcharges, during the first nine months of 2007 to 10.1% of revenues, before fuel surcharges, during the first nine months of 2008. The increase relates primarily to an increase in amounts paid for tolls, new tire amortization, and miscellaneous operations expense. The increase was partially offset by a decrease in amounts paid for truck repairs and maintenance as the Company had an average of 63 fewer company-owned trucks in-service during the first nine months of 2008 as compared to trucks in-service during the first nine months of 2007.

Other expenses decreased from 1.9% of revenues, before fuel surcharges, during the first nine months of 2007 to 1.5% of revenues, before fuel surcharges, during the first nine months of 2008. The decrease relates primarily to a decrease in various expenses such as advertising, miscellaneous operating supplies, and rents.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 97.4% for the first nine months 2007 to 103.3% for the first nine months of 2008.

Non-operating income and expenses increased from income of 0.3% of revenues, before fuel surcharges, during the first nine months of 2007 to expense of 1.6% of revenues, before fuel surcharges, during the first nine months of 2008. During the first nine months of 2008, certain of the Company’s investments in marketable equity securities were determined by management to be other-than-temporarily impaired and were therefore written down to fair market value. The amount of the year-to-date write-downs approximated $3.8 million and was determined based on the difference between recorded cost and quoted market prices at the end of the period.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	6.6	6.3	6.1	6.1
Fuel expense, net of fuel surcharge	0.0	0.0	0.0	0.0
Rent and purchased transportation	91.3	89.9	89.7	88.7
Depreciation	0.0	0.0	0.0	0.0
Operating supplies and expenses	0.0	0.0	0.0	0.0
Operating taxes and license	0.0	0.0	0.0	0.0
Insurance and claims	0.1	0.1	0.1	0.1
Communications and utilities	0.2	0.3	0.3	0.3
Other	1.2	2.1	1.0	2.1
Loss on sale or disposal of property	0.0	0.0	0.0	0.0
Total operating expenses	99.4	98.7	97.2	97.3
Operating (loss) income	0.6	1.3	2.8	2.7
Non-operating income (expense)	0.0	0.0	0.0	0.0
Interest expense	(0.2)	(0.4)	(0.2)	(0.4)
Income (loss) before income taxes	0.4	0.9	2.6	2.3

THREE MONTHS ENDED SEPTEMBER 30, 2008 VS. THREE MONTHS ENDED SEPTEMBER 30, 2007

For the quarter ended September 30, 2008, logistics and brokerage services revenue, before fuel surcharges, increased 1.7% to $8.4 million as compared to $8.3 million for the quarter ended September 30, 2007. The increase was the result of a 1.7% increase in the number of loads brokered during the third quarter of 2008 as compared to the third quarter of 2007.

Rent and purchased transportation increased from 89.9% of revenues, before fuel surcharges, during the third quarter of 2007 to 91.3% of revenues, before fuel surcharges during the third quarter of 2008. The increase relates to an increase in amounts charged by third party logistics and brokerage service providers.

Other expenses decreased from 2.1% of revenues, before fuel surcharges, during the third quarter of 2007 to 1.2% of revenues, before fuel surcharges during the third quarter of 2008. The decrease relates to a decrease in non-compete amortization expense as the non-compete agreement with the former owner of East Coast Transport, LLC expired in January 2008.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 98.7% for the third quarter of 2007 to 99.4% for the third quarter of 2008.

NINE MONTHS ENDED SEPTEMBER 30, 2008 VS. NINE MONTHS ENDED SEPTEMBER 30, 2007

For the nine months ended September 30, 2008, logistics and brokerage services revenue, before fuel surcharges, increased 0.5% to $26.1 million as compared to $25.9 million for the nine months ended September 30, 2007. The increase was the result of a slight increase in the revenue generated per load during the first nine months of 2008 as compared to the first nine months of 2007.

Rent and purchased transportation increased from 88.7% of revenues, before fuel surcharges, during the first nine months of 2007 to 89.7% of revenues, before fuel surcharges during the first nine months of 2008. The increase relates to an increase in amounts charged by third party logistics and brokerage service providers.

Other expenses decreased from 2.1% of revenues, before fuel surcharges, during the first nine months of 2007 to 1.0% of revenues, before fuel surcharges during the first nine months of 2008. The decrease relates to a decrease in non-compete amortization expense as the non-compete agreement with the former owner of East Coast Transport, LLC expired in January 2008.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 97.3% for the first nine months of 2007 to 97.2% for the first nine months of 2008.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED SEPTEMBER 30, 2008 VS. THREE MONTHS ENDED SEPTEMBER 30, 2007

The combined net loss for all divisions was $3.2 million, or 3.9% of revenues, before fuel surcharge for the third quarter of 2008 as compared to combined net income of $36,000 for the third quarter of 2007. The decrease in income resulted in a decrease in diluted earnings per share from $0.00 for the third quarter of 2007 to a diluted loss per share of $0.33 for the third quarter of 2008.

NINE MONTHS ENDED SEPTEMBER 30, 2008 VS. NINE MONTHS ENDED SEPTEMBER 30, 2007

The combined net loss for all divisions was $7.3 million, or 2.9% of revenues, before fuel surcharge for the first nine months of 2008 as compared to combined net income of $3.5 million or 1.3% of revenues, before fuel surcharge for the first nine months of 2007. The decrease in income resulted in a decrease in diluted earnings per share from $0.34 for the first nine months of 2007 to a diluted loss per share of $0.76 for the first nine months of 2007.

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

During the first nine months of 2008, we generated $18.9 million in cash from operating activities. Investing activities used $34.6 million in cash in the first nine months of 2008. Financing activities provided $27.5 million in cash in the first nine months of 2008.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing lines of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations, to finance capital expenditures and repay long-term debt. During the first nine months of 2008, we utilized cash on hand, installment notes, and our lines of credit to finance revenue equipment purchases of approximately $38.1 million.

Occasionally we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 12 to 48 months. During the first nine months of 2008, the Company’s subsidiary, P.A.M. Transport, Inc. entered into installment obligations totaling approximately $37.9 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments ranging from 12 months to 36 months at interest rates ranging from 3.95% to 5.15%.

During the remainder of the year, we expect to purchase approximately 140 new trucks and approximately 180 trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $14.0 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

During the first nine months of 2008 we maintained two $30.0 million revolving lines of credit (Line A and Line B, respectively) with separate financial institutions. Amounts outstanding under Line A bear interest at LIBOR (determined as of the first day of each month) plus 1.25% (3.74% at September 30, 2008), are secured by our accounts receivable and mature on May 31, 2009, however the Company has the intent and ability to extend the terms of this line of credit for an additional one year period until May 31, 2010. At September 30, 2008 outstanding advances on line A were approximately $29.5 million, including $1.9 million in letters of credit, with availability to borrow $0.5 million. Amounts outstanding under Line B were paid in full on the maturity date of June 30, 2008. Line B was not renewed by the Company.

Trade accounts receivable at September 30, 2008 increased approximately $5.5 million as compared to December 31, 2007. Certain of the Company's largest customers regularly schedule plant shutdowns for various periods during December and the volume of freight we ship is reduced during such scheduled shutdowns. This reduction in freight volume results in a reduction in accounts receivable at the end of each year. The remaining increase relates to a general increase in revenue, which flows through the accounts receivable account, during the month of September 2008 as compared to the revenues generated during the month of December 2007.

Accounts receivable-other at September 30, 2008 decreased approximately $2.3 million as compared to December 31, 2007. The decrease relates primarily to a decrease in amounts receivable from the Company’s third-party qualified intermediary. During 2007, the Company contracted with a third-party qualified intermediary in order to implement a like-kind exchange tax program. Under the program, dispositions of eligible trucks or trailers and acquisitions of replacement trucks or trailers are made in a form whereby any associated tax gains related to the disposal are deferred. To qualify for like-kind exchange treatment, we exchange, through our qualified intermediary, eligible trucks or trailers being disposed with trucks or trailers being acquired. Amounts held by the Company’s third-party qualified intermediary are dependant on the timing and extent of the Company’s revenue equipment sales and/or purchase activities which can fluctuate significantly from period-to-period.

Prepaid expenses and deposits at September 30, 2008 decreased approximately $5.2 million as compared to December 31, 2007. The primary reason for the decrease relates to the amortization of prepaid tractor and trailer license fees and auto liability insurance premiums. In December 2007 approximately $3.0 million of the 2008 license fees and approximately $3.0 million of the 2008 auto liability insurance premiums were paid in advance. These prepaid expenses will continue to be amortized to expense throughout the remainder of the year.

Marketable equity securities at September 30, 2008 decreased approximately $1.5 million as compared to December 31, 2007. During the nine months ended September 30, 2008, the Company purchased approximately $4.1 million of equity securities while selling equity securities with a cost basis of approximately $718,000. The remaining increase or decrease was attributable to changes in the market value of the investments, net of other-than-temporary write-downs of approximately $3.8 million These securities, combined with equity securities purchased in prior periods, have a combined cost basis of approximately $13.6 million and a combined fair market value of approximately $15.8 million. The Company has developed a strategy to invest in securities from which it expects to receive dividends that qualify for favorable tax treatment, as well as, appreciate in value. During the first nine months of 2008 the Company had net unrealized pre-tax losses of approximately $766,000 and received dividends of approximately $615,000. The holding term of these securities depends largely on the general economic environment, the equity markets, borrowing rates and the Company's cash requirements.

Revenue equipment, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units, increased approximately $25.1 million as compared to December 31, 2007. This increase relates primarily to the purchase of new trucks to replace older trucks which have not yet been retired or are otherwise in the process of being traded or sold. Also contributing to the increase, was the purchase of new trailers as the Company intends to increase its trailer fleet in order to reduce third-party trailer rental expense.

Accrued expenses and other liabilities at September 30, 2008 increased approximately $11.5 million as compared to December 31, 2007. The increase is primarily related to $10.2 million of margin account borrowings secured by the Company’s investments in marketable equity securities. The remaining increase is primarily attributable to an increase in amounts accrued at the end of the period for employee wages and benefits which can vary significantly throughout the year depending on many factors, including the timing of the actual date employees are paid in relation to the last day of the reporting period.

Current maturities of long-term debt at September 30, 2008 increased approximately $14.2 million as compared to December 31, 2007. The increase is primarily related to monthly payments due within the next twelve months resulting from installment note borrowings of approximately $37.9 million during 2008.

Long-term debt at September 30, 2008 increased approximately $5.5 million as compared to December 31, 2007. The increase is primarily related to non-current portion of the installment note borrowings of approximately $37.9 million during 2008. Partially offsetting the increase related to installment note obligations was a decrease in amounts payable on the Company’s lines of credit as of September 30, 2008 when compared to amounts payable as of December 31, 2007.

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

Equity Price Risk
We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities decreased to $15.8 million at September 30, 2008 from $17.3 million at December 31, 2007. The decrease during the first nine months of 2008 reflects additional purchases of approximately $4.1 million, sales of approximately $720,000, and a decrease in the fair market value of approximately $4.9 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.6 million. For additional information with respect to the marketable equity securities, see Note C to our condensed consolidated financial statements.

Interest Rate Risk
Our line of credit bears interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are effected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $30.0 million of variable rate debt was outstanding; a hypothetical 100 basis point increase in LIBOR for a one year period would result in approximately $300,000 of additional interest expense.

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

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's management evaluated, with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. Based upon that evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2008 so that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls over financial reporting. There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 13, 2008, the Company announced that its Board of Directors had authorized the Company to repurchase up to 300,000 shares of its common stock during the twelve month period following the announcement. The following table summarizes the Company’s common stock repurchases during the third quarter of 2008 made pursuant to this authorization. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser”.

Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Period
July 1-31, 2008	14,900	$10.8200	14,900	254,200
August 1-31, 2008	-	-	-	254,200
September 1-30, 2008	-	-	-	254,200
Total	14,900	$10.8200	14,900	254,200

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-K:
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 11, 2007.)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: October 28, 2008	By: /s/ Robert W. Weaver
Robert W. Weaver
President and Chief Executive Officer
(principal executive officer)

Dated: October 28, 2008	By: /s/ Larry J. Goddard
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