Form 10-K
period 2008-12-31
PAM TRANSPORTATION SERVICES INC
filed 2009-03-13
CIK 798287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________to________

Commission File No. 0-15057

P.A.M. TRANSPORTATION SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	71-0633135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

297 West Henri De Tonti Blvd, Tontitown, Arkansas 72770
(Address of principal executive offices) (Zip Code)

(479) 361-9111
Registrant's telephone number, including area code

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NASDAQ Global Market

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐	No ☑

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant computed by reference to the average of the closing bid and asked prices of the common stock as of the last business day of the registrant's most recently completed second quarter was $46,796,134. Solely for the purposes of this response, executive officers, directors and beneficial owners of more than five percent of the registrant’s common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant’s common stock, as of March 5, 2009: 9,409,607 shares of $.01 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held in May 2009 are incorporated by reference in answer to Part III of this report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in Part I, Item 1. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2008.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“this Report”) contains forward-looking statements, including statements about our operating and growth strategies, our expected financial position and operating results, industry trends, our capital expenditure and financing plans and similar matters. Such forward-looking statements are found throughout this Report, including under Item 1, Business, Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk. In those and other portions of this Report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “project” and similar expressions, as they relate to us, our management, and our industry are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions about P.A.M. that may cause actual results to differ from these forward-looking statements are described under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.”

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

P.A.M. TRANSPORTATION SERVICES, INC.
FORM 10-K
For the fiscal year ended December 31, 2008

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

P.A.M. Transportation Services, Inc. is a holding company incorporated under the laws of the State of Delaware in June 1986 which conducts operations through the following wholly owned subsidiaries: P.A.M. Transport, Inc., T.T.X., Inc., P.A.M. Dedicated Services, Inc., P.A.M. Logistics Services, Inc., Choctaw Express, Inc., Choctaw Brokerage, Inc., Transcend Logistics, Inc., Allen Freight Services, Inc., Decker Transport Co., Inc., East Coast Transport and Logistics, LLC, S & L Logistics, Inc., P.A.M. International, Inc. and P.A.M. Canada, Inc. Our operating authorities are held by P.A.M. Transport, Inc., P.A.M. Dedicated Services, Inc., Choctaw Express, Inc., Choctaw Brokerage, Inc., Allen Freight Services, Inc., T.T.X., Inc., Decker Transport Co., Inc., and East Coast Transport and Logistics, LLC.

We are headquartered and maintain our primary terminal and maintenance facilities and our corporate and administrative offices in Tontitown, Arkansas, which is located in northwest Arkansas, a major center for the trucking industry and where the support services (including warranty repair services) for most major truck and trailer equipment manufacturers are readily available.

Segment Financial Information

The Company's operations are all in the motor carrier segment and are aggregated into a single operating segment in accordance with the aggregation criteria presented in Statement of Financial Accounting Standards No. 131.

Operations

Our operations can generally be classified into truckload services or brokerage and logistics services. Truckload services include those transportation services in which we utilize company owned trucks or owner-operator owned trucks for the pickup and delivery of freight. The brokerage and logistics services consists of services such as transportation scheduling, routing, mode selection, transloading and other value added services related to the transportation of freight which may or may not involve the use of company owned or owner-operator owned equipment. Both our truckload operations and our brokerage and logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. Truckload services operating revenues, before fuel surcharges represented 89.6%, 90.4%, and 87.8% of total operating revenues for the years ended December 31, 2008, 2007, and 2006, respectively. The remaining operating revenues, before fuel surcharge for the same periods were generated by brokerage and logistics services, representing 10.4%, 9.6%, and 12.2%, respectively. Approximately 99% of the Company's revenues are generated by operations conducted in the United States and all of the Company's assets are located or based in the United States.

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

Employing Stringent Cost Controls. Throughout our organization, emphasis is placed on gaining efficiency in our processes with the primary goals of decreasing costs and improving customer satisfaction. Maintaining a high level of efficiency and prioritizing our focus on improvements allows us to minimize the number of non-driving personnel we employ and positively influence other overhead costs. Expenses are intensely scrutinized for opportunities for elimination, reduction or to further leverage our purchasing power to achieve more favorable pricing.

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

Industry

According to the American Trucking Association’s “American Trucking Trends 2007-2008” report, the trucking industry transported approximately 70% of the total volume of freight transported in the United States during 2006, which equates to an all-time high carrying load of 10.7 billion tons, and $645.6 billion in revenue, representing 83.8% of the nation’s freight bill. The truckload industry is highly fragmented and is impacted by several economic and business factors, many of which are beyond the control of individual carriers. The state of the economy, coupled with equipment capacity levels, can impact freight rates. Volatility of various operating expenses, such as fuel and insurance, make the predictability of profit levels uncertain. Availability, attraction, retention and compensation for drivers also affect operating costs, as well as equipment utilization. In addition, the capital requirements for equipment, coupled with potential uncertainty of used equipment values, impact the ability of many carriers to expand their operations. The current operating environment is characterized by the following:

·	Price increases by truck and trailer equipment manufacturers, volatile fuel costs, and intense competition for freight.

·	In recent years, many less profitable or undercapitalized carriers have been forced to consolidate or to exit the industry.

Competition

The trucking industry is highly competitive and includes thousands of carriers, none of which dominates the market in which the Company operates. The Company's market share is less than 1% and we compete primarily with other irregular route medium- to long-haul truckload carriers, with private carriage conducted by our existing and potential customers, and, to a lesser extent, with the railroads. Increased competition has resulted from deregulation of the trucking industry. We compete on the basis of quality of service and delivery performance, as well as price. Many of the other irregular route long-haul truckload carriers have substantially greater financial resources, own more equipment or carry a larger total volume of freight as compared to the Company.

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

Our marketing efforts are conducted by a sales staff of 10 employees who are located in our major markets and supervised from our headquarters. These individuals work to improve profitability by maintaining an even flow of freight traffic (taking into account the balance between originations and destinations in a given geographical area) and high utilization, and minimizing movement of empty equipment.

Our five largest customers, for which we provide carrier services covering a number of geographic locations, accounted for approximately 49%, 56% and 59% of our total revenues in 2008, 2007 and 2006, respectively. General Motors Corporation accounted for approximately 31%, 38% and 41% of our revenues in 2008, 2007 and 2006, respectively.

We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. Approximately 40%, 49% and 52% of our revenues were derived from transportation services provided to the automobile industry during 2008, 2007 and 2006, respectively.

Revenue Equipment

At December 31, 2008, we operated a fleet of 1,839 trucks and 4,809 trailers. We operate late-model, well-maintained premium trucks to help attract and retain drivers, promote safe operations, minimize maintenance and repair costs, and improve customer service by minimizing service interruptions caused by breakdowns. We evaluate our equipment purchasing decisions based on factors such as initial cost, useful life, warranty terms, expected maintenance costs, fuel economy, driver comfort, customer needs, manufacturer support, and resale value. Our current policy is to replace most of our trucks at 500,000 miles, which normally occurs 30 to 48 months after purchase.

We have historically contracted with owner-operators to provide transportation services for a small portion of our business. Owner-operators provide their own trucks and are contractually responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes, among other things. They are also responsible for maintaining compliance with the Federal Motor Carrier Administration regulations. We believe that utilizing owner-operators complements our recruiting efforts and offers greater flexibility in responding to fluctuations in customer demand. At December 31, 2008, the Company had 33 owner-operators under contract.

During 1999, the U.S. Environmental Protection Agency (“EPA”) proposed a three-phase strategy to reduce engine emissions from heavy-duty vehicles through a combination of advanced emissions control technologies and diesel fuel with a reduced sulfur content. Each phase and its effect on the Company’s operations, if known, are described below.

The first phase (Phase I) mandated new engine emission standards for all model year 2004 heavy-duty trucks; however, through agreements with heavy-duty diesel engine manufacturers, the effective date was accelerated to October 1, 2002. Therefore, effective October 1, 2002, all newly manufactured truck engines had to comply with the new engine emission standards. All truck engines manufactured prior to October 1, 2002 were not subject to these new standards. As of December 31, 2008, the majority of our Company-owned truck fleet consisted of trucks with engines that comply with these emission standards. The Company has experienced a reduction in fuel efficiency and increased depreciation expense due to the higher cost of trucks with these new engines.

In the second phase (Phase II), effective January 1, 2007, the EPA mandated a new set of more stringent emission standards for vehicles powered by diesel fuel engines manufactured in 2007 through 2009. These new engines have been designed for and require the use of a more costly type of fuel known as ultra-low-sulfur-diesel (“ULSD”) which, according to EPA estimates, cost from $0.04 to $0.05 more per gallon due to increased refining costs. The EPA also mandated that refiners and importers nationwide must ensure that at least 80% of the volume of the highway diesel fuel they produce or import is ULSD-compliant by June 1, 2006. However, the EPA does not require service stations and truck stops to sell ULSD fuel. Therefore, it is possible that ULSD fuel might not be available in a particular area in which the Company operates. A majority of the Company’s current truck fleet can be fueled with either ULSD or low-sulfur diesel (“LSD”), but additional future purchases of trucks which contain 2007 or later diesel engines will require the use of ULSD fuel which may result in lower fuel economy as the process that removes sulfur can also reduce the energy content of the fuel. As of December 31, 2008, 640 trucks in our Company-owned truck fleet consisted of trucks with engines that comply with the Phase II emission standards and require the use of ULSD. During 2009, the Company expects to take delivery of 38 new trucks, all of which will contain engines compliant with the Phase II emission standards requiring the use of ULSD. As compared to our current Company-owned truck fleet which contain primarily Phase I diesel engines, trucks powered by the Phase II compliant diesel engines have a higher purchase price and as a result, we expect that our depreciation expense will increase as we continue to replace older trucks with trucks powered by the Phase II diesel engines. We also expect that these Phase II diesel engines will result in higher maintenance costs. To the extent we are unable to offset these anticipated increased costs with rate increases charged to customers or offsetting cost savings in other areas, our results of operations would be adversely affected.

During the third phase (Phase III), effective in 2010, final emission standards become effective and LSD fuel will no longer be available for highway use. The EPA requires that by June 1, 2010 all diesel fuel imported or produced must be ULSD-compliant as it phases out LSD fuel availability by December 1, 2010 when all highway diesel fuel must be ULSD fuel. We are unable at this time to determine the increase in acquisition and operating costs of trucks powered by the Phase III compliant engines, but we expect that the engines produced under the final standards will be less fuel-efficient and have higher acquisition and maintenance costs than either the Phase I or Phase II compliant engines.

Technology

We have installed Qualcomm Omnitracs™ display units in all of our trucks. The Omnitracs system is a satellite-based global positioning and communications system that allows fleet managers to communicate directly with drivers. Drivers can provide location status and updates directly to our computer system which increases productivity and convenience. The Omnitracs system provides us with accurate estimated time of arrival information, which optimizes load selection and service levels to our customers. In order to optimize our truck-to-trailer ratio, we have also installed Qualcomm TrailerTracs™ tracking units in all of our trailers. The TrailerTracs system is a trailer tracking product that enables us to more efficiently track the location of trailers in our inventory.

Our computer system manages the information provided by the Qualcomm devices to provide us with real-time information regarding the location, status and load assignment of all of our equipment, which permits us to better meet delivery schedules, respond to customer inquiries and match equipment with the next available load. Our system also provides real-time information electronically to our customers regarding the status of freight shipments and anticipated arrival times. This system provides our customers flexibility and convenience by extending supply chain visibility through electronic data interchange, the Internet and e-mail.

Maintenance

We have a strictly enforced comprehensive preventive maintenance program for our trucks and trailers. Inspections and various levels of preventive maintenance are performed at set mileage intervals on both trucks and trailers. A maintenance and safety inspection is performed on all vehicles each time they return to a terminal.

Our trucks carry full warranty coverage for at least three years or 350,000 miles. Extended warranties are negotiated with the truck manufacturer and manufacturers of major components, such as engine, transmission and differential manufacturers, for up to four years or 500,000 miles. Our trailers carry full warranties by the manufacturer and major component manufacturers for up to five years.

Employees

At December 31, 2008, we employed 2,931 persons, of whom 2,493 were drivers, 151 were maintenance personnel, 156 were employed in operations, 12 were employed in marketing, 61 were employed in safety and personnel, and 58 were employed in general administration and accounting. None of our employees are represented by a collective bargaining unit and we believe that our employee relations are good.

Drivers

At December 31, 2008, we utilized 2,493 company drivers in our operations. We also had 33 owner-operators under contract compensated on a per mile basis. Our drivers are compensated on the basis of miles driven, loading and unloading, extra stops and layovers in transit. Drivers can earn bonuses by recruiting other qualified drivers who become employed by us and both cash and non-cash prizes are awarded for consecutive periods of safe, accident-free driving. All of our drivers are recruited, screened, drug tested and trained and are subject to the control and supervision of our operations and safety departments. Our driver training program stresses the importance of safety and reliable, on-time delivery. Drivers are required to report to their driver managers daily and at the earliest possible moment when any condition en route occurs that might delay their scheduled delivery time.

In addition to strict application screening and drug testing, before being permitted to operate a vehicle our drivers must undergo classroom instruction on our policies and procedures, safety techniques as taught by the Smith System of Defensive Driving, and the proper operation of equipment, and must pass both written and road tests. Instruction in defensive driving and safety techniques continues after hiring, with seminars at several of our terminals. At December 31, 2008, we employed 61 persons on a full-time basis in our driver recruiting, training and safety instruction programs.

Historically, intense competition in the trucking industry for qualified drivers has resulted in additional expense to recruit and retain an adequate supply of drivers, and has had a negative impact on the industry. In prior years, our operations have also been impacted and from time to time we have experienced under-utilization and increased expenses due to a shortage of qualified drivers. During 2008, the general economic downturn reduced the trucking industry’s demand for drivers and we did not experience decreases in utilization resulting from a driver shortage. However, we continue to place a high priority on the recruitment and retention of an adequate supply of qualified drivers.

Executive Officers of the Registrant

Our executive officers are as follows:
Name	Age	Position	Years of service
Robert W. Weaver	59	President and Chief Executive Officer	26
W. Clif Lawson	55	Executive Vice President and Chief Operating Officer	24
Larry J. Goddard	50	Vice President - Finance, Chief Financial Officer, Secretary and Treasurer	21

Each of our executive officers has held his present position with the Company for at least the last five years. The Company has entered into an employment agreement with Robert W. Weaver that expires on July 10, 2009. The Company has the option to extend the employment agreement for two consecutive years following the July 10, 2009 expiration date for an additional one year at a time. The Company has also entered into employment agreements with both W. Clif Lawson and Larry J. Goddard each of which expire on June 1, 2010. The Company has the option to extend these employment agreements for one additional year following the June 1, 2010 expiration date.

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

Regulation

We are a common and contract motor carrier regulated by various federal and state agencies. We are subject to safety requirements prescribed by the U.S. Department of Transportation (“DOT”). Such matters as weight and dimension of equipment are also subject to federal and state regulations. All of our drivers are required to obtain national driver’s licenses pursuant to the regulations promulgated by the DOT. Also, DOT regulations impose mandatory drug and alcohol testing of our drivers. We believe that we are in compliance in all material respects with applicable regulatory requirements relating to our trucking business and operate with a “satisfactory” rating (the highest of three grading categories) from the DOT.

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

The 2005 rule was later challenged in court on several grounds and in July 2007 the Court vacated the 11-hour driving time and 34-hour restart provisions, stating that the FMCSA methodologies, used in the studies regarding how the 2003 rules affected driver health, were not disclosed in time for public comment and that the explanation for some of its critical elements were not provided. In an order filed on September 28, 2007, the Court granted a 90-day stay of the mandate and directed that issuance of the mandate be withheld until December 27, 2007. In an effort to prevent disruption to enforcement and compliance with HOS rules when the stay expires, as well as possible effects on timely delivery of essential goods and services, the FMCSA issued an interim final rule (“IFR”) effective December 27, 2007 which allows commercial motor vehicle drivers up to 11 hours of driving time within a 14-hour, non-extendable window from the start of the workday, following 10 consecutive hours off duty (11-hour limit). This IFR also allows motor carriers and drivers to restart calculations of the weekly on-duty time limits after the driver has at least 34 consecutive hours off duty (34-hour restart provision). During November 2008, the FMCSA announced its final HOS rule and the rule remains unchanged from the previous IFR. This final rule became effective on January 19, 2009.

In general, more restrictive sleeper berth provisions may impact multiple-stop shipments and those shipments incurring delays in loading or unloading. Improper planning on such shipments could result in delivery delays and equipment utilization inefficiencies.

Our motor carrier operations are also subject to environmental laws and regulations, including laws and regulations dealing with underground fuel storage tanks, the transportation of hazardous materials and other environmental matters, and our operations involve certain inherent environmental risks. We maintain three bulk fuel storage and fuel islands. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We have instituted programs to monitor and control environmental risks and assure compliance with applicable environmental laws. As part of our safety and risk management program, we periodically perform internal environmental reviews so that we can achieve environmental compliance and avoid environmental risk. We transport a minimum amount of environmentally hazardous substances and, to date, have experienced no significant claims for hazardous materials shipments. If we should fail to comply with applicable regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

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

Numerous competitive factors could impair our ability to operate at an acceptable profit. These factors include, but are not limited to, the following:

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

A significant portion of our revenue is generated from our major customers. For 2008, our top five customers, based on revenue, accounted for approximately 49% of our revenue, and our largest customer, General Motors Corporation, accounted for approximately 31% of our revenue. We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. As a result, the concentration of our business within the automobile industry is greater than the concentration in a single customer. Approximately 40% of our revenues for 2008 were derived from transportation services provided to the automobile industry.

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

Periodically, the transportation industry experiences difficulty in attracting and retaining qualified drivers, including independent contractors, resulting in intense competition for drivers. We have from time to time experienced under-utilization and increased expenses due to a shortage of qualified drivers. If we are unable to  attract drivers when needed or contract with independent contractors when needed, we could be required to further adjust our driver compensation packages or let trucks sit idle, which could adversely affect our growth and profitability.

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

The DOT and various state agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety, and financial reporting. We may also become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours in service, and ergonomics. Compliance with such regulations could substantially impair equipment productivity and increase our operating expenses.

The EPA adopted new emission control regulations, which require progressive reductions in exhaust emissions from diesel engines through 2010. In part to offset the costs of compliance with the new EPA engine design requirements, some manufacturers have increased new equipment prices and eliminated or sharply reduced the price of repurchase or trade-in commitments. If new equipment prices were to increase, or if the price of repurchase commitments by equipment manufacturers were to decrease more than anticipated, we may be required to increase our depreciation and financing costs and/or retain some of our equipment longer, which may result in an increase in maintenance expenses. To the extent we are unable to offset any such increases in expenses with rate increases or cost savings, our results of operations would be adversely affected. If our fuel or maintenance expenses were to increase as a result of our use of the new, EPA-compliant engines, and we are unable to offset such increases with fuel surcharges or higher freight rates, our results of operations would be adversely affected. Further, our business and operations could be adversely impacted if we experience problems with the reliability of the new engines. Although we have not experienced any significant reliability issues with these engines to date, the expenses associated with the trucks containing these engines have been slightly elevated, primarily as a result of lower fuel efficiency and higher depreciation.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices and primary terminal facilities, which we own, are located in Tontitown, Arkansas. These facilities are located on approximately 49.3 acres and consist of 114,403 square feet of office space and maintenance and storage facilities.

Our subsidiaries lease facilities in Jacksonville, Florida; Breese and Effingham, Illinois; Paulsboro, New Jersey; North Jackson, Ohio; Oklahoma City, Oklahoma; and El Paso, Texas. Our terminal facilities in Columbia, Mississippi; Irving and Laredo, Texas; North Little Rock, Arkansas; and Willard, Ohio are owned. The leased facilities are leased primarily on contractual terms typically ranging from one to five years. As of December 31, 2008, the following provides a summary of the ownership and types of activities conducted at each location:

Location	Own/ Lease	Dispatch Office	Maintenance Facility	Safety Training
Tontitown, Arkansas	Own	Yes	Yes	Yes
North Little Rock, Arkansas	Own	No	Yes	No
Jacksonville, Florida	Lease	Yes	Yes	Yes
Breese, Illinois	Lease	Yes	No	No
Effingham, Illinois	Lease	No	Yes	No
Columbia, Mississippi	Own	No	No	No
Paulsboro, New Jersey	Lease	Yes	No	No
North Jackson, Ohio	Lease	Yes	Yes	Yes
Willard, Ohio	Own	Yes	Yes	Yes
Oklahoma City, Oklahoma	Lease	Yes	Yes	Yes
El Paso, Texas	Lease	No	No	No
Irving, Texas	Own	Yes	Yes	Yes
Laredo, Texas	Own	Yes	Yes	No

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter ended December 31, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Market under the symbol PTSI. The following table sets forth, for the quarters indicated, the range of the high and low sales prices per share for our common stock as reported on the NASDAQ Global Market.

Fiscal Year Ended December 31, 2008
	High	Low
First Quarter	$16.85	$13.82
Second Quarter	16.90	9.22
Third Quarter	15.82	9.82
Fourth Quarter	11.08	3.15

Fiscal Year Ended December 31, 2007
	High	Low
First Quarter	$25.19	$19.29
Second Quarter	22.48	16.98
Third Quarter	19.31	17.43
Fourth Quarter	18.69	13.80

As of February 27, 2009, there were approximately 148 holders of record of our common stock.

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

On May 30, 2007, the Company announced that its Board of Directors had authorized the Company to repurchase up to 600,000 shares of its common stock during the twelve month period following the announcement. Subsequent to the date of the announcement and through the remainder of 2007, the Company repurchased 471,500 shares of its common stock. The remaining 128,500 shares authorized were repurchased during the first three months of 2008.

On June 13, 2008, the Company announced that its Board of Directors had authorized the Company to repurchase up to 300,000 shares of its common stock during the twelve month period following the announcement. Subsequent to the date of the announcement and through the remainder of 2008, the Company repurchased 300,000 shares of its common stock, with 254,200 shares being repurchased during the fourth quarter of 2008.

The following table summarizes the Company's common stock repurchases during the fourth quarter of 2008. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser”.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2008	49,700	$9.78	49,700	204,500
November 1-30, 2008	17,300	6.77	17,300	187,200
December 1-31, 2008	187,200	4.81	187,200	-
Total	254,200	$5.91	254,200	-

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for a presentation of compensation plans under which equity securities of the Company are authorized for issuance.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of the CRSP Total Return Index for the Nasdaq Stock Market (U.S. companies) and the CRSP Total Return Index for the Nasdaq Trucking and Transportation Stocks for the period of five years commencing December 31, 2003 and ending December 31, 2008. The graph assumes that the value of the investment in our common stock and in each index was $100 on December 31, 2003 and that all dividends were reinvested.

Item 6. Selected Financial Data.

The following selected financial and operating data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Statement of Operations Data:
Operating revenues:
Operating revenues, before fuel surcharge	$323,272	$351,701	$351,373	$326,353	$309,475
Fuel surcharge	83,451	57,140	48,896	34,527	15,591
Total operating revenues	406,723	408,841	400,269	360,880	325,066

Operating expenses:
Salaries, wages and benefits	123,961	135,606	127,539	122,005	119,519
Fuel expense	140,531	114,242	97,286	81,017	55,645
Rent and purchased transportation	39,887	38,718	43,844	39,074	38,938
Depreciation and amortization	37,477	38,759	33,929	31,376	30,016
Goodwill impairment charge	15,413	-	-	-	-
Operating supplies	30,514	30,845	25,682	23,114	21,718
Operating taxes and licenses	15,937	17,520	16,421	15,776	15,488
Insurance and claims	16,018	17,591	16,389	15,992	15,820
Communications and utilities	2,869	3,113	2,642	2,648	2,690
Other	5,119	7,130	5,426	6,205	5,131
Loss (gain) on sale or disposal of property	952	(48)	47	147	915
Total operating expenses	428,678	403,476	369,205	337,354	305,880
Operating (loss) income	(21,955)	5,365	31,064	23,526	19,186
Non-operating (loss) income	(4,996)	1,707	448	477	464
Interest expense	(2,429)	(2,453)	(1,475)	(1,881)	(1,758)
(Loss) income before income taxes	(29,380)	4,619	30,037	22,122	17,892
Income tax (benefit) expense	(10,615)	1,966	12,073	8,983	7,304
Net (loss) income	$(18,765)	$2,653	$17,964	$13,139	$10,588
(Loss) earnings per common share:
Basic	$(1.94)	$0.26	$1.74	$1.20	$0.94
Diluted	$(1.94)	$0.26	$1.74	$1.20	$0.94
Average common shares outstanding – Basic	9,683	10,238	10,296	10,966	11,298
Average common shares outstanding – Diluted(1)	9,683	10,239	10,302	10,976	11,324
__________
(1)
Diluted income per share for 2008, 2007, 2006, 2005 and 2004 assumes the exercise of stock options to purchase an aggregate of 0, 19,213, 55,738, 22,297 and 62,224 shares of common stock, respectively.

	At December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:	(in thousands)
Total assets	$290,361	$319,904	$314,246	$293,441	$285,349
Long-term debt, excluding current portion	35,492	44,172	21,205	39,693	23,225
Stockholders' equity	155,477	179,377	185,028	164,762	168,543

	Year Ended December 31,
	2008	2007	2006	2005	2004
Operating Data:
Operating ratio (1)	106.8%	98.5%	91.2%	92.8%	93.8%
Average number of truckloads per week	7,559	7,849	7,200	6,946	7,278
Average miles per trip	598	647	659	680	664
Total miles traveled (in thousands)	221,450	246,801	229,810	228,624	235,894
Average miles per truck	111,114	118,483	123,156	125,479	127,124
Average revenue, before fuel surcharge per truck per day	$662	$695	$778	$740	$684
Average revenue, before fuel surcharge per loaded mile	$1.41	$1.38	$1.43	$1.33	$1.19
Empty mile factor	7.3%	6.5%	5.9%	5.5%	4.7%

At end of period:
Total company-owned/leased trucks	1,839 (2)	2,055 (3)	1,998 (4)	1,792 (5)	1,857 (6)
Average age of trucks (in years)	1.90	1.75	1.55	1.43	1.70
Total trailers	4,809	4,882	4,540	4,406	4,257
Average age of trailers (in years)	4.43	4.44	4.16	3.92	4.69
Number of employees	2,931	3,181	3,062	3,035	2,736
__________
(1) Total operating expenses, net of fuel surcharge as a percentage of operating revenues, before fuel surcharge.
(2) Includes 33 owner operator trucks; (3) Includes 55 owner operator trucks; (4) Includes 49 owner operator trucks.
(5) Includes 50 owner operator trucks; (6) Includes 85 owner operator trucks.

The Company has not declared or paid any cash dividends during any of the periods presented above.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

The Company's administrative headquarters are in Tontitown, Arkansas. From this location we manage operations conducted through our wholly owned subsidiaries based in various locations around the United States and Canada. The operations of these subsidiaries can generally be classified into either truckload services or brokerage and logistics services. Truckload services include those transportation services in which we utilize company owned trucks or owner-operator owned trucks. Brokerage and logistics services consist of services such as transportation scheduling, routing, mode selection, transloading and other value added services related to the transportation of freight which may or may not involve the usage of company owned or owner-operator owned equipment. Both our truckload operations and our brokerage/logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. All of the Company's operations are in the motor carrier segment.

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 89.6%, 90.4%, and 87.8% of total revenues, excluding fuel surcharges for the twelve months ended December 31, 2008, 2007, and 2006, respectively.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During 2008, 2007 and 2006, approximately $83.5 million, $57.1 million and $48.9 million, respectively, of the Company's total revenue was generated from fuel surcharges. We also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Results of Operations - Truckload Services

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Years Ended December 31,
	2008	2007	2006
Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	42.1	42.0	40.6
Fuel expense, net of fuel surcharge	19.9	18.2	16.0
Rent and purchased transportation	3.2	2.5	1.7
Depreciation and amortization	12.9	12.2	11.0
Goodwill impairment	2.9	0.0	0.0
Operating supplies and expenses	10.5	9.7	8.3
Operating taxes and licenses	5.5	5.5	5.3
Insurance and claims	5.5	5.5	5.3
Communications and utilities	1.0	0.9	0.8
Other	1.7	2.0	1.6
Loss on sale or disposal of property	0.3	0.0	0.0
Total operating expenses	105.5	98.5	90.6
Operating (loss) income	(5.5)	1.5	9.4
Non-operating (loss) income	(1.7)	0.5	0.1
Interest expense	(0.8)	(0.7)	(0.4)
(Loss) income before income taxes	(8.0)%	1.3%	9.1%

2008 Compared to 2007

For the year ended December 31, 2008, truckload services revenue, before fuel surcharges, decreased 8.9% to $289.6 million as compared to $317.9 million for the year ended December 31, 2007. The decrease relates primarily to a decrease in the number of trucks utilized during 2008 as compared to 2007 and to a decrease in equipment utilization for the periods compared. During 2008 the number of trucks utilized decreased to an average count of 1,993 units compared to 2,083 units during 2007 as the Company has reduced its fleet size in response to current freight demand. During 2008, the Company also experienced a decrease in the average number of miles traveled per unit each work day from 488 miles during 2007 to 454 miles during 2008. Partially offsetting these decreases in revenue was an increase in the average rate charged per total mile. During 2008, the average rate charged to customers per total mile increased by $0.02 as compared to the average rate charged during 2007.

Salaries, wages and benefits increased from 42.0% of revenues, before fuel surcharges, during 2007 to 42.1% of revenues, before fuel surcharges, during 2008, however, based on a dollar comparison, salaries, wages and benefits decreased from $133.5 million during 2007 to $121.9 million during 2008 as the number of driver compensated miles decreased from 246.8 million miles during 2007 to 221.4 million miles during 2008. The increase, as a percentage of revenues, resulted primarily from the fixed cost characteristics of wages which do not fluctuate with changes in revenue, such as general and administrative, maintenance, and operations wages. Partially offsetting the increase was a decrease in driver lease expense and a decrease in amounts recorded for employee health insurance expense. Driver lease expense, which is a component of salaries, wages and benefits, decreased from $7.8 million in 2007 to $6.2 million in 2008, as the average number of owner operators under contract decreased from 57 during 2007 to 44 during 2008. Employee health insurance expense decreased from $6.3 million in 2007 to $5.0 million in 2008 as a result of a decrease in the total number of covered employees and a decrease in the number and severity of health claims reported during 2008 as compared to 2007.

Fuel expense, net of fuel surcharge, increased from 18.2% of revenues, before fuel surcharges, during 2007 to 19.9% of revenues, before fuel surcharges, during 2008. On a dollar basis, fuel expense decreased from $57.8 million during 2007 to $57.5 million during 2008 as the number of gallons of diesel fuel purchased during 2008 were significantly lower than the number of gallons purchased during 2007 due to the decrease in miles traveled for the periods compared. The increase, as a percentage of revenue, was related to an increase in the average price paid per gallon of diesel fuel from $2.75 during 2007 to an average cost of $3.59 during 2008. Partially offsetting the increase related to the increase in average price paid per gallon of diesel fuel was an increase in amounts collected from customers in the form of fuel surcharges from an average of $1.24 per gallon of diesel fuel during 2007 to $1.98 per gallon during 2008. Fuel surcharge collections vary from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of declining fuel prices.

Rent and purchased transportation increased from 2.5% of revenues, before fuel surcharges, in 2007 to 3.2% of revenues, before fuel surcharges, in 2008. The increase relates primarily to an increase in amounts paid to third party transportation service providers for intermodal services.

Depreciation and amortization increased from 12.2% of revenues, before fuel surcharges, in 2007 to 12.9% of revenues, before fuel surcharges, in 2008. The increase, as a percentage of revenue, relates primarily to the effect of lower revenues during 2008 as compared to 2007 and the fixed cost nature of depreciation expense. On a dollar basis, depreciation and amortization expense decreased from $38.7 million during 2007 to $37.5 million during 2008 as the average size of the Company-owned truck fleet decreased from 2,027 trucks during 2007 to 1,949 trucks during 2008.

Goodwill impairment was recorded during the Company’s annual test of goodwill impairment as required by Generally Accepted Accounting Principles. The impairment of our goodwill was triggered by the sustained decline of our market capitalization caused by a decrease in our stock price during 2008. In the fourth quarter of 2008, we determined that our market capitalization compared to the carrying amount of the Company indicated that impairment was probable and that the second step of impairment testing was necessary. The second step of our impairment test required the calculation of the fair value of the Company and the subsequent allocation of the fair value to the assets and liabilities of the Company. The excess fair value after this allocation is performed represents the implied goodwill of the Company, if any, and was zero at December 31, 2008. As a result we incurred an impairment expense of $15.4 million which represented the entire balance of our goodwill.

Operating supplies and expenses increased from 9.7% of revenues, before fuel surcharges, during 2007 to 10.5% of revenues, before fuel surcharges, during 2008. The increase relates primarily to an increase in amounts paid for tolls, new tire amortization, driver layovers, and miscellaneous operations expense. The increase was partially offset by a decrease in amounts paid to third party driver training schools which the Company uses to recruit new truck drivers.

Operating taxes and licenses remained constant at 5.5% of revenues, before fuel surcharges, for both 2007 and 2008. On a dollar basis however, operating taxes and licenses, which consists primarily of fuel taxes, decreased from $17.5 million during 2007 to $15.9 million during 2008. Fuel tax expense is primarily affected by the number of gallons of diesel fuel purchased which is directly related to the number of miles traveled. During 2008, a decrease in the number of miles traveled to 221.4 million in 2008 from 246.8 million miles in 2007, resulted in a decrease in the number of diesel fuel gallons purchased.

Insurance and claims expense remained constant at 5.5% of revenues, before fuel surcharges, for both 2007 and 2008. On a dollar basis however, insurance and claims expense decreased from $17.6 million during 2007 to $16.0 million during 2008. The decrease relates primarily to a decrease in auto liability insurance premiums which are determined based on a negotiated rate-per-mile (“NRPM”) with the Company’s insurance carrier. During 2008, the number of miles used to calculate the premiums decreased to 221.4 million miles as compared to 2007 miles of 246.8 million and translated into a decrease in auto liability insurance expense. During October 2008, the Company’s auto liability insurance policy was renewed at a rate which represented a 2.6% reduction in the NRPM and this lower rate-per-mile has also contributed to the dollar-based decrease for the periods compared.

Other expenses decreased from 2.0% of revenues, before fuel surcharges, during 2007 to 1.7% of revenues, before fuel surcharges, during 2008. The decrease relates primarily to a decrease in various expenses such as advertising, miscellaneous operating supplies, uncollectible revenue, and rents.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased to 105.5% for 2008 from 98.5% for 2007.

Non-operating income and expenses increased from income of 0.5% of revenues, before fuel surcharges, during  2007 to expense of 1.7% of revenues, before fuel surcharges, during 2008. During 2008, certain of the Company’s investments in marketable equity securities were determined by management to be other-than-temporarily impaired and were therefore written down to fair market value. The amount of the year-to-date write-downs approximated $5.2 million and was determined based on the difference between recorded cost and quoted market prices at the end of the period.

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

	Years Ended December 31,
	2008	2007	2006
Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	6.2	6.3	5.0
Fuel expense	0.0	0.0	0.0
Rent and purchased transportation, net of fuel surcharge	89.5	88.9	88.3
Depreciation and amortization	0.0	0.0	0.0
Goodwill impairment	20.6	0.0	0.0
Operating supplies and expenses	0.0	0.0	0.0
Operating taxes and licenses	0.0	0.0	0.0
Insurance and claims	0.1	0.1	0.0
Communications and utilities	0.3	0.3	0.3
Other	1.0	2.1	1.4
Loss on sale or disposal of property	0.0	0.0	0.0
Total operating expenses	117.7	97.7	95.0
Operating (loss) income	(17.7)	2.3	5.0
Non-operating (loss) income	0.0	0.0	0.0
Interest expense	(0.2)	(0.4)	(0.4)
(Loss) income before income taxes	(17.9)%	1.9%	4.6%

2008 Compared to 2007

For the year ended December 31, 2008, logistics and brokerage services revenues, before fuel surcharges, decreased 0.2% to $33.7 million as compared to $33.8 million for the year ended December 31, 2007. The decrease was primarily the result of a slight decrease in the number of loads brokered during 2008 as compared to 2007.

Rent and purchased transportation increased from 88.9% of revenues, before fuel surcharges, in 2007 to 89.5% of revenues, before fuel surcharges, in 2008. The increase relates to an increase in amounts charged by third party logistics and brokerage service providers primarily as a result of higher fuel costs.

Goodwill impairment was discovered during the Company’s annual test of goodwill impairment as required by Generally Accepted Accounting Principles. The impairment of our goodwill was triggered by the sustained decline of our market capitalization caused by a decrease in our stock price during 2008. In the fourth quarter of 2008, we determined that our market capitalization compared to the carrying amount of the Company indicated that impairment was probable and that the second step of impairment testing was necessary. The second step of our impairment test required the calculation of the fair value of the Company and the subsequent allocation of the fair value to the assets and liabilities of the Company. The excess fair value after this allocation is performed represents the implied goodwill of the Company, if any, and was zero at December 31, 2008. As a result we incurred an impairment expense of $15.4 million which represented the entire balance of our goodwill.

Other expenses decreased from 2.1% of revenues, before fuel surcharges, during 2007 to 1.0% of revenues, before fuel surcharges during 2008. The decrease relates to a decrease in non-compete amortization expense as the non-compete agreement with the former owner of East Coast Transport, LLC expired in January 2008.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased to 117.7% for 2008 from 97.7% for 2007.

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

Results of Operations - Combined Services

2008 Compared to 2007

Income tax benefit was approximately $10.6 million in 2008 resulting in an effective rate of 36.1%, as compared to income tax expense of approximately $2.0 million in 2007 which resulted in an effective rate of 42.6%. The effective tax rate differs from the statutory rate primarily due to the existence of partially non-deductible meal and incidental expense per-diem payments to company drivers. These per-diem payments may cause a significant difference in the Company’s effective tax rate from period-to-period as the proportion of non-deductible expenses to pre-tax net income increases or decreases.

We have determined, based on significant judgment, that a valuation allowance against our deferred tax assets has not been necessary. Management evaluates the realizability of its deferred tax assets based upon negative and positive evidence available and, based on the evidence available at this time, management concludes that it is "more likely than not" that we will be able to realize the benefit of our deferred tax assets in the near future.

As of December 31, 2008, there were no unrecognized tax benefits and an adjustment to the Company’s consolidated financial statements for uncertain tax positions was not required as management believes that the Company’s significant tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2005 through 2007 remain open to examination in those jurisdictions. During 2008, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions and does not believe it is reasonably possible that our unrecognized tax benefits will significantly change within the next twelve months.

The combined net loss for all divisions was $18.8 million, or 5.8% of revenues, before fuel surcharge, for 2008 as compared to combined net income for all divisions of $2.7 million or 0.8% of revenues, before fuel surcharge, for 2007. The decrease in income combined with the effect of treasury stock repurchases resulted in a decrease in diluted earnings per share from $0.26 for 2007 to a diluted loss per share of $1.94 for 2008.

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

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, during 2007, the Company’s tax years 2004 through 2006 remained open to examination in those jurisdictions. During 2007, the Company did not recognize or accrue any interest or penalties related to uncertain income tax positions and did not believe it was reasonably possible that our unrecognized tax benefits would significantly change within the next twelve months.

Net income for all divisions was $2.7 million, or 0.8% of revenues, before fuel surcharge, for 2007 as compared to $18.0 million or 5.1% of revenues, before fuel surcharge, for 2006. The decrease in net income combined with the effect of treasury stock repurchases resulted in a decrease in diluted earnings per share to $0.26 for 2007 compared to $1.74 for 2006.

Quarterly Results of Operations

The following table presents selected consolidated financial information for each of our last eight fiscal quarters through December 31, 2008. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the quarterly information.

	Quarter Ended
	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
	(unaudited)
	(in thousands, except earnings per share data)
Operating revenues	$105,820	$110,930	$105,958	$84,014	$98,809	$106,700	$101,171	$102,162
Total operating expenses	109,786	112,460	107,240	99,190	96,475	102,528	100,688	103,785
Operating (loss) income	(3,966)	(1,530)	(1,282)	(15,176)	2,334	4,172	483	(1,623)
Net (loss) income	(2,828)	(1,332)	(3,181)	(11,424)	1,265	2,192	36	(840)
(Loss) earnings per common share:
Basic	$(0.29)	$(0.14)	$(0.33)	$(1.19)	$0.12	$0.21	$0.00	$(0.08)
Diluted	$(0.29)	$(0.14)	$(0.33)	$(1.19)	$0.12	$0.21	$0.00	$(0.08)

Liquidity and Capital Resources

The growth of our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our lines of credit and installment notes.

During 2008, we generated $40.6 million in cash from operating activities compared to $45.2 million and $60.7 million in 2007 and 2006, respectively. Investing activities used $48.3 million in cash during 2008 compared to $61.7 million and $42.7 million in 2007 and 2006, respectively. The cash used in all three years related primarily to the purchase of revenue equipment (trucks and trailers) used in our operations. Financing activities provided $8.1 million in cash during 2008 compared to financing activities in 2007 and 2006 which provided $15.9 million and used $18.1 million, respectively. See the Consolidated Statements of Cash Flows in Item 8 of this Report.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing lines of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations, to finance capital expenditures and repay long-term debt. During 2008 and 2007, we utilized cash on hand, installment notes, and our lines of credit to finance revenue equipment purchases of approximately $53.5 million and $72.6 million, respectively.

Occasionally we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 12 to 48 months. At December 31, 2008, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $45.7 million. These installment notes are payable in monthly installments ranging from 12 months to 36 months at a weighted average interest rate of 4.80%. At December 31, 2007, no such outstanding indebtedness existed under installment notes.

In order to maintain our truck and trailer fleet count it is often necessary to purchase replacement units and place them in service before trade units are removed from service. The timing of this process often requires the Company to pay for new units without any reduction in price for trade units. In this situation, the Company later receives payment for the trade units as they are delivered to the equipment vendor and have passed vendor inspection. During the twelve months ended December 31, 2008 and 2007, the Company received approximately $4.3 million and $5.9 million, respectively, for units delivered for trade.

During the first six months of 2008 we maintained two $30.0 million revolving lines of credit (Line A and Line B, respectively) with separate financial institutions. Amounts outstanding under Line B were paid in full on it’s maturity date of June 30, 2008 and was not renewed by the Company. Amounts outstanding under Line A bear interest at LIBOR (determined as of the first day of each month) plus 1.25% (3.15% at December 31, 2008), are secured by our accounts receivable and mature on May 31, 2009. However the Company has the intent and ability to extend the terms of this line of credit for an additional one year period until May 31, 2010. At December 31, 2008, outstanding advances on Line A were approximately $5.7 million, including $2.0 million in letters of credit, with availability to borrow $24.3 million.

Trade accounts receivable at December 31, 2008 decreased approximately $14.6 million as compared to December 31, 2007. The decrease was related to a general decrease in revenues, which flow through the trade accounts receivable account, during the quarter ending December 31, 2008 as compared to the revenues generated during the quarter ending December 31, 2007.

Accounts receivable-other at December 31, 2008 decreased approximately $4.3 million as compared to December 31, 2007. The decrease relates primarily to a decrease in amounts receivable from the Company’s third-party qualified intermediary. During 2007, the Company contracted with a third-party qualified intermediary in order to implement a like-kind exchange tax program. Under the program, dispositions of eligible trucks or trailers and acquisitions of replacement trucks or trailers are made in a form whereby any associated tax gains related to the disposal are deferred. To qualify for like-kind exchange treatment, we exchange, through our qualified intermediary, eligible trucks or trailers being disposed with trucks or trailers being acquired. Amounts held by the Company’s third-party qualified intermediary are dependant on the timing and extent of the Company’s revenue equipment sales and/or purchase activities which can fluctuate significantly from period to period. At December 31, 2008 approximately $31,000 of sales proceeds were being held by the third-party qualified intermediary as compared to $4.1 million held by the third-party qualified intermediary at December 31, 2007. The Company intends to use these sales proceeds during 2009 for the purchase of qualified replacement tractors or trailers.

Prepaid expenses and deposits at December 31, 2008 decreased approximately $5.5 million as compared to December 31, 2007. The primary reason for the decrease relates to the amortization of prepaid tractor and trailer license fees and auto liability insurance premiums. In December 2007, approximately $3.0 million of the 2008 license fees and approximately $3.0 million of the 2008 auto liability insurance premiums were paid in advance. There were no corresponding prepayments made during December 2008 for auto liability insurance premiums or license fees related to 2009.

Marketable equity securities available for sale at December 31, 2008 decreased approximately $4.7 million as compared to December 31, 2007. During the year ended December 31, 2008, the Company purchased approximately $4.3 million of equity securities with the remaining increase or decrease attributable to changes in the market value of the investments, net of sales and other-than-temporary write-downs. These securities, combined with equity securities purchased in prior periods, have a combined cost basis of approximately $11.6 million and a combined fair market value of approximately $12.5 million. The Company has developed a strategy to invest in securities from which it expects to receive dividends that qualify for favorable tax treatment, as well as appreciate in value. The Company anticipates that increases in the market value of the investments combined with dividend payments will exceed interest rates paid on borrowings for the same period. During 2008 the Company had net unrealized pre-tax losses of approximately $2.4 million and received dividends of approximately $818,000. The holding term of these securities depends largely on the general economic environment, the equity markets, borrowing rates and the Company's cash requirements.

Land at December 31, 2008 increased approximately $2.2 million as compared to December 31, 2007. The increase is primarily related to the purchase of terminal facilities in Laredo, Texas which were previously leased by the Company from a related party. The purchase price was based on an appraisal performed by an independent third party.

Structures and improvements at December 31, 2008 increased approximately $3.8 million as compared to December 31, 2007. The increase is primarily related to the purchase of terminal facilities in Laredo, Texas which were previously leased by the Company from a related party. The purchase price was based on an appraisal performed by an independent third party.

Revenue equipment, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units and auxiliary power units, at December 31, 2008 increased approximately $28.1 million as compared to December 31, 2007. The increase is primarily related to the net effect of purchasing approximately 490 trucks and 460 trailers during 2008 while only disposing of approximately 320 trucks and 365 trailers during 2008. Also contributing to the increase was an increase in the cost of new truck and trailer units as compared to the units they replaced and to the acquisition of Qualcomm™ satellite tracking units and auxiliary power units. At December 31, 2008, approximately 200 trucks included in revenue equipment had been placed in inactive status as they were prepared for sale or trade. The sale or trade of these trucks in 2009 will reduce the carrying amount of the Company’s revenue equipment and accumulated depreciation at the time of sale or trade.

Goodwill at December 31, 2008 decreased approximately $15.4 million as compared to December 31, 2007. The decrease relates to the results of our annual goodwill impairment test in which goodwill was determined to be fully impaired. The impairment was triggered by the sustained decline of our market capitalization caused by a decrease in our stock price during 2008. In the fourth quarter of 2008, we determined that our market capitalization compared to the carrying amount of the Company indicated that impairment was probable and that the second step of impairment testing was necessary. The second step of our impairment test required the calculation of the fair value of the Company and the subsequent allocation of the fair value to the assets and liabilities of the Company. The excess fair value after this allocation is performed represents the implied goodwill of the Company, if any, and was zero at December 31, 2008. As a result we incurred an impairment expense for the entire balance of our goodwill or $15.4 million in the fourth quarter of 2008.

Accounts payable at December 31, 2008 decreased approximately $5.1 million as compared to December 31, 2007. The decrease is primarily related to a decrease in the amount of bank drafts outstanding in excess of bank balance as compared to bank drafts outstanding at December 31, 2007. As of December 31, 2008 bank drafts of approximately $5.3 million were reclassified to accounts payable as compared to approximately $11.1 million reclassified as of December 31, 2007.

Accrued expenses and other liabilities at December 31, 2008 increased approximately $5.4 million as compared to December 31, 2007. The increase is primarily related to $6.9 million of margin account borrowings secured by the Company’s investments in marketable equity securities. Partially offsetting the increase related to margin account borrowings is a decrease in amounts accrued at the end of the period for employee wages and benefits which can vary significantly throughout the year depending on many factors, including the timing of the actual date employees are paid in relation to the last day of the reporting period.

Current maturities of long-term debt at December 31, 2008 increased approximately $13.9 million as compared to December 31, 2007. The increase is primarily related to monthly payments due within the next twelve months resulting from installment note borrowings of approximately $51.7 million during 2008 for the purchase of revenue equipment.

Long-term debt at December 31, 2008 decreased approximately $8.7 million as compared to December 31, 2007. The decrease is primarily related to a decrease in amounts payable on the Company’s lines of credit as of December 31, 2008 when compared to amounts payable as of December 31, 2007. During 2008, the Company began to finance revenue equipment purchases primarily with installment notes instead of line of credit borrowings. Also, one of the Company’s credit lines matured in June 2008 and was not renewed by the Company.

Treasury stock at December 31, 2008 increased approximately $3.9 million as the Company purchased 428,500 shares of its common stock at various times throughout 2008 as part of stock repurchase plans approved by the Company’s Board of Directors.

For 2009, we expect to purchase approximately 38 new trucks and approximately 58 trailers while continuing to sell or trade older equipment. During 2008, and continuing through 2009, the Company began purchasing and installing auxiliary power units in order to minimize fuel consumption by trucks that are running at idle. During 2009, we expect to purchase approximately 700 of these auxiliary power units. Management expects that proceeds from the sale or trade of older equipment during 2009 will exceed capital expenditures during 2009 by approximately $1.0 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our anticipated future cash flows and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Contractual Obligations and Commercial Commitments

The following table sets forth the Company's contractual obligations and commercial commitments as of December 31, 2008:

	Payments due by period (in thousands)
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 Years

Long-term debt (1)	$55,505	$18,079	$33,473	$3,953	$-
Operating leases (2)	917	256	389	272	-
Total	$56,422	$18,335	$33,862	$4,225	$-

(1)	Including interest.
(2)	Represents building, facilities, and drop yard operating leases.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Regulation S-K 303 (a)(4)(ii) issued by the Securities and Exchange Commission.

Insurance

With respect to physical damage for trucks, cargo loss and auto liability, the Company maintains insurance coverage to protect it from certain business risks. These policies are with various carriers and have per occurrence deductibles of $2,500, $10,000 and $2,500 respectively. The Company maintains workers’ compensation coverage in Arkansas, Ohio, Oklahoma, Mississippi, and Florida with a $500,000 self-insured retention and a $500,000 per occurrence excess policy. The Company has elected to opt out of workers' compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has reserved for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers’ compensation claims. Letters of credit aggregating $353,000 and certificates of deposit totaling $200,000 are held by banks as security for workers’ compensation claims. The Company self insures for employee health claims with a stop loss of $225,000 per covered employee per year and estimates its liability for claims incurred but not reported.

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

Revenue Recognition. Revenue is recognized in full upon completion of delivery to the receiver's location. For freight in transit at the end of a reporting period, the Company recognizes revenue prorata based on relative transit time completed as a portion of the estimated total transit time. Expenses are recognized as incurred.

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

Business Combinations and Goodwill. Upon acquisition of an entity, the cost of the acquired entity must be allocated to assets and liabilities acquired. Identification of intangible assets, if any, that meet certain recognition criteria is necessary. This identification and subsequent valuation requires significant judgments. The carrying value of goodwill is tested annually and as of December 31, 2008 the Company determined that the recorded amount of goodwill was fully impaired. The impairment testing requires an estimate of the value of the Company as a whole, as the Company has determined it only has one reporting unit as defined in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk exposures include equity price risk, interest rate risk, and commodity price risk (the price paid to obtain diesel fuel for our trucks). The potential adverse impact of these risks are discussed below.

The following sensitivity analyses do not consider the effects that an adverse change may have on the overall economy nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results of changes in prices or rates may differ materially from the hypothetical results described below.

Equity Price Risk

We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities decreased to $12.5 million at December 31, 2008 from $17.3 million at December 31, 2007. The decrease includes additional purchases, net of sales or write-downs, of approximately $2.4 million during 2008 and a decrease in the fair market value of approximately $2.4 million during 2008. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.3 million. For additional information with respect to the marketable equity securities, see Note 3 to our consolidated financial statements.

Interest Rate Risk

Our line of credit bears interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are effected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $5.0 million of variable rate debt was outstanding under our line of credit for a full fiscal year, a hypothetical 100 basis point increase in LIBOR would result in approximately $50,000 of additional interest expense.

Commodity Price Risk

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our 2008 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by $14.1 million.

Item 8. Financial Statements and Supplementary Data.

The following statements are filed with this report:

Report of Independent Registered Public Accounting Firm – Grant Thornton LLP
Consolidated Balance Sheets - December 31, 2008 and 2007
Consolidated Statements of Operations - Years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Shareholders’ Equity and Other Comprehensive Income (Loss) - Years ended
December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows - Years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
P.A.M. Transportation Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries (collectively the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P.A.M. Transportation Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), P.A.M. Transportation Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2009 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
March 6, 2009

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2008 AND 2007 (in thousands, except share and per share data)

ASSETS	2008	2007

CURRENT ASSETS:
Cash and cash equivalents	$858	$407
Accounts receivable—net:
Trade	43,815	58,397
Other	1,088	5,349
Inventories	858	905
Prepaid expenses and deposits	9,443	14,978
Marketable equity securities	12,540	17,269
Income taxes refundable	524	2,199

Total current assets	69,126	99,504

PROPERTY AND EQUIPMENT:
Land	4,916	2,674
Structures and improvements	13,596	9,795
Revenue equipment	320,188	292,133
Office furniture and equipment	7,606	7,482

Total property and equipment	346,306	312,084

Accumulated depreciation	(125,742)	(107,841)

Net property and equipment	220,564	204,243

OTHER ASSETS:
Goodwill	-	15,413
Non-compete agreements, net	-	17
Other	671	727

Total other assets	671	16,157

TOTAL ASSETS	$290,361	$319,904

		(Continued)

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2008 AND 2007 (in thousands, except share and per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY	2008	2007

CURRENT LIABILITIES:
Accounts payable	$20,269	$25,346
Accrued expenses and other liabilities	15,684	10,323
Current maturities of long—term debt	15,928	2,065
Deferred income taxes—current	157	5,117

Total current liabilities	52,038	42,851

Long-term debt—less current portion	35,492	44,172
Deferred income taxes—less current portion	47,354	53,504

Total liabilities	134,884	140,527

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,368,207 and 11,368,207 shares issued; 9,409,607 and 9,838,107 shares outstanding at December 31, 2008 and December 31, 2007, respectively	114	114
Additional paid-in capital	77,659	77,557
Accumulated other comprehensive income	611	1,921
Treasury stock, at cost; 1,958,600 and 1,530,100 shares, respectively	(29,127)	(25,200)
Retained earnings	106,220	124,985

Total shareholders’ equity	155,477	179,377

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$290,361	$319,904

		(Concluded)
See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 (in thousands, except per share data)

	2008	2007	2006
OPERATING REVENUES:
Revenue, before fuel surcharge	$323,272	$351,701	$351,373
Fuel surcharge	83,451	57,140	48,896

Total operating revenues	406,723	408,841	400,269

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	123,961	135,606	127,539
Fuel expense	140,531	114,242	97,286
Rents and purchased transportation	39,887	38,718	43,844
Depreciation and amortization	37,477	38,759	33,929
Goodwill impairment charge	15,413	-	-
Operating supplies and expenses	30,514	30,845	25,682
Operating taxes and licenses	15,937	17,520	16,421
Insurance and claims	16,018	17,591	16,389
Communications and utilities	2,869	3,113	2,642
Other	5,119	7,130	5,426
Loss (gain) on disposition of equipment	952	(48)	47

Total operating expenses and costs	428,678	403,476	369,205

OPERATING (LOSS) INCOME	(21,955)	5,365	31,064

NON-OPERATING (EXPENSE) INCOME	(4,996)	1,707	448
INTEREST EXPENSE	(2,429)	(2,453)	(1,475)

(LOSS) INCOME BEFORE INCOME TAXES	(29,380)	4,619	30,037

FEDERAL & STATE INCOME TAX (BENEFIT) EXPENSE:
Current	314	217	9,768
Deferred	(10,929)	1,749	2,305

Total federal & state income tax (benefit) expense	(10,615)	1,966	12,073

NET (LOSS) INCOME	$(18,765)	$2,653	$17,964

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(1.94)	$0.26	$1.74
Diluted	$(1.94)	$0.26	$1.74

AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,683	10,238	10,296
Diluted	9,683	10,239	10,302

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS) YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 (in thousands)
	Common Stock Shares / Amount		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

BALANCE— January 1, 2006	10,285	$113	$76,429		$1,721	$(17,869)	$104,368	$164,762

Components of comprehensive income:
Net earnings				$17,964			17,964	17,964
Other comprehensive gain:
Unrealized gain on hedge,
net of tax of $13				19	19			19
Unrealized gain on marketable
securities, net of tax of $923				1,402	1,402			1,402
Total comprehensive income				$19,385
Exercise of stock options-shares
issued including tax benefits	18	1	369					370
Share-based compensation			511					511
BALANCE— December 31, 2006	10,303	114	77,309		3,142	(17,869)	122,332	185,028

Components of comprehensive income:
Net earnings				$2,653			2,653	2,653
Other comprehensive gain:
Realized gain on marketable
securities, net of tax of $241				(359)	(359)			(359)
Unrealized loss on marketable
securities, net of tax of $(448)				(862)	(862)			(862)
Total comprehensive income				$1,432
Treasury stock repurchases	(471)					(7,331)		(7,331)
Exercise of stock options-shares
issued including tax benefits	6		125					125
Share-based compensation			123					123
BALANCE— December 31, 2007	9,838	114	77,557		1,921	(25,200)	124,985	179,377

Components of comprehensive income:
Net loss				$(18,765)			(18,765)	(18,765)
Other comprehensive gain:
Realized loss on marketable
securities, net of tax of $(6)				11	11			11
Unrealized loss on marketable
securities, net of tax of $(1,072)				(1,321)	(1,321)			(1,321)
Total comprehensive income (loss)				$(20,075)
Treasury stock repurchases	(428)					(3,927)		(3,927)
Share-based compensation			102					102
BALANCE— December 31, 2008	9,410	$114	$77,659		$611	$(29,127)	$106,220	$155,477

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 (in thousands)
	2008	2007	2006
OPERATING ACTIVITIES:
Net (loss) income	$(18,765)	$2,653	$17,964
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	37,477	38,759	33,929
Goodwill impairment charge	15,413	-	-
Bad debt expense	295	573	310
Stock compensation—net of excess tax benefits	102	118	441
Non-compete agreement amortization—net of payments	(17)	-	-
Provision for deferred income taxes	(10,929)	1,749	2,305
Reclassification of unrealized loss on marketable equity securities	5,227	95	120
Gain (loss) on sale of marketable equity securities	656	(1,071)	(30)
(Gain) loss on sale or disposal of equipment	952	(48)	47
Changes in operating assets and liabilities:
Accounts receivable	14,505	2,585	3,685
Prepaid expenses, inventories, and other assets	5,639	(113)	440
Income taxes refundable (payable)	2,574	(1,696)	(202)
Trade accounts payable	(11,007)	1,089	2,219
Accrued expenses	(1,477)	496	(525)
Net cash provided by operating activities	40,645	45,189	60,703

INVESTING ACTIVITIES:
Purchases of property and equipment	(60,218)	(76,166)	(53,514)
Proceeds from disposition of equipment	11,398	22,273	11,987
Changes in restricted cash	4,042	(4,073)	-
Sales of marketable equity securities	611	1,622	85
Purchases of marketable equity securities	(4,154)	(5,389)	(1,288)
Net cash used in investing activities	(48,321)	(61,733)	(42,730)

FINANCING ACTIVITIES:
Borrowings under line of credit	546,144	508,076	446,221
Repayments under line of credit	(585,592)	(484,322)	(463,967)
Borrowings of long-term debt	53,470	2,067	1,996
Repayments of long-term debt	(8,839)	(2,704)	(2,682)
Borrowings under margin account	19,800	-	-
Repayments under margin account	(12,929)	-	-
Repurchases of common stock	(3,927)	(7,331)	-
Stock compensation excess tax benefits	-	5	70
Exercise of stock options	-	120	300
Net cash provided by (used in) financing activities	8,127	15,911	(18,062)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	451	(633)	(89)

CASH AND CASH EQUIVALENTS—Beginning of year	407	1,040	1,129

CASH AND CASH EQUIVALENTS—End of year	$858	$407	$1,040

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid during the period for:
Interest	$2,430	$2,410	$1,481
Income taxes	$303	$1,976	$10,061

NONCASH INVESTING AND FINANCING ACTIVITIES—
Purchases of revenue equipment included in accounts payable	$5,951	$-	$14,276

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

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

Bank Overdrafts–The Company classifies bank overdrafts in current liabilities as an accounts payable and does not offset other positive bank account balances located at the same or other financial institutions. Bank overdrafts generally represent checks written that have not yet cleared the Company’s bank accounts. The majority of the Company’s bank accounts are zero balance accounts that are funded at the time items clear against the account by drawings against a line of credit, therefore the outstanding checks represent bank overdrafts. Because the recipients of these checks have generally not yet received payment, the Company continues to classify bank overdrafts as accounts payable. Bank overdrafts are classified as changes in accounts payable in the cash flows from operating activities section of the Company’s Consolidated Statement of Cash Flows. Bank overdrafts as of December 31, 2008 and 2007 were approximately $5,312,000 and $11,088,000, respectively.

Accounts Receivable Other–The components of accounts receivable other consist primarily of amounts held by a third-party qualified intermediary that the Company uses to effectuate deferral of income taxes on gains from sales of trucks and trailers under the Company’s LKE tax program. Also included are amounts representing company driver advances, owner operator advances and equipment manufacturer warranties. Advances receivable from company drivers as of December 31, 2008 and 2007, were approximately $345,000 and $483,000, respectively.

Accounts Receivable Allowance–An allowance is provided for accounts receivable based on historical collection experience. Additionally, management considers any accounts individually known to exhibit characteristics indicating a collection problem.

Marketable Equity Securities–Marketable equity securities are classified by the Company as either available for sale or trading. Securities classified as available for sale are carried at market value with unrealized gains and losses recognized in accumulated other comprehensive income in the statements of stockholders’ equity. Securities classified as trading are carried at market value with unrealized gains and losses recognized in the statements of operations. Realized gains and losses are computed utilizing the specific identification method.

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

Asset Class	Estimated Asset Life

Service vehicles	3-5 years
Office furniture and equipment	3-7 years
Revenue equipment	3-10 years
Structure and improvements	5-40 years

Prepaid Tires–Tires purchased with revenue equipment are capitalized as a cost of the related equipment. Replacement tires are included in prepaid expenses and deposits and are amortized over a 24-month period. Amounts paid for the recapping of tires are expensed when incurred.

Advertising Expense–Advertising costs are expensed as incurred and totaled approximately $307,000, $605,000 and $550,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Repairs and Maintenance–Repairs and maintenance costs are expensed as incurred.

Goodwill–The Company follows the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”), which requires the Company to assess acquired goodwill for impairment at least annually in the absence of an indicator of possible impairment, and immediately upon an indicator of possible impairment. The Company has selected December 31 for its annual impairment testing and determined as of December 31, 2008 that there was impairment.

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

Fair Value Measurements–The Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”) effective January 1, 2008 for financial assets and liabilities that are measured at fair value within the financial statements on a recurring basis. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. For additional information with respect to fair value measurements, see Note 16 to our consolidated financial statements.

Business Segment and Concentrations of Credit Risk–The Company operates in one business segment, motor carrier operations. The Company provides truckload transportation services as well as brokerage and logistics services to customers throughout the United States and portions of Canada and Mexico. Truckload transportation services revenues, excluding fuel surcharges, represented 89.6%, 90.4%, and 87.8% of total revenues, excluding fuel surcharges, for the twelve months ended December 31, 2008, 2007, and 2006, respectively. Remaining revenues, excluding fuel surcharges, for each respective year were generated by brokerage and logistics services. The Company performs ongoing credit evaluations and generally does not require collateral from its customers. The Company maintains reserves for potential credit losses. In view of the concentration of the Company’s revenues and accounts receivable among a limited number of customers within the automobile industry, the financial health of this industry is a factor in the Company’s overall evaluation of accounts receivable.

Recent Accounting Pronouncements–In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“GAAP”) (“SFAS No. 162”). SFAS No. 162 provides a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. Previous guidance did not properly rank the accounting literature. The new standard is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 did not have a material impact on the Company’s financial condition, results of operations, or cash flow.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of SFAS No. 161 on January 1, 2009 did not have a material impact on the Company’s financial condition, results of operations, or cash flow as the Company presently has no derivative instruments or hedging activities.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS No. 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS No. 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS No. 160 to fiscal years preceding the effective date are not permitted. The adoption of SFAS No. 160 on January 1, 2009 did not have a material impact on the Company’s financial condition, results of operations, or cash flow.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in earnings, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS No. 141(R) is required for combinations occurring in fiscal years beginning after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The adoption of SFAS No. 141(R) on January 1, 2009 did not have a material impact on the Company’s financial condition, results of operations, or cash flow.

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

The Company's receivables result primarily from the sale of transportation and logistics services. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Accounts receivable which consist of both billed and unbilled receivables are recorded at their invoiced amount and are presented net of an allowance for doubtful accounts. Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectibility. Accounts receivable balances consist of the following components as of December 31, 2008 and 2007:

	2008	2007
	(in thousands)

Billed	$41,247	$53,439
Unbilled	4,724	6,849
Allowance for doubtful accounts	(2,156)	(1,891)

Total accounts receivable—net	$43,815	$58,397

An analysis of changes in the allowance for doubtful accounts for the years ended December 31, 2008, 2007, and 2006 follows:

	2008	2007	2006
	(in thousands)

Balance—beginning of year	$1,891	$1,457	$2,030
Provision for bad debts	353	607	354
Charge-offs	(104)	(361)	(960)
Recoveries	16	188	33
Balance—end of year	$2,156	$1,891	$1,457

3.	MARKETABLE EQUITY SECURITIES

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). SFAS No. 115 requires companies to classify their investments as trading, available-for-sale or held-to-maturity. The Company’s investments in marketable securities are classified as either trading or available-for-sale and consist of equity securities. Management determines the appropriate classification of these securities at the time of purchase and re-evaluates such designation as of each balance sheet date. During 2008, the Company sold certain securities which were held as available-for-sale and had a cost basis of approximately $718,000. The proceeds on these sales totaled approximately $625,000 which resulted in a realized loss of approximately $93,000. Also during 2008, three securities were transferred from available-for-sale to trading. These securities were transferred because, historically, they have significantly underperformed in relation to their benchmarks. The resulting loss  recognized was $55,000. Also during 2008, two securities were transferred from trading to available-for-sale. These securities were transferred at their market value at the time of transfer. During 2007, the Company sold certain securities which were held as available-for-sale and had a cost basis of approximately $550,000. The proceeds on these sales totaled approximately $1,622,000 which resulted in a realized gain of approximately $1,071,000. Also during 2007, two securities were transferred from available-for-sale to trading. These securities were transferred because, historically, they have significantly underperformed in relation to their benchmarks. The resulting gain recognized was not material.

Marketable equity securities are carried at fair value, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income in shareholders’ equity. Realized gains and losses, declines in value judged to be other-than-temporary on available-for-sale securities, and increases or decreases in value on trading securities, if any, are included in the determination of net income. A quarterly evaluation is performed in order to judge whether declines in value below cost should be considered temporary and when losses are deemed to be other-than-temporary. Several factors are considered in this evaluation process including the severity and duration of the decline in value, the financial condition and near-term outlook for the specific issuer and the Company’s ability to hold the securities. There were no securities in a cumulative loss position for twelve months or longer at December 31, 2008. However, based on the severity of declines in certain securities during 2008 and the fact that the Company has no evidence that indicates these securities will regain a value equal to or greater than their cost basis, their declines in value have been determined to be other-than-temporary. As a result of this evaluation, the Company recorded an impairment charge of approximately $5.2 million in its statement of operations for the year ending December 31, 2008. These declines came primarily from our equity securities in the financial and insurance sectors, which have experienced severe declines recently in their respective stock prices. The cost of securities sold is based on the specific identification method and interest and dividends on securities are included in non-operating income.

As of December 31, 2008, equity securities classified as available-for-sale and equity securities classified as trading had a cost basis of approximately $11,134,000 and $505,000, respectively and fair market values of approximately $12,090,000 and $450,000, respectively. For the year ended December 31, 2008, the Company had net unrealized losses in market value on securities classified as available-for-sale of approximately $1,310,000, net of deferred income taxes. These securities had gross unrealized gains of approximately $2,193,000 and gross unrealized losses of approximately $1,237,000. As of December 31, 2008, the total unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $611,000.

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

The following table shows the Company’s investments’ approximate gross unrealized losses and fair value at December 31, 2008 and 2007. These investments consist of equity securities. As of December 31, 2008 and 2007 there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	2008		2007
	(in thousands)
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses

Equity securities – Available for sale	$4,775	$1,237	$5,308	$1,541
Equity securities – Trading	372	67	409	31

Totals	$5,147	$1,304	$5,717	$1,572

The market value of the Company’s equity securities are used as collateral against any outstanding margin account borrowings. As of December 31, 2008, the Company had borrowed approximately $6.9 million under its margin account for the purchase of marketable equity securities and as a source of short-term liquidity.

4.	INTANGIBLE ASSETS

The Company has tested goodwill for impairment annually in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, since the adoption of the standard in January of 2002.  In addition to the annual test performed on December 31 of each year, goodwill is monitored for changes in events or circumstances that indicate that impairment might exist in interim periods.  Our test for impairment of goodwill is performed on the Company as a whole, as we determined at adoption of the standard that our reporting units can be aggregated, and facts and circumstances subsequent to adoption have not changed this assessment. The annual assessment of impairment was completed on December 31, 2008 and the Company determined that there was impairment as of that date.

The impairment of our goodwill was triggered by the sustained decline of our market capitalization caused by a decrease in our stock price during 2008. In the fourth quarter of 2008 we determined that our market capitalization compared to the carrying amount of the Company indicated that impairment was probable and that the second step of impairment testing was necessary. The second step of our impairment test required the calculation of the fair value of the Company and the subsequent allocation of the fair value to the assets and liabilities of the Company. The excess fair value after this allocation is performed represents the implied goodwill of the Company, if any, and was zero at December 31, 2008. As a result we incurred an impairment expense for the entire balance of our goodwill or $15.4 million in the fourth quarter of 2008.

Goodwill at December 31 is summarized as follows:

	2008	2007	2006
	(in thousands)

Goodwill, beginning of year	$15,413	$15,413	$15,413
Goodwill acquired	-	-	-
Goodwill impairment	(15,413)	-	-

Goodwill—end of year	$-	$15,413	$15,413

Non-compete agreements are amortized on a straight-line basis over the contractual term of the related agreement. Amortization expense associated with non-compete agreements was approximately $17,000, $200,000 and $200,000, for the years ending December 31, 2008, 2007 and 2006. The Company's non-compete agreements at December 31 are summarized as follows:

	2008	2007
	(in thousands)

Non-compete agreements, original cost	$1,000	$1,000
Accumulated amortization	(1,000)	(983)

Non-compete agreements—net	$-	$17

5.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at December 31 are summarized as follows:

	2008	2007
	(in thousands)

Payroll	$1,039	$1,818
Accrued vacation	1,932	1,966
Taxes—other than income	2,174	2,598
Interest	122	123
Driver escrows	938	1,023
Margin account borrowings	6,871	-
Self-insurance claims reserves	2,608	2,795

Total accrued expenses and other liabilities	$15,684	$10,323

6.	CLAIMS LIABILITIES

With respect to physical damage for trucks, cargo loss and auto liability, the Company maintains insurance coverage to protect it from certain business risks. These policies are with various carriers and have per occurrence deductibles of $2,500, $10,000 and $2,500 respectively. Since 2002, the Company has elected to self insure itself for physical damage to trailers. The Company maintains workers’ compensation coverage in Arkansas, Ohio, Oklahoma, Mississippi, and Florida with a $500,000 self-insured retention and a $500,000 per occurrence excess policy. The Company has elected to opt out of workers' compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has reserved for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers’ compensation claims. Letters of credit aggregating $353,000 and certificates of deposit totaling $200,000 are held by banks as security for workers’ compensation claims. The Company self insures for employee health claims with a stop loss of $225,000 per covered employee per year and estimates its liability for claims incurred but not reported.

7.	LONG-TERM DEBT

Long-term debt at December 31, consists of the following:

	2008	2007
	(in thousands)
Line of credit with a bank—due May 31, 2009, and
collateralized by accounts receivable (1)	$3,744	$28,192
Line of credit with a bank—due June 30, 2008, and
collateralized by revenue equipment (2)	-	15,000
Equipment financing (3)	45,676	-
Note payable (4)	980	1,767
Other (5)	1,020	1,124
Other (6)	-	154
Total long-term debt	$51,420	$46,237
Less current maturities	(15,928)	(2,065)

Long-term debt—net of current maturities	$35,492	$44,172

(1)
Line of credit agreement with a bank provides for maximum borrowings of $30.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of LIBOR as of the first day of the month plus 1.25% (3.15% at December 31, 2008). Monthly payments of interest are required under this agreement. Also, under the terms of the agreement the Company must have (a) a debt to equity ratio of no more than 2:1, and (b) maintain a tangible net worth of at least $125 million. The Company was in compliance with all provisions of the agreement at December 31, 2008.

(2)	Matured line of credit agreement with a bank which provided for maximum borrowings of $30.0 million through the maturity date of June 30, 2008. The Company did not renew the line of credit.

(3)
Equipment financings consist of installment obligations for revenue equipment purchases, payable in various monthly installments with various maturity dates through January 2012, at a weighted average interest rate of 4.80% and collateralized by revenue equipment.

(4)
6.0% note to the former owner of an acquired entity with an original face amount of $4,974,612, payable in monthly installments of $72,672 through March 2010 and secured by a letter of credit held by a bank.

(5)	3.85% note to insurance premium finance company at December 31, 2008 with an original face amount of $1,740,528, payable in monthly installments of $147,615 through August 2009.

(6)	5.23% note to insurance premium finance company at December 31, 2007 with an original face amount of $154,023, payable in monthly installments of $19,547 through August 2008.

The Company has provided letters of credit to third parties totaling approximately $1,640,000 at December 31, 2008. The letters are held by these third parties to assist such parties in collection of any amounts due by the Company should the Company default in its commitments to the parties.

Scheduled annual maturities on long-term debt outstanding at December 31, 2008, are:

(in thousands)

2009	$15,928
2010	12,688
2011	18,868
2012	3,936
2013	-

Total	$51,420

8.	CAPITAL STOCK

The Company's authorized capital stock consists of 40,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. At December 31, 2008, there were 11,368,207 shares of our common stock issued and 9,409,607 shares outstanding. No shares of our preferred stock were issued or outstanding at December 31, 2008.

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

Preferred Stock

Preferred stock may be issued from time to time by our Board of Directors, without stockholder approval, in such series and with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or other provisions, as may be fixed by the Board of Directors in the resolution authorizing their issuance. The issuance of preferred stock by the Board of Directors could adversely affect the rights of holders of shares of common stock; for example, the issuance of preferred stock could result in a class of securities outstanding that would have certain preferences with respect to dividends and in liquidation over the common stock, and that could result in a dilution of the voting rights, net income per share and net book value of the common stock. As of December 31, 2008, we have no agreements or understandings for the issuance of any shares of preferred stock.

Treasury Stock

In April 2005, our Board of Directors authorized the repurchase of up to 600,000 shares of our common stock during the six month period ending October 11, 2005. These 600,000 shares were all repurchased by September 30, 2005. On September 6, 2005 our Board of Directors authorized an extension of the stock repurchase program until September 2006 and the repurchase of up to an additional 900,000 shares of our common stock. The Company repurchased 458,600 of these additional shares prior to December 31, 2005 and made no additional purchases during 2006.

In May 2007, our Board of Directors authorized the repurchase of up to 600,000 shares of our common stock during the twelve month period following the announcement. Subsequent to the date of the announcement and through the remainder of 2007, the Company repurchased 471,500 shares of its common stock. The remaining 128,500 shares authorized were repurchased during the first three months of 2008.

In June 2008, our Board of Directors authorized the repurchase of up to 300,000 shares of our common stock during the twelve month period following the announcement. Subsequent to the date of the announcement and through the remainder of 2008, the Company repurchased 300,000 shares of its common stock.

The Company accounts for Treasury stock using the cost method and as of December 31, 2008, 1,958,600 shares were held in the treasury at an aggregate cost of approximately $29,127,000.

9.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was comprised of net income (loss) plus or minus market value adjustments related to fuel hedges, interest rate swap agreements and marketable securities. The components of comprehensive income (loss) were as follows:

	2008	2007	2006
	(in thousands)

Net (loss) income	$(18,765)	$2,653	$17,964

Other comprehensive income (loss):
Reclassification adjustment for realized losses
(gains) on marketable securities, included
in net income, net of income taxes	11	(359)	-
Reclassification adjustment for losses on
derivative instruments included in net income
accounted for as hedges, net of income taxes	-	-	18
Reclassification adjustment for unrealized
losses on marketable securities, included in
net income, net of income taxes	3,214	55	53
Change in fair value of interest rate
swap agreements, net of income taxes	-	-	1
Change in fair value of marketable
securities, net of income taxes	(4,535)	(917)	1,349

Total comprehensive (loss) income	$(20,075)	$1,432	$19,385

10.	SIGNIFICANT CUSTOMERS AND INDUSTRY CONCENTRATION

In 2008, 2007, and 2006, one customer, who is in the automobile manufacturing industry, accounted for 31%, 38% and 41% of revenues, respectively. The Company also provides transportation services to other manufacturers who are suppliers for automobile manufacturers including suppliers for the Company’s largest customer. As a result, concentration of the Company’s business within the automobile industry is significant. Of the Company’s revenues for 2008, 2007, and 2006, 40%, 49%, and 52%, respectively, were derived from transportation services provided to the automobile manufacturing industry. Accounts receivable from the largest customer totaled approximately $17,628,000 and $25,830,000 at December 31, 2008 and 2007, respectively.

11.	FEDERAL AND STATE INCOME TAXES

Under SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax reporting purposes.

Significant components of the Company’s deferred tax liabilities and assets at December 31 are as follows:

	2008		2007
	(in thousands)
	Current	Long-Term	Current	Long-Term

Deferred tax liabilities:
Property and equipment	$-	$60,011	$-	$52,062
Unrealized gains on securities	345	-	1,423	-
Prepaid expenses and other	3,584	-	5,650	3,428

Total deferred tax liabilities	3,929	60,011	7,073	55,490

Deferred tax assets:
Allowance for doubtful accounts	801	-	718	-
Alternative minimum tax credit	-	447	-	481
Compensated absences	597	-	630	-
Self-insurance allowances	248	-	492	-
Share-based compensation	-	328	-	289
Goodwill	-	1,161	-	-
Marketable equity securities	2,101	-	-	-
Net operating loss carryover	-	10,279	-	722
Non-competition agreement	-	412	-	494
Other	25	30	116	-

Total deferred tax assets	3,772	12,657	1,956	1,986

Net deferred tax liability	$157	$47,354	$5,117	$53,504

The reconciliation between the effective income tax rate and the statutory Federal income tax rate for the years ended December 31, 2008, 2007 and 2006 is presented in the following table:

	2008		2007		2006
	(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent

Income tax at the
statutory federal rate	$(9,989)	34.0	$1,571	34.0	$10,513	35.0
Nondeductible expense	923	(3.1)	381	8.3	378	1.3
State income taxes—net
of federal benefit	(1,549)	5.2	14	0.3	1,182	3.9
Total income taxes	$(10,615)	36.1	$1,966	42.6	$12,073	40.2

The provision for income taxes consisted of the following:

	2008	2007	2006
	(in thousands)
Current:
Federal	$(26)	$305	$8,397
State	340	(88)	1,371
	314	217	9,768
Deferred:
Federal	(8,865)	1,295	1,768
State	(2,064)	454	537
	(10,929)	1,749	2,305

Total income tax expense	$(10,615)	$1,966	$12,073

The Company has alternative minimum tax credits of approximately $450,000 at December 31, 2008, which have no expiration date under the current federal income tax laws. The Company also has a net operating loss carryover for federal income purposes of approximately $10.3 million which will expire after the year 2029.

The Company does not have any material accrued interest or penalties associated with any unrecognized tax benefits. The Company's policy is to account for interest and penalties related to uncertain tax positions, if any, in income tax expense. There was no change in total gross unrecognized tax benefit liabilities for the year ended December 31, 2008.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which the Company operates generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2005 through 2007 remain open to examination in those jurisdictions.

During 2007, the Company contracted with a third-party qualified intermediary in order to implement a like-kind exchange tax program. Under the program, dispositions of eligible trucks or trailers and acquisitions of replacement trucks or trailers are made in a form whereby any associated tax gains related to the disposal are deferred. To qualify for like-kind exchange treatment, we exchange, through our qualified intermediary, eligible trucks or trailers being disposed with trucks or trailers being acquired that allows us to generally carryover the tax basis of the trucks or trailers sold. The program is expected to result in a significant deferral of federal and state income taxes. Under the program, the proceeds from the sale of eligible trucks or trailers carry a Company-imposed restriction for the acquisition of replacement trucks or trailers. These proceeds may be disqualified under the program at any time and at the Company’s sole discretion, however income tax deferral would not be available on any sale for which the Company disqualifies the related proceeds. At December 31, 2008, the Company had $31,000 of restricted cash held by the third-party qualified intermediary. At December 31, 2007, the Company had $4.1 million of restricted cash held by the third-party qualified intermediary. There were no cash restrictions for any periods prior to the program implementation occurring during 2007.

12.	SHARE-BASED COMPENSATION

The Company maintains a stock option plan under which incentive stock options and nonqualified stock options may be granted. On March 2, 2006, the Company’s Board of Director’s adopted, and shareholders later approved, the 2006 Stock Option Plan (the “2006 Plan”). The 2006 Plan replaces the expired 1995 Stock Option Plan which had 263,500 options remaining which were never issued. Under the 2006 Plan 750,000 shares are reserved for the issuance of stock options to directors, officers, key employees and others. The option exercise price under the 2006 Plan is the fair market value of the stock on the date the option is granted. The fair market value is determined by the average of the highest and lowest sales prices for a share of the Company’s common stock, on its primary exchange, on the same date that the option is granted. During 2008, options for 16,000 shares were issued under the 2006 Plan at an option exercise price of $14.98 per share and at December 31, 2008, 702,000 shares were available for granting future options.

Outstanding incentive stock options at December 31, 2008, must be exercised within six years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at December 31, 2008, must be exercised within five to ten years from the date of grant.

In August 2002, the Company granted performance-based variable stock options for 300,000 shares to certain key executives. The exercise price for these awards was fixed at the grant date and was equal to the fair market value of the stock on that date. On the date of grant, options for 60,000 shares vested immediately and vesting of the options for the remaining 240,000 shares was scheduled to occur on a straight-line basis each year from March 15, 2003 through March 15, 2008 upon meeting performance criteria. In order to meet the performance criteria, net income for each fiscal year must be at least equal to 1.05 times net income for the preceding fiscal year, unless net income for the preceding fiscal year was zero or negative, in which case net income for the fiscal year must be at least 90% of net income for the most recent year with positive income. As of December 31, 2008, options for 180,000 shares have vested under this 300,000 share option grant (including those options which immediately vested upon grant) while options for 120,000 shares have been forfeited as the performance criteria were not met for the fiscal years 2003, 2004 and 2007.

The total fair value of options vested during 2008, 2007, and 2006 was approximately $102,000, $501,000, and $511,000, respectively. As of December 31, 2008, the Company did not have any stock-based compensation plans with unrecognized stock-based compensation expense. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $102,000 during 2008 and includes approximately $80,000 recognized as a result of the annual grant of 2,000 shares to each non-employee director during the first quarter of 2008. The Company recognized a total income tax benefit of approximately $29,000 related to stock-based compensation expense during 2008. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 during 2008. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during 2007 was approximately $123,000 and includes approximately $101,000 recognized as a result of the annual grant of 2,000 shares to each non-employee director during the second quarter of 2007. The Company recognized a total income tax benefit of approximately $43,000 related to stock-based compensation expense during 2007. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 during 2007. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during 2006 was approximately $511,000 and includes approximately $111,000 recognized as a result of the annual grant of 2,000 shares to each non-employee director during the second quarter of 2006. The Company recognized a total income tax benefit of approximately $197,000 related to stock-based compensation expense during 2006. The recognition of stock-

based compensation expense decreased diluted and basic earnings per common share by approximately $0.03 during 2006.

Transactions in stock options under these plans are summarized as follows:

	Shares Under Option	Weighted- Average Exercise Price

Outstanding—January 1, 2006:	286,500	$22.22
Granted	16,000	26.73
Exercised	(18,000)	16.67

Outstanding—December 31, 2006:	284,500	$22.83
Granted	16,000	22.92
Exercised	(6,000)	19.95
Canceled	(46,000)	23.34

Outstanding—December 31, 2007:	248,500	$22.81
Granted	16,000	14.98
Canceled	(10,000)	22.68

Outstanding—December 31, 2008:	254,500	$22.32

Options exercisable—December 31, 2008:	254,500	$22.32

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton (“BSM”) option-pricing model using the following assumptions:

	2008	2007	2006

Dividend yield	0%	0%	0%
Volatility range	36.67%—38.54%	37.34%—38.54%	33.34%—38.54%
Risk-free rate range	2.50%—4.38%	4.38%—4.48%	4.38%—5.02%
Expected life	4.3 years—5 years	2.5 years—5 years	2.5 years—5 years
Fair value of options (per share)	$4.98—$8.89	$6.32—$9.45	$6.93—$9.45

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

Information related to the Company’s option activity as of December 31, 2008, and changes during the year then ended is presented below:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding at January 1, 2008	248,500	$22.81
Granted	16,000	14.98
Canceled/forfeited/expired	(10,000)	22.68
Outstanding at December 31, 2008	254,500	$22.32	3.4	$-

Fully vested and exercisable at December 31, 2008	254,500	$22.32	3.4	$-
___________________________
* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on December 31, 2008, was $7.00.

The weighted-average grant-date fair value of options granted during the years 2008, 2007, and 2006 was $4.98, $6.32, and $6.93 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006, was approximately $0, $11,000, and $175,000, respectively.

A summary of the status of the Company’s nonvested options as of December 31, 2008 and changes during the year ended December 31, 2008, is presented below:

	Number of Options	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2008	-	$-
Granted	16,000	4.98
Vested	(16,000)	4.98
Nonvested at December 31, 2008	-	$-

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of December 31, 2008 and the number and weighted average exercise price of options exercisable as of December 31, 2008 is as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$14.98	16,000	4.2	16,000
$16.99	8,000	0.2	8,000
$18.27	10,000	1.2	10,000
$19.88	12,500	3.8	12,500
$22.92	14,000	3.2	14,000
$23.22	180,000	3.7	180,000
$26.73	14,000	2.5	14,000
	254,500	3.4	254,500

Cash received from option exercises totaled approximately $0, $120,000, and $300,000 during the years ended December 31, 2008, 2007, and 2006, respectively. The Company issues new shares upon option exercise.

13.	EARNINGS PER SHARE

The Company applies SFAS No. 128 for computing and presenting earnings per share. Basic earnings per common share were computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share were calculated as follows:

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands, except per share data)

Net (loss) income	$(18,765)	$2,653	$17,964

Basic weighted average common shares outstanding	9,683	10,238	10,296
Dilutive effect of common stock equivalents	-	1	6

Diluted weighted average common shares outstanding	9,683	10,239	10,302

Basic (loss) earnings per share	$(1.94)	$0.26	$1.74

Diluted (loss) earnings per share	$(1.94)	$0.26	$1.74

Options to purchase 253,484, 234,456, and 229,337 shares of common stock were outstanding as of December 31, 2008, 2007, and 2006, respectively, but were not included in the computation of diluted earnings per share because to do so would have an anti-dilutive effect.

14.	BENEFIT PLAN

The Company sponsors a benefit plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deductible contributions to the plan. The plan provides for employer matching contributions of 50% of each participant’s voluntary contribution up to 3% of the participant’s compensation and vests at the rate of 20% each year until fully vested after five years. Total employer matching contributions to the plan totaled approximately $305,000, $340,000 and $330,000 in 2008, 2007 and 2006, respectively.

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

The Company leases certain premises under noncancelable operating lease agreements. Future minimum annual lease payments under these leases are as follows:

2009	$255,765
2010	202,400
2011	187,000
2012	192,000
2013	80,000

Total	$917,165

Total rental expense, net of amounts reimbursed for the years ended December 31, 2008, 2007 and 2006 was approximately $2,243,000, $3,035,000, and $2,369,000, respectively.

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, marketable equity securities, accounts receivable, trade accounts payable, and borrowings.

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

The following items are measured at fair value on a recurring basis and therefore subject to the disclosure requirements of SFAS No. 157 at December 31, 2008:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$12,540	$12,540	-	-

The Company’s investments in marketable equity securities are recorded at fair value based on quoted market prices. The carrying value of cash and cash equivalents, accounts receivable, trade accounts payable, and accrued liabilities approximate fair value due to their short maturities.

The carrying amount for the line of credit approximates fair value because the line of credit interest rate is adjusted frequently.

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying values and estimated fair values of this other long-term debt at December 31, 2008 and 2007 are summarized as follows:

	2008		2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$47,676	$47,432	$3,045	$3,032

The Company adopted SFAS No. 159 effective January 1, 2008 and have not elected the fair value option for our financial instruments.

17.	RELATED PARTY TRANSACTIONS

In the normal course of business, the Company provides and receives transportation, repair and other services for and from companies affiliated with a major stockholder, and recognized $114,112, $1,861,773, and $46,576 in operating revenue and $1,749,955, $1,909,585, and $1,558,371 in operating expenses in 2008, 2007, and 2006, respectively.  In addition, also in the normal course of business, the Company purchased a terminal in Laredo, TX from an affiliate of  a major stockholder for $5,920,969, of which $4,500,000 was paid as of December 31, 2008.  The remaining $1,420,969 was paid in February 2009, subsequent to the completion of an independent appraisal, and is included in amounts payable to affiliates described below.

The Company purchased physical damage insurance through an unaffiliated insurance broker which was written by an insurance company affiliated with a major stockholder. Annual premiums were $2,232,309, $1,927,964 and $1,816,759 for 2008, 2007 and 2006, respectively.

Amounts owed to the Company by these affiliates were $851,471 and $1,183,266 at December 31, 2008 and 2007 respectively. Of the accounts receivable at December 31, 2008, $76,441 represents revenue resulting from maintenance performed in the Company’s maintenance facilities and maintenance charges paid by the Company to third parties on behalf of their affiliate and charged back at the amount paid, $86,358 represents freight transportation and $688,672 represents a prepayment of physical damage insurance premiums. Amounts payable to affiliates at December 31, 2008 and 2007 were $1,526,428 and $198,416 respectively.

18.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present quarterly financial information for 2008 and 2007:

	2008
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Operating revenues	$105,820	$110,930	$105,958	$84,014
Operating expenses	109,786	112,460	107,240	99,190

Operating (loss) income	(3,966)	(1,530)	(1,282)	(15,176)
Non-operating (expense) income	(206)	(14)	(3,377)	(1,400)
Interest expense	568	532	614	714
Income tax (benefit) expense	(1,912)	(744)	(2,092)	(5,866)

Net (loss) income	$(2,828)	$(1,332)	$(3,181)	$(11,424)

Net (loss) income per common share:
Basic	$(0.29)	$(0.14)	$(0.33)	$(1.19)
Diluted	$(0.29)	$(0.14)	$(0.33)	$(1.19)

Average common shares outstanding:
Basic	9,795	9,708	9,665	9,564
Diluted	9,795	9,708	9,665	9,564

	2007
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Operating revenues	$98,809	$106,700	$101,171	$102,162
Operating expenses	96,475	102,528	100,688	103,785

Operating income	2,334	4,172	483	(1,623)
Non-operating income	241	167	199	1,099
Interest expense	487	676	620	670
Income tax expense (benefit)	823	1,471	26	(354)

Net income (loss)	$1,265	$2,192	$36	$(840)

Net income (loss) per common share:
Basic	$0.12	$0.21	$0.00	$(0.08)
Diluted	$0.12	$0.21	$0.00	$(0.08)

Average common shares outstanding:
Basic	10,305	10,306	10,265	10,077
Diluted	10,308	10,307	10,266	10,077

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
P.A.M. Transportation Services, Inc. and Subsidiaries

We have audited P.A.M. Transportation Services, Inc. (a Delaware Corporation) and subsidiaries’ (collectively, the Company)  internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of P.A.M. Transportation Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 6, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
March 6, 2009

Item 9B. Other Information.

None.

PART III

Portions of the information required by Part III of Form 10-K are, pursuant to General Instruction G (3) of Form 10-K, incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held on May 28, 2009. We will, within 120 days of the end of our fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

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

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2008, information about compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans approved by Security Holders	254,500	$22.32	702,000

Equity Compensation Plans not approved by Security Holders	-0-	-0-	-0-

Total	254,500	$22.32	702,000

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

Report of Independent Registered Public Accounting Firm - Grant Thornton LLP
Consolidated Balance Sheets - December 31, 2008 and 2007
Consolidated Statements of Operations - Years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Shareholders’ Equity and Other Comprehensive Income (Loss) - Years ended   December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows - Years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted as the requiredinformation is inapplicable, or because the information is presented in the consolidated financial statements or related notes.

(3)	Exhibits.

The following exhibits are filed with or incorporated by reference into this Report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Form S-1 Registration Statement under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986 (“1986 S-1”); (ii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (“6/30/94 10-Q”); (iii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (“6/30/95 10-Q”); (iv) the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (“9/30/96 10-Q”); (v) the Form S-8 Registration Statement filed on June 11, 1999 (“6/11/99 S-8”); (vi) the Annual Report on Form 10-K for the year ended December 31, 2001 (“2001 10-K”); (vii) the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“3/31/02 10-Q”); (viii) the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (“9/30/2004 10-Q”); (ix) Form 8-K filed on March 7, 2005 (“3/07/2005 8-K”); (x) Form 8-K filed on May 31, 2006 (“5/31/2006 8-K”); (xi) Form 8-K filed on July 28, 2006 (“7/28/2006 8-K”); (xii) the Form 8-K filed on December 11, 2007 (“12/11/2007 8-K”); or (xiii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (“6/30/06 10-Q”); (xiv) the Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 10-K”).

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

*4.3.1		First Amendment to Security Agreement dated June 28, 1995 by and between P.A.M. Transport, Inc. and First Tennessee Bank National Association (Exh. 4.2.2, 6/30/95 10-Q)

*4.3.2		Security Agreement dated June 27, 1995 by and between Choctaw Express, Inc. and First Tennessee Bank National Association (Exh. 4.1.3, 6/30/95 10-Q)

*4.3.3		Guaranty Agreement of P.A.M. Transportation Services, Inc. dated June 27, 1995 in favor of First Tennessee Bank National Association $10,000,000 line of credit (Exh. 4.1.4, 6/30/95 10-Q)

*4.4
Second Amendment to Loan Agreement dated July 3, 1996 by P.A.M. Transport, Inc., First Tennessee Bank National Association and P.A.M. Transportation Services, Inc., together with Promissory Note in the principal amount of $5,000,000 (Exh. 4.1.1, 9/30/96 10-Q)

*4.4.1		Second Amendment to Security Agreement dated July 3, 1996 by and between P.A.M. Transport, Inc. and First Tennessee National Bank Association (Exh. 4.1.2, 9/30/96 10-Q)

*4.4.2		First Amendment to Security Agreement dated July 3, 1996 by and between Choctaw Express, Inc. and First Tennessee Bank National Association (Exh. 4.1.3, 9/30/96 10-Q)

*4.4.3		Security Agreement dated July 3, 1996 by and between Allen Freight Services, Inc. and First Tennessee Bank National Association (Exh. 4.1.4, 9/30/96 10-Q)

*4.5.1		Loan Agreement dated as of November 22, 2000 by and between P.A.M. Transport, Inc. and SunTrust Bank (Exh. 4.5.1, 2001 10-K)

*4.5.2		Revolving Credit Note dated November 22, 2000 (Exh. 4.5.2, 2001 10-K)

*4.5.3		Security Agreement by and between P.A.M. Transport, Inc. and SunTrust Bank (Exh. 4.5.3, 2001 10-K)

*4.5.4		First Amendment to Loan Agreement, Revolving Credit Note and Security Deposit (Exh. 4.5.4, 2001 10-K)

*4.6		Fourth Amendment to Loan Agreement dated July 26, 1994 among First Tennessee Bank National Association, Registrant and P.A.M. Transport, Inc. together with Promissory Note (Exh. 4.6, 2007 10-K)

*10.1	(1)	Employment Agreement between the Registrant and Robert W. Weaver, dated July 10, 2006 (Exh. 10.1, 7/28/2006 8-K)

*10.2	(1)	Employment Agreement between the Registrant and W. Clif Lawson, dated June 1, 2006 (Exh. 10.2, 7/28/2006 8-K)

*10.3	(1)	Employment Agreement between the Registrant and Larry J. Goddard, dated June 1, 2006 (Exh. 10.3, 7/28/2006 8-K)

*10.4	(1)	1995 Stock Option Plan, as Amended and Restated (Exh. 4.1, 6/11/99 S-8)

*10.4.1	(1)	Amendment to 1995 Stock Option Plan (Exh. 10.1, 3/07/2005 8-K)

*10.4.2	(1)	2006 Stock Option Plan (Exh. 10.1, 5/31/2006 8-K)

*10.5		Interest rate swap agreement, dated March 1, 2001 (Exh. 10.5, 2001 10-K)

*10.6		Interest rate swap agreement dated June 1, 2001 (Exh. 10.6, 2001 10-K)

*10.7	(1)	Employee Non-Qualified Stock Option Agreement (Exh. 10.1, 9/30/2004 10-Q)

*10.8	(1)	Director Non-Qualified Stock Option Agreement (Exh. 10.2, 9/30/2004 10-Q)

*10.8.1	(1)	Form of Non-Qualified Stock option Agreement for Non-Employee Director stock options that are granted under the 2006 Stock Option Plan (Exh. 10.2, 5/31/2006 8-K)

*10.9	(1)	Executive Incentive Plan (Exh. 10.2, 6/30/2006 10-Q)

*10.10	(1)	Consulting Agreement between the Registrant and Manuel J. Moroun, dated December 6, 2007 (Exh. 10.10, 2007 10-K)

21.1		Subsidiaries of the Registrant

23.1		Consent of Grant Thornton LLP

31.1		Rule 13a-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a) Certification of Principal Financial Officer

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

(1) Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: March 13, 2009	By:	/s/ Robert W. Weaver
ROBERT W. WEAVER
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 13, 2009	By:	/s/ Frederick P. Calderone
FREDERICK P. CALDERONE, Director

Dated: March 13, 2009	By:	/s/ Frank L. Conner
FRANK L. CONNER, Director

Dated: March 13, 2009	By:	/s/ W. Scott Davis
W. SCOTT DAVIS, Director

Dated: March 13, 2009	By:	/s/ Christopher L. Ellis
CHRISTOPHER L. ELLIS, Director

Dated: March 13, 2009	By:	/s/ Larry J. Goddard
LARRY J. GODDARD
Vice President-Finance, Chief Financial Officer,
Secretary and Treasurer
(principal financial and accounting officer)

Dated: March 13, 2009	By:	/s/ Manuel J. Moroun
MANUEL J. MOROUN, Director

Dated: March 13, 2009	By:	/s/ Matthew T. Moroun
MATTHEW T. MOROUN, Director and Chairman of the Board

Dated: March 13, 2009	By:	/s/ Daniel C. Sullivan
DANIEL C. SULLIVAN, Director

Dated: March 13, 2009	By:	/s/ Robert W. Weaver
ROBERT W. WEAVER,
President and Chief Executive Officer, Director
(principal executive officer)

Dated: March 13, 2009	By:	/s/ Charles F. Wilkins
CHARLES F. WILKINS, Director

EXHIBIT INDEX

The following exhibits are filed with or incorporated by reference into this Report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Form S-1 Registration Statement under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986 (“1986 S-1”); (ii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (“6/30/94 10-Q”); (iii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (“6/30/95 10-Q”); (iv) the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (“9/30/96 10-Q”); (v) the Form S-8 Registration Statement filed on June 11, 1999 (“6/11/99 S-8”); (vi) the Annual Report on Form 10-K for the year ended December 31, 2001 (“2001 10-K”); (vii) the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“3/31/02 10-Q”); (viii) the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (“9/30/2004 10-Q”); (ix) Form 8-K filed on March 7, 2005 (“3/07/2005 8-K”); (x) Form 8-K filed on May 31, 2006 (“5/31/2006 8-K”); (xi) Form 8-K filed on July 28, 2006 (“7/28/2006 8-K”); (xii) the Form 8-K filed on December 11, 2007 (“12/11/2007 8-K”); or (xiii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (“6/30/06 10-Q”); (xiv) the Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 10-K”).

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

*4.3.1	First Amendment to Security Agreement dated June 28, 1995 by and between P.A.M. Transport, Inc. and First Tennessee Bank National Association (Exh. 4.2.2, 6/30/95 10-Q)

*4.3.2	Security Agreement dated June 27, 1995 by and between Choctaw Express, Inc. and First Tennessee Bank National Association (Exh. 4.1.3, 6/30/95 10-Q)

*4.3.3	Guaranty Agreement of P.A.M. Transportation Services, Inc. dated June 27, 1995 in favor of First Tennessee Bank National Association $10,000,000 line of credit (Exh. 4.1.4, 6/30/95 10-Q)

*4.4
Second Amendment to Loan Agreement dated July 3, 1996 by P.A.M. Transport, Inc., First Tennessee Bank National Association and P.A.M. Transportation Services, Inc., together with Promissory Note in the principal amount of $5,000,000 (Exh. 4.1.1, 9/30/96 10-Q)

*4.4.1	Second Amendment to Security Agreement dated July 3, 1996 by and between P.A.M. Transport, Inc. and First Tennessee National Bank Association (Exh. 4.1.2, 9/30/96 10-Q)

*4.4.2	First Amendment to Security Agreement dated July 3, 1996 by and between Choctaw Express, Inc. and First Tennessee Bank National Association (Exh. 4.1.3, 9/30/96 10-Q)

*4.4.3	Security Agreement dated July 3, 1996 by and between Allen Freight Services, Inc. and First Tennessee Bank National Association (Exh. 4.1.4, 9/30/96 10-Q)

*4.5.1		Loan Agreement dated as of November 22, 2000 by and between P.A.M. Transport, Inc. and SunTrust Bank (Exh. 4.5.1, 2001 10-K)

*4.5.2		Revolving Credit Note dated November 22, 2000 (Exh. 4.5.2, 2001 10-K)

*4.5.3		Security Agreement by and between P.A.M. Transport, Inc. and SunTrust Bank (Exh. 4.5.3, 2001 10-K)

*4.5.4		First Amendment to Loan Agreement, Revolving Credit Note and Security Deposit (Exh. 4.5.4, 2001 10-K)

*4.6		Fourth Amendment to Loan Agreement dated July 26, 1994 among First Tennessee Bank National Association, Registrant and P.A.M. Transport, Inc. together with Promissory Note (Exh. 4.6, 2007 10-K)

*10.1	(1)	Employment Agreement between the Registrant and Robert W. Weaver, dated July 10, 2006 (Exh. 10.1, 7/28/2006 8-K)

*10.2	(1)	Employment Agreement between the Registrant and W. Clif Lawson, dated June 1, 2006 (Exh. 10.2, 7/28/2006 8-K)

*10.3	(1)	Employment Agreement between the Registrant and Larry J. Goddard, dated June 1, 2006 (Exh. 10.3, 7/28/2006 8-K)

*10.4	(1)	1995 Stock Option Plan, as Amended and Restated (Exh. 4.1, 6/11/99 S-8)

*10.4.1	(1)	Amendment to 1995 Stock Option Plan (Exh. 10.1, 3/07/2005 8-K)

*10.4.2	(1)	2006 Stock Option Plan (Exh. 10.1, 5/31/2006 8-K)

*10.5		Interest rate swap agreement, dated March 1, 2001 (Exh. 10.5, 2001 10-K)

*10.6		Interest rate swap agreement dated June 1, 2001 (Exh. 10.6, 2001 10-K)

*10.7	(1)	Employee Non-Qualified Stock Option Agreement (Exh. 10.1, 9/30/2004 10-Q)

*10.8	(1)	Director Non-Qualified Stock Option Agreement (Exh. 10.2, 9/30/2004 10-Q)

*10.8.1	(1)	Form of Non-Qualified Stock option Agreement for Non-Employee Director stock options that are granted under the 2006 Stock Option Plan (Exh. 10.2, 5/31/2006 8-K)

*10.9	(1)	Executive Incentive Plan (Exh. 10.2, 6/30/2006 10-Q)

*10.10	(1)	Consulting Agreement between the Registrant and Manuel J. Moroun, dated December 6, 2007 (Exh. 10.10, 2007 10-K)

21.1		Subsidiaries of the Registrant

23.1		Consent of Grant Thornton LLP

31.1		Rule 13a-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a) Certification of Principal Financial Officer

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

(1) Management contract or compensatory plan or arrangement.