Form 10-Q
period 2009-03-31
PAM TRANSPORTATION SERVICES INC
filed 2009-05-07
CIK 798287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2009
Common Stock, $.01 Par Value	9,409,607

P.A.M. TRANSPORTATION SERVICES, INC.
Form 10-Q
For The Quarter Ended March 31, 2009

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (in thousands, except share and per share data)
	March 31,	December 31,
	2009	2008
ASSETS	(unaudited)	(see note)
Current assets:
Cash and cash equivalents	$473	$858
Accounts receivable-net:
Trade	39,874	43,815
Other	1,227	1,088
Inventories	824	858
Prepaid expenses and deposits	11,952	9,443
Marketable equity securities	10,521	12,540
Deferred income taxes-current	173	-
Income taxes refundable	484	524
Total current assets	65,528	69,126

Property and equipment:
Land	4,924	4,916
Structures and improvements	13,650	13,596
Revenue equipment	312,849	320,188
Office furniture and equipment	7,605	7,606
Total property and equipment	339,028	346,306
Accumulated depreciation	(128,244)	(125,742)
Net property and equipment	210,784	220,564

Other assets:
Other	664	671
Total other assets	664	671
TOTAL ASSETS	$276,976	$290,361

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,823	$20,269
Accrued expenses and other liabilities	10,760	15,684
Current maturities of long-term debt	14,537	15,928
Deferred income taxes-current	-	157
Total current liabilities	39,120	52,038

Long-term debt-less current portion	40,791	35,492
Deferred income taxes-less current portion	45,532	47,354
Total liabilities	125,443	134,884

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,368,207 and
11,368,207 shares issued; 9,409,607 and 9,409,607 shares outstanding
at March 31, 2009 and December 31, 2008, respectively	114	114
Additional paid-in capital	77,688	77,659
Accumulated other comprehensive (loss) income	(16)	611
Treasury stock, at cost; 1,958,600 shares	(29,127)	(29,127)
Retained earnings	102,874	106,220
Total shareholders’ equity	151,533	155,477
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$276,976	$290,361

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
OPERATING REVENUES:
Revenue, before fuel surcharge	$60,270	$86,445
Fuel surcharge	5,548	19,375
Total operating revenues	65,818	105,820

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	24,073	34,497
Fuel expense	13,004	37,422
Rents and purchased transportation	9,076	9,520
Depreciation	8,810	8,987
Operating supplies and expenses	6,402	8,019
Operating taxes and licenses	3,212	4,359
Insurance and claims	3,042	4,552
Communications and utilities	698	812
Other	1,158	1,384
(Gain) loss on disposition of equipment	(43)	234
Total operating expenses and costs	69,432	109,786

OPERATING LOSS	(3,614)	(3,966)

NON-OPERATING EXPENSE	(867)	(206)
INTEREST EXPENSE	(664)	(568)

LOSS BEFORE INCOME TAXES	(5,145)	(4,740)

FEDERAL AND STATE INCOME TAX BENEFIT:
Current	-	-
Deferred	(1,799)	(1,912)
Total federal and state income tax benefit	(1,799)	(1,912)

NET LOSS	$(3,346)	$(2,828)

LOSS PER COMMON SHARE:
Basic	$(0.36)	$(0.29)
Diluted	$(0.36)	$(0.29)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,410	9,795
Diluted	9,410	9,795

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Three Months Ended
	March 31,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(3,346)	$(2,828)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	8,810	8,987
Bad debt expense	231	6
Stock compensation-net of excess tax benefits	29	86
Non-compete agreement amortization-net of payments	-	(17)
Provision for deferred income taxes	(1,799)	(1,912)
Reclassification of unrealized loss on marketable equity securities	996	369
(Gain) loss on sale or reclass of marketable equity securities	(22)	75
(Gain) loss on sale or disposal of equipment	(43)	234
Changes in operating assets and liabilities:
Accounts receivable	3,730	(6,444)
Prepaid expenses, inventories, and other assets	(2,468)	1,759
Income taxes refundable	40	1,342
Trade accounts payable	(2,123)	796
Accrued expenses	1,947	2,024
Net cash provided by operating activities	5,982	4,477

INVESTING ACTIVITIES:
Purchases of property and equipment	(7,359)	(2,973)
Proceeds from sale or disposal of equipment	4,050	1,711
Change in restricted cash	(160)	270
Net sales (purchases) of marketable equity securities	65	(2,813)
Net cash used in investing activities	(3,404)	(3,805)

FINANCING ACTIVITIES:
Borrowings under line of credit	84,267	120,738
Repayments under line of credit	(82,108)	(118,497)
Borrowings of long-term debt	6,737	-
Repayments of long-term debt	(4,988)	(746)
Borrowings under margin account	-	-
Repayments under margin account	(6,871)	-
Repurchases of common stock	-	(1,931)
Exercise of stock options	-	-
Net cash used in financing activities	(2,963)	(436)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(385)	236

CASH AND CASH EQUIVALENTS-Beginning of period	858	407

CASH AND CASH EQUIVALENTS-End of period	$473	$643

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$627	$612
Income taxes	$25	$48

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$121	$14,773

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Shareholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Other Comprehensive Loss	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total

Balance at December 31, 2008	9,410	$114	$77,659		$611	$(29,127)	$106,220	$155,477

Components of comprehensive loss:
Net loss				$(3,346)			(3,346)	(3,346)
Other comprehensive loss:
Unrealized loss on marketable
securities, net of tax of $(354)				(627)	(627)			(627)
Total comprehensive loss				$(3,973)

Share-based compensation			29					29

Balance at March 31, 2009	9,410	$114	$77,688		$(16)	$(29,127)	$102,874	$151,533

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2009

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

NOTE B:  RECENT ACCOUNTING PRONOUNCEMENTS
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP 157-4”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. This FSP applies to all fair value measurements when appropriate. The adoption of FAS 157-4 is not expected to have a material impact on the Company’s financial condition, results of operations, or cash flow.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 115-2 amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The adoption of FAS 115-2 is not expected to have a material impact on the Company’s financial condition, results of operations, or cash flow as the Company presently has no debt securities.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 107-1 requires an entity to provide the annual disclosures required by FASB Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, in its interim financial statements. The Company will provide the additional disclosures required by FSP 107-1 in its quarterly report on Form 10-Q for the period ended June 30, 2009.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of SFAS No. 161 did not have a material impact on the Company’s financial condition, results of operations, or cash flow as the Company presently has no derivative instruments or hedging activities.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS No. 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS No. 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS No. 160 to fiscal years preceding the effective date are not permitted. The adoption of SFAS No. 160 did not have a material impact on the Company’s financial condition, results of operations, or cash flow.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in earnings, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS No. 141(R) is required for combinations occurring in fiscal years beginning after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The adoption of SFAS No. 141(R) did not have a material impact on the Company’s financial condition, results of operations, or cash flow.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the implementation of the provisions of SFAS No. 157 with regard to non-financial assets and liabilities that are not carried at fair value on a recurring basis in financial statements. On January 1, 2009, the Company adopted SFAS No. 157, as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. The adoption of SFAS No. 157, as it relates to nonfinancial assets and nonfinancial liabilities had no impact on the Company’s financial condition, results of operations, or cash flow. See Note J for additional discussion on fair value measurements.

NOTE C:  MARKETABLE EQUITY SECURITIES
The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). SFAS No. 115 requires companies to classify their investments as trading, available-for-sale or held-to-maturity. The Company’s investments in marketable securities are classified as either trading or available-for-sale and consist of equity securities. Management determines the appropriate classification of these securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company sold certain securities during the first three months of 2009 which were held as available-for-sale and had a cost basis of approximately $400. The proceeds on these sales totaled approximately $70 which resulted in a realized loss of approximately $330.

Marketable equity securities are carried at fair value, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income in shareholders’ equity. Realized gains and losses, declines in value judged to be other-than-temporary on available-for-sale securities, and increases or decreases in value on trading securities, if any, are included in the determination of net income. A quarterly evaluation is performed in order to judge whether declines in value below cost should be considered temporary and when losses are deemed to be other-than-temporary. Several factors are considered in this evaluation process including the severity and duration of the decline in value, the financial condition and near-term outlook for the specific issuer and the Company’s ability to hold the securities. There were no securities in a cumulative loss position for twelve months or longer at March 31, 2009. However, based on the severity of declines in certain securities during the first three months of 2009 and the fact that the Company has no evidence that indicates these securities will regain a value equal to or greater than their cost basis, their declines in value have been determined to be other-than-temporary. As a result of this evaluation, the Company recorded an impairment charge of approximately $996,000 of non-operating expense in its income statement for the quarter ending March 31, 2009. These declines came primarily from our equity securities in the pharmaceutical, financial, and insurance sectors, which have experienced severe declines recently in their respective stock prices. The cost of securities sold is based on the specific identification method and interest and dividends on securities are included in non-operating income.

As of March 31, 2009, equity securities classified as available-for-sale and equity securities classified as trading had a cost basis of approximately $10,073,000 and $505,000, respectively, and fair market values of approximately $10,048,000 and $473,000, respectively. For the three months ended March 31, 2009, the Company had net unrealized losses in market value on securities classified as available-for-sale of approximately $627,000, net of deferred income taxes. Also during this period, the Company recognized gains on trading securities of approximately $14,000, net of deferred income taxes. As of March 31, 2009, the Company’s marketable securities that are classified as available-for-sale had gross unrealized gains of approximately $1,771,000 and gross unrealized losses of approximately $1,796,000. The Company’s marketable securities that are classified as trading had gross recognized gains of approximately $12,000 and gross recognized losses of approximately $45,000. As of March 31, 2009, the total net unrealized loss, net of deferred income taxes, in accumulated other comprehensive income was approximately $16,000.

The following table shows the Company’s investments’ approximate gross unrealized losses and fair value at March 31, 2009 and December 31, 2008. These investments consist of equity securities. As of March 31, 2009 and December 31, 2008 there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	March 31, 2009		December 31, 2008
	(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities – Available for sale	$4,399	$1,796	$4,775	$1,237
Equity securities – Trading	219	45	372	67
Totals	$4,618	$1,841	$5,147	$1,304

The market value of the Company’s equity securities are used as collateral against any outstanding margin account borrowings. As of March 31, 2009, there were no outstanding borrowings under the Company’s margin account.

NOTE D:  STOCK BASED COMPENSATION
The Company maintains a stock option plan under which incentive stock options and nonqualified stock options may be granted. On March 2, 2006, the Company’s Board of Director’s adopted, and shareholders later approved, the 2006 Stock Option Plan (the “2006 Plan”). Under the 2006 Plan 750,000 shares are reserved for the issuance of stock options to directors, officers, key employees and others. The option exercise price under the 2006 Plan is the fair market value of the stock on the date the option is granted. The fair market value is determined by the average of the highest and lowest sales prices for a share of the Company’s common stock, on its primary exchange, on the same date that the option is granted. During the first three months of 2009, options for 16,000 shares were issued under the 2006 Plan at an option exercise price of $3.84 per share, and at March 31, 2009, 686,000 shares were available for granting future options.

Outstanding incentive stock options at March 31, 2009, must be exercised within six years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at March 31, 2009, must be exercised within five to ten years from the date of grant.

In August 2002, the Company granted performance-based variable stock options for 300,000 shares to certain key executives. The exercise price for these awards was fixed at the grant date and was equal to the fair market value of the stock on that date. On the date of grant, options for 60,000 shares vested immediately and vesting of the options for the remaining 240,000 shares was scheduled to occur on a straight-line basis each year from March 15, 2003 through March 15, 2008 upon meeting performance criteria. In order to meet the performance criteria, net income for each fiscal year must have been at least equal to 1.05 times net income for the preceding fiscal year, unless net income for the preceding fiscal year was zero or negative, in which case net income for the fiscal year must have been at least 90% of net income for the most recent year with positive income. As of March 31, 2009, options for 180,000 shares had vested under this 300,000 share option grant (including those options which immediately vested upon grant) while options for 120,000 shares have been forfeited as the performance criteria were not met for the fiscal years 2003, 2004 and 2007.

The total fair value of options vested during the first three months of 2009 was approximately $29,000. As of March 31, 2009, the Company did not have any stock-based compensation plans with unrecognized stock-based compensation expense. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first three months of 2009 was approximately $29,000 which resulted from the annual grant of an option for 2,000 shares to each non-employee director during the first quarter of 2009. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 during the three months ending March 31, 2009. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $85,000 during the first three months of 2008 and includes approximately $80,000 recognized as a result of the annual grant of an option for 2,000 shares to each non-employee director during the first quarter of 2008. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 during the three months ending March 31, 2008. The weighted average grant date fair value of options granted during the first three months of 2009 and 2008 was $1.84 per share and $4.98 per share, respectively.

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton (“BSM”) option-pricing model using the following assumptions:

	Three Months Ended
	March 31,
	2009	2008
Dividend yield	0%	0%
Volatility range	58.07%	36.67% - 38.54%
Risk-free rate range	1.57%	2.50% - 4.38%
Expected life	4.4 years	4.3 years - 5 years
Fair value of options	$1.84	$4.98 - $8.89

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

Information related to option activity for the three months ended March 31, 2009 is as follows:

	Shares Under Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding-beginning of year	254,500	$22.32
Granted	16,000	3.84
Exercised	-	-
Cancelled/forfeited/expired	(8,000)	16.99
Outstanding at March 31, 2009	262,500	$21.36	3.4	$26,400

Exercisable at March 31, 2009	262,500	$21.36	3.4	$26,400
___________________________
* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on March 31, 2009, was $5.49.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of March 31, 2009 and the number and weighted average exercise price of options exercisable as of March 31, 2009 are as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$3.84	16,000	5.0	16,000
$14.98	16,000	4.0	16,000
$18.27	10,000	0.9	10,000
$19.88	12,500	3.5	12,500
$22.92	14,000	3.0	14,000
$23.22	180,000	3.5	180,000
$26.73	14,000	2.2	14,000
	262,500	3.4	262,500

There were no option exercises during the three months ended March 31, 2009 or 2008. The Company issues new shares upon option exercise.

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
	Three Months Ended March 31,
	2009		2008
	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$51,650	85.7	$78,356	90.6
Brokerage and Logistics Services revenue	8,620	14.3	8,089	9.4
Total revenues	$60,270	100.0	$86,445	100.0

NOTE F:  TREASURY STOCK
The Company accounts for Treasury stock using the cost method and as of March 31, 2009, 1,958,600 shares were held in the treasury at an aggregate cost of approximately $29,127,000.

NOTE G:  COMPREHENSIVE INCOME
Comprehensive income was comprised of net income plus or minus market value adjustments related to our marketable securities. The components of comprehensive income were as follows:

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)

Net loss	$(3,346)	$(2,828)

Other comprehensive income (loss):
Reclassification adjustment for unrealized losses on marketable
securities included in net income, net of income taxes	647	220
Change in fair value of marketable securities, net of income taxes	(1,274)	(1,087)
Total comprehensive loss	$(3,973)	$(3,695)

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

A reconciliation of the basic and diluted income per share computations for the three months ended March 31, 2009 and 2008 is as follows:
	Three Months Ended
	March 31,
	2009	2008
	(in thousands, except per share data)

Net loss	$(3,346)	$(2,828)

Basic weighted average common shares outstanding	9,410	9,795

Dilutive effect of common stock equivalents	-	-

Diluted weighted average common shares outstanding	9,410	9,795

Basic loss per share	$(0.36)	$(0.29)

Diluted loss per share	$(0.36)	$(0.29)

Options to purchase 246,500 and 238,500 shares of common stock were outstanding at March 31, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because to do so would have an anti-dilutive effect.

NOTE I:  INCOME TAXES
The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. Upon adoption, and as of March 31, 2009, an adjustment to the Company’s consolidated financial statements for uncertain tax positions was not required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2005 through 2008 remain open to examination in those jurisdictions. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the three months ended March 31, 2009, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

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

Assets and liabilities measured at fair value on a recurring basis and subject to the disclosure requirements of SFAS No. 157 as of March 31, 2009 are summarized below:
	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable securities	$10,521	$10,521	-	-

The Company’s investments in marketable securities are recorded at fair value based on quoted market prices. The Company does not have other financial instruments requiring fair value disclosure. The carrying value of other financial instruments, including cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.

The Company adopted SFAS No. 159 effective January 1, 2008 and did not elect the fair value option for our financial instruments.

NOTE K:  NOTES PAYABLE AND LONG-TERM DEBT
During the first three months of 2009, the Company’s subsidiaries entered into installment obligations totaling approximately $6.7 million for the purpose of purchasing revenue equipment. These obligations are each payable in 36 monthly installments at an interest rate of 5.45%.

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

CRITICAL ACCOUNTING POLICIES
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the fiscal year ended December 31, 2008.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 85.7% and 90.6% of total revenues, excluding fuel surcharges for the three months ended March 31, 2009 and 2008, respectively with remaining revenues, excluding fuel surcharges, being generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended March 31, 2009 and 2008, approximately $5.5 million and $19.4 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES
The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Three Months Ended
	March 31,
	2009	2008
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	45.6	43.4
Fuel expense, net of fuel surcharge	14.5	23.2
Rent and purchased transportation	2.6	2.8
Depreciation	17.1	11.5
Operating supplies and expenses	12.4	10.2
Operating taxes and licenses	6.2	5.6
Insurance and claims	5.9	5.8
Communications and utilities	1.3	1.0
Other	2.1	1.6
(Gain) loss on sale or disposal of property	(0.1)	0.3
Total operating expenses	107.6	105.4
Operating loss	(7.6)	(5.4)
Non-operating expense	(1.7)	(0.3)
Interest expense	(1.3)	(0.7)
Loss before income taxes	(10.6)	(6.4)

THREE MONTHS ENDED MARCH 31, 2009 VS. THREE MONTHS ENDED MARCH 31, 2008

For the quarter ended March 31, 2009, truckload services revenue, before fuel surcharges, decreased 34.1% to $51.6 million as compared to $78.4 million for the quarter ended March 31, 2008. The decrease was primarily due to a decrease in the number of miles traveled from 62.1 million miles during the first quarter of 2008 to 40.6 million miles during the first quarter of 2009. The comparative decrease in miles traveled resulted primarily from a decrease in equipment utilization and a decrease in the average number of revenue generating trucks. During the first quarter of 2009, the continued weak demand for our services had a negative impact on our equipment utilization and contributed to a decrease in the average number of miles traveled per truck each work day from 472 miles during the first quarter of 2008 to 363 miles during the first quarter of 2009. Also contributing to the decrease in miles traveled was a decrease in the number of trucks utilized in our operations from 2,053 trucks during the first quarter of 2008 to 1,777 trucks during the first quarter of 2009 as we continue to downsize our operations in response to reduced demand in the truckload freight market.

Salaries, wages and benefits increased from 43.4% of revenues, before fuel surcharges, in the first quarter of 2008 to 45.6% of revenues, before fuel surcharges, during the first quarter of 2009. The increase, as a percentage of revenue, relates to the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, maintenance wages, operations wages, and payroll taxes with a decrease in revenues for the periods compared. On a dollar basis, salaries, wages and benefits decreased from $34.0 million during the first quarter of 2008 to $23.6 million during the first quarter of 2009 as the number of company driver compensated miles decreased from 62.1 million miles during the first quarter of 2008 to 40.6 million miles during the first quarter of 2009. Also contributing to the decrease on a dollar basis was a decrease in amounts paid for driver lease expense and a decrease in amounts expensed for employee health benefits. Driver lease expense, which is a component of salaries, wages and benefits, decreased as the average number of owner-operators under contract decreased from 54 during the first quarter of 2008 to 33 during the first quarter of 2009.

Fuel expense, net of fuel surcharge, decreased from 23.2% of revenues, before fuel surcharges, during the first quarter of 2008 to 14.5% of revenues, before fuel surcharges, during the first quarter of 2009, which, on a dollar basis, represented a decrease from $18.2 million during the first quarter of 2008 to $7.5 million during the first quarter of 2009. The decrease was related to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel from $1.77 during the first quarter of 2008 to an average cost of $1.21 during the first quarter of 2009. Fuel surcharge collections vary from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices.

Rent and purchased transportation decreased from 2.8% of revenues, before fuel surcharges, during the first quarter of 2008 to 2.6% of revenues, before fuel surcharges, during the first quarter of 2009. The decrease relates to a decrease in amounts paid to third party transportation companies for intermodal services for the periods compared.

Depreciation increased from 11.5% of revenues, before fuel surcharges, during the first quarter of 2008 to 17.1% of revenues, before fuel surcharges, during the first quarter of 2009. The increase, as a percentage of revenue, relates to the interaction of lower revenues during the first quarter of 2009 as compared to the first quarter of 2008 and the fixed-cost nature of depreciation expense. On a dollar basis, depreciation decreased from $9.0 million during the first quarter of 2008 to $8.8 million during the first quarter of 2009 as the Company continues to reduce the size of its truck fleet in response to reduced demand in the truckload freight market.

Operating supplies and expenses increased from 10.2% of revenues, before fuel surcharges, during the first quarter of 2008 to 12.4% of revenues, before fuel surcharges, during the first quarter of 2009. The increase, as a percentage of revenue, relates to the interaction of expenses with fixed-cost characteristics, such as routine equipment maintenance costs, drop lot rentals, and new tire amortization with a decrease in revenues for the periods compared. On a dollar basis, operating supplies and expenses decreased from $8.0 million during the first quarter of 2008 to $6.4 million during the first quarter of 2009 primarily due to a decrease in amounts paid for driver recruiting and tractor repairs.

Operating taxes and licenses increased from 5.6% of revenues, before fuel surcharges, during the first quarter of 2008 to 6.2% of revenues, before fuel surcharges, during the first quarter of 2009. As a percentage of revenue, the increase relates to the interaction of expenses with fixed-cost characteristics, such as registration fees, with a decrease in revenues for the periods compared. On a dollar basis, operating taxes and licenses decreased from $4.4 million during the first quarter of 2008 to $3.2 million during the first quarter of 2009. The dollar-based decrease relates primarily to a decrease in amounts paid for federal and state fuel taxes as fewer gallons of fuel were purchased and used during the first quarter of 2009 as compared to the first quarter of 2008.

Insurance and claims increased from 5.8% of revenues, before fuel surcharges, during the first quarter of 2008 to 5.9% of revenues, before fuel surcharges, during the first quarter of 2009. On a dollar basis, insurance and claims expense decreased from $4.5 million during the first quarter of 2008 to $3.0 million during the first quarter of 2009. The dollar-based decrease relates primarily to a decrease in auto liability insurance premiums for the periods compared. During the first quarter of 2009, the number of miles traveled, which serves as the basis for calculating auto liability insurance premiums, decreased to 40.6 million from 62.1 million miles during the first quarter of 2008.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 105.4% for the first quarter 2008 to 107.6% for the first quarter of 2009.

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

	Three Months Ended
	March 31,
	2009	2008
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	5.8	6.2
Fuel expense	0.0	0.0
Rent and purchased transportation, net of fuel surcharge	89.1	88.6
Depreciation	0.0	0.0
Operating supplies and expenses	0.0	0.0
Operating taxes and licenses	0.0	0.0
Insurance and claims	0.1	0.1
Communications and utilities	0.3	0.3
Other	1.0	1.4
(Gain) loss on sale or disposal of property	0.0	0.0
Total operating expenses	96.3	96.6
Operating income	3.7	3.4
Non-operating income	0.0	0.0
Interest expense	(0.1)	(0.3)
Income before income taxes	3.6	3.1

THREE MONTHS ENDED MARCH 31, 2009 VS. THREE MONTHS ENDED MARCH 31, 2008

For the quarter ended March 31, 2009, logistics and brokerage services revenue, before fuel surcharges, increased 6.6% to $8.6 million as compared to $8.1 million for the quarter ended March 31, 2008. The increase was primarily the result of an increase in the number of loads brokered during the first quarter of 2009 as compared to the first quarter of 2008.

Rent and purchased transportation increased from 88.6% of revenues, before fuel surcharges, during the first quarter of 2008 to 89.1% of revenues, before fuel surcharges during the first quarter of 2009. The increase relates to an increase in amounts charged by third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 96.6% for the first quarter 2008 to 96.3% for the first quarter of 2009.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED MARCH 31, 2009 VS. THREE MONTHS ENDED MARCH 31, 2008

Net loss for all divisions was approximately $3.3 million, or 5.6% of revenues, before fuel surcharge for the first quarter of 2009 as compared to net loss of $2.8 million or 3.3% of revenues, before fuel surcharge for the first quarter of 2008. The increase in loss resulted in an increase in diluted loss per share from $0.29 for the first quarter of 2008 to a diluted loss per share of $0.36 for the first quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES
The growth of our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, borrowings under our line of credit, installment note agreements, and borrowings under our investment margin account.

During the first three months of 2009, we generated $6.0 million in cash from operating activities. Investing activities used $3.4 million in cash in the first three months of 2009. Financing activities used $3.0 million in cash in the first three months of 2009.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations, to finance capital expenditures and repay long-term debt.

Occasionally we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 12 to 48 months. During the first three months of 2009, the Company’s subsidiaries entered into installment obligations totaling approximately $6.7 million for the purpose of purchasing revenue equipment. These obligations are payable in 36 monthly installments at an interest rate of 5.45%.

During the remainder of 2009, we do not expect to purchase any new trucks or new trailers but will continue to sell or trade older equipment, which we expect will result in additional cash flow proceeds of approximately $5.0 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

During the first three months of 2009 we maintained a $30.0 million revolving line of credit. Amounts outstanding under the line of credit bear interest at LIBOR (determined as of the first day of each month) plus 1.25% (1.75% at March 31, 2009), are secured by our accounts receivable and mature on May 31, 2009; however, the Company has the intent and ability to extend the terms of this line of credit for an additional one year period until May 31, 2010. At March 31, 2009 outstanding advances on the line of credit were approximately $7.1 million, including $1.2 million in letters of credit, with availability to borrow $22.9 million.

Trade accounts receivable at March 31, 2009 decreased approximately $3.9 million as compared to December 31, 2008. The decrease relates to a general decrease in revenue, which flows through the accounts receivable account, during the first quarter of 2009 as compared to the revenues generated during the last quarter of 2008.

Prepaid expenses and deposits at March 31, 2009 increased approximately $2.5 million as compared to December 31, 2008. The primary reason for the increase relates to prepayment of tractor and trailer license fees. During the first quarter of 2009, approximately $2.7 million of the 2009 license fees were paid in advance. These prepaid license fees are amortized to expense throughout the year.

Marketable equity securities at March 31, 2009 decreased approximately $2.0 million as compared to December 31, 2008. The decrease was primarily attributable to changes in the market value of the investments, net of other-than-temporary write-downs of approximately $1.0 million. These securities have a combined cost basis of approximately $10.6 million and a combined fair market value of approximately $10.5 million. The Company has developed a strategy to invest in securities from which it expects to receive dividends that qualify for favorable tax treatment, as well as appreciate in value. During the first three months of 2009, the Company had net unrealized pre-tax losses of approximately $980,000 and received dividends of approximately $105,000. The holding term of these securities depends largely on the general economic environment, the equity markets, borrowing rates and the Company's cash requirements.

Revenue equipment, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units, decreased approximately $7.3 million as compared to December 31, 2008. This decrease relates primarily to the completion of the process of turning in older trade tractors during the first quarter of 2009 for new tractors purchased in the December 2008. During the first quarter of 2009, the cost basis of revenue equipment either traded or sold was approximately $10.3 million. Partially offsetting the decrease related to trades or sales were first quarter 2009 purchases of auxiliary power units and the final group of replacement trailers related to the 2008 capital expenditures plan.

Accounts payable at March 31, 2009 decreased approximately $6.4 million as compared to December 31, 2008. The decrease was primarily related to $4.4 million of asset purchase accruals for assets purchased in December 2008 for which payment was not due until January 2009. The decrease also reflects a decrease of approximately $2.3 million in amounts reclassified to accounts payable as bank drafts outstanding at March 31, 2009 as compared to December 31, 2008.

Accrued expenses and other liabilities at March 31, 2009 decreased approximately $4.9 million as compared to December 31, 2008. The decrease is primarily related to the change in borrowings outstanding under the Company’s margin account, which are secured by the Company’s investments in marketable equity securities. During the first quarter of 2009 the Company repaid approximately $6.9 million of margin account borrowings which represented the entire December 31, 2008 ending balance. Partially offsetting the decrease was an increase in amounts accrued at March 31, 2009 for employee wages and benefits which can vary significantly throughout the year depending on many factors, including the timing of the actual date employees are paid in relation to the last day of the reporting period.

Long-term debt at March 31, 2009 increased approximately $5.3 million as compared to December 31, 2008. The increase is primarily related to the non-current portion of installment note borrowings of approximately $6.7 million during the first three months of 2009. Contributing to the increase was an increase of approximately $2.2 million in amounts payable on the Company’s lines of credit as of March 31, 2009 when compared to amounts payable as of December 31, 2008.

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

Equity Price Risk
We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities decreased to $10.5 million at March 31, 2009 from $12.5 million at December 31, 2008. The decrease during the first three months of 2009 reflects sales of approximately $65,000, and a decrease in the fair market value of approximately $1.9 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.1 million. For additional information with respect to the marketable equity securities, see Note C to our condensed consolidated financial statements.

Interest Rate Risk
Our line of credit bears interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are effected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $6.0 million of variable rate debt was outstanding, a hypothetical 100 basis point increase in LIBOR for a one year period would result in approximately $60,000 of additional interest expense.

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

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-K:
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 11, 2007.)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: May 6, 2009	By: /s/ Robert W. Weaver
Robert W. Weaver
President and Chief Executive Officer
(principal executive officer)

Dated: May 6, 2009	By: /s/ Larry J. Goddard
Larry J. Goddard
Vice President-Finance, Chief Financial
Officer, Secretary and Treasurer
(principal accounting and financial officer)

P.A.M. TRANSPORTATION SERVICES, INC.
Index to Exhibits to Form 10-Q

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002.)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 11, 2007.)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certifications of Chief Executive Officer and Chief Financial Officer