Form 10-Q
period 2009-06-30
PAM TRANSPORTATION SERVICES INC
filed 2009-08-07
CIK 798287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 29, 2009
Common Stock, $.01 Par Value	9,411,607

P.A.M. TRANSPORTATION SERVICES, INC.
Form 10-Q
For The Quarter Ended June 30, 2009

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (in thousands, except share and per share data)
	June 30,	December 31,
	2009	2008
ASSETS	(unaudited)	(see note)
Current assets:
Cash and cash equivalents	$1,545	$858
Accounts receivable-net:
Trade	38,487	43,815
Other	1,821	1,088
Inventories	805	858
Prepaid expenses and deposits	11,631	9,443
Marketable equity securities	12,648	12,540
Income taxes refundable	506	524
Total current assets	67,443	69,126

Property and equipment:
Land	4,924	4,916
Structures and improvements	13,650	13,596
Revenue equipment	303,566	320,188
Office furniture and equipment	7,622	7,606
Total property and equipment	329,762	346,306
Accumulated depreciation	(130,311)	(125,742)
Net property and equipment	199,451	220,564

Other assets:
Other	562	671
TOTAL ASSETS	$267,456	$290,361

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,645	$20,269
Accrued expenses and other liabilities	14,975	15,684
Current maturities of long-term debt	11,509	15,928
Deferred income taxes-current	625	157
Total current liabilities	40,754	52,038

Long-term debt-less current portion	32,357	35,492
Deferred income taxes-less current portion	43,875	47,354
Total liabilities	116,986	134,884

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,368,207 and
11,368,207 shares issued; 9,409,607 and 9,409,607 shares outstanding
at June 30, 2009 and December 31, 2008, respectively	114	114
Additional paid-in capital	77,688	77,659
Accumulated other comprehensive income	1,277	611
Treasury stock, at cost; 1,958,600 shares	(29,127)	(29,127)
Retained earnings	100,518	106,220
Total shareholders’ equity	150,470	155,477
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$267,456	$290,361

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
OPERATING REVENUES:
Revenue, before fuel surcharge	$62,367	$84,680	$122,637	$171,125
Fuel surcharge	6,109	26,250	11,658	45,625
Total operating revenues	68,476	110,930	134,295	216,750

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	24,012	31,616	48,085	66,113
Fuel expense	14,631	43,125	27,636	80,547
Rents and purchased transportation	9,544	10,842	18,620	20,362
Depreciation	8,570	9,298	17,380	18,285
Operating supplies and expenses	6,823	7,452	13,226	15,471
Operating taxes and licenses	3,331	4,164	6,543	8,523
Insurance and claims	3,131	4,103	6,173	8,655
Communications and utilities	638	756	1,336	1,568
Other	1,292	1,118	2,450	2,502
Loss (gain) on disposition of equipment	68	(14)	24	220
Total operating expenses and costs	72,040	112,460	141,473	222,246

OPERATING LOSS	(3,564)	(1,530)	(7,178)	(5,496)

NON-OPERATING INCOME (EXPENSE)	200	(14)	(667)	(219)
INTEREST EXPENSE	(629)	(532)	(1,293)	(1,101)

LOSS BEFORE INCOME TAXES	(3,993)	(2,076)	(9,138)	(6,816)

FEDERAL AND STATE INCOME TAX BENEFIT:
Current	-	-	-	-
Deferred	(1,637)	(744)	(3,436)	(2,656)
Total federal and state income tax benefit	(1,637)	(744)	(3,436)	(2,656)

NET LOSS	$(2,356)	$(1,332)	$(5,702)	$(4,160)

LOSS PER COMMON SHARE:
Basic	$(0.25)	$(0.14)	$(0.61)	$(0.43)
Diluted	$(0.25)	$(0.14)	$(0.61)	$(0.43)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,410	9,708	9,410	9,752
Diluted	9,412	9,708	9,412	9,752

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Six Months Ended
	June 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(5,702)	$(4,160)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	17,380	18,285
Bad debt expense (recovery)	486	(40)
Stock compensation-net of excess tax benefits	29	91
Non-compete agreement amortization-net of payments	-	(17)
Provision for deferred income tax expense (benefit)	(3,436)	(2,656)
Reclassification of unrealized loss on marketable equity securities	1,105	573
(Gain) loss on sale or reclass of marketable equity securities	(206)	125
Loss on sale or disposal of equipment	24	220
Changes in operating assets and liabilities:
Accounts receivable	4,573	(4,904)
Prepaid expenses, inventories, and other assets	(2,026)	6,525
Income taxes refundable	18	1,108
Trade accounts payable	(2,246)	(652)
Accrued expenses	1,203	1,877
Net cash provided by operating activities	11,202	16,375

INVESTING ACTIVITIES:
Purchases of property and equipment	(8,761)	(24,623)
Proceeds from sale or disposal of equipment	8,092	1,927
Change in restricted cash	(464)	4,049
Net sales (purchases) of marketable equity securities	84	(3,107)
Net cash used in investing activities	(1,049)	(21,754)

FINANCING ACTIVITIES:
Borrowings under line of credit	164,524	274,663
Repayments under line of credit	(168,268)	(301,021)
Borrowings of long-term debt	6,737	25,178
Repayments of long-term debt	(10,547)	(1,483)
Borrowings under margin account	12,872	11,111
Repayments under margin account	(14,784)	(645)
Repurchases of common stock	-	(2,252)
Net cash (used in) provided by financing activities	(9,466)	5,551

NET INCREASE IN CASH AND CASH EQUIVALENTS	687	172

CASH AND CASH EQUIVALENTS-Beginning of period	858	407

CASH AND CASH EQUIVALENTS-End of period	$1,545	$579

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$1,320	$1,082
Income taxes	$86	$283

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$65	$7,319

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Shareholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

Balance at December 31, 2008	9,410	$114	$77,659		$611	$(29,127)	$106,220	$155,477

Components of comprehensive loss:
Net loss				$(5,702)			(5,702)	(5,702)
Other comprehensive loss:
Unrealized gains on marketable
securities, net of tax of $424				666	666			666
Total comprehensive loss				$(5,036)

Share-based compensation			29					29

Balance at June 30, 2009	9,410	$114	$77,688		$1,277	$(29,127)	$100,518	$150,470

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2009

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

NOTE B:  RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the implementation of the provisions of SFAS No. 157 with regard to non-financial assets and liabilities that are not carried at fair value on a recurring basis in financial statements. On January 1, 2009, the Company adopted SFAS No. 157, as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. The adoption of SFAS No. 157, as it relates to nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s financial condition, results of operations, or cash flow. See Note J for additional discussion on fair value measurements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP 157-4”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. This FSP applies to all fair value measurements when appropriate. The adoption of FAS 157-4 did not have a material impact on the Company’s financial condition, results of operations, or cash flow.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 115-2 amends existing guidance for determining whether an other-than-temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The adoption of FAS 115-2 did not have a material impact on the Company’s financial condition, results of operations, or cash flow.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 107-1 requires an entity to provide the annual disclosures required by FASB Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, in its interim financial statements. The adoption of FSP 107-1 did not have a material impact on the Company’s financial condition, results of operations, or cash flow.

In April 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial condition, results of operations, or cash flow.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”).  SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following the issuance of SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of SFAS No. 168 is not expected to have a material effect on the Company’s financial statements.

NOTE C:  MARKETABLE EQUITY SECURITIES
The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). SFAS No. 115 requires companies to classify their investments as trading, available-for-sale or held-to-maturity. The Company’s investments in marketable securities are classified as either trading or available-for-sale and consist of equity securities. Management determines the appropriate classification of these securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Sales of securities during the first six months of 2009 were insignificant.

Marketable equity securities are carried at fair value, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income in shareholders’ equity. Realized gains and losses, declines in value judged to be other-than-temporary on available-for-sale securities, and increases or decreases in value on trading securities, if any, are included in the determination of net income. A quarterly evaluation is performed in order to judge whether declines in value below cost should be considered temporary and when losses are deemed to be other-than-temporary. Several factors are considered in this evaluation process including the severity and duration of the decline in value, the financial condition and near-term outlook for the specific issuer and the Company’s ability to hold the securities. There were no securities in a cumulative loss position for twelve months or longer at June 30, 2009. However, based on the severity of declines in certain securities during the first six months of 2009 and the fact that the Company has no evidence that indicates these securities will regain a value equal to or greater than their cost basis, their declines in value have been determined to be other-than-temporary. As a result of this evaluation, the Company recorded an impairment charge of approximately $109,000 in non-operating expense in its income statement for the quarter ending June 30, 2009. These declines came primarily from our equity securities in the pharmaceutical, financial, and automotive sectors. The cost of securities sold is based on the specific identification method and interest and dividends on securities are included in non-operating income.

As of June 30, 2009, equity securities classified as available-for-sale and equity securities classified as trading had a cost basis of approximately $9,945,000 and $505,000, respectively, and fair market values of approximately $11,991,000 and $657,000, respectively. For the six months ended June 30, 2009, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $666,000, net of deferred income taxes. Also during this period, the Company recognized gains on trading securities of approximately $129,000, net of deferred income taxes. During the quarter ending June 30, 2009, the Company recognized gains on trading securities of approximately $115,000, net of deferred income taxes. As of June 30, 2009, the Company’s marketable securities that are classified as available-for-sale had gross unrealized gains of approximately $2,990,000 and gross unrealized losses of approximately $944,000. The Company’s marketable securities that are classified as trading had gross recognized gains of approximately $155,000 and gross recognized losses of approximately $3,000. As of June 30, 2009, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $1,277,000.

The following table shows the Company’s investments’ approximate gross unrealized losses and fair value at June 30, 2009 and December 31, 2008. These investments consist of equity securities. As of June 30, 2009 and December 31, 2008 there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	June 30, 2009		December 31, 2008
	(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities – Available for sale	$4,370	$944	$4,775	$1,237
Equity securities – Trading	43	3	372	67
Totals	$4,413	$947	$5,147	$1,304

The market value of the Company’s equity securities are used as collateral against any outstanding margin account borrowings. As of June 30, 2009, the Company had outstanding borrowings of approximately $5.0 million under its margin account which were used for the purchase of marketable equity securities and as a source of short-term liquidity.

NOTE D:  STOCK BASED COMPENSATION
The Company maintains a stock option plan under which incentive stock options and nonqualified stock options may be granted. On March 2, 2006, the Company’s Board of Director’s adopted, and shareholders later approved, the 2006 Stock Option Plan (the “2006 Plan”). Under the 2006 Plan 750,000 shares are reserved for the issuance of stock options to directors, officers, key employees and others. The option exercise price under the 2006 Plan is the fair market value of the stock on the date the option is granted. The fair market value is determined by the average of the highest and lowest sales prices for a share of the Company’s common stock, on its primary exchange, on the same date that the option is granted. During the first six months of 2009, options for 16,000 shares were issued under the 2006 Plan at an option exercise price of $3.84 per share, and at June 30, 2009, 686,000 shares were available for granting future options.

Outstanding incentive stock options at June 30, 2009, must be exercised within six years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at June 30, 2009, must be exercised within five to ten years from the date of grant.

In August 2002, the Company granted performance-based variable stock options for 300,000 shares to certain key executives. The exercise price for these awards was fixed at the grant date and was equal to the fair market value of the stock on that date. On the date of grant, options for 60,000 shares vested immediately and vesting of the options for the remaining 240,000 shares was scheduled to occur on a straight-line basis each year from March 15, 2003 through March 15, 2008 upon meeting performance criteria. In order to meet the performance criteria, net income for each fiscal year must have been at least equal to 1.05 times net income for the preceding fiscal year, unless net income for the preceding fiscal year was zero or negative, in which case net income for the fiscal year must have been at least 90% of net income for the most recent year with positive income. As of June 30, 2009, options for 180,000 shares had vested under this 300,000 share option grant (including those options which immediately vested upon grant) while options for 120,000 shares have been forfeited as the performance criteria were not met for the fiscal years 2003, 2004 and 2007.

The total fair value of options vested during the first six months of 2009 was approximately $29,000. As of June 30, 2009, the Company did not have any stock-based compensation plans with unrecognized stock-based compensation expense. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first six months of 2009 was approximately $29,000 which resulted from the annual grant of an option for 2,000 shares to each non-employee director during the first quarter of 2009. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $91,000 during the first six months of 2008 and includes approximately $80,000 recognized as a result of the annual grant of an option for 2,000 shares to each non-employee director during the first quarter of 2008. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 during the six months ending June 30, 2009 but did not have a recognizable impact on diluted or basic earnings per share reported for the second quarter ending June 30, 2009. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 during the six months ending June 30, 2008 but did not have a recognizable impact on diluted or basic earnings per share reported for the second quarter ending June 30, 2008. The weighted average grant date fair value of options granted during the first six months of 2009 and 2008 was $1.84 per share and $4.98 per share, respectively.

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

Information related to option activity for the three months ended June 30, 2009 is as follows:

	Shares Under Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding-beginning of year	254,500	$22.32
Granted	16,000	3.84
Exercised	-	-
Cancelled/forfeited/expired	(8,000)	16.99
Outstanding at June 30, 2009	262,500	$21.36	3.2	$26,080

Exercisable at June 30, 2009	262,500	$21.36	3.2	$26,080
___________________________
* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on June 30, 2009, was $5.47.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of June 30, 2009 and the number and weighted average exercise price of options exercisable as of June 30, 2009 are as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$3.84	16,000	4.7	16,000
$14.98	16,000	3.7	16,000
$18.27	10,000	0.7	10,000
$19.88	12,500	3.3	12,500
$22.92	14,000	2.7	14,000
$23.22	180,000	3.2	180,000
$26.73	14,000	1.9	14,000
	262,500	3.2	262,500

There were no option exercises during the six months ended June 30, 2009 or 2008. The Company issues new shares upon option exercise.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$53,255	85.4	$75,129	88.7	$104,904	85.5	$153,485	89.7
Brokerage and Logistics Services revenue	9,112	14.6	9,551	11.3	17,733	14.5	17,640	10.3
Total revenues	$62,367	100.0	$84,680	100.0	$122,637	100.0	$171,125	100.0

NOTE F:  TREASURY STOCK
The Company accounts for Treasury stock using the cost method and as of June 30, 2009, 1,958,600 shares were held in the treasury at an aggregate cost of approximately $29,127,000.

NOTE G:  COMPREHENSIVE INCOME
Comprehensive income was comprised of net income plus or minus market value adjustments related to our marketable securities. The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)

Net loss	$(2,356)	$(1,332)	$(5,702)	$(4,160)

Other comprehensive (loss) income:
Reclassification adjustment for unrealized losses on marketable
securities included in net income, net of income taxes	68	122	715	342
Change in fair value of marketable securities, net of income taxes	1,225	(1,575)	(49)	(2,662)
Total comprehensive loss	$(1,063)	$(2,785)	$(5,036)	$(6,480)

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

A reconciliation of the basic and diluted income per share computations for the three and six months ended June 30, 2009 and 2008, respectively, is as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)

Net loss	$(2,356)	$(1,332)	$(5,702)	$(4,160)

Basic weighted average common shares outstanding	9,410	9,708	9,410	9,752

Dilutive effect of common stock equivalents	2	-	2	-

Diluted weighted average common shares outstanding	9,412	9,708	9,412	9,752

Basic loss per share	$(0.25)	$(0.14)	$(0.61)	$(0.43)

Diluted loss per share	$(0.25)	$(0.14)	$(0.61)	$(0.43)

Options to purchase 246,500 and 254,500 shares of common stock were outstanding at June 30, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because to do so would have an anti-dilutive effect.

NOTE I:  INCOME TAXES
The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. Upon adoption, and as of June 30, 2009, an adjustment to the Company’s consolidated financial statements for uncertain tax positions was not required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2005 through 2008 remain open to examination in those jurisdictions. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the three and six months ended June 30, 2009, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

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

Assets and liabilities measured at fair value on a recurring basis and subject to the disclosure requirements of SFAS No. 157 as of June 30, 2009 are summarized below:
	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable securities	$12,648	$12,648	$-	$-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at June 30, 2009 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$43,866	$43,483

The Company adopted SFAS No. 159 effective January 1, 2008 and did not elect the fair value option for our financial instruments.

NOTE K:  NOTES PAYABLE AND LONG-TERM DEBT
During the first six months of 2009, the Company’s subsidiaries entered into installment obligations totaling approximately $6.7 million for the purpose of purchasing revenue equipment. These obligations are each payable in 36 monthly installments at an interest rate of 5.45%.

NOTE L:  SUBSEQUENT EVENTS
Subsequent events have been evaluated for recognition and disclosure through the date these financial statements were filed with the Securities and Exchange Commission.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. For the three and six month periods ended June 30, 2009, truckload services revenues, excluding fuel surcharges, represented 85.4% and 85.5% of total revenues, excluding fuel surcharges, with remaining revenues, excluding fuel surcharges, being generated from brokerage and logistics services. For the three and six month periods ended June 30, 2008, truckload services revenues, excluding fuel surcharges, represented 88.7% and 89.7% of total revenues, excluding fuel surcharges, with remaining revenues, excluding fuel surcharges, being generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three and six months ending June 30, 2009, approximately $6.1 million and $11.7 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the three and six months ending June 30, 2008 approximately $26.3 million and $45.6 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES
The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	44.1	41.4	44.9	42.4
Fuel expense, net of fuel surcharge	16.1	22.6	15.3	22.9
Rent and purchased transportation	2.4	2.9	2.5	2.9
Depreciation	16.1	12.4	16.6	11.9
Operating supplies and expenses	12.8	9.9	12.6	10.1
Operating taxes and license	6.2	5.5	6.2	5.6
Insurance and claims	5.9	5.5	5.9	5.6
Communications and utilities	1.1	1.0	1.2	1.0
Other	2.3	1.4	2.2	1.5
Loss on sale or disposal of property	0.1	0.0	0.0	0.1
Total operating expenses	107.1	102.6	107.4	104.0
Operating loss	(7.1)	(2.6)	(7.4)	(4.0)
Non-operating income (expense)	0.4	0.0	(0.6)	(0.2)
Interest expense	(1.2)	(0.7)	(1.2)	(0.7)
Loss before income taxes	(7.9)	(3.3)	(9.2)	(4.9)

THREE MONTHS ENDED JUNE 30, 2009 VS. THREE MONTHS ENDED JUNE 30, 2008

For the quarter ended June 30, 2009, truckload services revenue, before fuel surcharges, decreased 29.1% to $53.3 million as compared to $75.1 million for the quarter ended June 30, 2008. The decrease was primarily due to a decrease in the number of miles traveled from 57.6 million miles during the second quarter of 2008 to 42.9 million miles during the second quarter of 2009. The comparative decrease in miles traveled resulted primarily from a decrease in equipment utilization and a decrease in the average number of revenue generating trucks. During the second quarter of 2009, the continued weak demand for our services had a negative impact on our equipment utilization and contributed to a decrease in the average number of miles traveled per truck each work day from 443 miles during the second quarter of 2008 to 392 miles during the second quarter of 2009. Also contributing to the decrease in miles traveled was a decrease in the number of trucks utilized in our operations from 2,031 trucks during the second quarter of 2008 to 1,712 trucks during the second quarter of 2009 as we continue to downsize our operations in response to reduced demand in the truckload freight market. The effect of this reduced demand along with excess industry capacity has also had a negative impact on the average rate we have been able to charge for our services.

Salaries, wages and benefits increased from 41.4% of revenues, before fuel surcharges, in the second quarter of 2008 to 44.1% of revenues, before fuel surcharges, during the second quarter of 2009. The increase, as a percentage of revenue, relates to the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, maintenance wages, operations wages, and payroll taxes, with a decrease in revenues for the periods compared. On a dollar basis, salaries, wages and benefits decreased from $31.1 million during the second quarter of 2008 to $23.5 million during the second quarter of 2009 as the number of company driver compensated miles decreased from 57.6 million miles during the second quarter of 2008 to 42.9 million miles during the second quarter of 2009. Also contributing to the decrease on a dollar basis was a decrease in amounts paid for driver lease expense, a gain related to life insurance proceeds, and a pay rate cut for all employees. Driver lease expense, which is a component of salaries, wages and benefits, decreased as the average number of owner-operators under contract decreased from 46 during the second quarter of 2008 to 33 during the second quarter of 2009. During June 2009, the Company recorded a one-time gain related to life insurance proceeds of $0.8 million due to the death of one of its former officers. Also, during June 2009, the Company implemented an across-the-board 5% employee pay rate reduction.

Fuel expense, net of fuel surcharge, decreased from 22.6% of revenues, before fuel surcharges, during the second quarter of 2008 to 16.1% of revenues, before fuel surcharges, during the second quarter of 2009, which, on a dollar basis, represented a decrease from $17.0 million during the second quarter of 2008 to $8.6 million during the second quarter of 2009. The decrease was related to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel from $1.81 during the second quarter of 2008 to an average cost of $1.33 during the second quarter of 2009. Fuel surcharge collections vary from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices.

Rent and purchased transportation decreased from 2.9% of revenues, before fuel surcharges, during the second quarter of 2008 to 2.4% of revenues, before fuel surcharges, during the second quarter of 2009. The decrease relates to a decrease in amounts paid to third party transportation companies for intermodal services for the periods compared.

Depreciation increased from 12.4% of revenues, before fuel surcharges, during the second quarter of 2008 to 16.1% of revenues, before fuel surcharges, during the second quarter of 2009. The increase, as a percentage of revenue, relates to the interaction of lower revenues during the second quarter of 2009 as compared to the second quarter of 2008 and the fixed-cost nature of depreciation expense. On a dollar basis, depreciation decreased from $9.3 million during the second quarter of 2008 to $8.6 million during the second quarter of 2009 as the Company continues to reduce the size of its truck fleet in response to reduced demand in the truckload freight market.

Operating supplies and expenses increased from 9.9% of revenues, before fuel surcharges, during the second quarter of 2008 to 12.8% of revenues, before fuel surcharges, during the second quarter of 2009. The increase, as a percentage of revenue, relates to the interaction of expenses with fixed-cost characteristics, such as routine equipment maintenance costs, driver layover payments, drop lot rentals, and new tire amortization, with a decrease in revenues for the periods compared. On a dollar basis, operating supplies and expenses decreased from $7.4 million during the second quarter of 2008 to $6.8 million during the second quarter of 2009 primarily due to a decrease in amounts paid for driver recruiting and outside tractor and trailer repairs.

Operating taxes and licenses increased from 5.5% of revenues, before fuel surcharges, during the second quarter of 2008 to 6.2% of revenues, before fuel surcharges, during the second quarter of 2009. As a percentage of revenue, the increase relates to the interaction of expenses with fixed-cost characteristics, such as registration fees, with a decrease in revenues for the periods compared. On a dollar basis, operating taxes and licenses decreased from $4.2 million during the second quarter of 2008 to $3.3 million during the second quarter of 2009. The dollar-based decrease relates primarily to a decrease in amounts paid for federal and state fuel taxes as fewer gallons of fuel were purchased and used during the second quarter of 2009 as compared to the second quarter of 2008.

Insurance and claims increased from 5.5% of revenues, before fuel surcharges, during the second quarter of 2008 to 5.9% of revenues, before fuel surcharges, during the second quarter of 2009. On a dollar basis, insurance and claims expense decreased from $4.1 million during the second quarter of 2008 to $3.1 million during the second quarter of 2009. The dollar-based decrease relates primarily to a decrease in auto liability insurance premiums for the periods compared. During the second quarter of 2009, the number of miles traveled, which serves as the basis for calculating auto liability insurance premiums, decreased to 42.9 million from 57.6 million miles during the second quarter of 2008. The most recent auto liability insurance policy renewal was also at a rate that represented a 2.6% decrease compared to the previous policy rate and contributed to the dollar-based decrease for the periods compared.

Other expenses increased from 1.4% of revenues, before fuel surcharges, during the second quarter of 2008 to 2.3% of revenues, before fuel surcharges, during the second quarter of 2009. The increase relates primarily to an increase in uncollectible revenue expense.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 102.6% for the second quarter 2008 to 107.1% for the second quarter of 2009.

SIX MONTHS ENDED JUNE 30, 2009 VS. SIX MONTHS ENDED JUNE 30, 2008

For the first six months ended June 30, 2009, truckload services revenue, before fuel surcharges, decreased 31.7% to $104.9 million as compared to $153.5 million for the first six months ended June 30, 2008. The decrease was primarily due to a decrease in the number of miles traveled from 119.7 million miles during the first six months of 2008 to 83.5 million miles during the first six months of 2009 resulting largely from a decrease in the average number of revenue generating trucks from 2,042 during the first six months of 2008 to 1,744 during the first six months of 2009. Also contributing to the decrease in revenues and resulting from the continued weakness in the truckload freight market during the first six months of 2009 as compared to the first six months of 2008 was both a decrease in the average rate per total mile charged to customers from approximately $1.28 during the first six months 2008 to approximately $1.26 during the first six months of 2009 and lower equipment utilization as the average miles traveled each work day per truck decreased from 458 miles each work day in the first six months of 2008 to 377 miles each work day in the first six months of 2009.

Salaries, wages and benefits increased from 42.4% of revenues, before fuel surcharges, in the first six months of 2008 to 44.9% of revenues, before fuel surcharges, during the first six months of 2009. The increase, as a percentage of revenue, relates to the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, maintenance wages, operations wages, and payroll taxes with a decrease in revenues for the periods compared. Based on a dollar comparison, salaries, wages and benefits decreased from $65.1 million during the first six months of 2008 to $47.1 million during the first six months of 2009 as the number of driver compensated miles decreased from 119.7 million miles during the first six months of 2008 to 83.5 million miles during the first six months of 2009. Also contributing to the decrease on a dollar basis was a decrease in amounts paid for driver lease expense, a gain related to life insurance proceeds, and a pay rate cut for all employees. Driver lease expense, which is a component of salaries, wages and benefits, decreased as the average number of owner-operators under contract decreased from 50 during the first six months of 2008 to 33 during the first six months of 2009. During June 2009, the Company recorded a one-time gain related to life insurance proceeds of $0.8 million due to the death of one of its former officers. Also, during June 2009, the Company implemented an across-the-board 5% employee pay rate reduction plan.

Fuel expense, net of fuel surcharge, decreased from 22.9% of revenues, before fuel surcharges, during the first six months of 2008 to 15.3% of revenues, before fuel surcharges, during the first six months of 2009 which, on a dollar basis, represented a decrease from $35.2 million during the first six months of 2008 to $16.1 million during the first six months of 2009. The decrease was related to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel from $1.79 during the first six months of 2008 to an average cost of $1.26 during the first six months of 2009. Fuel surcharge collections vary from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of declining fuel prices.

Rent and purchased transportation decreased from 2.9% of revenues, before fuel surcharges, during the first six months of 2008 to 2.5% of revenues, before fuel surcharges, during the first six months of 2009. The decrease relates to a decrease in amounts paid to third party transportation companies for intermodal services.

Depreciation increased from 11.9% of revenues, before fuel surcharges, during the first six months of 2008 to 16.6% of revenues, before fuel surcharges, during the first six months of 2009. The increase, as a percentage of revenue, relates to the interaction of lower revenues during the first six months of 2009 as compared to the first six months of 2008 and the fixed-cost nature of depreciation expense. On a dollar basis, depreciation decreased from $18.3 million during the first six months of 2008 to $17.4 million during the first six months of 2009 as the Company continues to reduce the size of its truck fleet in response to the continued weak demand in the truckload freight market.

Operating supplies and expenses increased from 10.1% of revenues, before fuel surcharges, during the first six months of 2008 to 12.6% of revenues, before fuel surcharges, during the first six months of 2009. The increase, as a percentage of revenue, relates to the interaction of expenses with fixed-cost characteristics, such as routine equipment maintenance costs, driver layover payments, drop lot rentals, and new tire amortization with a decrease in revenues for the periods compared. On a dollar basis, operating supplies and expenses decreased from $15.5 million during the first six months of 2008 to $13.2 million during the first six months of 2009 primarily due to a decrease in amounts paid for driver recruiting and outside tractor and trailer repairs.

Operating taxes and licenses increased from 5.6% of revenues, before fuel surcharges, during the first six months of 2008 to 6.2% of revenues, before fuel surcharges, during the first six months of 2009. As a percentage of revenue, the increase relates to the interaction of expenses with fixed-cost characteristics, such as registration fees, with a decrease in revenues for the periods compared. On a dollar basis, operating taxes and licenses decreased from $8.5 million during the first six months of 2008 to $6.5 million during the first six months of 2009. The dollar-based decrease relates primarily to a decrease in amounts paid for federal and state fuel taxes as fewer gallons of fuel were purchased and used during the first six months of 2009 as compared to the first six months of 2008.

Insurance and claims increased from 5.6% of revenues, before fuel surcharges, during the first six months of 2008 to 5.9% of revenues, before fuel surcharges, during the first six months of 2009. On a dollar basis, insurance and claims expense decreased from $8.6 million during the first six months of 2008 to $6.2 million during the first six months of 2009. The dollar-based decrease relates primarily to a decrease in auto liability insurance premiums for the periods compared. During the first six months of 2009, the number of miles traveled, which serves as the basis for calculating auto liability insurance premiums, decreased to 83.5 million from 119.7 million miles during the first six months of 2008. The most recent auto liability insurance policy renewal was also at a rate that represented a 2.6% decrease compared to the previous policy rate and contributed to the dollar-based decrease for the periods compared.

Other expenses increased from 1.5% of revenues, before fuel surcharges, during the first six months of 2008 to 2.2% of revenues, before fuel surcharges, during the first six months of 2009. The increase relates primarily to an increase in uncollectible revenue expense.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 104.0% for the first six months 2008 to 107.4% for the first six months of 2009.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	5.7	5.7	5.8	5.9
Rent and purchased transportation	90.5	89.3	89.8	89.0
Operating supplies and expenses	0.1	0.0	0.1	0.0
Insurance and claims	0.1	0.1	0.1	0.1
Communications and utilities	0.2	0.2	0.2	0.3
Other	0.9	0.4	0.9	0.8
Total operating expenses	97.5	95.7	96.9	96.1
Operating income	2.5	4.3	3.1	3.9
Interest expense	(0.1)	(0.2)	(0.1)	(0.3)
Income before income taxes	2.4	4.1	3.0	3.6

THREE MONTHS ENDED JUNE 30, 2009 VS. THREE MONTHS ENDED JUNE 30, 2008

For the quarter ended June 30, 2009, logistics and brokerage services revenue, before fuel surcharges, decreased 4.6% to $9.1 million as compared to $9.6 million for the quarter ended June 30, 2008. The decrease was primarily the result of a decrease in the number of loads brokered during the second quarter of 2009 as compared to the second quarter of 2008.

Rent and purchased transportation increased from 89.3% of revenues, before fuel surcharges, during the second quarter of 2008 to 90.5% of revenues, before fuel surcharges, during the second quarter of 2009. The increase relates to an increase in amounts charged by third party logistics and brokerage service providers.

Other expenses increased from 0.4% of revenues, before fuel surcharges, during the second quarter of 2008 to 0.9% of revenues, before fuel surcharges, during the second quarter of 2009. The increase relates primarily to an increase in uncollectible revenue expense.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 95.7% for the second quarter 2008 to 97.5% for the second quarter of 2009.

SIX MONTHS ENDED JUNE 30, 2009 VS. SIX MONTHS ENDED JUNE 30, 2008

For the first six months ended June 30, 2009, logistics and brokerage services revenue, before fuel surcharges, increased 0.5% to $17.7 million as compared to $17.6 million for the first six months ended June 30, 2008. The increase was primarily the result of increased rates charged which were partially offset by a decrease in the number of loads brokered during the first six months of 2009 as compared to the first six months of 2008.

Rent and purchased transportation increased from 89.0% of revenues, before fuel surcharges, during the first six months of 2008 to 89.8% of revenues, before fuel surcharges during the first six months of 2009. The increase relates to an increase in amounts charged by third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 96.1% for the first six months of 2008 to 96.9% for the first six months of 2009.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED JUNE 30, 2009 VS. THREE MONTHS ENDED JUNE 30, 2008

Net loss for all divisions was approximately $2.4 million, or 3.8% of revenues, before fuel surcharge for the second quarter of 2009 as compared to net loss of $1.3 million or 1.6% of revenues, before fuel surcharge for the second quarter of 2008. The increase in loss resulted in an increase in diluted loss per share from $0.14 for the second quarter of 2008 to a diluted loss per share of $0.25 for the second quarter of 2009.

SIX MONTHS ENDED JUNE 30, 2009 VS. SIX MONTHS ENDED JUNE 30, 2008

Net loss for all divisions was $5.7 million, or 4.6% of revenues, before fuel surcharge for the first six months of 2009 as compared to net loss of $4.2 million or 2.4% of revenues, before fuel surcharge for the first six months of 2008. The increase in loss resulted in an increase in diluted loss per share from $0.43 for the first six months of 2008 to a diluted loss per share of $0.61 for the first six months of 2009.

LIQUIDITY AND CAPITAL RESOURCES
The nature of our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, borrowings under our line of credit, installment note agreements, and borrowings under our investment margin account.

During the first six months of 2009, we generated $11.2 million in cash from operating activities. Investing activities used $1.0 million in cash in the first six months of 2009. Financing activities used $9.5 million in cash in the first six months of 2009.

Our primary use of funds is typically for the purchase of revenue equipment. We regularly use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations, to finance capital expenditures and repay long-term debt.

Occasionally we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 12 to 48 months. During the first six months of 2009, the Company’s subsidiaries entered into installment obligations totaling approximately $6.7 million for the purpose of purchasing revenue equipment. These obligations are payable in 36 monthly installments at an interest rate of 5.45%.

During the remainder of 2009, we do not expect to purchase any new trucks or new trailers but will continue to sell or trade older equipment. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

During the first six months of 2009 we maintained a $30.0 million revolving line of credit. Amounts outstanding under the line of credit bear interest at LIBOR (determined as of the first day of each month) plus 1.95% (2.27% at June 30, 2009), are secured by our accounts receivable and mature on May 31, 2010; however, the Company has the intent and ability to extend the terms of this line of credit for an additional one year period until May 31, 2011. At June 30, 2009 outstanding advances on the line of credit were approximately $1.2 million, consisting entirely of letters of credit, with availability to borrow $28.8 million.

Trade accounts receivable at June 30, 2009 decreased approximately $5.3 million as compared to December 31, 2008. The decrease relates to a general decrease in revenue, which flows through the accounts receivable account.

Prepaid expenses and deposits at June 30, 2009 increased approximately $2.2 million as compared to December 31, 2008. The primary reason for the increase relates to the prepayment of revenue equipment license fees and auto liability insurance premiums paid during the first six months of 2009. These prepaid expenses will be amortized to expense throughout the year.

Revenue equipment, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units, decreased approximately $16.6 million as compared to December 31, 2008. This decrease relates primarily to the continued process of turning in older trade tractors during the first six months of 2009 for new tractors purchased in December 2008. During the first six months of 2009, the cost basis of revenue equipment sold or traded was approximately $20.9 million. Partially offsetting the decrease related to trades or sales were purchases of auxiliary power units and the final group of replacement trailers related to the 2008 capital expenditures plan.

Accounts payable at June 30, 2009 decreased approximately $6.6 million as compared to December 31, 2008. The decrease was primarily related to $4.4 million of asset purchase accruals for assets purchased in December 2008 for which payment was not due until January 2009. The decrease also reflects a decrease of approximately $3.0 million in amounts reclassified to accounts payable as bank drafts outstanding at June 30, 2009 as compared to December 31, 2008.

Current maturities of long-term debt at June 30, 2009 decreased approximately $4.4 million as compared to December 31, 2008. The decrease is related to the payment of scheduled installment note payments during the first six months of 2009.

Long-term debt at June 30, 2009 decreased approximately $3.1 million as compared to December 31, 2008. The decrease is primarily related to a decrease in the balance due on the Company’s line of credit at June 30, 2009 as compared to December 31, 2008. During the first six months of 2009 the Company repaid approximately $3.7 million more than it borrowed under its line of credit.

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

Equity Price Risk
We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities increased to $12.6 million at June 30, 2009 from $12.5 million at December 31, 2008. The increase during the first six months of 2009 reflects purchases of approximately $23,000, returns of capital of approximately $107,000, and an increase in the fair market value of approximately $192,000. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.3 million. For additional information with respect to the marketable equity securities, see Note C to our condensed consolidated financial statements.

Interest Rate Risk
Our line of credit bears interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are effected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $1.0 million of variable rate debt was outstanding; a hypothetical 100 basis point increase in LIBOR for a one year period would result in approximately $10,000 of additional interest expense.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on May 28, 2009. The matters voted on at the meeting and the votes cast with respect to each matter were as follows:
Proposal to elect nine directors:	Votes For	Votes Withheld	Abstentions	Broker Non-votes

Frederick P. Calderone	7,250,291	1,973,525	0	0
Frank L. Conner	9,088,251	135,565	0	0
W. Scott Davis	9,171,425	52,391	0	0
Christopher L. Ellis	8,477,911	745,905	0	0
Manual J. Moroun	7,324,224	1,899,592	0	0
Matthew T. Moroun	7,323,824	1,899,992	0	0
Daniel C. Sullivan	9,156,125	67,691	0	0
Robert W. Weaver	7,885,016	1,338,800	0	0
Charles F. Wilkins	8,951,072	272,744	0	0

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-K:
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 11, 2007.)
10.1	Employment agreement between Daniel H. Cushman and the Company
10.2	Relocation agreement between Daniel H. Cushman and the Company
10.3	P.A.M. Transportation Services, Inc. Incentive Compensation Plan Calendar Year 2010
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: August 6, 2009	By: /s/ Daniel H. Cushman
Daniel H. Cushman
President and Chief Executive Officer
(principal executive officer)

Dated: August 6, 2009	By: /s/ Larry J. Goddard
Larry J. Goddard
Vice President-Finance, Chief Financial
Officer, Secretary and Treasurer
(principal accounting and financial officer)

P.A.M. TRANSPORTATION SERVICES, INC.
Index to Exhibits to Form 10-Q

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002.)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 11, 2007.)
10.1	Employment agreement between Daniel H. Cushman and the Company
10.2	Relocation agreement between Daniel H. Cushman and the Company
10.3	P.A.M. Transportation Services, Inc. Incentive Compensation Plan Calendar Year 2010
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certifications of Chief Executive Officer and Chief Financial Officer