Form 10-Q
period 2009-09-30
PAM TRANSPORTATION SERVICES INC
filed 2009-11-09
CIK 798287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 19, 2009
Common Stock, $.01 Par Value	9,413,607

P.A.M. TRANSPORTATION SERVICES, INC.
Form 10-Q
For The Quarter Ended September 30, 2009

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (in thousands, except share and per share data)
	September 30,	December 31,
	2009	2008
ASSETS	(unaudited)	(see note)
Current assets:
Cash and cash equivalents	$3,628	$858
Accounts receivable-net:
Trade	47,637	43,815
Other	1,481	1,088
Inventories	767	858
Prepaid expenses and deposits	9,185	9,443
Marketable equity securities	14,459	12,540
Income taxes refundable	1,189	524
Total current assets	78,346	69,126

Property and equipment:
Land	4,924	4,916
Structures and improvements	13,665	13,596
Revenue equipment	301,524	320,188
Office furniture and equipment	7,761	7,606
Total property and equipment	327,874	346,306
Accumulated depreciation	(136,182)	(125,742)
Net property and equipment	191,692	220,564

Other assets:
Other	561	671
TOTAL ASSETS	$270,599	$290,361

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,039	$20,269
Accrued expenses and other liabilities	10,163	15,684
Current maturities of long-term debt	10,420	15,928
Deferred income taxes-current	1,481	157
Total current liabilities	39,103	52,038

Long-term debt-less current portion	29,797	35,492
Deferred income taxes-less current portion	51,128	47,354
Total liabilities	120,028	134,884

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,370,207 and
11,368,207 shares issued; 9,411,607 and 9,409,607 shares outstanding
at September 30, 2009 and December 31, 2008, respectively	114	114
Additional paid-in capital	77,696	77,659
Accumulated other comprehensive income	2,600	611
Treasury stock, at cost; 1,958,600 shares	(29,127)	(29,127)
Retained earnings	99,288	106,220
Total shareholders’ equity	150,571	155,477
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$270,599	$290,361

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
OPERATING REVENUES:
Revenue, before fuel surcharge	$67,668	$81,692	$190,305	$252,817
Fuel surcharge	9,075	24,266	20,733	69,891
Total operating revenues	76,743	105,958	211,038	322,708

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	26,091	30,915	74,176	97,028
Fuel expense	18,296	38,774	45,933	119,321
Rents and purchased transportation	10,171	10,347	28,791	30,709
Depreciation	8,336	9,289	25,716	27,574
Operating supplies and expenses	6,614	7,524	19,840	22,995
Operating taxes and licenses	3,194	3,953	9,737	12,476
Insurance and claims	3,175	3,842	9,347	12,498
Communications and utilities	649	657	1,985	2,225
Other	1,295	1,233	3,745	3,735
Loss on disposition of equipment	271	706	295	926
Total operating expenses and costs	78,092	107,240	219,565	329,487

OPERATING LOSS	(1,349)	(1,282)	(8,527)	(6,779)

NON-OPERATING INCOME (EXPENSE)	(160)	(3,377)	(827)	(3,597)
INTEREST EXPENSE	(563)	(614)	(1,856)	(1,714)

LOSS BEFORE INCOME TAXES	(2,072)	(5,273)	(11,210)	(12,090)

FEDERAL AND STATE INCOME TAX BENEFIT:
Current	-	-	-	-
Deferred	(842)	(2,092)	(4,278)	(4,749)
Total federal and state income tax benefit	(842)	(2,092)	(4,278)	(4,749)

NET LOSS	$(1,230)	$(3,181)	$(6,932)	$(7,341)

LOSS PER COMMON SHARE:
Basic	$(0.13)	$(0.33)	$(0.74)	$(0.76)
Diluted	$(0.13)	$(0.33)	$(0.74)	$(0.76)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,411	9,665	9,410	9,723
Diluted	9,415	9,665	9,414	9,723

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Nine Months Ended
	September 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(6,932)	$(7,341)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	25,716	27,574
Bad debt expense	714	87
Stock compensation-net of excess tax benefits	29	97
Non-compete agreement amortization-net of payments	-	(17)
Deferred income taxes	(4,278)	(4,749)
Reclassification of unrealized loss on marketable equity securities	1,338	3,815
(Gain) loss on sale or reclass of marketable equity securities	(160)	443
Loss on sale or disposal of equipment	295	926
Changes in operating assets and liabilities:
Accounts receivable	(4,732)	(5,819)
Prepaid expenses, inventories, and other assets	459	5,206
Income taxes refundable	7,450	1,097
Trade accounts payable	1,207	(3,878)
Accrued expenses	1,350	1,412
Net cash provided by operating activities	22,456	18,853

INVESTING ACTIVITIES:
Purchases of property and equipment	(10,421)	(39,942)
Proceeds from sale or disposal of equipment	8,844	6,296
Change in restricted cash	(196)	2,595
Net sales (purchases) of marketable equity securities	153	(3,559)
Net cash used in investing activities	(1,620)	(34,610)

FINANCING ACTIVITIES:
Borrowings under line of credit	241,699	418,074
Repayments under line of credit	(245,443)	(433,654)
Borrowings of long-term debt	6,737	39,635
Repayments of long-term debt	(14,196)	(4,306)
Borrowings under margin account	12,990	11,112
Repayments under margin account	(19,861)	(959)
Exercise of stock options	8	-
Repurchases of common stock	-	(2,414)
Net cash (used in) provided by financing activities	(18,066)	27,488

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,770	11,731

CASH AND CASH EQUIVALENTS-Beginning of period	858	407

CASH AND CASH EQUIVALENTS-End of period	$3,628	$12,138

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$1,891	$1,686
Income taxes	$121	$294

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$6	$3,542

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Shareholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

Balance at December 31, 2008	9,410	$114	$77,659		$611	$(29,127)	$106,220	$155,477

Components of comprehensive loss:
Net loss				$(6,932)			(6,932)	(6,932)
Other comprehensive loss:
Unrealized gains on marketable
securities, net of tax of $1,259				1,989	1,989			1,989
Total comprehensive loss				$(4,943)

Exercise of stock options-shares issued
including tax benefits	2		8					8

Share-based compensation			29					29

Balance at September 30, 2009	9,412	$114	$77,696		$2,600	$(29,127)	$99,288	$150,571

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2009

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

NOTE B:  RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. For financial assets and liabilities, this guidance was effective for fiscal periods beginning after November 15, 2007 and did not require any new fair value measurements. In February 2008, the FASB delayed the effective date for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2009, the Company adopted the provisions of ASC Topic 820, as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. The adoption of these provisions, as it relates to nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s financial condition, results of operations, or cash flow. See Note J for additional discussion on fair value measurements.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 320, Investments-Debt and Equity Securities and Topic 325, Investments-Other, which is designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This guidance is effective for periods ending after June 15, 2009. The adoption of ASC Topic 320 and ASC Topic 325 did not have a material impact on the Company’s financial condition, results of operations, or cash flow.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, Financial Instruments, which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This pronouncement is effective for periods ending after June 15, 2009. The adoption of ASC Topic 825 did not have a material impact on the Company’s financial condition, results of operations, or cash flow.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, Subsequent Events, which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim or fiscal periods ending after June 15, 2009. The adoption of ASC Topic 855 did not have a material impact on the Company’s financial condition, results of operations, or cash flow.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“U.S. GAAP”). FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. The provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The adoption of ASC Topic 105 did not have a material impact on the Company’s financial condition, results of operations, or cash flow.

NOTE C:  MARKETABLE EQUITY SECURITIES
The Company accounts for its marketable securities in accordance with ASC Topic 320, Investments-Debt and Equity Securities. ASC Topic 320 requires companies to classify their investments as trading, available-for-sale or held-to-maturity. The Company’s investments in marketable securities are classified as either trading or available-for-sale and consist of equity securities. Management determines the appropriate classification of these securities at the time of purchase and re-evaluates such designation as of each balance sheet date. During the third quarter of 2009, the Company sold securities with a cost basis of approximately $42,000 for a realized gain of approximately $13,000.

Marketable equity securities are carried at fair value, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income in shareholders’ equity. Realized gains and losses, declines in value judged to be other-than-temporary on available-for-sale securities, and increases or decreases in value on trading securities, if any, are included in the determination of net income. A quarterly evaluation is performed in order to judge whether declines in value below cost should be considered temporary and when losses are deemed to be other-than-temporary. Several factors are considered in this evaluation process including the severity and duration of the decline in value, the financial condition and near-term outlook for the specific issuer and the Company’s ability to hold the securities. There were no securities in a cumulative loss position for twelve months or longer at September 30, 2009. However, based on the severity of declines in certain securities during the first nine months of 2009 and the fact that the Company has no evidence that indicates these securities will regain a value equal to or greater than their cost basis, their declines in value have been determined to be other-than-temporary. As a result of this evaluation, the Company recorded an impairment charge of approximately $233,000 in non-operating income (expense) in its statement of operations for the quarter ending September 30, 2009. These declines came primarily from our equity securities in the pharmaceutical, financial, and automotive sectors. The cost of securities sold is based on the specific identification method and interest and dividends on securities are included in non-operating income.

As of September 30, 2009, equity securities classified as available-for-sale and equity securities classified as trading had a cost basis of approximately $9,699,000 and $463,000, respectively, and fair market values of approximately $13,904,000 and $555,000, respectively. For the nine months ended September 30, 2009, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $2,009,000, net of deferred income taxes. Also during this period, the Company recognized gains on trading securities of approximately $91,000, net of deferred income taxes. During the quarter ending September 30, 2009, the Company recognized losses on trading securities of approximately $37,000, net of deferred income taxes. As of September 30, 2009, the Company’s marketable securities that are classified as available-for-sale had gross unrealized gains of approximately $4,529,000 and gross unrealized losses of approximately $324,000. The Company’s marketable securities that are classified as trading had gross recognized gains of approximately $92,000 and gross recognized losses of approximately $1,000. As of September 30, 2009, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $2,600,000.

The following table shows the Company’s investments’ approximate gross unrealized losses and fair value at September 30, 2009 and December 31, 2008. These investments consist of equity securities. As of September 30, 2009 and December 31, 2008 there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	September 30, 2009		December 31, 2008
	(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities – Available for sale	$2,435	$324	$4,775	$1,237
Equity securities – Trading	46	1	372	67
Totals	$2,481	$325	$5,147	$1,304

The market value of the Company’s equity securities are used as collateral against any outstanding margin account borrowings. As of September 30, 2009, the Company had no outstanding borrowings under its margin account.

NOTE D:  STOCK BASED COMPENSATION
The Company maintains a stock option plan under which incentive stock options and nonqualified stock options may be granted. On March 2, 2006, the Company’s Board of Director’s adopted, and shareholders later approved, the 2006 Stock Option Plan (the “2006 Plan”). Under the 2006 Plan 750,000 shares are reserved for the issuance of stock options to directors, officers, key employees and others. The option exercise price under the 2006 Plan is the fair market value of the stock on the date the option is granted. The fair market value is determined by the average of the highest and lowest sales prices for a share of the Company’s common stock, on its primary exchange, on the same date that the option is granted. During the first nine months of 2009, options for 16,000 shares were issued under the 2006 Plan at an option exercise price of $3.84 per share, and at September 30, 2009, 686,000 shares were available for granting future options.

Outstanding incentive stock options at September 30, 2009, must be exercised within six years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at September 30, 2009, must be exercised within five to ten years from the date of grant.

In August 2002, the Company granted performance-based variable stock options for 300,000 shares to certain key executives. The exercise price for these awards was fixed at the grant date and was equal to the fair market value of the stock on that date. On the date of grant, options for 60,000 shares vested immediately and vesting of the options for the remaining 240,000 shares was scheduled to occur on a straight-line basis each year from March 15, 2003 through March 15, 2008 upon meeting performance criteria. In order to meet the performance criteria, net income for each fiscal year must have been at least equal to 1.05 times net income for the preceding fiscal year, unless net income for the preceding fiscal year was zero or negative, in which case net income for the fiscal year must have been at least 90% of net income for the most recent year with positive income. As of September 30, 2009, options for 180,000 shares had vested under this 300,000 share option grant (including those options which immediately vested upon grant) while options for 120,000 shares have been forfeited as the performance criteria were not met for the fiscal years 2003, 2004 and 2007.

The total fair value of options vested during the first nine months of 2009 was approximately $29,000. As of September 30, 2009, the Company did not have any stock-based compensation plans with unrecognized stock-based compensation expense. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first nine months of 2009 was approximately $29,000 which resulted from the annual grant of an option for 2,000 shares to each non-employee director during the first quarter of 2009. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $97,000 during the first nine months of 2008 and includes approximately $80,000 recognized as a result of the annual grant of an option for 2,000 shares to each non-employee director during the first quarter of 2008. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 during the nine months ending September 30, 2009 but did not have a recognizable impact on diluted or basic earnings per share reported for the third quarter ending September 30, 2009. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 during the nine months ending September 30, 2008 but did not have a recognizable impact on diluted or basic earnings per share reported for the third quarter ending September 30, 2008. The weighted average grant date fair value of options granted during the first nine months of 2009 and 2008 was $1.84 per share and $4.98 per share, respectively.

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

Information related to option activity for the nine months ended September 30, 2009 is as follows:

	Shares Under Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding-beginning of year	254,500	$22.32
Granted	16,000	3.84
Exercised	(2,000)	3.84
Cancelled/forfeited/expired	(8,000)	16.99
Outstanding at September 30, 2009	260,500	$21.49	2.9	$59,080

Exercisable at September 30, 2009	260,500	$21.49	2.9	$59,080
___________________________
* The intrinsic value of in the money stock options is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on September 30, 2009, was $8.06.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of September 30, 2009 and the number and weighted average exercise price of options exercisable as of September 30, 2009 are as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$3.84	14,000	4.5	14,000
$14.98	16,000	3.5	16,000
$18.27	10,000	0.4	10,000
$19.88	12,500	3.0	12,500
$22.92	14,000	2.5	14,000
$23.22	180,000	3.0	180,000
$26.73	14,000	1.7	14,000
	260,500	2.9	260,500

During the nine months ended September 30, 2009, the Company received cash from option exercises in the amount of approximately $8,000. There were no option exercises during the nine months ended September 30, 2008. The Company issues new shares upon option exercise.

NOTE E:  SEGMENT INFORMATION
The Company follows the guidance provided by ASC Topic 280, Segment Reporting, in its identification of operating segments. The Company has determined that it has a total of eight operating segments whose primary operations can be characterized as either Truckload Services or Brokerage and Logistics Services, however in accordance with the aggregation criteria provided by FASB ASC Topic 280 the Company has determined that the operations of the eight operating segments can be aggregated into a single reporting segment, motor carrier operations. Truckload Services revenues and Brokerage and Logistics Services revenues, each before fuel surcharges, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$58,385	86.3	$73,280	89.7	$163,289	85.8	$226,765	89.7
Brokerage and Logistics Services revenue	9,283	13.7	8,412	10.3	27,016	14.2	26,052	10.3
Total revenues	$67,668	100.0	$81,692	100.0	$190,305	100.0	$252,817	100.0

NOTE F:  TREASURY STOCK
The Company accounts for Treasury stock using the cost method and as of September 30, 2009, 1,958,600 shares were held in the treasury at an aggregate cost of approximately $29,127,000.

NOTE G:  COMPREHENSIVE INCOME (LOSS)
Comprehensive income was comprised of net income plus or minus market value adjustments related to our marketable securities. The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)

Net loss	$(1,230)	$(3,181)	$(6,932)	$(7,341)

Other comprehensive (loss) income:
Reclassification adjustment for unrealized losses on marketable
securities included in net income, net of income taxes	144	1,968	859	2,310
Change in fair value of marketable securities, net of income taxes	1,180	(4)	1,130	(2,666)
Total comprehensive income (loss)	$94	$(1,217)	$(4,943)	$(7,697)

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

A reconciliation of the basic and diluted income per share computations for the three and nine months ended September 30, 2009 and 2008, respectively, is as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)

Net loss	$(1,230)	$(3,181)	$(6,932)	$(7,341)

Basic weighted average common shares outstanding	9,411	9,665	9,410	9,723

Dilutive effect of common stock equivalents	4	-	4	-

Diluted weighted average common shares outstanding	9,415	9,665	9,414	9,723

Basic loss per share	$(0.13)	$(0.33)	$(0.74)	$(0.76)

Diluted loss per share	$(0.13)	$(0.33)	$(0.74)	$(0.76)

Options to purchase 246,500 and 254,500 shares of common stock were outstanding at September 30, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because to do so would have an anti-dilutive effect.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of September 30, 2009, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the three and nine months ended September 30, 2009, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

NOTE J:  FAIR VALUE OF FINANCIAL INSTRUMENTS
Our financial instruments consist of cash and cash equivalents, marketable equity securities, accounts receivable, trade accounts payable, and borrowings.

The Company follows guidance under ASC Topic 820, Fair Value Measurements and Disclosures, with regard to financial assets and liabilities measured on a recurring basis. ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Assets and liabilities measured at fair value on a recurring basis and subject to the disclosure requirements of ASC 820 as of September 30, 2009 are summarized below:
	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable securities	$14,459	$14,459	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at September 30, 2009 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$40,217	$39,878

The Company follows guidance provided by ASC 825, Financial Instruments, and did not elect the fair value option for our financial instruments.

NOTE K:  NOTES PAYABLE AND LONG-TERM DEBT
During the first nine months of 2009, the Company’s subsidiaries entered into installment obligations totaling approximately $6.7 million for the purpose of purchasing revenue equipment. These obligations are each payable in 36 monthly installments at an interest rate of 5.45%.

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

BUSINESS OVERVIEW
The Company’s administrative headquarters are in Tontitown, Arkansas. From this location we manage operations conducted through wholly owned subsidiaries based in various locations around the United States and Canada. The operations of these subsidiaries can generally be classified into either truckload services or brokerage and logistics services. Truckload services include those transportation services in which we utilize company owned trucks or owner-operator owned trucks. Brokerage and logistics services consist of services such as transportation scheduling, routing, mode selection, transloading and other value added services related to the transportation of freight which may or may not involve the usage of company owned or owner-operator owned equipment. Both our truckload operations and our brokerage/logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. All of the Company’s operations are in the motor carrier operating segment.

For both services, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. For the three and nine month periods ended September 30, 2009, truckload services revenues, excluding fuel surcharges, represented 86.3% and 85.8% of total revenues, excluding fuel surcharges, with remaining revenues, excluding fuel surcharges, being generated from brokerage and logistics services. For the three and nine month periods ended September 30, 2008, truckload services revenues, excluding fuel surcharges, represented 89.7% and 89.7% of total revenues, excluding fuel surcharges, with remaining revenues, excluding fuel surcharges, being generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three and nine months ending September 30, 2009, approximately $9.1 million and $20.7 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the three and nine months ending September 30, 2008 approximately $24.3 million and $69.9 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES
The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	43.8	41.4	44.5	42.1
Fuel expense, net of fuel surcharge	15.9	20.0	15.5	22.0
Rent and purchased transportation	2.9	3.5	2.6	3.1
Depreciation	14.3	12.7	15.8	12.2
Operating supplies and expenses	11.3	10.2	12.1	10.1
Operating taxes and license	5.5	5.4	6.0	5.5
Insurance and claims	5.4	5.2	5.7	5.5
Communications and utilities	1.1	0.9	1.2	0.9
Other	2.0	1.5	2.1	1.5
Loss on sale or disposal of property	0.4	1.0	0.2	0.4
Total operating expenses	102.6	101.8	105.7	103.3
Operating loss	(2.6)	(1.8)	(5.7)	(3.3)
Non-operating income (expense)	(0.3)	(4.6)	(0.5)	(1.6)
Interest expense	(1.0)	(0.8)	(1.1)	(0.7)
Loss before income taxes	(3.9)	(7.2)	(7.3)	(5.6)

THREE MONTHS ENDED SEPTEMBER 30, 2009 VS. THREE MONTHS ENDED SEPTEMBER 30, 2008

For the quarter ended September 30, 2009, truckload services revenue, before fuel surcharges, decreased 20.3% to $58.4 million as compared to $73.3 million for the quarter ended September 30, 2008. The decrease was primarily due to a decrease in the number of miles traveled from 54.3 million miles during the third quarter of 2008 to 47.0 million miles during the third quarter of 2009. The comparative decrease in miles traveled resulted primarily from a decrease in equipment utilization and a decrease in the average number of revenue generating trucks. During the third quarter of 2009, the continued weak demand for our services had a negative impact on our equipment utilization and contributed to a decrease in the average number of miles traveled per truck each work day from 460 miles during the third quarter of 2008 to 429 miles during the third quarter of 2009. Also contributing to the decrease in miles traveled was a decrease in the number of trucks utilized in our operations from 1,971 trucks during the third quarter of 2008 to 1,714 trucks during the third quarter of 2009 as we continue to downsize our operations in response to reduced demand in the truckload freight market. The effect of this reduced demand along with excess industry capacity has also had a negative impact on the average rate we have been able to charge for our services.

Salaries, wages and benefits increased from 41.4% of revenues, before fuel surcharges, in the third quarter of 2008 to 43.8% of revenues, before fuel surcharges, during the third quarter of 2009. The increase, as a percentage of revenue, relates to the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, maintenance wages, operations wages, and payroll taxes, with a decrease in revenues for the periods compared. On a dollar basis, salaries, wages and benefits decreased from $30.4 million during the third quarter of 2008 to $25.6 million during the third quarter of 2009 as the number of company driver compensated miles decreased from 54.3 million miles during the third quarter of 2008 to 47.0 million miles during the third quarter of 2009. Also contributing to the decrease on a dollar basis was a decrease in amounts paid for driver lease expense and a pay rate cut for all employees. Driver lease expense, which is a component of salaries, wages and benefits, decreased as the average number of owner-operators under contract decreased from 40 during the third quarter of 2008 to 33 during the third quarter of 2009. Also, during June 2009, the Company implemented an across-the-board 5% employee pay rate reduction.

Fuel expense, net of fuel surcharge, decreased from 20.0% of revenues, before fuel surcharges, during the third quarter of 2008 to 15.9% of revenues, before fuel surcharges, during the third quarter of 2009, which, on a dollar basis, represented a decrease from $14.6 million during the third quarter of 2008 to $9.3 million during the third quarter of 2009. The decrease was related to both a decrease in the number of gallons of fuel purchased resulting from fewer miles traveled and a decrease in the average surcharge-adjusted price paid per gallon of fuel from $1.67 during the third quarter of 2008 to an average price of $1.32 paid during the third quarter of 2009. Fuel surcharge collections vary from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices.

Rent and purchased transportation decreased from 3.5% of revenues, before fuel surcharges, during the third quarter of 2008 to 2.9% of revenues, before fuel surcharges, during the third quarter of 2009. The decrease relates to a decrease in amounts paid to third party transportation companies for intermodal services for the periods compared.

Depreciation increased from 12.7% of revenues, before fuel surcharges, during the third quarter of 2008 to 14.3% of revenues, before fuel surcharges, during the third quarter of 2009. The increase, as a percentage of revenue, relates to the interaction of lower revenues during the third quarter of 2009 as compared to the third quarter of 2008 and the fixed-cost nature of depreciation expense. On a dollar basis, depreciation decreased from $9.3 million during the third quarter of 2008 to $8.3 million during the third quarter of 2009 as the Company continues to reduce the size of its truck fleet in response to reduced demand in the truckload freight market.

Operating supplies and expenses increased from 10.2% of revenues, before fuel surcharges, during the third quarter of 2008 to 11.3% of revenues, before fuel surcharges, during the third quarter of 2009. The increase, as a percentage of revenue, relates to the interaction of expenses with fixed-cost characteristics, such as routine equipment maintenance costs, driver layover payments, drop lot rentals, and new tire amortization, with a decrease in revenues for the periods compared. On a dollar basis, operating supplies and expenses decreased from $7.5 million during the third quarter of 2008 to $6.6 million during the third quarter of 2009 primarily due to a decrease in amounts paid for driver recruiting and outside tractor and trailer repairs.

Operating taxes and licenses increased from 5.4% of revenues, before fuel surcharges, during the third quarter of 2008 to 5.5% of revenues, before fuel surcharges, during the third quarter of 2009. As a percentage of revenue, the increase relates to the interaction of expenses with fixed-cost characteristics, such as registration fees, with a decrease in revenues for the periods compared. On a dollar basis, operating taxes and licenses decreased from $4.0 million during the third quarter of 2008 to $3.2 million during the third quarter of 2009. The dollar-based decrease relates primarily to a decrease in amounts paid for federal and state fuel taxes as fewer gallons of fuel were purchased and used during the third quarter of 2009 as compared to the third quarter of 2008.

Insurance and claims increased from 5.2% of revenues, before fuel surcharges, during the third quarter of 2008 to 5.4% of revenues, before fuel surcharges, during the third quarter of 2009. On a dollar basis, insurance and claims expense decreased from $3.8 million during the third quarter of 2008 to $3.2 million during the third quarter of 2009. The dollar-based decrease relates primarily to a decrease in auto liability insurance premiums for the periods compared. During the third quarter of 2009, the number of miles traveled, which serves as the basis for calculating auto liability insurance premiums, decreased to 47.0 million from 54.3 million miles during the third quarter of 2008. The most recent auto liability insurance policy was also renewed at a lower rate and contributed to the dollar-based decrease for the periods compared.

Other expenses increased from 1.5% of revenues, before fuel surcharges, during the third quarter of 2008 to 2.0% of revenues, before fuel surcharges, during the third quarter of 2009. The increase relates primarily to an increase in uncollectible revenue expense.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 101.8% for the third quarter 2008 to 102.6% for the third quarter of 2009.

NINE MONTHS ENDED SEPTEMBER 30, 2009 VS. NINE MONTHS ENDED SEPTEMBER 30, 2008

For the first nine months ended September 30, 2009, truckload services revenue, before fuel surcharges, decreased 28.0% to $163.3 million as compared to $226.8 million for the first nine months ended September 30, 2008. The decrease was primarily due to a decrease in the number of miles traveled from 174.0 million miles during the first nine months of 2008 to 130.5 million miles during the first nine months of 2009. The comparative decrease in miles traveled resulted primarily from a decrease in equipment utilization and a decrease in the average number of revenue generating trucks. During the first nine months of 2009, the continued weak demand for our services had a negative impact on our equipment utilization and contributed to a decrease in the average number of miles traveled per truck each work day from 458 miles during the first nine months of 2008 to 394 miles during the first nine months of 2009. Also contributing to the decrease in miles traveled was a decrease in the number of trucks utilized in our operations from 2,019 trucks during the first nine months of 2008 to 1,734 trucks during the first nine months of 2009 as we continue to downsize our operations in response to reduced demand in the truckload freight market. The effect of this reduced demand along with excess industry capacity has also had a negative impact on the average rate we have been able to charge for our services.

Salaries, wages and benefits increased from 42.1% of revenues, before fuel surcharges, in the first nine months of 2008 to 44.5% of revenues, before fuel surcharges, during the first nine months of 2009. The increase, as a percentage of revenue, relates to the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, maintenance wages, operations wages, and payroll taxes with a decrease in revenues for the periods compared. Based on a dollar comparison, salaries, wages and benefits decreased from $95.4 million during the first nine months of 2008 to $72.6 million during the first nine months of 2009 as the number of driver compensated miles decreased from 174.0 million miles during the first nine months of 2008 to 130.5 million miles during the first nine months of 2009. Also contributing to the decrease on a dollar basis was a decrease in amounts paid for driver lease expense, a gain related to life insurance proceeds, and a pay rate cut for all employees. Driver lease expense, which is a component of salaries, wages and benefits, decreased as the average number of owner-operators under contract decreased from 46 during the first nine months of 2008 to 33 during the first nine months of 2009. During the first nine months of 2009, the Company recorded a one-time gain related to life insurance proceeds of $1.0 million due to the death of one of its former officers. Also, during June 2009, the Company implemented an across-the-board 5% employee pay rate reduction plan.

Fuel expense, net of fuel surcharge, decreased from 22.0% of revenues, before fuel surcharges, during the first nine months of 2008 to 15.5% of revenues, before fuel surcharges, during the first nine months of 2009 which, on a dollar basis, represented a decrease from $49.8 million during the first nine months of 2008 to $25.3 million during the first nine months of 2009. The decrease was related to both a decrease in the number of gallons of fuel purchased resulting from fewer miles traveled and a decrease in the average surcharge-adjusted price paid per gallon of fuel from $1.75 during the first nine months of 2008 to an average price of $1.29 paid during the first nine months of 2009. Fuel surcharge collections vary from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of declining fuel prices.

Rent and purchased transportation decreased from 3.1% of revenues, before fuel surcharges, during the first nine months of 2008 to 2.6% of revenues, before fuel surcharges, during the first nine months of 2009. The decrease relates to a decrease in amounts paid to third party transportation companies for intermodal services.

Depreciation increased from 12.2% of revenues, before fuel surcharges, during the first nine months of 2008 to 15.8% of revenues, before fuel surcharges, during the first nine months of 2009. The increase, as a percentage of revenue, relates to the interaction of lower revenues during the first nine months of 2009 as compared to the first nine months of 2008 and the fixed-cost nature of depreciation expense. On a dollar basis, depreciation decreased from $27.6 million during the first nine months of 2008 to $25.7 million during the first nine months of 2009 as the Company continues to reduce the size of its truck fleet in response to the continued weak demand in the truckload freight market.

Operating supplies and expenses increased from 10.1% of revenues, before fuel surcharges, during the first nine months of 2008 to 12.1% of revenues, before fuel surcharges, during the first nine months of 2009. The increase, as a percentage of revenue, relates to the interaction of expenses with fixed-cost characteristics, such as routine equipment maintenance costs, driver layover payments, drop lot rentals, and new tire amortization with a decrease in revenues for the periods compared. On a dollar basis, operating supplies and expenses decreased from $23.0 million during the first nine months of 2008 to $19.8 million during the first nine months of 2009 primarily due to a decrease in amounts paid for driver recruiting and outside tractor and trailer repairs.

Operating taxes and licenses increased from 5.5% of revenues, before fuel surcharges, during the first nine months of 2008 to 6.0% of revenues, before fuel surcharges, during the first nine months of 2009. As a percentage of revenue, the increase relates to the interaction of expenses with fixed-cost characteristics, such as registration fees, with a decrease in revenues for the periods compared. On a dollar basis, operating taxes and licenses decreased from $12.5 million during the first nine months of 2008 to $9.7 million during the first nine months of 2009. The dollar-based decrease relates primarily to a decrease in amounts paid for federal and state fuel taxes as fewer gallons of fuel were purchased and used during the first nine months of 2009 as compared to the first nine months of 2008.

Insurance and claims increased from 5.5% of revenues, before fuel surcharges, during the first nine months of 2008 to 5.7% of revenues, before fuel surcharges, during the first nine months of 2009. On a dollar basis, insurance and claims expense decreased from $12.5 million during the first nine months of 2008 to $9.3 million during the first nine months of 2009. The dollar-based decrease relates primarily to a decrease in auto liability insurance premiums for the periods compared. During the first nine months of 2009, the number of miles traveled, which serves as the basis for calculating auto liability insurance premiums, decreased to 130.5 million from 174.0 million miles during the first nine months of 2008. The most recent auto liability insurance policy was also renewed at a lower rate and contributed to the dollar-based decrease for the periods compared.

Other expenses increased from 1.5% of revenues, before fuel surcharges, during the first nine months of 2008 to 2.1% of revenues, before fuel surcharges, during the first nine months of 2009. The increase relates primarily to an increase in uncollectible revenue expense.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 103.3% for the first nine months 2008 to 105.7% for the first nine months of 2009.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	5.6	6.6	5.7	6.1
Rent and purchased transportation	90.8	91.3	90.2	89.7
Operating supplies and expenses	0.1	0.0	0.1	0.0
Insurance and claims	0.1	0.1	0.1	0.1
Communications and utilities	0.2	0.2	0.2	0.3
Other	1.1	1.2	1.0	1.0
Total operating expenses	97.9	99.4	97.3	97.2
Operating income	2.1	0.6	2.7	2.8
Interest expense	(0.1)	(0.2)	(0.1)	(0.2)
Income before income taxes	2.0	0.4	2.6	2.6

THREE MONTHS ENDED SEPTEMBER 30, 2009 VS. THREE MONTHS ENDED SEPTEMBER 30, 2008

For the quarter ended September 30, 2009, logistics and brokerage services revenue, before fuel surcharges, increased 10.4% to $9.3 million as compared to $8.4 million for the quarter ended September 30, 2008. The increase was primarily the result of an increase in the number of loads brokered during the third quarter of 2009 as compared to the third quarter of 2008.

Salaries, wages and benefits decreased from 6.6% of revenues, before fuel surcharges, during the third quarter of 2008 to 5.6% of revenues, before fuel surcharges, during the third quarter of 2009. The decrease, as a percentage of revenue, relates to the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, maintenance wages, operations wages, and payroll taxes with an increase in revenues for the periods compared.

Rent and purchased transportation decreased from 91.3% of revenues, before fuel surcharges, during the third quarter of 2008 to 90.8% of revenues, before fuel surcharges, during the third quarter of 2009. The decrease relates to a decrease in amounts charged by third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 99.4% for the third quarter 2008 to 97.9% for the third quarter of 2009.

NINE MONTHS ENDED SEPTEMBER 30, 2009 VS. NINE MONTHS ENDED SEPTEMBER 30, 2008

For the first nine months ended September 30, 2009, logistics and brokerage services revenue, before fuel surcharges, increased 3.7% to $27.0 million as compared to $26.1 million for the first nine months ended September 30, 2008. The increase was primarily the result of increased rates charged which were partially offset by a decrease in the number of loads brokered during the first nine months of 2009 as compared to the first nine months of 2008.

Salaries, wages and benefits decreased from 6.1% of revenues, before fuel surcharges, in the first nine months of 2008 to 5.7% of revenues, before fuel surcharges, during the first nine months of 2009. The decrease, as a percentage of revenue, relates to the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, maintenance wages, operations wages, and payroll taxes with an increase in revenues for the periods compared.

Rent and purchased transportation increased from 89.7% of revenues, before fuel surcharges, during the first nine months of 2008 to 90.2% of revenues, before fuel surcharges during the first nine months of 2009. The increase relates to an increase in amounts charged by third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 97.2% for the first nine months of 2008 to 97.3% for the first nine months of 2009.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED SEPTEMBER 30, 2009 VS. THREE MONTHS ENDED SEPTEMBER 30, 2008

Net loss for all divisions was approximately $1.2 million, or 1.8% of revenues, before fuel surcharge for the third quarter of 2009 as compared to net loss of $3.2 million or 3.9% of revenues, before fuel surcharge for the third quarter of 2008. The decrease in net loss resulted in a decrease in diluted loss per share from $0.33 for the third quarter of 2008 to a diluted loss per share of $0.13 for the third quarter of 2009.

NINE MONTHS ENDED SEPTEMBER 30, 2009 VS. NINE MONTHS ENDED SEPTEMBER 30, 2008

Net loss for all divisions was $6.9 million, or 3.6% of revenues, before fuel surcharge for the first nine months of 2009 as compared to net loss of $7.3 million or 2.9% of revenues, before fuel surcharge for the first nine months of 2008. The decrease in net loss resulted in a decrease in diluted loss per share from $0.76 for the first nine months of 2008 to a diluted loss per share of $0.74 for the first nine months of 2009.

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

During the first nine months of 2009, we generated $22.5 million in cash from operating activities. Investing activities used $1.6 million in cash in the first nine months of 2009. Financing activities used $18.1 million in cash in the first nine months of 2009.

Our primary use of funds is typically for the purchase of revenue equipment. We regularly use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations, to finance capital expenditures and repay long-term debt.

Occasionally, we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 12 to 48 months. During the first nine months of 2009, the Company’s subsidiaries entered into installment obligations totaling approximately $6.7 million for the purpose of purchasing revenue equipment. These obligations are payable in 36 monthly installments at an interest rate of 5.45%.

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

During the first nine months of 2009, we maintained a $30.0 million revolving line of credit. Amounts outstanding under the line of credit bear interest at LIBOR (determined as of the first day of each month) plus 1.95% (2.21% at September 30, 2009), are secured by our accounts receivable and mature on May 31, 2010; however, the Company has the intent and ability to extend the terms of this line of credit for an additional one year period until May 31, 2011. At September 30, 2009 outstanding advances on the line of credit were approximately $1.2 million, consisting entirely of letters of credit, with availability to borrow $28.8 million.

Trade accounts receivable increased from $43.8 million at December 31, 2008 to $47.6 million at September 30, 2009. The $3.8 million increase relates primarily to higher revenues, which flow through the accounts receivable account, during September 2009 as compared to December 2008.

Marketable equity securities increased from $12.5 million at December 31, 2008 to $14.5 million at September 30, 2009. The $2.0 million increase was primarily related to changes in the market value of the investments, net of other-than-temporary write-downs.

Revenue equipment, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units, decreased from $320.2 million at December 31, 2008 to $301.5 million at September 30, 2009. This $18.7 million decrease relates primarily to the continued process of turning in older trade tractors during 2009 for new tractors purchased in December 2008. During the first nine months of 2009, the cost basis of revenue equipment sold or traded was approximately $24.4 million. Partially offsetting the decrease related to trades or sales were purchases of auxiliary power units and the final group of replacement trailers related to the 2008 capital expenditures plan.

Accounts payable decreased from $20.3 million at December 31, 2008 to $17.0 million at September 30, 2009. The $3.3 million decrease was primarily related to $4.4 million of asset purchase accruals for assets purchased in December 2008 for which payment was not due until January 2009. The decrease also reflects a decrease of approximately $2.0 million in amounts reclassified to accounts payable as bank drafts outstanding at September 30, 2009 as compared to December 31, 2008. Partially offsetting the decreases listed above was an increase of $3.4 million in amounts payable for insurance premiums, purchased transportation, and outside repair costs during September 2009 as compared to December 2008.

Accrued expenses decreased from $15.7 million at December 31, 2008 to $10.2 million at September 30, 2009. The $5.5 million decrease is primarily related to $6.9 million of margin account borrowings outstanding at December 31, 2008 which have been fully repaid as of September 30, 2009. Partially offsetting this decrease was an increase in amounts accrued for employee wages and benefits at September 30, 2009 as compared to December 31, 2008. Amounts accrued at the end of a given period for employee wages and benefits may fluctuate significantly throughout the year due to factors such as the timing differences between the date employees are actually paid and the last day of the reporting period.

Current maturities of long-term debt decreased from $15.9 million at December 31, 2008 to $10.4 million at September 30, 2009. The $5.5 million decrease is related to the payment of scheduled installment note payments during the first nine months of 2009.

Long-term debt decreased from $35.5 million at December 31, 2008 to $29.8 million at September 30, 2009. The $5.7 million decrease is primarily related to a decrease in the balance due on the Company’s line of credit at September 30, 2009 as compared to December 31, 2008. During the first nine months of 2009 the Company repaid approximately $3.7 million more than it borrowed under its line of credit. The decrease also reflects the monthly reclassification from long-term to current maturities due merely to the passage of time.

Deferred income taxes-less current portion increased from $47.4 million at December 31, 2008 to $51.1 million at September 30, 2009. The $3.7 million increase relates primarily to a $7.4 million federal income tax net operating loss (NOL) carry-back refund claim filed and received during the third quarter of 2009. The increase due to this NOL tax asset monetization was partially offset by additional income tax benefits associated with losses recognized during the first nine months of 2009.

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

Equity Price Risk
We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities increased to $14.5 million at September 30, 2009 from $12.5 million at December 31, 2008. The increase during the first nine months of 2009 reflects purchases of approximately $36,000, sales of approximately $42,000, return of capital of approximately $135,000, and an increase in the fair market value of approximately $2,141,000. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.5 million. For additional information with respect to the marketable equity securities, see Note C to our condensed consolidated financial statements.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: November 6, 2009	By: /s/ Daniel H. Cushman
Daniel H. Cushman
President and Chief Executive Officer
(principal executive officer)

Dated: November 6, 2009	By: /s/ Larry J. Goddard
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