Form 10-K
period 2009-12-31
PAM TRANSPORTATION SERVICES INC
filed 2010-03-15
CIK 798287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter)  during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐	No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant computed by reference to the average of the closing bid and asked prices of the common stock as of the last business day of the registrant's most recently completed second quarter was $24,788,119. Solely for the purposes of this response, executive officers, directors and beneficial owners of more than five percent of the registrant’s common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant’s common stock, as of March 1, 2010: 9,413,607 shares of $.01 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held in June 2010 are incorporated by reference in answer to Part III of this report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in Part I, Item 1. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2009.

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

P.A.M. TRANSPORTATION SERVICES, INC.
FORM 10-K
For the fiscal year ended December 31, 2009

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

P.A.M. Transportation Services, Inc. is a holding company incorporated under the laws of the State of Delaware in June 1986 and has historically conducted operations through the following wholly owned subsidiaries: P.A.M. Transport, Inc., T.T.X., Inc., P.A.M. Dedicated Services, Inc., P.A.M. Logistics Services, Inc., Choctaw Express, Inc., Choctaw Brokerage, Inc., Transcend Logistics, Inc., Allen Freight Services, Inc., Decker Transport Co., Inc., East Coast Transport and Logistics, LLC, S & L Logistics, Inc., P.A.M. International, Inc. and P.A.M. Canada, Inc. Our operating authorities are held by P.A.M. Transport, Inc., P.A.M. Dedicated Services, Inc., Choctaw Express, Inc., Choctaw Brokerage, Inc., Allen Freight Services, Inc., T.T.X., Inc., Decker Transport Co., Inc., and East Coast Transport and Logistics, LLC. However, effective January 1, 2010, the operations of most of the Company’s operating subsidiaries have been consolidated under the P.A.M. Transport, Inc. name in a effort to more clearly reflect the Company’s scope and available service offerings.

We are headquartered and maintain our primary terminal and maintenance facilities and our corporate and administrative offices in Tontitown, Arkansas, which is located in northwest Arkansas, a major center for the trucking industry and where the support services (including warranty repair services) for most major truck and trailer equipment manufacturers are readily available.

Segment Financial Information

The Company's operations are all in the motor carrier segment and are aggregated into a single operating segment in accordance with the aggregation criteria under Generally Accepted Accounting Principles (“GAAP”).

Operations

Our operations can generally be classified into truckload services or brokerage and logistics services. Truckload services include those transportation services in which we utilize company owned trucks or owner-operator owned trucks for the pickup and delivery of freight. The brokerage and logistics services consists of services such as transportation scheduling, routing, mode selection, transloading and other value added services related to the transportation of freight which may or may not involve the use of company owned or owner-operator owned equipment. Both our truckload operations and our brokerage and logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. Truckload services operating revenues, before fuel surcharges represented 85.3%, 89.6%, and 90.4% of total operating revenues for the years ended December 31, 2009, 2008, and 2007, respectively. The remaining operating revenues, before fuel surcharge for the same periods were generated by brokerage and logistics services, representing 14.7%, 10.4%, and 9.6%, respectively. Approximately 99% of the Company's revenues are generated by operations conducted in the United States and all of the Company's assets are located or based in the United States.

Business and Growth Strategy

Our strategy focuses on the following elements:

Providing a Full Suite of Complimentary Truckload Transportation Solutions. Our objective is to provide our customers with a comprehensive solution to their truckload transportation needs. Our asset-based service offerings consist of dedicated, expedited, regional, automotive, and long-haul truckload services with non-asset based supply chain management, logistics , brokerage and intermodal solutions rounding out our service offerings. Our range of service offerings also include our complete range of asset-based and non-asset based services to Mexico and Canada.

Developing Customer Relationships within High Density Traffic Lanes. We strive to maximize utilization and increase revenue per truck while minimizing our time and empty miles between loads. In this regard, we seek to provide equipment to our customers where possible and to concentrate our equipment in defined regions and disciplined traffic lanes. This strategy enables us to:

·	maintain more consistent equipment capacity;

·	provide a high level of service to our customers, including time-sensitive delivery schedules;

·	attract and retain drivers; and

·	maintain a sound safety record as drivers travel familiar routes.

Providing Superior and Flexible Customer Service. Our wide range of services includes dedicated fleet services, logistics services, time-definite delivery, two-man driving teams, cross-docking and consolidation programs, specialized trailers, and Internet-based customer access to delivery status. These services allow us to quickly and reliably respond to the diverse needs of our customers, and provide an advantage in securing new business. We also maintain ISO 9002 certification to ensure that we operate in accordance with approved quality assurance standards.

Many of our customers depend on us to make delivery on a time-definite basis, meaning that parts or raw materials are scheduled for delivery as they are needed on the manufacturer’s production line. The need for this service is a product of modern manufacturing and assembly methods that are designed to drastically decrease inventory levels and handling costs. Such requirements place a premium on the freight carrier’s delivery performance and reliability.

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

Industry

According to the American Trucking Association’s “American Trucking Trends 2009-2010” report, the trucking industry transported approximately 69% of the total volume of freight transported in the United States during 2008, which equates to 10.2 billion tons and $660 billion in revenue. The truckload industry is highly fragmented and is impacted by several economic and business factors, many of which are beyond the control of individual carriers. The state of the economy, coupled with equipment capacity levels, can impact freight rates. Volatility of various operating expenses, such as fuel and insurance, make the predictability of profit levels uncertain. Availability, attraction, retention and compensation for drivers also affect operating costs, as well as equipment utilization. In addition, the capital requirements for equipment, coupled with potential uncertainty of used equipment values, impact the ability of many carriers to expand their operations. The current operating environment is characterized by the following:

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

Marketing and Significant Customers

Our marketing emphasis is directed to that portion of the truckload market which is generally service-sensitive, as opposed to being solely price competitive. We seek to become a “core carrier” for our customers in order to maintain high utilization and capitalize on recurring revenue opportunities. Our marketing efforts are diversified and designed to gain access to dedicated, expedited, regional, automotive, and long-haul opportunities (including those in Mexico and Canada) and to expand supply chain solutions offerings.

Our marketing efforts are conducted by a sales staff of nine employees who are located in our major markets and supervised from our headquarters. These individuals work to improve profitability by maintaining an even flow of freight traffic (taking into account the balance between originations and destinations in a given geographical area) and high utilization, and minimizing movement of empty equipment.

Our five largest customers, for which we provide carrier services covering a number of geographic locations, accounted for approximately 42%, 49% and 56% of our total revenues in 2009, 2008 and 2007, respectively. General Motors Corporation accounted for approximately 25%, 31% and 38% of our revenues in 2009, 2008 and 2007, respectively.

We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. Approximately 31%, 40% and 49% of our revenues were derived from transportation services provided to the automobile industry during 2009, 2008 and 2007, respectively.

Revenue Equipment

At December 31, 2009, we operated a fleet of 1,731 trucks and 4,630 trailers. We operate late-model, well-maintained premium trucks to help attract and retain drivers, promote safe operations, minimize maintenance and repair costs, and improve customer service by minimizing service interruptions caused by breakdowns. We evaluate our equipment purchasing decisions based on factors such as initial cost, useful life, warranty terms, expected maintenance costs, fuel economy, driver comfort, customer needs, manufacturer support, and resale value.

We also typically contract with owner-operators to provide transportation services for a small portion of our business. Owner-operators provide their own trucks and are contractually responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes, among other things. They are also responsible for maintaining compliance with the Federal Motor Carrier Administration regulations. We believe that utilizing owner-operators complements our recruiting efforts and offers greater flexibility in responding to fluctuations in customer demand. At December 31, 2009, the Company had 34 owner-operators under contract.

During 1999, the U.S. Environmental Protection Agency (“EPA”) proposed a three-phase strategy to reduce engine emissions from heavy-duty vehicles through a combination of advanced emissions control technologies and diesel fuel with a reduced sulfur content. Each phase and its effect on the Company’s operations, if known, are described below.

The first phase (Phase I) mandated new engine emission standards for all model year 2004 heavy-duty trucks; however, through agreements with heavy-duty diesel engine manufacturers, the effective date was accelerated to October 1, 2002. Therefore, effective October 1, 2002, all newly manufactured truck engines had to comply with the new engine emission standards. All truck engines manufactured prior to October 1, 2002 were not subject to these new standards. As of December 31, 2009, the majority of our Company-owned truck fleet consisted of trucks with engines that comply with these emission standards. The Company has experienced a reduction in fuel efficiency and increased depreciation expense due to the higher cost of trucks with these new engines.

In the second phase (Phase II), effective January 1, 2007, the EPA mandated a new set of more stringent emission standards for vehicles powered by diesel fuel engines manufactured in 2007 through 2009. These new engines have been designed for and require the use of a more costly type of fuel known as ultra-low-sulfur-diesel (“ULSD”) which, according to EPA estimates, cost from $0.04 to $0.05 more per gallon due to increased refining costs. The EPA also mandated that refiners and importers nationwide ensure that at least 80% of the volume of the highway diesel fuel they produced or imported was ULSD-compliant by June 1, 2006. However, the EPA does not require service stations and truck stops to sell ULSD fuel. Therefore, it is possible that ULSD fuel might not be available in a particular area in which the Company operates. A majority of the Company’s current truck fleet can be fueled with either ULSD or low-sulfur diesel (“LSD”), but additional future purchases of trucks which contain 2007 or later diesel engines will require the use of ULSD fuel which have resulted in lower fuel economy as the process that removes sulfur can also reduce the energy content of the fuel. As of December 31, 2009, 739 trucks in our Company-owned truck fleet consisted of trucks with engines that comply with the Phase II emission standards and require the use of ULSD. During 2010, the Company expects to take delivery of 185 new trucks, all of which will contain engines compliant with the Phase II emission standards requiring the use of ULSD. As compared to our current Company-owned truck fleet which contain primarily Phase I diesel engines, trucks powered by the Phase II compliant diesel engines have a significantly higher purchase price and as a result, we expect that our depreciation expense will increase as we replace older trucks with trucks powered by the Phase II diesel engines. We also expect that these Phase II diesel engines will result in higher maintenance costs. To the extent we are unable to offset these anticipated increased costs with rate increases charged to customers or offsetting cost savings in other areas, our results of operations will be adversely affected.

During the third phase (Phase III), effective in 2010, final emission standards become effective and LSD fuel will no longer be available for highway use. The EPA requires that by June 1, 2010 all diesel fuel imported or produced must be ULSD-compliant as it phases out LSD fuel availability by December 1, 2010 when all highway diesel fuel must be ULSD fuel. We are unable at this time to determine the increase in operating costs of trucks powered by the Phase III compliant engines, but we expect that the engines produced under the final standards will be less fuel-efficient and have higher maintenance costs than either the Phase I or Phase II compliant engines. Trucks powered by the Phase III diesel engine are currently available for purchase at a significant price premium as compared to the Phase II powered trucks and as a result, the Company expects that our depreciation expense will increase as we replace older trucks with trucks powered by the Phase III diesel engines.

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

Employees

At December 31, 2009, we employed 2,591 persons, of whom 2,156 were drivers, 151 were maintenance personnel, 161 were employed in operations, 15 were employed in marketing, 57 were employed in safety and personnel, and 51 were employed in general administration and accounting. None of our employees are represented by a collective bargaining unit and we believe that our employee relations are good.

Drivers

At December 31, 2009, we utilized 2,156 company drivers in our operations. We also had 34 owner-operators under contract compensated on a per mile basis. Our drivers are compensated on the basis of miles driven, loading and unloading, extra stops and layovers in transit. Drivers can earn bonuses by recruiting other qualified drivers who become employed by us and both cash and non-cash prizes are awarded for consecutive periods of safe, accident-free driving. All of our drivers are recruited, screened, drug tested and trained and are subject to the control and supervision of our operations and safety departments. Our driver training program stresses the importance of safety and reliable, on-time delivery. Drivers are required to report to their driver managers daily and at the earliest possible moment when any condition en route occurs that might delay their scheduled delivery time.

In addition to strict application screening and drug testing, before being permitted to operate a vehicle our drivers must undergo classroom instruction on our policies and procedures, safety techniques as taught by the Smith System of Defensive Driving, and the proper operation of equipment, and must pass both written and road tests. Instruction in defensive driving and safety techniques continues after hiring, with seminars at several of our terminals. At December 31, 2009, we employed 57 persons on a full-time basis in our driver recruiting, training and safety instruction programs.

Historically, intense competition in the trucking industry for qualified drivers has resulted in additional expense to recruit and retain an adequate supply of drivers, and has had a negative impact on the industry. In prior years, our operations have also been impacted and from time to time we have experienced under-utilization and increased expenses due to a shortage of qualified drivers. During 2009, the continued economic downturn reduced the trucking industry’s demand for drivers and we did not experience decreases in utilization resulting from a driver shortage. However, we continue to place a high priority on the recruitment and retention of an adequate supply of qualified drivers.

Available Information

The Company maintains a website where additional information concerning its business can be found. The address of that website is www.pamtransport.com. The Company makes available free of charge on its Internet website its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission.

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

Regulation

We are a common and contract motor carrier regulated by various federal and state agencies. These regulatory agencies have broad powers, generally governing matters such as authority to engage in motor carrier operations, motor carrier registration, driver hours-of-service (“HOS”), drug and alcohol testing of drivers, and safety, weight and dimensions of transportation equipment.  Key regulatory agencies affecting the Company’s operations include the Federal Motor Carrier Safety Administration (“FMCSA”), the Pipeline and Hazardous Materials Safety Agency, and the Surface Transportation Board, which are all agencies within the U.S. Department of Transportation (“DOT”). We believe that we are in compliance in all material respects with applicable regulatory requirements relating to our business and operate with a “satisfactory” rating (the highest of three grading categories) from the DOT. In addition, we are subject to compliance with cargo-security and transportation regulations issued by the Transportation Security Administration, a component department within the U.S. Department of Homeland Security.

The FMCSA, a separate administration within the DOT charged with regulating motor carrier safety, issued new rules that limit driver HOS effective January 4, 2004, and then later modified effective October 1, 2005 (the "2005 Rules"). In July 2007, a federal appeals court vacated certain provisions of the 2005 Rules relating to the expansion of the driving day from 10 hours to 11 hours, and the "34-hour restart," which allowed drivers to restart calculations of the weekly on-duty time limits after the driver had at least 34 consecutive hours off duty. The court indicated that, in addition to other reasons, it vacated these two provisions because the FMCSA failed to provide adequate data supporting its decision to increase the driving day and provide for the 34-hour restart. In November 2008, following the submission of additional data by FMCSA and a series of appeals and related court rulings, FMCSA published its final rule, which retains the 11 hour driving day and the 34-hour restart. However, advocacy groups may continue to challenge the final rule. We are unable to predict how a court may rule on such challenges but expect that any significant changes to the driver HOS rules that, in effect, reduce available driving time would have a negative impact our current operations.

During 2010, the FMCSA plans to launch a new compliance and enforcement initiative known as “Comprehensive Safety Analysis 2010” (“CSA 2010”). The stated goal under CSA 2010 is to achieve a greater reduction in large truck and bus crashes, injuries and fatalities, while maximizing the resources of the FMCSA and its state partners. Since the 1970s, federal and state enforcement agencies, in partnership with the motor carrier industry, have progressively reduced the commercial vehicle related fatality crash rate. Under CSA 2010, the FMCSA will use a comprehensive measurement system of all safety-based violations found during roadside inspections, weighing such violations by their relationship to crash risk. CSA 2010’s data analysis expands on the previous system utilized by the FMCSA and covers more behavioral areas specifically linked to crash risk such as unsafe or fatigued driving, driver fitness, controlled substances, crash history, vehicle maintenance, and improper loading. Safety performance information will be accumulated to assess the safety performance of both carriers and drivers.  The CSA 2010 implementation date is set for July 1, 2010 with enforcement beginning later during the year. The Company is currently preparing for CSA 2010 by expanding existing safety programs to include CSA 2010 training and education.

Our motor carrier operations are also subject to environmental laws and regulations, including laws and regulations dealing with underground fuel storage tanks, the transportation of hazardous materials and other environmental matters, and our operations involve certain inherent environmental risks. We maintain two bulk fuel storage and fuel islands. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We have instituted programs to monitor and control environmental risks and assure compliance with applicable environmental laws. As part of our safety and risk management program, we periodically perform internal environmental reviews so that we can achieve environmental compliance and avoid environmental risk. We transport a minimum amount of environmentally hazardous substances and, to date, have experienced no significant claims for hazardous materials shipments. If we should fail to comply with applicable regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

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

A significant portion of our revenue is generated from our major customers. For 2009, our top five customers, based on revenue, accounted for approximately 42% of our revenue, and our largest customer, General Motors Corporation, accounted for approximately 25% of our revenue. We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. As a result, the concentration of our business within the automobile industry is greater than the concentration in a single customer. Approximately 31% of our revenues for 2009 were derived from transportation services provided to the automobile industry.

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

We may be adversely impacted by fluctuations in the price and availability of diesel fuel.

Diesel fuel represents a significant operating expense for the Company and we do not currently hedge against the risk of diesel fuel price increases. An increase in diesel fuel prices or diesel fuel taxes, or any change in federal or state regulations that results in such an increase, could have a material adverse effect on our operating results to the extent we are unable to recoup such increases from customers in the form of increased freight rates or through fuel surcharges. Historically, we have been able to offset, to a certain extent, diesel fuel price increases through fuel surcharges to our customers but we cannot be certain that we will be able to do so in the future. We continuously monitor the components of our pricing, including base freight rates and fuel surcharges, and address individual account profitability issues with our customers when necessary. While we have historically been able to adjust our pricing to help offset changes to the cost of diesel fuel, through changes to base rates and/or fuel surcharges, we cannot be certain that we will be able to do so in the future.

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

We are highly dependent upon the services of our key employees and executive officers. The loss of any of their services could have a material adverse effect on our operations and future profitability. We must continue to develop and retain a core group of managers if we are to realize our goal of expanding our operations and continuing our growth. We cannot assure that we will be able to do so.

If our employees were to unionize, our operating costs would increase and our ability to compete would be impaired.

None of our employees are currently represented by a collective bargaining agreement. However, we can offer no assurance that our employees will not unionize in the future, particularly if legislation is passed that facilitates unionization such as the Employee Free Choice Act.

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

We may incur additional operating expenses or liabilities as a result of potential future requirements to address climate change issues.

Proposals for voluntary initiatives and mandatory controls are being discussed both in the United States and worldwide to reduce greenhouse gases such as carbon dioxide, a by-product of burning fossil fuels such as those used in the Company’s trucks. If increased regulation of greenhouse gas emissions are implemented, our operations  may be significantly impacted as there can be no assurance that environmental costs may be recovered through rate increases charged to customers.

The EPA is also beginning to implement regulatory actions under the Clean Air Act to address emission of greenhouse gases. Pending or future legislation or other regulatory actions could have a material impact on our operations and financial position and the rates we charge our customers. Impacts include expenditures for environmental equipment beyond what is currently planned, financing costs related to additional capital expenditures and the potential purchase of emission allowances from market sources.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices and primary terminal facilities, which we own, are located in Tontitown, Arkansas. These facilities are located on approximately 49.3 acres and consist of 114,403 square feet of office space and maintenance and storage facilities.

Our subsidiaries lease facilities in Jacksonville, Florida; Breese and Effingham, Illinois; Paulsboro, New Jersey; North Jackson, Ohio; Oklahoma City, Oklahoma; and El Paso, Texas. Our terminal facilities in Columbia, Mississippi; Irving and Laredo, Texas; North Little Rock, Arkansas; and Willard, Ohio are owned. The leased facilities are leased primarily on contractual terms typically ranging from one to five years. As of December 31, 2009, the following provides a summary of the ownership and types of activities conducted at each location:

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

We also have access to trailer drop and relay stations in various other locations across the country. We lease certain of these facilities on a month-to-month basis from affiliates of our largest shareholder.

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

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Market under the symbol PTSI. The following table sets forth, for the quarters indicated, the range of the high and low sales prices per share for our common stock as reported on the NASDAQ Global Market.

Fiscal Year Ended December 31, 2009
	High	Low
First Quarter	$7.89	$2.71
Second Quarter	5.86	5.00
Third Quarter	8.87	5.47
Fourth Quarter	10.93	7.51

Fiscal Year Ended December 31, 2008
	High	Low
First Quarter	$16.85	$13.82
Second Quarter	16.90	9.22
Third Quarter	15.82	9.82
Fourth Quarter	11.08	3.15

As of March 1, 2010, there were approximately 146 holders of record of our common stock.

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

Repurchases of Equity Securities by the Issuer

The Company’s stock repurchase program was first announced on April 11, 2005. The repurchase program was subsequently extended and expanded several times, most recently in June 2008, when the Board of Directors authorized the Company to repurchase up to 300,000 shares of its common stock during the twelve month period following the announcement. As of December 31, 2009, no shares remain available for repurchase under any repurchase programs.

The Company did not repurchase any shares of its common stock during the fourth quarter of 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for a presentation of compensation plans under which equity securities of the Company are authorized for issuance.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of the CRSP Total Return Index for the Nasdaq Stock Market (U.S. companies) and the CRSP Total Return Index for the Nasdaq Trucking and Transportation Stocks for the period of five years commencing December 31, 2004 and ending December 31, 2009. The graph assumes that the value of the investment in our common stock and in each index was $100 on December 31, 2004 and that all dividends were reinvested.

Item 6. Selected Financial Data.

The following selected financial and operating data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Report.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Statement of Operations Data:
Operating revenues:
Operating revenues, before fuel surcharge	$260,774	$323,272	$351,701	$351,373	$326,353
Fuel surcharge	31,136	83,451	57,140	48,896	34,527
Total operating revenues	291,910	406,723	408,841	400,269	360,880

Operating expenses:
Salaries, wages and benefits	101,833	123,961	135,606	127,539	122,005
Fuel expense	65,527	140,531	114,242	97,286	81,017
Rent and purchased transportation	40,713	39,887	38,718	43,844	39,074
Depreciation and amortization	37,742	37,477	38,759	33,929	31,376
Goodwill impairment charge	-	15,413	-	-	-
Operating supplies	26,572	30,514	30,845	25,682	23,114
Operating taxes and licenses	13,055	15,937	17,520	16,421	15,776
Insurance and claims	12,579	16,018	17,591	16,389	15,992
Communications and utilities	2,644	2,869	3,113	2,642	2,648
Other	4,967	5,119	7,130	5,426	6,205
Loss (gain) on sale or disposal of property	931	952	(48)	47	147
Total operating expenses	306,563	428,678	403,476	369,205	337,354
Operating (loss) income	(14,653)	(21,955)	5,365	31,064	23,526
Non-operating (loss) income	(745)	(4,996)	1,707	448	477
Interest expense	(2,373)	(2,429)	(2,453)	(1,475)	(1,881)
(Loss) income before income taxes	(17,771)	(29,380)	4,619	30,037	22,122
Income tax (benefit) expense	(6,924)	(10,615)	1,966	12,073	8,983
Net (loss) income	$(10,847)	$(18,765)	$2,653	$17,964	$13,139
(Loss) earnings per common share:
Basic	$(1.15)	$(1.94)	$0.26	$1.74	$1.20
Diluted	$(1.15)	$(1.94)	$0.26	$1.74	$1.20
Average common shares outstanding – Basic	9,411	9,683	10,238	10,296	10,966
Average common shares outstanding – Diluted(1)	9,416	9,683	10,239	10,302	10,976
__________
(1)	Diluted income per share for 2009, 2008, 2007, 2006 and 2005 assumes the exercise of stock options to purchase an aggregate of 7,139, 0, 19,213, 55,738 and 22,297 shares of common stock, respectively.

	At December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:	(in thousands)
Total assets	$260,656	$290,361	$319,904	$314,246	$293,441
Long-term debt, excluding current portion	27,202	35,492	44,172	21,205	39,693
Stockholders' equity	147,127	155,477	179,377	185,028	164,762

	Year Ended December 31,
	2009	2008	2007	2006	2005
Operating Data:
Operating ratio (1)	105.6%	106.8%	98.5%	91.2%	92.8%
Average number of truckloads per week	6,275	7,559	7,849	7,200	6,946
Average miles per trip	556	598	647	659	680
Total miles traveled (in thousands)	177,872	221,450	246,801	229,810	228,624
Average miles per truck	102,816	111,114	118,483	123,156	125,479
Average revenue, before fuel surcharge per truck per day	$591	$662	$695	$778	$740
Average revenue, before fuel surcharge per loaded mile	$1.36	$1.41	$1.38	$1.43	$1.33
Empty mile factor	7.7%	7.3%	6.5%	5.9%	5.5%

At end of period:
Total company-owned/leased trucks	1,731 (2)	1,839 (3)	2,055 (4)	1,998 (5)	1,792 (6)
Average age of trucks (in years)	2.60	1.90	1.75	1.55	1.43
Total trailers	4,630	4,809	4,882	4,540	4,406
Average age of trailers (in years)	5.22	4.43	4.44	4.16	3.92
Number of employees	2,591	2,931	3,181	3,062	3,035
__________
(1) Total operating expenses, net of fuel surcharge as a percentage of operating revenues, before fuel surcharge.
(2) Includes 34 owner operator trucks; (3) Includes 33 owner operator trucks; (4) Includes 55 owner operator trucks.
(5) Includes 49 owner operator trucks; (6) Includes 50 owner operator trucks.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 85.3%, 89.6%, and 90.4% of total revenues, excluding fuel surcharges for the twelve months ended December 31, 2009, 2008, and 2007, respectively.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During 2009, 2008 and 2007, approximately $31.1 million, $83.5 million and $57.1 million, respectively, of the Company's total revenue was generated from fuel surcharges. We also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Results of Operations - Truckload Services

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Years Ended December 31,
	2009	2008	2007
Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	44.8	42.1	42.0
Fuel expense, net of fuel surcharge	15.6	19.9	18.2
Rent and purchased transportation	2.7	3.2	2.5
Depreciation and amortization	17.0	12.9	12.2
Goodwill impairment	0.0	2.9	0.0
Operating supplies and expenses	11.9	10.5	9.7
Operating taxes and licenses	5.9	5.5	5.5
Insurance and claims	5.6	5.5	5.5
Communications and utilities	1.1	1.0	0.9
Other	2.1	1.7	2.0
Loss on sale or disposal of property	0.4	0.3	0.0
Total operating expenses	107.1	105.5	98.5
Operating (loss) income	(7.1)	(5.5)	1.5
Non-operating (loss) income	(0.3)	(1.7)	0.5
Interest expense	(1.1)	(0.8)	(0.7)
(Loss) income before income taxes	(8.5)%	(8.0)%	1.3%

2009 Compared to 2008

For the year ended December 31, 2009, truckload services revenue, before fuel surcharges, decreased 23.2% to $222.5 million as compared to $289.6 million for the year ended December 31, 2008. The decrease relates primarily to a decrease in the average number of trucks utilized, a decrease in equipment utilization, and a decrease in the average rate charged to customers for the periods compared. During 2009, the number of trucks utilized decreased to an average count of 1,730 units compared to 1,993 units during 2008 as the Company has reduced its fleet size in response to current freight demand. During 2009, the Company also experienced a decrease in the average number of miles traveled per unit each work day from 454 miles during 2008 to 403 miles during 2009. Also contributing to the decrease in revenue was a decrease in the average rate charged per total mile. During 2009, the average rate charged to customers per total mile decreased by $0.06 as compared to the average rate charged during 2008.

Salaries, wages and benefits increased from 42.1% of revenues, before fuel surcharges, during 2008 to 44.8% of revenues, before fuel surcharges, during 2009. The increase, as a percentage of revenues, resulted primarily from the fixed cost characteristics of wages which do not fluctuate with changes in revenue, such as general and administrative, maintenance, and operations wages. Using a dollar-based comparison, salaries, wages and benefits decreased from $121.9 million during 2008 to $99.7 million during 2009 as the number of driver compensated miles decreased from 221.4 million miles during 2008 to 177.9 million miles during 2009. Also reflected in the dollar-based decrease was the effect of an across-the-board 5% employee pay rate reduction program implemented in June 2009. The Company also experienced an increase in expenses associated with employee benefits as employee health and workers compensation costs increased from $7.2 million during 2008 to $9.0 million during 2009. Partially offsetting these increases was a decrease in driver lease expense, a component of salaries, wages and benefits, which decreased from $6.2 million in 2008 to $4.4 million in 2009. This decrease was due to a decrease in the average number of owner operators under contract during the periods compared.

Fuel expense, net of fuel surcharge, decreased from 19.9% of revenues, before fuel surcharges, during 2008 to 15.6% of revenues, before fuel surcharges, during 2009 which, on a dollar basis, represented a decrease from $57.5 million during 2008 to $34.6 million during 2009. The decrease relates to both a decrease in the number of gallons of fuel purchased resulting from fewer miles traveled and a decrease in the average surcharge-adjusted price paid per gallon of fuel from $1.61 during 2008 to $1.30 paid per gallon during 2009. Fuel surcharge collections vary from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of declining fuel prices.

Rent and purchased transportation decreased from 3.2% of revenues, before fuel surcharges, in 2008 to 2.7% of revenues, before fuel surcharges, in 2009. The decrease relates primarily to a decrease in amounts paid to third party transportation service providers for intermodal services.

Depreciation and amortization increased from 12.9% of revenues, before fuel surcharges, in 2008 to 17.0% of revenues, before fuel surcharges, in 2009. The percentage change in depreciation expense was elevated due to a change in estimated residual values for a certain group of tractors. During the fourth quarter of 2009, management determined that a certain group of trucks, with guaranteed manufacturer trade-in residual values, would not be used as trade-ins for a newer model of the same make. Accordingly, the manufacturer guaranteed residual values associated with these trucks are no longer available. Management expects that these trucks will be sold on the open market and believes that the ultimate selling price will be significantly lower than the manufacturer guaranteed residual values. As such, the residual values of these trucks were reduced during the fourth quarter of 2009 to reflect this expectation which resulted in additional depreciation expense of $4.2 million during 2009. Excluding the impact of this additional depreciation, depreciation and amortization, increased from 12.9% of revenues, before fuel surcharges, in 2008 to 15.1% of revenues, before fuel surcharges, in 2009. The increase, as a percentage of revenue, relates to the effect of lower revenues during 2009 as compared to 2008 and the fixed cost nature of depreciation expense. On a dollar basis, and excluding the additional depreciation discussed above, depreciation and amortization expense decreased from $37.5 million during 2008 to $33.5 million during 2009 as the average size of the Company-owned truck fleet decreased from 1,949 trucks during 2008 to 1,697 trucks during 2009.

Goodwill impairment decreased from 2.9% of revenues, before fuel surcharges, in 2008 to 0.0% of revenues, before fuel surcharges, in 2009 as the Company has no recorded goodwill remaining. Goodwill impairment was recorded as a result of the Company’s 2008 annual test of goodwill impairment as required by GAAP. The impairment of our goodwill was triggered by the sustained decline of our market capitalization caused by a decrease in our stock price during 2008 and in the fourth quarter of 2008 we recognized an impairment expense which represented the entire balance of our recorded goodwill.

Operating supplies and expenses increased from 10.5% of revenues, before fuel surcharges, during 2008 to 11.9% of revenues, before fuel surcharges, during 2009. The increase, as a percentage of revenue, relates primarily to the effect of lower revenues during 2009 as compared to 2008 and the fixed cost nature of routine equipment maintenance costs, driver layover payments, drop lot rentals, and new tire amortization. On a dollar basis, operating supplies and expenses decreased from $30.5 million during 2008 to $26.5 million during 2009 primarily due to a decrease in driver recruiting costs and equipment maintenance costs. Driver recruiting costs, which consist primarily of payments to third-party driver training schools, decreased from $5.7 million during 2008 to $3.4 million during 2009 due to the availability of experienced drivers and a reduction in driver turnover. Equipment maintenance costs decreased from $17.0 million during 2008 to $15.7 million during 2009, primarily as a result of maintaining a smaller Company-owned truck fleet which decreased from an average count of 1,949 trucks during 2008 to 1,697 during 2009.

Operating taxes and licenses increased from 5.5% of revenues, before fuel surcharges, during 2008 to 5.9% of revenues, before fuel surcharges, during 2009. The increase, as a percentage of revenue, resulted from the interaction of expenses with fixed-cost characteristics, such as registration fees, with a decrease in revenues for the periods compared. However, on a dollar basis, operating taxes and licenses, which consists primarily of fuel taxes, decreased from $15.9 million during 2008 to $13.1 million during 2009. Fuel tax expense is primarily affected by the number of gallons of diesel fuel purchased which is directly related to the number of miles traveled. During 2009, a decrease in the number of miles traveled to 177.9 million in 2009 from 221.4 million miles in 2008, resulted in a decrease in the number of diesel fuel gallons purchased.

Insurance and claims expense increased from 5.5% of revenues, before fuel surcharges, during 2008 to 5.6% of revenues, before fuel surcharges, during 2009. On a dollar basis, insurance and claims expense decreased from $16.0 million during 2008 to $12.6 million during 2009. This dollar-based decrease relates primarily to a decrease in auto liability insurance premiums which are determined based on a negotiated rate-per-mile (“NRPM”) with the Company’s insurance carrier. During 2009, the number of miles used to calculate the premiums decreased to 177.9 million miles as compared to 2008 miles of 221.4 million and translated into a decrease in auto liability insurance expense. During October 2009, the Company’s auto liability insurance policy was renewed at a rate which represented a 2.2% reduction in the NRPM and this lower rate-per-mile has also contributed to the dollar-based decrease for the periods compared.

Other expenses increased from 1.7% of revenues, before fuel surcharges, during 2008 to 2.1% of revenues, before fuel surcharges, during 2009. The increase relates primarily to an increase in uncollectible revenue expense.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased to 107.1% for 2009 from 105.5% for 2008.

Non-operating expense decreased from 1.7% of revenues, before fuel surcharges, during 2008 to 0.3% of revenues, before fuel surcharges, during 2009.  The decrease relates to a decrease in amounts expensed due to write-downs of the Company’s investments in marketable equity securities. Each period, management must determine if the Company’s investments in marketable equity securities are other-than-temporarily impaired. Any of these investments determined to be other-than-temporarily impaired, must be written down to fair market value. The amount of these write-downs, as determined by the difference between the recorded cost of the investment and its respective quoted market price, were approximately $5.2 million during 2008 as compared to $1.5 million during 2009.

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

Goodwill impairment was recorded during the Company’s annual test of goodwill impairment as required by GAAP. The impairment of our goodwill was triggered by the sustained decline of our market capitalization caused by a decrease in our stock price during 2008. In the fourth quarter of 2008, we determined that our market capitalization compared to the carrying amount of the Company indicated that impairment was probable and that the second step of impairment testing was necessary. The second step of our impairment test required the calculation of the fair value of the Company and the subsequent allocation of the fair value to the assets and liabilities of the Company. The excess fair value after this allocation is performed represents the implied goodwill of the Company, if any, and was zero at December 31, 2008. As a result we incurred an impairment expense of $15.4 million which represented the entire balance of our goodwill.

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

	Years Ended December 31,
	2009	2008	2007
Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	5.5	6.2	6.3
Fuel expense	0.0	0.0	0.0
Rent and purchased transportation, net of fuel surcharge	90.4	89.5	88.9
Depreciation and amortization	0.0	0.0	0.0
Goodwill impairment	0.0	20.6	0.0
Operating supplies and expenses	0.0	0.0	0.0
Operating taxes and licenses	0.0	0.0	0.0
Insurance and claims	0.1	0.1	0.1
Communications and utilities	0.2	0.3	0.3
Other	0.9	1.0	2.1
Loss on sale or disposal of property	0.0	0.0	0.0
Total operating expenses	97.1	117.7	97.7
Operating (loss) income	2.9	(17.7)	2.3
Non-operating (loss) income	0.0	0.0	0.0
Interest expense	(0.1)	(0.2)	(0.4)
(Loss) income before income taxes	2.8%	(17.9)%	1.9%

2009 Compared to 2008

For the year ended December 31, 2009, logistics and brokerage services revenues, before fuel surcharges, increased 13.7% to $38.3 million as compared to $33.7 million for the year ended December 31, 2008. The increase was primarily the result of an increase in the number of loads brokered during 2009 as compared to 2008.

Salaries, wages and benefits decreased from 6.2% of revenues, before fuel surcharges, in 2008 to 5.5% of revenues, before fuel surcharges, in 2009. The decrease relates to the interaction between these expenses, which exhibit fixed cost characteristics, and an increase in revenue.

Rent and purchased transportation increased from 89.5% of revenues, before fuel surcharges, in 2008 to 90.4% of revenues, before fuel surcharges, in 2009. The increase relates to an increase in amounts charged by third party logistics and brokerage service providers.

Goodwill impairment decreased from 20.6% of revenues, before fuel surcharges, in 2008 to 0.0% of revenues, before fuel surcharges, in 2009 as the Company has no recorded goodwill remaining. Goodwill impairment was recorded during the Company’s 2008 annual test of goodwill impairment as required by GAAP. The impairment of our goodwill was triggered by the sustained decline of our market capitalization caused by a decrease in our stock price during 2008 and in the fourth quarter of 2008 we recognized an impairment expense which represented the entire balance of our recorded goodwill.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased to 97.1% for 2009 from 117.7% for 2008.

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

Goodwill impairment was discovered during the Company’s annual test of goodwill impairment as required by GAAP. The impairment of our goodwill was triggered by the sustained decline of our market capitalization caused by a decrease in our stock price during 2008. In the fourth quarter of 2008, we determined that our market capitalization compared to the carrying amount of the Company indicated that impairment was probable and that the second step of impairment testing was necessary. The second step of our impairment test required the calculation of the fair value of the Company and the subsequent allocation of the fair value to the assets and liabilities of the Company. The excess fair value after this allocation is performed represents the implied goodwill of the Company, if any, and was zero at December 31, 2008. As a result we incurred an impairment expense of $15.4 million which represented the entire balance of our goodwill.

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

Results of Operations - Combined Services

2009 Compared to 2008

Income tax benefit was approximately $6.9 million in 2009 resulting in an effective rate of 39.0%, as compared to income tax benefit of approximately $10.6 million in 2008 which resulted in an effective rate of 36.1%. The effective tax rate differs from the statutory rate primarily due to the existence of partially non-deductible meal and incidental expense per-diem payments to company drivers as well as a one-time benefit due to non-taxable life insurance proceeds received during 2009. Per-diem payments may cause a significant difference in the Company’s effective tax rate from period-to-period as the proportion of non-deductible expenses to pre-tax net income increases or decreases.

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

As of December 31, 2009, there were no unrecognized tax benefits and an adjustment to the Company’s consolidated financial statements for uncertain tax positions was not required as management believes that the Company’s significant tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2006 through 2008 remain open to examination in those jurisdictions. During 2009, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions and does not believe it is reasonably possible that our unrecognized tax benefits will significantly change within the next twelve months.

The combined net loss for all divisions was $10.8 million, or 4.2% of revenues, before fuel surcharge, for 2009 as compared to the combined net loss for all divisions of $18.8 million or 5.8% of revenues, before fuel surcharge, for 2008. The increase in income resulted in a decrease in the diluted loss per share from $1.94 for 2008 to a diluted loss per share of $1.15 for 2009.

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

Quarterly Results of Operations

The following table presents selected consolidated financial information for each of our last eight fiscal quarters through December 31, 2009. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the quarterly information.

	Quarter Ended
	Mar. 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
	(unaudited)
	(in thousands, except earnings per share data)
Operating revenues	$65,818	$68,476	$76,743	$80,872	$105,820	$110,930	$105,958	$84,014
Total operating expenses	69,432	72,040	78,092	86,999	109,786	112,460	107,240	99,190
Operating (loss) income	(3,614)	(3,564)	(1,349)	(6,127)	(3,966)	(1,530)	(1,282)	(15,176)
Net (loss) income	(3,346)	(2,356)	(1,230)	(3,915)	(2,828)	(1,332)	(3,181)	(11,424)
(Loss) earnings per common share:
Basic	$(0.36)	$(0.25)	$(0.13)	$(0.42)	$(0.29)	$(0.14)	$(0.33)	$(1.19)
Diluted	$(0.36)	$(0.25)	$(0.13)	$(0.42)	$(0.29)	$(0.14)	$(0.33)	$(1.19)

Liquidity and Capital Resources

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our lines of credit and installment notes.

During 2009, we generated $32.1 million in cash from operating activities compared to $40.6 million and $45.2 million in 2008 and 2007, respectively. Investing activities used $2.4 million in cash during 2009 compared to $48.3 million and $61.7 million in 2008 and 2007, respectively. The cash used in all three years related primarily to the purchase of revenue equipment such as trucks and trailers or revenue related equipment such as auxiliary power units. Financing activities used $20.7 million in cash during 2009 compared to financing activities in 2008 and 2007 which provided $8.1 million and $15.9 million, respectively. See the Consolidated Statements of Cash Flows in Item 8 of this Report.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing lines of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations, to finance capital expenditures and repay long-term debt. During 2009 and 2008, we utilized cash on hand, installment notes, and our lines of credit to finance revenue equipment purchases of approximately $9.2 million and $53.5 million, respectively.

Occasionally we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 12 to 48 months. At December 31, 2009, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $37.4 million. These installment notes are payable in 36 monthly installments at a weighted average interest rate of 4.87%. At December 31, 2008, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $45.7 million. These installment notes are payable in monthly installments ranging from 12 months to 36 months at a weighted average interest rate of 4.80%.

In order to maintain our truck and trailer fleet count it is often necessary to purchase replacement units and place them in service before trade units are removed from service. The timing of this process often requires the Company to pay for new units without any reduction in price for trade units. In this situation, the Company later receives payment for the trade units as they are delivered to the equipment vendor and have passed vendor inspection. During the twelve months ended December 31, 2009 and 2008, the Company received approximately $7.1 million and $4.3 million, respectively, for units delivered for trade.

During 2009 we maintained a $30.0 million revolving line of credit. Amounts outstanding under the line bear interest at LIBOR (determined as of the first day of each month) plus 1.95% (2.19% at December 31, 2009), are secured by our accounts receivable and mature on May 31, 2010. However the Company has the intent and ability to extend the terms of this line of credit for an additional one year period until May 31, 2011. At December 31, 2009, outstanding advances on the line were approximately $2.9 million, which consisted entirely of letters of credit, with availability to borrow $27.1 million.

Cash and cash equivalents at December 31, 2009 increased approximately $9.0 million as compared to December 31, 2008. The primary reason for the increase relates to a reduction in capital expenditures made during December 2009 as compared to December 2008.

Prepaid expenses and deposits at December 31, 2009 decreased approximately $4.2 million as compared to December 31, 2008. The primary reason for the decrease relates to a decrease in amounts prepaid for auto liability insurance premiums. In December 2008, a portion of the 2009 auto liability insurance premiums were paid in advance. There were no corresponding prepayments made during December 2009 for auto liability insurance premiums related to 2010.

Marketable equity securities available for sale at December 31, 2009 increased approximately $2.4 million as compared to December 31, 2008. The increase was primarily related to changes in the market value of the investments, net of sales and other-than-temporary write-downs. These securities, combined with equity securities purchased in prior periods, have a combined cost basis of approximately $9.8 million and a combined fair market value of approximately $14.9 million. The Company has developed a strategy to invest in securities from which it expects to receive dividends that qualify for favorable tax treatment, as well as appreciate in value. The Company anticipates that increases in the market value of the investments combined with dividend payments will exceed interest rates paid on borrowings for the same period. During 2009 the Company had net unrealized pre-tax gains of approximately $4.1 million and received dividends of approximately $532,000. The holding term of these securities depends largely on the general economic environment, the equity markets, borrowing rates and the Company's cash requirements.

Revenue equipment, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units and auxiliary power units, at December 31, 2009 decreased approximately $22.4 million as compared to December 31, 2008. The decrease is attributable to the net effect of disposing approximately 300 trucks and 150 trailers during 2009 while only purchasing 25 trailers during 2009. Partially off-setting the decrease was the acquisition of approximately 900 additional auxiliary power units.

Accounts payable at December 31, 2009 decreased approximately $5.8 million as compared to December 31, 2008. The decrease is primarily related to a decrease in amounts accrued for the purchase of revenue equipment at December 31, 2009 as compared to December 2008.

Accrued expenses and other liabilities at December 31, 2009 decreased approximately $5.2 million as compared to December 31, 2008. The decrease is primarily related to a $6.9 million decrease in margin account borrowings secured by the Company’s investments in marketable equity securities. Partially offsetting the decrease related to margin account borrowings was a $1.3 million increase in amounts reserved at the end of the period for workers compensation claims reserves.

Current maturities of long-term debt at December 31, 2009 decreased approximately $5.6 million as compared to December 31, 2008. The decrease is related to a decrease in the number of monthly payments for installment note borrowings due within the next twelve months as a result of the maturity of certain of these borrowings.

Long-term debt at December 31, 2009 decreased approximately $8.3 million as compared to December 31, 2008. The decrease is primarily related to a decrease in amounts payable on the Company’s line of credit and a decrease in installment note borrowings outstanding.

For 2010, we expect to purchase 185 new trucks while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $7.6 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our anticipated future cash flows and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Contractual Obligations and Commercial Commitments

The following table sets forth the Company's contractual obligations and commercial commitments as of December 31, 2009:

	Payments due by period (in thousands)
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 Years

Long-term debt (1)	$39,992	$11,978	$28,014	$-	$-
Operating leases (2)	755	296	379	80	-
Total	$40,747	$12,274	$28,393	$80	$-

(1)	Including interest.
(2)	Represents building, facilities, and drop yard operating leases.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Regulation S-K 303 (a)(4)(ii) issued by the Securities and Exchange Commission.

Insurance

With respect to physical damage for trucks, cargo loss and auto liability, the Company maintains insurance coverage to protect it from certain business risks. These policies are with various carriers and have per occurrence deductibles of $2,500, $10,000 and $2,500 respectively. The Company maintains workers’ compensation coverage in Arkansas, Ohio, Oklahoma, Mississippi, and Florida with a $500,000 self-insured retention and a $500,000 per occurrence excess policy. The Company has elected to opt out of workers' compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has reserved for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers’ compensation claims. Letters of credit aggregating $1,001,000 and certificates of deposit totaling $300,000 are held by banks as security for workers’ compensation claims. The Company self insures for employee health claims with a stop loss of $225,000 per covered employee per year and estimates its liability for claims incurred but not reported.

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

The depreciation of property, plant and equipment over their estimated useful lives and the determination of any salvage value require management to make judgments about future events. The Company’s management periodically evaluates whether changes to estimated useful lives or salvage values are necessary to ensure these estimates accurately reflect the economic use of the assets. This periodic evaluation may result in changes in the estimated lives and/or salvage values used by the Company to depreciate its assets, which can affect the amount of periodic depreciation expense recognized and, ultimately, the gain or loss on the disposal of the asset. During management’s most recent periodic evaluation, the estimated useful lives for certain revenue equipment were extended in response to planned capital expenditure levels. As a result of the revised estimates, management extended the estimated useful life of its tractors to 5 years from 3 or 4 years and reduced expected salvage values accordingly. These changes are expected to result in a $1.4 million decrease in 2010 tractor depreciation expense. Management also reduced the estimated salvage values for its trailers which is expected to result in a $0.4 million increase in 2010 trailer depreciation expense. Generally, an increase in useful lives for revenue equipment is accompanied by an increase in maintenance expenses.

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

On January 1, 2007, the Company adopted authoritative guidance related to uncertain tax positions. This guidance requires a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Business Combinations and Goodwill. Upon acquisition of an entity, the cost of the acquired entity must be allocated to assets and liabilities acquired. Identification of intangible assets, if any, that meet certain recognition criteria is necessary. This identification and subsequent valuation requires significant judgments. The carrying value of goodwill, if any, is tested annually. As of December 31, 2009 the Company has no recorded goodwill.

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

Equity Price Risk

We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities increased to $14.9 million at December 31, 2009 from $12.5 million at December 31, 2008. The increase includes additional purchases, net of sales or write-downs, of approximately $0.3 million during 2009 and an increase in the fair market value of approximately $2.7 million during 2009. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.5 million. For additional information with respect to the marketable equity securities, see Note 3 to our consolidated financial statements.

Interest Rate Risk

Our line of credit bears interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are effected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $1.0 million of variable rate debt was outstanding under our line of credit for a full fiscal year, a hypothetical 100 basis point increase in LIBOR would result in approximately $10,000 of additional interest expense.

Commodity Price Risk

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our 2009 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by $6.6 million.

Item 8. Financial Statements and Supplementary Data.

The following statements are filed with this report:

Report of Independent Registered Public Accounting Firm – Grant Thornton LLP
Consolidated Balance Sheets - December 31, 2009 and 2008
Consolidated Statements of Operations - Years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Shareholders’ Equity and Other Comprehensive Income (Loss) - Years ended
December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows - Years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
P.A.M. Transportation Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries (collectively the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss),and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P.A.M. Transportation Services, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), P.A.M. Transportation Services, Inc.  and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
March 15, 2010

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2009 AND 2008 (in thousands, except share and per share data)

ASSETS	2009	2008

CURRENT ASSETS:
Cash and cash equivalents	$9,870	$858
Accounts receivable—net:
Trade	45,911	43,815
Other	1,551	1,088
Inventories	750	858
Prepaid expenses and deposits	5,258	9,443
Marketable equity securities	14,921	12,540
Income taxes refundable	467	524
Deferred income taxes—current	1,401	-

Total current assets	80,129	69,126

PROPERTY AND EQUIPMENT:
Land	4,924	4,916
Structures and improvements	13,665	13,596
Revenue equipment	297,788	320,188
Office furniture and equipment	7,929	7,606

Total property and equipment	324,306	346,306

Accumulated depreciation	(145,526)	(125,742)

Net property and equipment	178,780	220,564

OTHER ASSETS:
Other	1,747	671

Total other assets	1,747	671

TOTAL ASSETS	$260,656	$290,361

		(Continued)

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2009 AND 2008 (in thousands, except share and per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY	2009	2008

CURRENT LIABILITIES:
Accounts payable	$14,492	$20,269
Accrued expenses and other liabilities	10,504	15,684
Current maturities of long—term debt	10,331	15,928
Deferred income taxes—current	-	157

Total current liabilities	35,327	52,038

Long-term debt—less current portion	27,202	35,492
Deferred income taxes—less current portion	51,000	47,354

Total liabilities	113,529	134,884

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,372,207 and 11,368,207 shares issued; 9,413,607 and 9,409,607 shares outstanding at December 31, 2009 and December 31, 2008, respectively	114	114
Additional paid-in capital	77,704	77,659
Accumulated other comprehensive income	3,063	611
Treasury stock, at cost; 1,958,600 shares	(29,127)	(29,127)
Retained earnings	95,373	106,220

Total shareholders’ equity	147,127	155,477

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$260,656	$290,361

		(Concluded)
See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007 (in thousands, except per share data)

	2009	2008	2007
OPERATING REVENUES:
Revenue, before fuel surcharge	$260,774	$323,272	$351,701
Fuel surcharge	31,136	83,451	57,140

Total operating revenues	291,910	406,723	408,841

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	101,833	123,961	135,606
Fuel expense	65,527	140,531	114,242
Rents and purchased transportation	40,713	39,887	38,718
Depreciation and amortization	37,742	37,477	38,759
Goodwill impairment charge	-	15,413	-
Operating supplies and expenses	26,572	30,514	30,845
Operating taxes and licenses	13,055	15,937	17,520
Insurance and claims	12,579	16,018	17,591
Communications and utilities	2,644	2,869	3,113
Other	4,967	5,119	7,130
Loss (gain) on disposition of equipment	931	952	(48)

Total operating expenses and costs	306,563	428,678	403,476

OPERATING (LOSS) INCOME	(14,653)	(21,955)	5,365

NON-OPERATING (EXPENSE) INCOME	(745)	(4,996)	1,707
INTEREST EXPENSE	(2,373)	(2,429)	(2,453)

(LOSS) INCOME BEFORE INCOME TAXES	(17,771)	(29,380)	4,619

FEDERAL & STATE INCOME TAX (BENEFIT) EXPENSE:
Current	180	314	217
Deferred	(7,104)	(10,929)	1,749

Total federal & state income tax (benefit) expense	(6,924)	(10,615)	1,966

NET (LOSS) INCOME	$(10,847)	$(18,765)	$2,653

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(1.15)	$(1.94)	$0.26
Diluted	$(1.15)	$(1.94)	$0.26

AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,411	9,683	10,238
Diluted	9,416	9,683	10,239

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS) YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007 (in thousands)
	Common Stock Shares / Amount		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

BALANCE— January 1, 2007	10,303	$114	$77,309		$3,142	$(17,869)	$122,332	$185,028

Components of comprehensive income:
Net earnings				$2,653			2,653	2,653
Other comprehensive gain:
Realized gain on marketable
securities, net of tax of $241				(359)	(359)			(359)
Unrealized loss on marketable
securities, net of tax of $(448)				(862)	(862)			(862)
Total comprehensive income				$1,432
Treasury stock repurchases	(471)					(7,331)		(7,331)
Exercise of stock options-shares
issued including tax benefits	6		125					125
Share-based compensation			123					123

BALANCE— December 31, 2007	9,838	114	77,557		1,921	(25,200)	124,985	179,377

Components of comprehensive income:
Net loss				$(18,765)			(18,765)	(18,765)
Other comprehensive gain:
Realized loss on marketable
securities, net of tax of $(6)				11	11			11
Unrealized loss on marketable
securities, net of tax of $(1,072)				(1,321)	(1,321)			(1,321)
Total comprehensive loss				$(20,075)
Treasury stock repurchases	(428)					(3,927)		(3,927)
Share-based compensation			102					102

BALANCE— December 31, 2008	9,410	114	77,659		611	(29,127)	106,220	155,477

Components of comprehensive income:
Net loss				$(10,847)			(10,847)	(10,847)
Other comprehensive gain:
Realized gain on marketable
securities, net of tax of $(9)				(13)	(13)			(13)
Unrealized gain on marketable
securities, net of tax of $(1,601)				2,465	2,465			2,465
Total comprehensive loss				$(8,395)
Exercise of stock options-shares
issued including tax benefits	4		16					16
Share-based compensation			29					29

BALANCE— December 31, 2009	9,414	$114	$77,704		$3,063	$(29,127)	$95,373	$147,127

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007 (in thousands)
	2009	2008	2007
OPERATING ACTIVITIES:
Net (loss) income	$(10,847)	$(18,765)	$2,653
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	37,742	37,477	38,759
Goodwill impairment charge	-	15,413	-
Bad debt expense	837	295	573
Stock compensation—net of excess tax benefits	29	102	118
Non-compete agreement amortization—net of payments	-	(17)	-
Provision for deferred income taxes	(7,104)	(10,929)	1,749
Reclassification of unrealized loss on marketable equity securities	1,471	5,227	95
(Gain) loss on sale of marketable equity securities	(189)	656	(1,071)
Loss (gain) on sale or disposal of equipment	931	952	(48)
Changes in operating assets and liabilities:
Accounts receivable	(3,415)	14,505	2,585
Prepaid expenses, inventories, and other assets	3,217	5,639	(113)
Income taxes refundable (payable)	7,639	2,574	(1,696)
Trade accounts payable	136	(11,007)	1,089
Accrued expenses	1,691	(1,477)	496
Net cash provided by operating activities	32,138	40,645	45,189

INVESTING ACTIVITIES:
Purchases of property and equipment	(12,261)	(60,218)	(76,166)
Proceeds from disposition of equipment	9,460	11,398	22,273
Changes in restricted cash	19	4,042	(4,073)
Sales of marketable equity securities	399	611	1,622
Purchases of marketable equity securities	-	(4,154)	(5,389)
Net cash used in investing activities	(2,383)	(48,321)	(61,733)

FINANCING ACTIVITIES:
Borrowings under line of credit	322,365	546,144	508,076
Repayments under line of credit	(326,109)	(585,592)	(484,322)
Borrowings of long-term debt	6,736	53,470	2,067
Repayments of long-term debt	(16,879)	(8,839)	(2,704)
Borrowings under margin account	13,377	19,800	-
Repayments under margin account	(20,249)	(12,929)	-
Repurchases of common stock	-	(3,927)	(7,331)
Stock compensation excess tax benefits	-	-	5
Exercise of stock options	16	-	120
Net cash (used in) provided by financing activities	(20,743)	8,127	15,911

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,012	451	(633)

CASH AND CASH EQUIVALENTS—Beginning of year	858	407	1,040

CASH AND CASH EQUIVALENTS—End of year	$9,870	$858	$407

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid during the period for:
Interest	$2,410	$2,430	$2,410
Income taxes	$137	$303	$1,976

NONCASH INVESTING AND FINANCING ACTIVITIES—
Purchases of revenue equipment included in accounts payable	$38	$5,951	$-

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

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

Bank Overdrafts–The Company classifies bank overdrafts in current liabilities as an accounts payable and does not offset other positive bank account balances located at the same or other financial institutions. Bank overdrafts generally represent checks written that have not yet cleared the Company’s bank accounts. The majority of the Company’s bank accounts are zero balance accounts that are funded at the time items clear against the account by drawings against a line of credit, therefore the outstanding checks represent bank overdrafts. Because the recipients of these checks have generally not yet received payment, the Company continues to classify bank overdrafts as accounts payable. Bank overdrafts are classified as changes in accounts payable in the cash flows from operating activities section of the Company’s Consolidated Statement of Cash Flows. Bank overdrafts as of December 31, 2009 and 2008 were approximately $4,563,000 and $5,312,000, respectively.

Accounts Receivable Other–The components of accounts receivable other consist primarily of amounts representing company driver advances, owner operator advances and equipment manufacturer warranties. Advances receivable from company drivers as of December 31, 2009 and 2008, were approximately $275,000 and $345,000, respectively.

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

Property and Equipment–Property and equipment is recorded at historical cost, less accumulated depreciation. For financial reporting purposes, the cost of such property is depreciated principally by the straight-line method. For tax reporting purposes, accelerated depreciation or applicable cost recovery methods are used. Depreciation is recognized over the estimated asset life, considering the estimated salvage value of the asset. Such salvage values are based on estimates using expected market values for used equipment and the estimated time of disposal which, in many cases include guaranteed residual values by the manufacturers. Gains and losses are reflected in the year of disposal. The following is a table reflecting estimated ranges of asset useful lives by major class of depreciable assets:

Asset Class	Estimated Asset Life

Service vehicles	3-5 years
Office furniture and equipment	3-7 years
Revenue equipment	3-10 years
Structure and improvements	5-40 years

The Company’s management periodically evaluates whether changes to estimated useful lives and/or salvage values are necessary to ensure its estimates accurately reflect the economic use of the assets. During management’s most recent periodic evaluation, the estimated useful lives for certain revenue equipment were extended in response to planned capital expenditure levels. As a result of the revised estimates, management extended the estimated useful life of its tractors to 5 years from 3 or 4 years and reduced expected salvage values accordingly. These changes are expected to decrease 2010 depreciation by approximately $1,400,000. Management also reduced the estimated salvage values for its trailers which is expected to increase 2010 depreciation by approximately $400,000.

During the fourth quarter of 2009, management determined that a certain group of trucks, with guaranteed manufacturer trade-in residual values, would not be used as trade-ins for a newer model of the same make. Accordingly, the manufacturer guaranteed residual values associated with these trucks are no longer available. Management expects that these trucks will be sold on the open market and believes that the ultimate selling price will be significantly lower than the manufacturer guaranteed residual values. As such, the residual values of these trucks were reduced during the fourth quarter of 2009 to reflect this expectation which resulted in additional depreciation expense of approximately $4,200,000 during 2009. This additional depreciation expense increased the Company’s net loss by approximately $2,600,000 ($0.27 per diluted share).

Prepaid Tires–Tires purchased with revenue equipment are capitalized as a cost of the related equipment. Replacement tires are included in prepaid expenses and deposits and are amortized over a 24-month period. Amounts paid for the recapping of tires are expensed when incurred.

Advertising Expense–Advertising costs are expensed as incurred and totaled approximately $125,000, $307,000 and $605,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Repairs and Maintenance–Repairs and maintenance costs are expensed as incurred.

Goodwill–Goodwill represents the excess of the purchase price paid over the value assigned to tangible assets and liabilities and identifiable intangible assets of businesses acquired. The Company tests goodwill for impairment each December or more frequently if events or circumstances indicate impairment might exist. Our test for impairment of goodwill is performed on the Company as a whole, as we have determined that our reporting units can be aggregated. As of December 31, 2009, all previously recorded goodwill has been fully impaired.

Self Insurance Liability–A liability is recognized for known health, workers’ compensation, cargo damage, property damage and auto liability damage. An estimate of the incurred but not reported claims for each type of liability is made based on historical claims made, estimated frequency of occurrence, and considering changing factors that contribute to the overall cost of insurance.

Income Taxes– The Company applies the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

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

On January 1, 2007, the Company adopted authoritative guidance related to uncertain tax positions. This guidance relates to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and requires that we recognize in our financial statements the impact of a tax position. These tax positions must meet a more-likely-than-not recognition threshold to be recognized. Tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. We recognize potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of income as income tax expense.

Revenue Recognition–Revenue is recognized in full upon completion of delivery to the receiver’s location. For freight in transit at the end of a reporting period, the Company recognizes revenue pro rata based on relative transit miles completed as a portion of the estimated total transit miles. Expenses are recognized as incurred.

Share-Based Compensation–The Company uses the modified prospective method in accounting for share-based compensation. Under the modified prospective method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. The Company uses historical volatility when estimating the expected volatility of its share price. For additional information with respect to share-based compensation, see Note 12 to our consolidated financial statements.

Earnings Per Share–The Company computes basic earnings per share (“EPS”) by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the potential dilution that could occur from stock-based awards and other stock-based commitments using the treasury stock or the as if converted methods, as applicable. The difference between the Company's weighted-average shares outstanding and diluted shares outstanding is due to the dilutive effect of stock options for all periods presented. See Note 13 for computation of diluted EPS.

Fair Value Measurements–The Company adopted authoritative guidance effective January 1, 2008 regarding financial assets and liabilities that are measured at fair value within the financial statements on a recurring basis. Under this guidance, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. For additional information with respect to fair value measurements, see Note 16 to our consolidated financial statements.

Business Segment and Concentrations of Credit Risk–The Company operates in one business segment, motor carrier operations. The Company provides truckload transportation services as well as brokerage and logistics services to customers throughout the United States and portions of Canada and Mexico. Truckload transportation services revenues, excluding fuel surcharges, represented 85.3%, 89.6%, and 90.4% of total revenues, excluding fuel surcharges, for the twelve months ended December 31, 2009, 2008, and 2007, respectively. Remaining revenues, excluding fuel surcharges, for each respective year were generated by brokerage and logistics services. The Company performs ongoing credit evaluations and generally does not require collateral from its customers. The Company maintains reserves for potential credit losses. In view of the concentration of the Company’s revenues and accounts receivable among a limited number of customers within the automobile industry, the financial health of this industry is a factor in the Company’s overall evaluation of accounts receivable.

Subsequent Events–We have evaluated subsequent events for recognition and disclosure through the date these financial statements were filed with the United States Securities and Exchange Commission.

Recent Accounting Pronouncements– In September 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. For financial assets and liabilities, this guidance was effective for fiscal periods beginning after November 15, 2007 and did not require any new fair value measurements. In February 2008, the FASB delayed the effective date for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2009, the Company adopted the provisions of ASC Topic 820, as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. The adoption of these provisions, as it relates to nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s financial condition, results of operations, or cash flow.

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

The Company's receivables result primarily from the sale of transportation and logistics services. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Accounts receivable which consist of both billed and unbilled receivables are recorded at their invoiced amount and are presented net of an allowance for doubtful accounts. Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectibility. Accounts receivable balances consist of the following components as of December 31, 2009 and 2008:

	2009	2008
	(in thousands)

Billed	$42,573	$41,247
Unbilled	5,998	4,724
Allowance for doubtful accounts	(2,660)	(2,156)

Total accounts receivable—net	$45,911	$43,815

An analysis of changes in the allowance for doubtful accounts for the years ended December 31, 2009, 2008, and 2007 follows:

	2009	2008	2007
	(in thousands)

Balance—beginning of year	$2,156	$1,891	$1,457
Provision for bad debts	899	353	607
Charge-offs	(395)	(104)	(361)
Recoveries	-	16	188
Balance—end of year	$2,660	$2,156	$1,891

3.	MARKETABLE EQUITY SECURITIES

The Company accounts for its marketable securities in accordance with GAAP which requires companies to classify their investments as trading, available-for-sale or held-to-maturity. The Company’s investments in marketable securities are classified as either trading or available-for-sale and consist of equity securities. Management determines the appropriate classification of these securities at the time of purchase and re-evaluates such designation as of each balance sheet date. During 2009, the Company sold certain securities which were held as available-for-sale and had a cost basis of approximately $216,000. The proceeds on these sales totaled approximately $287,000 which resulted in a realized gain of approximately $71,000. During 2009, there were no reclassifications of marketable securities. During 2008, the Company sold certain securities which were held as available-for-sale and had a cost basis of approximately $718,000. The proceeds on these sales totaled approximately $625,000 which resulted in a realized loss of approximately $93,000. Also during 2008, three securities were transferred from available-for-sale to trading. These securities were transferred because, historically, they have significantly underperformed in relation to their benchmarks. The resulting loss  recognized was $55,000. Also during 2008, two securities were transferred from trading to available-for-sale. These securities were transferred at their market value at the time of transfer.

Marketable equity securities classified as available-for-sale are carried at fair value, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income in shareholders’ equity. Realized gains and losses, declines in value judged to be other-than-temporary on available-for-sale securities, and increases or decreases in value on trading securities, if any, are included in the determination of net income. A quarterly evaluation is performed in order to judge whether declines in value below cost should be considered temporary and when losses are deemed to be other-than-temporary. Several factors are considered in this evaluation process including the severity and duration of the decline in value, the financial condition and near-term outlook for the specific issuer and the Company’s ability to hold the securities. There were no securities in a cumulative loss position for twelve months or longer at December 31, 2009. However, based on the severity of declines in certain securities during 2009 and the fact that the Company has no evidence that indicates these securities will regain a value equal to or greater than their cost basis, their declines in value have been determined to be other-than-temporary. As a result of this evaluation, the Company recorded an impairment charge of approximately $1.5 million in its statement of operations for the year ended December 31, 2009 as a non-operating expense. These declines came primarily from our equity securities in the financial, pharmaceutical, and transportation sectors, which have experienced significant declines during 2009 in their respective stock prices. The cost of securities sold is based on the specific identification method and interest and dividends on securities are included in non-operating income.

As of December 31, 2009, equity securities classified as available-for-sale and equity securities classified as trading had a cost basis of approximately $9,377,000 and $463,000, respectively and fair market values of approximately $14,395,000 and $526,000, respectively. For the year ended December 31, 2009, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $2,465,000, net of deferred income taxes. These securities had gross unrealized gains of approximately $5,159,000 and gross unrealized losses of approximately $140,000. As of December 31, 2009, the total unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $3,063,000.

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

The following table shows the Company’s investments’ approximate gross unrealized losses and fair value at December 31, 2009 and 2008. These investments consist of equity securities. As of December 31, 2009 and 2008 there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	2009		2008
	(in thousands)
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses

Equity securities – Available for sale	$756	$140	$4,775	$1,237
Equity securities – Trading	62	1	372	67

Totals	$818	$141	$5,147	$1,304

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of December 31, 2009, the Company had no borrowings under its margin account.

4.	INTANGIBLE ASSETS

The Company tests goodwill for impairment annually in accordance with GAAP.  In addition to the annual test performed on December 31 of each year, goodwill is monitored for changes in events or circumstances that indicate that impairment might exist in interim periods.  Our test for impairment of goodwill is performed on the Company as a whole, as we determined at adoption of the standard that our reporting units can be aggregated, and facts and circumstances subsequent to adoption have not changed this assessment. The annual assessment was not required at December 31, 2009 as the Company does not have any recorded goodwill. The most recent annual assessment was completed in December 2008 during which the Company determined that goodwill was impaired. The impairment of goodwill recorded in 2008 was triggered by the sustained decline of our market capitalization caused by a decrease in our stock price during 2008.

Goodwill at December 31 is summarized as follows:

	2009	2008	2007
	(in thousands)

Goodwill, beginning of year	$-	$15,413	$15,413
Goodwill acquired	-	-	-
Goodwill impairment	-	(15,413)	-

Goodwill—end of year	$-	$-	$15,413

Non-compete agreements are amortized on a straight-line basis over the contractual term of the related agreement. Amortization expense associated with non-compete agreements was approximately $0, $17,000 and $200,000, for the years ending December 31, 2009, 2008 and 2007. The Company's non-compete agreements were fully amortized as of December 31, 2008.

5.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at December 31 are summarized as follows:

	2009	2008
	(in thousands)

Payroll	$1,378	$1,039
Accrued vacation	2,020	1,932
Taxes—other than income	2,264	2,174
Interest	85	122
Driver escrows	832	938
Margin account borrowings	-	6,871
Self-insurance claims	3,925	2,608

Total accrued expenses and other liabilities	$10,504	$15,684

6.	CLAIMS LIABILITIES

With respect to physical damage for trucks, cargo loss and auto liability, the Company maintains insurance coverage to protect it from certain business risks. These policies are with various carriers and have per occurrence deductibles of $2,500, $10,000 and $2,500 respectively. Since 2002, the Company has elected to self insure itself for physical damage to trailers. The Company maintains workers’ compensation coverage in Arkansas, Ohio, Oklahoma, Mississippi, and Florida with a $500,000 self-insured retention and a $500,000 per occurrence excess policy. The Company has elected to opt out of workers' compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has accrued for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers’ compensation claims. Letters of credit aggregating $1,001,000 and certificates of deposit totaling $300,000 are held by banks as security for workers’ compensation claims. The Company self insures for employee health claims with a stop loss of $225,000 per covered employee per year and estimates its liability for claims outstanding and claims incurred but not reported.

7.	LONG-TERM DEBT

Long-term debt at December 31, consists of the following:

	2009	2008
	(in thousands)
Line of credit with a bank—due May 31, 2010, and
collateralized by accounts receivable (1)	$-	$3,744
Equipment financing (2)	37,389	45,676
Note payable (3)	144	980
Other (4)	-	1,020
Total long-term debt	$37,533	$51,420
Less current maturities	(10,331)	(15,928)

Long-term debt—net of current maturities	$27,202	$35,492

(1)
Line of credit agreement with a bank provides for maximum borrowings of $30.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of LIBOR as of the first day of the month plus 1.95% (2.19% at December 31, 2009). Monthly payments of interest are required under this agreement. Also, under the terms of the agreement the Company must have (a) a debt to equity ratio of no more than 2:1, and (b) maintain a tangible net worth of at least $135 million. The Company was in compliance with all provisions of the agreement throughout 2009.

(2)
Equipment financings consist of installment obligations for revenue equipment purchases, payable in various monthly installments with various maturity dates through March 2012, at a weighted average interest rate of 4.87% and collateralized by revenue equipment.

(3)
6.0% note to the former owner of an acquired entity with an original face amount of $4,974,612, payable in monthly installments of $72,672 through March 2010 and secured by a letter of credit held by a bank.

(4)	3.85% note to insurance premium finance company at December 31, 2008 with an original face amount of $1,740,528, paid in monthly installments of $147,615 through August 2009.

The Company has provided letters of credit to third parties totaling approximately $2,897,000 at December 31, 2009. The letters are held by these third parties to assist such parties in collection of any amounts due by the Company should the Company default in its commitments to the parties.

Scheduled annual maturities on long-term debt outstanding at December 31, 2009, are:

(in thousands)

2010	$10,331
2011	20,334
2012	6,868
2013	-
2014	-

Total	$37,533

8.	CAPITAL STOCK

The Company's authorized capital stock consists of 40,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. At December 31, 2009, there were 11,372,207 shares of our common stock issued and 9,413,607 shares outstanding. No shares of our preferred stock were issued or outstanding at December 31, 2009.

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

Preferred Stock

Preferred stock may be issued from time to time by our Board of Directors, without stockholder approval, in such series and with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or other provisions, as may be fixed by the Board of Directors in the resolution authorizing their issuance. The issuance of preferred stock by the Board of Directors could adversely affect the rights of holders of shares of common stock; for example, the issuance of preferred stock could result in a class of securities outstanding that would have certain preferences with respect to dividends and in liquidation over the common stock, and that could result in a dilution of the voting rights, net income per share and net book value of the common stock. As of December 31, 2009, we have no agreements or understandings for the issuance of any shares of preferred stock.

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

The Company accounts for Treasury stock using the cost method and as of December 31, 2009, 1,958,600 shares were held in the treasury at an aggregate cost of approximately $29,127,000.

9.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was comprised of net income (loss) plus or minus market value adjustments related to fuel hedges, interest rate swap agreements and marketable securities. The components of comprehensive income (loss) were as follows:

	2009	2008	2007
	(in thousands)

Net (loss) income	$(10,847)	$(18,765)	$2,653

Other comprehensive income (loss):
Reclassification adjustment for realized losses
(gains) on marketable securities, included
in net income (loss), net of income taxes	(13)	11	(359)
Reclassification adjustment for unrealized
losses on marketable securities, included in
net income (loss), net of income taxes	941	3,214	55
Change in fair value of marketable
securities, net of income taxes	1,524	(4,535)	(917)

Total comprehensive (loss) income	$(8,395)	$(20,075)	$1,432

10.	SIGNIFICANT CUSTOMERS AND INDUSTRY CONCENTRATION

In 2009, 2008, and 2007, one customer, who is in the automobile manufacturing industry, accounted for 25%, 31% and 38% of revenues, respectively. The Company also provides transportation services to other manufacturers who are suppliers for automobile manufacturers including suppliers for the Company’s largest customer. As a result, concentration of the Company’s business within the automobile industry is significant. Of the Company’s revenues for 2009, 2008, and 2007, 31%, 40%, and 49%, respectively, were derived from transportation services provided to the automobile manufacturing industry. Accounts receivable from the largest customer totaled approximately $18,585,000 and $17,628,000 at December 31, 2009 and 2008, respectively.

11.	FEDERAL AND STATE INCOME TAXES

Under GAAP, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax reporting purposes.

Significant components of the Company’s deferred tax liabilities and assets at December 31 are as follows:

	2009		2008
	(in thousands)
	Current	Long-Term	Current	Long-Term

Deferred tax liabilities:
Property and equipment	$-	$52,646	$-	$60,011
Unrealized gains on securities	1,955	-	345	-
Prepaid expenses and other	1,988	-	3,584	-

Total deferred tax liabilities	3,943	52,646	3,929	60,011

Deferred tax assets:
Allowance for doubtful accounts	1,010	-	801	-
Alternative minimum tax credit	-	300	-	447
Compensated absences	617	-	597	-
Self-insurance allowances	844	-	248	-
Share-based compensation	-	339	-	328
Goodwill	-	658	-	1,161
Marketable equity securities	2,873	-	2,101	-
Net operating loss carryover	-	-	-	10,279
Non-competition agreement	-	324	-	412
Other	-	25	25	30

Total deferred tax assets	5,344	1,646	3,772	12,657

Net deferred tax (asset) liability	$(1,401)	$51,000	$157	$47,354

The reconciliation between the effective income tax rate and the statutory Federal income tax rate for the years ended December 31, 2009, 2008 and 2007 is presented in the following table:

	2009		2008		2007
	(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent

Income tax at the
statutory federal rate	$(6,042)	34.0	$(9,989)	34.0	$1,571	34.0
Nontaxable income	(341)	1.9	-	-	-	-
Nondeductible expense	225	(1.3)	923	(3.1)	381	8.3
State income taxes—net
of federal benefit	(766)	4.4	(1,549)	5.2	14	0.3
Total income tax (benefit) provision	$(6,924)	39.0	$(10,615)	36.1	$1,966	42.6

The (benefit) provision for income taxes consisted of the following:

	2009	2008	2007
	(in thousands)
Current:
Federal	$-	$(26)	$305
State	180	340	(88)
	180	314	217
Deferred:
Federal	(7,209)	(8,865)	1,295
State	105	(2,064)	454
	(7,104)	(10,929)	1,749

Total income tax (benefit) provision	$(6,924)	$(10,615)	$1,966

The Company has alternative minimum tax credits of approximately $300,000 at December 31, 2009, which have no expiration date under the current federal income tax laws.

The Company does not have any material accrued interest or penalties associated with any unrecognized tax benefits. The Company's policy is to account for interest and penalties related to uncertain tax positions, if any, in income tax expense. There was no change in total gross unrecognized tax benefit liabilities for the year ended December 31, 2009.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which the Company operates generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2006 through 2008 remain open to examination in those jurisdictions.

During 2007, the Company contracted with a third-party qualified intermediary in order to implement a like-kind exchange tax program. Under the program, dispositions of eligible trucks or trailers and acquisitions of replacement trucks or trailers are made in a form whereby any associated tax gains related to the disposal are deferred. To qualify for like-kind exchange treatment, we exchange, through our qualified intermediary, eligible trucks or trailers being disposed with trucks or trailers being acquired that allows us to generally carryover the tax basis of the trucks or trailers sold. The program is expected to result in a significant deferral of federal and state income taxes. Under the program, the proceeds from the sale of eligible trucks or trailers carry a Company-imposed restriction for the acquisition of replacement trucks or trailers. These proceeds may be disqualified under the program at any time and at the Company’s sole discretion, however income tax deferral would not be available on any sale for which the Company disqualifies the related proceeds. At December 31, 2009, the Company had $12,000 of restricted cash held by the third-party qualified intermediary. At December 31, 2008, the Company had $31,000 of restricted cash held by the third-party qualified intermediary.

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

During 2009, options for 16,000 shares were issued under the 2006 Plan at an option exercise price of $3.84 per share and at December 31, 2009, 686,000 shares were available for granting future options.

Outstanding incentive stock options at December 31, 2009, must be exercised within six years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at December 31, 2009, must be exercised within five to ten years from the date of grant.

The total fair value of options vested during 2009, 2008, and 2007 was approximately $29,000, $102,000, and $501,000, respectively. As of December 31, 2009, the Company did not have any stock-based compensation plans with unrecognized stock-based compensation expense. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $29,000 during 2009 as a result of the annual grant of 2,000 shares to each non-employee director during the first quarter of 2009. The Company recognized a total income tax benefit of approximately $11,000 related to stock-based compensation expense during 2009. The recognition of stock-based compensation expense did not have a recognizable impact on diluted or basic earnings per share. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $102,000 during 2008 and includes approximately $80,000 recognized as a result of the annual grant of 2,000 shares to each non-employee director during the first quarter of 2008. The Company recognized a total income tax benefit of approximately $29,000 related to stock-based compensation expense during 2008. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 during 2008. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during 2007 was approximately $123,000 and includes approximately $101,000 recognized as a result of the annual grant of 2,000 shares to each non-employee director during the second quarter of 2007. The Company recognized a total income tax benefit of approximately $43,000 related to stock-based compensation expense during 2007. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 during 2007.

Transactions in stock options under these plans are summarized as follows:

	Shares Under Option	Weighted- Average Exercise Price

Outstanding—January 1, 2007:	284,500	$22.83
Granted	16,000	22.92
Exercised	(6,000)	19.95
Canceled	(46,000)	23.34

Outstanding—December 31, 2007:	248,500	$22.81
Granted	16,000	14.98
Canceled	(10,000)	22.68

Outstanding—December 31, 2008:	254,500	$22.32
Granted	16,000	3.84
Exercised	(4,000)	3.84
Canceled	(80,000)	22.60

Outstanding—December 31, 2009:	186,500	$21.02

Options exercisable—December 31, 2009:	186,500	$21.02

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton (“BSM”) option-pricing model using the following assumptions:

	2009	2008	2007

Dividend yield	0%	0%	0%
Volatility range	58.07%	36.67%—38.54%	37.34%—38.54%
Risk-free rate range	1.57%	2.50%—4.38%	4.38%—4.48%
Expected life	4.4 years	4.3 years—5 years	2.5 years—5 years
Fair value of options (per share)	$1.84	$4.98—$8.89	$6.32—$9.45

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

Information related to the Company’s option activity as of December 31, 2009, and changes during the year then ended is presented below:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding at January 1, 2009	254,500	$22.32
Granted	16,000	3.84
Exercised	(4,000)	3.84
Canceled/forfeited/expired	(80,000)	22.60
Outstanding at December 31, 2009	186,500	$21.02	2.6	$77,880

Fully vested and exercisable at December 31, 2009	186,500	$21.02	2.6	$77,880
___________________________
* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on December 31, 2009, was $10.33.

The weighted-average grant-date fair value of options granted during the years 2009, 2008, and 2007 was $1.84, $4.98, and $6.32 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007, was approximately $13,000, $0, and $11,000, respectively.

A summary of the status of the Company’s nonvested options as of December 31, 2009 and changes during the year ended December 31, 2009, is presented below:

	Number of Options	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2009	-	$-
Granted	16,000	1.84
Vested	(16,000)	1.84
Nonvested at December 31, 2009	-	$-

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of December 31, 2009 and the number and weighted average exercise price of options exercisable as of December 31, 2009 is as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$3.84	12,000	4.2	12,000
$14.98	16,000	3.2	16,000
$18.27	10,000	0.2	10,000
$19.88	12,500	2.8	12,500
$22.92	14,000	2.2	14,000
$23.22	108,000	2.7	108,000
$26.73	14,000	1.4	14,000
	186,500	2.6	186,500

Cash received from option exercises totaled approximately $15,000, $0, and $120,000 during the years ended December 31, 2009, 2008, and 2007, respectively. The Company issues new shares upon option exercise.

13.	EARNINGS PER SHARE

Basic earnings per common share were computed by dividing net income or (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per common share were calculated as follows:

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share data)

Net (loss) income	$(10,847)	$(18,765)	$2,653

Basic weighted average common shares outstanding	9,411	9,683	10,238
Dilutive effect of common stock equivalents	5	-	1

Diluted weighted average common shares outstanding	9,416	9,683	10,239

Basic (loss) earnings per share	$(1.15)	$(1.94)	$0.26

Diluted (loss) earnings per share	$(1.15)	$(1.94)	$0.26

Options to purchase 175,837, 253,484, and 234,456 shares of common stock were outstanding as of December 31, 2009, 2008, and 2007, respectively, but were not included in the computation of diluted earnings per share because to do so would have an anti-dilutive effect.

14.	BENEFIT PLAN

The Company sponsors a benefit plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deductible contributions to the plan. The plan provides for employer matching contributions of 50% of each participant’s voluntary contribution up to 3% of the participant’s compensation and vests at the rate of 20% each year until fully vested after five years. Total employer matching contributions to the plan totaled approximately $270,000, $305,000 and $340,000 in 2009, 2008 and 2007, respectively.

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

The Company leases certain premises under noncancelable operating lease agreements. Future minimum annual lease payments under these leases are as follows:

2010	$296,090
2011	187,000
2012	192,000
2013	80,000

Total	$755,090

Total rental expense, net of amounts reimbursed for the years ended December 31, 2009, 2008 and 2007 was approximately $1,201,000, $2,243,000, and $3,035,000, respectively.

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash and cash equivalents, marketable equity securities, accounts receivable, trade accounts payable, and borrowings.

The Company adopted guidance effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. This guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

At December 31, 2009, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$14,921	$14,921	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying values and estimated fair values of this other long-term debt at December 31, 2009 and 2008 are summarized as follows:

	2009		2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$37,533	$37,238	$47,676	$47,432

The Company has not elected the fair value option for any of our financial instruments.

17.	RELATED PARTY TRANSACTIONS

In the normal course of business, transactions for transportation and repair services, property leases and other services are conducted between the Company and companies affiliated with a major stockholder. The Company recognized $3,294,293, $114,112, and $1,861,773 in operating revenue and $1,025,074, $1,749,955, and $1,909,585 in operating expenses in 2009, 2008, and 2007, respectively. In addition, also in the normal course of business, the Company purchased a terminal in Laredo, TX from an affiliate of  a major stockholder for $5,920,969, of which $4,500,000 was paid as of December 31, 2008 and $1,420,969 was paid in February 2009, subsequent to the completion of an independent appraisal.

The Company purchased physical damage insurance through an unaffiliated insurance broker which was written by an insurance company affiliated with a major stockholder. Annual premiums were $1,894,902, $2,232,309 and $1,927,964 for 2009, 2008 and 2007, respectively. Beginning in 2009, the Company secured coverage for auto liability and general liability insurance under the same arrangement. Premiums paid for this coverage during 2009 were $2,916,722 and $20,486 for auto liability and general liability respectively.

Amounts owed to the Company by these affiliates were $1,927,715 and $851,471 at December 31, 2009 and 2008 respectively. Of the accounts receivable at December 31, 2009, $30,951 represents revenue resulting from maintenance performed in the Company’s maintenance facilities and charges paid by the Company to third parties on behalf of their affiliate and charged back at the amount paid, $1,630,469 represents freight transportation, $250,082 represents property lease charges, and $16,213 represents equipment rental charges. Amounts payable to affiliates at December 31, 2009 and 2008 were $237,198 and $1,526,428 respectively.

18.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present quarterly financial information for 2009 and 2008:

	2009
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Operating revenues	$65,818	$68,476	$76,743	$80,872
Operating expenses	69,432	72,040	78,092	86,999

Operating (loss) income	(3,614)	(3,564)	(1,349)	(6,127)
Non-operating (expense) income	(867)	200	(160)	82
Interest expense	664	629	563	517
Income tax (benefit) expense	(1,799)	(1,637)	(842)	(2,647)

Net (loss) income	$(3,346)	$(2,356)	$(1,230)	$(3,915)

Net (loss) income per common share:
Basic	$(0.36)	$(0.25)	$(0.13)	$(0.42)
Diluted	$(0.36)	$(0.25)	$(0.13)	$(0.42)

Average common shares outstanding:
Basic	9,410	9,410	9,411	9,413
Diluted	9,410	9,412	9,415	9,418

	2008
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Operating revenues	$105,820	$110,930	$105,958	$84,014
Operating expenses	109,786	112,460	107,240	99,190

Operating (loss) income	(3,966)	(1,530)	(1,282)	(15,176)
Non-operating (expense) income	(206)	(14)	(3,377)	(1,400)
Interest expense	568	532	614	714
Income tax (benefit) expense	(1,912)	(744)	(2,092)	(5,866)

Net (loss) income	$(2,828)	$(1,332)	$(3,181)	$(11,424)

Net (loss) income per common share:
Basic	$(0.29)	$(0.14)	$(0.33)	$(1.19)
Diluted	$(0.29)	$(0.14)	$(0.33)	$(1.19)

Average common shares outstanding:
Basic	9,795	9,708	9,665	9,564
Diluted	9,795	9,708	9,665	9,564

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the last quarter of the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
P.A.M. Transportation Services, Inc. and Subsidiaries

We have audited  P.A.M. Transportation Services, Inc. (a Delaware Corporation) and subsidiaries’ (collectively, the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of P.A.M. Transportation Services, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009  and our report dated March 15, 2010  expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Tulsa, OK
March 15, 2010

Item 9B. Other Information.

None.

PART III

Portions of the information required by Part III of Form 10-K are, pursuant to General Instruction G (3) of Form 10-K, incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held on June 3, 2010. We will, within 120 days of the end of our fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

Item 10. Directors, Executive Officers and Corporate Governance.

The information presented under the captions “Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance – Code of Ethics”, “Corporate Governance – Director Nominating Process” and “Corporate Governance – Board Committees,” in the proxy statement is incorporated here by reference.

Item 11. Executive Compensation.

The information presented under the captions “Executive Compensation”, “Corporate Governance – Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report” in the proxy statement is incorporated here by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information presented under the caption “Security Ownership of Certain Beneficial Owners and Management” in the proxy statement is incorporated here by reference.

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2009, information about compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans approved by Security Holders	186,500	$21.02	686,000

Equity Compensation Plans not approved by Security Holders	-0-	-0-	-0-

Total	186,500	$21.02	686,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information presented under the captions “Transactions with Related Persons” and “Corporate Governance – Director Independence” in the proxy statement is incorporated here by reference.

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

Report of Independent Registered Public Accounting Firm - Grant Thornton LLP
Consolidated Balance Sheets - December 31, 2009 and 2008
Consolidated Statements of Operations - Years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Shareholders’ Equity and Other Comprehensive Income (Loss) - Years ended   December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows - Years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted as the requiredinformation is inapplicable, or because the information is presented in the consolidated financial statements or related notes.

(3)	Exhibits.

The following exhibits are filed with or incorporated by reference into this Report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Form S-1 Registration Statement under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986 (“1986 S-1”); (ii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (“6/30/94 10-Q”); (iii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (“6/30/95 10-Q”); (iv) the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (“9/30/96 10-Q”); (v) the Form S-8 Registration Statement filed on June 11, 1999 (“6/11/99 S-8”); (vi) the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“3/31/02 10-Q”); (vii) the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (“9/30/04 10-Q”); (viii) Form 8-K filed on March 7, 2005 (“3/07/05 8-K”); (ix) Form 8-K filed on May 31, 2006 (“5/31/06 8-K”); (x) Form 8-K filed on July 28, 2006 (“7/28/06 8-K”); (xi) the Form 8-K filed on December 11, 2007 (“12/11/07 8-K”); (xii) the Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 10-K”); or (xiii) Form 8-K filed on July 10, 2009 (“7/10/09 8-K”).

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

*4.4.1		Second Amendment to Security Agreement dated July 3, 1996 by and between P.A.M. Transport, Inc. and First Tennessee National Bank Association (Exh. 4.1.2, 9/30/96 10-Q)

*4.4.2		First Amendment to Security Agreement dated July 3, 1996 by and between Choctaw Express, Inc. and First Tennessee Bank National Association (Exh. 4.1.3, 9/30/96 10-Q)

*4.4.3		Security Agreement dated July 3, 1996 by and between Allen Freight Services, Inc. and First Tennessee Bank National Association (Exh. 4.1.4, 9/30/96 10-Q)

*4.5		Fourth Amendment to Loan Agreement dated July 26, 1994 among First Tennessee Bank National Association, Registrant and P.A.M. Transport, Inc. together with Promissory Note (Exh. 4.6, 2007 10-K)

*10.1	(1)	Employment Agreement between the Registrant and Daniel H. Cushman, dated June 29, 2009 (Exh. 10.2, 7/10/09 8-K)

*10.2	(1)	Employment Agreement between the Registrant and W. Clif Lawson, dated June 1, 2006 (Exh. 10.2, 7/28/06 8-K)

*10.3	(1)	Employment Agreement between the Registrant and Larry J. Goddard, dated June 1, 2006 (Exh. 10.3, 7/28/06 8-K)

*10.4	(1)	1995 Stock Option Plan, as Amended and Restated (Exh. 4.1, 6/11/99 S-8)

*10.4.1	(1)	Amendment to 1995 Stock Option Plan (Exh. 10.1, 3/07/05 8-K)

*10.4.2	(1)	2006 Stock Option Plan (Exh. 10.1, 5/31/06 8-K)

*10.5	(1)	Employee Non-Qualified Stock Option Agreement (Exh. 10.1, 9/30/04 10-Q)

*10.6	(1)	Director Non-Qualified Stock Option Agreement (Exh. 10.2, 9/30/04 10-Q)

*10.6.1	(1)	Form of Non-Qualified Stock Option Agreement for Non-Employee Director stock options that are granted under the 2006 Stock Option Plan (Exh. 10.2, 5/31/06 8-K)

*10.7	(1)	Incentive Compensation Plan (Exh. 10.3, 7/10/09 8-K)

*10.8	(1)	Consulting Agreement between the Registrant and Manuel J. Moroun, dated December 6, 2007 (Exh. 10.10, 2007 10-K)

21.1		Subsidiaries of the Registrant

23.1		Consent of Grant Thornton LLP

31.1		Rule 13a-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a) Certification of Principal Financial Officer

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

(1) Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: March 15, 2010	By:	/s/ Daniel H. Cushman
DANIEL H. CUSHMAN
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 15, 2010	By:	/s/ Frederick P. Calderone
FREDERICK P. CALDERONE, Director

Dated: March 15, 2010	By:	/s/ Frank L. Conner
FRANK L. CONNER, Director

Dated: March 15, 2010	By:	/s/ Daniel H. Cushman
DANIEL H. CUSHMAN
President and Chief Executive Officer, Director
(principal executive officer)

Dated: March 15, 2010	By:	/s/ W. Scott Davis
W. SCOTT DAVIS, Director

Dated: March 15, 2010	By:	/s/ Christopher L. Ellis
CHRISTOPHER L. ELLIS, Director

Dated: March 15, 2010	By:	/s/ Larry J. Goddard
LARRY J. GODDARD
Vice President-Finance, Chief Financial Officer,
Secretary and Treasurer
(principal financial and accounting officer)

Dated: March 15, 2010	By:	/s/ Manuel J. Moroun
MANUEL J. MOROUN, Director

Dated: March 15, 2010	By:	/s/ Matthew T. Moroun
MATTHEW T. MOROUN, Director and Chairman of the Board

Dated: March 15, 2010	By:	/s/ Daniel C. Sullivan
DANIEL C. SULLIVAN, Director

Dated: March 15, 2010	By:	/s/ Charles F. Wilkins
CHARLES F. WILKINS, Director

EXHIBIT INDEX

The following exhibits are filed with or incorporated by reference into this Report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Form S-1 Registration Statement under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986 (“1986 S-1”); (ii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (“6/30/94 10-Q”); (iii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (“6/30/95 10-Q”); (iv) the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (“9/30/96 10-Q”); (v) the Form S-8 Registration Statement filed on June 11, 1999 (“6/11/99 S-8”); (vi) the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“3/31/02 10-Q”); (vii) the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (“9/30/04 10-Q”); (viii) Form 8-K filed on March 7, 2005 (“3/07/05 8-K”); (ix) Form 8-K filed on May 31, 2006 (“5/31/06 8-K”); (x) Form 8-K filed on July 28, 2006 (“7/28/06 8-K”); (xi) the Form 8-K filed on December 11, 2007 (“12/11/07 8-K”); (xii) the Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 10-K”); or (xiii) Form 8-K filed on July 10, 2009 (“7/10/09 8-K”).

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

*4.4.1		Second Amendment to Security Agreement dated July 3, 1996 by and between P.A.M. Transport, Inc. and First Tennessee National Bank Association (Exh. 4.1.2, 9/30/96 10-Q)

*4.4.2		First Amendment to Security Agreement dated July 3, 1996 by and between Choctaw Express, Inc. and First Tennessee Bank National Association (Exh. 4.1.3, 9/30/96 10-Q)

*4.4.3		Security Agreement dated July 3, 1996 by and between Allen Freight Services, Inc. and First Tennessee Bank National Association (Exh. 4.1.4, 9/30/96 10-Q)

*4.5		Fourth Amendment to Loan Agreement dated July 26, 1994 among First Tennessee Bank National Association, Registrant and P.A.M. Transport, Inc. together with Promissory Note (Exh. 4.6, 2007 10-K)

*10.1	(1)	Employment Agreement between the Registrant and Daniel H. Cushman, dated June 29, 2009 (Exh. 10.2, 7/10/09 8-K)

*10.2	(1)	Employment Agreement between the Registrant and W. Clif Lawson, dated June 1, 2006 (Exh. 10.2, 7/28/06 8-K)

*10.3	(1)	Employment Agreement between the Registrant and Larry J. Goddard, dated June 1, 2006 (Exh. 10.3, 7/28/06 8-K)

*10.4	(1)	1995 Stock Option Plan, as Amended and Restated (Exh. 4.1, 6/11/99 S-8)

*10.4.1	(1)	Amendment to 1995 Stock Option Plan (Exh. 10.1, 3/07/05 8-K)

*10.4.2	(1)	2006 Stock Option Plan (Exh. 10.1, 5/31/06 8-K)

*10.5	(1)	Employee Non-Qualified Stock Option Agreement (Exh. 10.1, 9/30/04 10-Q)

*10.6	(1)	Director Non-Qualified Stock Option Agreement (Exh. 10.2, 9/30/04 10-Q)

*10.6.1	(1)	Form of Non-Qualified Stock Option Agreement for Non-Employee Director stock options that are granted under the 2006 Stock Option Plan (Exh. 10.2, 5/31/06 8-K)

*10.7	(1)	Incentive Compensation Plan (Exh. 10.3, 7/10/09 8-K)

*10.8	(1)	Consulting Agreement between the Registrant and Manuel J. Moroun, dated December 6, 2007 (Exh. 10.10, 2007 10-K)

21.1		Subsidiaries of the Registrant

23.1		Consent of Grant Thornton LLP

31.1		Rule 13a-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a) Certification of Principal Financial Officer

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

(1) Management contract or compensatory plan or arrangement.