Form 10-Q
period 2010-03-31
PAM TRANSPORTATION SERVICES INC
filed 2010-05-07
CIK 798287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 27, 2010
Common Stock, $.01 Par Value	9,414,607

P.A.M. TRANSPORTATION SERVICES, INC.
Form 10-Q
For The Quarter Ended March 31, 2010

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) (in thousands, except share and per share data)
	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,149	$9,870
Accounts receivable-net:
Trade	53,058	45,911
Other	2,006	1,551
Inventories	850	750
Prepaid expenses and deposits	6,896	5,258
Marketable equity securities	16,015	14,921
Deferred income taxes-current	816	1,401
Income taxes refundable	-	467
Total current assets	82,790	80,129

Property and equipment:
Land	4,924	4,924
Structures and improvements	13,714	13,665
Revenue equipment	304,491	297,788
Office furniture and equipment	7,934	7,929
Total property and equipment	331,063	324,306
Accumulated depreciation	(144,366)	(145,526)
Net property and equipment	186,697	178,780

Other assets:
Other	1,665	1,747
Total other assets	1,665	1,747
TOTAL ASSETS	$271,152	$260,656

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,294	$14,492
Accrued expenses and other liabilities	10,981	10,504
Current maturities of long-term debt	11,994	10,331
Income taxes payable	340	-
Total current liabilities	40,609	35,327

Long-term debt-less current portion	32,925	27,202
Deferred income taxes-less current portion	49,965	51,000
Total liabilities	123,499	113,529

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,373,207 and
11,372,207 shares issued; 9,414,607 and 9,413,607 shares outstanding
at March 31, 2010 and December 31, 2009, respectively	114	114
Additional paid-in capital	77,826	77,704
Accumulated other comprehensive income	3,782	3,063
Treasury stock, at cost; 1,958,600 shares	(29,127)	(29,127)
Retained earnings	95,058	95,373
Total shareholders’ equity	147,653	147,127
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$271,152	$260,656

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
OPERATING REVENUES:
Revenue, before fuel surcharge	$70,359	$60,270
Fuel surcharge	11,488	5,548
Total operating revenues	81,847	65,818

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	26,996	24,073
Fuel expense	24,300	14,922
Rents and purchased transportation	11,037	9,076
Depreciation	6,536	8,810
Operating supplies and expenses	6,964	6,402
Operating taxes and licenses	1,048	1,294
Insurance and claims	3,239	3,042
Communications and utilities	705	698
Other	1,054	1,158
Gain on disposition of equipment	(2)	(43)
Total operating expenses and costs	81,877	69,432

OPERATING LOSS	(30)	(3,614)

NON-OPERATING INCOME (EXPENSE)	7	(867)
INTEREST EXPENSE	(498)	(664)

LOSS BEFORE INCOME TAXES	(521)	(5,145)

FEDERAL AND STATE INCOME TAX EXPENSE (BENEFIT):
Current	755	-
Deferred	(961)	(1,799)
Total federal and state income tax benefit	(206)	(1,799)

NET LOSS	$(315)	$(3,346)

LOSS PER COMMON SHARE:
Basic	$(0.03)	$(0.36)
Diluted	$(0.03)	$(0.36)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,414	9,410
Diluted	9,419	9,410

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Three Months Ended
	March 31,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(315)	$(3,346)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,536	8,810
Bad debt expense	14	231
Stock compensation-net of excess tax benefits	118	29
Non-compete agreement amortization-net of payments	-	-
Provision for deferred income taxes	(961)	(1,799)
Reclassification of unrealized loss on marketable equity securities	59	996
(Gain) loss on sale or reclass of marketable equity securities	16	(22)
Gain on sale or disposal of equipment	(2)	(43)
Changes in operating assets and liabilities:
Accounts receivable	(7,619)	3,730
Prepaid expenses, inventories, and other assets	(1,656)	(2,468)
Income taxes refundable	807	40
Trade accounts payable	2,840	(2,123)
Accrued expenses	477	1,947
Net cash provided by operating activities	314	5,982

INVESTING ACTIVITIES:
Purchases of property and equipment	(18,871)	(7,359)
Proceeds from disposition of equipment	4,382	4,050
Change in restricted cash	3	(160)
Net sales of marketable equity securities	62	65
Net cash used in investing activities	(14,424)	(3,404)

FINANCING ACTIVITIES:
Borrowings under line of credit	99,744	84,267
Repayments under line of credit	(99,744)	(82,108)
Borrowings of long-term debt	10,031	6,737
Repayments of long-term debt	(2,646)	(4,988)
Repayments under margin account	-	(6,871)
Exercise of stock options	4	-
Net cash provided by (used in) financing activities	7,389	(2,963)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,721)	(385)

CASH AND CASH EQUIVALENTS-Beginning of period	9,870	858

CASH AND CASH EQUIVALENTS-End of period	$3,149	$473

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$482	$627
Income taxes	$43	$25

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$-	$121

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Shareholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

Balance at December 31, 2009	9,414	$114	$77,704		$3,063	$(29,127)	$95,373	$147,127

Components of comprehensive income:
Net loss				$(315)			(315)	(315)
Other comprehensive income:
Unrealized gains on marketable
securities, net of tax of $512				719	719			719
Total comprehensive income				$404

Exercise of stock options-shares issued
including tax benefits	1		4					4

Share-based compensation			118					118

Balance at March 31, 2010	9,415	$114	$77,826		$3,782	$(29,127)	$95,058	$147,653

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2010

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

In order to conform to industry practice, during 2010 the Company began to classify federal fuel taxes paid on the purchase of fuel as a component of Fuel expense rather than as a component of Operating taxes and licenses. This reclassification has no effect on net operating income, net income or earnings per share. The Company has made corresponding reclassifications to comparative periods shown.

NOTE B:  RECENT ACCOUNTING PRONOUNCEMENTS
In January 2010, FASB issued ASC Update No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”), which updates ASC 820-10-20, Fair Value Measurements and Disclosures. ASU 2010-06 requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, ASU 2010-06 will require (a) an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements from one measurement date to another and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e., the activity must be presented on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). ASU 2010-06 clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 fair value measurements. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial condition, results of operations, or cash flow.

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

Marketable equity securities are carried at fair value. Unrealized gains and losses on equity securities classified as available-for-sale are included, net of tax, as a component of accumulated other comprehensive income in shareholders’ equity. Realized gains and losses, declines in value judged to be other-than-temporary on available-for-sale securities, and increases or decreases in value on trading securities, if any, are included in the determination of net income. A quarterly evaluation is performed in order to judge whether declines in value below cost should be considered temporary and when losses are deemed to be other-than-temporary. Several factors are considered in this evaluation process including the severity and duration of the decline in value, the financial condition and near-term outlook for the specific issuer and the Company’s ability to hold the securities. There were no securities in a cumulative loss position for twelve months or longer at March 31, 2010. However, based on the severity of declines in certain securities during the first three months of 2010 and the fact that the Company has no evidence that indicates these securities will regain a value equal to or greater than their cost basis, their declines in value have been determined to be other-than-temporary. As a result of this evaluation, the Company recorded an impairment charge of approximately $59,000 in non-operating income (expense) in its statement of operations for the quarter ending March 31, 2010. These declines came primarily from our equity securities in the financial sector. The Company recorded an impairment charge of approximately $996,000 of non-operating income (expense) in its statement of operations for the quarter ending March 31, 2009.

As of March 31, 2010, equity securities classified as available-for-sale and equity securities classified as trading had a cost basis of approximately $9,256,000 and $463,000, respectively, and fair market values of approximately $15,505,000 and $510,000, respectively. For the three months ended March 31, 2010, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $719,000, net of deferred income taxes. Also during this period, the Company recognized losses on trading securities of approximately $9,400, net of deferred income taxes. As of March 31, 2010, the Company’s marketable securities that are classified as available-for-sale had gross unrealized gains of approximately $6,267,000 and gross unrealized losses of approximately $18,000. The Company’s marketable securities that are classified as trading had gross recognized gains of approximately $53,000 and gross recognized losses of approximately $6,000. As of March 31, 2010, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $3,782,000.

The following table shows the Company’s investments’ approximate gross unrealized losses and fair value at March 31, 2010 and December 31, 2009. These investments consist of equity securities. As of March 31, 2010 and December 31, 2009 there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	March 31, 2010		December 31, 2009
	(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities – Available for sale	$456	$18	$756	$140
Equity securities – Trading	169	6	62	1
Totals	$625	$24	$818	$141

The market value of the Company’s equity securities are used as collateral against any outstanding margin account borrowings. As of March 31, 2010, there were no outstanding borrowings under the Company’s margin account.

NOTE D:  STOCK BASED COMPENSATION
The Company maintains a stock option plan under which incentive stock options and nonqualified stock options may be granted. On March 2, 2006, the Company’s Board of Director’s adopted, and shareholders later approved, the 2006 Stock Option Plan (the “2006 Plan”). Under the 2006 Plan 750,000 shares are reserved for the issuance of stock options to directors, officers, key employees and others. The option exercise price under the 2006 Plan is the fair market value of the stock on the date the option is granted. The fair market value is determined by the average of the highest and lowest sales prices for a share of the Company’s common stock, on its primary exchange, on the same date that the option is granted. During the first three months of 2010, options for 16,000 shares were issued under the 2006 Plan at an option exercise price of $14.32 per share, and at March 31, 2010, 670,000 shares were available for granting future options.

Outstanding incentive stock options at March 31, 2010, must be exercised within six years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at March 31, 2010, must be exercised within five to ten years from the date of grant.

The total grant date fair value of options vested during the first three months of 2010 was approximately $118,000. As of March 31, 2010, the Company did not have any stock-based compensation plans with unrecognized stock-based compensation expense. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first three months of 2010 was approximately $118,000 which resulted from the annual grant of an option for 2,000 shares to each non-employee director during the first quarter of 2010. The recognition of stock-based compensation expense did not have a recognizable impact on diluted and basic earnings per common share during the three months ending March 31, 2010. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $29,000 during the first three months of 2009 as a result of the annual grant of an option for 2,000 shares to each non-employee director during the first quarter of 2009. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 during the three months ending March 31, 2009. The weighted average grant date fair value of options granted during the first three months of 2010 and 2009 was $7.38 per share and $1.84 per share, respectively.

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton (“BSM”) option-pricing model using the following assumptions:

	Three Months Ended
	March 31,
	2010	2009
Dividend yield	0%	0%
Volatility range	64.31%	58.07%
Risk-free rate range	1.80%	1.57%
Expected life	4.3 years	4.4 years
Fair value of options	$7.38	$1.84

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

Information related to option activity for the three months ended March 31, 2010 is as follows:

	Shares Under Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding-beginning of year	186,500	$21.02
Granted	16,000	14.32
Exercised	(1,000)	3.84
Cancelled/forfeited/expired	(10,000)	18.27
Outstanding at March 31, 2010	191,500	$20.69	2.7	$109,560

Exercisable at March 31, 2010	191,500	$20.69	2.7	$109,560
___________________________
* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on March 31, 2010, was $13.80.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of March 31, 2010 and the number and weighted average exercise price of options exercisable as of March 31, 2010 are as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$3.84	11,000	4.0	11,000
$14.32	16,000	5.0	16,000
$14.98	16,000	3.0	16,000
$19.88	12,500	2.5	12,500
$22.92	14,000	2.0	14,000
$23.22	108,000	2.4	108,000
$26.73	14,000	1.2	14,000
	191,500	2.7	191,500

Cash received from option exercises totaled approximately $4,000 during the three months ended March 31, 2010. There were no option exercises during the three months ended March 31, 2009. The Company issues new shares upon option exercise.

NOTE E:  SEGMENT INFORMATION
The Company follows the guidance provided by ASC Topic 280, Segment Reporting, in its identification of operating segments. The Company has determined that it has a total of two operating segments whose primary operations can be characterized as either Truckload Services or Brokerage and Logistics Services, however in accordance with the aggregation criteria provided by FASB ASC Topic 280 the Company has determined that the operations of the two operating segments can be aggregated into a single reporting segment, motor carrier operations. Truckload Services revenues and Brokerage and Logistics Services revenues, each before fuel surcharges, were as follows:
	Three Months Ended March 31,
	2010		2009
	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$59,981	85.2	$51,650	85.7
Brokerage and Logistics Services revenue	10,378	14.8	8,620	14.3
Total revenues	$70,359	100.0	$60,270	100.0

NOTE F:  TREASURY STOCK
The Company accounts for Treasury stock using the cost method and as of March 31, 2010, 1,958,600 shares were held in the treasury at an aggregate cost of approximately $29,127,000.

NOTE G:  COMPREHENSIVE INCOME
Comprehensive income was comprised of net income plus or minus market value adjustments related to our marketable securities. The components of comprehensive income were as follows:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)

Net loss	$(315)	$(3,346)

Other comprehensive income (loss):
Reclassification adjustment for unrealized losses on marketable
securities included in net income, net of income taxes	36	647
Change in fair value of marketable securities, net of income taxes	683	(1,274)
Total comprehensive income (loss)	$404	$(3,973)

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

A reconciliation of the basic and diluted income per share computations for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands, except per share data)

Net loss	$(315)	$(3,346)

Basic weighted average common shares outstanding	9,414	9,410
Dilutive effect of common stock equivalents	5	-
Diluted weighted average common shares outstanding	9,419	9,410

Basic loss per share	$(0.03)	$(0.36)
Diluted loss per share	$(0.03)	$(0.36)

Options to purchase 180,500 and 246,500 shares of common stock were outstanding at March 31, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because to do so would have an anti-dilutive effect.

NOTE I:  INCOME TAXES
The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2006 through 2009 remain open to examination in those jurisdictions.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of March 31, 2010, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the three months ended March 31, 2010, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

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

Assets and liabilities measured at fair value on a recurring basis and subject to the disclosure requirements of ASC 820 as of March 31, 2010 and December 31, 2009 are summarized below:

	March 31, 2010	December 31, 2009
	(in thousands)
Level 1:
Marketable securities	$16,015	$14,921

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at March 31, 2010 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$44,919	$44,996

The Company follows guidance provided by ASC 825, Financial Instruments, and did not elect the fair value option for our financial instruments.

NOTE K:  NOTES PAYABLE AND LONG-TERM DEBT
During the first three months of 2010, the Company’s subsidiaries entered into installment obligations totaling approximately $10.0 million for the purpose of purchasing revenue equipment. These obligations are each payable in 36 monthly installments at an interest rate of 4.85%.

NOTE L:  SUBSEQUENT EVENTS
Subsequent events have been evaluated for recognition and disclosure through the date these financial statements were filed with the Securities and Exchange Commission.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION
Certain information included in this Quarterly Report on Form 10-Q constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to expected future financial and operating results or events, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, excess capacity in the trucking industry; surplus inventories; recessionary economic cycles and downturns in customers’ business cycles; increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, license and registration fees; the resale value of the Company’s used equipment and the price of new equipment; increases in compensation for and difficulty in attracting and retaining qualified drivers and owner-operators; increases in insurance premiums and deductible amounts relating to accident, cargo, workers' compensation, health, and other claims; unanticipated increases in the number or amount of claims for which the Company is self insured; inability of the Company to continue to secure acceptable financing arrangements; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors including reductions in rates resulting from competitive bidding; the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations; a significant reduction in or termination of the Company's trucking service by a key customer; and other factors, including risk factors, included from time to time in filings made by the Company with the Securities and Exchange Commission (“SEC”). The Company undertakes no obligation to update or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the fiscal year ended December 31, 2009.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 85.2% and 85.7% of total revenues, excluding fuel surcharges for the three months ended March 31, 2010 and 2009, respectively. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended March 31, 2010 and 2009, approximately $11.5 million and $5.5 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES
The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Three Months Ended
	March 31,
	2010	2009
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	44.1	45.6
Fuel expense, net of fuel surcharge	21.4	18.3
Rent and purchased transportation	2.7	2.6
Depreciation	10.9	17.1
Operating supplies and expenses	11.6	12.4
Operating taxes and licenses	1.7	2.4
Insurance and claims	5.4	5.9
Communications and utilities	1.1	1.3
Other	1.6	2.1
Gain on sale or disposal of property	(0.0)	(0.1)
Total operating expenses	100.5	107.6
Operating loss	(0.5)	(7.6)
Non-operating expense	(0.0)	(1.7)
Interest expense	(0.7)	(1.3)
Loss before income taxes	(1.2)	(10.6)

THREE MONTHS ENDED MARCH 31, 2010 VS. THREE MONTHS ENDED MARCH 31, 2009

For the quarter ended March 31, 2010, truckload services revenue, before fuel surcharges, increased 16.1% to $60.0 million as compared to $51.6 million for the quarter ended March 31, 2009. The increase was primarily due to an increase in the number of miles traveled from 40.6 million miles during the first quarter of 2009 to 48.7 million miles during the first quarter of 2010. The comparative increase in miles traveled resulted primarily from an increase in equipment utilization. During the first quarter of 2010, improved truckload freight demand had a positive impact on our equipment utilization and contributed to an increase in the average number of miles traveled per truck each work day from 362 miles during the first quarter of 2009 to 441 miles during the first quarter of 2010. Partially offsetting the increase in revenues was a decrease in the average rate charged per total mile of $0.04 during the first quarter of 2010 as compared to the average rate charged during the first quarter of 2009.

Salaries, wages and benefits decreased from 45.6% of revenues, before fuel surcharges, in the first quarter of 2009 to 44.1% of revenues, before fuel surcharges, during the first quarter of 2010. The decrease, as a percentage of revenue, relates to the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, maintenance wages, operations wages, and payroll taxes with an increase in revenues for the periods compared. On a dollar basis, salaries, wages and benefits increased from $23.6 million during the first quarter of 2009 to $26.4 million during the first quarter of 2010 as the number of company driver compensated miles increased from 40.6 million miles during the first quarter of 2009 to 48.7 million miles during the first quarter of 2010.

Fuel expense, net of fuel surcharge, increased from 18.3% of revenues, before fuel surcharges, during the first quarter of 2009 to 21.4% of revenues, before fuel surcharges, during the first quarter of 2010, which, on a dollar basis, represented an increase from $9.4 million during the first quarter of 2009 to $12.8 million during the first quarter of 2010. The increase was primarily related to an increase in the number of gallons of diesel fuel purchased during the first quarter of 2010 as compared to the first quarter of 2009 as the number miles traveled increased to 48.7 million during the first quarter of 2010 from 40.6 million during the first quarter of 2009. Also contributing to the increase was an increase in the average surcharge-adjusted fuel price paid per gallon of diesel fuel from $1.21 during the first quarter of 2009 to an average cost of $1.39 during the first quarter of 2010. Fuel surcharge collections vary from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices. During the first quarter of 2010, the Company began to classify federal fuel taxes paid on the purchase of fuel as a component of Fuel expense rather than as a component of Operating taxes and licenses. The Company has made corresponding reclassifications to comparative periods.

Depreciation decreased from 17.1% of revenues, before fuel surcharges, during the first quarter of 2009 to 10.9% of revenues, before fuel surcharges, during the first quarter of 2010. The decrease, as a percentage of revenue, relates in part to the interaction of higher revenues during the first quarter of 2010 as compared to the first quarter of 2009 and the fixed-cost nature of depreciation expense. On a dollar basis, depreciation decreased from $8.8 million during the first quarter of 2009 to $6.5 million during the first quarter of 2010. The dollar-based decrease relates primarily to action taken by the Company during the fourth quarter of 2009 during which management renegotiated trade-in terms with a certain manufacturer which had the effect of extending the expected useful life of certain equipment from either three or four years to five years. Also contributing to the decrease was the reduction in depreciation expense associated with the sale or trade of 138 trucks during the first quarter of 2010. During the first quarter of 2010 the Company purchased 185 new trucks which were not yet placed in service as of March 31, 2010. These trucks are expected to be placed in service during the remainder of the year and are expected to increase depreciation expense beginning in the second quarter of 2010.

Operating supplies and expenses decreased from 12.4% of revenues, before fuel surcharges, during the first quarter of 2009 to 11.6% of revenues, before fuel surcharges, during the first quarter of 2010. The decrease, as a percentage of revenue, relates to the interaction of expenses with fixed-cost characteristics, such as routine equipment maintenance costs, drop lot rentals, and new tire amortization with a decrease in revenues for the periods compared. On a dollar basis, operating supplies and expenses increased from $6.4 million during the first quarter of 2009 to $7.0 million during the first quarter of 2010 primarily due to an increase in amounts paid for driver recruiting and truck repairs.

Insurance and claims decreased from 5.9% of revenues, before fuel surcharges, during the first quarter of 2009 to 5.4% of revenues, before fuel surcharges, during the first quarter of 2010. On a dollar basis, insurance and claims expense increased from $3.0 million during the first quarter of 2009 to $3.2 million during the first quarter of 2010. The dollar-based increase relates primarily to an increase in auto liability insurance premiums for the periods compared. During the first quarter of 2010, the number of miles traveled, which serves as the basis for calculating auto liability insurance premiums, increased to 48.7 million from 40.6 million miles during the first quarter of 2009.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 107.6% for the first quarter 2009 to 100.5% for the first quarter of 2010.

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

	Three Months Ended
	March 31,
	2010	2009
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	5.3	5.8
Fuel expense	0.0	0.0
Rent and purchased transportation, net of fuel surcharge	91.1	89.1
Depreciation	0.0	0.0
Operating supplies and expenses	0.0	0.0
Operating taxes and licenses	0.0	0.0
Insurance and claims	0.1	0.1
Communications and utilities	0.3	0.3
Other	0.7	1.0
Gain on sale or disposal of property	0.0	0.0
Total operating expenses	97.5	96.3
Operating income	2.5	3.7
Non-operating income	0.0	0.0
Interest expense	(0.6)	(0.1)
Income before income taxes	1.9	3.6

THREE MONTHS ENDED MARCH 31, 2010 VS. THREE MONTHS ENDED MARCH 31, 2009

For the quarter ended March 31, 2010, logistics and brokerage services revenue, before fuel surcharges, increased 20.4% to $10.4 million as compared to $8.6 million for the quarter ended March 31, 2009. The increase was primarily the result of an increase in the number of loads brokered during the first quarter of 2010 as compared to the first quarter of 2009.

Rent and purchased transportation increased from 89.1% of revenues, before fuel surcharges, during the first quarter of 2009 to 91.1% of revenues, before fuel surcharges during the first quarter of 2010. The increase relates to an increase in amounts charged by third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 96.3% for the first quarter 2009 to 97.5% for the first quarter of 2010.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED MARCH 31, 2010 VS. THREE MONTHS ENDED MARCH 31, 2009

Net loss for all divisions was approximately $0.3 million, or 0.5% of revenues, before fuel surcharge for the first quarter of 2010 as compared to net loss of $3.3 million or 5.6% of revenues, before fuel surcharge for the first quarter of 2009. The decrease in loss resulted in a decrease in diluted loss per share from $0.36 for the first quarter of 2009 to a diluted loss per share of $0.03 for the first quarter of 2010.

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

During the first three months of 2010, we generated $0.3 million in cash from operating activities. Investing activities used $14.4 million in cash in the first three months of 2010. Financing activities generated $7.4 million in cash in the first three months of 2010.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations, to finance capital expenditures and repay long-term debt.

Occasionally, we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 12 to 48 months. During the first three months of 2010, the Company’s subsidiaries entered into installment obligations totaling approximately $10.0 million for the purpose of purchasing revenue equipment. These obligations are payable in 36 monthly installments at an interest rate of 4.85%.

During the remainder of 2010, we do not currently expect to purchase any new trucks or new trailers but will continue to sell or trade older equipment, which we expect will result in additional cash flow proceeds of approximately $5.5 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

During the first three months of 2010 we maintained a $30.0 million revolving line of credit. Amounts outstanding under the line of credit bear interest at LIBOR (determined as of the first day of each month) plus 1.95% (2.179% at March 31, 2010), are secured by our accounts receivable and mature on May 31, 2010; however, the Company has the intent and ability to extend the terms of this line of credit for an additional one year period until May 31, 2011. At March 31, 2010 outstanding advances on the line of credit were approximately $2.1 million, consisting entirely of letters of credit, with availability to borrow $27.9 million.

Trade accounts receivable increased from $45.9 million at December 31, 2009 to $53.1 million at March 31, 2010. The increase relates to a general increase in revenue, which flows through the accounts receivable account, during the first quarter of 2010 as compared to the revenues generated during the last quarter of 2009.

Prepaid expenses and deposits increased from $5.3 million at December 31, 2009 to $6.9 million at March 31, 2010. The primary reason for the increase relates to prepayment of truck and trailer license fees. During the first quarter of 2010, approximately $2.6 million of the 2010 license fees were paid in advance. These prepaid license fees are amortized to expense throughout the year.

Marketable equity securities increased from $14.9 million at December 31, 2009 to $16.0 million at March 31, 2010. The increase was primarily attributable to changes in the market value of the investments, net of other-than-temporary write-downs.

Revenue equipment, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units, increased from $297.8 million at December 31, 2009 to $304.5 million at March 31, 2010. The increase relates primarily to the net effect of purchasing 185 new trucks while only trading or selling 138 trucks during the first quarter of 2010.

Accounts payable increased from $14.5 million at December 31, 2009 to $17.3 million at March 31, 2010. The increase was primarily related to an increase in amounts accrued for the purchase of fuel.

Current maturities of long-term debt increased from $10.3 million at December 31, 2009 to $12.0 million at March 31, 2010. The increase relates primarily to the current portion of installment note borrowings of approximately $10.0 million during the first three months of 2010.

Long-term debt increased from $27.2 million at December 31, 2009 to $32.9 million at March 31, 2010. The increase is primarily related to the non-current portion of installment note borrowings of approximately $10.0 million during the first three months of 2010.

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

Equity Price Risk
We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities increased to $16.0 million at March 31, 2010 from $14.9 million at December 31, 2009. The increase during the first three months of 2010 reflects return of capital proceeds of approximately $62,000, and an increase in the fair market value of approximately $1.2 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.6 million. For additional information with respect to the marketable equity securities, see Note C to our condensed consolidated financial statements.

Interest Rate Risk
Our line of credit bears interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are effected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $2.0 million of variable rate debt was outstanding, a hypothetical 100 basis point increase in LIBOR for a one year period would result in approximately $20,000 of additional interest expense.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: May 7, 2010	By: /s/ Daniel H. Cushman
Daniel H. Cushman
President and Chief Executive Officer
(principal executive officer)

Dated: May 7, 2010	By: /s/ Larry J. Goddard
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