Form 10-Q
period 2010-06-30
PAM TRANSPORTATION SERVICES INC
filed 2010-08-06
CIK 798287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 27, 2010
Common Stock, $.01 Par Value	9,414,607

P.A.M. TRANSPORTATION SERVICES, INC.
Form 10-Q
For The Quarter Ended June 30, 2010

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) (in thousands, except share and per share data)
	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$13,746	$9,870
Accounts receivable-net:
Trade	53,494	45,911
Other	1,950	1,551
Inventories	789	750
Prepaid expenses and deposits	5,432	5,258
Marketable equity securities	15,223	14,921
Deferred income taxes-current	1,597	1,401
Income taxes refundable	-	467
Total current assets	92,231	80,129

Property and equipment:
Land	4,924	4,924
Structures and improvements	13,723	13,665
Revenue equipment	295,673	297,788
Office furniture and equipment	7,957	7,929
Total property and equipment	322,277	324,306
Accumulated depreciation	(144,013)	(145,526)
Net property and equipment	178,264	178,780

Other assets:
Other	1,665	1,747
Total other assets	1,665	1,747
TOTAL ASSETS	$272,160	$260,656

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,243	$14,492
Accrued expenses and other liabilities	10,650	10,504
Current maturities of long-term debt	13,415	10,331
Income taxes payable	85	-
Total current liabilities	41,393	35,327

Long-term debt-less current portion	33,804	27,202
Deferred income taxes-less current portion	49,345	51,000
Total liabilities	124,542	113,529

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,373,207 and
11,372,207 shares issued; 9,414,607 and 9,413,607 shares outstanding
at June 30, 2010 and December 31, 2009, respectively	114	114
Additional paid-in capital	77,826	77,704
Accumulated other comprehensive income	2,486	3,063
Treasury stock, at cost; 1,958,600 shares	(29,127)	(29,127)
Retained earnings	96,319	95,373
Total shareholders’ equity	147,618	147,127
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$272,160	$260,656

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
OPERATING REVENUES:
Revenue, before fuel surcharge	$71,940	$62,367	$142,299	$122,637
Fuel surcharge	13,298	6,109	24,786	11,658
Total operating revenues	85,238	68,476	167,085	134,295

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	26,974	24,012	53,970	48,085
Fuel expense	24,692	16,560	48,992	31,483
Rent and purchased transportation	11,286	9,544	22,322	18,620
Depreciation	6,505	8,570	13,042	17,380
Operating supplies and expenses	7,127	6,823	14,090	13,226
Operating taxes and licenses	1,273	1,402	2,321	2,696
Insurance and claims	3,195	3,131	6,433	6,173
Communications and utilities	664	638	1,370	1,336
Other	1,230	1,292	2,284	2,450
(Gain) loss on disposition of equipment	(28)	68	(29)	24
Total operating expenses and costs	82,918	72,040	164,795	141,473

OPERATING INCOME (LOSS)	2,320	(3,564)	2,290	(7,178)

NON-OPERATING INCOME (EXPENSE)	379	200	388	(667)
INTEREST EXPENSE	(606)	(629)	(1,107)	(1,293)

INCOME (LOSS) BEFORE INCOME TAXES	2,093	(3,993)	1,571	(9,138)

FEDERAL AND STATE INCOME TAX EXPENSE (BENEFIT):
Current	1,409	-	2,165	-
Deferred	(578)	(1,637)	(1,540)	(3,436)
Total federal and state income tax expense (benefit)	831	(1,637)	625	(3,436)

NET INCOME (LOSS)	$1,262	$(2,356)	$946	$(5,702)

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.13	$(0.25)	$0.10	$(0.61)
Diluted	$0.13	$(0.25)	$0.10	$(0.61)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,415	9,410	9,414	9,410
Diluted	9,421	9,412	9,419	9,412

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Six Months Ended
	June 30,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$946	$(5,702)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	13,042	17,380
Bad debt expense	1	486
Stock compensation-net of excess tax benefits	118	29
Provision for deferred income taxes	(1,540)	(3,436)
Reclassification of unrealized loss on marketable equity securities	60	1,105
Gain on sale or reclass of marketable equity securities	(316)	(206)
(Gain) loss on sale or disposal of equipment	(29)	24
Changes in operating assets and liabilities:
Accounts receivable	(7,751)	4,573
Prepaid expenses, inventories, and other assets	(131)	(2,026)
Income taxes refundable	552	18
Trade accounts payable	2,576	(2,246)
Accrued expenses	147	1,203
Net cash provided by operating activities	7,675	11,202

INVESTING ACTIVITIES:
Purchases of property and equipment	(19,357)	(8,761)
Proceeds from disposition of equipment	7,035	8,092
Change in restricted cash	(232)	(464)
Purchases of marketable equity securities	(1,557)	-
Sales of marketable equity securities	622	84
Net cash used in investing activities	(13,489)	(1,049)

FINANCING ACTIVITIES:
Borrowings under line of credit	186,606	164,524
Repayments under line of credit	(186,606)	(168,268)
Borrowings of long-term debt	15,047	6,737
Repayments of long-term debt	(5,361)	(10,547)
Borrowings under margin account	-	12,872
Repayments under margin account	-	(14,784)
Exercise of stock options	4	-
Net cash provided by (used in) financing activities	9,690	(9,466)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,876	687

CASH AND CASH EQUIVALENTS-Beginning of period	9,870	858

CASH AND CASH EQUIVALENTS-End of period	$13,746	$1,545

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$1,058	$1,320
Income taxes	$1,725	$86

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$213	$65

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Shareholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total

Balance at December 31, 2009	9,414	$114	$77,704		$3,063	$(29,127)	$95,373	$147,127

Components of comprehensive income:
Net income				$946			946	946
Other comprehensive income:
Other comprehensive income (loss), net of tax				(577)	(577)			(577)
Total comprehensive income				$369

Exercise of stock options-shares issued
including tax benefits	1		4					4

Share-based compensation			118					118

Balance at June 30, 2010	9,415	$114	$77,826		$2,486	$(29,127)	$96,319	$147,618

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2010

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

Marketable equity securities are carried at fair value. Unrealized gains and losses on equity securities classified as available-for-sale are included, net of tax, as a component of accumulated other comprehensive income in shareholders’ equity. Realized gains and losses, declines in value judged to be other-than-temporary on available-for-sale securities, and increases or decreases in value on trading securities, if any, are included in the determination of net income. A quarterly evaluation is performed in order to judge whether declines in value below cost should be considered temporary and when losses are deemed to be other-than-temporary. Several factors are considered in this evaluation process including the severity and duration of the decline in value, the financial condition and near-term outlook for the specific issuer and the Company’s ability to hold the securities. There were no securities in a cumulative loss position for twelve months or longer at June 30, 2010. However, based on the severity of declines in certain securities during the first six months of 2010 and the fact that the Company has no evidence that indicates these securities will regain a value equal to or greater than their cost basis, their declines in value have been determined to be other-than-temporary. As a result of this evaluation, the Company recorded an impairment charge of approximately $1,000 in non-operating income (expense) in its statement of operations for the quarter ending June 30, 2010. These declines came primarily from our equity securities in the financial sector. The Company recorded an impairment charge of approximately $109,000 of non-operating income (expense) in its statement of operations for the quarter ending June 30, 2009.

As of June 30, 2010, equity securities classified as available-for-sale and equity securities classified as trading had a cost basis of approximately $10,566,000 and $463,000, respectively, and fair market values of approximately $14,695,000 and $528,000, respectively. For the six months ended June 30, 2010, the Company had net unrealized losses in market value on securities classified as available-for-sale of approximately $425,000, net of deferred income taxes. Also during this period, the Company recognized gains on trading securities of approximately $1,000, net of deferred income taxes. During the quarter ending June 30, 2010, the Company had net unrealized losses in market value on securities classified as available-for-sale of approximately $1,108,000, net of deferred income taxes and recognized gains on trading securities of approximately $10,000, net of deferred income taxes. As of June 30, 2010, the Company’s marketable securities that are classified as available-for-sale had gross unrealized gains of approximately $4,943,000 and gross unrealized losses of approximately $814,000. As of June 30, 2010, the Company’s marketable securities that are classified as trading had gross recognized gains of approximately $64,000 and gross recognized losses of approximately $200. As of June 30, 2010, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $2,486,000.

The following table shows the Company’s investments’ approximate gross unrealized losses and fair value at June 30, 2010 and December 31, 2009. These investments consist of equity securities. As of June 30, 2010 and December 31, 2009 there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	June 30, 2010		December 31, 2009
	(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities – Available for sale	$2,837	$814	$756	$140
Equity securities – Trading	63	-	62	1
Totals	$2,900	$814	$818	$141

The market value of the Company’s equity securities are used as collateral against any outstanding margin account borrowings. As of June 30, 2010, there were no outstanding borrowings under the Company’s margin account.

NOTE D:  STOCK BASED COMPENSATION
The Company maintains a stock option plan under which incentive stock options and nonqualified stock options may be granted. On March 2, 2006, the Company’s Board of Director’s adopted, and shareholders later approved, the 2006 Stock Option Plan (the “2006 Plan”). Under the 2006 Plan 750,000 shares are reserved for the issuance of stock options to directors, officers, key employees and others. The option exercise price under the 2006 Plan is the fair market value of the stock on the date the option is granted. The fair market value is determined by the average of the highest and lowest sales prices for a share of the Company’s common stock, on its primary exchange, on the same date that the option is granted. During the first six months of 2010, options for 16,000 shares were issued under the 2006 Plan at an option exercise price of $14.32 per share, and at June 30, 2010, 670,000 shares were available for granting future options.

Outstanding incentive stock options at June 30, 2010, must be exercised within six years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at June 30, 2010, must be exercised within five to ten years from the date of grant.

The total grant date fair value of options vested during the first six months of 2010 was approximately $118,000. As of June 30, 2010, the Company did not have any stock-based compensation plans with unrecognized stock-based compensation expense. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first six months of 2010 was approximately $118,000 which resulted from the annual grant of an option for 2,000 shares to each non-employee director during the first quarter of 2010. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 during the six months ending June 30, 2010 but did not have a recognizable impact on diluted or basic earnings per share reported for the second quarter ending June 30, 2010. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $29,000 during the first six months of 2009 as a result of the annual grant of an option for 2,000 shares to each non-employee director during the first quarter of 2009. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 during the six months ending June 30, 2009 but did not have a recognizable impact on diluted or basic earnings per share reported for the second quarter ending June 30, 2009. The weighted average grant date fair value of options granted during the first six months of 2010 and 2009 was $7.38 per share and $1.84 per share, respectively.

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton (“BSM”) option-pricing model using the following assumptions:

	Six Months Ended
	June 30,
	2010	2009
Dividend yield	0%	0%
Volatility	64.31%	58.07%
Risk-free rate range	1.80%	1.57%
Expected life	4.3 years	4.4 years
Fair value of options	$7.38	$1.84

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

Information related to option activity for the six months ended June 30, 2010 is as follows:

	Shares Under Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding-beginning of year	186,500	$21.02
Granted	16,000	14.32
Exercised	(1,000)	3.84
Cancelled/forfeited/expired	(10,000)	18.27
Outstanding at June 30, 2010	191,500	$20.69	2.4	$135,250

Exercisable at June 30, 2010	191,500	$20.69	2.4	$135,250
___________________________
* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on June 30, 2010, was $15.03.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of June 30, 2010 and the number and weighted average exercise price of options exercisable as of June 30, 2010 are as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$3.84	11,000	3.7	11,000
$14.32	16,000	4.7	16,000
$14.98	16,000	2.7	16,000
$19.88	12,500	2.3	12,500
$22.92	14,000	1.7	14,000
$23.22	108,000	2.2	108,000
$26.73	14,000	0.9	14,000
	191,500	2.4	191,500

Cash received from option exercises totaled approximately $4,000 during the six months ended June 30, 2010. There were no option exercises during the six months ended June 30, 2009. The Company issues new shares upon option exercise.

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
	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$60,812	84.5	$53,255	85.4	$120,793	84.9	$104,904	85.5
Brokerage and Logistics Services revenue	11,128	15.5	9,112	14.6	21,506	15.1	17,733	14.5
Total revenues	$71,940	100.0	$62,367	100.0	$142,299	100.0	$122,637	100.0

NOTE F:  TREASURY STOCK
The Company accounts for Treasury stock using the cost method and as of June 30, 2010, 1,958,600 shares were held in the treasury at an aggregate cost of approximately $29,127,000.

NOTE G:  COMPREHENSIVE INCOME
Comprehensive income was comprised of net income plus or minus market value adjustments related to our marketable securities. The components of comprehensive income were as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)

Net income (loss)	$1,262	$(2,356)	$946	$(5,702)

Other comprehensive (loss) income:
Reclassification adjustment for realized gains on marketable
securities included in net income, net of income taxes	(189)	-	(189)	-
Reclassification adjustment for unrealized losses on marketable
securities included in net income, net of income taxes	1	68	37	715
Change in fair value of marketable securities, net of income taxes	(1,108)	1,225	(425)	(49)
Total comprehensive (loss) income	$(34)	$(1,063)	$369	$(5,036)

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

A reconciliation of the basic and diluted income per share computations for the three and six months ended June 30, 2010 and 2009, respectively, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)

Net income (loss)	$1,262	$(2,356)	$946	$(5,702)

Basic weighted average common shares outstanding	9,415	9,410	9,414	9,410
Dilutive effect of common stock equivalents	6	2	5	2
Diluted weighted average common shares outstanding	9,421	9,412	9,419	9,412

Basic earnings (loss) per share	$0.13	$(0.25)	$0.10	$(0.61)
Diluted earnings (loss) per share	$0.13	$(0.25)	$0.10	$(0.61)

Options to purchase 180,500 and 246,500 shares of common stock were outstanding at June 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because to do so would have an anti-dilutive effect.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of June 30, 2010, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the three and six months ended June 30, 2010, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

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

Assets and liabilities measured at fair value on a recurring basis and subject to the disclosure requirements of ASC 820 as of June 30, 2010 and December 31, 2009 are summarized below:

	June 30, 2010	December 31, 2009
	(in thousands)
Level 1:
Marketable securities	$15,223	$14,921

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

For long-term debt other than the line of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at June 30, 2010 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$47,219	$47,260

The Company follows guidance provided by ASC 825, Financial Instruments, and did not elect the fair value option for our financial instruments.

NOTE K:  NOTES PAYABLE AND LONG-TERM DEBT
During the first six months of 2010, the Company’s subsidiaries entered into installment obligations totaling approximately $15.0 million for the purpose of purchasing revenue equipment. These obligations are each payable in 36 monthly installments at an interest rate of 4.85%.

NOTE L:  SUBSEQUENT EVENTS
During the third quarter of 2010 the 5% employee pay rate reduction implemented during June 2009 was eliminated. Subsequent events have been evaluated for recognition and disclosure through the date these financial statements were filed with the Securities and Exchange Commission.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. For the three and six month periods ended June 30, 2010, truckload services revenues, excluding fuel surcharges, represented 84.5% and 84.9%, respectively, of total revenues, excluding fuel surcharges, with remaining revenues, excluding fuel surcharges, being generated from brokerage and logistics services. For the three and six month periods ended June 30, 2009, truckload services revenues, excluding fuel surcharges, represented 85.4% and 85.5%, respectively, of total revenues, excluding fuel surcharges, with remaining revenues, excluding fuel surcharges, being generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three and six months ending June 30, 2010, approximately $13.3 million and $24.8 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the three and six months ending June 30, 2009 approximately $6.1 million and $11.7 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES
The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	43.4	44.1	43.7	44.9
Fuel expense, net of fuel surcharge	18.7	19.7	20.0	19.0
Rent and purchased transportation	1.7	2.4	2.2	2.5
Depreciation	10.7	16.1	10.8	16.6
Operating supplies and expenses	11.7	12.8	11.6	12.6
Operating taxes and license	2.1	2.6	1.9	2.5
Insurance and claims	5.2	5.9	5.3	5.9
Communications and utilities	1.0	1.1	1.1	1.2
Other	1.9	2.3	1.8	2.2
(Gain) loss on sale or disposal of property	0.0	0.1	0.0	0.0
Total operating expenses	96.4	107.1	98.4	107.4
Operating income (loss)	3.6	(7.1)	1.6	(7.4)
Non-operating income (expense)	0.5	0.4	0.3	(0.6)
Interest expense	(0.8)	(1.2)	(0.8)	(1.2)
Income (loss) before income taxes	3.3	(7.9)	1.1	(9.2)

THREE MONTHS ENDED JUNE 30, 2010 VS. THREE MONTHS ENDED JUNE 30, 2009

For the quarter ended June 30, 2010, truckload services revenue, before fuel surcharges, increased 14.2% to $60.8 million as compared to $53.3 million for the quarter ended June 30, 2009. The increase was primarily due to an increase in the number of miles traveled from 42.9 million miles during the second quarter of 2009 to 49.5 million miles during the second quarter of 2010. The comparative increase in miles traveled resulted primarily from an increase in equipment utilization. During the second quarter of 2010, improved truckload freight demand had a positive impact on our equipment utilization and contributed to an increase in the average number of miles traveled per truck each work day from 392 miles during the second quarter of 2009 to 449 miles during the second quarter of 2010. Improved equipment utilization also resulted in a 30.8% decrease in our empty miles traveled ratio for the periods compared which equated to approximately $1.6 million in additional revenue for the periods compared. Partially offsetting the increase in revenue attributable to the factors discussed above was the negative effect on revenues of a decrease in the number of work days during the second quarter of 2010 as compared to the second quarter of 2009. Work days, which typically represent weekdays (excluding major holidays), decreased from 64 days during the second quarter of 2009 to 63 days during the second quarter 2010, and based on current average truckload services revenue per work day, had the effect of decreasing revenue by approximately $1.0 million for the periods compared.

Salaries, wages and benefits decreased from 44.1% of revenues, before fuel surcharges, in the second quarter of 2009 to 43.4% of revenues, before fuel surcharges, during the second quarter of 2010. The decrease, as a percentage of revenue, relates to both the continued effect of the 5% employee pay rate reduction implemented during June 2009 and the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, with an increase in revenues for the periods compared. On a dollar basis, salaries, wages and benefits increased from $23.5 million during the second quarter of 2009 to $26.4 million during the second quarter of 2010 as the number of company driver compensated miles increased from 42.9 million miles during the second quarter of 2009 to 49.5 million miles during the second quarter of 2010. The second quarter 2009 salaries, wages and benefits percentage and dollar-based expense were each lower as a result of officer life insurance proceeds of approximately $0.8 million received during the second quarter of 2009. The 5% employee pay rate reduction implemented during June 2009 was eliminated during the third quarter of 2010, and as a result, Salaries, wages and benefits are the expected to increase during the remainder of 2010.

Fuel expense, net of fuel surcharge, decreased from 19.7% of revenues, before fuel surcharges, during the second quarter of 2009 to 18.7% of revenues, before fuel surcharges, during the second quarter of 2010. The decrease, as a percentage of revenue, relates to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel from $1.33 during the second quarter of 2009 to $1.26 during the second quarter of 2010. Fuel surcharge collections vary from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices. On a dollar basis, fuel expense, net of fuel surcharge, increased from $10.5 million during the second quarter of 2009 to $11.4 million during the second quarter of 2010. The increase was primarily related to an increase in the number of gallons of diesel fuel purchased during the second quarter of 2010 as compared to the second quarter of 2009 as the number miles traveled increased to 49.5 million during the second quarter of 2010 from

42.9 million during the second quarter of 2009. Effective January 1, 2010, the Company began to classify federal fuel taxes paid on the purchase of fuel as a component of Fuel expense rather than as a component of Operating taxes and licenses. The Company has made corresponding reclassifications to comparative periods.

Rent and purchased transportation decreased from 2.4% of revenues, before fuel surcharges, during the second quarter of 2009 to 1.7% of revenues, before fuel surcharges, during the second quarter of 2010. The decrease relates to a decrease in amounts paid for third-party equipment rentals and a decrease in amounts paid to third-party transportation companies for intermodal services.

Depreciation decreased from 16.1% of revenues, before fuel surcharges, during the second quarter of 2009 to 10.7% of revenues, before fuel surcharges, during the second quarter of 2010. The decrease, as a percentage of revenue, relates in part to the interaction of higher revenues during the second quarter of 2010 as compared to the second quarter of 2009 and the fixed-cost nature of depreciation expense. On a dollar basis, depreciation decreased from $8.6 million during the second quarter of 2009 to $6.5 million during the second quarter of 2010. The dollar-based decrease relates primarily to action taken by the Company during the fourth quarter of 2009 in which management renegotiated trade-in terms with a certain manufacturer to extend the expected useful life of certain equipment from either three or four years to five years. This extension has the effect of lowering periodic depreciation expense and increasing the number of depreciable periods. Also contributing to the decrease was the reduction in depreciation expense associated with the sale or trade of trucks during the last six months of 2009 and the first six months of 2010. During the first quarter of 2010 the Company purchased 91 new trucks which have not yet been placed in service as of June 30, 2010. These trucks are expected to be placed in service during the remainder of the year and are expected to increase depreciation expense beginning in the third quarter of 2010.

Operating supplies and expenses decreased from 12.8% of revenues, before fuel surcharges, during the second quarter of 2009 to 11.7% of revenues, before fuel surcharges, during the second quarter of 2010. The decrease, as a percentage of revenue, relates to the interaction of expenses with fixed-cost characteristics, such as drop lot rentals and new tire amortization, with an increase in revenues for the periods compared. On a dollar basis, operating supplies and expenses increased from $6.8 million during the second quarter of 2009 to $7.1 million during the second quarter of 2010 primarily due to an increase in amounts paid for truck repairs.

Operating taxes and licenses decreased from 2.6% of revenues, before fuel surcharges, during the second quarter of 2009 to 2.1% of revenues, before fuel surcharges, during the second quarter of 2010. The decrease, as a percentage of revenue, relates to the interaction of expenses with fixed-cost characteristics, such as registration fees, with an increase in revenues for the periods compared. On a dollar basis, operating taxes and licenses decreased from $1.4 million during the second quarter of 2009 to $1.3 million during the second quarter of 2010.

Insurance and claims decreased from 5.9% of revenues, before fuel surcharges, during the second quarter of 2009 to 5.2% of revenues, before fuel surcharges, during the second quarter of 2010. The decrease, as a percentage of revenue, relates to the interaction of lower auto liability and physical damage claims expenses with an increase in revenues for the periods compared. On a dollar basis, insurance and claims expense increased from $3.1 million during the second quarter of 2009 to $3.2 million during the second quarter of 2010. The dollar-based increase relates primarily to an increase in auto liability insurance premiums for the periods compared. During the second quarter of 2010, the number of miles traveled, which serves as the basis for calculating auto liability insurance premiums, increased to 49.5 million from 42.9 million miles during the second quarter of 2009.

Other expenses decreased from 2.3% of revenues, before fuel surcharges, during the second quarter of 2009 to 1.9% of revenues, before fuel surcharges, during the second quarter of 2010. The decrease relates primarily to a decrease in uncollectible revenue expense.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 107.1% for the second quarter 2009 to 96.4% for the second quarter of 2010.

SIX MONTHS ENDED JUNE 30, 2010 VS. SIX MONTHS ENDED JUNE 30, 2009

For the first six months ended June 30, 2010, truckload services revenue, before fuel surcharges, increased 15.1% to $120.8 million as compared to $104.9 million for the first six months ended June 30, 2009. The increase was primarily due to an increase in the number of miles traveled from 83.5 million miles during the first six months of 2009 to 98.2 million miles during the first six months of 2010. The comparative increase in miles traveled resulted primarily from an increase in equipment utilization. During the first six months of 2010, improved truckload freight demand had a positive impact on our equipment utilization and contributed to an increase in the average number of miles traveled per truck each work day from 377 miles during the first six months of 2009 to 447 miles during the first six months of 2010. Improved equipment utilization also resulted in a 26.0% decrease in our empty miles traveled ratio for the periods compared which equated to approximately $2.6 million in additional revenue for the periods compared. Partially offsetting the increase in revenue attributable to the factors discussed above was the negative effect on revenue of a decrease in the average rate charged per total mile and a decrease in the number of work days during the first six months of 2010 as compared to the first six months of 2009. During the first six months of 2010, the average rate charged to customers per total mile decreased by $0.03 as compared to the average rate charged during the first six months of 2009 which, based on 2010 total miles, negatively impacted revenue by approximately $2.6 million. Work days, which typically represent weekdays (excluding major holidays), decreased from 127 days during the second quarter of 2009 to 126 days during the second quarter 2010, and based on current average truckload services revenue per work day, had the effect of decreasing revenue by approximately $1.0 million for the periods compared.

Salaries, wages and benefits decreased from 44.9% of revenues, before fuel surcharges, in the first six months of 2009 to 43.7% of revenues, before fuel surcharges, during the first six months of 2010. The decrease, as a percentage of revenue, relates to the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, with an increase in revenues for the periods compared. Based on a dollar comparison, salaries, wages and benefits increased from $47.1 million during the first six months of 2009 to $52.8 million during the first six months of 2010 as the number of driver compensated miles increased from 83.5 million miles during the first six months of 2009 to 98.2 million miles during the first six months of 2010. The 2009 salaries, wages and benefits percentage and dollar-based expense were each lower as a result of officer life insurance proceeds of approximately $0.8 million received during the second quarter of 2009. The 5% employee pay rate reduction implemented during June 2009 was eliminated during the third quarter of 2010, and as a result, Salaries, wages and benefits are the expected to increase during the remainder of 2010.

Fuel expense, net of fuel surcharge, increased from 19.0% of revenues, before fuel surcharges, during the first six months of 2009 to 20.0% of revenues, before fuel surcharges, during the first six months of 2010 which, on a dollar basis, represented an increase from $19.9 million during the first six months of 2009 to $24.2 million during the first six months of 2010. The increase was primarily related to an increase in the number of gallons of diesel fuel purchased during the first six months of 2010 as compared to the first six months of 2009 as the number miles traveled increased to 98.2 million during the first six months of 2010 from 83.5 million during the first six months 2009. Also contributing to the increase was an increase in the average surcharge-adjusted fuel price paid per gallon of diesel fuel from $1.27 during the first six months of 2009 to $1.33 during the first six months of 2010. Fuel surcharge collections vary from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of declining fuel prices. Effective January 1, 2010, the Company began to classify federal fuel taxes paid on the purchase of fuel as a component of Fuel expense rather than as a component of Operating taxes and licenses. The Company has made corresponding reclassifications to comparative periods.

Depreciation decreased from 16.6% of revenues, before fuel surcharges, during the first six months of 2009 to 10.8% of revenues, before fuel surcharges, during the first six months of 2010. The decrease, as a percentage of revenue, relates in part to the interaction of higher revenues during the first six months of 2010 as compared to the first six months of 2009 and the fixed-cost nature of depreciation expense. On a dollar basis, depreciation decreased from $17.4 million during the first six months of 2009 to $13.0 million during the first six months of 2010. The dollar-based decrease relates primarily to action taken by the Company during the fourth quarter of 2009 in which management renegotiated trade-in terms with a certain manufacturer to extend the expected useful life of certain equipment from either three or four years to five years. This extension has the effect of lowering periodic depreciation expense and increasing the number of depreciable periods. Also contributing to the decrease was the reduction in depreciation expense associated with the sale or trade of trucks during the last six months of 2009 and the first six months of 2010. During the first quarter of 2010 the Company purchased 91 new trucks which have not yet been placed in service as of June 30, 2010. These trucks are expected to be placed in service during the remainder of the year and are expected to increase depreciation expense beginning in the third quarter of 2010.

Operating supplies and expenses decreased from 12.6% of revenues, before fuel surcharges, during the first six months of 2009 to 11.6% of revenues, before fuel surcharges, during the first six months of 2010. The decrease, as a percentage of revenue, relates to the interaction of expenses with fixed-cost characteristics, such as drop lot rentals and new tire amortization, with an increase in revenues for the periods compared. On a dollar basis, operating supplies and expenses increased from $13.2 million during the first six months of 2009 to $14.1 million during the first six months of 2010 primarily due to an increase in amounts paid for truck repairs.

Operating taxes and licenses decreased from 2.5% of revenues, before fuel surcharges, during the first six months of 2009 to 1.9% of revenues, before fuel surcharges, during the first six months of 2010. The decrease, as a percentage of revenue, relates to the interaction of expenses with fixed-cost characteristics, such as registration fees, with an increase in revenues for the periods compared. On a dollar basis, operating taxes and licenses decreased from $2.7 million during the first six months of 2009 to $2.3 million during the first six months of 2010.

Insurance and claims decreased from 5.9% of revenues, before fuel surcharges, during the first six months of 2009 to 5.3% of revenues, before fuel surcharges, during the first six months of 2010. The decrease, as a percentage of revenue, relates to the interaction of lower auto liability and physical damage claims expenses with an increase in revenues for the periods compared. On a dollar basis, insurance and claims expense increased from $6.2 million during the first six months of 2009 to $6.4 million during the first six months of 2010. The dollar-based increase relates primarily to an increase in auto liability insurance premiums for the periods compared. During the first six months of 2010, the number of miles traveled, which serves as the basis for calculating auto liability insurance premiums, increased to 98.2 million from 83.5 million miles during the first six months of 2009.

Other expenses decreased from 2.2% of revenues, before fuel surcharges, during the first six months of 2009 to 1.8% of revenues, before fuel surcharges, during the first six months of 2010. The decrease relates primarily to a decrease in uncollectible revenue expense.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 107.4% for the first six months 2009 to 98.4% for the first six months of 2010.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	5.3	5.7	5.3	5.8
Rent and purchased transportation	92.3	90.5	91.6	89.8
Operating supplies and expenses	0.1	0.1	0.1	0.1
Insurance and claims	0.1	0.1	0.1	0.1
Communications and utilities	0.3	0.2	0.3	0.2
Other	0.8	0.9	0.8	0.9
Total operating expenses	98.9	97.5	98.2	96.9
Operating income	1.1	2.5	1.8	3.1
Non-operating income	0.4	0.0	0.3	0.0
Interest expense	(0.7)	(0.1)	(0.7)	(0.1)
Income before income taxes	0.8	2.4	1.4	3.0

THREE MONTHS ENDED JUNE 30, 2010 VS. THREE MONTHS ENDED JUNE 30, 2009

For the quarter ended June 30, 2010, logistics and brokerage services revenue, before fuel surcharges, increased 22.1% to $11.1 million as compared to $9.1 million for the quarter ended June 30, 2009. The increase was primarily the result of an increase in the number of loads brokered during the second quarter of 2010 as compared to the second quarter of 2009.

Rent and purchased transportation increased from 90.5% of revenues, before fuel surcharges, during the second quarter of 2009 to 92.3% of revenues, before fuel surcharges during the second quarter of 2010. The increase relates to an increase in amounts charged by third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 97.5% for the second quarter 2009 to 98.9% for the second quarter of 2010.

SIX MONTHS ENDED JUNE 30, 2010 VS. SIX MONTHS ENDED JUNE 30, 2009

For the first six months ended June 30, 2010, logistics and brokerage services revenue, before fuel surcharges, increased 21.3% to $21.5 million as compared to $17.7 million for the first six months ended June 30, 2009. The increase was primarily the result of an increase in the number of loads brokered during the first six months of 2010 as compared to the first six months of 2009.

Rent and purchased transportation increased from 89.8% of revenues, before fuel surcharges, during the first six months of 2009 to 91.6% of revenues, before fuel surcharges during the first six months of 2010. The increase relates to an increase in amounts charged by third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 96.9% for the first six months of 2009 to 98.2% for the first six months of 2010.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED JUNE 30, 2010 VS. THREE MONTHS ENDED JUNE 30, 2009

Net income for all divisions was approximately $1.3 million, or 1.8% of revenues, before fuel surcharge for the second quarter of 2010 as compared to net loss of $2.4 million or 3.8% of revenues, before fuel surcharge for the second quarter of 2009. The increase in income resulted in an increase in diluted earnings per share to $0.13 for the second quarter of 2010 from a diluted loss per share of $0.25 for the second quarter of 2009.

SIX MONTHS ENDED JUNE 30, 2010 VS. SIX MONTHS ENDED JUNE 30, 2009

Net income for all divisions was approximately $0.9 million, or 0.7% of revenues, before fuel surcharge for the first six months of 2010 as compared to net loss of $5.7 million or 4.7% of revenues, before fuel surcharge for the first six months of 2009. The increase in income resulted in an increase in diluted earnings per share to $0.10 for the first six months of 2010 from a diluted loss per share of $0.61 for the first six months of 2009.

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

During the first six months of 2010, we generated $7.7 million in cash from operating activities. Investing activities used $13.5 million in cash in the first six months of 2010. Financing activities generated $9.7 million in cash in the first six months of 2010.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations, to finance capital expenditures and repay long-term debt.

Occasionally, we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 12 to 48 months. During the first six months of 2010, the Company’s subsidiaries entered into installment obligations totaling approximately $15.0 million for the purpose of purchasing revenue equipment. These obligations are payable in 36 monthly installments at an interest rate of 4.85%.

During the remainder of 2010, we expect to purchase 27 new tractors while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $2.1 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

During the first six months of 2010 we maintained a $30.0 million revolving line of credit. Amounts outstanding under the line of credit bear interest at LIBOR (determined as of the first day of each month) plus 1.95% (2.30% at June 30, 2010), are secured by our accounts receivable and mature on May 31, 2011; however, the Company has the intent and ability to extend the terms of this line of credit for an additional one year period until May 31, 2012. At June 30, 2010 outstanding advances on the line of credit were approximately $2.2 million, consisting entirely of letters of credit, with availability to borrow $27.8 million.

Trade accounts receivable increased from $45.9 million at December 31, 2009 to $53.5 million at June 30, 2010. The increase relates to a general increase in revenue, which flows through the accounts receivable account, during the first six months of 2010 as compared to the revenues generated during the last quarter of 2009.

Accounts payable increased from $14.5 million at December 31, 2009 to $17.2 million at June 30, 2010. The increase was primarily related to an increase in amounts accrued for the purchase of fuel.

Current maturities of long-term debt increased from $10.3 million at December 31, 2009 to $13.4 million at June 30, 2010. The increase relates primarily to the current portion of installment note borrowings of approximately $15.0 million during the first six months of 2010.

Long-term debt increased from $27.2 million at December 31, 2009 to $33.8 million at June 30, 2010. The increase is primarily related to the non-current portion of installment note borrowings of approximately $15.0 million during the first six months of 2010.

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

Equity Price Risk
We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities increased to $15.2 million at June 30, 2010 from $14.9 million at December 31, 2009. The increase during the first six months of 2010 reflects additional purchases of approximately $1.7 million, sales of approximately $308,000, return of capital proceeds of approximately $104,000, and a decrease in the fair market value of approximately $948,000. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.5 million. For additional information with respect to the marketable equity securities, see Note C to our condensed consolidated financial statements.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: August 6, 2010	By: /s/ Daniel H. Cushman
Daniel H. Cushman
President and Chief Executive Officer
(principal executive officer)

Dated: August 6, 2010	By: /s/ Lance K. Stewart
Lance K. Stewart
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