Form 10-Q
period 2010-09-30
PAM TRANSPORTATION SERVICES INC
filed 2010-11-05
CIK 798287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 29, 2010
Common Stock, $.01 Par Value	9,414,607

P.A.M. TRANSPORTATION SERVICES, INC.
Form 10-Q
For The Quarter Ended September 30, 2010

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) (in thousands, except share and per share data)
	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$16,369	$9,870
Accounts receivable-net:
Trade	54,377	45,911
Other	3,974	1,551
Inventories	826	750
Prepaid expenses and deposits	7,965	5,258
Marketable equity securities	17,042	14,921
Deferred income taxes-current	940	1,401
Income taxes refundable	2,528	467
Total current assets	104,021	80,129

Property and equipment:
Land	4,924	4,924
Structures and improvements	13,726	13,665
Revenue equipment	288,043	297,788
Office furniture and equipment	8,205	7,929
Total property and equipment	314,898	324,306
Accumulated depreciation	(144,928)	(145,526)
Net property and equipment	169,970	178,780

Other assets	2,407	1,747
TOTAL ASSETS	$276,398	$260,656

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,110	$14,492
Accrued expenses and other liabilities	10,890	10,504
Current maturities of long-term debt	23,389	10,331
Total current liabilities	56,389	35,327

Long-term debt-less current portion	20,563	27,202
Deferred income taxes-less current portion	51,279	51,000
Total liabilities	128,231	113,529

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,373,207 and
11,372,207 shares issued; 9,414,607 and 9,413,607 shares outstanding
at September 30, 2010 and December 31, 2009, respectively	114	114
Additional paid-in capital	77,826	77,704
Accumulated other comprehensive income	3,526	3,063
Treasury stock, at cost; 1,958,600 shares	(29,127)	(29,127)
Retained earnings	95,828	95,373
Total shareholders’ equity	148,167	147,127
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$276,398	$260,656

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
OPERATING REVENUES:
Revenue, before fuel surcharge	$74,798	$67,668	$217,097	$190,305
Fuel surcharge	11,908	9,075	36,694	20,733
Total operating revenues	86,706	76,743	253,791	211,038

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	27,776	26,091	81,746	74,176
Fuel expense	23,312	20,395	72,304	51,879
Rent and purchased transportation	15,241	10,171	37,563	28,791
Depreciation	6,957	8,336	19,999	25,716
Operating supplies and expenses	7,852	6,614	21,943	19,840
Operating taxes and licenses	1,293	1,095	3,614	3,791
Insurance and claims	3,219	3,175	9,652	9,347
Communications and utilities	686	649	2,055	1,985
Other	1,321	1,295	3,605	3,745
(Gain) loss on disposal of assets	(472)	271	(501)	295
Total operating expenses and costs	87,185	78,092	251,980	219,565

OPERATING (LOSS) INCOME	(479)	(1,349)	1,811	(8,527)

NON-OPERATING INCOME (EXPENSE)	271	(160)	659	(827)
INTEREST EXPENSE	(591)	(563)	(1,698)	(1,856)

(LOSS) INCOME BEFORE INCOME TAXES	(799)	(2,072)	772	(11,210)

FEDERAL AND STATE INCOME TAX (BENEFIT) EXPENSE:
Current	(2,108)	-	57	-
Deferred	1,800	(842)	260	(4,278)
Total federal and state income tax (benefit) expense	(308)	(842)	317	(4,278)

NET (LOSS) INCOME	$(491)	$(1,230)	$455	$(6,932)

(LOSS) INCOME PER COMMON SHARE:
Basic	$(0.05)	$(0.13)	$0.05	$(0.74)
Diluted	$(0.05)	$(0.13)	$0.05	$(0.74)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,415	9,411	9,415	9,410
Diluted	9,415	9,411	9,419	9,410

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Nine Months Ended
	September 30,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$455	$(6,932)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	19,999	25,716
Bad debt (recovery) expense	(9)	714
Stock compensation-net of excess tax benefits	118	29
Provision for deferred income taxes	260	(4,278)
Reclassification of unrealized loss on marketable equity securities	60	1,338
Gain on sale or reclass of marketable equity securities	(315)	(160)
(Gain) loss on disposal of assets	(501)	295
Changes in operating assets and liabilities:
Accounts receivable	(9,008)	(4,732)
Prepaid expenses, inventories, and other assets	(3,443)	459
Income taxes refundable	(2,061)	7,450
Trade accounts payable	7,650	1,207
Accrued expenses	386	1,350
Net cash provided by operating activities	13,591	22,456

INVESTING ACTIVITIES:
Purchases of property and equipment	(19,885)	(10,421)
Proceeds from disposition of assets	9,166	8,844
Change in restricted cash	(1,872)	(196)
Purchases of marketable equity securities	(1,545)	-
Sales of marketable equity securities	622	153
Net cash used in investing activities	(13,514)	(1,620)

FINANCING ACTIVITIES:
Borrowings under line of credit	271,078	241,699
Repayments under line of credit	(271,078)	(245,443)
Borrowings of long-term debt	15,047	6,737
Repayments of long-term debt	(8,629)	(14,196)
Borrowings under margin account	-	12,990
Repayments under margin account	-	(19,861)
Exercise of stock options	4	8
Net cash provided by (used in) financing activities	6,422	(18,066)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,499	2,770

CASH AND CASH EQUIVALENTS-Beginning of period	9,870	858

CASH AND CASH EQUIVALENTS-End of period	$16,369	$3,628

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$1,692	$1,891
Income taxes	$2,280	$121

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$6	$6

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Shareholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Other Comprehensive Income	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

Balance at December 31, 2009	9,414	$114	$77,704		$3,063	$(29,127)	$95,373	$147,127

Components of comprehensive income:
Net income				$455			455	455
Other comprehensive income:
Other comprehensive income, net of tax				463	463			463
Total comprehensive income				$918

Exercise of stock options-shares issued
including tax benefits	1		4					4

Share-based compensation			118					118

Balance at September 30, 2010	9,415	$114	$77,826		$3,526	$(29,127)	$95,828	$148,167

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2010

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

Marketable equity securities are carried at fair value, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income in shareholders’ equity. Realized gains and losses, declines in value judged to be other-than-temporary on available-for-sale securities, and increases or decreases in value on trading securities, if any, are included in the determination of net income. A quarterly evaluation is performed in order to judge whether declines in value below cost should be considered temporary and when losses are deemed to be other-than-temporary. Several factors are considered in this evaluation process, including the severity and duration of the decline in value, the financial condition and near-term outlook for the specific issuer, and the Company’s ability to hold the securities.

For the quarter ended September 30, 2010, the Company determined that an impairment charge was not necessary. For the quarter ended September 30, 2009, the evaluation resulted in an impairment charge of approximately $233,000 in the Company’s non-operating income (expense) in its statement of operations.

For the nine months ended September 30, 2010, the Company recorded an impairment charge of approximately $60,000 in non-operating income (expense) in its statement of operations. Based on the severity of declines in certain securities during the first nine months of 2010, and the fact that the Company has no evidence that indicates these securities will regain a value equal to or greater than their cost basis, their declines in value were determined to be other-than-temporary. These declines in value resulted primarily from our equity securities in the financial sector. For the nine months ended September 30, 2009, the Company recorded an impairment charge of approximately $1,105,000 in non-operating income (expense) in its statement of operations.

As of September 30, 2010, equity securities classified as available-for-sale and equity securities classified as trading had a cost basis of approximately $10,554,000 and $463,000, respectively, and fair market values of approximately $16,515,000 and $527,000, respectively. For the nine months ended September 30, 2010, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $615,000, net of deferred income taxes. Also during this period, the Company recognized losses on trading securities of approximately $500, net of deferred income taxes. During the quarter ending September 30, 2010, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $1,041,000, net of deferred income taxes and recognized losses on trading securities of approximately $1,000, net of deferred income taxes. As of September 30, 2010, the Company’s marketable securities that are classified as available-for-sale had gross unrealized gains of approximately $6,303,000 and gross unrealized losses of approximately $342,000. As of September 30, 2010, the Company’s marketable securities that are classified as trading had gross recognized gains of approximately $64,000 and gross recognized losses of approximately $500. As of September 30, 2010, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $3,526,000.

The following table shows the Company’s investments’ approximate gross unrealized losses and fair value at September 30, 2010 and December 31, 2009. These investments consist of equity securities. As of September 30, 2010 and December 31, 2009 there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	September 30, 2010		December 31, 2009
	(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities – Available for sale	$2,272	$342	$756	$140
Equity securities – Trading	63	1	62	1
Totals	$2,335	$343	$818	$141

The market value of the Company’s equity securities are used as collateral against any outstanding margin account borrowings. As of September 30, 2010, there were no outstanding borrowings under the Company’s margin account.

NOTE D:  STOCK BASED COMPENSATION
The Company maintains a stock option plan under which incentive stock options and nonqualified stock options may be granted. On March 2, 2006, the Company’s Board of Director’s adopted, and shareholders later approved, the 2006 Stock Option Plan (the “2006 Plan”). Under the 2006 Plan 750,000 shares are reserved for the issuance of stock options to directors, officers, key employees and others. The option exercise price under the 2006 Plan is the fair market value of the stock on the date the option is granted. The fair market value is determined by the average of the highest and lowest sales prices for a share of the Company’s common stock, on its primary exchange, on the same date that the option is granted. During the first nine months of 2010, options for 16,000 shares were issued under the 2006 Plan at an option exercise price of $14.32 per share, and at September 30, 2010, 670,000 shares were available for granting future options.

Outstanding incentive stock options at September 30, 2010, must be exercised within six years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at September 30, 2010, must be exercised within five to ten years from the date of grant.

The total grant date fair value of options vested during the first nine months of 2010 was approximately $118,000. As of September 30, 2010, the Company did not have any stock-based compensation plans with unrecognized stock-based compensation expense. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first nine months of 2010 was approximately $118,000 which resulted from the annual grant of an option for 2,000 shares to each non-employee director during the first quarter of 2010. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 during the nine months ending September 30, 2010 and did not have an impact on diluted or basic earnings per share reported for the current quarter as the total related expense was recorded during the first quarter of 2010. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $29,000 during the first nine months of 2009 as a result of the annual grant of an option for 2,000 shares to each non-employee director during the first quarter of 2009. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 during the nine months ending September 30, 2009 and did not have an impact on diluted or basic earnings per share reported for the third quarter ending September 30, 2009 as the total related expense was recorded during the first quarter ending March 31, 2009. The weighted average grant date fair value of options granted during the first nine months of 2010 and 2009 was $7.38 per share and $1.84 per share, respectively.

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

Information related to option activity for the nine months ended September 30, 2010 is as follows:

	Shares Under Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding-beginning of year	186,500	$21.02
Granted	16,000	14.32
Exercised	(1,000)	3.84
Cancelled/forfeited/expired	(64,000)	22.45
Outstanding at September 30, 2010	137,500	$19.70	2.3	$96,140

Exercisable at September 30, 2010	137,500	$19.70	2.3	$96,140
___________________________
* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on September 30, 2010, was $12.58.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of September 30, 2010 and the number and weighted average exercise price of options exercisable as of September 30, 2010 are as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$3.84	11,000	3.5	11,000
$14.32	16,000	4.5	16,000
$14.98	16,000	2.5	16,000
$19.88	12,500	2.0	12,500
$22.92	14,000	1.4	14,000
$23.22	54,000	1.9	54,000
$26.73	14,000	0.7	14,000
	137,500	2.3	137,500

Cash received from option exercises totaled approximately $4,000 during the nine months ended September 30, 2010. Cash received from option exercises totaled approximately $8,000 during the nine months ended September 30, 2009. The Company issues new shares upon option exercise.

NOTE E:  SEGMENT INFORMATION
The Company follows the guidance provided by ASC Topic 280, Segment Reporting, in its identification of operating segments. The Company has determined that it has a total of two operating segments whose primary operations can be characterized as either Truckload Services or Brokerage and Logistics Services, however in accordance with the aggregation criteria provided by ASC Topic 280 the Company has determined that the operations of the two operating segments can be aggregated into a single reporting segment, motor carrier operations. Truckload Services revenues and Brokerage and Logistics Services revenues, each before fuel surcharges, were as follows:
	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$60,297	80.6	$58,385	86.3	$181,090	83.4	$163,289	85.8
Brokerage and Logistics Services revenue	14,501	19.4	9,283	13.7	36,007	16.6	27,016	14.2
Total revenues	$74,798	100.0	$67,668	100.0	$217,097	100.0	$190,305	100.0

NOTE F:  TREASURY STOCK
The Company accounts for Treasury stock using the cost method and as of September 30, 2010, 1,958,600 shares were held in the treasury at an aggregate cost of approximately $29,127,000.

NOTE G:  COMPREHENSIVE INCOME
Comprehensive income was comprised of net income plus or minus market value adjustments related to our marketable securities. The components of comprehensive income were as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)

Net (loss) income	$(491)	$(1,230)	$455	$(6,932)

Other comprehensive (loss) income:
Reclassification adjustment for realized gains on marketable
securities included in net income, net of income taxes	-	-	(189)	-
Reclassification adjustment for unrealized losses on marketable
securities included in net income, net of income taxes	-	144	37	859
Change in fair value of marketable securities, net of income taxes	1,041	1,180	615	1,130
Total comprehensive income (loss)	$550	$94	$918	$(4,943)

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

A reconciliation of the basic and diluted income per share computations for the three and nine months ended September 30, 2010 and 2009, respectively, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)

Net (loss) income	$(491)	$(1,230)	$455	$(6,932)

Basic weighted average common shares outstanding	9,415	9,411	9,415	9,410
Dilutive effect of common stock equivalents	-	-	4	-
Diluted weighted average common shares outstanding	9,415	9,411	9,419	9,410

Basic (loss) earnings per share	$(0.05)	$(0.13)	$0.05	$(0.74)
Diluted (loss) earnings per share	$(0.05)	$(0.13)	$0.05	$(0.74)

Options to purchase 126,500 and 246,500 shares of common stock were outstanding at September 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because to do so would have had an anti-dilutive effect.

NOTE I:  INCOME TAXES
The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2007 through 2009 remain open to examination in those jurisdictions.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of September 30, 2010, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by current income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the three and nine months ended September 30, 2010, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

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

Assets and liabilities measured at fair value on a recurring basis and subject to the disclosure requirements of ASC 820 as of September 30, 2010 and December 31, 2009 are summarized below:

	September 30, 2010	December 31, 2009
	(in thousands)
Level 1:
Marketable securities	$17,042	$14,921

The Company’s investments in marketable securities are recorded at fair value based on quoted market prices. The carrying value of other financial instruments, including cash, accounts receivable, trade accounts payable, and accrued liabilities approximate fair value due to their short maturities.

The carrying amount for the line of credit approximates fair value because the line of credit interest rate is adjusted frequently.

For long-term debt other than the line of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at September 30, 2010 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$43,952	$43,947

The Company follows guidance provided by ASC 825, Financial Instruments, and did not elect the fair value option for our financial instruments.

NOTE K:  NOTES PAYABLE AND LONG-TERM DEBT
During the first nine months of 2010, the Company’s subsidiaries entered into installment obligations totaling approximately $15.0 million for the purpose of purchasing revenue equipment. These obligations are each payable in 36 monthly installments at an interest rate of 4.85%.

NOTE L:  SUBSEQUENT EVENTS
Subsequent events have been evaluated for recognition and disclosure through the date these financial statements were filed with the Securities and Exchange Commission.

NOTE M:  COMPONENT DISPOSAL
During the third quarter of 2010, the Company sold the assets of East Coast Transport and Logistics, LLC for $500,000 which resulted in a pre-tax gain of approximately $460,000. This sale effectively closes the Company’s New Jersey based brokerage office and the Company expects brokerage revenues and expenses to decline as a result.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. For the three and nine month periods ended September 30, 2010, truckload services revenues, excluding fuel surcharges, represented 80.6% and 83.4%, respectively, of total revenues, excluding fuel surcharges, with remaining revenues, excluding fuel surcharges, being generated from brokerage and logistics services. For the three and nine month periods ended September 30, 2009, truckload services revenues, excluding fuel surcharges, represented 86.3% and 85.8%, respectively, of total revenues, excluding fuel surcharges, with remaining revenues, excluding fuel surcharges, being generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three and nine months ending September 30, 2010, approximately $11.9 million and $36.7 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the three and nine months ending September 30, 2009 approximately $9.1 million and $20.7 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES
The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	45.1	43.8	44.2	44.5
Fuel expense, net of fuel surcharge	18.9	19.5	19.7	19.2
Rent and purchased transportation	2.7	2.9	2.3	2.6
Depreciation	11.5	14.3	11.0	15.8
Operating supplies and expenses	13.0	11.3	12.1	12.1
Operating taxes and license	2.1	1.9	2.0	2.3
Insurance and claims	5.3	5.4	5.3	5.7
Communications and utilities	1.1	1.1	1.1	1.2
Other	2.0	2.0	1.8	2.1
Loss (gain) on sale or disposal of property	0.0	0.4	0.0	0.2
Total operating expenses	101.7	102.6	99.5	105.7
Operating (loss) income	(1.7)	(2.6)	0.5	(5.7)
Non-operating income (expense)	0.4	(0.3)	0.3	(0.5)
Interest expense	(0.9)	(1.0)	(0.8)	(1.1)
(Loss) income before income taxes	(2.2)	(3.9)	0.0	(7.3)

THREE MONTHS ENDED SEPTEMBER 30, 2010 VS. THREE MONTHS ENDED SEPTEMBER 30, 2009

For the quarter ended September 30, 2010, truckload services revenue, before fuel surcharges, increased 3.3% to $60.3 million as compared to $58.4 million for the quarter ended September 30, 2009. The increase was primarily due to an increase in the average rate charged to customers for our truckload services. During the third quarter of 2010, the average rate charged per total mile increased to $1.28 as compared to an average rate of $1.24 during the third quarter of 2009. The increase in the average rate charged to customers reflects the tightening of capacity in the overall truckload market sector.

Salaries, wages and benefits increased from 43.8% of revenues, before fuel surcharges, in the third quarter of 2009 to 45.1% of revenues, before fuel surcharges, during the third quarter of 2010. The increase relates primarily to the rescission of a previously implemented pay rate reduction plan. During August 2010, the company-wide 5% pay rate reduction plan which had been in effect since June 2009 was terminated and has negatively impacted expense since that time. On a dollar basis, salaries, wages and benefits increased from $25.6 million during the third quarter of 2009 to $27.2 million during the third quarter of 2010 as a result of these changes.

Fuel expense, net of fuel surcharge, decreased from 19.5% of revenues, before fuel surcharges, during the third quarter of 2009 to 18.9% of revenues, before fuel surcharges, during the third quarter of 2010. The decrease, as a percentage of revenue, relates to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel from $1.32 during the third quarter of 2009 to $1.31 during the third quarter of 2010. Fuel surcharge collections vary from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices. On a dollar basis, fuel expense, net of fuel surcharge, remained constant at $11.4 million for the periods compared. Effective January 1, 2010, the Company began to classify federal fuel taxes paid on the purchase of fuel as a component of Fuel expense rather than as a component of Operating taxes and licenses. The Company has made corresponding reclassifications to comparative periods.

Rent and purchased transportation decreased from 2.9% of revenues, before fuel surcharges, during the third quarter of 2009 to 2.7% of revenues, before fuel surcharges, during the third quarter of 2010. The decrease relates to a decrease in amounts paid for third-party equipment rentals.

Depreciation decreased from 14.3% of revenues, before fuel surcharges, during the third quarter of 2009 to 11.5% of revenues, before fuel surcharges, during the third quarter of 2010. The decrease, as a percentage of revenue, relates in part to the interaction of higher revenues during the third quarter of 2010 as compared to the third quarter of 2009 and the fixed-cost nature of depreciation expense. On a dollar basis, depreciation decreased from $8.3 million during the third quarter of 2009 to $7.0 million during the third quarter of 2010. The dollar-based decrease relates primarily to action taken by the Company during the fourth quarter of 2009 in which management renegotiated trade-in terms with a certain manufacturer to extend the expected useful life of certain equipment from either three or four years to five years. This extension has the effect of lowering periodic depreciation expense and increasing the number of depreciable periods. Also contributing to the decrease was the reduction in depreciation expense associated with the sale or trade of trucks during the last three months of 2009 and the first nine months of 2010.

Operating supplies and expenses increased from 11.3% of revenues, before fuel surcharges, during the third quarter of 2009 to 13.0% of revenues, before fuel surcharges, during the third quarter of 2010. The increase relates primarily to an increase in revenue equipment maintenance costs as the Company continues to utilize its existing fleet of tractors and trailers for a longer period of time. On a dollar basis, operating supplies and expenses increased from $6.6 million during the third quarter of 2009 to $7.8 million during the third quarter of 2010.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 102.6% for the third quarter 2009 to 101.7% for the third quarter of 2010.

NINE MONTHS ENDED SEPTEMBER 30, 2010 VS. NINE MONTHS ENDED SEPTEMBER 30, 2009

For the first nine months ended September 30, 2010, truckload services revenue, before fuel surcharges, increased 10.9% to $181.1 million as compared to $163.3 million for the first nine months ended September 30, 2009. The increase was primarily due to an increase in the number of miles traveled from 130.5 million miles during the first nine months of 2009 to 145.3 million miles during the first nine months of 2010. The comparative increase in miles traveled resulted primarily from an increase in equipment utilization. During the first nine months of 2010, improved truckload freight demand had a positive impact on our equipment utilization and contributed to an increase in the average number of miles traveled per truck each work day from 394 miles during the first nine months of 2009 to 439 miles during the first nine months of 2010. This increase resulted in a contribution of approximately $18.4 million in additional revenue for first nine months of 2010 as compared to the first nine months of 2009.

Salaries, wages and benefits decreased from 44.5% of revenues, before fuel surcharges, in the first nine months of 2009 to 44.2% of revenues, before fuel surcharges, during the first nine months of 2010. The decrease, as a percentage of revenue, relates to the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, with an increase in revenues for the periods compared. Based on a dollar comparison, salaries, wages and benefits increased from $72.6 million during the first nine months of 2009 to $80.0 million during the first nine months of 2010 as the number of driver compensated miles increased from 130.5 million miles during the first nine months of 2009 to 145.3 million miles during the first nine months of 2010. Also contributing to the dollar-based increase was the effect of the elimination of a company-wide pay rate reduction plan. The 5% employee pay rate reduction plan implemented during June 2009 was eliminated during the third quarter of 2010, and as a result, Salaries, wages and benefits are the expected to increase during the remainder of 2010. The 2009 salaries, wages and benefits percentage and dollar-based expense were each lower as a result of officer life insurance proceeds of approximately $0.8 million received during the second quarter of 2009.

Fuel expense, net of fuel surcharge, increased from 19.2% of revenues, before fuel surcharges, during the first nine months of 2009 to 19.7% of revenues, before fuel surcharges, during the first nine months of 2010 which, on a dollar basis, represented an increase from $31.3 million during the first nine months of 2009 to $35.6 million during the first nine months of 2010. The increase was primarily related to an increase in the number of gallons of diesel fuel purchased during the first nine months of 2010 as compared to the first nine months of 2009 as the number miles traveled increased to 145.3 million during the first nine months of 2010 from 130.5 million during the first nine months 2009. Also contributing to the increase was an increase in the average surcharge-adjusted fuel price paid per gallon of diesel fuel from $1.29 during the first nine months of 2009 to $1.32 during the first nine months of 2010. Fuel surcharge collections vary from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of declining fuel prices. Effective January 1, 2010, the Company began to classify federal fuel taxes paid on the purchase of fuel as a component of Fuel expense rather than as a component of Operating taxes and licenses. The Company has made corresponding reclassifications to comparative periods.

Rent and purchased transportation decreased from 2.6% of revenues, before fuel surcharges, during the first nine months of 2009 to 2.3% of revenues, before fuel surcharges, during the first nine months of 2010. The decrease relates to a decrease in amounts paid for third-party equipment rentals.

Depreciation decreased from 15.8% of revenues, before fuel surcharges, during the first nine months of 2009 to 11.0% of revenues, before fuel surcharges, during the first nine months of 2010. The decrease, as a percentage of revenue, relates in part to the interaction of higher revenues during the first nine months of 2010 as compared to the first nine months of 2009 and the fixed-cost nature of depreciation expense. On a dollar basis, depreciation decreased from $25.7 million during the first nine months of 2009 to $19.9 million during the first nine months of 2010. The dollar-based decrease relates primarily to action taken by the Company during the fourth quarter of 2009 in which management renegotiated trade-in terms with a certain manufacturer to extend the expected useful life of certain equipment from either three or four years to five years. This extension has the effect of lowering periodic depreciation expense and increasing the number of depreciable periods. Also contributing to the decrease was the reduction in depreciation expense associated with the sale or trade of trucks during the last three months of 2009 and the first nine months of 2010.

Operating supplies and expenses remained constant at 12.1% of revenues, before fuel surcharges, during the first nine months of 2009 and the first nine months of 2010. On a dollar basis, operating supplies and expenses increased from $19.8 million during the first nine months of 2009 to $21.9 million during the first nine months of 2010 primarily due to an increase in amounts paid for revenue equipment repairs as the Company continues to utilize its existing fleet of trucks and trailers for a longer period of time.

Operating taxes and licenses decreased from 2.3% of revenues, before fuel surcharges, during the first nine months of 2009 to 2.0% of revenues, before fuel surcharges, during the first nine months of 2010. The decrease, as a percentage of revenue, relates to the interaction of expenses with fixed-cost characteristics, such as registration fees, with an increase in revenues for the periods compared. On a dollar basis, operating taxes and licenses decreased from $3.8 million during the first nine months of 2009 to $3.6 million during the first nine months of 2010.

Insurance and claims decreased from 5.7% of revenues, before fuel surcharges, during the first nine months of 2009 to 5.3% of revenues, before fuel surcharges, during the first nine months of 2010. The decrease, as a percentage of revenue, relates to the interaction of lower insurance claims expenses with an increase in revenues for the periods compared. On a dollar basis, insurance and claims expense increased from $9.3 million during the first nine months of 2009 to $9.6 million during the first nine months of 2010. The dollar-based increase relates primarily to an increase in auto liability insurance premiums for the periods compared. During the first nine months of 2010, the number of miles traveled, which serves as the basis for calculating auto liability insurance premiums, increased to 145.3 million from 130.5 million miles during the first nine months of 2009.

Other expenses decreased from 2.1% of revenues, before fuel surcharges, during the first nine months of 2009 to 1.8% of revenues, before fuel surcharges, during the first nine months of 2010. The decrease relates primarily to a decrease in uncollectible revenue expense.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 105.7% for the first nine months 2009 to 99.5% for the first nine months of 2010.

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

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	4.0	5.6	4.7	5.7
Rent and purchased transportation	94.3	90.8	92.8	90.2
Operating supplies and expenses	0.1	0.1	0.1	0.1
Insurance and claims	0.1	0.1	0.1	0.1
Communications and utilities	0.2	0.2	0.3	0.2
Other	0.7	1.1	0.7	1.0
Gain on sale or disposal of property	(3.1)	0.0	(1.3)	0.0
Total operating expenses	96.3	97.9	97.4	97.3
Operating income	3.7	2.1	2.6	2.7
Non-operating income	0.3	0.0	0.3	0.0
Interest expense	(0.6)	(0.1)	(0.7)	(0.1)
Income before income taxes	3.4	2.0	2.2	2.6

THREE MONTHS ENDED SEPTEMBER 30, 2010 VS. THREE MONTHS ENDED SEPTEMBER 30, 2009

For the quarter ended September 30, 2010, logistics and brokerage services revenue, before fuel surcharges, increased 56.2% to $14.5 million as compared to $9.3 million for the quarter ended September 30, 2009. The increase was primarily the result of an increase in the number of loads brokered during the third quarter of 2010 as compared to the third quarter of 2009.

Rent and purchased transportation increased from 90.8% of revenues, before fuel surcharges, during the third quarter of 2009 to 94.3% of revenues, before fuel surcharges during the third quarter of 2010. The increase relates to an increase in amounts charged by third party logistics and brokerage service providers.

Gain on the sale or disposal of property represented 3.1% of revenues, before fuel surcharges, for the third quarter of 2010. The pre-tax gain of approximately $460,000 relates to the gain recognized on the sale of the assets of East Coast Transport and Logistics, LLC during the third quarter of 2010. This sale effectively closes the Company’s New Jersey based brokerage office and the Company expects brokerage revenues and expenses to decline as a result.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 97.9% for the third quarter 2009 to 96.3% for the third quarter of 2010.

NINE MONTHS ENDED SEPTEMBER 30, 2010 VS. NINE MONTHS ENDED SEPTEMBER 30, 2009

For the first nine months ended September 30, 2010, logistics and brokerage services revenue, before fuel surcharges, increased 33.3% to $36.0 million as compared to $27.0 million for the first nine months ended September 30, 2009. The increase was primarily the result of an increase in the number of loads brokered during the first nine months of 2010 as compared to the first nine months of 2009.

Rent and purchased transportation increased from 90.2% of revenues, before fuel surcharges, during the first nine months of 2009 to 92.8% of revenues, before fuel surcharges during the first nine months of 2010. The increase relates to an increase in amounts charged by third party logistics and brokerage service providers.

Gain on the sale or disposal of property represented 1.3% of revenues, before fuel surcharges, for the first nine months of 2010. The gain relates to gain recognized on the sale of the assets of East Coast Transport and Logistics, LLC during the third quarter of 2010. This sale effectively closes the Company’s New Jersey based brokerage office and the Company expects brokerage revenues and expenses to decline as a result.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 97.3% for the first nine months of 2009 to 97.4% for the first nine months of 2010.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED SEPTEMBER 30, 2010 VS. THREE MONTHS ENDED SEPTEMBER 30, 2009

Net loss for all divisions was approximately $0.5 million, or 0.7% of revenues, before fuel surcharge for the third quarter of 2010 as compared to net loss of $1.2 million or 1.8% of revenues, before fuel surcharge for the third quarter of 2009. The decrease in loss resulted in a decrease in diluted loss per share to $0.05 for the third quarter of 2010 from a diluted loss per share of $0.13 for the third quarter of 2009.

NINE MONTHS ENDED SEPTEMBER 30, 2010 VS. NINE MONTHS ENDED SEPTEMBER 30, 2009

Net income for all divisions was approximately $0.5 million, or 0.2% of revenues, before fuel surcharge for the first nine months of 2010 as compared to net loss of $6.9 million or 3.6% of revenues, before fuel surcharge for the first nine months of 2009. The increase in income resulted in an increase in diluted earnings per share to $0.05 for the first nine months of 2010 from a diluted loss per share of $0.74 for the first nine months of 2009.

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

During the first nine months of 2010, we generated $13.6 million in cash from operating activities. Investing activities used $13.5 million in cash in the first nine months of 2010. Financing activities generated $6.4 million in cash in the first nine months of 2010.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations, to finance capital expenditures and repay long-term debt.

Occasionally, we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 12 to 48 months. During the first nine months of 2010, the Company’s subsidiaries entered into installment obligations totaling approximately $15.0 million for the purpose of purchasing revenue equipment. These obligations are payable in 36 monthly installments at an interest rate of 4.85%.

During the remainder of 2010, we expect to purchase 27 new tractors while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $3.6 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

During the first nine months of 2010 we maintained a $30.0 million revolving line of credit. Amounts outstanding under the line of credit bear interest at LIBOR (determined as of the first day of each month) plus 1.95% (2.21% at September 30, 2010), are secured by our accounts receivable and mature on May 31, 2011; however, the Company has the intent and ability to extend the terms of this line of credit for an additional one year period until May 31, 2012. At September 30, 2010 outstanding advances on the line of credit were approximately $2.3 million, consisting entirely of letters of credit, with availability to borrow $27.7 million.

Trade accounts receivable increased from $45.9 million at December 31, 2009 to $54.4 million at September 30, 2010. The increase relates to a general increase in revenue, which flows through the accounts receivable account, during the first nine months of 2010 as compared to the revenues generated during the last quarter of 2009.

Prepaid expenses and deposits increased from $5.3 million at December 31, 2009 to $8.0 million at September 30, 2010. The $2.7 million increase relates primarily to amounts that are prepaid at the beginning of the year for auto liability insurance premiums and revenue equipment registration fees that will continue to be amortized to expense throughout the remainder of the year.

Marketable equity securities increased from $14.9 million at December 31, 2009 to $17.0 million at September 30, 2010. The $2.1 million increase was primarily related to $1.7 million of additional investment purchases during the first nine months of 2010 and to an increase in the market value of the investments, net of other-than-temporary write-downs and sales during the first nine months of 2010.

Income taxes refundable increased from $0.5 million at December 31, 2009 to $2.5 million at September 30, 2010. The $2.0 million increase relates to a change in tax law that became effective during the third quarter of 2010 which allows the Company to claim additional tax basis depreciation deductions for asset purchases made during 2010.

Revenue equipment, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units, decreased from $297.8 million at December 31, 2009 to $288.0 million at September 30, 2010. The $9.8 million decrease relates primarily to the sale of trucks during 2010 without the purchase of a corresponding replacement unit.

Accounts payable increased from $14.5 million at December 31, 2009 to $22.1 million at September 30, 2010. The $7.6 million increase was primarily related to an increase in amounts accrued for the purchase of fuel, insurance premiums and excess mileage and rental fees related to trade trucks.

Current maturities of long-term debt increased from $10.3 million at December 31, 2009 to $23.4 million at September 30, 2010. The $13.1 million increase relates primarily to balloon payments on installment notes that will become due during the next twelve months.

Long-term debt decreased from $27.2 million at December 31, 2009 to $20.6 million at September 30, 2010. The $6.6 million decrease is primarily related to the reclassification of balloon payments on installment notes due within the next twelve months to the current maturities of long-term debt account category.

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

Equity Price Risk
We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities increased to $17.0 million at September 30, 2010 from $14.9 million at December 31, 2009. The increase during the first nine months of 2010 reflects additional purchases of $1,676,000, sales of $308,000, return of capital proceeds of $133,000, and an increase in the fair market value of $885,000. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.7 million. For additional information with respect to the marketable equity securities, see Note C to our condensed consolidated financial statements.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: November 4, 2010	By: /s/ Daniel H. Cushman
Daniel H. Cushman
President and Chief Executive Officer
(principal executive officer)

Dated: November 4, 2010	By: /s/ Lance K. Stewart
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