Form 10-K
period 2010-12-31
PAM TRANSPORTATION SERVICES INC
filed 2011-03-14
CIK 798287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010
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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant computed by reference to the average of the closing bid and asked prices of the common stock as of the last business day of the registrant's most recently completed second quarter was $69,105,009. Solely for the purposes of this response, executive officers, directors and beneficial owners of more than five percent of the registrant’s common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant’s common stock, as of February 28, 2011: 9,387,005 shares of $.01 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held in May 2011 are incorporated by reference in answer to Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2010.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“this Report”) contains forward-looking statements, including statements about our operating and growth strategies, our expected financial position and operating results, industry trends, our capital expenditure and financing plans and similar matters. Such forward-looking statements are found throughout this Report, including under Item 1, Business, Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk. In those and other portions of this Report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “project” and similar expressions, as they relate to us, our management, and our industry are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.”

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

P.A.M. TRANSPORTATION SERVICES, INC.
FORM 10-K
For the fiscal year ended December 31, 2010

PART I

Item 1. Business.

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “P.A.M.,” the “Company,” “we,” “our,” or “us” mean P.A.M. Transportation Services, Inc. and its subsidiaries.

We are a truckload dry van carrier transporting general commodities throughout the continental United States, as well as in certain Canadian provinces. We also provide transportation services in Mexico under agreements with Mexican carriers. Our freight consists primarily of automotive parts, expedited goods, consumer goods, such as general retail store merchandise, and manufactured goods, such as heating and air conditioning units.

P.A.M. Transportation Services, Inc. is a holding company incorporated under the laws of the State of Delaware in June 1986 and conducts operations through the following wholly owned subsidiaries: P.A.M. Transport, Inc., T.T.X., LLC, P.A.M. Dedicated Services, LLC, P.A.M. Logistics Services, Inc., Choctaw Express, LLC, Choctaw Brokerage, Inc., Transcend Logistics, Inc., Decker Transport Co., LLC, East Coast Transport and Logistics, LLC, S & L Logistics, Inc., P.A.M. International, Inc. and P.A.M. Canada, Inc. Our operating authorities are held by P.A.M. Transport, Inc., P.A.M. Dedicated Services, LLC, Choctaw Express, LLC, Choctaw Brokerage, Inc.,  T.T.X., LLC, Decker Transport Co., LLC, and East Coast Transport and Logistics, LLC. Effective January 1, 2010, the operations of most of the Company’s operating subsidiaries were consolidated under the P.A.M. Transport, Inc. name in a effort to more clearly reflect the Company’s scope and available service offerings. Effective September 30, 2010, the Company sold the assets of East Coast Transport and Logistics, LLC which effectively closed the Company’s New Jersey based brokerage office.

We are headquartered and maintain our primary terminal and maintenance facilities and our corporate and administrative offices in Tontitown, Arkansas, which is located in northwest Arkansas, a major center for the trucking industry and where the support services (including warranty repair services) for most major truck and trailer equipment manufacturers are readily available.

Effective as of the beginning of 2010, the Company began to classify federal fuel taxes as a component of fuel expense rather than as a component of operating taxes and licenses as had been presented in reports prior to 2010. These reclassifications have had no effect on operating income, net income or earnings per share. The Company has made corresponding reclassifications to comparative periods shown.

Segment Financial Information

The Company's operations are all in the motor carrier segment and are aggregated into a single operating segment in accordance with the aggregation criteria under Generally Accepted Accounting Principles (“GAAP”).

Operations

Our operations can generally be classified into truckload services or brokerage and logistics services. Truckload services include those transportation services in which we utilize company owned trucks or owner-operator owned trucks for the pickup and delivery of freight. The brokerage and logistics services consists of services such as transportation scheduling, routing, mode selection, transloading and other value added services related to the transportation of freight which may or may not involve the use of company owned or owner-operator owned equipment. Both our truckload operations and our brokerage and logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. Truckload services operating revenues, before fuel surcharges represented 85.9%, 85.3%, and 89.6% of total operating revenues for the years ended December 31, 2010, 2009, and 2008, respectively. The remaining operating revenues, before fuel surcharge for the same periods were generated by brokerage and logistics services, representing 14.1%, 14.7%, and 10.4%, respectively.

Approximately 65% of the Company's revenues are derived from domestic shipments while approximately 35% of our revenues are derived from freight originating from or destined to locations in Mexico or Canada.

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

Developing Customer Relationships within High Density Traffic Lanes. We strive to maximize utilization and increase revenue per truck while minimizing our time and empty miles between loads. In this regard, we seek to provide equipment to our customers in defined regions and disciplined traffic lanes. This strategy enables us to:

·	maintain more consistent equipment capacity;

·	provide a high level of service to our customers, including time-sensitive delivery schedules;

·	attract and retain drivers; and

·	maintain a sound safety record as drivers travel familiar routes.

Providing Superior and Flexible Customer Service. Our wide range of services includes expedited services, dedicated fleet services, logistics services, time-definite delivery, two-man driving teams, cross-docking and consolidation programs, specialized trailers, international services to Mexico and Canada, and Internet-based customer access to delivery status. These services allow us to quickly and reliably respond to the diverse needs of our customers, and provide an advantage in securing new business.

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

Industry

According to the American Trucking Association’s “American Trucking Trends 2009-2010” report, the trucking industry transported approximately 69% of the total volume of freight transported in the United States during 2008, which equates to 10.2 billion tons and $660 billion in revenue. The truckload industry is highly fragmented and is impacted by several economic and business factors, many of which are beyond the control of individual carriers. The state of the economy, coupled with equipment capacity levels, can impact freight rates. Volatility of various operating expenses, such as fuel and insurance, make the predictability of profit levels uncertain. Availability, attraction, retention and compensation for drivers also affect operating costs, as well as equipment utilization. In addition, the capital requirements for equipment, coupled with potential uncertainty of used equipment values, impact the ability of many carriers to expand their operations. The current operating environment is characterized by the following:

·	Intense competition for freight

·	Price increases by truck and trailer equipment manufacturers

·	Volatile fuel costs, generally trending higher

·	In recent years, many less profitable or undercapitalized carriers have been forced to consolidate or to exit the industry

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

Our five largest customers, for which we provide carrier services covering a number of geographic locations, accounted for approximately 52%, 42% and 49% of our total revenues in 2010, 2009 and 2008, respectively. General Motors Corporation accounted for approximately 34%, 25% and 31% of our revenues in 2010, 2009 and 2008, respectively.

We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. Approximately 40%, 31% and 40% of our revenues were derived from transportation services provided to the automobile industry during 2010, 2009 and 2008, respectively.

Revenue Equipment

At December 31, 2010, we operated a fleet of 1,768 trucks, which includes 28 owner-operator trucks, and 4,632 trailers, which includes 50 leased trailers. Our company-owned trucks are late model, well-maintained, premium trucks, which we believe help to attract and retain drivers, promote safe operations, minimize maintenance and repair costs, and improve customer service by minimizing service interruptions caused by breakdowns. We evaluate our equipment purchasing decisions based on factors such as initial cost, useful life, warranty terms, expected maintenance costs, fuel economy, driver comfort, customer needs, manufacturer support, and resale value.

We contract with owner-operators to provide greater flexibility in responding to fluctuations in consumer demand. Owner-operators provide their own trucks and are contractually responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes, among other things. They are also responsible for maintaining compliance with the Federal Motor Carrier Administration regulations.

During 1999, the U.S. Environmental Protection Agency (“EPA”) proposed a three-phase strategy to reduce engine emissions from heavy-duty vehicles through a combination of advanced emissions control technologies and diesel fuel with a reduced sulfur content. Each phase and its effect on the Company’s operations, if known, are described below. The first phase (Phase I) mandated new engine emission standards for all model year 2004 heavy-duty trucks; however, through agreements with heavy-duty diesel engine manufacturers, the effective date was accelerated to October 1, 2002. Therefore, effective October 1, 2002, all newly manufactured truck engines had to comply with the new engine emission standards. All truck engines manufactured prior to October 1, 2002 were not subject to these new standards. As of December 31, 2010, the majority of our Company-owned truck fleet consisted of trucks with engines that comply with these emission standards. The Company has experienced a reduction in fuel efficiency and increased depreciation expense due to the higher cost of trucks with these new engines.

In the second phase (Phase II), effective January 1, 2007, the EPA mandated a new set of more stringent emission standards for vehicles powered by diesel fuel engines manufactured in 2007 through 2009. These new engines have been designed for and require the use of a more costly type of fuel known as ultra-low-sulfur-diesel (“ULSD”) which, according to EPA estimates, cost from $0.04 to $0.05 more per gallon due to increased refining costs. The EPA also mandated that refiners and importers nationwide ensure that at least 80% of the volume of the highway diesel fuel they produced or imported was ULSD-compliant by June 1, 2006. A majority of the Company’s current truck fleet can be fueled with either ULSD or low-sulfur diesel (“LSD”), but additional future purchases of trucks which contain 2007 or later diesel engines will require the use of ULSD fuel. As of December 31, 2010, 834 trucks in our Company-owned truck fleet consisted of trucks with engines that comply with the Phase II emission standards and require the use of ULSD. As compared to our current Company-owned truck fleet which contain primarily Phase I diesel engines, trucks powered by the Phase II compliant diesel engines had a significantly higher purchase price and as a result, our depreciation expense increased as we replaced older trucks with trucks powered by the Phase II diesel engines. We also expect that these Phase II diesel engines will result in higher maintenance costs. To the extent we are unable to offset these anticipated increased costs with rate increases charged to customers or offsetting cost savings in other areas, our results of operations will be adversely affected.

During the third phase (Phase III), which was effective in 2010, final emission standards became effective and LSD fuel was no longer available for highway use. The EPA required that by June 1, 2010 all diesel fuel imported or produced must be ULSD-compliant as it phased out LSD fuel availability by December 1, 2010. During 2011, the Company expects to take delivery of 450 new trucks, all of which will contain engines compliant with the Phase III emission standards. We are unable at this time to determine the increase in operating costs, if any, of trucks powered by the Phase III compliant engines. Trucks powered by the Phase III diesel engine are currently available for purchase at a significant price premium as compared to the Phase II powered trucks and as a result, the Company expects that our depreciation expense will increase as we replace older trucks with trucks powered by the Phase III diesel engines.

Technology

We have installed Qualcomm display units in all of our trucks. The Qualcomm system is a satellite-based global positioning and communications system that allows fleet managers to communicate directly with drivers. Drivers can provide location status and updates directly to our computer system which increases productivity and convenience. This system provides us with accurate estimated time of arrival information, which optimizes load selection and service levels to our customers. In order to optimize our truck-to-trailer ratio, we have also installed Qualcomm TrailerTracs™ tracking units in most of our trailers. The TrailerTracs system is a trailer tracking product that enables us to more efficiently track the location of trailers in our inventory.

Our information systems manage the data provided by the Qualcomm devices to provide us with real-time information regarding the location, status and load assignment of all of our equipment, which permits us to better meet delivery schedules, respond to customer inquiries and match equipment with the next available load. Our system also provides real-time information electronically to our customers regarding the status of freight shipments and anticipated arrival times. This system provides our customers flexibility and convenience by extending supply chain visibility through electronic data interchange, the Internet and e-mail.

Maintenance

We have a strictly enforced comprehensive preventive maintenance program for our trucks and trailers. Inspections and various levels of preventive maintenance are performed at set intervals on both trucks and trailers. A maintenance and safety inspection is performed on all vehicles each time they return to a terminal.

Our trucks carry full warranty coverage for at least three years or 350,000 miles. Extended warranties are negotiated with the truck manufacturer and manufacturers of major components, such as engine, transmission and differential manufacturers, for up to four years or 500,000 miles. Our trailers carry full warranties by the manufacturer and major component manufacturers for up to five years.

Employees

At December 31, 2010, we employed 2,658 persons, of whom 2,141 were drivers, 195 were maintenance personnel, 163 were employed in operations, 36 were employed in marketing, 64 were employed in safety and personnel, and 59 were employed in general administration and accounting. None of our employees are represented by a collective bargaining unit and we believe that our employee relations are good.

Drivers

At December 31, 2010, we utilized 2,141 company drivers in our operations. We also had 28 owner-operators under contract compensated on a per mile basis. Our drivers are compensated on the basis of miles driven, loading and unloading, extra stops and layovers in transit. Drivers can earn bonuses by recruiting other qualified drivers who become employed by us and both cash and non-cash prizes are awarded for consecutive periods of safe, accident-free driving. All of our drivers are recruited, screened, drug tested and trained and are subject to the control and supervision of our operations and safety departments. Our driver training program stresses the importance of safety and reliable, on-time delivery. Drivers are required to report to their driver managers daily and at the earliest possible moment when any condition en route occurs that might delay their scheduled delivery time.

In addition to strict application screening and drug testing, before being permitted to operate a vehicle our drivers must undergo classroom instruction on our policies and procedures, safety techniques as taught by the Smith System of Defensive Driving, and the proper operation of equipment, and must pass both written and road tests. Instruction in defensive driving and safety techniques continues after hiring, with seminars at several of our terminals. At December 31, 2010, we employed 48 persons on a full-time basis in our driver recruiting, training and safety instruction programs.

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

Seasonality

Our revenues do not exhibit a significant seasonal pattern due primarily to our varied customer mix. Operating expenses can be somewhat higher in the winter months primarily due to decreased fuel efficiency and increased maintenance costs associated with inclement weather. In addition, the automobile plants for which we transport a large amount of freight typically utilize scheduled shutdowns in July and December and the volume of automotive freight we ship is reduced during such scheduled plant shutdowns.

Regulation

We are a common and contract motor carrier regulated by various United States federal and state, Canadian provincial, and Mexican federal agencies. These regulatory agencies have broad powers, generally governing matters such as authority to engage in motor carrier operations, motor carrier registration, driver hours-of-service (“HOS”), drug and alcohol testing of drivers, and safety, weight and dimensions of transportation equipment.  The primary regulatory agencies affecting the Company’s operations include the Federal Motor Carrier Safety Administration (“FMCSA”), the Pipeline and Hazardous Materials Safety Agency, and the Surface Transportation Board, which are all agencies within the U.S. Department of Transportation (“DOT”). We believe that we are in compliance in all material respects with applicable regulatory requirements relating to our business and operate with a “satisfactory” rating (the highest of three grading categories) from the DOT. In addition, we are subject to compliance with cargo-security and transportation regulations issued by the Transportation Security Administration, a component department within the U.S. Department of Homeland Security. To the extent that we conduct operations outside the United States, we are subject to the Foreign Corrupt Practices Act, which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or retaining favorable treatment.

In 2004, the FMCSA issued updated rules related to driver HOS limits that became effective October 1, 2005 (the "2005 Rules"). In July 2007, a federal appeals court vacated certain provisions of the 2005 Rules relating to the expansion of the driving day from 10 hours to 11 hours, and the "34-hour restart," which allowed drivers to restart calculations of the weekly on-duty time limits after the driver had at least 34 consecutive hours off duty. The court indicated that, in addition to other reasons, it vacated these two provisions because the FMCSA failed to provide adequate data supporting its decision to increase the driving day and provide for the 34-hour restart. In November 2008, following the submission of additional data by FMCSA and a series of appeals and related court rulings, the FMCSA published its final rule, which retained the 11 hour driving day and the 34-hour restart provision. Safety advocacy groups have continued to challenge the final rule and in an effort to an end to litigation by these groups, the FMCSA agreed to propose new rules by July 26, 2011. During December 2010, the FMCSA released the proposed new rules for public comment which included provisions that would shorten allowable daily driving time from 11 hours to 10 hours and also require that drivers take two nights of rest during the 34 hour restart provision. These proposed changes were generally not well received by either safety advocacy groups, which viewed the changes as not restrictive enough, or by the trucking industry, which viewed the changes as too restrictive and overly complex. We are unable to predict the final outcome of any particular HOS rule proposals or how a court may rule on any challenges related to the proposals but expect that any significant changes to the driver HOS rules that, in effect, reduce available driving time or restrict scheduling flexibility would have a negative impact our current operations.

During January 2011, the FMCSA issued a proposed rule that would require interstate commercial trucks to install electronic on-board recorders (“EOBRs”) to monitor compliance with HOS regulations. Under this proposal, all motor carriers currently required to maintain records of duty status for HOS record keeping would be required to use EOBRs to monitor their drivers' compliance with HOS requirements. Motor carriers would be given three years after the effective date of the final rule to comply with these requirements. The rule also proposes that for commercial motor vehicles manufactured on and after June 4, 2012, motor carriers must install and use an electronic device that meets the requirements of EOBRs and HOS rules. The public comment  period extends 60 days from the date the proposal was issued. Management is currently evaluating the impact of any additional costs or operational changes necessary with regard to any EOBR device requirements.

During 2010, the FMCSA also implemented its “Compliance, Safety, Accountability” program (“CSA”), formerly known as “Comprehensive Safety Analysis 2010” or “CSA 2010”. The stated goal under CSA is to achieve a greater reduction in large truck and bus crashes, injuries and fatalities, while maximizing the resources of the FMCSA and its state partners. Since the 1970s, federal and state enforcement agencies, in partnership with the motor carrier industry, have progressively reduced the commercial vehicle related fatality crash rate. Under CSA, the FMCSA will use a comprehensive measurement system of all safety-based violations found during roadside inspections, weighing such violations by their relationship to crash risk. CSA data analysis expands on the previous system utilized by the FMCSA and covers more behavioral areas specifically linked to crash risk such as unsafe or fatigued driving, driver fitness, controlled substances, crash history, vehicle maintenance, and improper loading. Safety performance information will be accumulated to assess the safety performance of both carriers and drivers. This expanded methodology for determining a carrier's DOT safety rating may have an adverse effect on our DOT safety rating. We currently have a satisfactory DOT rating, which is the highest available rating. A conditional or unsatisfactory DOT safety rating could adversely affect our business because some of our customer contracts may require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could negatively impact or restrict our operations.

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

We are affected by recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries, such as the automotive industry, where we have a significant concentration of customers. Economic conditions may also adversely affect our customers and their ability to pay for our services.

We operate in a highly competitive and fragmented industry, and our business may suffer if we are unable to adequately address downward pricing pressures and other factors that may adversely affect our ability to compete with other carriers.

In addition, we cannot predict the effects on the economy or consumer confidence of actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements. Enhanced security measures could impair our operating efficiency and productivity and result in higher operating costs.

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

A significant portion of our revenue is generated from our major customers. For 2010, our top five customers, based on revenue, accounted for approximately 52% of our revenue, and our largest customer, General Motors Corporation, accounted for approximately 34% of our revenue. We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. As a result, the concentration of our business within the automobile industry is greater than the concentration in a single customer. Approximately 40% of our revenues for 2010 were derived from transportation services provided to the automobile industry.

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

None of our employees are currently represented by a collective bargaining agreement. However, we can offer no assurance that our employees will not unionize in the future, particularly if legislation is passed that facilitates unionization.

Disruptions in the credit markets may adversely affect our business, including the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows and financial condition.

If cash from operations are not sufficient, we may be required to rely on the capital and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets, as have been experienced during recent years, could adversely affect our ability to draw on our bank revolving credit facility. Our access to funds under the credit facility is dependent on the ability of banks to meet their funding commitments. A bank may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time.

Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.

We have significant ongoing capital requirements that could affect our liquidity and profitability if we are unable to generate sufficient cash from operations or obtain sufficient financing on favorable terms.

The trucking industry is capital intensive. If we are unable to generate sufficient cash from operations in the future, we may have to limit our growth, enter into unfavorable financing arrangements, or operate our revenue equipment for longer periods, any of which could have a material adverse affect on our profitability.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

We are subject to various environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks, and discharge and retention of storm-water. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination could occur. We also maintain bulk fuel storage and fuel islands at two of our facilities. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, it could have a materially adverse effect on our business and operating results. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

In addition, as global warming issues become more prevalent, federal, state  and local governments as well as some of our customers, are beginning to respond to these issues. This increased focus on sustainability may result in new regulations and customer requirements that could negatively affect us as we may incur additional costs or be required to make changes to our operations in order to comply with any new regulations or customer requirements. Revenues could decrease if we are unable to meet regulatory or customer sustainability requirements. These additional costs, changes in operations, or loss of revenues could have a material adverse affect on our business, financial condition and results of operations.

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

The EPA adopted new emission control regulations, which required progressive reductions in exhaust emissions from diesel engines through 2010. In part to offset the costs of compliance with the new EPA engine design requirements, some manufacturers have increased new equipment prices and eliminated or sharply reduced the price of repurchase or trade-in commitments. If new equipment prices continue to increase, or if the price of repurchase commitments by equipment manufacturers were to decrease more than anticipated, we may be required to increase our depreciation and financing costs and/or retain some of our equipment longer, which may result in an increase in maintenance expenses. To the extent we are unable to offset any such increases in expenses with rate increases or cost savings, our results of operations would be adversely affected. If our fuel or maintenance expenses were to increase as a result of our use of the new, EPA-compliant engines, and we are unable to offset such increases with fuel surcharges or higher freight rates, our results of operations would be adversely affected. Further, our business and operations could be adversely impacted if we experience problems with the reliability of the new engines. Although we have not experienced any significant reliability issues with these engines to date, the expenses associated with the trucks containing these engines have been slightly elevated, primarily as a result of lower fuel efficiency and higher depreciation.

During 2010, the FMCSA implemented its “Compliance, Safety, Accountability” program (“CSA”), formerly known as “Comprehensive Safety Analysis 2010” or “CSA 2010”. CSA is a new enforcement and compliance initiative that provides for driver standards in addition to the carrier standards previously in place. Under CSA, the methodology for determining a carrier's DOT safety rating will be expanded to include the on-road safety performance of the carrier's drivers. As a result of these new regulations, including the expanded methodology for determining a carrier's DOT safety rating, there may be an adverse effect on our DOT safety rating. We currently have a satisfactory DOT rating, which is the highest available rating. A conditional or unsatisfactory DOT safety rating could adversely affect our business because some of our customer contracts may require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could negatively impact or restrict our operations.

During 2010, the FMCSA also proposed changes to the current HOS rules which, if become final as proposed, could have a material adverse affect on our profitability. The proposed changes include a shortening of allowable daily driving time from 11 hours to 10 hours and a requirement that drivers take two nights of rest during the 34-hour restart provision. Both of these provisions could have an adverse effect on the Company’s productivity and could add complexity to load scheduling.

During January 2011, the FMCSA issued a proposed rule that would require interstate commercial trucks to install electronic on-board recorders (“EOBRs”) to monitor compliance with HOS regulations. Under this proposal, all motor carriers currently required to maintain records of duty status for HOS record keeping would be required to use EOBRs to monitor their drivers' compliance with HOS requirements. Motor carriers would be given three years after the effective date of the final rule to comply with these requirements. The rule also proposes that for commercial motor vehicles manufactured on and after June 4, 2012, motor carriers must install and use an electronic device that meets the requirements of EOBRs and HOS rules. Management is currently evaluating the impact of any additional costs or operational changes necessary with regard to any EOBR device requirements.

We may incur additional operating expenses or liabilities as a result of potential future requirements to address climate change issues.

Regulations or legislation related to climate change that potentially imposes restrictions, caps, taxes, or other controls on emissions of greenhouse gases such as carbon dioxide, a by-product of burning fossil fuels such as those used in the Company’s trucks, could adversely affect our operations and financial results.  More specifically, legislative or regulatory actions related to climate change could adversely impact the Company by increasing our fuel costs and reducing fuel efficiency and could result in the creation of substantial additional capital expenditures and operating costs in the form of taxes, emissions allowances, or required equipment upgrades. Any of these factors could impair our operating efficiency and productivity and result in higher operating costs

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices and primary terminal facilities, which we own, are located in Tontitown, Arkansas. These facilities are located on approximately 49.3 acres and consist of 114,403 square feet of office space and maintenance and storage facilities.

Our subsidiaries lease facilities in Effingham, Illinois; North Jackson, Ohio; Oklahoma City, Oklahoma; Bath, Pennsylvania; El Paso, Texas; and Monterrey, Mexico. Our terminal facilities in Columbia, Mississippi; Irving and Laredo, Texas; North Little Rock, Arkansas; and Willard, Ohio are owned. The leased facilities are leased primarily on contractual terms typically ranging from one to five years. As of December 31, 2010, the following provides a summary of the ownership and types of activities conducted at each location:

Location	Own/ Lease	Dispatch Office	Maintenance Facility	Safety Training
Tontitown, Arkansas	Own	Yes	Yes	Yes
North Little Rock, Arkansas	Own	No	Yes	No
Effingham, Illinois	Lease	No	Yes	No
Columbia, Mississippi	Own	No	No	No
North Jackson, Ohio	Lease	Yes	Yes	Yes
Willard, Ohio	Own	Yes	Yes	No
Oklahoma City, Oklahoma	Lease	No	Yes	No
Bath, Pennsylvania	Lease	No	Yes	No
El Paso, Texas	Lease	No	No	No
Irving, Texas	Own	Yes	Yes	Yes
Laredo, Texas	Own	Yes	Yes	Yes
Monterrey, Mexico	Lease	No	No	No

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

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Market under the symbol PTSI. The following table sets forth, for the quarters indicated, the range of the high and low sales prices per share for our common stock as reported on the NASDAQ Global Market.

Fiscal Year Ended December 31, 2010
	High	Low
First Quarter	$15.40	$9.25
Second Quarter	18.60	13.00
Third Quarter	16.35	10.76
Fourth Quarter	13.61	10.65

Fiscal Year Ended December 31, 2009
	High	Low
First Quarter	$7.89	$2.71
Second Quarter	5.86	5.00
Third Quarter	8.87	5.47
Fourth Quarter	10.93	7.51

As of February 28, 2011, there were approximately 136 holders of record of our common stock.

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

Repurchases of Equity Securities by the Issuer

The Company’s stock repurchase program was first announced on April 11, 2005. The repurchase program was subsequently extended and expanded several times, most recently in November 2010, when the Board of Directors authorized the Company to repurchase up to 500,000 shares of its common stock during the twelve month period following the announcement. The Company did not repurchase any shares of its common stock during the fourth quarter of 2010 and as of December 31, 2010, the maximum number of shares that may yet be purchased under the repurchase program is 500,000.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for a presentation of compensation plans under which equity securities of the Company are authorized for issuance.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of the CRSP Total Return Index for the NASDAQ Stock Market (U.S. companies) and the CRSP Total Return Index for the NASDAQ Trucking and Transportation Stocks for the period of five years commencing December 31, 2005 and ending December 31, 2010. The graph assumes that the value of the investment in our common stock and in each index was $100 on December 31, 2005 and that all dividends were reinvested.

Item 6. Selected Financial Data.

The following selected financial and operating data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Statement of Operations Data:
Operating revenues:
Operating revenues, before fuel surcharge	$282,524	$260,774	$323,272	$351,701	$351,373
Fuel surcharge	49,470	31,136	83,451	57,140	48,896
Total operating revenues	331,994	291,910	406,723	408,841	400,269

Operating expenses:
Salaries, wages and benefits	109,728	101,833	123,961	135,606	127,539
Fuel expense (1)	97,523	73,562	150,776	125,456	107,575
Rent and purchased transportation	42,469	40,713	39,887	38,718	43,844
Depreciation and amortization	27,035	37,742	37,477	38,759	33,929
Goodwill impairment charge	-	-	15,413	-	-
Operating supplies	30,105	26,572	30,514	30,845	25,682
Operating taxes and licenses (1)	4,954	5,020	5,692	6,306	6,132
Insurance and claims	12,820	12,579	16,018	17,591	16,389
Communications and utilities	2,731	2,644	2,869	3,113	2,642
Other	5,169	4,967	5,119	7,130	5,426
(Gain) loss on sale or disposal of property	(337)	931	952	(48)	47
Total operating expenses	332,197	306,563	428,678	403,476	369,205
Operating (loss) income	(203)	(14,653)	(21,955)	5,365	31,064
Non-operating income (loss)	852	(745)	(4,996)	1,707	448
Interest expense	(2,252)	(2,373)	(2,429)	(2,453)	(1,475)
(Loss) income before income taxes	(1,603)	(17,771)	(29,380)	4,619	30,037
Income tax (benefit) expense	(948)	(6,924)	(10,615)	1,966	12,073
Net (loss) income	$(655)	$(10,847)	$(18,765)	$2,653	$17,964
(Loss) earnings per common share:
Basic	$(0.07)	$(1.15)	$(1.94)	$0.26	$1.74
Diluted	$(0.07)	$(1.15)	$(1.94)	$0.26	$1.74
Average common shares outstanding – Basic	9,415	9,411	9,683	10,238	10,296
Average common shares outstanding – Diluted(2)	9,415	9,411	9,683	10,239	10,302
__________
(1)
During 2010, the Company began to classify federal fuel tax expense as a component of fuel expense rather than operating taxes and licenses expense. This reclassification has no effect on net operating income, net income or earnings per share. The Company has made corresponding reclassifications to comparative periods shown.

(2)	Diluted income per share for 2007 and 2006 assumes the exercise of stock options to purchase an aggregate of 19,213 and 55,738 shares of common stock, respectively.

	At December 31,
	2010		2009	2008	2007	2006
Balance Sheet Data:	(in thousands)
Total assets	$264,340		$260,656	$290,361	$319,904	$314,246
Long-term debt, excluding current portion	17,201		27,202	35,492	44,172	21,205
Stockholders' equity	147,948		147,127	155,477	179,377	185,028

	Year Ended December 31,
	2010		2009	2008	2007	2006
Operating Data:
Operating ratio (1)	100.1%		105.6%	106.8%	98.5%	91.2%
Average number of truckloads per week	6,054		6,275	7,559	7,849	7,200
Average miles per trip	625		556	598	647	659
Total miles traveled (in thousands)	192,139		177,872	221,450	246,801	229,810
Average miles per truck	110,236		102,816	111,114	118,483	123,156
Average revenue, before fuel surcharge per truck per day	$639		$591	$662	$695	$778
Average revenue, before fuel surcharge per loaded mile	$1.35		$1.36	$1.41	$1.38	$1.43
Empty mile factor	6.3%		7.7%	7.3%	6.5%	5.9%

At end of period:
Total company-owned/leased trucks	1,768	(2)	1,731 (3)	1,839 (4)	2,055 (5)	1,998 (6)
Average age of company-owned trucks (in years)	3.24		2.60	1.90	1.75	1.55
Total company-owned/leased trailers	4,632	(7)	4,630	4,809	4,882	4,540
Average age of company-owned trailers (in years)	6.21		5.22	4.43	4.44	4.16
Number of employees	2,658		2,591	2,931	3,181	3,062
__________
(1) Total operating expenses, net of fuel surcharge as a percentage of operating revenues, before fuel surcharge.
(2) Includes 28 owner operator trucks; (3) Includes 34 owner operator trucks; (4) Includes 33 owner operator trucks.
(5) Includes 55 owner operator trucks; (6) Includes 49 owner operator trucks; (7) Includes 50 leased trailers.

The Company has not declared or paid any cash dividends during any of the periods presented above.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

The Company's administrative headquarters are in Tontitown, Arkansas. From this location we manage operations conducted through our wholly owned subsidiaries based in various locations around the United States, Mexico, and Canada. The operations of these subsidiaries can generally be classified into either truckload services or brokerage and logistics services. Truckload services include those transportation services in which we utilize company owned trucks or owner-operator owned trucks. Brokerage and logistics services consist of services such as transportation scheduling, routing, mode selection, transloading and other value added services related to the transportation of freight which may or may not involve the usage of company owned or owner-operator owned equipment. Both our truckload operations and our brokerage/logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. All of the Company's operations are in the motor carrier segment.

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 85.9%, 85.3%, and 89.6% of total revenues, excluding fuel surcharges for the twelve months ended December 31, 2010, 2009, and 2008, respectively.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During 2010, 2009 and 2008, approximately $49.5 million, $31.1 million and $83.5 million, respectively, of the Company's total revenue was generated from fuel surcharges. We also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Results of Operations - Truckload Services

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Years Ended December 31,
	2010	2009	2008
Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	44.4	44.8	42.1
Fuel expense, net of fuel surcharge	19.8	19.2	23.4
Rent and purchased transportation	2.3	2.7	3.2
Depreciation and amortization	11.1	17.0	12.9
Goodwill impairment	0.0	0.0	2.9
Operating supplies and expenses	12.4	11.9	10.5
Operating taxes and licenses	2.0	2.3	2.0
Insurance and claims	5.3	5.6	5.5
Communications and utilities	1.1	1.1	1.0
Other	2.0	2.1	1.7
Loss on sale or disposal of property	0.1	0.4	0.3
Total operating expenses	100.5	107.1	105.5
Operating loss	(0.5)	(7.1)	(5.5)
Non-operating income (loss)	0.3	(0.3)	(1.7)
Interest expense	(0.8)	(1.1)	(0.8)
Loss before income taxes	(1.0)%	(8.5)%	(8.0)%

2010 Compared to 2009

For the year ended December 31, 2010, truckload services revenue, before fuel surcharges, increased 9.1% to $242.8 million as compared to $222.5 million for the year ended December 31, 2009. The increase relates primarily an increase in the average number of miles traveled per unit each work day from 403 miles during 2009 to 434 miles during 2010. Also contributing to the increase in revenue was an increase in the average rate charged per total mile and a decrease in the number of non-compensated miles traveled with empty trailers. During 2010, the average rate charged to customers per total mile increased by $0.01 as compared to the average rate charged during 2009 and the number of non-compensated miles decreased by 1.6 million miles.

Salaries, wages and benefits decreased from 44.8% of revenues, before fuel surcharges, during 2009 to 44.4% of revenues, before fuel surcharges, during 2010. The decrease, as a percentage of revenues, resulted primarily from the interaction of wages with fixed cost characteristics, such as general and administrative, maintenance, and operations wages, with higher revenues. Using a dollar-based comparison, salaries, wages and benefits increased from $99.7 million during 2009 to $107.9 million during 2010 as the number of driver compensated miles increased from 177.9 million miles during 2009 to 192.1 million miles during 2010. The Company also experienced a decrease in expenses associated with employee health and workers compensation benefits which decreased from $9.0 million during 2009 to $7.2 million during 2010.

Fuel expense, net of fuel surcharge, increased from 19.2% of revenues, before fuel surcharges, during 2009 to 19.8% of revenues, before fuel surcharges, during 2010 which, on a dollar basis, represented an increase from $42.6 million during 2009 to $48.1 million during 2010. The increase relates to both an increase in the number of gallons of fuel purchased resulting from more miles traveled and an increase in the average surcharge-adjusted price paid per gallon of fuel from $1.30 during 2009 to $1.35 paid per gallon during 2010. Fuel surcharge collections vary from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of declining fuel prices. During the first quarter of 2010, the Company began to classify federal fuel taxes paid on the purchase of fuel as a component of Fuel expense rather than as a component of Operating taxes and licenses. The Company has made corresponding reclassifications to comparative periods.

Rent and purchased transportation decreased from 2.7% of revenues, before fuel surcharges, in 2009 to 2.3% of revenues, before fuel surcharges, in 2010. The decrease relates primarily to a decrease in amounts paid to third party transportation service providers for intermodal services.

Depreciation and amortization decreased from 17.0% of revenues, before fuel surcharges, in 2009 to 11.1% of revenues, before fuel surcharges, in 2010. The percentage related to depreciation expense for 2009 was elevated due to a change in estimated residual values for a certain group of tractors. During the fourth quarter of 2009, management determined that a certain group of trucks, with guaranteed manufacturer trade-in residual values, would not be used as trade-ins for a newer model of the same make. Accordingly, the manufacturer guaranteed residual values associated with these trucks were no longer available. Management expected that these trucks would be sold on the open market and that the ultimate selling price would be significantly lower than the manufacturer guaranteed residual values. Therefore, the residual values of these trucks were reduced during the fourth quarter of 2009 to reflect this expectation. This reduction in residual values resulted in additional depreciation expense of $4.2 million during 2009. Also, during the fourth quarter of 2009, management performed an evaluation of the appropriateness of the estimated useful lives and residual values assigned to its remaining truck and trailer fleet. During this evaluation, and based on a decrease in anticipated future capital expenditures, management determined that the useful life of its tractor fleet should be extended to 5 years from 3 or 4 years and that the useful life of its trailer fleet should be extended to 12 years from 10 years. Residual values of trucks and trailers were also reduced accordingly to reflect the estimated value at the end of the extended period. Excluding the impact of the additional $4.2 million depreciation, depreciation and amortization, decreased from 15.1% of revenues, before fuel surcharges, in 2009 to 11.1% of revenues, before fuel surcharges, in 2010. Other than the decreases resulting from the changes mentioned above, also contributing to the percentage decrease was the percentage effect of higher revenues during 2010 as compared to 2009 with the fixed cost nature of depreciation expense. On a dollar basis, and excluding the additional $4.2 million depreciation discussed above, depreciation and amortization expense decreased from $33.5 million during 2009 to $26.9 million during 2010 as extending the expected useful life of trucks and trailers resulted in lower monthly depreciation expense albeit over a longer period of time.

Operating supplies and expenses increased from 11.9% of revenues, before fuel surcharges, during 2009 to 12.4% of revenues, before fuel surcharges, during 2010. The increase relates primarily to an increase in equipment maintenance and repair costs as the tractor and trailer fleet has aged as a result of delayed equipment replacements due to the current economic environment. To a lesser extent, an increase in driver recruiting costs, which consist primarily of payments to third-party driver training schools, also contributed to the increase for the periods compared. On a dollar basis, operating supplies and expenses increased from $26.5 million during 2009 to $30.1 million during 2010. The primary components of the increase were an increase in maintenance and repair costs of $3.5 million and an increase in driver recruiting costs of $1.2 million and were partially offset by a decrease in tolls and other miscellaneous operating costs.

Operating taxes and licenses decreased from 2.3% of revenues, before fuel surcharges, during 2009 to 2.0% of revenues, before fuel surcharges, during 2010. The decrease, as a percentage of revenue, resulted from the interaction of expenses with fixed-cost characteristics, such as registration fees, with an increase in revenues for the periods compared. On a dollar basis, operating taxes and licenses, which consists primarily of equipment registration fees, decreased from $5.0 million during 2009 to $4.9 million during 2010. During the first quarter of 2010, the Company began to classify federal fuel taxes paid on the purchase of fuel as a component of Fuel expense rather than as a component of Operating taxes and licenses. The Company has made corresponding reclassifications to comparative periods.

Insurance and claims expense decreased from 5.6% of revenues, before fuel surcharges, during 2009 to 5.3% of revenues, before fuel surcharges, during 2010. The decrease, as a percentage of revenues, resulted primarily from the interaction of fixed-rate insurance premiums, such as physical damage premiums, with higher revenues. On a dollar basis, insurance and claims expense increased from $12.6 million during 2009 to $12.8 million during 2010. This dollar-based increase relates primarily to an increase in auto liability insurance premiums which are determined based on a negotiated rate-per-mile (“NRPM”) with the Company’s insurance carrier. During 2010, the number of miles used to calculate the premiums increased to 192.1 million miles as compared to 2009 miles of 177.9 million and, on a dollar basis, translated into an increase in auto liability insurance expense.

Other expenses decreased from 2.1% of revenues, before fuel surcharges, during 2009 to 2.0% of revenues, before fuel surcharges, during 2010. The decrease relates primarily to a decrease in uncollectible revenue expense.

Loss on sale or disposal of property decreased from 0.4% of revenues, before fuel surcharges, during 2009 to 0.1% of revenues, before fuel surcharges, during 2010. The decrease relates primarily to a gain associated with the sale of the assets of East Coast Transport and Logistics, LLC during the third quarter of 2010 which partially offset losses realized on the sale or disposal of revenue equipment.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased to 100.5% for 2010 from 107.1% for 2009.

Non-operating income (loss) changed from a loss of 0.3% of revenues, before fuel surcharges, during 2009 to a gain of 0.3% of revenues, before fuel surcharges, during 2010. The components of this category consist primarily of dividends earned and gains or losses on the Company’s investments in marketable equity securities. The change relates primarily to a decrease in the amount of losses recognized between the periods on the Company’s investments in marketable equity securities due to write-downs to fair market value. Each period, management must determine if the Company’s investments in marketable equity securities are other-than-temporarily impaired and any such investment determined to be other-than-temporarily impaired, must be written down to fair market value. The amount of these write-downs, as determined by the difference between the recorded cost of the investment and its respective quoted market price, were approximately $1.5 million during 2009 as compared to $0.1 million during 2010.

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

Fuel expense, net of fuel surcharge, decreased from 23.4% of revenues, before fuel surcharges, during 2008 to 19.2% of revenues, before fuel surcharges, during 2009 which, on a dollar basis, represented a decrease from $67.8 million during 2008 to $42.6 million during 2009. The decrease relates to both a decrease in the number of gallons of fuel purchased resulting from fewer miles traveled and a decrease in the average surcharge-adjusted price paid per gallon of fuel from $1.61 during 2008 to $1.30 paid per gallon during 2009. Fuel surcharge collections vary from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of declining fuel prices. During the first quarter of 2010, the Company began to classify federal fuel taxes paid on the purchase of fuel as a component of Fuel expense rather than as a component of Operating taxes and licenses. The Company has made corresponding reclassifications to comparative periods.

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

Operating taxes and licenses increased from 2.0% of revenues, before fuel surcharges, during 2008 to 2.3% of revenues, before fuel surcharges, during 2009. The increase, as a percentage of revenue, resulted from the interaction of expenses with fixed-cost characteristics, such as registration fees, with a decrease in revenues for the periods compared. However, on a dollar basis, operating taxes and licenses, which consists primarily of equipment registration fees, decreased from $5.7 million during 2008 to $5.0 million during 2009 as a result of a smaller fleet size being registered during 2009 as compared to fleet size registered during 2008. During the first quarter of 2010, the Company began to classify federal fuel taxes paid on the purchase of fuel as a component of Fuel expense rather than as a component of Operating taxes and licenses. The Company has made corresponding reclassifications to comparative periods.

Insurance and claims expense increased from 5.5% of revenues, before fuel surcharges, during 2008 to 5.6% of revenues, before fuel surcharges, during 2009. On a dollar basis, insurance and claims expense decreased from $16.0 million during 2008 to $12.6 million during 2009. This dollar-based decrease relates primarily to a decrease in auto liability insurance premiums which are determined based on the NRPM with the Company’s insurance carrier. During 2009, the number of miles used to calculate the premiums decreased to 177.9 million miles as compared to 2008 miles of 221.4 million and translated into a decrease in auto liability insurance expense. During October 2009, the Company’s auto liability insurance policy was renewed at a rate which represented a 2.2% reduction in the NRPM and this lower rate-per-mile has also contributed to the dollar-based decrease for the periods compared.

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

	Years Ended December 31,
	2010	2009	2008
Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	4.6	5.5	6.2
Fuel expense	0.0	0.0	0.0
Rent and purchased transportation, net of fuel surcharge	93.0	90.4	89.5
Depreciation and amortization	0.0	0.0	0.0
Goodwill impairment	0.0	0.0	20.6
Operating supplies and expenses	0.0	0.0	0.0
Operating taxes and licenses	0.0	0.0	0.0
Insurance and claims	0.1	0.1	0.1
Communications and utilities	0.3	0.2	0.3
Other	0.7	0.9	1.0
Gain on sale or disposal of property	(1.2)	0.0	0.0
Total operating expenses	97.5	97.1	117.7
Operating income (loss)	2.5	2.9	(17.7)
Non-operating income	0.3	0.0	0.0
Interest expense	(0.6)	(0.1)	(0.2)
Income (loss) before income taxes	2.2%	2.8%	(17.9)%

2010 Compared to 2009

For the year ended December 31, 2010, logistics and brokerage services revenues, before fuel surcharges, increased 3.7% to $39.7 million as compared to $38.3 million for the year ended December 31, 2009. The increase was primarily the result of an increase in the rates charged for loads brokered during 2010 as compared to 2009.

Salaries, wages and benefits decreased from 5.5% of revenues, before fuel surcharges, in 2009 to 4.6% of revenues, before fuel surcharges, in 2010. The decrease relates to the interaction between these expenses, which exhibit fixed cost characteristics, and an increase in revenue.

Rent and purchased transportation increased from 90.4% of revenues, before fuel surcharges, in 2009 to 93.0% of revenues, before fuel surcharges, in 2010. The increase relates to an increase in amounts charged by third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased to 97.5% for 2010 from 97.1% for 2009.

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

Goodwill impairment decreased from 20.6% of revenues, before fuel surcharges, in 2008 to 0.0% of revenues, before fuel surcharges, in 2009 as the Company had no recorded goodwill remaining. Goodwill impairment was recorded during the Company’s 2008 annual test of goodwill impairment as required by GAAP. The impairment of our goodwill was triggered by the sustained decline of our market capitalization caused by a decrease in our stock price during 2008 and in the fourth quarter of 2008 we recognized an impairment expense which represented the entire balance of our recorded goodwill.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased to 97.1% for 2009 from 117.7% for 2008.

Results of Operations - Combined Services

2010 Compared to 2009

Income tax benefit was approximately $0.9 million in 2010 resulting in an effective rate of 59.2%, as compared to an income tax benefit of approximately $6.9 million in 2009 resulting in an effective rate of 39.0%. The effective tax rate differs from the statutory rate primarily due to the existence of partially non-deductible meal and incidental expense per-diem payments to company drivers as well as tax credits related to the Company’s purchase of qualified alternative motor fuel vehicles during 2010. Per-diem payments may cause a significant difference in the Company’s effective tax rate from period-to-period as the proportion of non-deductible expenses to pre-tax net income increases or decreases.

We determined, based on significant judgment, that a valuation allowance against our deferred tax assets has not been necessary. Management evaluates the ability to realize its deferred tax assets based upon negative and positive evidence available and, based on the evidence available at this time, management concludes that it is "more likely than not" that we will be able to realize the benefit of our deferred tax assets in the near future.

As of December 31, 2010, there were no significant unrecognized tax benefits and an adjustment to the Company’s consolidated financial statements for uncertain tax positions was not required as management believes that the Company’s significant tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2007 and forward remain open to examination in those jurisdictions. During 2010, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions and does not believe it is reasonably possible that our unrecognized tax benefits will significantly change within the next twelve months.

The combined net loss for all divisions was $0.7 million, or 0.2% of revenues, before fuel surcharge, for 2010 as compared to the combined net loss for all divisions of $10.8 million or 4.2% of revenues, before fuel surcharge, for 2009. The increase in income resulted in a decrease in the diluted loss per share from $1.15 for 2009 to a diluted loss per share of $0.07 for 2010.

2009 Compared to 2008

Income tax benefit was approximately $6.9 million in 2009 resulting in an effective rate of 39.0%, as compared to income tax benefit of approximately $10.6 million in 2008 resulting in an effective rate of 36.1%. The effective tax rate differs from the statutory rate primarily due to the existence of partially non-deductible meal and incidental expense per-diem payments to company drivers as well as a one-time benefit due to non-taxable life insurance proceeds received during 2009. Per-diem payments may cause a significant difference in the Company’s effective tax rate from period-to-period as the proportion of non-deductible expenses to pre-tax net income increases or decreases.

We have determined, based on significant judgment, that a valuation allowance against our deferred tax assets has not been necessary. Management evaluates the ability to realize its deferred tax assets based upon negative and positive evidence available and, based on the evidence available at this time, management concludes that it is "more likely than not" that we will be able to realize the benefit of our deferred tax assets in the near future.

At December 31, 2009, there were no significant unrecognized tax benefits and an adjustment to the Company’s consolidated financial statements for uncertain tax positions was not required as management believes that the Company’s significant tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2007 and forward remain open to examination in those jurisdictions. During 2009, the Company did not recognize or accrue any interest or penalties related to uncertain income tax positions and our unrecognized tax benefits did not significantly change during the twelve months following 2009.

The combined net loss for all divisions was $10.8 million, or 4.2% of revenues, before fuel surcharge, for 2009 as compared to the combined net loss for all divisions of $18.8 million or 5.8% of revenues, before fuel surcharge, for 2008. The increase in income resulted in a decrease in the diluted loss per share from $1.94 for 2008 to a diluted loss per share of $1.15 for 2009.

Quarterly Results of Operations

The following table presents selected consolidated financial information for each of our last eight fiscal quarters through December 31, 2010. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the quarterly information.

	Quarter Ended
	Mar. 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	Mar. 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009
	(unaudited)
	(in thousands, except earnings per share data)
Operating revenues	$81,847	$85,238	$86,706	$78,203	$65,818	$68,476	$76,743	$80,872
Total operating expenses	81,877	82,918	87,186	80,217	69,432	72,040	78,092	86,999
Operating (loss) income	(30)	2,320	(480)	(2,014)	(3,614)	(3,564)	(1,349)	(6,127)
Net (loss) income	(315)	1,262	(491)	(1,110)	(3,346)	(2,356)	(1,230)	(3,915)
(Loss) earnings per common share:
Basic	$(0.03)	$0.13	$(0.05)	$(0.12)	$(0.36)	$(0.25)	$(0.13)	$(0.42)
Diluted	$(0.03)	$0.13	$(0.05)	$(0.12)	$(0.36)	$(0.25)	$(0.13)	$(0.42)

Liquidity and Capital Resources

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our lines of credit and installment notes.

During 2010, we generated $15.0 million in cash from operating activities compared to $32.1 million and $40.6 million in 2009 and 2008, respectively. Investing activities used $14.2 million in cash during 2010 compared to $2.4 million and $48.3 million in 2009 and 2008, respectively. The cash used for investing activities in all three years related primarily to the purchase of revenue equipment such as trucks and trailers or related equipment such as auxiliary power units. Financing activities provided $3.1 million in cash during 2010 compared to financing activities in 2009 which used $20.7 million and financing activities in 2008 which provided $8.1 million. See the Consolidated Statements of Cash Flows in Item 8 of this Report.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing lines of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations, to finance capital expenditures and repay long-term debt. During 2010 and 2009, we utilized cash on hand, installment notes, and our lines of credit to finance revenue equipment purchases of approximately $22.5 million and $9.2 million, respectively.

Occasionally we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 12 to 48 months. At December 31, 2010, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $40.6 million. These installment notes are payable in 36 monthly installments at a weighted average interest rate of 4.94%. At December 31, 2009, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $37.5 million. These installment notes were payable in 36 monthly installments at a weighted average interest rate of 4.87%.

In order to maintain our truck and trailer fleet count it is often necessary to purchase replacement units and place them in service before trade units are removed from service. The timing of this process often requires the Company to pay for new units without any reduction in price for trade units. In this situation, the Company later receives payment for the trade units as they are delivered to the equipment vendor and have passed vendor inspection. During the twelve months ended December 31, 2010 and 2009, the Company received approximately $5.6 million and $7.1 million, respectively, for units delivered for trade.

During 2010 we maintained a $30.0 million revolving line of credit. Amounts outstanding under the line bear interest at LIBOR (determined as of the first day of each month) plus 1.95% (2.21% at December 31, 2010), are secured by our trade accounts receivable and mature on May 31, 2012. At December 31, 2010, outstanding advances on the line were approximately $2.6 million, which consisted entirely of letters of credit, with availability to borrow $27.4 million.

Cash and cash equivalents at December 31, 2010 increased approximately $3.9 million as compared to December 31, 2009. In addition to an increase in general sales revenue for the periods compared, factors contributing to the increase in cash and cash equivalents also include an increase in long-term debt borrowings and a decrease in long-term debt repayments during 2010 as compared to 2009. Partially offsetting this increase was an increase in amounts paid for revenue equipment purchases during 2010.

Prepaid expenses and deposits at December 31, 2010 increased approximately $4.3 million as compared to December 31, 2009. The increase relates primarily to an increase in amounts prepaid for auto liability insurance premiums and annual equipment registration fees. In December 2010, a larger portion of the 2011 auto liability insurance premiums were paid in advance as compared to amounts prepaid during December 2009. Also, during December 2010, the 2011 equipment registration fees were paid in advance. There was not a corresponding prepayment for the 2010 registration fees made during December 2009. Prepaid expenses are subsequently amortized to expense over the relevant coverage period.

Marketable equity securities at December 31, 2010 increased approximately $3.4 million as compared to December 31, 2009. The increase was primarily related to changes in the market value of the investments, net of sales and other-than-temporary write-downs. These securities, combined with equity securities purchased in prior periods, have a combined cost basis of approximately $11.2 million and a combined fair market value of approximately $18.3 million. The Company has developed a strategy to invest in securities from which it expects to receive dividends that qualify for favorable tax treatment, as well as appreciate in value. The Company anticipates that increases in the market value of the investments combined with dividend payments will exceed interest rates paid on borrowings for the same period. During 2010 the Company had net unrealized pre-tax gains of approximately $2.1 million and received dividends of approximately $0.6 million. The holding term of these securities depends largely on the general economic environment, the equity markets, borrowing rates and the Company's cash requirements.

Revenue equipment, at December 31, 2010, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units and auxiliary power units, decreased approximately $13.6 million as compared to December 31, 2009. The decrease is attributable to the net effect of disposing 414 trucks and 27 trailers during 2010 while only purchasing 212 trucks and 100 trailers during 2010.

Accounts payable at December 31, 2010 increased approximately $2.6 million as compared to December 31, 2009. The increase is primarily related to an increase in amounts accrued for the purchase of revenue equipment received which had not been paid for by the end of the period.

Accrued expenses and other liabilities at December 31, 2010 decreased approximately $1.0 million as compared to December 31, 2009. The decrease is primarily related to a decrease in amounts reserved at the end of the period for workers compensation and health benefits claims reserves.

Current maturities of long-term debt at December 31, 2010 increased approximately $13.1 million as compared to December 31, 2009. The increase is related to an increase in installment note payments due within the next twelve months as a result of the maturity of certain installment note obligations with a balloon payment feature. Partially offsetting the increase was the effect of approximately $12.0 million in scheduled installment note payments made during 2010 against the principal portion of installment notes outstanding at December 31, 2009 and additional installment note agreements entered into during 2010.

Long-term debt at December 31, 2010 decreased approximately $10.0 million as compared to December 31, 2009. The decrease is primarily related to reclassification to the current maturities category of certain installment note obligations with a balloon payment feature maturing within the next twelve months. Partially offsetting the decrease were additional installment note agreements entered into during 2010 for approximately $15.0 million.

For 2011, we expect to purchase 450 new trucks and 300 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $43.7 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our anticipated future cash flows and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Contractual Obligations and Commercial Commitments

The following table sets forth the Company's contractual obligations and commercial commitments as of December 31, 2010:

	Payments due by period (in thousands)
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 Years

Long-term debt (1)	$42,776	$24,954	$17,822	$-	$-
Operating leases (2)	2,433	702	1,074	657	-
Lease residual value guarantees	165	-	-	165	-
Total	$45,374	$25,656	$18,896	$822	$-

(1)	Including interest.
(2)	Represents equipment, building, facilities, and drop yard operating leases.

Off-Balance Sheet Arrangements

During 2010, the Company entered into an operating lease for the lease of trailers. This lease included a requirement that we guarantee a portion of the residual value of the trailers at the end of the lease term up to a certain amount. As a result, we are subject to the risk that equipment values may decline below the amount of the guaranteed residual amount which would result in the Company being required to make cash payments for a limited deficiency amount. At December 31, 2010, the maximum amount of the potential deficiency obligation equates to $165,000. We currently anticipate that the value of the trailers at the end of the lease will be sufficient to cover the guaranteed portion of the expected residual value of the trailers and that a cash payment will not be required. To the extent the expected value at the end of the lease becomes lower than the amount of the residual value guaranteed, we would begin accruing for the difference over the remaining lease term.

The trailers held under operating leases are not carried on our balance sheet and respective lease payments are reflected in our consolidated statement of operations as a component of the caption “Rents and purchased transportation”. Rent expense related to the trailers under the operating lease agreement totaled $94,000 for the year ended December 31, 2010.

Insurance

With respect to physical damage for trucks, cargo loss and auto liability, the Company maintains insurance coverage to protect it from certain business risks. These policies are with various carriers and have per occurrence deductibles of $2,500, $10,000 and $2,500 respectively. The Company maintains workers’ compensation coverage in Arkansas, Ohio, Oklahoma, Mississippi, and Florida with a $500,000 self-insured retention and a $500,000 per occurrence excess policy. The Company has elected to opt out of workers' compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has reserved for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers’ compensation claims. Letters of credit aggregating $1,401,000 and certificates of deposit totaling $300,000 are held by banks as security for workers’ compensation claims. The Company self insures for employee health claims with a stop loss of $275,000 per covered employee per year and estimates its liability for claims incurred but not reported.

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

Business Combinations and Goodwill. Upon acquisition of an entity, the acquired assets and liabilities are recorded at fair value. Identification of intangible assets, if any, that meet certain recognition criteria is necessary. This identification and subsequent valuation requires significant judgments. The carrying value of goodwill, if any, is tested annually. As of December 31, 2010 the Company has no recorded goodwill.

Foreign Currency Transactions. The books and records of our branch office in Mexico are maintained in the Mexican peso, the local currency, and management has determined that the functional currency is the U.S dollar. Therefore, the books and records of the Mexico branch office are remeasured each period without the need for translation as the reporting currency is the U.S. dollar. The Company remeasures the monetary assets and liabilities of this branch office at the rate of exchange in effect at the end of the reporting period. Non-monetary assets and liabilities are remeasured using historical rates. Revenues and expenses are remeasured using weighted-average exchange rates for each period. Any resulting exchange gains or losses from the remeasurement process are included in non-operating income (expense) in the Company’s consolidated statements of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk exposures include equity price risk, interest rate risk, commodity price risk (the price paid to obtain diesel fuel for our trucks), and foreign currency exchange rate risk. The potential adverse impact of these risks are discussed below.

The following sensitivity analyses do not consider the effects that an adverse change may have on the overall economy nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results of changes in prices or rates may differ materially from the hypothetical results described below.

Equity Price Risk

We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities increased to $18.3 million at December 31, 2010 from $14.9 million at December 31, 2009. The increase includes additional purchases, net of sales or write-downs, of approximately $1.3 million during 2010 and an increase in the fair market value of approximately $2.1 million during 2010. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.8 million. For additional information with respect to the marketable equity securities, see Note 3 to our consolidated financial statements.

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

Commodity Price Risk

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our 2010 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by $9.8 million.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk related to the activities of our branch office located in Mexico. Currently, we do not hedge our exchange rate exposure through any currency forward contracts, currency options, or currency interest rate swaps as all of our revenues, and substantially all of our expenses and capital expenditures, are transacted in U.S. dollars. However, certain operating expenditures and capital purchases related to our Mexico branch office are incurred in or exposed to fluctuations in the exchange rate between the U.S. Dollar and the Mexican peso. Based on 2010 expenditures denominated in pesos, a 10% increase in the exchange rate would increase our annual operating expenses by $1,000.

Item 8. Financial Statements and Supplementary Data.

The following statements are filed with this report:

Report of Independent Registered Public Accounting Firm – Grant Thornton LLP
Consolidated Balance Sheets - December 31, 2010 and 2009
Consolidated Statements of Operations - Years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Shareholders’ Equity and Other Comprehensive Income (Loss) - Years ended
December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows - Years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
P.A.M. Transportation Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries (collectively, the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P.A.M. Transportation Services, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), P.A.M. Transportation Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
March 14, 2011

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2010 AND 2009 (in thousands, except share and per share data)

ASSETS	2010	2009

CURRENT ASSETS:
Cash and cash equivalents	$13,774	$9,870
Accounts receivable—net:
Trade	48,193	45,911
Other	3,607	1,551
Inventories	832	750
Prepaid expenses and deposits	9,518	5,258
Marketable equity securities	18,273	14,921
Income taxes refundable	2,356	467
Deferred income taxes—current	-	1,401

Total current assets	96,553	80,129

PROPERTY AND EQUIPMENT:
Land	4,924	4,924
Structures and improvements	13,667	13,665
Revenue equipment	284,196	297,788
Office furniture and equipment	8,298	7,929

Total property and equipment	311,085	324,306

Accumulated depreciation	(145,708)	(145,526)

Net property and equipment	165,377	178,780

OTHER ASSETS:
Other	2,410	1,747

Total other assets	2,410	1,747

TOTAL ASSETS	$264,340	$260,656

		(Continued)

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2010 AND 2009 (in thousands, except share and per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY	2010	2009

CURRENT LIABILITIES:
Accounts payable	$17,092	$14,492
Accrued expenses and other liabilities	9,497	10,504
Current maturities of long—term debt	23,410	10,331
Deferred income taxes—current	1,146	-

Total current liabilities	51,145	35,327

Long-term debt—less current portion	17,201	27,202
Deferred income taxes—less current portion	48,046	51,000

Total liabilities	116,392	113,529

COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,373,207 and 11,372,207 shares issued; 9,414,607 and 9,413,607 shares outstanding at December 31, 2010 and December 31, 2009, respectively	114	114
Additional paid-in capital	77,837	77,704
Accumulated other comprehensive income	4,406	3,063
Treasury stock, at cost; 1,958,600 shares	(29,127)	(29,127)
Retained earnings	94,718	95,373

Total shareholders’ equity	147,948	147,127

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$264,340	$260,656

		(Concluded)
See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008 (in thousands, except per share data)

	2010	2009	2008
OPERATING REVENUES:
Revenue, before fuel surcharge	$282,524	$260,774	$323,272
Fuel surcharge	49,470	31,136	83,451

Total operating revenues	331,994	291,910	406,723

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	109,728	101,833	123,961
Fuel expense	97,523	73,562	150,776
Rents and purchased transportation	42,469	40,713	39,887
Depreciation and amortization	27,035	37,742	37,477
Goodwill impairment charge	-	-	15,413
Operating supplies and expenses	30,105	26,572	30,514
Operating taxes and licenses	4,954	5,020	5,692
Insurance and claims	12,820	12,579	16,018
Communications and utilities	2,731	2,644	2,869
Other	5,169	4,967	5,119
(Gain) loss on disposition of equipment	(337)	931	952

Total operating expenses and costs	332,197	306,563	428,678

OPERATING LOSS	(203)	(14,653)	(21,955)

NON-OPERATING INCOME (EXPENSE)	852	(745)	(4,996)
INTEREST EXPENSE	(2,252)	(2,373)	(2,429)

LOSS BEFORE INCOME TAXES	(1,603)	(17,771)	(29,380)

FEDERAL & STATE INCOME TAX (BENEFIT) EXPENSE:
Current	195	180	314
Deferred	(1,143)	(7,104)	(10,929)

Total federal & state income tax (benefit) expense	(948)	(6,924)	(10,615)

NET LOSS	$(655)	$(10,847)	$(18,765)

LOSS PER COMMON SHARE:
Basic	$(0.07)	$(1.15)	$(1.94)
Diluted	$(0.07)	$(1.15)	$(1.94)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,415	9,411	9,683
Diluted	9,415	9,411	9,683

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS) YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008 (in thousands)
	Common Stock Shares / Amount		Additional Paid-In Capital	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

BALANCE— January 1, 2008	9,838	$114	$77,557		$1,921	$(25,200)	$124,985	$179,377

Components of comprehensive income:
Net loss				$(18,765)			(18,765)	(18,765)
Other comprehensive gain:
Realized loss on marketable
securities, net of tax of $(6)				11	11			11
Unrealized loss on marketable
securities, net of tax of $(1,072)				(1,321)	(1,321)			(1,321)
Total comprehensive loss				$(20,075)
Treasury stock repurchases	(428)					(3,927)		(3,927)
Share-based compensation			102					102

BALANCE— December 31, 2008	9,410	114	77,659		611	(29,127)	106,220	155,477

Components of comprehensive income:
Net loss				$(10,847)			(10,847)	(10,847)
Other comprehensive gain:
Realized gain on marketable
securities, net of tax of $(9)				(13)	(13)			(13)
Unrealized gain on marketable
securities, net of tax of $(1,601)				2,465	2,465			2,465
Total comprehensive loss				$(8,395)
Exercise of stock options-shares
issued including tax benefits	4		16					16
Share-based compensation			29					29

BALANCE— December 31, 2009	9,414	114	77,704		3,063	(29,127)	95,373	147,127

Components of comprehensive income:
Net loss				$(655)			(655)	(655)
Other comprehensive gain:
Realized gain on marketable
securities, net of tax of $(125)				(189)	(189)			(189)
Unrealized gain on marketable
securities, net of tax of $(866)				1,532	1,532			1,532
Total comprehensive income				$688
Exercise of stock options-shares
issued including tax benefits	1		10					10
Share-based compensation			123					123

BALANCE— December 31, 2010	9,415	$114	$77,837		$4,406	$(29,127)	$94,718	$147,948

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008 (in thousands)
	2010	2009	2008
OPERATING ACTIVITIES:
Net loss	$(655)	$(10,847)	$(18,765)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,035	37,742	37,477
Goodwill impairment charge	-	-	15,413
Bad debt expense	274	837	295
Stock compensation—net of excess tax benefits	118	29	102
Non-compete agreement amortization—net of payments	-	-	(17)
Provision for deferred income taxes	(1,143)	(7,104)	(10,929)
Reclassification of unrealized loss on marketable equity securities	60	1,471	5,227
(Gain) loss on sale of marketable equity securities	(329)	(189)	656
(Gain) loss on sale or disposal of equipment	(337)	931	952
Changes in operating assets and liabilities:
Accounts receivable	(2,232)	(3,415)	14,505
Prepaid expenses, inventories, and other assets	(5,005)	3,217	5,639
Income taxes refundable (payable)	(1,883)	7,639	2,574
Trade accounts payable	108	136	(11,007)
Accrued expenses	(1,007)	1,691	(1,477)
Net cash provided by operating activities	15,004	32,138	40,645

INVESTING ACTIVITIES:
Purchases of property and equipment	(24,056)	(12,261)	(60,218)
Proceeds from disposition of equipment	11,614	9,460	11,398
Changes in restricted cash	(746)	19	4,042
Sales of marketable equity securities	622	399	611
Purchases of marketable equity securities	(1,621)	-	(4,154)
Net cash used in investing activities	(14,187)	(2,383)	(48,321)

FINANCING ACTIVITIES:
Borrowings under line of credit	378,347	322,365	546,144
Repayments under line of credit	(378,347)	(326,109)	(585,592)
Borrowings of long-term debt	15,048	6,736	53,470
Repayments of long-term debt	(11,970)	(16,879)	(8,839)
Borrowings under margin account	-	13,377	19,800
Repayments under margin account	-	(20,249)	(12,929)
Repurchases of common stock	-	-	(3,927)
Stock compensation excess tax benefits	5	-	-
Exercise of stock options	4	16	-
Net cash provided by (used in) financing activities	3,087	(20,743)	8,127

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,904	9,012	451

CASH AND CASH EQUIVALENTS—Beginning of year	9,870	858	407
CASH AND CASH EQUIVALENTS—End of year	$13,774	$9,870	$858

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid during the period for:
Interest	$2,243	$2,410	$2,430
Income taxes	$2,296	$137	$303

NONCASH INVESTING AND FINANCING ACTIVITIES—
Purchases of revenue equipment included in accounts payable	$2,525	$38	$5,951

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

1.	ACCOUNTING POLICIES

Description of Business and Principles of Consolidation–P.A.M. Transportation Services, Inc. (the “Company”), through its subsidiaries, operates as a truckload transportation and logistics company.

The consolidated financial statements include the accounts of the Company and its wholly owned operating subsidiaries: P.A.M. Transport, Inc., P.A.M. Dedicated Services, LLC, Choctaw Express, LLC, Allen Freight Services, LLC, Decker Transport Co., LLC, McNeill Express, Inc., T.T.X., LLC, Transcend Logistics, Inc., and East Coast Transport and Logistics, LLC. The following subsidiaries were inactive during all periods presented: P.A.M. International, Inc., P.A.M. Logistics Services, Inc., Choctaw Brokerage, Inc., P.A.M. Canada, Inc. and S & L Logistics, Inc. All significant intercompany accounts and transactions have been eliminated.

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

Bank Overdrafts–The Company classifies bank overdrafts in current liabilities as an accounts payable and does not offset other positive bank account balances located at the same or other financial institutions. Bank overdrafts generally represent checks written that have not yet cleared the Company’s bank accounts. The majority of the Company’s bank accounts are zero balance accounts that are funded at the time items clear against the account by drawings against a line of credit, therefore the outstanding checks represent bank overdrafts. Because the recipients of these checks have generally not yet received payment, the Company continues to classify bank overdrafts as accounts payable. Bank overdrafts are classified as changes in accounts payable in the cash flows from operating activities section of the Company’s Consolidated Statement of Cash Flows. Bank overdrafts as of December 31, 2010 and 2009 were approximately $3,124,000 and $4,563,000, respectively.

Accounts Receivable Other–The components of accounts receivable other consist primarily of amounts representing company driver advances, owner operator advances and equipment manufacturer warranties. Advances receivable from company drivers as of December 31, 2010 and 2009, were approximately $360,000 and $275,000, respectively.

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

Asset Class	Estimated Asset Life

Service vehicles	3-5 years
Office furniture and equipment	3-7 years
Revenue equipment	3-12 years
Structure and improvements	5-40 years

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

During the fourth quarter of 2009, management determined that a certain group of trucks, with guaranteed manufacturer trade-in residual values, would not be used as trade-ins for a newer model of the same make. Accordingly, the manufacturer guaranteed residual values associated with these trucks are no longer available. Management expects that these trucks will be sold on the open market and believes that the ultimate selling price will be significantly lower than the manufacturer guaranteed residual values. As such, the residual values of these trucks were reduced during the fourth quarter of 2009 to reflect this expectation which resulted in additional depreciation expense of approximately $4,200,000 during 2009. This additional depreciation expense increased the Company’s 2009 reported net loss by approximately $2,600,000 ($0.27 per diluted share).

Prepaid Tires–Tires purchased with revenue equipment are capitalized as a cost of the related equipment. Replacement tires are included in prepaid expenses and deposits and are amortized over a 24-month period. Amounts paid for the recapping of tires are expensed when incurred.

Advertising Expense–Advertising costs are expensed as incurred and totaled approximately $239,000, $125,000 and $307,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Repairs and Maintenance–Repairs and maintenance costs are expensed as incurred.

Goodwill–Goodwill represents the excess of the purchase price paid over the value assigned to tangible assets and liabilities and identifiable intangible assets of businesses acquired. The test for impairment of goodwill is performed on the Company as a whole, as we have determined that our reporting units can be aggregated. During 2008, all previously recorded goodwill had been fully impaired.

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

We recognize the impact of tax positions in our financial statements. These tax positions must meet a more-likely-than-not recognition threshold to be recognized and tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. We recognize potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of income as income tax expense.

Revenue Recognition–Revenue is recognized in full upon completion of delivery to the receiver’s location. For freight in transit at the end of a reporting period, the Company recognizes revenue pro rata based on relative transit miles completed as a portion of the estimated total transit miles. Expenses are recognized as incurred.

Share-Based Compensation–The Company estimates the fair value of stock option awards on the option grant date using the Black-Scholes pricing model and recognizes compensation for stock option awards expected to vest on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated at grant date based on historical experience. For additional information with respect to share-based compensation, see Note 12 to our consolidated financial statements.

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

Fair Value Measurements–Certain financial assets and liabilities are measured at fair value within the financial statements on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. For additional information with respect to fair value measurements, see Note 16 to our consolidated financial statements.

Segment and Concentrations of Credit Risk–The Company operates in one reporting segment, motor carrier operations. The Company provides truckload transportation services as well as brokerage and logistics services to customers throughout the United States and portions of Canada and Mexico. Truckload transportation services revenues, excluding fuel surcharges, represented 85.9%, 85.3%, and 89.6% of total revenues, excluding fuel surcharges, for the twelve months ended December 31, 2010, 2009, and 2008, respectively. Remaining revenues, excluding fuel surcharges, for each respective year were generated by brokerage and logistics services. The Company performs ongoing credit evaluations and generally does not require collateral from its customers. The Company maintains reserves for potential credit losses. In view of the concentration of the Company’s revenues and accounts receivable among a limited number of customers within the automobile industry, the financial health of this industry is a factor in the Company’s overall evaluation of accounts receivable.

Subsequent Events–We have evaluated subsequent events for recognition and disclosure through the date these financial statements were filed with the United States Securities and Exchange Commission.

Foreign Currency Transactions– The functional currency of the Company’s foreign branch office in Mexico is the U.S. dollar. The Company remeasures the monetary assets and liabilities of this branch office, which are maintained in the local currency ledgers, at the rates of exchange in effect at the end of the reporting period. Revenues and expenses recorded in the local currency during the period are remeasured using average exchange rates for each period. Non-monetary assets and liabilities are remeasured using historical rates. Any resulting exchange gain or loss from the remeasurement process are included in non-operating income (expense) in the Company’s consolidated statements of operations.

Recent Accounting Pronouncements–In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASC Update No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”), which updates ASC 820-10-20, Fair Value Measurements and Disclosures. ASU 2010-06 requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, ASU 2010-06 will require (a) an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements from one measurement date to another and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e., the activity must be presented on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). ASU 2010-06 clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 fair value measurements. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial condition, results of operations, or cash flow.

2.	TRADE ACCOUNTS RECEIVABLE

The Company's receivables result primarily from the sale of transportation and logistics services. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Accounts receivable which consist of both billed and unbilled receivables are recorded at their invoiced amount and are presented net of an allowance for doubtful accounts. Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectibility. Accounts receivable balances consist of the following components as of December 31, 2010 and 2009:

	2010	2009
	(in thousands)

Billed	$41,137	$42,573
Unbilled	9,474	5,998
Allowance for doubtful accounts	(2,418)	(2,660)

Total accounts receivable—net	$48,193	$45,911

An analysis of changes in the allowance for doubtful accounts for the years ended December 31, 2010, 2009, and 2008 follows:

	2010	2009	2008
	(in thousands)

Balance—beginning of year	$2,660	$2,156	$1,891
Provision for bad debts	529	899	353
Charge-offs	(1,100)	(395)	(104)
Recoveries	329	-	16
Balance—end of year	$2,418	$2,660	$2,156

3.	MARKETABLE EQUITY SECURITIES

The Company’s investments in marketable securities are classified as either trading or available-for-sale and consist of equity securities. Management determines the appropriate classification of these securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Marketable equity securities classified as available-for-sale are carried at fair value, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income in shareholders’ equity. Realized gains and losses, declines in value judged to be other-than-temporary on available-for-sale securities, and increases or decreases in value on trading securities, if any, are included in the determination of net income. A quarterly evaluation is performed in order to judge whether declines in value below cost should be considered temporary and when losses are deemed to be other-than temporary. Several factors are considered in this evaluation process, including the severity and duration of the decline in value, the financial condition and near-term outlook for the specific issuer, and the Company’s ability to hold the securities. There were no securities in a cumulative loss position for twelve months or longer at December 31, 2010.

As of December 31, 2010, equity securities classified as available-for-sale and equity securities classified as trading had a cost basis of approximately $11,000,000 and $157,000, respectively, and fair market values of approximately $18,101,000 and $171,000, respectively. For the year ended December 31, 2010, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $1,532,000, net of deferred income taxes. These securities had gross unrealized gains of approximately $7,333,000 and gross unrealized losses of approximately $232,000. As of December 31, 2010, the total unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $4,406,000. Also, during 2010, the Company recognized losses on trading securities of approximately $6,000, net of deferred income taxes.

For the year ending December 31, 2010, the Company sold certain securities which were held as available-for-sale and had a cost basis of approximately $308,000. The proceeds on these sales totaled approximately $622,000 which resulted in a realized gain of approximately $314,000. During 2009, the Company sold certain securities which were held as available-for-sale and had a cost basis of approximately $216,000. The proceeds on these sales totaled approximately $287,000 which resulted in a realized gain of approximately $71,000. The cost of securities sold is based on the specific identification method and interest and dividends on securities are included in non-operating income.

For the year ending December 31, 2010, the Company recorded an impairment charge of approximately $60,000 in non-operating income (expense) in its statement of operations. Based on the severity of declines in certain securities during 2010, and the fact that the Company has no evidence that indicates these securities will regain a value equal to or greater than their cost basis, their declines in value were determined to be other-than-temporary. These declines in value resulted primarily from our equity securities in the financial sector. For the year ended December 31, 2009, the Company recorded an impairment charge of approximately $1,500,000 in non-operating income (expense) in its statement of operations. These declines came primarily from our equity securities in the financial, pharmaceutical, and transportation sectors, which experienced significant declines during 2009 in their respective stock prices.

As of December 31, 2009, equity securities classified as available-for-sale and equity securities classified as trading had a cost basis of approximately $9,377,000 and $463,000, respectively, and fair market values of approximately $14,395,000 and $526,000, respectively. For the year ended December 31, 2009, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $2,465,000, net of deferred income taxes. These securities had gross unrealized gains of approximately $5,159,000 and gross unrealized losses of approximately $140,000. As of December 31, 2009, the total unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $3,063,000. Also, during 2009, the Company recognized losses on trading securities of approximately $72,000, net of deferred income taxes.

During 2010, three securities were transferred from trading to available-for-sale at their fair market values at the time of transfer. There were no reclassifications of marketable securities during 2009.

The following table shows the Company’s investments’ approximate gross unrealized losses and fair value at December 31, 2010 and 2009. These investments consist of equity securities. As of December 31, 2010 and 2009 there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	2010		2009
	(in thousands)
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses

Equity securities – Available for sale	$1,745	$232	$756	$140
Equity securities – Trading	-	-	62	1

Totals	$1,745	$232	$818	$141

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of December 31, 2010, the Company had no borrowings under its margin account.

4.	INTANGIBLE ASSETS

The Company tests goodwill for impairment annually in accordance with GAAP. The annual assessment completed in December 2008 indicated that goodwill was fully impaired. The impairment of goodwill recorded in 2008 was triggered by the sustained decline of our market capitalization caused by a decrease in our stock price during 2008.

Goodwill at December 31 is summarized as follows:

	2010	2009	2008
	(in thousands)

Goodwill, beginning of year	$-	$-	$15,413
Goodwill acquired	-	-	-
Goodwill impairment	-	-	(15,413)

Goodwill—end of year	$-	$-	$-

5.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at December 31 are summarized as follows:

	2010	2009
	(in thousands)

Payroll	$1,433	$1,378
Accrued vacation	2,039	2,020
Taxes—other than income	2,024	2,264
Interest	94	85
Driver escrows	850	832
Self-insurance claims	3,057	3,925

Total accrued expenses and other liabilities	$9,497	$10,504

6.	CLAIMS LIABILITIES

With respect to physical damage for trucks, cargo loss and auto liability, the Company maintains insurance coverage to protect it from certain business risks. These policies are with various carriers and have per occurrence deductibles of $2,500, $10,000 and $2,500 respectively. The Company has elected to self-insure for physical damage to trailers. The Company maintains workers’ compensation coverage in Arkansas, Ohio, Oklahoma, Mississippi, and Florida with a $500,000 self-insured retention and a $500,000 per occurrence excess policy. The Company has elected to opt out of workers' compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has accrued for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers’ compensation claims. Letters of credit aggregating $1,401,000 and certificates of deposit totaling $300,000 are held by banks as security for workers’ compensation claims. The Company self insures for employee health claims with a stop loss of $275,000 per covered employee per year and estimates its liability for claims outstanding and claims incurred but not reported.

7.	LONG-TERM DEBT

Long-term debt at December 31, consists of the following:

	2010	2009
	(in thousands)
Line of credit with a bank—due May 31, 2012, and
collateralized by accounts receivable (1)	$-	$-
Equipment financing (2)	40,611	37,389
Note payable (3)	-	144
Total long-term debt	$40,611	$37,533
Less current maturities	(23,410)	(10,331)

Long-term debt—net of current maturities	$17,201	$27,202

(1)
Line of credit agreement with a bank provides for maximum borrowings of $30.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of LIBOR as of the first day of the month plus 1.95% (2.21% at December 31, 2010) and are secured by our trade accounts receivable. Monthly payments of interest are required under this agreement. Also, under the terms of the agreement the Company must have (a) a debt to equity ratio of no more than 2:1, and (b) maintain a tangible net worth of at least $135 million. The Company was in compliance with all provisions of the agreement throughout 2010.

(2)
Equipment financings consist of installment obligations for revenue equipment purchases, payable in various monthly installments with various maturity dates through June 2013, at a weighted average interest rate of 4.94% as of December 31, 2010 and collateralized by revenue equipment.

(3)	6.0% note to the former owner of an acquired entity with an original face amount of $4,974,612, paid in March 2010.

The Company has provided letters of credit to third parties totaling approximately $2,638,000 at December 31, 2010. The letters are held by these third parties to assist such parties in collection of any amounts due by the Company should the Company default in its commitments to the parties.

Scheduled annual maturities on long-term debt outstanding at December 31, 2010, are:

(in thousands)

2011	$23,410
2012	10,097
2013	7,104
2014	-
2015	-

Total	$40,611

8.	CAPITAL STOCK

The Company's authorized capital stock consists of 40,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. At December 31, 2010, there were 11,373,207 shares of our common stock issued and 9,414,607 shares outstanding. No shares of our preferred stock were issued or outstanding at December 31, 2010.

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

Preferred Stock

Preferred stock may be issued from time to time by our Board of Directors, without stockholder approval, in such series and with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or other provisions, as may be fixed by the Board of Directors in the resolution authorizing their issuance. The issuance of preferred stock by the Board of Directors could adversely affect the rights of holders of shares of common stock; for example, the issuance of preferred stock could result in a class of securities outstanding that would have certain preferences with respect to dividends and in liquidation over the common stock, and that could result in a dilution of the voting rights, net income per share and net book value of the common stock. As of December 31, 2010, we have no agreements or understandings for the issuance of any shares of preferred stock.

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

In November 2010, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock during the twelve month period following the announcement. As of December 31, 2010, no shares had been repurchased under this repurchase authorization.

The Company accounts for Treasury stock using the cost method and as of December 31, 2010, 1,958,600 shares were held in the treasury at an aggregate cost of approximately $29,127,000.

9.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was comprised of net loss plus or minus market value adjustments related to marketable securities. The components of comprehensive income (loss) were as follows:

	2010	2009	2008
	(in thousands)

Net loss	$(655)	$(10,847)	$(18,765)

Other comprehensive income (loss):
Reclassification adjustment for realized losses
(gains) on marketable securities, included
in net income (loss), net of income taxes	(189)	(13)	11
Reclassification adjustment for unrealized
losses on marketable securities, included in
net income (loss), net of income taxes	37	941	3,214
Change in fair value of marketable
securities, net of income taxes	1,495	1,524	(4,535)

Total comprehensive income (loss)	$688	$(8,395)	$(20,075)

10.	SIGNIFICANT CUSTOMERS AND INDUSTRY CONCENTRATION

In 2010, 2009, and 2008, one customer, who is in the automobile manufacturing industry, accounted for 34%, 25% and 31% of revenues, respectively. The Company also provides transportation services to other manufacturers who are suppliers for automobile manufacturers including suppliers for the Company’s largest customer. As a result, concentration of the Company’s business within the automobile industry is significant. Of the Company’s revenues for 2010, 2009, and 2008, 40%, 31%, and 40%, respectively, were derived from transportation services provided to the automobile manufacturing industry. Accounts receivable from the largest customer totaled approximately $18,203,000 and $18,585,000 at December 31, 2010 and 2009, respectively.

11.	FEDERAL AND STATE INCOME TAXES

Under GAAP, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax reporting purposes.

Significant components of the Company’s deferred tax liabilities and assets at December 31 are as follows:

	2010		2009
	(in thousands)
	Current	Long-Term	Current	Long-Term

Deferred tax liabilities:
Property and equipment	$-	$52,531	$-	$52,646
Unrealized gains on securities	2,696	-	1,955	-
Prepaid expenses and other	3,284	-	1,988	-

Total deferred tax liabilities	5,980	52,531	3,943	52,646

Deferred tax assets:
Allowance for doubtful accounts	848	-	1,010	-
Alternative minimum tax credit	-	193	-	300
QAFMV tax credit	-	864	-	-
Compensated absences	679	-	617	-
Self-insurance allowances	580	-	844	-
Share-based compensation	-	386	-	339
Goodwill	-	199	-	658
Marketable equity securities	2,270	-	2,873	-
Net operating loss carryover	-	2,552	-	-
Capital loss carryover	457	-	-	-
Non-competition agreement	-	271	-	324
Other	-	20	-	25

Total deferred tax assets	4,834	4,485	5,344	1,646

Net deferred tax liability (asset)	$1,146	$48,046	$(1,401)	$51,000

The reconciliation between the effective income tax rate and the statutory Federal income tax rate for the years ended December 31, 2010, 2009 and 2008 is presented in the following table:

	2010		2009		2008
	(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent

Income tax at the
statutory federal rate	$(545)	34.0	$(6,042)	34.0	$(9,989)	34.0
Nontaxable income	-	-	(341)	1.9	-	-
Nondeductible expense	217	(13.5)	225	(1.3)	923	(3.1)
QAFMV credit	(570)	35.6	-	-	-	-
State income taxes—net
of federal benefit	(50)	3.1	(766)	4.4	(1,549)	5.2
Total income tax benefit	$(948)	59.2	$(6,924)	39.0	$(10,615)	36.1

The provision (benefit) for income taxes consisted of the following:

	2010	2009	2008
	(in thousands)
Current:
Federal	$-	$-	$(26)
State	195	180	340
	195	180	314
Deferred:
Federal	(970)	(7,209)	(8,865)
State	(173)	105	(2,064)
	(1,143)	(7,104)	(10,929)

Total income tax provision (benefit)	$(948)	$(6,924)	$(10,615)

The Company has alternative minimum tax credits of approximately $190,000 at December 31, 2010, which have no expiration date under the current federal income tax laws and general business credits of approximately $860,000 which expire after the year 2030. The Company also has net operating loss carryovers for federal income purposes of approximately $6.7 million which expire after the year 2030.

The Company does not have any material accrued interest or penalties associated with any unrecognized tax benefits. The Company's policy is to account for interest and penalties related to uncertain tax positions, if any, in income tax expense. There was no change in total gross unrecognized tax benefit liabilities for the year ended December 31, 2010.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which the Company operates generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2007 and forward remain open to examination in those jurisdictions.

During 2007, the Company contracted with a third-party qualified intermediary in order to implement a like-kind exchange tax program. Under the program, dispositions of eligible trucks or trailers and acquisitions of replacement trucks or trailers are made in a form whereby any associated tax gains related to the disposal are deferred. To qualify for like-kind exchange treatment, we exchange, through our qualified intermediary, eligible trucks or trailers being disposed with trucks or trailers being acquired that allows us to generally carryover the tax basis of the trucks or trailers sold. The program is expected to result in a significant deferral of federal and state income taxes. Under the program, the proceeds from the sale of eligible trucks or trailers carry a Company-imposed restriction for the acquisition of replacement trucks or trailers. These proceeds may be disqualified under the program at any time and at the Company’s sole discretion, however income tax deferral would not be available for any sale for which the Company disqualifies the related proceeds. At December 31, 2010, the Company had $758,000 of restricted cash held by the third-party qualified intermediary. At December 31, 2009, the Company had $12,000 of restricted cash held by the third-party qualified intermediary.

12.	SHARE-BASED COMPENSATION

The Company maintains a stock option plan under which incentive stock options and nonqualified stock options may be granted. On March 2, 2006, the Company’s Board of Director’s adopted, and shareholders later approved, the 2006 Stock Option Plan (the “2006 Plan”). The 2006 Plan replaced the expired 1995 Stock Option Plan which had 263,500 options remaining which were never issued. Under the 2006 Plan 750,000 shares were reserved for the issuance of stock options to directors, officers, key employees and others. The option exercise price under the 2006 Plan is the fair market value of the stock on the date the option is granted. The fair market value is determined by the average of the highest and lowest sales prices for a share of the Company’s common stock, on its primary exchange, on the same date that the option is granted.

During 2010, nonqualified options for 130,000 shares were issued under the 2006 Plan at an option exercise price ranging from $11.22 to $14.32 per share and at December 31, 2010, 556,000 shares were available for granting future options.

Outstanding incentive stock options at December 31, 2010, must be exercised within either five or ten years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at December 31, 2010, must be exercised within either five or ten years from the date of grant.

In November 2010, the Company granted to certain key employees, 50,000 nonqualified stock options and 64,000 performance-based variable nonqualified stock options. The exercise price for these awards was fixed at the grant date and was equal to the fair market value of the stock on that date. The nonqualified stock options vest in increments of 20% each year. The performance-based nonqualified stock options may be earned in four quarterly installments and one annual installment with vesting to occur in increments of 20% each year for any options earned. In order to meet the performance criteria, certain quarterly and annual “operating ratio” results must be achieved. The number of performance-based nonqualified options vesting each fiscal year will not be known until the date the quarterly performance criteria is measured. As of December 31, 2010, none of the options for shares have vested under this combined 114,000 share option grant.

The total fair value of options vested during 2010, 2009, and 2008 was approximately $118,000, $29,000, and $102,000, respectively. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $123,000 during 2010 and includes approximately $118,000 recognized as a result of the annual grant of 2,000 shares to each non-employee director during the first quarter of 2010. The Company recognized a total income tax benefit of approximately $74,000 related to stock-based compensation expense during 2010. The recognition of stock-based compensation expense increased diluted and basic loss per common share by approximately $0.01 during 2010. As of December 31, 2010, the Company had stock-based compensation plans with total unvested stock-based compensation expense, excluding stock-based compensation related to the performance-based variable nonqualified stock option grant, of approximately $312,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $63,400 in additional compensation expense related to unvested option awards during each of the years 2011 through 2015. Stock-based compensation expense to be recognized as a result of the grant of performance-based variable nonqualified stock options will not be known until the date performance criteria is measured.

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

Transactions in stock options under these plans are summarized as follows:

	Shares Under Option	Weighted- Average Exercise Price

Outstanding—January 1, 2008:	248,500	$22.81
Granted	16,000	14.98
Canceled	(10,000)	22.68

Outstanding—December 31, 2008:	254,500	$22.32
Granted	16,000	3.84
Exercised	(4,000)	3.84
Canceled	(80,000)	22.60

Outstanding—December 31, 2009:	186,500	$21.02
Granted	130,000	11.60
Exercised	(1,000)	3.84
Canceled	(64,000)	22.45

Outstanding—December 31, 2010:	251,500	$15.86

Options exercisable—December 31, 2010:	137,500	$19.70

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton (“BSM”) option-pricing model using the following assumptions:

	2010	2009	2008

Dividend yield	0%	0%	0%
Volatility range	57.35%—64.31%	58.07%	36.67%—38.54%
Risk-free rate range	1.80%—1.99%	1.57%	2.50%—4.38%
Expected life	4.3 years—6.5 years	4.4 years	4.3 years—5 years
Fair value of options (per share)	$6.34—$7.38	$1.84	$4.98—$8.89

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

Information related to the Company’s option activity as of December 31, 2010, and changes during the year then ended is presented below:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding at January 1, 2010	186,500	$21.02
Granted	130,000	11.60
Exercised	(1,000)	3.84
Canceled/forfeited/expired	(64,000)	22.45
Outstanding at December 31, 2010	251,500	$15.86	5.6	$81,180

Fully vested and exercisable at December 31, 2010	137,500	$19.70	2.0	$81,180
___________________________
* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on December 31, 2010, was $11.22.

The weighted-average grant-date fair value of options granted during the years 2010, 2009, and 2008 was $6.47, $1.84, and $4.98 per share, respectively. The weighted-average grant-date fair value of options either canceled, forfeited, or expired during the years 2010, 2009, and 2008 was $9.03, $9.17, and $9.33 per share, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008, was approximately $2,000, $13,000, and $0, respectively.

A summary of the status of the Company’s nonvested options as of December 31, 2010 and changes during the year ended December 31, 2010, is presented below:

	Number of Options	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2010	-	$-
Granted	130,000	6.47
Vested	(16,000)	7.38
Nonvested at December 31, 2010	114,000	$6.34

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of December 31, 2010 and the number and weighted average exercise price of options exercisable as of December 31, 2010 is as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$3.84	11,000	3.2	11,000
$11.22	114,000	10.0	-
$14.32	16,000	4.2	16,000
$14.98	16,000	2.2	16,000
$19.88	12,500	1.7	12,500
$22.92	14,000	1.2	14,000
$23.22	54,000	1.7	54,000
$26.73	14,000	0.4	14,000
	251,500	5.6	137,500

Cash received from option exercises totaled approximately $4,000, $15,000, and $0 during the years ended December 31, 2010, 2009, and 2008, respectively. The Company issues new shares upon option exercise.

13.	LOSS PER SHARE

Basic loss per common share was computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted loss per common share was calculated as follows:

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share data)

Net loss	$(655)	$(10,847)	$(18,765)

Basic weighted average common shares outstanding	9,415	9,411	9,683
Dilutive effect of common stock equivalents	-	-	-

Diluted weighted average common shares outstanding	9,415	9,411	9,683

Basic loss per share	$(0.07)	$(1.15)	$(1.94)

Diluted loss per share	$(0.07)	$(1.15)	$(1.94)

Options to purchase 164,850, 175,837, and 253,484 shares of common stock were outstanding as of December 31, 2010, 2009, and 2008, respectively, but were not included in the computation of diluted loss per share because to do so would have an anti-dilutive effect.

14.	BENEFIT PLAN

The Company sponsors a benefit plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deductible contributions to the plan. The plan provides for employer matching contributions of 50% of each participant’s voluntary contribution up to 3% of the participant’s compensation and vests at the rate of 20% each year until fully vested after five years. Total employer matching contributions to the plan totaled approximately $245,000, $270,000 and $305,000 in 2010, 2009 and 2008, respectively.

15.	COMMITMENTS AND CONTINGENCIES

The Company is not a party to any pending legal proceedings which management believes to be material to the financial position or results of operations of the Company. The Company maintains liability insurance against risks arising out of the normal course of its business.

The Company leases certain semi-trailers and premises under noncancelable operating lease agreements. Future minimum annual lease payments under these leases are as follows:

2011	$701,458
2012	602,434
2013	471,874
2014	375,374
2015	281,532

Total	$2,432,672

Total rental expense, net of amounts reimbursed for the years ended December 31, 2010, 2009 and 2008 was approximately $1,124,000, $1,201,000, and $2,243,000, respectively.

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

At December 31, 2010, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$18,273	$18,273	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying values and estimated fair values of this other long-term debt at December 31, 2010 and 2009 are summarized as follows:

	2010		2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$40,611	$40,775	$37,533	$37,238

The Company has not elected the fair value option for any of our financial instruments.

17.	RELATED PARTY TRANSACTIONS

In the normal course of business, transactions for transportation and repair services, property leases and other services are conducted between the Company and companies affiliated with a major stockholder. The Company recognized approximately $5,800,000, $3,294,000, and $114,000 in operating revenue and approximately $830,000, $1,025,000, and $1,750,000 in operating expenses in 2010, 2009, and 2008, respectively. In addition, also in the normal course of business, the Company purchased a terminal in Laredo, TX from an affiliate of  a major stockholder for approximately $5,921,000, of which $4,500,000 was paid as of December 31, 2008 and approximately $1,421,000 was paid in February 2009, subsequent to the completion of an independent appraisal.

The Company purchased physical damage insurance through an unaffiliated insurance broker which was written by an insurance company affiliated with a major stockholder. Annual premiums were approximately $1,696,000, $1,895,000 and $2,232,000 for 2010, 2009 and 2008, respectively. Beginning in 2009, the Company secured coverage for auto liability and general liability insurance under the same arrangement. Premiums paid for auto liability coverage during 2010 and 2009 were approximately $8,831,000 and $2,917,000, respectively. Premiums paid for general liability coverage during 2010 and 2009 were approximately $22,000 and $20,000, respectively.

Amounts owed to the Company by these affiliates were approximately $2,398,000 and $1,928,000 at December 31, 2010 and 2009, respectively. Of the accounts receivable at December 31, 2010, approximately $339,000 represents prepaid insurance premiums, $237,000 represents revenue resulting from maintenance performed in the Company’s maintenance facilities and charges paid by the Company to third parties on behalf of their affiliate and charged back at the amount paid, $1,540,000 represents freight transportation, $238,000 represents property lease charges, $38,000 represents equipment rental charges, and $6,000 represents cross-border inspections. Amounts payable to affiliates at December 31, 2010 and 2009 were approximately $137,000 and $237,000 respectively.

18.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present quarterly financial information for 2010 and 2009:

	2010
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Operating revenues	$81,847	$85,238	$86,706	$78,203
Operating expenses	81,877	82,918	87,185	80,217

Operating (loss) income	(30)	2,320	(479)	(2,014)
Non-operating income (expense)	7	379	271	193
Interest expense	498	606	591	554
Income tax (benefit) expense	(206)	831	(308)	(1,265)

Net (loss) income	$(315)	$1,262	$(491)	$(1,110)

Net (loss) income per common share:
Basic	$(0.03)	$0.13	$(0.05)	$(0.12)
Diluted	$(0.03)	$0.13	$(0.05)	$(0.12)

Average common shares outstanding:
Basic	9,414	9,415	9,415	9,415
Diluted	9,414	9,415	9,415	9,415

	2009
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Operating revenues	$65,818	$68,476	$76,743	$80,872
Operating expenses	69,432	72,040	78,092	86,999

Operating loss	(3,614)	(3,564)	(1,349)	(6,127)
Non-operating (expense) income	(867)	200	(160)	82
Interest expense	664	629	563	517
Income tax benefit	(1,799)	(1,637)	(842)	(2,647)

Net loss	$(3,346)	$(2,356)	$(1,230)	$(3,915)

Net loss per common share:
Basic	$(0.36)	$(0.25)	$(0.13)	$(0.42)
Diluted	$(0.36)	$(0.25)	$(0.13)	$(0.42)

Average common shares outstanding:
Basic	9,410	9,410	9,411	9,413
Diluted	9,410	9,410	9,411	9,413

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
P.A.M. Transportation Services, Inc. and Subsidiaries

We have audited P.A.M. Transportation Services, Inc. (a Delaware Corporation) and subsidiaries’ (collectively, the Company)  internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of P.A.M. Transportation Services, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 14, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
March 14, 2011

Item 9B. Other Information.

None.

PART III

Portions of the information required by Part III of Form 10-K are, pursuant to General Instruction G (3) of Form 10-K, incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held on May 26, 2011. We will, within 120 days of the end of our fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

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

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2010, information about compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans approved by Security Holders	251,500	$15.86	556,000

Equity Compensation Plans not approved by Security Holders	-0-	-0-	-0-

Total	251,500	$15.86	556,000

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

Report of Independent Registered Public Accounting Firm - Grant Thornton LLP
Consolidated Balance Sheets - December 31, 2010 and 2009
Consolidated Statements of Operations - Years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Shareholders’ Equity and Other Comprehensive Income (Loss) - Years ended   December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows - Years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted as the requiredinformation is inapplicable, or because the information is presented in the consolidated financial statements or related notes.

(3)	Exhibits.

The following exhibits are filed with or incorporated by reference into this Report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Form S-1 Registration Statement under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986 (“1986 S-1”); (ii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (“6/30/94 10-Q”); (iii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (“6/30/95 10-Q”); (iv) the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (“9/30/96 10-Q”); (v) the Form S-8 Registration Statement filed on June 11, 1999 (“6/11/99 S-8”); (vi) the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“3/31/02 10-Q”); (vii) the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (“9/30/04 10-Q”); (viii) Form 8-K filed on March 7, 2005 (“3/07/05 8-K”); (ix) Form 8-K filed on May 31, 2006 (“5/31/06 8-K”); (x) Form 8-K filed on July 28, 2006 (“7/28/06 8-K”); (xi) the Form 8-K filed on December 11, 2007 (“12/11/07 8-K”); (xii) the Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 10-K”); (xiii) Form 8-K filed on July 10, 2009 (“7/10/09 8-K”); or (xiv) Form 8-K filed on December 3, 2010 (“12/03/10 8-K”).

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

*4.4.1		Second Amendment to Security Agreement dated July 3, 1996 by and between P.A.M. Transport, Inc. and First Tennessee National Bank Association (Exh. 4.1.2, 9/30/96 10-Q)

*4.4.2		First Amendment to Security Agreement dated July 3, 1996 by and between Choctaw Express, Inc. and First Tennessee Bank National Association (Exh. 4.1.3, 9/30/96 10-Q)

*4.4.3		Security Agreement dated July 3, 1996 by and between Allen Freight Services, Inc. and First Tennessee Bank National Association (Exh. 4.1.4, 9/30/96 10-Q)

*4.5		Fourth Amendment to Loan Agreement dated July 26, 1994 among First Tennessee Bank National Association, Registrant and P.A.M. Transport, Inc. together with Promissory Note (Exh. 4.6, 2007 10-K)

*10.1	(1)	Employment Agreement between the Registrant and Daniel H. Cushman, dated June 29, 2009 (Exh. 10.2, 7/10/09 8-K)

*10.2	(1)	Employment Agreement between the Registrant and W. Clif Lawson, dated June 1, 2006 (Exh. 10.2, 7/28/06 8-K)

*10.3	(1)	Employment Agreement between the Registrant and Larry J. Goddard, dated June 1, 2006 (Exh. 10.3, 7/28/06 8-K)

*10.4	(1)	1995 Stock Option Plan, as Amended and Restated (Exh. 4.1, 6/11/99 S-8)

*10.4.1	(1)	Amendment to 1995 Stock Option Plan (Exh. 10.1, 3/07/05 8-K)

*10.4.2	(1)	2006 Stock Option Plan (Exh. 10.1, 5/31/06 8-K)

*10.5	(1)	Employee Non-Qualified Stock Option Agreement (Exh. 10.1, 9/30/04 10-Q)

*10.6	(1)	Director Non-Qualified Stock Option Agreement (Exh. 10.2, 9/30/04 10-Q)

*10.6.1	(1)	Form of Non-Qualified Stock Option Agreement for Non-Employee Director stock options that are granted under the 2006 Stock Option Plan (Exh. 10.2, 5/31/06 8-K)

*10.7	(1)	Incentive Compensation Plan (Exh. 10.3, 7/10/09 8-K)

*10.8	(1)	Consulting Agreement between the Registrant and Manuel J. Moroun, dated December 6, 2007 (Exh. 10.10, 2007 10-K)

*10.9	(1)	Form of Stock Option Agreement based on performance schedule and granted under the 2006 Stock Option Plan (Exh. 10.1, 12/03/10 8-K)

*10.10	(1)	Form of Stock Option Agreement granted under the 2006 Stock Option Plan (Exh. 10.2, 12/03/10 8-K)

21.1		Subsidiaries of the Registrant

23.1		Consent of Grant Thornton LLP

31.1		Rule 13a-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a) Certification of Principal Financial Officer

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

(1) Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: March 14, 2011	By:	/s/ Daniel H. Cushman
DANIEL H. CUSHMAN
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 14, 2011	By:	/s/ Frederick P. Calderone
FREDERICK P. CALDERONE, Director

Dated: March 14, 2011	By:	/s/ Frank L. Conner
FRANK L. CONNER, Director

Dated: March 14, 2011	By:	/s/ Daniel H. Cushman
DANIEL H. CUSHMAN
President and Chief Executive Officer, Director
(principal executive officer)

Dated: March 14, 2011	By:	/s/ W. Scott Davis
W. SCOTT DAVIS, Director

Dated: March 14, 2011	By:	/s/ Christopher L. Ellis
CHRISTOPHER L. ELLIS, Director

Dated: March 14, 2011	By:	/s/ Lance K. Stewart
LANCE K. STEWART
Vice President-Finance, Chief Financial Officer,
Secretary and Treasurer
(principal financial and accounting officer)

Dated: March 14, 2011	By:	/s/ Manuel J. Moroun
MANUEL J. MOROUN, Director

Dated: March 14, 2011	By:	/s/ Matthew T. Moroun
MATTHEW T. MOROUN, Director and Chairman of the Board

Dated: March 14, 2011	By:	/s/ Daniel C. Sullivan
DANIEL C. SULLIVAN, Director

Dated: March 14, 2011	By:	/s/ Charles F. Wilkins
CHARLES F. WILKINS, Director

EXHIBIT INDEX

The following exhibits are filed with or incorporated by reference into this Report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Form S-1 Registration Statement under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986 (“1986 S-1”); (ii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (“6/30/94 10-Q”); (iii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (“6/30/95 10-Q”); (iv) the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (“9/30/96 10-Q”); (v) the Form S-8 Registration Statement filed on June 11, 1999 (“6/11/99 S-8”); (vi) the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“3/31/02 10-Q”); (vii) the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (“9/30/04 10-Q”); (viii) Form 8-K filed on March 7, 2005 (“3/07/05 8-K”); (ix) Form 8-K filed on May 31, 2006 (“5/31/06 8-K”); (x) Form 8-K filed on July 28, 2006 (“7/28/06 8-K”); (xi) the Form 8-K filed on December 11, 2007 (“12/11/07 8-K”); (xii) the Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 10-K”); (xiii) Form 8-K filed on July 10, 2009 (“7/10/09 8-K”); or (xiv) Form 8-K filed on December 3, 2010 (“12/03/10 8-K”).

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

*4.4.1	Second Amendment to Security Agreement dated July 3, 1996 by and between P.A.M. Transport, Inc. and First Tennessee National Bank Association (Exh. 4.1.2, 9/30/96 10-Q)

*4.4.2	First Amendment to Security Agreement dated July 3, 1996 by and between Choctaw Express, Inc. and First Tennessee Bank National Association (Exh. 4.1.3, 9/30/96 10-Q)

*4.4.3	Security Agreement dated July 3, 1996 by and between Allen Freight Services, Inc. and First Tennessee Bank National Association (Exh. 4.1.4, 9/30/96 10-Q)

*4.5	Fourth Amendment to Loan Agreement dated July 26, 1994 among First Tennessee Bank National Association, Registrant and P.A.M. Transport, Inc. together with Promissory Note (Exh. 4.6, 2007 10-K)

*10.1	(1)	Employment Agreement between the Registrant and Daniel H. Cushman, dated June 29, 2009 (Exh. 10.2, 7/10/09 8-K)

*10.2	(1)	Employment Agreement between the Registrant and W. Clif Lawson, dated June 1, 2006 (Exh. 10.2, 7/28/06 8-K)

*10.3	(1)	Employment Agreement between the Registrant and Larry J. Goddard, dated June 1, 2006 (Exh. 10.3, 7/28/06 8-K)

*10.4	(1)	1995 Stock Option Plan, as Amended and Restated (Exh. 4.1, 6/11/99 S-8)

*10.4.1	(1)	Amendment to 1995 Stock Option Plan (Exh. 10.1, 3/07/05 8-K)

*10.4.2	(1)	2006 Stock Option Plan (Exh. 10.1, 5/31/06 8-K)

*10.5	(1)	Employee Non-Qualified Stock Option Agreement (Exh. 10.1, 9/30/04 10-Q)

*10.6	(1)	Director Non-Qualified Stock Option Agreement (Exh. 10.2, 9/30/04 10-Q)

*10.6.1	(1)	Form of Non-Qualified Stock Option Agreement for Non-Employee Director stock options that are granted under the 2006 Stock Option Plan (Exh. 10.2, 5/31/06 8-K)

*10.7	(1)	Incentive Compensation Plan (Exh. 10.3, 7/10/09 8-K)

*10.8	(1)	Consulting Agreement between the Registrant and Manuel J. Moroun, dated December 6, 2007 (Exh. 10.10, 2007 10-K)

*10.9	(1)	Form of Stock Option Agreement based on performance schedule and granted under the 2006 Stock Option Plan (Exh. 10.1, 12/03/10 8-K)

*10.10	(1)	Form of Stock Option Agreement granted under the 2006 Stock Option Plan (Exh. 10.2, 12/03/10 8-K)

21.1		Subsidiaries of the Registrant

23.1		Consent of Grant Thornton LLP

31.1		Rule 13a-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a) Certification of Principal Financial Officer

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

(1) Management contract or compensatory plan or arrangement.