Form 10-Q
period 2011-03-31
PAM TRANSPORTATION SERVICES INC
filed 2011-05-06
CIK 798287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 25, 2011
Common Stock, $.01 Par Value	9,126,219

P.A.M. TRANSPORTATION SERVICES, INC.
Form 10-Q
For The Quarter Ended March 31, 2011

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) (in thousands, except share and per share data)
	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$15,142	$13,774
Accounts receivable-net:
Trade	56,302	48,193
Other	1,848	3,607
Inventories	1,097	832
Prepaid expenses and deposits	8,167	9,518
Marketable equity securities	18,893	18,273
Income taxes refundable	258	2,356
Total current assets	101,707	96,553

Property and equipment:
Land	4,924	4,924
Structures and improvements	13,667	13,667
Revenue equipment	282,773	284,196
Office furniture and equipment	8,197	8,298
Total property and equipment	309,561	311,085
Accumulated depreciation	(152,444)	(145,708)
Net property and equipment	157,117	165,377

Other assets	2,475	2,410

TOTAL ASSETS	$261,299	$264,340

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,893	$17,092
Accrued expenses and other liabilities	11,844	9,497
Current maturities of long-term debt	27,687	23,410
Deferred income taxes-current	1,277	1,146
Total current liabilities	59,701	51,145

Long-term debt-less current portion	9,540	17,201
Deferred income taxes-less current portion	46,794	48,046
Total liabilities	116,035	116,392

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,375,207 and
11,373,207 shares issued; 9,330,577 and 9,414,607 shares outstanding
at March 31, 2011 and December 31, 2010, respectively	114	114
Additional paid-in capital	77,961	77,837
Accumulated other comprehensive income	4,568	4,406
Treasury stock, at cost; 2,044,630 and 1,958,600 shares, respectively	(30,119)	(29,127)
Retained earnings	92,740	94,718
Total shareholders’ equity	145,264	147,948

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$261,299	$264,340

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
OPERATING REVENUES:
Revenue, before fuel surcharge	$68,123	$70,359
Fuel surcharge	16,903	11,488
Total operating revenues	85,026	81,847

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	28,829	26,996
Fuel expense	31,264	24,300
Rents and purchased transportation	4,884	11,037
Depreciation	8,032	6,536
Operating supplies and expenses	9,155	6,964
Operating taxes and licenses	1,266	1,048
Insurance and claims	3,279	3,239
Communications and utilities	721	705
Other	1,384	1,054
Loss (gain) on disposition of equipment	25	(2)
Total operating expenses and costs	88,839	81,877

OPERATING LOSS	(3,813)	(30)

NON-OPERATING INCOME	1,126	7
INTEREST EXPENSE	(490)	(498)

LOSS BEFORE INCOME TAXES	(3,177)	(521)

FEDERAL AND STATE INCOME TAX EXPENSE (BENEFIT):
Current	-	755
Deferred	(1,199)	(961)
Total federal and state income tax benefit	(1,199)	(206)

NET LOSS	$(1,978)	$(315)

LOSS PER COMMON SHARE:
Basic	$(0.21)	$(0.03)
Diluted	$(0.21)	$(0.03)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,392	9,414
Diluted	9,392	9,414

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Three Months Ended
	March 31,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(1,978)	$(315)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	8,032	6,536
Bad debt (recovery) expense	(20)	14
Stock compensation-net of excess tax benefits	116	118
Provision for deferred income taxes	(1,199)	(961)
Reclassification of unrealized loss on marketable equity securities	-	59
(Gain) loss on sale or reclass of marketable equity securities	(780)	16
Loss (gain) on sale or disposal of equipment	25	(2)
Changes in operating assets and liabilities:
Accounts receivable	(6,326)	(7,619)
Prepaid expenses, inventories, and other assets	1,020	(1,656)
Income taxes refundable	2,098	807
Trade accounts payable	4,287	2,840
Accrued expenses and other liabilities	2,347	477
Net cash provided by operating activities	7,622	314

INVESTING ACTIVITIES:
Purchases of property and equipment	(2,712)	(18,871)
Proceeds from disposition of equipment	408	4,382
Change in restricted cash	(3)	3
Sales of marketable equity securities	966	-
Purchases of marketable equity securities, net of return of capital	(545)	62
Net cash used in investing activities	(1,886)	(14,424)

FINANCING ACTIVITIES:
Borrowings under line of credit	81,924	99,744
Repayments under line of credit	(81,924)	(99,744)
Borrowings of long-term debt	-	10,031
Repayments of long-term debt	(3,384)	(2,646)
Repurchases of common stock	(992)	-
Exercise of stock options	8	4
Net cash (used in) provided by financing activities	(4,368)	7,389

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,368	(6,721)

CASH AND CASH EQUIVALENTS-Beginning of period	13,774	9,870

CASH AND CASH EQUIVALENTS-End of period	$15,142	$3,149

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$514	$482
Income taxes	$3	$43

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$18	$-

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Shareholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

Balance at December 31, 2010	9,414	$114	$77,837		$4,406	$(29,127)	$94,718	$147,948

Components of comprehensive income:
Net loss				$(1,978)			(1,978)	(1,978)
Other comprehensive income:
Other comprehensive income (loss), net of tax				162	162			162
Total comprehensive income				$(1,816)

Exercise of stock options-shares issued
including tax benefits	2		8					8

Treasury stock repurchases	(86)					(992)		(992)

Share-based compensation			116					116

Balance at March 31, 2011	9,330	$114	$77,961		$4,568	$(30,119)	$92,740	$145,264

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2011

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

NOTE B:  RECENT ACCOUNTING PRONOUNCEMENTS
In January 2010, Financial Accounting Standards Board issued ASC Update No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”), which updates ASC 820-10-20, Fair Value Measurements and Disclosures. ASU 2010-06 requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, ASU 2010-06 will require (a) an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements from one measurement date to another and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e., the activity must be presented on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). ASU 2010-06 clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 fair value measurements. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial condition, results of operations, or cash flow.

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

For the quarter ended March 31, 2011, the Company determined that an impairment charge was not necessary. For the quarter ended March 31, 2010, the evaluation resulted in an impairment charge of approximately $59,000 in the Company’s non-operating income (expense) in its statement of operations.

As of March 31, 2011, equity securities classified as available-for-sale and equity securities classified as trading had a cost basis of approximately $11,356,000 and $157,000, respectively, and fair market values of approximately $18,720,000 and $173,000, respectively. For the three months ended March 31, 2011, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $646,000, net of deferred income taxes and realized gains on securities classified as available-for-sale of approximately $484,000, net of deferred income taxes. Also during this period, the Company recognized losses on trading securities of approximately $1,000, net of deferred income taxes. As of March 31, 2011, the Company’s marketable securities that are classified as available-for-sale had gross unrealized gains of approximately $7,592,000 and gross unrealized losses of approximately $229,000. As of March 31, 2011, the Company’s marketable securities that are classified as trading had gross recognized gains of approximately $16,000 and no gross recognized losses. As of March 31, 2011, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $4,568,000.

For the three months ending March 31, 2011, the Company sold certain securities which were held as available-for-sale and had a cost basis of approximately $189,000. The proceeds on these sales totaled approximately $966,000 which resulted in a realized gain of approximately $777,000. The cost of securities sold is based on the specific identification method and interest and dividends on securities are included in non-operating income. There were no sales of securities during the three months ending March 31, 2010.

As of December 31, 2010, equity securities classified as available-for-sale and equity securities classified as trading had a cost basis of approximately $11,000,000 and $157,000, respectively, and fair market values of approximately $18,101,000 and $172,000, respectively. For the twelve months ended December 31, 2010, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $1,532,000, net of deferred income taxes. As of December 31, 2010, the Company’s marketable securities that are classified as available-for-sale had gross unrealized gains of approximately $7,333,000 and gross unrealized losses of approximately $232,000. Also, during the twelve months ending December 31, 2010, the Company recognized losses on trading securities of approximately $6,000, net of deferred income taxes. As of December 31, 2010, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $4,406,000.

The following table shows the Company’s investments’ approximate gross unrealized losses and fair value of those securities in a loss position at March 31, 2011 and December 31, 2010. These investments consist of equity securities. As of March 31, 2011 and December 31, 2010 there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	March 31, 2011		December 31, 2010
	(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities – Available for sale	$1,437	$229	$1,745	$232
Equity securities – Trading	-	-	-	-
Totals	$1,437	$229	$1,745	$232

The market value of the Company’s equity securities are used as collateral against any outstanding margin account borrowings. As of March 31, 2011, there were no outstanding borrowings under the Company’s margin account.

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

Outstanding incentive stock options at March 31, 2011, must be exercised within either five or ten years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at March 31, 2011, must be exercised within either five or ten years from the date of grant.

During the first three months of 2011, options for 16,000 shares were issued under the 2006 Plan at an option exercise price of $11.75 per share, and at March 31, 2011, 540,000 shares were available for granting future options.

In November 2010, the Company granted to certain key employees, 50,000 nonqualified stock options and 64,000 performance-based variable nonqualified stock options. The exercise price for these awards was fixed at the grant date and was equal to the fair market value of the stock on that date. The nonqualified stock options vest in increments of 20% each year. The performance-based nonqualified stock options may be earned in four quarterly installments and one annual installment with vesting to occur in increments of 20% each year for any options earned. In order to meet the performance criteria, certain quarterly and annual “operating ratio” results must be achieved. The number of performance-based nonqualified options vesting each fiscal year will not be known until the date the quarterly performance criteria is measured. As of March 31, 2011, none of the options for shares have vested under this combined 114,000 share option grant.

The total grant date fair value of options vested during the first three months of 2011 was approximately $98,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first three months of 2011 was approximately $116,000 and includes approximately $98,000 recognized as a result of the annual grant of 2,000 shares to each non-employee director during the first quarter of 2011. The recognition of stock-based compensation expense increased diluted and basic loss per common share by approximately $0.01 during the three months ending March 31, 2011. As of March 31, 2011, the Company had stock-based compensation plans with total unvested stock-based compensation expense, excluding stock-based compensation related to the performance-based variable nonqualified stock option grant, of approximately $296,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $48,000 in additional compensation expense related to unvested option awards during the remainder of 2011 and to recognize approximately $63,000 in additional compensation expense related to unvested option awards during each of the years 2012 through 2014 and $59,000 during 2015. Stock-based compensation expense recognized during the first three months of 2011 related to the grant of performance-based variable nonqualified stock options was approximately $2,000 which was based on estimated performance criteria for 2011.

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

The weighted average grant date fair value of options granted during the first three months of 2011 and 2010 was $6.14 per share and $7.38 per share, respectively.

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton (“BSM”) option-pricing model using the following assumptions:

	Three Months Ended
	March 31,
	2011	2010
Dividend yield	0%	0%
Volatility range	65.81%	64.31%
Risk-free rate range	1.79%	1.80%
Expected life	4.3 years	4.3 years
Fair value of options	$6.14	$7.38

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

Information related to option activity for the three months ended March 31, 2011 is as follows:

	Shares Under Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding-beginning of year	251,500	$15.86
Granted	16,000	11.75
Exercised	(2,000)	3.84
Cancelled/forfeited/expired	-	-
Outstanding at March 31, 2011	265,500	$15.70	5.3	$187,210

Exercisable at March 31, 2011	151,500	$19.07	2.0	$81,190
___________________________
* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on March 31, 2011, was $12.15.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of March 31, 2011 and the number and weighted average exercise price of options exercisable as of March 31, 2011 are as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$3.84	9,000	2.9	9,000
$11.22	114,000	9.7	-
$11.75	16,000	4.9	16,000
$14.32	16,000	3.9	16,000
$14.98	16,000	1.9	16,000
$19.88	12,500	1.5	12,500
$22.92	14,000	0.9	14,000
$23.22	54,000	1.4	54,000
$26.73	14,000	0.2	14,000
	265,500	5.3	151,500

Cash received from option exercises totaled approximately $8,000 and $4,000 during the three months ended March 31, 2011 and March 31, 2010, respectively.  The Company issues new shares upon option exercise.

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

	Three Months Ended March 31,
	2011		2010
	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$64,008	94.0	$59,981	85.2
Brokerage and Logistics Services revenue	4,115	6.0	10,378	14.8
Total revenues	$68,123	100.0	$70,359	100.0

NOTE F:  TREASURY STOCK
The Company accounts for Treasury stock using the cost method and as of March 31, 2011, 2,044,630 shares were held in the treasury at an aggregate cost of approximately $30,119,000. During the three months ending March 31, 2011, the Company repurchased 86,030 shares of its common stock at an aggregate cost of approximately $992,000.

NOTE G:  COMPREHENSIVE (LOSS) INCOME
Comprehensive income was comprised of net income plus or minus market value adjustments related to our marketable securities. The components of comprehensive income were as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)

Net loss	$(1,978)	$(315)

Other comprehensive (loss) income:
Reclassification adjustment for realized gains on marketable
securities included in net income, net of income taxes	(484)	-
Reclassification adjustment for unrealized losses on marketable
securities included in net income, net of income taxes	-	36
Change in fair value of marketable securities, net of income taxes	646	683
Total comprehensive (loss) income	$(1,816)	$404

NOTE H:  LOSS PER SHARE
Basic loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by adjusting the weighted average number of shares of common stock outstanding by common stock equivalents attributable to dilutive stock options. The computation of diluted loss per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on loss per share.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands, except per share data)

Net loss	$(1,978)	$(315)

Basic weighted average common shares outstanding	9,392	9,414
Dilutive effect of common stock equivalents	-	-
Diluted weighted average common shares outstanding	9,392	9,414

Basic loss per share	$(0.21)	$(0.03)
Diluted loss per share	$(0.21)	$(0.03)

Options to purchase 265,500 and 191,500 shares of common stock were outstanding at March 31, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because to do so would have an anti-dilutive effect.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of March 31, 2011, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the three months ended March 31, 2011, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

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

At March 31, 2011, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$18,893	$18,893	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at March 31, 2011 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$37,227	$37,384

The Company has not elected the fair value option for any of our financial instruments.

NOTE K:  SUBSEQUENT EVENTS
Subsequent events have been evaluated for recognition and disclosure through the date these financial statements were filed with the Securities and Exchange Commission.

NOTE L:  PROPERTY AND EQUIPMENT
During the first quarter of 2011, management decreased the life and adjusted the salvage values of a certain group of trucks which are expected to be traded for newer model trucks. These changes resulted in additional depreciation expense of approximately $1,100,000 during the first quarter of 2011. This additional depreciation expense increased the Company’s net loss by approximately $685,000 ($0.07 per diluted share).

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

CRITICAL ACCOUNTING POLICIES
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the fiscal year ended December 31, 2010.

BUSINESS OVERVIEW
The Company’s administrative headquarters are in Tontitown, Arkansas. From this location we manage operations conducted through wholly owned subsidiaries based in various locations around the United States, Mexico, and Canada. The operations of these subsidiaries can generally be classified into either truckload services or brokerage and logistics services. Truckload services include those transportation services in which we utilize company owned trucks or owner-operator owned trucks. Brokerage and logistics services consist of services such as transportation scheduling, routing, mode selection, transloading and other value added services related to the transportation of freight which may or may not involve the usage of company owned or owner-operator owned equipment. Both our truckload operations and our brokerage/logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. All of the Company’s operations are in the motor carrier segment.

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 94.0% and 85.2% of total revenues, excluding fuel surcharges for the three months ended March 31, 2011 and 2010, respectively. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended March 31, 2011 and 2010, approximately $16.9 million and $11.5 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES
The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Three Months Ended
	March 31,
	2011	2010
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	44.9	44.1
Fuel expense, net of fuel surcharge	22.5	21.4
Rent and purchased transportation	1.6	2.7
Depreciation	12.5	10.9
Operating supplies and expenses	14.3	11.6
Operating taxes and licenses	2.0	1.7
Insurance and claims	5.1	5.4
Communications and utilities	1.1	1.1
Other	2.1	1.6
Total operating expenses	106.1	100.5
Operating loss	(6.1)	(0.5)
Non-operating income	1.7	(0.0)
Interest expense	(0.7)	(0.7)
Loss before income taxes	(5.1)	(1.2)

THREE MONTHS ENDED MARCH 31, 2011 VS. THREE MONTHS ENDED MARCH 31, 2010

For the quarter ended March 31, 2011, truckload services revenue, before fuel surcharges, increased 6.7% to $64.0 million as compared to $60.0 million for the quarter ended March 31, 2010. The increase was primarily due to an increase in the average rate charged to customers for our truckload services. During the first quarter of 2011, the average rate charged per total mile increased to $1.32 as compared to an average rate of $1.23 during the first quarter of 2010. The increase in the average rate charged to customers reflects the tightening of capacity in the overall truckload market sector.

Salaries, wages and benefits increased from 44.1% of revenues, before fuel surcharges, in the first quarter of 2010 to 44.9% of revenues, before fuel surcharges, during the first quarter of 2011. The increase relates primarily to the rescission of a previously implemented pay rate reduction plan and an increase in the number of maintenance employees. Rescission of the 5% pay rate reduction plan, which had been in effect during the first quarter of 2010 but not during the first quarter of 2011, had the effect of increasing comparative salaries and wages by 5% following the rescission date in August 2010. The increase in the number of maintenance employees was in response to additional regulatory compliance related to the Federal Motor Carrier Safety Administration’s “Compliance, Safety, Accountability” initiative implemented in late 2010 and also in response to the aging of our equipment. On a dollar basis, salaries, wages and benefits increased from $26.4 million during the first quarter of 2010 to $28.7 million during the first quarter of 2010 as a result of these changes.

Fuel expense, net of fuel surcharge, increased from 21.4% of revenues, before fuel surcharges, during the first quarter of 2010 to 22.5% of revenues, before fuel surcharges, during the first quarter of 2011, which, on a dollar basis, represented an increase from $12.8 million during the first quarter of 2010 to $14.4 million during the first quarter of 2011. The increase was primarily related to an increase in the average surcharge-adjusted fuel price paid per gallon of diesel fuel from $1.39 during the first quarter of 2010 to $1.57 during the first quarter of 2011. Fuel surcharge collections vary from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices.

Rent and purchased transportation decreased from 2.7% of revenues, before fuel surcharges, during the first quarter of 2010 to 1.6% of revenues, before fuel surcharges, during the first quarter of 2011. The decrease relates primarily to a decrease in amounts paid for third-party equipment rentals and third-party transportation companies for intermodal services as management continued to focus on its core business and placed less emphasis on the Company’s intermodal service offering.

Depreciation increased from 10.9% of revenues, before fuel surcharges, during the first quarter of 2010 to 12.5% of revenues, before fuel surcharges, during the first quarter of 2011. The increase relates primarily to changes made during the first quarter of 2011 to the expected lives and salvage values of our trucks. During the first quarter of 2011, management decreased the life of a certain group of trucks which are expected to be traded for newer model trucks. The salvage values of these trucks were also adjusted accordingly. These changes resulted in an increase of approximately $1.1 million in additional truck depreciation expense recognized for the first quarter of 2011 as compared to the first quarter of 2010. On a dollar basis, depreciation increased from $6.5 million during the first quarter of 2010 to $8.0 million during the first quarter of 2011.

Operating supplies and expenses increased from 11.6% of revenues, before fuel surcharges, during the first quarter of 2010 to 14.3% of revenues, before fuel surcharges, during the first quarter of 2011. The increase relates primarily to an increase in equipment maintenance costs as the Company continues to utilize its existing fleet of trucks and trailers for a longer period of time. Also contributing to the increase was an increase in amounts paid to driver training schools for the periods compared as competition for qualified drivers has increased at the same time as increased regulations have forced some drivers to exit the profession. On a dollar basis, operating supplies and expenses increased from $7.0 million during the first quarter of 2010 to $9.2 million during the first quarter of 2011.

Other expenses increased from 1.6% of revenues, before fuel surcharges, during the first quarter of 2010 to 2.1% of revenues, before fuel surcharges, during first quarter of 2011. The increase relates primarily to an increase in amounts expensed for professional services and cargo loss claims. On a dollar basis, other expenses increased from $1.0 million during the first quarter of 2010 to $1.4 million during the first quarter of 2011.

Non-operating revenue increased from zero percent of revenues, before fuel surcharges, during the first quarter of 2010 to 1.7% of revenues, before fuel surcharges, during first quarter of 2011. The increase relates primarily to gains on the redemption and sale of certain of the Company’s investments in marketable equity securities recognized during the first quarter of 2011.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 100.5% for the first quarter 2010 to 106.1% for the first quarter of 2011.

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

	Three Months Ended
	March 31,
	2011	2010
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	3.1	5.3
Fuel expense	0.0	0.0
Rent and purchased transportation, net of fuel surcharge	93.8	91.1
Depreciation	0.0	0.0
Operating supplies and expenses	0.0	0.0
Operating taxes and licenses	0.0	0.0
Insurance and claims	0.0	0.1
Communications and utilities	0.3	0.3
Other	0.4	0.7
Total operating expenses	97.6	97.5
Operating income	2.4	2.5
Non-operating income	0.4	0.0
Interest expense	(0.2)	(0.6)
Income before income taxes	2.6	1.9

THREE MONTHS ENDED MARCH 31, 2011 VS. THREE MONTHS ENDED MARCH 31, 2010

For the quarter ended March 31, 2011, logistics and brokerage services revenue, before fuel surcharges, decreased 60.3% to $4.1 million as compared to $10.4 million for the quarter ended March 31, 2010. The decrease related to a decrease in the number of loads brokered during the first quarter of 2011 as compared to the first quarter of 2010. The decrease in the number of loads resulted primarily from the closing of a brokerage office located in New Jersey during the third quarter of 2010.

Rent and purchased transportation increased from 91.1% of revenues, before fuel surcharges, during the first quarter of 2010 to 93.8% of revenues, before fuel surcharges during the first quarter of 2011. The increase relates to an increase in amounts charged by third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 97.5% for the first quarter 2010 to 97.6% for the first quarter of 2011.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED MARCH 31, 2011 VS. THREE MONTHS ENDED MARCH 31, 2010

Net loss for all divisions was approximately $2.0 million, or 2.9% of revenues, before fuel surcharge for the first quarter of 2011 as compared to net loss of $0.3 million or 0.5% of revenues, before fuel surcharge for the first quarter of 2010. The increase in loss resulted in an increase in the diluted loss per share from $0.03 for the first quarter of 2010 to a diluted loss per share of $0.21 for the first quarter of 2011.

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

During the first three months of 2011, we generated $7.6 million in cash from operating activities. Investing activities used $1.9 million in cash during the first three months of 2011. Financing activities used $4.4 million in cash during the first three months of 2011.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations, to finance capital expenditures and repay long-term debt. During the first three months of 2011, we utilized cash on hand and our lines of credit to finance revenue equipment purchases of approximately $2.5 million.

Occasionally, we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 12 to 48 months. During the first three months of 2011, the Company did not enter into any installment note obligations.

During the remainder of 2011, we expect to purchase 450 new trucks and 200 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $41.2 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

During the first three months of 2011 we maintained a $30.0 million revolving line of credit. Amounts outstanding under the line of credit bear interest at LIBOR (determined as of the first day of each month) plus 1.95% (2.211% at March 31, 2011), are secured by our accounts receivable and mature on May 31, 2011; however, the Company has the intent and ability to extend the terms of this line of credit for an additional one year period until May 31, 2012. At March 31, 2011 outstanding advances on the line of credit were approximately $2.6 million, consisting entirely of letters of credit, with availability to borrow $27.4 million.

Trade accounts receivable increased from $48.2 million at December 31, 2010 to $56.3 million at March 31, 2011. The increase relates to a general increase in revenue, which flows through the accounts receivable account, during the first quarter of 2011 as compared to the revenues generated during the last quarter of 2010.

Prepaid expenses and deposits decreased from $9.5 million at December 31, 2010 to $8.2 million at March 31, 2011. The decrease reflects the amortization of prepaid truck and trailer license fees and physical damage insurance premiums. In the fourth quarter of 2010 approximately $2.6 million of the 2011 license fees and approximately $1.0 million of the 2011 physical damage insurance premiums were paid in advance. These prepaid expenses will continue to be amortized to expense through the remainder of the year.

Income taxes refundable decreased from $2.4 million at December 31, 2010 to $0.3 million at March 31, 2011. The decrease relates to a $2.1 million income tax quick refund claim filed and received during the first quarter of 2011.

Accounts payable increased from $17.1 million at December 31, 2010 to $18.9 million at March 31, 2011. The increase was primarily related to an increase in amounts accrued for the purchase of fuel.

Accrued expense and other liabilities increased from $9.5 million at December 31, 2010 to $11.8 million at March 31, 2011. The increase is primarily related to an increase in amounts accrued at the end of the period for employee wages and benefits which can vary significantly throughout the year depending on many factors, including the timing of the actual date employees are paid in relation to the last day of the reporting period.

Current maturities of long term-debt and long-term debt fluctuations are reviewed on an aggregate basis as the classification of amounts in each category are typically affected merely by the passage of time. Current maturities of long-term debt and long-term debt, on an aggregate basis, decreased from $40.6 million at December 31, 2010 to $37.2 million at March 31, 2011. The decrease was related to the principal portion of scheduled installment note payments made during the first three months of 2011.

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

Equity Price Risk
We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities increased to $18.9 million at March 31, 2011 from $18.3 million at December 31, 2010. The increase during the first three months of 2011 includes additional purchases, net of sales or write-downs, of approximately $0.3 million and an increase in the fair market value of approximately $0.3 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.9 million. For additional information with respect to the marketable equity securities, see Note C to our condensed consolidated financial statements.

Interest Rate Risk
Our line of credit bears interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are effected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $1.0 million of variable rate debt was outstanding, a hypothetical 100 basis point increase in LIBOR for a one year period would result in approximately $10,000 of additional interest expense.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On November 24, 2010, the Company announced that its Board of Directors had authorized the Company to repurchase up to 500,000 shares of its common stock during the twelve month period following the announcement. The following table summarizes the Company’s common stock repurchases during the first quarter of 2011 made pursuant to this authorization. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser”.

Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Period
January 1-31, 2011	4,800	$11.61	4,800	495,200
February 1-28, 2011	22,802	11.58	22,802	472,398
March 1-31, 2011	58,428	11.44	58,428	413,970
Total	86,030	$11.49	86,030

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-K:
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 11, 2007.)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: May 6, 2011	By: /s/ Daniel H. Cushman
Daniel H. Cushman
President and Chief Executive Officer
(principal executive officer)

Dated: May 6, 2011	By: /s/ Lance K. Stewart
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