Form 10-Q
period 2011-06-30
PAM TRANSPORTATION SERVICES INC
filed 2011-08-09
CIK 798287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 18, 2011
Common Stock, $.01 Par Value	8,947,457

P.A.M. TRANSPORTATION SERVICES, INC.
Form 10-Q
For The Quarter Ended June 30, 2011

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) (in thousands, except share and per share data)
	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$4,789	$13,774
Accounts receivable-net:
Trade	58,688	48,193
Other	1,226	3,607
Inventories	1,219	832
Prepaid expenses and deposits	6,772	9,518
Marketable equity securities	18,674	18,273
Income taxes refundable	306	2,356
Total current assets	91,674	96,553

Property and equipment:
Land	4,924	4,924
Structures and improvements	13,906	13,667
Revenue equipment	295,138	284,196
Office furniture and equipment	8,613	8,298
Total property and equipment	322,581	311,085
Accumulated depreciation	(158,612)	(145,708)
Net property and equipment	163,969	165,377

Other assets	2,410	2,410

TOTAL ASSETS	$258,053	$264,340

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,418	$17,092
Accrued expenses and other liabilities	11,562	9,497
Current maturities of long-term debt	25,079	23,410
Deferred income taxes-current	1,205	1,146
Total current liabilities	60,264	51,145

Long-term debt-less current portion	8,793	17,201
Deferred income taxes-less current portion	47,247	48,046
Total liabilities	116,304	116,392

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,377,207 and
11,373,207 shares issued; 8,963,457 and 9,414,607 shares outstanding
at June 30, 2011 and December 31, 2010, respectively	114	114
Additional paid-in capital	77,987	77,837
Accumulated other comprehensive income	4,644	4,406
Treasury stock, at cost; 2,413,750 and 1,958,600 shares, respectively	(34,428)	(29,127)
Retained earnings	93,432	94,718
Total shareholders’ equity	141,749	147,948

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$258,053	$264,340

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
OPERATING REVENUES:
Revenue, before fuel surcharge	$74,480	$71,940	$142,604	$142,299
Fuel surcharge	21,410	13,298	38,313	24,786
Total operating revenues	95,890	85,238	180,917	167,085

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	29,386	26,974	58,215	53,970
Fuel expense	34,137	24,692	65,401	48,992
Rent and purchased transportation	5,927	11,286	10,811	22,322
Depreciation	8,642	6,505	16,674	13,042
Operating supplies and expenses	9,329	7,127	18,484	14,090
Operating taxes and licenses	1,257	1,273	2,524	2,321
Insurance and claims	3,433	3,195	6,713	6,433
Communications and utilities	629	664	1,350	1,370
Other	1,549	1,230	2,932	2,284
Loss (gain) on disposition of equipment	2	(28)	27	(29)
Total operating expenses and costs	94,291	82,918	183,131	164,795

OPERATING INCOME (LOSS)	1,599	2,320	(2,214)	2,290

NON-OPERATING INCOME	26	379	1,152	388
INTEREST EXPENSE	(491)	(606)	(981)	(1,107)

INCOME (LOSS) BEFORE INCOME TAXES	1,134	2,093	(2,043)	1,571

FEDERAL AND STATE INCOME TAX EXPENSE (BENEFIT):
Current	-	1,409	-	2,165
Deferred	441	(578)	(757)	(1,540)
Total federal and state income tax expense (benefit)	441	831	(757)	625

NET INCOME (LOSS)	$693	$1,262	$(1,286)	$946

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.08	$0.13	$(0.14)	$0.10
Diluted	$0.08	$0.13	$(0.14)	$0.10

AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,098	9,415	9,245	9,414
Diluted	9,102	9,421	9,245	9,419

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Six Months Ended
	June 30,
	2011	2010
OPERATING ACTIVITIES:
Net (loss) income	$(1,286)	$946
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	16,674	13,042
Bad debt expense	84	1
Stock compensation-net of excess tax benefits	135	118
Provision for deferred income taxes	(757)	(1,540)
Reclassification of unrealized loss on marketable equity securities	193	60
Gain on sale or reclass of marketable equity securities	(759)	(316)
Loss (gain) on sale or disposal of equipment	27	(29)
Changes in operating assets and liabilities:
Accounts receivable	(7,550)	(7,751)
Prepaid expenses, inventories, and other assets	2,358	(131)
Income taxes refundable	2,050	552
Trade accounts payable	4,631	2,576
Accrued expenses and other liabilities	2,065	147
Net cash provided by operating activities	17,865	7,675

INVESTING ACTIVITIES:
Purchases of property and equipment	(16,138)	(19,357)
Proceeds from disposition of equipment	1,517	7,035
Change in restricted cash	(647)	(232)
Purchases of marketable equity securities, net of return of capital	(524)	(1,557)
Sales of marketable equity securities	966	622
Net cash used in investing activities	(14,826)	(13,489)

FINANCING ACTIVITIES:
Borrowings under line of credit	188,135	186,606
Repayments under line of credit	(188,135)	(186,606)
Borrowings of long-term debt	70	15,047
Repayments of long-term debt	(6,808)	(5,361)
Repurchases of common stock	(5,301)	-
Exercise of stock options	15	4
Net cash (used in) provided by financing activities	(12,024)	9,690

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,985)	3,876

CASH AND CASH EQUIVALENTS-Beginning of period	13,774	9,870

CASH AND CASH EQUIVALENTS-End of period	$4,789	$13,746

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$996	$1,058
Income taxes	$53	$1,725

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$3,197	$213

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Shareholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

Balance at December 31, 2010	9,414	$114	$77,837		$4,406	$(29,127)	$94,718	$147,948

Components of comprehensive income:
Net loss				$(1,286)			(1,286)	(1,286)
Other comprehensive income:
Other comprehensive income (loss), net of tax				238	238			238
Total comprehensive income				$(1,048)

Exercise of stock options-shares issued
including tax benefits	4		15					15

Treasury stock repurchases	(455)					(5,301)		(5,301)

Share-based compensation			135					135

Balance at June 30, 2011	8,963	$114	$77,987		$4,644	$(34,428)	$93,432	$141,749

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2011

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

NOTE B:  RECENT ACCOUNTING PRONOUNCEMENTS
In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011, and is not expected to have a material effect on the Company’s financial condition or results of operations, though it will change the presentation of comprehensive income in the Company’s consolidated financial statements.

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

For the quarter ended June 30, 2011, the evaluation resulted in an impairment charge of approximately $193,000 in the Company’s non-operating income (expense) in its statement of operations. For the quarter ended June 30, 2010, the evaluation resulted in an impairment charge of approximately $1,000 in the Company’s non-operating income (expense) in its statement of operations.

For the six-month period ended June 30, 2011, the evaluation resulted in an impairment charge of approximately $193,000 in the Company’s non-operating income (expense) in its statement of operations. For the six-month period ended June 30, 2010, the evaluation resulted in an impairment charge of approximately $60,000 in the Company’s non-operating income (expense) in its statement of operations.

The following table sets forth cost, market value and unrealized gain/(loss) on equity securities classified as available-for-sale and equity securities classified as trading as of June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
	(in thousands)
Available-for-sale securities
Fair market value	$18,521	$18,101
Cost	11,142	11,000
Unrealized gain	$7,379	$7,101

Trading securities
Fair market value	$153	$172
Cost	157	157
Unrealized (loss) gain	$(4)	$15

Total
Fair market value	$18,674	$18,273
Cost	11,299	11,157
Unrealized gain	$7,375	$7,116

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities that are classified as available-for-sale as of June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
	(in thousands)
Available-for-sale securities
Gross unrealized gains	$7,435	$7,333
Gross unrealized losses	(56)	(232)
Total unrealized gains (losses)	$7,379	$7,101

As of June 30, 2011 and December 31, 2010, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $4,644,000 and $4,406,000, respectively.

As of June 30, 2011, the Company's marketable securities that are classified as trading had gross recognized losses of approximately $5,000 and gross recognized gains of approximately $1,000. The following table shows recognized gains (losses) in market value for securities classified as trading during the first six months of 2011 and 2010.

	June 30, 2011	June 30, 2010
	(in thousands)
Trading securities
Recognized gain (loss) at beginning of period	$14	$63
Recognized gain (loss) at end of period	(4)	64
Change in net recognized (loss) gain	$(18)	$1

Change in net recognized gain (loss), net of taxes	$(11)	$1

The following table shows the Company's realized gains during the first six months of 2011 and 2010 on certain securities which were held as available-for-sale.

	June 30, 2011	June 30, 2010
	(in thousands)
Realized gains
Sales proceeds	$966	$-
Cost of securities sold	189	-
Realized gains	$777	$-

Realized gains, net of taxes	$489	$-

The following table shows the Company’s investments’ approximate gross unrealized losses and fair value of those securities in a loss position at June 30, 2011 and December 31, 2010. These investments consist of equity securities. As of June 30, 2011 and December 31, 2010 there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	June 30, 2011		December 31, 2010
	(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities – Available-for-sale	$613	$56	$1,745	$232
Equity securities – Trading	85	5	-	-
Totals	$698	$61	$1,745	$232

The market value of the Company’s equity securities are used as collateral against any outstanding margin account borrowings. As of June 30, 2011, there were no outstanding borrowings under the Company’s margin account.

NOTE D:  STOCK BASED COMPENSATION
The Company maintains a stock option plan under which incentive stock options and nonqualified stock options may be granted. On March 2, 2006, the Company’s Board of Director’s adopted, and shareholders later approved, the 2006 Stock Option Plan (the “2006 Plan”). Under the 2006 Plan 750,000 shares are reserved for the issuance of stock options to directors, officers, key employees, and others. The option exercise price under the 2006 Plan is the fair market value of the stock on the date the option is granted. The fair market value is determined by the average of the highest and lowest sales prices for a share of the Company’s common stock, on its primary exchange, on the same date that the option is granted.

Outstanding incentive stock options at June 30, 2011, must be exercised within either five or ten years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at June 30, 2011, must be exercised within either five or ten years from the date of grant.

During the first six months of 2011, options for 16,000 shares were issued under the 2006 Plan at an option exercise price of $11.75 per share, and at June 30, 2011, 540,000 shares were available for granting future options.

In November 2010, the Company granted to certain key employees, 50,000 nonqualified stock options and 64,000 performance-based variable nonqualified stock options. The exercise price for these awards was fixed at the grant date and was equal to the fair market value of the stock on that date. The nonqualified stock options vest in increments of 20% each year. The performance-based nonqualified stock options may be earned in four quarterly installments and one annual installment with vesting to occur in increments of 20% each year for any options earned. In order to meet the performance criteria, certain quarterly and annual “operating ratio” results must be achieved. The number of performance-based nonqualified options vesting each fiscal year will not be known until the date the quarterly performance criteria is measured. As of June 30, 2011, none of the options for shares have vested under this combined 114,000 share option grant.

The total grant date fair value of options vested during the first six months of 2011 was approximately $98,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first six months of 2011 was approximately $135,000 and includes approximately $98,000 recognized as a result of the annual grant of 2,000 shares to each non-employee director during the first quarter of 2011. The recognition of stock-based compensation expense increased diluted and basic loss per common share by approximately $0.01 during the six months ending June 30, 2011 but did not have a recognizable impact on diluted or basic earnings per share reported for the second quarter ending June 30, 2011. As of June 30, 2011, the Company had stock-based compensation plans with total unvested stock-based compensation expense, excluding stock-based compensation related to the performance-based variable nonqualified stock option grant, of approximately $280,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $32,000 in additional compensation expense related to unvested option awards during the remainder of 2011 and to recognize approximately $63,000 in additional compensation expense related to unvested option awards during each of the years 2012 through 2014 and $59,000 during 2015. Stock-based compensation expense recognized during the first six months of 2011 related to the grant of performance-based variable nonqualified stock options was approximately $5,000 which was based on estimated performance criteria for 2011.

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

The weighted average grant date fair value of options granted during the first six months of 2011 and 2010 was $6.14 per share and $7.38 per share, respectively.

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton (“BSM”) option-pricing model using the following assumptions:

	Six Months Ended
	June 30,
	2011	2010
Dividend yield	0%	0%
Volatility	65.81%	64.31%
Risk-free rate range	1.79%	1.80%
Expected life	4.3 years	4.3 years
Fair value of options	$6.14	$7.38

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

Information related to option activity for the six months ended June 30, 2011 is as follows:

	Shares Under Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding-beginning of year	251,500	$15.86
Granted	16,000	11.75
Exercised	(4,000)	3.84
Cancelled/forfeited/expired	(14,000)	26.73
Outstanding at June 30, 2011	249,500	$15.17	5.4	$42,210

Exercisable at June 30, 2011	135,500	$18.50	2.0	$42,210
___________________________
* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on June 30, 2011, was $9.87.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of June 30, 2011 and the number and weighted average exercise price of options exercisable as of June 30, 2011 are as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$3.84	7,000	2.7	7,000
$11.22	114,000	9.5	-
$11.75	16,000	4.7	16,000
$14.32	16,000	3.7	16,000
$14.98	16,000	1.7	16,000
$19.88	12,500	1.2	12,500
$22.92	14,000	0.7	14,000
$23.22	54,000	1.2	54,000
	249,500	5.4	135,500

Cash received from option exercises totaled approximately $15,000 and $4,000 during the six months ended June 30, 2011 and June 30, 2010, respectively. The Company issues new shares upon option exercise.

NOTE E:  SEGMENT INFORMATION
The Company follows the guidance provided by ASC Topic 280, Segment Reporting, in its identification of operating segments. The Company has determined that it has a total of two operating segments whose primary operations can be characterized as either Truckload Services or Brokerage and Logistics Services, however in accordance with the aggregation criteria provided by FASB ASC Topic 280, the Company has determined that the operations of the two operating segments can be aggregated into a single reporting segment, motor carrier operations. Truckload Services revenues and Brokerage and Logistics Services revenues, each before fuel surcharges, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$69,444	93.2	$60,812	84.5	$133,453	93.6	$120,793	84.9
Brokerage and Logistics Services revenue	5,036	6.8	11,128	15.5	9,151	6.4	21,506	15.1
Total revenues	$74,480	100.0	$71,940	100.0	$142,604	100.0	$142,299	100.0

NOTE F:  TREASURY STOCK
The Company accounts for Treasury stock using the cost method and as of June 30, 2011, 2,413,750 shares were held in the treasury at an aggregate cost of approximately $34,428,000. During the six months ending June 30, 2011, the Company repurchased 455,150 shares of its common stock at an aggregate cost of approximately $5,301,000.

NOTE G:  COMPREHENSIVE INCOME
Comprehensive income was comprised of net income plus or minus market value adjustments related to our marketable securities. The components of comprehensive income were as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)

Net income (loss)	$693	$1,262	$(1,286)	$946

Other comprehensive income (loss):
Reclassification adjustment for realized gains on marketable
securities included in net income, net of income taxes	-	(189)	(484)	(189)
Reclassification adjustment for unrealized losses on marketable
securities included in net income, net of income taxes	122	1	122	37
Change in fair value of marketable securities, net of income taxes	(46)	(1,108)	600	(425)
Total comprehensive income (loss)	$769	$(34)	$(1,048)	$369

NOTE H:  EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by adjusting the weighted average number of shares of common stock outstanding by common stock equivalents attributable to dilutive stock options. The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)

Net income (loss)	$693	$1,262	$(1,286)	$946

Basic weighted average common shares outstanding	9,098	9,415	9,245	9,414
Dilutive effect of common stock equivalents	4	6	-	5
Diluted weighted average common shares outstanding	9,102	9,421	9,245	9,419

Basic earnings (loss) per share	$0.08	$0.13	$(0.14)	$0.10
Diluted earnings (loss) per share	$0.08	$0.13	$(0.14)	$0.10

Options to purchase 249,500 and 180,500 shares of common stock were outstanding at June 30, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because to do so would have an anti-dilutive effect.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of June 30, 2011, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the six months ended June 30, 2011, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

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

At June 30, 2011, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$18,674	$18,674	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at June 30, 2011 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$33,872	$34,019

The Company has not elected the fair value option for any of our financial instruments.

NOTE K:  SUBSEQUENT EVENTS
Subsequent events have been evaluated for recognition and disclosure through the date these financial statements were filed with the Securities and Exchange Commission.

NOTE L:  PROPERTY AND EQUIPMENT
During the first quarter of 2011, management decreased the life and adjusted the salvage values of a certain group of trucks which are expected to be traded during the year for newer model trucks. These changes resulted in additional depreciation expense of approximately $2,200,000 during the first six months of 2011. This additional depreciation expense increased the Company’s net loss by approximately $1,385,000 ($0.15 per diluted share).

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

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates that impact the amounts reported in our consolidated financial statements and accompanying notes. Therefore, the reported amounts of assets, liabilities, revenue, expenses, and associated disclosures of contingent assets and liabilities are affected by judgments and estimates. In many cases, there are alternative assumptions, policies, or estimation techniques that could be used. Management evaluates its assumptions, policies, and estimates on an ongoing basis, utilizing historical experience, and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates and assumptions, and it is possible that materially different amounts would be reported using differing estimates or assumptions. Management considers our critical accounting policies to be those that require more significant judgments and estimates when we prepare our consolidated financial statements. Our critical accounting policies include the following:

Accounts receivable and allowance for doubtful accounts. Accounts receivable are presented in the Company’s consolidated financial statements net of an allowance for estimated uncollectible amounts. Management estimates this allowance based upon an evaluation of the aging of our customer receivables and historical write-offs, as well as other trends and factors surrounding the credit risk of specific customers. The Company continually updates the history it uses to make these estimates so as to reflect the most recent trends, factors and other information available. In order to gather information regarding these trends and factors, the Company also performs ongoing credit evaluations of its customers. Customer receivables are considered to be past due when payment has not been received by the invoice due date. Write-offs occur when we determine an account to be uncollectible and could differ from the allowance estimate as a result of a number of factors, including unanticipated changes in the overall economic environment or factors and risks surrounding a particular customer. Management believes its methodology for estimating the allowance for doubtful accounts to be reliable however, additional allowances may be required if the financial condition of our customers were to deteriorate, and could have a material effect on the Company’s consolidated financial statements.

Depreciation of trucks and trailers. Depreciation of trucks and trailers is calculated by the straight-line method over the assets estimated useful life, which range from three to 12 years, down to an estimated salvage value at the end of the assets expected useful life. Management must use its judgment in the selection of estimated useful lives and salvage values for purposes of this calculation. In some cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal.

The depreciation of trucks and trailers over their estimated useful lives and the determination of any salvage value also require management to make judgments about future events. Therefore, the Company’s management periodically evaluates whether changes to estimated useful lives or salvage values are necessary to ensure these estimates accurately reflect the economic reality of the assets. This periodic evaluation may result in changes in the estimated lives and/or salvage values used by the Company to depreciate its assets, which can affect the amount of periodic depreciation expense recognized and, ultimately, the gain or loss on the disposal of an asset. Future changes in our useful life or salvage value estimates, or fluctuations in market value that is not reflected in current estimates, could have a material effect on the Company’s consolidated financial statements.

Impairment of long-lived assets. Long-lived assets are reviewed for impairment in accordance with Topic ASC 360 – Property, Plant, and Equipment. This authoritative guidance provides that whenever there are certain significant events or changes in circumstances the value of long-lived assets or groups of assets must be tested to determine if their value can be recovered from their future cash flows. In the event that undiscounted cash flows expected to be generated by the asset are less than the carrying amount, the asset or group of assets must be evaluated for impairment. Impairment exists if the carrying value of the asset exceeds its fair value. In light of the sustained general economic downturn in the United States and world economies, the decline in the Company’s market capitalization and the net operating losses of the Company in recent periods, triggering events and changes in circumstances have occurred which require management to test the Company’s long-lived assets for recoverability each reporting period.

Significantly all of the Company’s cash flows from operations are generated by trucks and trailers, and as such, the cost of other long-lived assets are funded by those operations. Therefore, management tests for the recoverability of all of the Company’s long-lived assets as a single group at the entity level and examines the forecasted future cash flows generated by trucks and trailers, including their eventual disposition, to determine if those cash flows exceed the carrying value of the long-lived assets. As of June 30, 2011, the projected cash flows expected to be generated from long-lived assets exceeded their carrying value. As such, no impairment indicators existed and no impairment losses were recorded during the period. The forecasted cash flows were estimated using assumptions about future operations. To the extent that facts and circumstances change in the future, our estimates of future cash flows may also change either positively or negatively.

Claims accruals. The Company is self-insured for health and workers' compensation benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred, but not reported (IBNR) claims. IBNR claims are estimated using historical lag information and other data either provided by outside claims administrators or developed internally. Actual claims payments may differ from management’s estimates as a result of a number of factors, including evaluation of severity, increases in legal or medical costs, and other case-specific factors. The actual claims payments are charged against the Company’s recorded accrued claims liabilities and have been reasonable with respect to the estimates of the liabilities made under the Company’s methodology. However, the estimation process is generally subjective, and to the extent that future actual results materially differ from original estimates made by management, adjustments to recorded accruals may be necessary which could have a material effect on the Company’s consolidated financial statements. Based upon our 2010 health and workers' compensation expenses, a 10% increase in both claims incurred and claims incurred but not reported, would increase our annual health and workers' compensation expenses by $0.7 million.

Revenue recognition. Revenue is recognized in full upon completion of delivery to the receiver's location. For freight in transit at the end of a reporting period, the Company recognizes revenue prorata based on relative transit time completed as a portion of the estimated total transit time. Expenses are recognized as incurred.

Income Taxes. The Company’s deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which the Company has already recorded the related tax expense or benefit in its consolidated statements of operations. Deferred tax accounts arise as a result of timing differences between when items are recognized in the Company’s consolidated financial statements compared to when they are recognized in the Company’s tax returns. In establishing the Company’s deferred income tax assets and liabilities, management makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When it is more likely that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable. A valuation allowance for deferred income tax assets has not been deemed to be necessary. Significant management judgment is required as it relates to future taxable income, future capital gains, tax settlements, valuation allowances, and the Company’s ability to utilize tax loss and credit carryforwards.

Management believes that future tax consequences have been adequately provided for based on the current facts and circumstances and current tax law. However, should current circumstances change or the Company’s tax positions be challenged, different outcomes could result which could have a material effect on the Company’s consolidated financial statements.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. For the three and six month periods ended June 30, 2011, truckload services revenues, excluding fuel surcharges, represented 93.2% and 93.6%, respectively, of total revenues, excluding fuel surcharges, with remaining revenues, excluding fuel surcharges, being generated from brokerage and logistics services. For the three and six month periods ended June 30, 2010, truckload services revenues, excluding fuel surcharges, represented 84.5% and 84.9%, respectively, of total revenues, excluding fuel surcharges, with remaining revenues, excluding fuel surcharges, being generated from brokerage and logistics services. The comparative percentage increase in the truckload services component of revenues, excluding fuel surcharges, resulted primarily from the closing of a brokerage office located in New Jersey during the third quarter of 2010.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three and six months ending June 30, 2011, approximately $21.4 million and $38.3 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the three and six months ending June 30, 2010 approximately $13.3 million and $24.8 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES
The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	42.2	43.4	43.5	43.7
Fuel expense, net of fuel surcharge	18.3	18.7	20.3	20.0
Rent and purchased transportation	1.6	1.7	1.6	2.2
Depreciation	12.4	10.7	12.4	10.8
Operating supplies and expenses	13.4	11.7	13.9	11.6
Operating taxes and license	1.8	2.1	1.9	1.9
Insurance and claims	5.0	5.2	5.0	5.3
Communications and utilities	0.9	1.0	1.0	1.1
Other	2.2	1.9	2.2	1.8
Total operating expenses	97.8	96.4	101.8	98.4
Operating income (loss)	2.2	3.6	(1.8)	1.6
Non-operating income	0.0	0.5	0.8	0.3
Interest expense	(0.7)	(0.8)	(0.7)	(0.8)
Income (loss) before income taxes	1.5	3.3	(1.7)	1.1

THREE MONTHS ENDED JUNE 30, 2011 VS. THREE MONTHS ENDED JUNE 30, 2010

For the quarter ended June 30, 2011, truckload services revenue, before fuel surcharges, increased 14.2% to $69.4 million as compared to $60.8 million for the quarter ended June 30, 2010. The increase was primarily due to an increase in the average rate charged to customers for our truckload services. During the second quarter of 2011, the average rate charged per total mile increased to $1.37 as compared to an average rate of $1.23 during the second quarter of 2010. The increase in the average rate charged to customers reflects the tightening of capacity in the overall truckload market sector.

Salaries, wages and benefits decreased from 43.4% of revenues, before fuel surcharges, in the second quarter of 2010 to 42.2% of revenues, before fuel surcharges, during the second quarter of 2011. The decrease, as a percentage of revenue, relates to the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, with an increase in revenues for the periods compared. On a dollar basis, salaries, wages and benefits increased from $26.4 million during the second quarter of 2010 to $29.3 million during the second quarter of 2011. The dollar-based increase relates primarily to the rescission of a pay rate reduction plan, an increase in driver wages, an increase in driver lease expense, and an increase in maintenance wages. Rescission of the 5% pay rate reduction plan, which had been in effect during the second quarter of 2010 but not during the second quarter of 2011, had the effect of increasing comparative salaries and wages by 5% following the rescission date in August 2010. Driver wages increased as the number of company driver compensated miles increased from 49.5 million miles during the second quarter of 2010 to 50.5 million miles during the second quarter of 2011. Driver lease expense, which is a component of salaries, wages and benefits, increased as the average number of owner-operators under contract increased from 27 during the second quarter of 2010 to 43 during the second quarter of 2011. Maintenance wages increased due to an increase in the number of maintenance employees in response to additional regulatory compliance related to the Federal Motor Carrier Safety Administration’s “Compliance, Safety, Accountability” initiative implemented in late 2010 and also in response to the aging of our equipment.

Fuel expense, net of fuel surcharge, decreased from 18.7% of revenues, before fuel surcharges, during the second quarter of 2010 to 18.3% of revenues, before fuel surcharges, during the second quarter of 2011. The decrease, as a percentage of revenue, relates to interaction of higher revenues without a proportional increase in fuel costs as the increase in the average rate charged to customers on a per-mile basis outpaced the per-mile increase in fuel costs. On a dollar basis, fuel expense, net of fuel surcharge, increased from $11.4 million during the second quarter of 2010 to $12.7 million during the second quarter of 2011. The increase was primarily related to an increase in the average surcharge-adjusted fuel price paid per gallon of diesel fuel from $1.26 during the second quarter of 2010 to $1.39 during the second quarter of 2011. Fuel surcharge collections vary from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of declining fuel prices.

Rent and purchased transportation decreased from 1.7% of revenues, before fuel surcharges, during the second quarter of 2010 to 1.6% of revenues, before fuel surcharges, during the second quarter of 2011. The decrease relates primarily to a decrease in amounts paid for third-party equipment rentals and third-party transportation companies for intermodal services as management continued to focus on its core business and placed less emphasis on the Company’s intermodal service offering.

Depreciation increased from 10.7% of revenues, before fuel surcharges, during the second quarter of 2010 to 12.4% of revenues, before fuel surcharges, during the second quarter of 2011. The increase relates primarily to changes made during the first quarter of 2011 to the expected lives and salvage values of our trucks. During the first quarter of 2011, management decreased the life of a certain group of trucks after agreements were made with equipment manufacturers to purchase new trucks and begin decreasing the average age of our truck fleet. The salvage values of these trucks were also adjusted accordingly. These changes resulted in an increase of approximately $1.1 million in additional truck depreciation expense recognized for the first quarter of 2011 as compared to the first quarter of 2010. The changes made during the first quarter of 2011 also had an impact on the second quarter of 2011 in which an increase of approximately $1.1 million in additional truck depreciation expense was recognized for the second quarter of 2011 as compared to the second quarter of 2010. On a dollar basis, depreciation increased from $6.5 million during the second quarter of 2010 to $8.6 million during the second quarter of 2011.

Operating supplies and expenses increased from 11.7% of revenues, before fuel surcharges, during the second quarter of 2010 to 13.4% of revenues, before fuel surcharges, during the second quarter of 2011. The increase relates primarily to an increase in equipment maintenance costs as the Company extended the use of its existing fleet of trucks and trailers in 2010. Also contributing to the increase was an increase in amounts paid to driver training schools for the periods compared as competition for qualified drivers increased at the same time as increased regulations have forced some drivers to exit the profession. On a dollar basis, operating supplies and expenses increased from $7.1 million during the second quarter of 2010 to $9.3 million during the second quarter of 2011 primarily due to an increase in amounts paid for truck repairs.

Operating taxes and licenses decreased from 2.1% of revenues, before fuel surcharges, during the second quarter of 2010 to 1.8% of revenues, before fuel surcharges, during the second quarter of 2011. The decrease, as a percentage of revenue, relates to the interaction of expenses with fixed-cost characteristics, such as registration fees, with an increase in revenues for the periods compared. On a dollar basis, operating taxes and licenses remained at $1.3 million for each of the periods compared.

Insurance and claims decreased from 5.2% of revenues, before fuel surcharges, during the second quarter of 2010 to 5.0% of revenues, before fuel surcharges, during the second quarter of 2011. The decrease, as a percentage of revenue, relates to the interaction of substantially equivalent auto liability and physical damage premium expenses with an increase in revenues for the periods compared. On a dollar basis, insurance and claims expense increased from $3.2 million during the second quarter of 2010 to $3.4 million during the second quarter of 2011. The dollar-based increase relates primarily to an increase in auto liability claims expense for the periods compared.

Other expenses increased from 1.9% of revenues, before fuel surcharges, during the second quarter of 2010 to 2.2% of revenues, before fuel surcharges, during the second quarter of 2011. The increase relates primarily to an increase in amounts expensed for uncollectible revenue and for professional services. On a dollar basis, other expenses increased from $1.1 million during the second quarter of 2010 to $1.5 million during the second quarter of 2011.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 96.4% for the second quarter 2010 to 97.8% for the second quarter of 2011.

SIX MONTHS ENDED JUNE 30, 2011 VS. SIX MONTHS ENDED JUNE 30, 2010

For the first six months ended June 30, 2011, truckload services revenue, before fuel surcharges, increased 10.5% to $133.4 million as compared to $120.8 million for the first six months ended June 30, 2010. The increase was primarily due to an increase in the average rate charged to customers for our truckload services, an increase in the number of trucks utilized in operations, and an increase in the number of work days during the period. The average rate charged per total mile during the first six months of 2011 increased to $1.35 as compared to an average rate of $1.23 during the first six months of 2010. The number of trucks utilized in our truckload operations increased to an average count of 1,761 trucks during the first six months of 2011 from an average count of 1,742 trucks during the first six months of 2010. Work days, which typically represent weekdays (excluding major holidays), increased to 127 days during the first six months of 2011 from 126 days during the first six months of 2010.

Salaries, wages and benefits decreased from 43.7% of revenues, before fuel surcharges, in the first six months of 2010 to 43.5% of revenues, before fuel surcharges, during the first six months of 2011. The decrease, as a percentage of revenue, relates to the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, with an increase in revenues for the periods compared. Based on a dollar comparison, salaries, wages and benefits increased from $52.8 million during the first six months of 2010 to $58.0 million during the first six months of 2011. The dollar-based increase relates primarily to the rescission of a pay rate reduction plan, an increase in driver wages, an increase in driver lease expense, and an increase in maintenance wages. Rescission of the 5% pay rate reduction plan, which had been in effect during the first six months of 2010 but not during the first six months of 2011, had the effect of increasing comparative salaries and wages by 5% following the rescission date in August 2010. Driver wages increased as the number of company driver compensated miles increased from 98.2 million miles during the first six months of 2010 to 99.0 million miles during the first six months of 2011. Driver lease expense, which is a component of salaries, wages and benefits, increased as the average number of owner-operators under contract increased from 30 during the first six months of 2010 to 37 during the first six months of 2011. Maintenance wages increased due to an increase in the number of maintenance employees in response to additional regulatory compliance related to the Federal Motor Carrier Safety Administration’s “Compliance, Safety, Accountability” initiative implemented in late 2010 and also in response to the aging of our equipment.

Fuel expense, net of fuel surcharge, increased from 20.0% of revenues, before fuel surcharges, during the first six months of 2010 to 20.3% of revenues, before fuel surcharges, during the first six months of 2011 which, on a dollar basis, represented an increase from $24.2 million during the first six months of 2010 to $27.1 million during the first six months of 2011. The increase was primarily related to an increase in the average surcharge-adjusted fuel price paid per gallon of diesel fuel from $1.33 during the first six months of 2010 to $1.48 during the first six months of 2011. Fuel surcharge collections vary from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of declining fuel prices.

Rent and purchased transportation decreased from 2.2% of revenues, before fuel surcharges, during the first six months of 2010 to 1.6% of revenues, before fuel surcharges, during the first six months of 2011. The decrease relates primarily to a decrease in amounts paid for third-party equipment rentals and third-party transportation companies for intermodal services as management continued to focus on its core business and placed less emphasis on the Company’s intermodal service offering.

Depreciation increased from 10.8% of revenues, before fuel surcharges, during the first six months of 2010 to 12.4% of revenues, before fuel surcharges, during the first six months of 2011. The increase relates primarily to changes made during the first quarter of 2011 to the expected lives and salvage values of our trucks. During the first quarter of 2011, management decreased the life of a certain group of trucks after agreements were made with equipment manufacturers to purchase new trucks and begin decreasing the average age of our truck fleet. The salvage values of these trucks were also adjusted accordingly. These changes resulted in an increase of approximately $2.2 million in additional truck depreciation expense recognized for the first six months of 2011 as compared to the first six months of 2010. On a dollar basis, depreciation increased from $13.0 million during the first six months of 2010 to $16.7 million during the first six months of 2011.

Operating supplies and expenses increased from 11.6% of revenues, before fuel surcharges, during the first six months of 2010 to 13.9% of revenues, before fuel surcharges, during the first six months of 2011. The increase relates primarily to an increase in equipment maintenance costs as the Company extended the life of its existing fleet of trucks and trailers in 2010. Also contributing to the increase was an increase in amounts paid to driver training schools for the periods compared as competition for qualified drivers has increased at the same time as increased regulations have forced some drivers to exit the profession. On a dollar basis, operating supplies and expenses increased from $14.1 million during the first six months of 2010 to $18.5 million during the first six months of 2011 primarily due to an increase in amounts paid for truck repairs.

Insurance and claims decreased from 5.3% of revenues, before fuel surcharges, during the first six months of 2010 to 5.0% of revenues, before fuel surcharges, during the first six months of 2011. The decrease, as a percentage of revenue, relates to the interaction of substantially equivalent auto liability and physical damage premium expenses with an increase in revenues for the periods compared. On a dollar basis, insurance and claims expense increased from $6.4 million during the first six months of 2010 to $6.7 million during the first six months of 2011. The dollar-based increase relates primarily to an increase in auto liability claims expense for the periods compared.

Other expenses increased from 1.8% of revenues, before fuel surcharges, during the first six months of 2010 to 2.2% of revenues, before fuel surcharges, during the first six months of 2011. The increase relates primarily to an increase in amounts expensed for advertising, cargo insurance claims, and professional services. On a dollar basis, other expenses increased from $2.1 million during the first six months of 2010 to $2.9 million during the first six months of 2011.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 98.4% for the first six months 2010 to 101.8% for the first six months of 2011.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	2.1	5.3	2.5	5.3
Rent and purchased transportation	95.8	92.3	94.8	91.6
Operating supplies and expenses	0.0	0.1	0.1	0.1
Insurance and claims	0.0	0.1	0.0	0.1
Communications and utilities	0.1	0.3	0.2	0.3
Other	0.3	0.8	0.3	0.8
Total operating expenses	98.3	98.9	97.9	98.2
Operating income	1.7	1.1	2.1	1.8
Non-operating income	0.0	0.4	0.2	0.3
Interest expense	(0.1)	(0.7)	(0.2)	(0.7)
Income before income taxes	1.6	0.8	2.1	1.4

THREE MONTHS ENDED JUNE 30, 2011 VS. THREE MONTHS ENDED JUNE 30, 2010

For the quarter ended June 30, 2011, logistics and brokerage services revenue, before fuel surcharges, decreased 54.7% to $5.0 million as compared to $11.1 million for the quarter ended June 30, 2010. The decrease relates to a decrease in the number of loads brokered during the second quarter of 2011 as compared to the second quarter of 2010. The decrease in the number of loads resulted primarily from the closing of a brokerage office located in New Jersey during the third quarter of 2010.

Rent and purchased transportation increased from 92.3% of revenues, before fuel surcharges, during the second quarter of 2010 to 95.8% of revenues, before fuel surcharges during the second quarter of 2011. The increase relates to an increase in amounts charged by third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 98.9% for the second quarter of 2010 to 98.3% for the second quarter of 2011.

SIX MONTHS ENDED JUNE 30, 2011 VS. SIX MONTHS ENDED JUNE 30, 2010

For the first six months ended June 30, 2011, logistics and brokerage services revenue, before fuel surcharges, decreased 57.5% to $9.2 million as compared to $21.5 million for the first six months ended June 30, 2010. The decrease relates to a decrease in the number of loads brokered during the first six months of 2011 as compared to the first six months of 2010. The decrease in the number of loads resulted primarily from the closing of a brokerage office located in New Jersey during the third quarter of 2010.

Rent and purchased transportation increased from 91.6% of revenues, before fuel surcharges, during the first six months of 2010 to 94.8% of revenues, before fuel surcharges during the first six months of 2011. The increase relates to an increase in amounts charged by third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 98.2% for the first six months of 2010 to 97.9% for the first six months of 2011.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED JUNE 30, 2011 VS. THREE MONTHS ENDED JUNE 30, 2010

Net income for all divisions was approximately $0.7 million, or 0.9% of revenues, before fuel surcharge for the second quarter of 2011 as compared to net income of $1.3 million or 1.8% of revenues, before fuel surcharge for the second quarter of 2010. The decrease in income resulted in a decrease in diluted earnings per share to $0.08 for the second quarter of 2011 from a diluted earnings per share of $0.13 for the second quarter of 2010.

SIX MONTHS ENDED JUNE 30, 2011 VS. SIX MONTHS ENDED JUNE 30, 2010

Net loss for all divisions was approximately $1.3 million, or 0.9% of revenues, before fuel surcharge for the first six months of 2011 as compared to net income of $0.9 million or 0.7% of revenues, before fuel surcharge for the first six months of 2010. The decrease in income resulted in a diluted loss per share of $0.14 for the first six months of 2011 as compared to diluted earnings per share of $0.10 for the first six months of 2010.

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

During the first six months of 2011, we generated $17.9 million in cash from operating activities. Investing activities used $14.8 million in cash in the first six months of 2011. Financing activities used $12.0 million in cash in the first six months of 2011.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first six months of 2011, we utilized cash on hand and our lines of credit to finance revenue equipment purchases of approximately $15.4 million.

Occasionally, we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 12 to 48 months. During the first six months of 2011, the Company did not enter into any installment note obligations for the purchase of revenue equipment.

During the remainder of 2011, we expect to purchase 450 new trucks and 485 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $46.3 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

During the first six months of 2011 we maintained a $30.0 million revolving line of credit. Amounts outstanding under the line of credit bear interest at LIBOR (determined as of the first day of each month) plus 1.95% (2.14% at June 30, 2011), are secured by our accounts receivable and mature on May 31, 2012; however, the Company has the intent and ability to extend the terms of this line of credit for an additional one year period until May 31, 2013. At June 30, 2011 outstanding advances on the line of credit were approximately $1.1 million, consisting entirely of letters of credit, with availability to borrow $28.9 million.

Cash and cash equivalents decreased from $13.8 million at December 31, 2010 to $4.8 million at June 30, 2011. The decrease relates to purchases of revenue equipment made during the first six months of 2011 utilizing cash on hand and cash flows from operations.

Trade accounts receivable increased from $48.2 million at December 31, 2010 to $58.7 million at June 30, 2011. The increase relates to a general increase in revenue, which flows through the accounts receivable account, during the first six months of 2011 as compared to the revenues generated during the last six months of 2010.

Prepaid expenses and deposits decreased from $9.5 million at December 31, 2010 to $6.8 million at June 30, 2011. The decrease relates to the amortization of prepaid tractor and trailer license fees and auto liability insurance premiums. During late 2010, approximately $2.6 million of the 2011 license fees and approximately $1.0 million of the 2011 insurance premiums were paid in advance. These prepaid expenses will continue to be amortized to expense through the remainder of the year.

Income taxes refundable decreased from $2.4 million at December 31, 2010 to $0.3 million at June 30, 2011. The decrease relates to a $2.1 million income tax quick refund claim filed and received during the first six months of 2011.

Revenue equipment, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units, increased from $284.2 million at December 31, 2010 to $295.1 million at June 30, 2011. The increase relates to the purchase of new trucks to replace older trucks which have not yet been retired or are otherwise in the process of being traded or sold. Also contributing to the increase, was the purchase of new trailers during the first six months of 2011 without corresponding trailer retirements as the Company intends to increase its trailer fleet size.

Accounts payable increased from $17.1 million at December 31, 2010 to $22.4 million at June 30, 2011. The increase was primarily related to an increase in amounts accrued for the purchase of revenue equipment and fuel.

Accrued expenses and other liabilities increased from $9.5 million at December 31, 2010 to $11.6 million at June 30, 2011. The increase was related to an increase in amounts accrued at the end of the period for employee wages and benefits which can vary significantly throughout the year depending on many factors, including the timing of the actual date employees are paid in relation to the last day of the reporting period.

Current maturities of long term-debt and long-term debt fluctuations are reviewed on an aggregate basis as the classification of amounts in each category are typically affected merely by the passage of time. Current maturities of long-term debt and long-term debt, on an aggregate basis, decreased from $40.6 million at December 31, 2010 to $33.9 million at June 30, 2011. The decrease was related to the principal portion of scheduled installment note payments made during the first six months of 2011.

Treasury stock increased from $29.1 million at December 31, 2010 to $34.4 million at June 30, 2011. The increase was related to the repurchase of 455,150 shares of the Company’s common stock under its stock repurchase program during the first six months of 2011.

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

Equity Price Risk
We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities increased to $18.7 million at June 30, 2011 from $18.3 million at December 31, 2010. The increase during the first six months of 2011 includes additional purchases of $582,000, sales of $189,000, return of capital proceeds of $77,000, and an increase in the fair market value of $84,000. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.9 million. For additional information with respect to the marketable equity securities, see Note C to our condensed consolidated financial statements.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On November 24, 2010, the Company announced that its Board of Directors had authorized the Company to repurchase up to 500,000 shares of its common stock during the twelve month period following the announcement. The following table summarizes the Company’s common stock repurchases during the second quarter of 2011 made pursuant to this authorization. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser”.

Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Period
April 1-30, 2011	204,358	$12.33	204,358	209,612
May 1-31, 2011	25,000	10.42	25,000	184,612
June 1-30, 2011	139,762	10.85	139,762	44,850
Total	369,120	$11.64	369,120

Item 6.  Exhibits.

Exhibits
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 11, 2007.)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certifications of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: August 8, 2011	By: /s/ Daniel H. Cushman
Daniel H. Cushman
President and Chief Executive Officer
(principal executive officer)

Dated: August 8, 2011	By: /s/ Lance K. Stewart
Lance K. Stewart
Vice President-Finance, Chief Financial
Officer, Secretary and Treasurer
(principal accounting and financial officer)

P.A.M. TRANSPORTATION SERVICES, INC.
Index to Exhibits to Form 10-Q

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002.)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 11, 2007.)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certifications of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document