Form 10-Q
period 2011-09-30
PAM TRANSPORTATION SERVICES INC
filed 2011-11-08
CIK 798287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☑	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 20, 2011
Common Stock, $.01 Par Value	8,918,607

P.A.M. TRANSPORTATION SERVICES, INC.
Form 10-Q
For The Quarter Ended September 30, 2011

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) (in thousands, except share and per share data)
	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$833	$13,774
Accounts receivable-net:
Trade	51,008	48,193
Other	2,419	3,607
Inventories	1,106	832
Prepaid expenses and deposits	8,820	9,518
Marketable equity securities	17,782	18,273
Income taxes refundable	291	2,356
Total current assets	82,259	96,553

Property and equipment:
Land	4,924	4,924
Structures and improvements	13,913	13,667
Revenue equipment	299,069	284,196
Office furniture and equipment	8,841	8,298
Total property and equipment	326,747	311,085
Accumulated depreciation	(157,027)	(145,708)
Net property and equipment	169,720	165,377

Other assets	2,410	2,410

TOTAL ASSETS	$254,389	$264,340

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,185	$17,092
Accrued expenses and other liabilities	12,078	9,497
Current maturities of long-term debt	14,577	23,410
Deferred income taxes-current	491	1,146
Total current liabilities	56,331	51,145

Long-term debt-less current portion	14,028	17,201
Deferred income taxes-less current portion	46,020	48,046
Total liabilities	116,379	116,392

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,377,207 and
11,373,207 shares issued; 8,918,607 and 9,414,607 shares outstanding
at September 30, 2011 and December 31, 2010, respectively	114	114
Additional paid-in capital	77,999	77,837
Accumulated other comprehensive income	3,047	4,406
Treasury stock, at cost; 2,458,600 and 1,958,600 shares at September 30, 2011 and December 31, 2010, respectively	(34,878)	(29,127)
Retained earnings	91,728	94,718
Total shareholders’ equity	138,010	147,948

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$254,389	$264,340

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
OPERATING REVENUES:
Revenue, before fuel surcharge	$70,616	$74,798	$213,220	$217,097
Fuel surcharge	18,322	11,908	56,635	36,694
Total operating revenues	88,938	86,706	269,855	253,791

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	30,276	27,776	88,490	81,746
Fuel expense	30,965	23,312	96,366	72,304
Rent and purchased transportation	5,869	15,241	16,680	37,563
Depreciation	8,071	6,957	24,745	19,999
Operating supplies and expenses	10,364	7,852	28,848	21,943
Operating taxes and licenses	1,189	1,293	3,712	3,614
Insurance and claims	3,113	3,219	9,826	9,652
Communications and utilities	555	686	1,905	2,055
Other	1,228	1,321	4,161	3,605
Loss (gain) on disposition of equipment	4	(472)	31	(501)
Total operating expenses and costs	91,634	87,185	274,764	251,980

OPERATING (LOSS) INCOME	(2,696)	(479)	(4,909)	1,811

NON-OPERATING INCOME	173	271	1,325	659
INTEREST EXPENSE	(375)	(591)	(1,357)	(1,698)

(LOSS) INCOME BEFORE INCOME TAXES	(2,898)	(799)	(4,941)	772

FEDERAL AND STATE INCOME TAX (BENEFIT) EXPENSE:
Current	-	(2,108)	-	57
Deferred	(1,194)	1,800	(1,951)	260
Total federal and state income tax (benefit) expense	(1,194)	(308)	(1,951)	317

NET (LOSS) INCOME	$(1,704)	$(491)	$(2,990)	$455

(LOSS) INCOME PER COMMON SHARE:
Basic	$(0.19)	$(0.05)	$(0.33)	$0.05
Diluted	$(0.19)	$(0.05)	$(0.33)	$0.05

AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,941	9,415	9,142	9,415
Diluted	8,941	9,415	9,142	9,419

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Nine Months Ended
	September 30,
	2011	2010
OPERATING ACTIVITIES:
Net (loss) income	$(2,990)	$455
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	24,745	19,999
Bad debt recovery	(37)	(9)
Stock compensation-net of excess tax benefits	147	118
Provision for deferred income taxes	(1,951)	260
Reclassification of unrealized loss on marketable equity securities	223	60
Gain on sale or reclass of marketable equity securities	(726)	(315)
Loss (gain) on sale or disposal of equipment	31	(501)
Changes in operating assets and liabilities:
Accounts receivable	(2,101)	(9,008)
Prepaid expenses, inventories, and other assets	424	(3,443)
Income taxes refundable	2,065	(2,061)
Trade accounts payable	12,473	7,650
Accrued expenses and other liabilities	2,553	386
Net cash provided by operating activities	34,856	13,591

INVESTING ACTIVITIES:
Purchases of property and equipment	(35,168)	(19,885)
Proceeds from disposition of equipment	5,647	9,166
Change in restricted cash	510	(1,872)
Purchases of marketable equity securities, net of return of capital	(2,039)	(1,545)
Sales of marketable equity securities	966	622
Net cash used in investing activities	(30,084)	(13,514)

FINANCING ACTIVITIES:
Borrowings under line of credit	244,761	271,078
Repayments under line of credit	(244,761)	(271,078)
Borrowings of long-term debt	8,199	15,047
Repayments of long-term debt	(20,205)	(8,629)
Borrowings under margin account	1,440	-
Repayments under margin account	(1,411)	-
Repurchases of common stock	(5,751)	-
Exercise of stock options	15	4
Net cash (used in) provided by financing activities	(17,713)	6,422

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,941)	6,499

CASH AND CASH EQUIVALENTS-Beginning of period	13,774	9,870

CASH AND CASH EQUIVALENTS-End of period	$833	$16,369

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$1,393	$1,692
Income taxes	$75	$2,280

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$2,123	$6

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Shareholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

Balance at December 31, 2010	9,414	$114	$77,837		$4,406	$(29,127)	$94,718	$147,948

Components of comprehensive income:
Net loss				$(2,990)			(2,990)	(2,990)
Other comprehensive income:
Other comprehensive income (loss), net of tax				(1,359)	(1,359)			(1,359)
Total comprehensive income				$(4,349)

Exercise of stock options-shares issued
including tax benefits	4		15					15

Treasury stock repurchases	(500)					(5,751)		(5,751)

Share-based compensation			147					147

Balance at September 30, 2011	8,918	$114	$77,999		$3,047	$(34,878)	$91,728	$138,010

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2011

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

For the quarter ended September 30, 2011, the evaluation resulted in an impairment charge of approximately $30,000 in the Company’s non-operating income (expense) in its statement of operations. For the quarter ended September 30, 2010, the Company determined that an impairment charge was not necessary.

For the nine-month period ended September 30, 2011, the evaluation resulted in an impairment charge of approximately $223,000 in the Company’s non-operating income (expense) in its statement of operations. For the nine-month period ended September 30, 2010, the evaluation resulted in an impairment charge of approximately $60,000 in the Company’s non-operating income (expense) in its statement of operations.

The following table sets forth cost, market value and unrealized gain/(loss) on equity securities classified as available-for-sale and equity securities classified as trading as of September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
	(in thousands)
Available-for-sale securities
Fair market value	$17,662	$18,101
Cost	12,626	11,000
Unrealized gain	$5,036	$7,101

Trading securities
Fair market value	$120	$172
Cost	157	157
Unrealized (loss) gain	$(37)	$15

Total
Fair market value	$17,782	$18,273
Cost	12,783	11,157
Unrealized gain	$4,999	$7,116

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities that are classified as available-for-sale as of September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
	(in thousands)
Available-for-sale securities:
Gross unrealized gains	$5,833	$7,333
Gross unrealized losses	(797)	(232)
Total unrealized gains (losses)	$5,036	$7,101

As of September 30, 2011 and December 31, 2010, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $3,047,000 and $4,406,000, respectively.

As of September 30, 2011, the Company's marketable securities that are classified as trading had gross recognized losses of approximately $37,000 and had no gross recognized gains. The following table shows recognized gains (losses) in market value for securities classified as trading during the first nine months of 2011 and 2010.

	September 30, 2011	September 30, 2010
	(in thousands)
Trading securities
Recognized gain (loss) at beginning of period	$14	$63
Recognized gain (loss) at end of period	(37)	63
Change in net recognized (loss) gain	$(51)	$-

Change in net recognized gain (loss), net of taxes	$(31)	$-

The following table shows the Company's realized gains during the first nine months of 2011 and 2010 on certain securities which were held as available-for-sale.

	September 30, 2011	September 30, 2010
	(in thousands)
Realized gains
Sales proceeds	$966	$622
Cost of securities sold	189	308
Realized gains	$777	$314

Realized gains, net of taxes	$470	$190

The following table shows the Company’s investments’ approximate gross unrealized losses and fair value of those securities in a loss position at September 30, 2011 and December 31, 2010. These investments consist of equity securities. As of September 30, 2011 and December 31, 2010 there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	September 30, 2011		December 31, 2010
	(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities – Available-for-sale	$4,079	$797	$1,745	$232
Equity securities – Trading	120	37	-	-
Totals	$4,199	$834	$1,745	$232

The market value of the Company’s equity securities are used as collateral against any outstanding margin account borrowings. As of September 30, 2011, the Company had outstanding borrowings of approximately $28,000 under its margin account which were used for the purchase of marketable equity securities and as a source of short-term liquidity.

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

Outstanding incentive stock options at September 30, 2011, must be exercised within either five or ten years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at September 30, 2011, must be exercised within either five or ten years from the date of grant.

During the first nine months of 2011, options for 16,000 shares were issued under the 2006 Plan at an option exercise price of $11.75 per share, and at September 30, 2011, 540,000 shares were available for granting future options.

In November 2010, the Company granted to certain key employees, 50,000 nonqualified stock options and 64,000 performance-based variable nonqualified stock options. The exercise price for these awards was fixed at the grant date and was equal to the fair market value of the stock on that date. The nonqualified stock options vest in increments of 20% each year. The performance-based nonqualified stock options may be earned in four quarterly installments and one annual installment with vesting to occur in increments of 20% each year for any options earned. As of September 30, 2011, 4,500 performance-based nonqualified options have been earned and 9,844 performance-based nonqualified options have been cancelled as the performance criteria for the first and third quarter of 2011 were not met. In order to meet the performance criteria, certain quarterly and annual “operating ratio” results must be achieved. The number of performance-based nonqualified options earned and/or vested each fiscal year will not be known until the date the quarterly performance criteria is measured. As of September 30, 2011, none of the options for shares have vested under this combined 114,000 share option grant.

The total grant date fair value of options vested during the first nine months of 2011 was approximately $98,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first nine months of 2011 was approximately $147,000 and includes approximately $98,000 recognized as a result of the annual grant of 2,000 shares to each non-employee director during the first quarter of 2011. The recognition of stock-based compensation expense increased diluted and basic loss per common share by approximately $0.01 during the nine months ending September 30, 2011 but did not have a recognizable impact on diluted or basic loss per share reported for the third quarter ending September 30, 2011. As of September 30, 2011, the Company had stock-based compensation plans with total unvested stock-based compensation expense, excluding stock-based compensation related to the performance-based variable nonqualified stock option grant, of approximately $264,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $16,000 in additional compensation expense related to unvested option awards during the remainder of 2011 and to recognize approximately $63,000 in additional compensation expense related to unvested option awards during each of the years 2012 through 2014 and $59,000 during 2015. Stock-based compensation expense recognized during the first nine months of 2011 related to the grant of performance-based variable nonqualified stock options was approximately $1,000 which was based on estimated performance criteria for 2011.

The total grant date fair value of options vested during the first nine months of 2010 was approximately $118,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first nine months of 2010 was approximately $118,000 which resulted from the annual grant of an option for 2,000 shares to each non-employee director during the first quarter of 2010. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 during the nine months ending September 30, 2010 but did not have a recognizable impact on diluted or basic loss per share reported for the third quarter ending September 30, 2010. As of September 30, 2010, the Company did not have any stock-based compensation plans with unrecognized stock-based compensation expense.

The weighted average grant date fair value of options granted during the first nine months of 2011 and 2010 was $6.14 per share and $7.38 per share, respectively.

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton (“BSM”) option-pricing model using the following assumptions:

	Nine Months Ended
	September 30,
	2011	2010
Dividend yield	0%	0%
Volatility	65.81%	64.31%
Risk-free rate	1.79%	1.80%
Expected life	4.3 years	4.3 years
Fair value of options	$6.14	$7.38

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

Information related to option activity for the nine months ended September 30, 2011 is as follows:

	Shares Under Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding-beginning of year	251,500	$15.86
Granted	16,000	11.75
Exercised	(4,000)	3.84
Cancelled/forfeited/expired	(23,844)	20.33
Outstanding at September 30, 2011	239,656	$15.34	5.0	$42,980

Exercisable at September 30, 2011	135,500	$18.50	1.7	$42,980
___________________________
* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on September 30, 2011, was $9.98.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of September 30, 2011 and the number and weighted average exercise price of options exercisable as of September 30, 2011 are as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$3.84	7,000	2.4	7,000
$11.22	104,156	9.2	-
$11.75	16,000	4.4	16,000
$14.32	16,000	3.4	16,000
$14.98	16,000	1.4	16,000
$19.88	12,500	1.0	12,500
$22.92	14,000	0.4	14,000
$23.22	54,000	0.9	54,000
	239,656	5.0	135,500

Cash received from option exercises totaled approximately $15,000 and $4,000 during the nine months ended September 30, 2011 and September 30, 2010, respectively. The Company issues new shares upon option exercise.

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
	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$66,349	94.0	$60,297	80.6	$199,802	93.7	$181,090	83.4
Brokerage and Logistics Services revenue	4,267	6.0	14,501	19.4	13,418	6.3	36,007	16.6
Total revenues	$70,616	100.0	$74,798	100.0	$213,220	100.0	$217,097	100.0

NOTE F:  TREASURY STOCK
The Company accounts for Treasury stock using the cost method and as of September 30, 2011, 2,458,600 shares were held in the treasury at an aggregate cost of approximately $34,878,000. During the nine months ending September 30, 2011, the Company repurchased 500,000 shares of its common stock at an aggregate cost of approximately $5,751,000.

NOTE G:  COMPREHENSIVE INCOME
Comprehensive income is comprised of net income plus or minus market value adjustments related to our marketable securities. The components of comprehensive income are as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)

Net (loss) income	$(1,704)	$(491)	$(2,990)	$455

Other comprehensive (loss) income:
Reclassification adjustment for realized gains on marketable
securities included in net income, net of income taxes	-	-	(484)	(189)
Reclassification adjustment for unrealized losses on marketable
securities included in net income, net of income taxes	18	-	140	37
Change in fair value of marketable securities, net of income taxes	(1,615)	1,041	(1,015)	615
Total comprehensive (loss) income	$(3,301)	$550	$(4,349)	$918

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)

Net (loss) income	$(1,704)	$(491)	$(2,990)	$455

Basic weighted average common shares outstanding	8,941	9,415	9,142	9,415
Dilutive effect of common stock equivalents	-	-	-	4
Diluted weighted average common shares outstanding	8,941	9,415	9,142	9,419

Basic (loss) earnings per share	$(0.19)	$(0.05)	$(0.33)	$0.05
Diluted (loss) earnings per share	$(0.19)	$(0.05)	$(0.33)	$0.05

Options to purchase 239,656 and 126,500 shares of common stock were outstanding at September 30, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because to do so would have an anti-dilutive effect.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of September 30, 2011, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the nine months ended September 30, 2011, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

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

At September 30, 2011, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$17,782	$17,782	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at September 30, 2011 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$28,605	$29,064

The Company has not elected the fair value option for any of its financial instruments.

NOTE K:  PROPERTY AND EQUIPMENT
During the first quarter of 2011, management decreased the estimated useful lives and adjusted the salvage values of a certain group of trucks which are expected to be traded during the year for newer model trucks. These changes resulted in additional depreciation expense of approximately $3,200,000 during the first nine months of 2011. This additional depreciation expense increased the Company’s net loss by approximately $1,940,000 ($0.21 per diluted share).

NOTE L:  NOTES PAYABLE AND LONG-TERM DEBT
During the first nine months of 2011, the Company’s subsidiaries entered into installment obligations totaling approximately $8.2 million for the purpose of purchasing revenue equipment. These obligations are each payable in 36 monthly installments at a weighted average interest rate of 2.90%.

NOTE M:  SUBSEQUENT EVENTS
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

Depreciation of trucks and trailers. Depreciation of trucks and trailers is calculated by the straight-line method over the assets estimated useful life, which range from three to 12 years, down to an estimated salvage value at the end of the assets estimated useful life. Management must use its judgment in the selection of estimated useful lives and salvage values for purposes of this calculation. In some cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal.

The depreciation of trucks and trailers over their estimated useful lives and the determination of any salvage value also require management to make judgments about future events. Therefore, the Company’s management periodically evaluates whether changes to estimated useful lives or salvage values are necessary to ensure these estimates accurately reflect the economic reality of the assets. This periodic evaluation may result in changes in the estimated lives and/or salvage values used by the Company to depreciate its assets, which can affect the amount of periodic depreciation expense recognized and, ultimately, the gain or loss on the disposal of an asset. Future changes in our estimated useful life or salvage value estimates, or fluctuations in market value that is not reflected in current estimates, could have a material effect on the Company’s consolidated financial statements.

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

Significantly all of the Company’s cash flows from operations are generated by trucks and trailers, and as such, the cost of other long-lived assets are funded by those operations. Therefore, management tests for the recoverability of all of the Company’s long-lived assets as a single group at the entity level and examines the forecasted future cash flows generated by trucks and trailers, including their eventual disposition, to determine if those cash flows exceed the carrying value of the long-lived assets. As of September 30, 2011, the projected cash flows expected to be generated from long-lived assets exceeded their carrying value. As such, no impairment indicators existed and no impairment losses were recorded during the period. The forecasted cash flows were estimated using assumptions about future operations. To the extent that facts and circumstances change in the future, our estimates of future cash flows may also change either positively or negatively.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. For the three and nine month periods ended September 30, 2011, truckload services revenues, excluding fuel surcharges, represented 94.0% and 93.7%, respectively, of total revenues, excluding fuel surcharges, with remaining revenues, excluding fuel surcharges, being generated from brokerage and logistics services. For the three and nine month periods ended September 30, 2010, truckload services revenues, excluding fuel surcharges, represented 80.6% and 83.4%, respectively, of total revenues, excluding fuel surcharges, with remaining revenues, excluding fuel surcharges, being generated from brokerage and logistics services. The comparative percentage increase in the truckload services component of revenues, excluding fuel surcharges, resulted primarily from the closing of a brokerage office located in New Jersey during the third quarter of 2010.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three and nine months ending September 30, 2011, approximately $18.3 million and $56.6 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the three and nine months ending September 30, 2010 approximately $11.9 million and $36.7 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES
The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	45.5	45.1	44.2	44.2
Fuel expense, net of fuel surcharge	19.1	18.9	19.9	19.7
Rent and purchased transportation	2.7	2.7	1.9	2.3
Depreciation	12.2	11.5	12.4	11.0
Operating supplies and expenses	15.6	13.0	14.4	12.1
Operating taxes and license	1.8	2.1	1.9	2.0
Insurance and claims	4.7	5.3	4.9	5.3
Communications and utilities	0.8	1.1	0.9	1.1
Other	1.8	2.0	2.1	1.8
Total operating expenses	104.2	101.7	102.6	99.5
Operating (loss) income	(4.2)	(1.7)	(2.6)	0.5
Non-operating income	0.3	0.4	0.7	0.3
Interest expense	(0.6)	(0.9)	(0.7)	(0.8)
Loss before income taxes	(4.5)	(2.2)	(2.6)	0.0

THREE MONTHS ENDED SEPTEMBER 30, 2011 VS. THREE MONTHS ENDED SEPTEMBER 30, 2010

During the third quarter of 2011, truckload services revenue, before fuel surcharges, increased 10.0% to $66.3 million as compared to $60.3 million during the third quarter of 2010. The increase was primarily due to an increase in the average rate charged to customers for our truckload services and an increase in the number of miles traveled. The average rate charged per total mile during the third quarter of 2011 increased to $1.38 as compared to an average rate of $1.28 during the third quarter of 2010. The number of miles traveled increased from 47.1 million miles during the third quarter of 2010 to 48.2 million miles during the third quarter of 2011 and resulted from an increase in the average number of trucks utilized in operations from 1,745 trucks during the third quarter of 2010 to 1,775 during the third quarter of 2011.

Salaries, wages and benefits increased from 45.1% of revenues, before fuel surcharges, in the third quarter of 2010 to 45.5% of revenues, before fuel surcharges, during the third quarter of 2011. The increase relates primarily to an increase in driver lease expense, which is a component of salaries, wages and benefits, as the average number of owner operators under contract increased from 28 during the third quarter of 2010 to 47 during the third quarter of 2011. Also contributing to the increase was the settlement of a claim for an amount more than the estimated reserve under the Company’s self-insured workers’ compensation plan.

Fuel expense, net of fuel surcharge, increased from 18.9% of revenues, before fuel surcharges, during the third quarter of 2010 to 19.1% of revenues, before fuel surcharges, during the third quarter of 2011, which, on a dollar basis, represented an increase from $11.4 million during the third quarter of 2010 to $12.6 million during the third quarter of 2011. The increase was primarily related to an increase in the average surcharge-adjusted fuel price paid per gallon of diesel fuel from $1.31 during the third quarter of 2010 to $1.45 during the third quarter of 2011. Fuel surcharge collections vary from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices.

Depreciation increased from 11.5% of revenues, before fuel surcharges, during the third quarter of 2010 to 12.2% of revenues, before fuel surcharges, during the third quarter of 2011. The increase relates primarily to changes made during the first quarter of 2011 to the expected lives and salvage values of our trucks. During the first quarter of 2011, management decreased the estimated useful lives of a certain group of trucks after agreements were made with equipment manufacturers to purchase new trucks in order to begin decreasing the average age of our truck fleet. The salvage values of these trucks were also adjusted accordingly. These changes resulted in an increase of approximately $1.0 million in additional truck depreciation expense to be recognized during each quarter of 2011.

Operating supplies and expenses increased from 13.0% of revenues, before fuel surcharges, during the third quarter of 2010 to 15.6% of revenues, before fuel surcharges, during the third quarter of 2011. The increase relates primarily to an increase in equipment maintenance costs as the Company extended the use of its existing fleet of trucks and trailers in 2010. Also contributing to the increase was an increase in amounts paid to driver training schools for the periods compared as competition for qualified drivers increased at the same time as increased regulations have forced some drivers to exit the profession.

Operating taxes and licenses decreased from 2.1% of revenues, before fuel surcharges, during the third quarter of 2010 to 1.8% of revenues, before fuel surcharges, during the third quarter of 2011. The decrease, as a percentage of revenue, relates to the interaction of expenses with fixed-cost characteristics, such as registration fees, with an increase in revenues for the periods compared.

Insurance and claims decreased from 5.3% of revenues, before fuel surcharges, during the third quarter of 2010 to 4.7% of revenues, before fuel surcharges, during the third quarter of 2011. The decrease relates primarily to a decrease in auto liability and physical claims experienced during the third quarter of 2011 as compared to the third quarter of 2010. Also contributing to the percentage decrease was the interaction of insurance premiums, based on a factor other than revenue, with increased revenues. Insurance premiums based on a mileage basis, such as auto liability premiums, and on a value basis, such as physical damage premiums, decreased as a percentage of revenues as a result of higher revenues for the periods compared.

Other expenses decreased from 2.0% of revenues, before fuel surcharges, during the third quarter of 2010 to 1.8% of revenues, before fuel surcharges, during the third quarter of 2011. The decrease relates primarily to a decrease in amounts expensed for uncollectible revenue and for other supplies and expenses.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 101.7% for the third quarter 2010 to 104.2% for the third quarter of 2011.

NINE MONTHS ENDED SEPTEMBER 30, 2011 VS. NINE MONTHS ENDED SEPTEMBER 30, 2010

During the first nine months of 2011, truckload services revenue, before fuel surcharges, increased 10.3% to $199.8 million as compared to $181.1 million during the first nine months of 2010. The increase was primarily due to an increase in the average rate charged to customers for our truckload services, an increase in the number of miles traveled, and an increase in the number of work days during the period. The average rate charged per total mile during the first nine months of 2011 increased to $1.36 as compared to an average rate of $1.25 during the first nine months of 2010. The number of miles traveled increased from 145.3 million miles during the first nine months of 2010 to 147.2 million miles during the first nine months of 2011 and resulted from an increase in the average number of trucks utilized in operations from 1,743 trucks during the first nine months of 2010 to 1,766 during the first nine months of 2011. Work days, which typically represent weekdays (excluding major holidays), increased to 191 days during the first nine months of 2011 from 190 days during the first nine months of 2010.

Salaries, wages and benefits remained at 44.2% of revenues, before fuel surcharges, for each of the periods compared as those costs with fixed cost characteristics, such as general and administration wages, marketing wages, and maintenance wages, partially offset increases in variable wage costs, such as driver wages. Using a dollar comparison, salaries, wages and benefits increased from $80.0 million during the first nine months of 2010 to $88.2 million during the first nine months of 2011. The dollar-based increase relates primarily to the rescission of a pay rate reduction plan, an increase in driver wages, an increase in driver lease expense, an increase in maintenance wages, and an increase in workers’ compensation expense. Rescission of the 5% pay rate reduction plan, which had been in effect during the first seven months of 2010 but not anytime during 2011, had the effect of increasing comparative salaries and wages by 5% following the rescission date in August 2010. Driver wages increased as the number of company driver compensated miles increased from 145.3 million miles during the first nine months of 2010 to 147.2 million miles during the first nine months of 2011. Driver lease expense, which is a component of salaries, wages and benefits, increased as the average number of owner-operators under contract increased from 29 during the first nine months of 2010 to 40 during the first nine months of 2011. Maintenance wages increased due to an increase in the number of maintenance employees in response to additional regulatory compliance related to the Federal Motor Carrier Safety Administration’s “Compliance, Safety, Accountability” initiative implemented in late 2010 and also in response to the aging of our equipment. Worker’s compensation expense increased for the periods compared due to the settlement of a claim for an amount more than the estimated reserve under the Company’s self-insured workers’ compensation plan.

Fuel expense, net of fuel surcharge, increased from 19.7% of revenues, before fuel surcharges, during the first nine months of 2010 to 19.9% of revenues, before fuel surcharges, during the first nine months of 2011. The increase was primarily related to an increase in the average surcharge-adjusted fuel price paid per gallon of diesel fuel from $1.32 during the first nine months of 2010 to $1.47 during the first nine months of 2011. Fuel surcharge collections vary from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of declining fuel prices.

Rent and purchased transportation decreased from 2.3% of revenues, before fuel surcharges, during the first nine months of 2010 to 1.9% of revenues, before fuel surcharges, during the first nine months of 2011. The decrease relates primarily to a decrease in amounts paid to third-party transportation companies for intermodal services as management continued to focus on its core business and placed less emphasis on the Company’s intermodal service offering.

Depreciation increased from 11.0% of revenues, before fuel surcharges, during the first nine months of 2010 to 12.4% of revenues, before fuel surcharges, during the first nine months of 2011. The increase relates primarily to revenue equipment acquisitions during the first nine months of 2011 and to revisions made during January 2011 and April 2011 to the expected lives and salvage values of our trucks in response to a change in the Company’s trade replacement cycle for trucks from five years to three years. The change in the replacement cycle resulted in additional truck depreciation expense of approximately $4.3 million for the first nine months of 2011 as compared to the first nine months of 2010.

Operating supplies and expenses increased from 12.1% of revenues, before fuel surcharges, during the first nine months of 2010 to 14.4% of revenues, before fuel surcharges, during the first nine months of 2011. The increase relates primarily to an increase in equipment maintenance costs as the Company extended the life of its existing fleet of trucks and trailers in 2010. Also contributing to the increase was an increase in amounts paid to driver training schools for the periods compared as competition for qualified drivers has increased at the same time as increased regulations have forced some drivers to exit the profession.

Insurance and claims decreased from 5.3% of revenues, before fuel surcharges, during the first nine months of 2010 to 4.9% of revenues, before fuel surcharges, during the first nine months of 2011. The decrease, as a percentage of revenue, relates to the interaction of insurance premiums, based on a factor other than revenue, with increased revenues. Insurance premiums based on a mileage basis, such as auto liability premiums, and on a value basis, such as physical damage premiums, decreased as a percentage of revenues as a result of higher revenues for the periods compared.

Other expenses increased from 1.8% of revenues, before fuel surcharges, during the first nine months of 2010 to 2.1% of revenues, before fuel surcharges, during the first nine months of 2011. The increase relates primarily to an increase in amounts expensed for advertising, cargo insurance claims, and professional services.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 99.5% for the first nine months 2010 to 102.6% for the first nine months of 2011.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	1.2	4.0	2.1	4.7
Rent and purchased transportation	96.5	94.3	95.2	92.8
Operating supplies and expenses	0.0	0.1	0.1	0.1
Insurance and claims	0.0	0.1	0.0	0.1
Communications and utilities	0.1	0.2	0.2	0.3
Other	0.1	0.7	0.3	0.7
Gain on sale or disposal of property	0.0	(3.1)	0.0	(1.3)
Total operating expenses	97.9	96.3	97.9	97.4
Operating income	2.1	3.7	2.1	2.6
Non-operating income	0.0	0.3	0.1	0.3
Interest expense	(0.1)	(0.6)	(0.2)	(0.7)
Income before income taxes	2.0	3.4	2.0	2.2

THREE MONTHS ENDED SEPTEMBER 30, 2011 VS. THREE MONTHS ENDED SEPTEMBER 30, 2010

During the third quarter of 2011, logistics and brokerage services revenue, before fuel surcharges, decreased 70.6% to $4.3 million as compared to $14.5 million during the third quarter of 2010. The decrease relates to a decrease in the number of loads brokered during the third quarter of 2011 as compared to the third quarter of 2010. The decrease in the number of loads resulted primarily from the closing of a brokerage office located in New Jersey during the third quarter of 2010.

Rent and purchased transportation increased from 94.3% of revenues, before fuel surcharges, during the third quarter of 2010 to 96.5% of revenues, before fuel surcharges during the third quarter of 2011. The increase relates to an increase in amounts charged by third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 96.3% for the third quarter of 2010 to 97.9% for the third quarter of 2011.

NINE MONTHS ENDED SEPTEMBER 30, 2011 VS. NINE MONTHS ENDED SEPTEMBER 30, 2010

During the first nine months of 2011, logistics and brokerage services revenue, before fuel surcharges, decreased 62.7% to $13.4 million as compared to $36.0 million during the first nine months of 2010. The decrease relates to a decrease in the number of loads brokered during the first nine months of 2011 as compared to the first nine months of 2010. The decrease in the number of loads resulted primarily from the closing of a brokerage office located in New Jersey during the third quarter of 2010.

Rent and purchased transportation increased from 92.8% of revenues, before fuel surcharges, during the first nine months of 2010 to 95.2% of revenues, before fuel surcharges during the first nine months of 2011. The increase relates to an increase in amounts charged by third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 97.4% for the first nine months of 2010 to 97.9% for the first nine months of 2011.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED SEPTEMBER 30, 2011 VS. THREE MONTHS ENDED SEPTEMBER 30, 2010

Net loss for all divisions was approximately $1.7 million, or 2.4% of revenues, before fuel surcharge for the third quarter of 2011 as compared to net loss of $0.5 million or 0.7% of revenues, before fuel surcharge for the third quarter of 2010. The decrease in income resulted in an increase in diluted loss per share to $0.19 for the third quarter of 2011 from a diluted loss per share of $0.05 for the third quarter of 2010.

NINE MONTHS ENDED SEPTEMBER 30, 2011 VS. NINE MONTHS ENDED SEPTEMBER 30, 2010

Net loss for all divisions was approximately $3.0 million, or 1.4% of revenues, before fuel surcharge for the first nine months of 2011 as compared to net income of $0.5 million or 0.2% of revenues, before fuel surcharge for the first nine months of 2010. The decrease in income resulted in a diluted loss per share of $0.33 for the first nine months of 2011 as compared to diluted earnings per share of $0.05 for the first nine months of 2010.

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

During the first nine months of 2011, we generated $34.9 million in cash from operating activities. Investing activities used $30.1 million in cash in the first nine months of 2011. Financing activities used $17.7 million in cash in the first nine months of 2011.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first nine months of 2011, we utilized cash on hand, installment notes, and our lines of credit to finance revenue equipment purchases of approximately $32.3 million.

Occasionally, we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 12 to 48 months. During the first nine months of 2011, the Company’s subsidiary, P.A.M. Transport, Inc. entered into installment obligations totaling approximately $8.1 million for the purpose of purchasing revenue equipment. These obligations are payable in 36 monthly installments at interest rates ranging from 2.85% to 2.92%.

During the remainder of 2011, we expect to purchase 300 new trucks and 100 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $29.0 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

During the first nine months of 2011 we maintained a $30.0 million revolving line of credit. Amounts outstanding under the line of credit bear interest at LIBOR (determined as of the first day of each month) plus 1.95% (2.17% at September 30, 2011), are secured by our accounts receivable and mature on May 31, 2012; however, the Company has the intent and ability to extend the terms of this line of credit for an additional one year period until May 31, 2013. At September 30, 2011 outstanding advances on the line of credit were approximately $1.1 million, consisting entirely of letters of credit, with availability to borrow $28.9 million.

Cash and cash equivalents decreased from $13.8 million at December 31, 2010 to $0.8 million at September 30, 2011. The decrease relates primarily to purchases of revenue equipment made during the first nine months of 2011 utilizing cash on hand and cash flows from operations.

Trade accounts receivable increased from $48.2 million at December 31, 2010 to $51.0 million at September 30, 2011. The increase relates to a general increase in revenue, which flows through the accounts receivable account.

Prepaid expenses and deposits decreased from $9.5 million at December 31, 2010 to $8.8 million at September 30, 2011. The decrease relates to the amortization of prepaid tractor and trailer license fees and auto liability insurance premiums. During late 2010, approximately $2.6 million of the 2011 license fees and approximately $1.0 million of the 2011 insurance premiums were paid in advance. These prepaid expenses will continue to be amortized to expense through the remainder of the year.

Income taxes refundable decreased from $2.4 million at December 31, 2010 to $0.3 million at September 30, 2011. The decrease relates to a $2.1 million income tax quick refund claim filed and received during the first nine months of 2011.

Revenue equipment, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units, increased from $284.2 million at December 31, 2010 to $299.1 million at September 30, 2011. The increase relates to the purchase of new trucks to replace older trucks which have not yet been retired or are otherwise in the process of being traded or sold. Also contributing to the increase was the purchase of new trailers during the first nine months of 2011 without corresponding trailer retirements as the Company intends to increase its trailer fleet size.

Accounts payable increased from $17.1 million at December 31, 2010 to $29.2 million at September 30, 2011. The increase was primarily related to an increase in amounts reclassified to accounts payable as bank drafts outstanding and amounts accrued for the purchase of repairs, insurance, and fuel.

Accrued expenses and other liabilities increased from $9.5 million at December 31, 2010 to $12.1 million at September 30, 2011. The increase was related to an increase in amounts accrued at the end of the period for employee wages and benefits which can vary significantly throughout the year depending on many factors, including the timing of the actual date employees are paid in relation to the last day of the reporting period.

Current maturities of long term-debt and long-term debt fluctuations are reviewed on an aggregate basis as the classification of amounts in each category are typically affected merely by the passage of time. Current maturities of long-term debt and long-term debt, on an aggregate basis, decreased from $40.6 million at December 31, 2010 to $28.6 million at September 30, 2011. The decrease was related to the principal portion of scheduled installment note payments made during the first nine months of 2011 net of additional borrowing over the same time period.

Treasury stock increased from $29.1 million at December 31, 2010 to $34.9 million at September 30, 2011. The increase was related to the repurchase of 500,000 shares of the Company’s common stock under its stock repurchase program during the first nine months of 2011.

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

Equity Price Risk
We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities decreased to $17.8 million at September 30, 2011 from $18.3 million at December 31, 2010. The decrease during the first nine months of 2011 includes additional purchases of $2.1 million, sales of $0.2 million, return of capital proceeds of $0.1 million, and a decrease in the fair market value of $2.3 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.8 million. For additional information with respect to the marketable equity securities, see Note C to our condensed consolidated financial statements.

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

Commodity Price Risk
Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our 2010 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by $9.8 million.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On November 24, 2010, the Company announced that its Board of Directors had authorized the Company to repurchase up to 500,000 shares of its common stock during the twelve month period following the announcement. The following table summarizes the Company’s common stock repurchases during the third quarter of 2011 made pursuant to this authorization. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser”.

Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Period
July 1-31, 2011	16,000	$9.90	16,000	28,850
August 1-31, 2011	18,912	9.84	18,912	9,938
September 1-30, 2011	9,938	10.48	9,938	-
Total	44,850	$10.00	44,850

Item 6.  Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002.)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 11, 2007.)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certifications of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: November 7, 2011	By: /s/ Daniel H. Cushman
Daniel H. Cushman
President and Chief Executive Officer
(principal executive officer)

Dated: November 7, 2011	By: /s/ Lance K. Stewart
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