Form 10-K
period 2011-12-31
PAM TRANSPORTATION SERVICES INC
filed 2012-03-15
CIK 798287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011
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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant computed by reference to the average of the closing bid and ask prices of the common stock as of the last business day of the registrant's most recently completed second quarter was $41,343,430. Solely for the purposes of this response, executive officers, directors and beneficial owners of more than five percent of the registrant’s common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant’s common stock, as of February 15, 2012: 8,695,607 shares of $.01 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 24, 2012, are incorporated by reference in answer to Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2011.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements, including statements about our operating and growth strategies, our expected financial position and operating results, industry trends, our capital expenditure and financing plans and similar matters. Such forward-looking statements are found throughout this Report, including under Item 1, Business, Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk. In those and other portions of this Report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “project” and similar expressions, as they relate to us, our management, and our industry are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.”

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

P.A.M. TRANSPORTATION SERVICES, INC.
FORM 10-K
For the fiscal year ended December 31, 2011

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

P.A.M. Transportation Services, Inc. is a holding company incorporated under the laws of the State of Delaware in June 1986. We conduct operations through the following wholly owned subsidiaries: P.A.M. Transport, Inc., T.T.X., LLC, P.A.M. Cartage Carriers, LLC, P.A.M. Logistics Services, Inc., Choctaw Express, LLC, Choctaw Brokerage, Inc., Transcend Logistics, Inc., Decker Transport Co., LLC, East Coast Transport and Logistics, LLC, S & L Logistics, Inc., P.A.M. International, Inc. and P.A.M. Canada, Inc. Our operating authorities are held by P.A.M. Transport, Inc., P.A.M. Cartage Carriers, LLC, Choctaw Express, LLC, Choctaw Brokerage, Inc.,  T.T.X., LLC, Decker Transport Co., LLC, and East Coast Transport and Logistics, LLC. Effective on January 1, 2010, the operations of most of the Company’s operating subsidiaries were consolidated under the P.A.M. Transport, Inc. name in a effort to more clearly reflect the Company’s scope and available service offerings. Effective September 30, 2010, the Company sold the assets of East Coast Transport and Logistics, LLC which effectively closed the Company’s New Jersey based brokerage office.

We are headquartered and maintain our primary terminal and maintenance facilities and our corporate and administrative offices in Tontitown, Arkansas, which is located in northwest Arkansas, a major center for the trucking industry and where the support services (including warranty repair services) for most major truck and trailer equipment manufacturers are readily available.

Segment Financial Information

The Company's operations are all in the motor carrier segment and are aggregated into a single reporting segment in accordance with the aggregation criteria under Generally Accepted Accounting Principles (“GAAP”).

Operations

Our operations can generally be classified into truckload services or brokerage and logistics services. Truckload services include those transportation services in which we utilize company owned trucks or owner-operator owned trucks for the pickup and delivery of freight. The brokerage and logistics services consists of services such as transportation scheduling, routing, mode selection, transloading and other value added services related to the transportation of freight which may or may not involve the use of company owned or owner-operator owned equipment. Both our truckload operations and our brokerage and logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. Truckload services operating revenues, before fuel surcharges represented 93.5%, 85.9%, and 85.3% of total operating revenues for the years ended December 31, 2011, 2010, and 2009, respectively. The remaining operating revenues, before fuel surcharge for the same periods were generated by brokerage and logistics services, representing 6.5%, 14.1%, and 14.7%, respectively.

Approximately 63% of the Company's revenues are derived from domestic shipments while approximately 37% of our revenues are derived from freight originating from or destined to locations in Mexico or Canada.

Business and Growth Strategy

Our strategy focuses on the following elements:

Providing a Full Suite of Complimentary Truckload Transportation Solutions. Our objective is to provide our customers with a comprehensive solution to their truckload transportation needs. Our asset-based service offerings consist of dedicated, expedited, regional, automotive, and long-haul truckload services with non-asset based supply chain management, logistics, brokerage and intermodal solutions rounding out our service offerings. Our range of service offerings also include our complete range of asset-based and non-asset based services to Mexico and Canada.

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

Providing Superior and Flexible Customer Service. Our wide range of services includes expedited services, dedicated fleet services, logistics services, time-definite delivery, two-person driving teams, cross-docking and consolidation programs, specialized trailers, international services to Mexico and Canada, and Internet-based customer access to delivery status. These services allow us to quickly and reliably respond to the diverse needs of our customers, and provide an advantage in securing new business.

Many of our customers depend on us to make delivery on a time-definite basis, meaning that parts or raw materials are scheduled for delivery as they are needed on a manufacturer’s production line. The need for this service is a product of modern manufacturing and assembly methods that are designed to drastically decrease inventory levels and handling costs. Such requirements place a premium on the freight carrier’s delivery performance and reliability.

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

Industry

According to the American Trucking Association’s “American Trucking Trends 2011” report, the trucking industry transported approximately 68% of the total volume of freight transported in the United States during 2009, which equates to 8.8 billion tons and approximately $544 billion in revenue. The truckload industry is highly fragmented and is impacted by several economic and business factors, many of which are beyond the control of individual carriers. The state of the economy, coupled with equipment capacity levels, can impact freight rates. Volatility of various operating expenses, such as fuel and insurance, make the predictability of profit levels uncertain. Availability, attraction, retention and compensation of drivers also affect operating costs, as well as equipment utilization. In addition, the capital requirements for equipment, coupled with potential uncertainty of used equipment values, impact the ability of many carriers to expand their operations. The current operating environment is characterized by the following:

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

Our marketing efforts are conducted by a sales staff of seven employees who are located in our major markets and supervised from our headquarters. These individuals work to improve profitability by maintaining an even flow of freight traffic (taking into account the balance between originations and destinations in a given geographical area), high utilization, and minimizing movement of empty equipment.

Our five largest customers, for which we provide carrier services covering a number of geographic locations, accounted for approximately 47%, 52% and 42% of our total revenues in 2011, 2010 and 2009, respectively. General Motors Corporation accounted for approximately 26%, 34% and 25% of our revenues in 2011, 2010 and 2009, respectively.

We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. Approximately 38%, 40% and 31% of our revenues were derived from transportation services provided to the automobile industry during 2011, 2010 and 2009, respectively.

Revenue Equipment

At December 31, 2011, we operated a fleet of 1,770 trucks, which includes 79 owner-operator trucks, and 4,696 trailers, which includes 53 leased trailers. Our company-owned trucks are late model, well-maintained, premium trucks, which we believe help to attract and retain drivers, promote safe operations, minimize maintenance and repair costs, and improve customer service by minimizing service interruptions caused by breakdowns. We evaluate our equipment purchasing decisions based on factors such as initial cost, useful life, warranty terms, expected maintenance costs, fuel economy, driver comfort, customer needs, manufacturer support, and resale value.

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

During 1999, the U.S. Environmental Protection Agency (“EPA”) mandated a three-phase strategy to reduce engine emissions from heavy-duty vehicles through a combination of advanced emissions control technologies and diesel fuel with a reduced sulfur content. The first phase (Phase I) mandated new engine emission standards for all model year 2004 heavy-duty trucks; however, through agreements with heavy-duty diesel engine manufacturers, the effective date was accelerated to October 1, 2002. Since October 1, 2002, all newly manufactured truck engines had to comply with the new engine emission standards. As of December 31, 2011, approximately 20% of our Company-owned truck fleet consisted of trucks with engines that comply with the Phase I emission standards (Phase I trucks). The Company experienced a reduction in fuel efficiency and increased depreciation expense due to the higher cost of trucks with these new engines.

In the second phase (Phase II), effective January 1, 2007, the EPA mandated a new set of more stringent emission standards for vehicles powered by diesel fuel engines manufactured in 2007 through 2009. As of December 31, 2011, approximately 47% of our Company-owned truck fleet consisted of trucks with engines that comply with the Phase II emission standards (Phase II trucks). As compared to our Company-owned Phase I truck fleet, Phase II trucks powered by the Phase II compliant diesel engines had a significantly higher purchase price and as a result, our depreciation expense increased over time as we replaced Phase I trucks with Phase II trucks.

During the third phase (Phase III), which was effective in 2010, final emission standards became effective. During 2011, the Company took delivery of approximately 550 trucks, all of which contained engines compliant with the Phase III emission standards. As of December 31, 2011, approximately 33% of our Company-owned truck fleet consisted of trucks with engines that comply with the Phase III emission standards (Phase III trucks). During 2012, the Company expects to take delivery of 600 additional Phase III trucks. To date, the Company-owned Phase III trucks have shown increased fuel efficiency as compared to either the Phase I or Phase II truck fuel efficiency, however, Phase III trucks have a significant purchase price premium as compared to the purchase price of the Phase I and Phase II trucks and as a result, our depreciation expense has increased and will continue to increase over time as we replace Phase I and Phase II trucks with Phase III trucks.  We also expect that the Phase III diesel engines will result in higher maintenance costs. To the extent we are unable to offset these anticipated increased costs with rate increases charged to customers or offsetting cost savings in other areas, our results of operations will be adversely affected.

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

Our information systems manage the data provided by the Qualcomm devices to provide us with real-time information regarding the location, status and load assignment of our trucks, which permits us to better meet delivery schedules, respond to customer inquiries and match equipment with the next available load. Our system also provides real-time information electronically to our customers regarding the status of freight shipments and anticipated arrival times. This system provides our customers flexibility and convenience by extending supply chain visibility through electronic data interchange, the Internet and e-mail.

Maintenance

We have a strictly enforced comprehensive preventive maintenance program for our trucks and trailers. Inspections and various levels of preventive maintenance are performed at set intervals on both trucks and trailers. A maintenance and safety inspection is performed on all vehicles each time they return to a terminal.

Our trucks carry full warranty coverage for at least three years or 375,000 miles. Extended warranties are negotiated with the truck manufacturer and manufacturers of major components, such as engine, transmission and differential manufacturers, for up to four years or 500,000 miles. Our trailers carry full warranties by the manufacturer and major component manufacturers for up to ten years.

Employees

At December 31, 2011, we employed 2,764 persons, of whom 2,248 were drivers, 180 were maintenance personnel, 153 were employed in operations, 39 were employed in marketing, 73 were employed in safety and personnel, and 71 were employed in general administration and accounting. None of our employees is represented by a collective bargaining unit and we believe that our employee relations are good.

Drivers

At December 31, 2011, we utilized 2,248 company drivers in our operations. We also had 79 owner-operators under contract compensated on a per mile basis. Our drivers are compensated on the basis of miles driven, loading and unloading, extra stops, and layovers in transit. Drivers can earn bonuses by recruiting other qualified drivers who become employed by us and both cash and non-cash prizes are awarded for consecutive periods of safe, accident-free driving. All of our drivers are recruited, screened, drug tested and trained and are subject to the control and supervision of our operations and safety departments. Our driver training program stresses the importance of safety and reliable, on-time delivery. Drivers are required to report to their driver managers daily and at the earliest possible moment when any condition en route occurs that might delay their scheduled delivery time.

In addition to strict application screening and drug testing, before being permitted to operate a vehicle our drivers must undergo classroom instruction on our policies and procedures, safety techniques as taught by the Smith System of Defensive Driving, and the proper operation of equipment, and must pass both written and road tests. Instruction in defensive driving and safety techniques continues after hiring, with seminars at several of our terminals. At December 31, 2011, we employed 56 persons on a full-time basis in our driver recruiting, training and safety instruction programs.

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

Regulation

We are a common and contract motor carrier regulated by various United States federal and state, Canadian provincial, and Mexican federal agencies. These regulatory agencies have broad powers, generally governing matters such as authority to engage in motor carrier operations, motor carrier registration, driver hours-of-service (“HOS”), drug and alcohol testing of drivers, and safety, weight and dimensions of transportation equipment.  The primary regulatory agencies affecting the Company’s operations include the Federal Motor Carrier Safety Administration (“FMCSA”), the Pipeline and Hazardous Materials Safety Agency, and the Surface Transportation Board, which are all agencies within the U.S. Department of Transportation (“DOT”). We believe that we are in compliance in all material respects with applicable regulatory requirements relating to our business and operate with a “satisfactory” rating (the highest of three grading categories) from the DOT. In addition, we are subject to compliance with cargo-security and transportation regulations issued by the Transportation Security Administration, a component department within the U.S. Department of Homeland Security. To the extent that we conduct operations outside the United States, we are subject to the Foreign Corrupt Practices Act, which generally prohibits U.S. companies and their intermediaries from offering bribes to foreign officials for the purpose of obtaining or retaining favorable treatment.

In 2004, the FMCSA issued updated rules related to driver HOS limits that became effective October 1, 2005 (the "2005 Rules"). In July 2007, a federal appeals court vacated certain provisions of the 2005 Rules relating to the expansion of the daily driving limit from 10 hours to 11 hours, and the "34-hour restart," which allowed drivers to restart calculations of the weekly on-duty time limits after the driver had at least 34 consecutive hours off duty. The court indicated that, in addition to other reasons, it vacated these two provisions because the FMCSA failed to provide adequate data supporting its decision to increase the daily driving limit and provide for the 34-hour restart provision. In November 2008, following the submission of additional data by FMCSA and a series of appeals and related court rulings, the FMCSA published its final rule, which retained the 11 hour daily driving limit and the 34-hour restart provision. Safety advocacy groups continued to challenge the final rule and in an effort to end litigation by these groups, the FMCSA agreed to propose new rules by July 26, 2011. During December 2010, the FMCSA released the proposed new rules for public comment which included provisions that would shorten allowable daily driving time from 11 hours to 10 hours and also require that drivers take two nights of rest during the 34-hour restart provision. The proposed rules, which were generally not well received by either safety advocacy groups or by the trucking industry, were finalized and published by the FMCSA in December 2011. The final rule, effective July 1, 2013, retained the 11 hour daily driving limit but placed restrictions on the use of the 34-hour restart provision and requires drivers to take a break during the day. During February 2012, the American Trucking Associations filed a petition with the D.C. U.S. Circuit Court of Appeals asking the court to review the FMCSA’s final rule. We are unable to predict the final outcome of any particular HOS rule proposals or how a court may rule on any challenges related to the proposals but expect that any significant changes to the driver HOS rules that, in effect, reduce available driving time or restrict scheduling flexibility would have a negative impact our current operations.

During February 2012, the FMCSA announced its intent to continue to pursue a rule that would require all interstate motor carriers to install electronic on-board recorders (“EOBRs”) to monitor compliance with HOS regulations. The FMCSA’s previous efforts to implement a rule requiring EOBRs was successfully challenged in court and was later vacated during August 2011 as the court ruled that the FMCSA failed to directly address the potential for harassment of vehicle operators. The vacated rule applied to phase one of a two-phase rule implementation process whereby implementation of phase one would require EOBR use only by habitual HOS regulation violators while phase two would require EOBR use by all motor carriers. The FMCSA refers to these two-phases as EOBR 1 and EOBR 2, respectively. Under EOBR 1, any motor carrier found to have a HOS regulation violation rate of 10% or greater would be required to install EOBRs on all of its commercial motor vehicles for a period of two years. The final rule related to EOBR 1 was published in April 2010 and, prior to being vacated, was to be effective for any single compliance review completed on or after June 4, 2012. Under EOBR 2, all motor carriers required to maintain HOS record keeping would be required to use EOBRs to monitor their drivers' compliance with HOS requirements. Motor carriers would have three years after the effective date of the EOBR 2 final rule to comply with these requirements. As of December 31, 2011, the Company is not subject to any requirement that EOBRs be installed on any of the Company’s trucks, however a majority of the Company’s trucks have EOBR capability.

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

In addition to environmental regulations directly affecting our business, we are also subject to the effects of the new truck engine design requirements implemented by the EPA. See "Revenue Equipment" above.

Item 1A. Risk Factors.

Set forth below, and elsewhere in this Report and in other documents we file with the SEC, are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report.

Our business is subject to general economic and business factors that are largely beyond our control, any of which could have a material adverse effect on our operating results.

Our business is dependent upon a number of general economic and business factors that may adversely affect our results of operations. These factors include significant increases or rapid fluctuations in fuel prices, excess capacity in the trucking industry, surpluses in the market for used equipment, interest rates, fuel taxes, license and registration fees, insurance premiums, self-insurance levels, and difficulty in attracting and retaining qualified drivers and independent contractors.

We operate in a highly competitive and fragmented industry, and our business may suffer if we are unable to adequately address any downward pricing pressures or other factors that may adversely affect our ability to compete with other carriers.

Further, we are affected by recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries, such as the automotive industry, where we have a significant concentration of customers. Economic conditions may also adversely affect our customers and their ability to pay for our services.

As demonstrated in 2008 and 2009, deterioration in the United States and world economies could exacerbate the difficulties experienced by our customers and suppliers in obtaining financing, which, in turn, could materially and adversely impact our business, financial condition, results of operations and cash flows.

Our business may be harmed by terrorist attacks, future war or anti-terrorism measures.

In the aftermath of the terrorist attacks of September 11, 2001, federal, state and municipal authorities have implemented and continue to follow various security measures, including checkpoints and travel restrictions on large trucks. Our international operations in Canada and Mexico may be affected significantly if there are any disruptions or closures of border traffic due to security measures. Such measures may have costs associated with them, which, in connection with the transportation services we provide, we or our owner-operators could be forced to bear. In addition, war or risk of war also may have an adverse effect on the economy. A decline in economic activity could adversely affect our revenue or restrict our future growth. Instability in the financial markets as a result of terrorism or war also could affect our ability to raise capital. In addition, the insurance premiums charged for some or all of the coverage currently maintained by us could increase dramatically or such coverage could be unavailable in the future.

Our business may be disrupted by natural disasters causing supply chain disruptions.

Natural disasters such as earthquakes, tsunamis, hurricanes, tornadoes, floods or other adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt our operations or the operations of our customers or could damage or destroy infrastructure necessary to transport products as part of the supply chain. These events could make it difficult or impossible for us to provide logistics and transportation services; disrupt or prevent our ability to perform functions at the corporate level; and/or otherwise impede our ability to continue business operations in a continuous manner consistent with the level and extent of business activities prior to the occurrence of the unexpected event, which could adversely affect our business and results of operations.

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

A significant portion of our revenue is generated from our major customers. For 2011, our top five customers, based on revenue, accounted for approximately 47% of our revenue, and our largest customer, General Motors Corporation, accounted for approximately 26% of our revenue. We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. As a result, the concentration of our business within the automobile industry is greater than the concentration in a single customer. Approximately 38% of our revenues for 2011 were derived from transportation services provided to the automobile industry.

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

None of our employees are currently represented by a collective bargaining agreement. However, we can offer no assurance that our employees will not unionize in the future, particularly if legislation is passed that facilitates unionization. If our employees were to unionize, our operating costs would increase and our profitability could be adversely affected.

Disruptions in the credit markets may adversely affect our business, including the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows and financial condition.

If cash from operations is not sufficient, we may be required to rely on the capital and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets, as have been experienced during recent years, could adversely affect our ability to draw on our bank revolving credit facility. Our access to funds under the credit facility is dependent on the ability of banks to meet their funding commitments. A bank may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time.

Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged, which could adversely affect our growth and profitability.

We have significant ongoing capital requirements that could affect our liquidity and profitability if we are unable to generate sufficient cash from operations or obtain sufficient financing on favorable terms.

The trucking industry is capital intensive. If we are unable to generate sufficient cash from operations in the future, we may have to limit our growth, enter into unfavorable financing arrangements, or operate our revenue equipment for longer periods, any of which could have a material adverse effect on our profitability.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

We are subject to various environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks, and discharge and retention of storm-water. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination could occur. In prior years, we also maintained bulk fuel storage and fuel islands at two of our facilities. Our operations may involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, it could have a materially adverse effect on our business and operating results. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

In addition, as global warming issues become more prevalent, federal, state and local governments as well as some of our customers, are beginning to respond to these issues. This increased focus on sustainability may result in new regulations and customer requirements that could negatively affect us as we may incur additional costs or be required to make changes to our operations in order to comply with any new regulations or customer requirements. Revenues could decrease if we are unable to meet regulatory or customer sustainability requirements. These additional costs, changes in operations, or loss of revenues could have a material adverse effect on our business, financial condition and results of operations.

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

The EPA adopted new emission control regulations, which required progressive reductions in exhaust emissions from diesel engines through 2010. In order to partially offset the costs of compliance with the new EPA engine design requirements, manufacturers have increased new equipment prices and eliminated or sharply reduced the price of repurchase or trade-in commitments. If new equipment prices continue to increase, or if the price of repurchase commitments by equipment manufacturers were to decrease more than anticipated, we may be required to increase our depreciation and financing costs and/or retain some of our equipment longer, which may result in an increase in maintenance expenses. To the extent we are unable to offset any such increases in expenses with rate increases or cost savings, our results of operations would be adversely affected. If our fuel or maintenance expenses were to increase as a result of our use of the new, EPA-compliant engines, and we are unable to offset such increases with fuel surcharges or higher freight rates, our results of operations would be adversely affected. Further, our business and operations could be adversely impacted if we experience problems with the reliability of the new engines. Although we have not experienced any significant reliability issues with these engines to date, the expenses associated with the trucks containing these engines have been slightly elevated, primarily as a result of higher depreciation expense due to increased purchase prices.

During 2010, the FMCSA implemented its “Compliance, Safety, Accountability” program (“CSA”), formerly known as “Comprehensive Safety Analysis 2010” or “CSA 2010”. CSA is an enforcement and compliance initiative that provides for driver standards in addition to the carrier standards previously in place. Under CSA, the methodology for determining a carrier's DOT safety rating will be expanded to include the on-road safety performance of the carrier's drivers. As a result of these new regulations, including the expanded methodology for determining a carrier's DOT safety rating, there may be an adverse effect on our DOT safety rating. We currently have a satisfactory DOT rating, which is the highest available rating. A conditional or unsatisfactory DOT safety rating could adversely affect our business because some of our customer contracts may require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could negatively impact or restrict our operations.

During December 2011, the FMCSA published final HOS rules which could have a material adverse effect on our profitability. The final HOS rules include changes that place limits on the 34-hour restart provision and add required driver breaks. The changes could have an adverse effect on the Company’s productivity and could add complexity to load scheduling.

During February 2012, the FMCSA announced that, despite successful court challenges from certain trucking interests, it intends to pursue rules that would require motor carriers to install electronic on-board recorders (“EOBRs”) to monitor compliance with HOS regulations. Management is currently evaluating the impact of any additional costs or operational changes necessary with regard to any EOBR device implementation requirements.

Our financial results may be adversely impacted by potential future changes in accounting practices.

Future changes in accounting standards or practices, and related legal and regulatory interpretations of those changes, may adversely impact public companies in general, the transportation industry or our operations specifically. New accounting standards or requirements, such as a conversion from U.S. Generally Accepted Accounting Principles to International Financial Reporting Standards, could change the way we account for, disclose and present various aspects of our financial position, results of operations or cash flows and could be costly to implement.

Our information technology systems are subject to certain risks that are beyond our control.

We depend on the proper functioning and availability of our information systems, including communications and data processing systems, in operating our business. Although we have implemented redundant systems and network security measures, our information technology remains susceptible to outages, computer viruses, break-ins and similar disruptions that may inhibit our ability to provide services to our customers and the ability of our customers to access our systems. This may result in the loss of customers or a reduction in demand for our services, which could adversely affect our growth and profitability.

The enacted legislation on healthcare reform and proposed amendments thereto could affect the healthcare benefits required to be provided by the Company and cause our compensation costs to increase, adversely affecting our results and cash flows.

The Patient Protection and Affordable Care Act and proposed amendments thereto contain provisions which could materially impact the future healthcare costs of the Company. While the legislation’s ultimate impact is not yet known, it is possible that these changes could significantly increase our compensation costs which would adversely affect our results and cash flows.

Purchase price increases for new revenue equipment and/or decreases in the value of used revenue equipment could have an adverse effect on our results of operations, cash flows and financial condition.

During the last decade, the purchase price of new revenue equipment has increased significantly as equipment manufacturers recover increased materials costs and engine design costs resulting from compliance with increasingly stringent EPA engine emission standards. The final phase of the new EPA engine design requirements were effective in 2010, however, additional EPA emission mandates in the future could result in higher purchase prices of revenue equipment which could result in higher than anticipated depreciation expenses. If we were unable to offset any such increase in expenses with freight rate increases, our cash flows and results of operations could be adversely affected. If the market prices for used revenue equipment declines, we could incur substantial losses upon disposition of our revenue equipment which could adversely affect our results of operations and financial condition.

Our results of operations may be affected by seasonal factors and severe weather conditions.

Our productivity may decrease during the winter season when severe winter weather impedes operations. Also, some shippers may reduce their shipments after the winter holiday season. At the same time, operating expenses may increase and fuel efficiency may decline due to engine idling during periods of inclement weather. Harsh weather conditions generally also result in higher accident frequency, increased freight claims, and higher equipment repair expenditures. Our operations may be adversely impacted from weather-related events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and other natural disasters. These events may also disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, destroy our assets, or adversely affect the business or financial condition of our customers, any of which could harm our results or make our results more volatile.

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

We are subject to certain risks arising from doing business in Mexico.

As we continue to grow our business in Mexico, we are subject to greater risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of Mexico, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and U.S. export and import laws, and social, political, and economic instability. We also face additional risks associated with our Mexico business, including potential restrictive trade policies and imposition of duties, taxes, or government royalties imposed by the Mexican government. If we are unable to address business concerns related to our international operations in a timely and cost efficient manner, our financial position, results of operations or cash flows could be adversely affected.

We currently do not intend to pay dividends on our common stock.

We currently do not anticipate paying cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends and other distributions in cash, stock, or property by the Company in the future will be at the discretion of our board of directors and will be dependent on then-existing conditions, including our financial condition and results of operations and contractual restrictions. Therefore, you should not rely on dividend income from shares of our common stock.

A determination by regulators that owner-operators are employees, rather than independent contractors, could expose us to various liabilities and additional costs.

Tax and other regulatory authorities have sometimes sought to assert that independent contractors in the transportation service industry, such as our owner-operators, are employees rather than independent contractors. There can be no assurance that these interpretations and tax laws that consider these persons independent contractors will not change or that these authorities will not successfully assert this position. If our owner-operators are determined to be our employees, that determination could materially increase our exposure under a variety of federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as our potential liability for employee benefits. In addition, such changes may be applied retroactively, and if so, we may be required to pay additional amounts to compensate for prior periods. Any of the above increased costs would adversely affect our business and operating results.

We have a recent history of net losses.

Although our operating revenues have increased each of the last three years, we incurred net losses during these periods. Our net losses for the years ended December 31, 2011, 2010 and 2009 were $2.9 million, $655,000, and $10.8 million, respectively. Sustaining profitability depends upon numerous factors, including our ability to increase our trucking revenue per tractor, expand our overall volume, and control expenses.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices and primary terminal facilities, which we own, are located in Tontitown, Arkansas. These facilities are located on approximately 49.3 acres and consist of 114,403 square feet of office space and maintenance and storage facilities.

Our subsidiaries lease facilities in Brandon, Mississippi; North Jackson, Ohio; Tahlequah, Oklahoma; Bath, Pennsylvania; El Paso, Texas; and Monterrey, Mexico. Our terminal facilities in Columbia, Mississippi; Irving and Laredo, Texas; North Little Rock, Arkansas; and Willard, Ohio are owned. The leased facilities are leased primarily on contractual terms typically ranging from one to five years. As of December 31, 2011, the following table provides a summary of the ownership and types of activities conducted at each location:

Location	Own/ Lease	Dispatch Office	Maintenance Facility	Safety Training
Tontitown, Arkansas	Own	Yes	Yes	Yes
North Little Rock, Arkansas	Own	No	Yes	No
Brandon, Mississippi	Lease	No	No	No
Columbia, Mississippi	Own	No	No	No
North Jackson, Ohio	Lease	Yes	Yes	Yes
Willard, Ohio	Own	Yes	Yes	No
Tahlequah, Oklahoma	Lease	No	No	No
Bath, Pennsylvania	Lease	No	Yes	No
El Paso, Texas	Lease	No	No	No
Irving, Texas	Own	Yes	Yes	Yes
Laredo, Texas	Own	Yes	Yes	Yes
Monterrey, Mexico	Lease	No	No	No

We also have access to trailer drop and relay stations in various other locations across the country. We lease certain of these facilities on a month-to-month basis from affiliates of our largest stockholder.

We believe that all of the properties that we own or lease are suitable for their purposes and adequate to meet our needs.

Item 3. Legal Proceedings.

The nature of our business routinely results in litigation, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. We believe that all such routine litigation is adequately covered by insurance and that adverse results in one or more of those cases would not have a material adverse effect on our financial statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Market under the symbol PTSI. The following table sets forth, for the quarters indicated, the range of the high and low sales prices per share for our common stock as reported on the NASDAQ Global Market.

Fiscal Year Ended December 31, 2011
	High	Low
First Quarter	$12.44	$10.47
Second Quarter	13.14	9.40
Third Quarter	11.50	9.03
Fourth Quarter	10.85	9.25

Fiscal Year Ended December 31, 2010
	High	Low
First Quarter	$15.40	$9.25
Second Quarter	18.60	13.00
Third Quarter	16.35	10.76
Fourth Quarter	13.61	10.65

As of February 15, 2012, there were approximately 128 holders of record of our common stock.

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

Repurchases of Equity Securities by the Issuer

The Company’s stock repurchase program was first announced on April 11, 2005. The repurchase program was subsequently extended and expanded several times, most recently in September 2011, when the Board of Directors announced the completion of the 500,000 share repurchase program authorized in November 2010 and authorized the Company to repurchase up to 500,000 additional shares of its common stock during the twelve month period following the announcement. The Company repurchased 224,000 shares of its common stock during the fourth quarter of 2011 and as of December 31, 2011, the maximum number of shares that may yet be purchased under the repurchase program is 276,000.

The following table summarizes the Company's common stock repurchases during the fourth quarter of 2011. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser”.
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2011	-	-	-	500,000
November 1-30, 2011	214,000	$10.55	214,000	286,000
December 1-31, 2011	10,000	9.60	10,000	276,000
Total	224,000	$10.51	224,000

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for a presentation of compensation plans under which equity securities of the Company are authorized for issuance.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of the CRSP Total Return Index for the NASDAQ Stock Market (U.S. companies) and the CRSP Total Return Index for the NASDAQ Trucking and Transportation Stocks for the period of five years commencing December 31, 2006 and ending December 31, 2011. The graph assumes that the value of the investment in our common stock and in each index was $100 on December 31, 2006 and that all dividends were reinvested.

Item 6. Selected Financial Data.

The following selected financial and operating data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Statement of Operations Data:
Operating revenues:
Operating revenues, before fuel surcharge	$284,178	$282,524	$260,774	$323,272	$351,701
Fuel surcharge	75,065	49,470	31,136	83,451	57,140
Total operating revenues	359,243	331,994	291,910	406,723	408,841

Operating expenses:
Salaries, wages and benefits	118,321	109,728	101,833	123,961	135,606
Fuel expense	124,956	97,523	73,562	150,776	125,456
Rent and purchased transportation	21,842	42,469	40,713	39,887	38,718
Depreciation and amortization	34,163	27,035	37,742	37,477	38,759
Goodwill impairment charge	-	-	-	15,413	-
Operating supplies	38,659	30,105	26,572	30,514	30,845
Operating taxes and licenses	4,952	4,954	5,020	5,692	6,306
Insurance and claims	13,070	12,820	12,579	16,018	17,591
Communications and utilities	2,496	2,731	2,644	2,869	3,113
Other	6,029	5,169	4,967	5,119	7,130
Loss (gain) on sale or disposal of property	98	(337)	931	952	(48)
Total operating expenses	364,586	332,197	306,563	428,678	403,476
Operating (loss) income	(5,343)	(203)	(14,653)	(21,955)	5,365
Non-operating income (loss)	1,551	852	(745)	(4,996)	1,707
Interest expense	(1,798)	(2,252)	(2,373)	(2,429)	(2,453)
(Loss) income before income taxes	(5,590)	(1,603)	(17,771)	(29,380)	4,619
Income tax (benefit) expense	(2,733)	(948)	(6,924)	(10,615)	1,966
Net (loss) income	$(2,857)	$(655)	$(10,847)	$(18,765)	$2,653
(Loss) earnings per common share:
Basic	$(0.32)	$(0.07)	$(1.15)	$(1.94)	$0.26
Diluted	$(0.32)	$(0.07)	$(1.15)	$(1.94)	$0.26
Average common shares outstanding – Basic	9,056	9,415	9,411	9,683	10,238
Average common shares outstanding – Diluted(1)	9,056	9,415	9,411	9,683	10,239
__________
(1)	Diluted income per share for 2007 assumes the exercise of stock options to purchase an aggregate of 19,213 shares of common stock.

	At December 31,
	2011		2010		2009		2008	2007
Balance Sheet Data:	(in thousands)
Total assets	$279,093		$264,340		$260,656		$290,361	$319,904
Long-term debt, excluding current portion	44,135		17,201		27,202		35,492	44,172
Stockholders' equity	137,477		147,948		147,127		155,477	179,377

	Year Ended December 31,
	2011		2010		2009		2008	2007
Operating Data:
Operating ratio (1)	101.9%		100.1%		105.6%		106.8%	98.5%
Average number of truckloads per week	5,586		6,054		6,275		7,559	7,849
Average miles per trip	687		625		556		598	647
Total miles traveled (in thousands)	195,081		192,139		177,872		221,450	246,801
Average miles per truck	110,215		110,236		102,816		111,114	118,483
Average revenue, before fuel surcharge per truck per day	$632		$639		$591		$662	$695
Average revenue, before fuel surcharge per loaded mile	$1.49		$1.35		$1.36		$1.41	$1.38
Empty mile factor	8.3%		6.3%		7.7%		7.3%	6.5%

At end of period:
Total company-owned/leased trucks	1,770	(2)	1,768	(3)	1,731	(4)	1,839 (5)	2,055 (6)
Average age of company-owned trucks (in years)	2.62		3.24		2.60		1.90	1.75
Total company-owned/leased trailers	4,696	(7)	4,632	(7)	4,630	(7)	4,809	4,882
Average age of company-owned trailers (in years)	7.09		6.21		5.22		4.43	4.44
Number of employees	2,764		2,658		2,591		2,931	3,181
__________
(1) Total operating expenses, net of fuel surcharge as a percentage of operating revenues, before fuel surcharge.
(2) Includes 79 owner operator trucks; (3) Includes 28 owner operator trucks; (4) Includes 34 owner operator trucks.
(5) Includes 33 owner operator trucks; (6) Includes 55 owner operator trucks; (7) Includes 53 leased trailers.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 93.5%, 85.9%, and 85.3% of total revenues, excluding fuel surcharges for the twelve months ended December 31, 2011, 2010, and 2009, respectively.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During 2011, 2010 and 2009, approximately $75.1 million, $49.5 million and $31.1 million, respectively, of the Company's total revenue was generated from fuel surcharges. We also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Results of Operations - Truckload Services

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Years Ended December 31,
	2011	2010	2009
Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	44.4	44.4	44.8
Fuel expense, net of fuel surcharge	18.8	19.8	19.2
Rent and purchased transportation	1.6	2.3	2.7
Depreciation and amortization	12.8	11.1	17.0
Operating supplies and expenses	14.5	12.4	11.9
Operating taxes and licenses	1.9	2.0	2.3
Insurance and claims	4.9	5.3	5.6
Communications and utilities	0.9	1.1	1.1
Other	2.3	2.0	2.1
Loss on sale or disposal of property	0.0	0.1	0.4
Total operating expenses	102.1	100.5	107.1
Operating loss	(2.1)	(0.5)	(7.1)
Non-operating income (loss)	0.6	0.3	(0.3)
Interest expense	(0.7)	(0.8)	(1.1)
Loss before income taxes	(2.2)%	(1.0)%	(8.5)%

2011 Compared to 2010

For the year ended December 31, 2011, truckload services revenue, before fuel surcharges, increased 9.5% to $265.8 million as compared to $242.8 million for the year ended December 31, 2010. The increase relates primarily to an increase in the average rate charged to customers per total mile during 2011 as compared to 2010. During 2011, the average rate charged to customers per total mile increased by $0.10 as compared to the average rate charged during 2010.

Salaries, wages and benefits remained at 44.4% of revenues, before fuel surcharges, for both 2010 and 2011. Using a dollar-based comparison, salaries, wages and benefits increased from $107.9 million during 2010 to $118.0 million during 2011. The dollar-based increase relates primarily to the rescission of a pay rate reduction plan, an increase in driver wages, and an increase in driver lease expense. Rescission of the 5% pay rate reduction plan, which had been in effect during the first seven months of 2010 but not at anytime during 2011, had the effect of increasing comparative salaries and wages by 5% following the rescission date in August 2010. Driver wages increased as the number of company driver compensated miles increased from 192.1 million miles during 2010 to 195.1 million miles during  2011. Driver lease expense, which is a component of salaries, wages and benefits, increased as the average number of owner-operators under contract increased from 29 during 2010 to 48 during 2011. The Company also experienced an increase in expenses associated with employee workers compensation benefits.

Fuel expense, net of fuel surcharge, decreased from 19.8% of revenues, before fuel surcharges, during 2010 to 18.8% of revenues, before fuel surcharges, during 2011. The decrease, as a percentage of revenue, relates to interaction of higher revenues without a proportional increase in fuel costs as the increase in the average rate charged to customers on a per-mile basis outpaced the per-mile increase in fuel costs. Using a dollar-based comparison, fuel expense increased from $48.1 million during 2010 to $49.9 million during 2011. The dollar-based increase relates primarily to an increase in the average surcharge-adjusted price paid per gallon of fuel from $1.35 during 2010 to $1.43 paid per gallon during 2011. The fuel surcharge collections vary from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of declining fuel prices.

Rent and purchased transportation decreased from 2.3% of revenues, before fuel surcharges, in 2010 to 1.6% of revenues, before fuel surcharges, in 2011. The decrease relates primarily to a decrease in amounts paid to third party transportation service providers.

Depreciation and amortization increased from 11.1% of revenues, before fuel surcharges, in 2010 to 12.8% of revenues, before fuel surcharges, in 2011. The increase relates primarily to 2011 revenue equipment acquisitions placed in service during 2011 and to revisions made during 2011 to the estimated useful lives and residual values of our trucks to facilitate the acceleration of our planned truck replacement cycle from five years to three years. Using a dollar-based comparison, depreciation and amortization increased from $26.9 million during 2010 to $34.1 million during 2011 as the revisions generally resulted in higher monthly depreciation expense over a shorter period of time.

Operating supplies and expenses increased from 12.4% of revenues, before fuel surcharges, during 2010 to 14.5% of revenues, before fuel surcharges, during 2011. The increase relates primarily to an increase in equipment maintenance and repair costs as the Company extended the life of its existing fleet of trucks and trailers during 2010. Also contributing to the increase was an increase in amounts paid to driver training schools for the periods compared as competition for qualified drivers has increased at the same time as increased regulations have forced some drivers to exit the profession. On a dollar basis, operating supplies and expenses increased from $30.1 million during 2010 to $38.7 million during 2011. The primary components of the increase were an increase in maintenance and repair costs of $6.6 million and an increase in driver recruiting costs of $1.5 million.

Operating taxes and licenses decreased from 2.0% of revenues, before fuel surcharges, during 2010 to 1.9% of revenues, before fuel surcharges, during 2011. The decrease, as a percentage of revenue, resulted from the interaction of expenses with fixed-cost characteristics, such as registration fees, with an increase in revenues for the periods compared. On a dollar basis, operating taxes and licenses, which consists primarily of equipment registration fees, remained constant at $4.9 million during each of the periods compared.

Insurance and claims expense decreased from 5.3% of revenues, before fuel surcharges, during 2010 to 4.9% of revenues, before fuel surcharges, during 2011. The decrease, as a percentage of revenue, relates to the interaction of insurance premiums, based on a factor other than revenue, with increased revenues. Insurance premiums based on a mileage basis, such as auto liability premiums, and on a value basis, such as physical damage premiums, decreased as a percentage of revenues as a result of higher revenues for the periods compared. On a dollar basis, insurance and claims expense increased from $12.8 million during 2010 to $13.1 million during 2011. This dollar-based increase relates primarily to an increase in amounts reserved for auto liability claims during 2011 as compared to 2010.

Other expenses increased from 2.0% of revenues, before fuel surcharges, during 2010 to 2.3% of revenues, before fuel surcharges, during 2011. The increase relates primarily to an increase in building rents, advertising expenses and professional services fees.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased to 102.1% for 2011 from 100.5% for 2010.

Non-operating income increased from 0.3% of revenues, before fuel surcharges, during 2010 to 0.6% of revenues, before fuel surcharges, during 2011. The components of this category consist primarily of dividends earned and gains or losses on the Company’s investments in marketable equity securities. The increase relates primarily to an increase in the amount of dividends and capital gains recognized between the periods on the Company’s investments in marketable equity securities.

2010 Compared to 2009

For the year ended December 31, 2010, truckload services revenue, before fuel surcharges, increased 9.1% to $242.8 million as compared to $222.5 million for the year ended December 31, 2009. The increase relates primarily to an increase in the average number of miles traveled per unit each work day from 403 miles during 2009 to 434 miles during 2010. Also contributing to the increase in revenue was an increase in the average rate charged per total mile and a decrease in the number of non-compensated miles traveled with empty trailers. During 2010, the average rate charged to customers per total mile increased by $0.01 as compared to the average rate charged during 2009 and the number of non-compensated miles decreased by 1.6 million miles.

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

	Years Ended December 31,
	2011	2010	2009
Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	1.9	4.6	5.5
Fuel expense	0.0	0.0	0.0
Rent and purchased transportation, net of fuel surcharge	95.7	93.0	90.4
Depreciation and amortization	0.0	0.0	0.0
Operating supplies and expenses	0.0	0.0	0.0
Operating taxes and licenses	0.0	0.0	0.0
Insurance and claims	0.0	0.1	0.1
Communications and utilities	0.2	0.3	0.2
Other	0.3	0.7	0.9
Gain on sale or disposal of property	0.0	(1.2)	0.0
Total operating expenses	98.1	97.5	97.1
Operating income	1.9	2.5	2.9
Non-operating income	0.1	0.3	0.0
Interest expense	(0.1)	(0.6)	(0.1)
Income before income taxes	1.9%	2.2%	2.8%

2011 Compared to 2010

For the year ended December 31, 2011, logistics and brokerage services revenues, before fuel surcharges, decreased 53.7% to $18.4 million as compared to $39.7 million for the year ended December 31, 2010. The decrease was primarily the result of a decrease in the number of loads brokered during 2011 as compared to 2010. The decrease in the number of loads resulted primarily from the closing of a brokerage office located in New Jersey during the third quarter of 2010.

Salaries, wages and benefits decreased from 4.6% of revenues, before fuel surcharges, in 2010 to 1.9% of revenues, before fuel surcharges, in 2011. The decrease relates to a decrease in salaries and benefits associated with the closing of a brokerage office located in New Jersey during the third quarter of 2010.

Rent and purchased transportation increased from 93.0% of revenues, before fuel surcharges, in 2010 to 95.7% of revenues, before fuel surcharges, in 2011. The increase relates to an increase in amounts charged by third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased to 98.1% for 2011 from 97.5% for 2010.

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

Results of Operations - Combined Services

2011 Compared to 2010

Income tax benefit was approximately $2.7 million in 2011 resulting in an effective rate of 48.9%, as compared to an income tax benefit of approximately $0.9 million in 2010 resulting in an effective rate of 59.2%. The effective tax rate differs from the statutory rate primarily due to the existence of partially non-deductible meal and incidental expense per-diem payments to company drivers as well as tax credits related to the Company’s purchase of qualified alternative motor fuel vehicles during 2010. Per-diem payments may cause a significant difference in the Company’s effective tax rate from period-to-period as the proportion of non-deductible expenses to pre-tax net income increases or decreases.

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

As of December 31, 2011, there were no significant unrecognized tax benefits and an adjustment to the Company’s consolidated financial statements for uncertain tax positions was not required as management believes that the Company’s significant tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2008 and forward remain open to examination in those jurisdictions. During 2011, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions and does not believe it is reasonably possible that our unrecognized tax benefits will significantly change within the next twelve months.

The combined net loss for all divisions was $2.9 million, or 1.0% of revenues, before fuel surcharge, for 2011 as compared to the combined net loss for all divisions of $0.7 million or 0.2% of revenues, before fuel surcharge, for 2010. The decrease in income resulted in an increase in the diluted loss per share from $0.07 for 2010 to a diluted loss per share of $0.32 for 2011.

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

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2008 and forward remain open to examination in those jurisdictions. During 2010, the Company did not recognize or accrued any interest or penalties related to uncertain income tax positions and does not believe it is reasonably possible that our unrecognized tax benefits will significantly change within the next twelve months.

The combined net loss for all divisions was $0.7 million, or 0.2% of revenues, before fuel surcharge, for 2010 as compared to the combined net loss for all divisions of $10.8 million or 4.2% of revenues, before fuel surcharge, for 2009. The increase in income resulted in a decrease in the diluted loss per share from $1.15 for 2009 to a diluted loss per share of $0.07 for 2010.

Quarterly Results of Operations

The following table presents selected consolidated financial information for each of our last eight fiscal quarters through December 31, 2011. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the quarterly information.

	Quarter Ended
	Mar. 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011	Mar. 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010
	(unaudited)
	(in thousands, except earnings per share data)
Operating revenues	$85,026	$95,890	$88,938	$89,389	$81,847	$85,238	$86,706	$78,203
Total operating expenses	88,839	94,291	91,634	89,822	81,877	82,918	87,186	80,217
Operating (loss) income	(3,813)	1,599	(2,696)	(433)	(30)	2,320	(480)	(2,014)
Net (loss) income	(1,978)	693	(1,705)	133	(315)	1,262	(491)	(1,110)
(Loss) earnings per common share:
Basic	$(0.21)	$0.08	$(0.19)	$0.02	$(0.03)	$0.13	$(0.05)	$(0.12)
Diluted	$(0.21)	$0.08	$(0.19)	$0.02	$(0.03)	$0.13	$(0.05)	$(0.12)

Liquidity and Capital Resources

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our lines of credit and installment notes.

During 2011, we generated $34.9 million in cash from operating activities compared to $15.0 million and $32.1 million in 2010 and 2009, respectively. Investing activities used $61.4 million in cash during 2011 compared to $14.2 million and $2.4 million in 2010 and 2009, respectively. The cash used for investing activities in all three years related primarily to the purchase of revenue equipment such as trucks and trailers or related equipment such as auxiliary power units. Financing activities provided $12.9 million and $3.1 million in cash during 2011 and 2010, respectively, as compared to financing activities in 2009 which used $20.7 million. See the Consolidated Statements of Cash Flows in Item 8 of this Report.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing lines of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations, to finance capital expenditures and repay long-term debt. During 2011 and 2010, we utilized cash on hand, installment notes, and our lines of credit to finance revenue equipment purchases of approximately $67.6 million and $22.5 million, respectively.

Occasionally we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 12 to 48 months. At December 31, 2011, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $52.2 million. These installment notes are payable in 36 monthly installments at a weighted average interest rate of 3.66%. At December 31, 2010, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $40.6 million. These installment notes were payable in 36 monthly installments at a weighted average interest rate of 4.94%.

In order to maintain our truck and trailer fleet count it is often necessary to purchase replacement units and place them in service before trade units are removed from service. The timing of this process often requires the Company to pay for new units without any reduction in price for trade units. In this situation, the Company later receives payment for the trade units as they are delivered to the equipment vendor and have passed vendor inspection. During the twelve months ended December 31, 2011 and 2010, the Company received approximately $4.0 million and $5.6 million, respectively, for units delivered for trade.

During 2011 we maintained a $30.0 million revolving line of credit. Amounts outstanding under the line bear interest at LIBOR (determined as of the first day of each month) plus 1.95% (2.22% at December 31, 2011), are secured by our trade accounts receivable and mature on May 31, 2012. However the Company has the intent and ability to extend the terms of this line of credit for an additional one year period until May 31, 2013. At December 31, 2011, outstanding advances on the line were approximately $10.5 million, including of letters of credit of $1.2 million, with availability to borrow $19.5 million.

Cash and cash equivalents at December 31, 2011 decreased approximately $13.6 million as compared to December 31, 2010. The decrease relates primarily to an additional $12.4 million in long-term debt repayments made during 2011 as compared to 2010.

Prepaid expenses and deposits at December 31, 2011 increased approximately $1.5 million as compared to December 31, 2010. The increase relates primarily to an increase in amounts paid for new tire expense which is amortized over a two year period.

Marketable equity securities at December 31, 2011 increased approximately $2.0 million as compared to December 31, 2010. The increase was primarily related to changes in the market value of the investments, net of sales and other-than-temporary write-downs. These securities, combined with equity securities purchased in prior periods, have a combined cost basis of approximately $12.7 million and a combined fair market value of approximately $20.3 million. The Company has developed a strategy to invest in securities from which it expects to receive dividends that qualify for favorable tax treatment, as well as appreciate in value. The Company anticipates that increases in the market value of the investments combined with dividend payments will exceed interest rates paid on borrowings for the same period. During 2011 the Company had net unrealized pre-tax gains of approximately $0.5 million and received dividends of approximately $0.6 million. The holding term of these securities depends largely on the general economic environment, the equity markets, borrowing rates and the Company's cash requirements.

Income taxes refundable, at December 31, 2011 decreased approximately $2.1 million as compared to December 31, 2010. The decrease relates to a $2.1 million income tax refund claim filed and received during  2011.

Revenue equipment, at December 31, 2011, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units and auxiliary power units, increased approximately $40.4 million as compared to December 31, 2010. The increase is primarily attributable to the net effect of purchasing 557 new trucks and 203 new trailers during 2011 while only disposing of 297 trucks and 115 trailers during 2011.

Accounts payable at December 31, 2011 increased approximately $6.7 million as compared to December 31, 2010. The increase is primarily related to an increase in amounts accrued for the purchase of revenue equipment received which had not been paid for by the end of the period and an increase in amounts accrued for the purchase of fuel.

Current maturities of long term-debt and long-term debt fluctuations are reviewed on an aggregate basis as the classification of amounts in each category are typically affected merely by the passage of time. Current maturities of long-term debt and long-term debt, on an aggregate basis at December 31, 2011, increased approximately $21.0 million as compared to December 31, 2010. The increase was related to additional borrowings made during 2011 net of the principal portion of scheduled installment note payments made 2011.

Treasury stock at December 31, 2011 increased approximately $8.1 million as compared to December 31, 2010. The increase was related to the repurchase of 724,000 shares of the Company’s common stock under its stock repurchase program during 2011.

For 2012, we expect to purchase 600 new trucks and 450 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $67.5 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our anticipated future cash flows and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Contractual Obligations and Commercial Commitments

The following table sets forth the Company's contractual obligations and commercial commitments as of December 31, 2011:

	Payments due by period (in thousands)
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 Years

Long-term debt (1)	$64,264	$18,845	$42,777	$2,642	$-
Operating leases (2)	2,199	921	996	282	-
Lease residual value guarantees	197	-	32	165	-
Total	$66,660	$19,766	$43,805	$3,089	$-

(1)	Including interest.
(2)	Represents equipment, building, facilities, and drop yard operating leases.

Off-Balance Sheet Arrangements

During 2010, the Company entered into an operating lease for the lease of trailers. This lease included a requirement that we guarantee a portion of the residual value of the trailers at the end of the lease term up to a certain amount. As a result, we are subject to the risk that equipment values may decline below the amount of the guaranteed residual amount which would result in the Company being required to make cash payments for a limited deficiency amount. At December 31, 2011, the maximum amount of the potential deficiency obligation equates to $197,000. We currently anticipate that the value of the trailers at the end of the lease will be sufficient to cover the guaranteed portion of the expected residual value of the trailers and that a cash payment will not be required. To the extent the expected value at the end of the lease becomes lower than the amount of the residual value guaranteed, we would begin accruing for the difference over the remaining lease term.

The trailers held under operating leases are not carried on our balance sheet and respective lease payments are reflected in our consolidated statement of operations as a component of the caption “Rents and purchased transportation”. Rent expense related to the trailers under the operating lease agreements totaled $480,000 for the year ended December 31, 2011.

Insurance

With respect to physical damage for trucks, cargo loss and auto liability, the Company maintains insurance coverage to protect it from certain business risks. These policies are with various carriers and have per occurrence deductibles of $2,500, $10,000 and $2,500 respectively. The Company maintains workers’ compensation coverage in Arkansas, Ohio, Oklahoma, Mississippi, and Florida with a $500,000 self-insured retention and a $500,000 per occurrence excess policy. The Company has elected to opt out of workers' compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has reserved for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers’ compensation claims. Letters of credit aggregating $1,015,500 and certificates of deposit totaling $300,000 are held by banks as security for workers’ compensation claims. The Company self insures for employee health claims with a stop loss of $275,000 per covered employee per year and estimates its liability for claims incurred but not reported.

Inflation

Inflation has an impact on most of our operating costs. Over the past three years, the effect of inflation has been minimal.

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

Accounts receivable and allowance for doubtful accounts. Accounts receivable are presented in the Company’s consolidated financial statements net of an allowance for estimated uncollectible amounts. Management estimates this allowance based upon an evaluation of the aging of our customer receivables and historical write-offs, as well as other trends and factors surrounding the credit risk of specific customers. The Company continually updates the history it uses to make these estimates so as to reflect the most recent trends, factors and other information available. In order to gather information regarding these trends and factors, the Company also performs ongoing credit evaluations of its customers. Customer receivables are considered to be past due when payment has not been received by the invoice due date. Write-offs occur when we determine an account to be uncollectible and could differ from the allowance estimate as a result of a number of factors, including unanticipated changes in the overall economic environment or factors and risks surrounding a particular customer. Management believes its methodology for estimating the allowance for doubtful accounts to be reliable however, additional allowances may be required if the financial condition of our customers were to deteriorate and could have a material effect on the Company’s consolidated financial statements.

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

Impairment of long-lived assets. Long-lived assets are reviewed for impairment in accordance with Topic ASC 360, “Property, Plant, and Equipment”. This authoritative guidance provides that whenever there are certain significant events or changes in circumstances the value of long-lived assets or groups of assets must be tested to determine if their value can be recovered from their future cash flows. In the event that undiscounted cash flows expected to be generated by the asset are less than the carrying amount, the asset or group of assets must be evaluated for impairment. Impairment exists if the carrying value of the asset exceeds its fair value. In light of the sustained general economic downturn in the United States and world economies, the decline in the Company’s market capitalization and the net operating losses of the Company in recent periods, triggering events and changes in circumstances have occurred which require management to test the Company’s long-lived assets for recoverability each reporting period.

Significantly all of the Company’s cash flows from operations are generated by trucks and trailers, and as such, the cost of other long-lived assets are funded by those operations. Therefore, management tests for the recoverability of all of the Company’s long-lived assets as a single group at the entity level and examines the forecasted future cash flows generated by trucks and trailers, including their eventual disposition, to determine if those cash flows exceed the carrying value of the long-lived assets. As of December 31, 2011, the projected cash flows expected to be generated from long-lived assets exceeded their carrying value. As such, no impairment indicators existed and no impairment losses were recorded during the period. The forecasted cash flows were estimated using assumptions about future operations. To the extent that facts and circumstances change in the future, our estimates of future cash flows may also change either positively or negatively.

Claims accruals. The Company is self-insured for health and workers' compensation benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred, but not reported (IBNR) claims. IBNR claims are estimated using historical lag information and other data either provided by outside claims administrators or developed internally. Actual claims payments may differ from management’s estimates as a result of a number of factors, including evaluation of severity, increases in legal or medical costs, and other case-specific factors. The actual claims payments are charged against the Company’s recorded accrued claims liabilities and have been reasonable with respect to the estimates of the liabilities made under the Company’s methodology. However, the estimation process is generally subjective, and to the extent that future actual results materially differ from original estimates made by management, adjustments to recorded accruals may be necessary which could have a material effect on the Company’s consolidated financial statements. Based upon our 2011 health and workers' compensation expenses, a 10% increase in both claims incurred and claims incurred but not reported, would increase our annual health and workers' compensation expenses by $0.9 million.

Revenue recognition. Revenue is recognized in full upon completion of delivery to the receiver's location. For freight in transit at the end of a reporting period, the Company recognizes revenue pro rata based on relative transit time completed as a portion of the estimated total transit time. Expenses are recognized as incurred.

Income Taxes. The Company’s deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which the Company has already recorded the related tax expense or benefit in its consolidated statements of operations. Deferred tax accounts arise as a result of timing differences between when items are recognized in the Company’s consolidated financial statements compared to when they are recognized in the Company’s tax returns. In establishing the Company’s deferred income tax assets and liabilities, management makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When it is more likely than not that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable. A valuation allowance for deferred income tax assets has not been deemed to be necessary. Significant management judgment is required as it relates to future taxable income, future capital gains, tax settlements, valuation allowances, and the Company’s ability to utilize tax loss and credit carryforwards.

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

Equity Price Risk

We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities increased to $20.3 million at December 31, 2011 from $18.3 million at December 31, 2010. The increase includes additional purchases of $2.2 million, sales of $0.3 million, return of capital proceeds of $0.1 million, and an increase in the fair market value, net of write-downs, of approximately $0.2 million during 2011. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $2.0 million. For additional information with respect to the marketable equity securities, see Note 3 to our consolidated financial statements.

Interest Rate Risk

Our line of credit bears interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are affected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $9.0 million of variable rate debt was outstanding under our line of credit for a full fiscal year, a hypothetical 100 basis point increase in LIBOR would result in approximately $90,000 of additional interest expense.

Commodity Price Risk

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our 2011 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by $12.5 million.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk related to the activities of our branch office located in Mexico. Currently, we do not hedge our exchange rate exposure through any currency forward contracts, currency options, or currency swaps as all of our revenues, and substantially all of our expenses and capital expenditures, are transacted in U.S. dollars. However, certain operating expenditures and capital purchases related to our Mexico branch office are incurred in or exposed to fluctuations in the exchange rate between the U.S. Dollar and the Mexican peso. Based on 2011 expenditures denominated in pesos, a 10% increase in the exchange rate would increase our annual operating expenses by $30,000.

Item 8. Financial Statements and Supplementary Data.

The following statements are filed with this report:

Report of Independent Registered Public Accounting Firm – Grant Thornton LLP
Consolidated Balance Sheets - December 31, 2011 and 2010
Consolidated Statements of Operations - Years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) - Years ended
December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows - Years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
P.A.M. Transportation Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P.A.M. Transportation Services, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012, expressed an unqualified opinion thereon.

/s/GRANT THORNTON LLP

Tulsa, OK
March 15, 2012

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2011 AND 2010 (in thousands, except share and per share data)

ASSETS	2011	2010

CURRENT ASSETS:
Cash and cash equivalents	$180	$13,774
Accounts receivable—net:
Trade	48,019	48,193
Other	2,218	3,607
Inventories	1,658	832
Prepaid expenses and deposits	10,993	9,518
Marketable equity securities	20,264	18,273
Income taxes refundable	233	2,356

Total current assets	83,565	96,553

PROPERTY AND EQUIPMENT:
Land	4,924	4,924
Structures and improvements	14,206	13,667
Revenue equipment	324,644	284,196
Office furniture and equipment	9,002	8,298

Total property and equipment	352,776	311,085

Accumulated depreciation	(159,646)	(145,708)

Net property and equipment	193,130	165,377

OTHER ASSETS	2,398	2,410

TOTAL ASSETS	$279,093	$264,340

		(Continued)

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2011 AND 2010 (in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	2011	2010

CURRENT LIABILITIES:
Accounts payable	$23,803	$17,092
Accrued expenses and other liabilities	9,670	9,497
Current maturities of long—term debt	17,438	23,410
Deferred income taxes—current	2,277	1,146

Total current liabilities	53,188	51,145

Long-term debt—less current portion	44,135	17,201
Deferred income taxes—less current portion	44,293	48,046

Total liabilities	141,616	116,392

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,378,207 and 11,373,207 shares issued; 8,695,607 and 9,414,607 shares outstanding at December 31, 2011 and December 31, 2010, respectively	114	114
Additional paid-in capital	78,036	77,837
Accumulated other comprehensive income	4,705	4,406
Treasury stock, at cost; 2,682,600 and 1,958,600 shares at December 31, 2011 and December 31, 2010, respectively	(37,239)	(29,127)
Retained earnings	91,861	94,718

Total stockholders’ equity	137,477	147,948

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$279,093	$264,340

		(Concluded)
See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009 (in thousands, except per share data)

	2011	2010	2009
OPERATING REVENUES:
Revenue, before fuel surcharge	$284,178	$282,524	$260,774
Fuel surcharge	75,065	49,470	31,136

Total operating revenues	359,243	331,994	291,910

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	118,321	109,728	101,833
Fuel expense	124,956	97,523	73,562
Rents and purchased transportation	21,842	42,469	40,713
Depreciation and amortization	34,163	27,035	37,742
Operating supplies and expenses	38,659	30,105	26,572
Operating taxes and licenses	4,952	4,954	5,020
Insurance and claims	13,070	12,820	12,579
Communications and utilities	2,496	2,731	2,644
Other	6,029	5,169	4,967
Loss (gain) on disposition of equipment	98	(337)	931

Total operating expenses and costs	364,586	332,197	306,563

OPERATING LOSS	(5,343)	(203)	(14,653)

NON-OPERATING INCOME (EXPENSE)	1,551	852	(745)
INTEREST EXPENSE	(1,798)	(2,252)	(2,373)

LOSS BEFORE INCOME TAXES	(5,590)	(1,603)	(17,771)

FEDERAL & STATE INCOME TAX (BENEFIT) EXPENSE:
Current	35	195	180
Deferred	(2,768)	(1,143)	(7,104)

Total federal & state income tax benefit	(2,733)	(948)	(6,924)

NET LOSS	$(2,857)	$(655)	$(10,847)

LOSS PER COMMON SHARE:
Basic	$(0.32)	$(0.07)	$(1.15)
Diluted	$(0.32)	$(0.07)	$(1.15)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,056	9,415	9,411
Diluted	9,056	9,415	9,411

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS) YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009 (in thousands)
	Common Stock Shares / Amount		Additional Paid-In Capital	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

BALANCE— January 1, 2009	9,410	$114	$77,659		$611	$(29,127)	$106,220	$155,477

Components of comprehensive income (loss):
Net loss				$(10,847)			(10,847)	(10,847)
Other comprehensive gain:
Realized gain on marketable
securities, net of tax of $(9)				(13)	(13)			(13)
Unrealized gain on marketable
securities, net of tax of $(1,601)				2,465	2,465			2,465
Total comprehensive loss				$(8,395)
Exercise of stock options-shares
issued including tax benefits	4		16					16
Share-based compensation			29					29

BALANCE— December 31, 2009	9,414	114	77,704		3,063	(29,127)	95,373	147,127

Components of comprehensive income (loss):
Net loss				$(655)			(655)	(655)
Other comprehensive gain:
Realized gain on marketable
securities, net of tax of $(125)				(189)	(189)			(189)
Unrealized gain on marketable
securities, net of tax of $(866)				1,532	1,532			1,532
Total comprehensive income				$688
Exercise of stock options-shares
issued including tax benefits	1		10					10
Share-based compensation			123					123

BALANCE— December 31, 2010	9,415	114	77,837		4,406	(29,127)	94,718	147,948

Components of comprehensive income (loss):
Net loss				$(2,857)			(2,857)	(2,857)
Other comprehensive gain:
Realized gain on marketable
securities, net of tax of $(322)				(526)	(526)			(526)
Unrealized gain on marketable
securities, net of tax of $(506)				825	825			825
Total comprehensive loss				$(2,558)
Exercise of stock options-shares
issued including tax benefits	5		35					35
Treasury stock repurchases	(724)					(8,112)		(8,112)
Share-based compensation			164					164

BALANCE— December 31, 2011	8,696	$114	$78,036		$4,705	$(37,239)	$91,861	$137,477

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009 (in thousands)
	2011	2010	2009
OPERATING ACTIVITIES:
Net loss	$(2,857)	$(655)	$(10,847)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,163	27,035	37,742
Bad debt expense	22	274	837
Stock compensation—net of excess tax benefits	149	118	29
Benefit from deferred income taxes	(2,768)	(1,143)	(7,104)
Reclassification of unrealized loss on marketable equity securities	315	60	1,471
Gain on sale of marketable equity securities	(817)	(329)	(189)
Loss (gain) on sale or disposal of equipment	98	(337)	931
Changes in operating assets and liabilities:
Accounts receivable	1,580	(2,232)	(3,415)
Prepaid expenses, inventories, and other assets	(2,290)	(5,005)	3,217
Income taxes refundable (payable)	2,139	(1,883)	7,639
Trade accounts payable	4,987	108	136
Accrued expenses	174	(1,007)	1,691
Net cash provided by operating activities	34,895	15,004	32,138

INVESTING ACTIVITIES:
Purchases of property and equipment	(69,352)	(24,056)	(12,261)
Proceeds from disposition of equipment	9,023	11,614	9,460
Changes in restricted cash	(40)	(746)	19
Sales of marketable equity securities	1,137	622	399
Purchases of marketable equity securities	(2,142)	(1,621)	-
Net cash used in investing activities	(61,374)	(14,187)	(2,383)

FINANCING ACTIVITIES:
Borrowings under line of credit	349,868	378,347	322,365
Repayments under line of credit	(340,540)	(378,347)	(326,109)
Borrowings of long-term debt	36,064	15,048	6,736
Repayments of long-term debt	(24,430)	(11,970)	(16,879)
Borrowings under margin account	1,512	-	13,377
Repayments under margin account	(1,512)	-	(20,249)
Repurchases of common stock	(8,112)	-	-
Stock compensation excess tax benefits	16	5	-
Exercise of stock options	19	4	16
Net cash provided by (used in) financing activities	12,885	3,087	(20,743)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,594)	3,904	9,012

CASH AND CASH EQUIVALENTS—Beginning of year	13,774	9,870	858
CASH AND CASH EQUIVALENTS—End of year	$180	$13,774	$9,870

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid during the period for:
Interest	$1,778	$2,243	$2,410
Income taxes	$90	$2,296	$137

NONCASH INVESTING AND FINANCING ACTIVITIES—
Purchases of revenue equipment included in accounts payable	$4,211	$2,525	$38

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

1.	ACCOUNTING POLICIES

Description of Business and Principles of Consolidation–P.A.M. Transportation Services, Inc. (the “Company”), through its subsidiaries, operates as a truckload transportation and logistics company.

The consolidated financial statements include the accounts of the Company and its wholly owned operating subsidiaries: P.A.M. Transport, Inc., P.A.M. Cartage Carriers, LLC, Choctaw Express, LLC, Decker Transport Co., LLC, T.T.X., LLC, Transcend Logistics, Inc., and East Coast Transport and Logistics, LLC. The following subsidiaries were inactive during all periods presented: P.A.M. International, Inc., P.A.M. Logistics Services, Inc., Choctaw Brokerage, Inc., P.A.M. Canada, Inc. and S & L Logistics, Inc. Effective January 1, 2010, Allen Freight Services, Inc. merged into East Coast Transport and Logistics, LLC. All significant intercompany accounts and transactions have been eliminated.

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

Accounts Receivable and Allowance for Doubtful Accounts–Accounts receivable are presented in the Company’s consolidated financial statements net of an allowance for estimated uncollectible amounts. Management estimates this allowance based upon an evaluation of the aging of our customer receivables and historical write-offs, as well as other trends and factors surrounding the credit risk of specific customers. The Company continually updates the history it uses to make these estimates so as to reflect the most recent trends, factors and other information available. In order to gather information regarding these trends and factors, the Company also performs ongoing credit evaluations of its customers. Customer receivables are considered to be past due when payment has not been received by the invoice due date. Write-offs occur when we determine an account to be uncollectible and could differ from the allowance estimate as a result of a number of factors, including unanticipated changes in the overall economic environment or factors and risks surrounding a particular customer. Management believes its methodology for estimating the allowance for doubtful accounts to be reliable however, additional allowances may be required if the financial condition of our customers were to deteriorate, and could have a material effect on the Company’s consolidated financial statements.

Bank Overdrafts–The Company classifies bank overdrafts in current liabilities as an accounts payable and does not offset other positive bank account balances located at the same or other financial institutions. Bank overdrafts generally represent checks written that have not yet cleared the Company’s bank accounts. The majority of the Company’s bank accounts are zero balance accounts that are funded at the time items clear against the account by drawings against a line of credit, therefore the outstanding checks represent bank overdrafts. Because the recipients of these checks have generally not yet received payment, the Company continues to classify bank overdrafts as accounts payable. Bank overdrafts are classified as changes in accounts payable in the cash flows from operating activities section of the Company’s Consolidated Statement of Cash Flows. Bank overdrafts as of December 31, 2011 and 2010 were approximately $6,997,000 and $3,124,000, respectively.

Accounts Receivable Other–The components of accounts receivable other consist primarily of amounts representing company driver advances, owner-operator advances, equipment manufacturer warranties, and restricted cash. Advances receivable from company drivers as of December 31, 2011 and 2010, were approximately $601,000 and $360,000, respectively. Restricted cash consists of cash proceeds from the sale of trucks and trailers under our like-kind exchange (“LKE”) tax program. See Note 10, “Federal and State Income Taxes,” for a discussion of the Company’s LKE tax program. We classify restricted cash as a current asset within “Accounts receivable-other” as the exchange process must be completed within 180 days in order to qualify for income tax deferral treatment. The changes in restricted cash balances are reflected as an investing activity in our Consolidated Statements of Cash Flows as they relate to the sales and purchases of revenue equipment.

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

The Company’s management periodically evaluates whether changes to estimated useful lives and/or salvage values are necessary to ensure its estimates accurately reflect the economic use of the assets. During 2011, management decreased the estimated useful lives and adjusted the salvage values of certain trucks which were expected to be traded for newer model trucks. These changes resulted in additional depreciation expense of approximately $4,200,000 during 2011. This additional depreciation expense increased the Company’s 2011 reported net loss by approximately $2,600,000 ($0.29 per diluted share).

During the fourth quarter of 2009, management determined that a certain group of trucks, with guaranteed manufacturer trade-in residual values, would not be used as trade-ins for a newer model of the same make. Accordingly, the manufacturer guaranteed residual values associated with these trucks were no longer available. Management expected that these trucks would be sold on the open market and believed that the ultimate selling price would be significantly lower than the manufacturer guaranteed residual values. As such, the residual values of these trucks were reduced during the fourth quarter of 2009 to reflect this expectation which resulted in additional depreciation expense of approximately $4,200,000 during 2009. This additional depreciation expense increased the Company’s 2009 reported net loss by approximately $2,600,000 ($0.27 per diluted share).

Prepaid Tires–Tires purchased with revenue equipment are capitalized as a cost of the related equipment. Replacement tires are included in prepaid expenses and deposits and are amortized over a 24-month period. Amounts paid for the recapping of tires are expensed when incurred.

Advertising Expense–Advertising costs are expensed as incurred and totaled approximately $437,000, $239,000 and $125,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Repairs and Maintenance–Repairs and maintenance costs are expensed as incurred.

Self Insurance Liability–A liability is recognized for known health, workers’ compensation, cargo damage, property damage and auto liability damage claims. An estimate of the incurred but not reported claims for each type of liability is made based on historical claims made, estimated frequency of occurrence, and considering changing factors that contribute to the overall cost of insurance.

Income Taxes–The Company applies the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

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

Revenue Recognition–Revenue is recognized in full upon completion of delivery to the receiver’s location. For freight in transit at the end of a reporting period, the Company recognizes revenue pro rata based on relative transit time completed as a portion of the estimated total transit time. Expenses are recognized as incurred.

Share-Based Compensation–The Company estimates the fair value of stock option awards on the option grant date using the Black-Scholes pricing model and recognizes compensation for stock option awards expected to vest on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated at grant date based on historical experience. For additional information with respect to share-based compensation, see Note 11 to our consolidated financial statements.

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

Fair Value Measurements–Certain financial assets and liabilities are measured at fair value within the financial statements on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. For additional information with respect to fair value measurements, see Note 15 to our consolidated financial statements.

Reporting Segments–The Company's operations are all in the motor carrier segment and are aggregated into a single reporting segment in accordance with the aggregation criteria under Generally Accepted Accounting Principles (“GAAP”). The Company provides truckload transportation services as well as brokerage and logistics services to customers throughout the United States and portions of Canada and Mexico. Truckload transportation services revenues, excluding fuel surcharges, represented 93.5%, 85.9%, and 85.3% of total revenues, excluding fuel surcharges, for the twelve months ended December 31, 2011, 2010, and 2009, respectively. Remaining revenues, excluding fuel surcharges, for each respective year were generated by brokerage and logistics services.

Concentrations of Credit Risk–The Company performs ongoing credit evaluations and generally does not require collateral from its customers. The Company maintains reserves for potential credit losses. In view of the concentration of the Company’s revenues and accounts receivable among a limited number of customers within the automobile industry, the financial health of this industry is a factor in the Company’s overall evaluation of accounts receivable.

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

Recent Accounting Pronouncements–In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. Retrospective presentation for all comparative periods presented is required. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, and is not expected to have a material effect on the Company’s financial condition, results of operations, or cash flow.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011 with early adoption permitted. In December 2011, the FASB issued ASU No. 2011-12,  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, (“ASU 2011-12”) which defers certain aspects of ASU 2011-05 related to the presentation of reclassification adjustments. The adoption of the revised guidance on January 1, 2012 is not expected to have a material effect on the Company’s financial condition, results of operations, or cash flow though it will change the presentation of comprehensive income in the Company’s consolidated financial statements. The new presentation will be included in the Company’s Quarterly Reporting on Form 10-Q for the quarter ended March 31, 2012.

2.	TRADE ACCOUNTS RECEIVABLE

The Company's receivables result primarily from the sale of transportation and logistics services. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Accounts receivable which consist of both billed and unbilled receivables are presented net of an allowance for doubtful accounts. Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectibility. Accounts receivable balances consist of the following components as of December 31, 2011 and 2010:

	2011	2010
	(in thousands)

Billed	$44,370	$41,137
Unbilled	5,723	9,474
Allowance for doubtful accounts	(2,074)	(2,418)

Total accounts receivable—net	$48,019	$48,193

An analysis of changes in the allowance for doubtful accounts for the years ended December 31, 2011, 2010, and 2009 follows:

	2011	2010	2009
	(in thousands)

Balance—beginning of year	$2,418	$2,660	$2,156
Provision for bad debts	22	529	899
Charge-offs	(565)	(1,100)	(395)
Recoveries	199	329	-
Balance—end of year	$2,074	$2,418	$2,660

3.	MARKETABLE EQUITY SECURITIES

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

Marketable equity securities classified as available-for-sale are carried at fair value, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses, declines in value judged to be other-than-temporary on available-for-sale securities, and increases or decreases in value on trading securities, if any, are included in the determination of net income. A quarterly evaluation is performed in order to judge whether declines in value below cost should be considered temporary and when losses are deemed to be other-than-temporary. Several factors are considered in this evaluation process including the severity and duration of the decline in value, the financial condition and near-term outlook for the specific issuer and the Company’s ability to hold the securities.

For the years ended December 31, 2011, 2010 and 2009, the evaluation resulted in an impairment charges of approximately $315,000, $60,000 and $1,500,000, respectively, being reported  in the Company’s non-operating income (expense) in its statement of operations.

The following table sets forth cost, market value and unrealized gain/(loss) on equity securities classified as available-for-sale and equity securities classified as trading as of December 31, 2011 and 2010.

	2011	2010
	(in thousands)
Available-for-sale securities
Fair market value	$20,123	$18,101
Cost	12,539	11,000
Unrealized gain	$7,584	$7,101

Trading securities
Fair market value	$141	$171
Cost	157	157
Unrealized (loss) gain	$(16)	$14

Total
Fair market value	$20,264	$18,272
Cost	12,696	11,157
Unrealized gain	$7,568	$7,115

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities that are classified as available-for-sale as of December 31, 2011 and 2010.

	2011	2010
	(in thousands)
Available-for-sale securities
Gross unrealized gains	$7,866	$7,333
Gross unrealized losses	282	232

Net unrealized gains	$7,584	$7,101

As of December 31, 2011 and 2010, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $4,705,000 and $4,406,000, respectively.

For the year ended December 31, 2011, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $825,000, net of deferred income taxes. For the year ended December 31, 2010, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $1,532,000, net of deferred income taxes.

As of December 31, 2011, the Company's marketable securities that are classified as trading had gross recognized losses of approximately $16,000 and had no gross recognized gains. As of December 31, 2010, the Company's marketable securities that were classified as trading had gross recognized gains of approximately $14,000 and had no gross recognized losses. The following table shows recognized gains (losses) in market value for securities classified as trading during 2011 and 2010.

	2011	2010	2009
	(in thousands)
Trading securities
Recognized gain (loss) at beginning of period	$14	$63	$(55)
Recognized (loss) gain at end of period	(16)	14	63
Securities transferred from trading to available-for-sale	-	63	-

Change in net recognized (loss) gain	$(30)	$14	$118

Change in net recognized (loss) gain, net of taxes	$(15)	$6	$72

During 2011, there were no reclassifications of marketable securities. During 2010, three securities were transferred from trading to available-for-sale at their fair market values at the time of transfer.

The following table shows the Company’s realized gains during 2011, 2010, and 2009 on certain securities which were held as available-for-sale. The cost of securities sold is based on the specific identification method and interest and dividends on securities are included in non-operating income.

	2011	2010	2009
	(in thousands)
Realized gains
Sale proceeds	$1,137	$622	$287
Cost of securities sold	289	308	216

Realized gains	$848	$314	$71

Realized gains, net of taxes	$526	$190	$43

The following table shows the Company’s investments’ approximate gross unrealized losses and fair value at December 31, 2011 and 2010. As of December 31, 2011 and 2010 there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	2011		2010
	(in thousands)
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses

Equity securities – Available for sale	$2,914	$282	$1,745	$232
Equity securities – Trading	141	16	-	-

Totals	$3,055	$298	$1,745	$232

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of December 31, 2011 and 2010, the Company had no borrowings under its margin account.

4.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at December 31 are summarized as follows:

	2011	2010
	(in thousands)

Payroll	$1,829	$1,433
Accrued vacation	1,960	2,039
Taxes—other than income	1,956	2,024
Interest	114	94
Driver escrows	1,010	850
Self-insurance claims	2,801	3,057

Total accrued expenses and other liabilities	$9,670	$9,497

5.	CLAIMS LIABILITIES

With respect to physical damage for trucks, cargo loss and auto liability, the Company maintains insurance coverage to protect it from certain business risks. These policies are with various carriers and have per occurrence deductibles of $2,500, $10,000 and $2,500 respectively. The Company has elected to self-insure for physical damage to trailers. The Company maintains workers’ compensation coverage in Arkansas, Ohio, Oklahoma, Mississippi, and Florida with a $500,000 self-insured retention and a $500,000 per occurrence excess policy. The Company has elected to opt out of workers' compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has accrued for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers’ compensation claims. Letters of credit aggregating $1,015,500 and certificates of deposit totaling $300,000 are held by banks as security for workers’ compensation claims. The Company self insures for employee health claims with a stop loss of $275,000 per covered employee per year and estimates its liability for claims outstanding and claims incurred but not reported.

6.	LONG-TERM DEBT

Long-term debt at December 31, consists of the following:

	2011	2010
	(in thousands)
Line of credit with a bank—due May 31, 2012, and
collateralized by accounts receivable (1)	$9,328	$-
Equipment financing (2)	52,245	40,611
Total long-term debt	$61,573	$40,611
Less current maturities	(17,438)	(23,410)

Long-term debt—net of current maturities	$44,135	$17,201

(1)
Line of credit agreement with a bank provides for maximum borrowings of $30.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of LIBOR as of the first day of the month plus 1.95% (2.22% at December 31, 2011) and are secured by our trade accounts receivable. Monthly payments of interest are required under this agreement. Also, under the terms of the agreement the Company must have (a) a debt to equity ratio of no more than 2:1, and (b) maintain a tangible net worth of at least $135 million. The Company was in compliance with all provisions of the agreement throughout 2011. The Company has the intent and ability to extend the terms of this line of credit for an additional one year period until May 31, 2013, therefore the balance is included in the long-term debt balance.

(2)
Equipment financings consist of installment obligations for revenue equipment purchases, payable in various monthly installments with various maturity dates through January 2015, at a weighted average interest rate of 3.66% as of December 31, 2011 and collateralized by revenue equipment.

The Company has provided letters of credit to third parties totaling approximately $1,201,000 at December 31, 2011. The letters are held by these third parties to assist such parties in collection of any amounts due by the Company should the Company default in its commitments to the parties.

Scheduled annual maturities on long-term debt outstanding at December 31, 2011, are:

(in thousands)

2012	$17,438
2013	23,989
2014	17,512
2015	2,634
2016	-

Total	$61,573

7.	CAPITAL STOCK

The Company's authorized capital stock consists of 40,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. At December 31, 2011, there were 11,378,207 shares of our common stock issued and 8,695,607 shares outstanding. No shares of our preferred stock were issued or outstanding at December 31, 2011.

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

Preferred Stock

Preferred stock may be issued from time to time by our Board of Directors, without stockholder approval, in such series and with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or other provisions, as may be fixed by the Board of Directors in the resolution authorizing their issuance. The issuance of preferred stock by the Board of Directors could adversely affect the rights of holders of shares of common stock; for example, the issuance of preferred stock could result in a class of securities outstanding that would have certain preferences with respect to dividends and in liquidation over the common stock, and that could result in a dilution of the voting rights, net income per share and net book value of the common stock. As of December 31, 2011, we have no agreements or understandings for the issuance of any shares of preferred stock.

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

In November 2010, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock during the twelve month period following the announcement. As of December 31, 2011, all 500,000 shares had been repurchased under this repurchase authorization.

In September 2011, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock during the twelve month period following the announcement. As of December 31, 2011, 224,000 shares had been repurchased under this repurchase authorization.

The Company accounts for Treasury stock using the cost method and as of December 31, 2011, 2,682,600 shares were held in the treasury at an aggregate cost of approximately $37,239,000.

8.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was comprised of net loss plus or minus market value adjustments related to marketable securities. The components of comprehensive income (loss) were as follows:

	2011	2010	2009
	(in thousands)

Net loss	$(2,857)	$(655)	$(10,847)

Other comprehensive income (loss):
Reclassification adjustment for realized gains
on marketable securities, included
in net loss, net of income taxes	(526)	(189)	(13)
Reclassification adjustment for unrealized
losses on marketable securities, included in
net loss, net of income taxes	196	37	941
Change in fair value of marketable
securities, net of income taxes	629	1,495	1,524

Total comprehensive (loss) income	$(2,558)	$688	$(8,395)

9.	SIGNIFICANT CUSTOMERS AND INDUSTRY CONCENTRATION

In 2011, 2010, and 2009, one customer, who is in the automobile manufacturing industry, accounted for 26%, 34% and 25% of revenues, respectively. The Company also provides transportation services to other manufacturers who are suppliers for automobile manufacturers including suppliers for the Company’s largest customer. As a result, concentration of the Company’s business within the automobile industry is significant. Of the Company’s revenues for 2011, 2010, and 2009, 38%, 40%, and 31%, respectively, were derived from transportation services provided to the automobile manufacturing industry. Accounts receivable from the largest customer totaled approximately $13,506,000 and $18,203,000 at December 31, 2011 and 2010, respectively.

10.	FEDERAL AND STATE INCOME TAXES

Under GAAP, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax reporting purposes.

Significant components of the Company’s deferred tax liabilities and assets at December 31 are as follows:

	2011		2010
	(in thousands)
	Current	Long-Term	Current	Long-Term

Deferred tax liabilities:
Property and equipment	$-	$65,236	$-	$52,531
Unrealized gains on securities	2,879	-	2,696	-
Prepaid expenses and other	4,138	-	3,284	-

Total deferred tax liabilities	7,017	65,236	5,980	52,531

Deferred tax assets:
Allowance for doubtful accounts	787	-	848	-
Alternative minimum tax credit carryforward	-	215	-	193
QAFMV tax credit carryforward	-	864	-	864
New hire tax credit	-	124	-	-
Compensated absences	668	-	679	-
Self-insurance allowances	767	-	580	-
Share-based compensation	-	448	-	386
Goodwill	-	691	-	199
Marketable equity securities	1,691	-	2,270	-
Net operating loss carryover	-	18,522	-	2,552
Capital loss carryover	821	-	457	-
Non-competition agreement	-	64	-	271
Other	6	15	-	20

Total deferred tax assets	4,740	20,943	4,834	4,485

Net deferred tax liability	$2,277	$44,293	$1,146	$48,046

The reconciliation between the effective income tax rate and the statutory Federal income tax rate for the years ended December 31, 2011, 2010 and 2009 is presented in the following table:

	2011		2010		2009
	(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent

Income tax at the
statutory federal rate	$(1,901)	34.0	$(545)	34.0	$(6,042)	34.0
Nontaxable income	-	-	-	-	(341)	1.9
Nondeductible expense	171	(3.0)	217	(13.5)	225	(1.3)
QAFMV credit	-	-	(570)	35.6	-	-
New hire credit	(124)	2.2	-	-	-	-
State income taxes—net
of federal benefit	(879)	15.7	(50)	3.1	(766)	4.4

Total income tax benefit	$(2,733)	48.9	$(948)	59.2	$(6,924)	39.0

The provision (benefit) for income taxes consisted of the following:

	2011	2010	2009
	(in thousands)
Current:
Federal	$-	$-	$-
State	35	195	180
	35	195	180
Deferred:
Federal	(1,904)	(970)	(7,209)
State	(864)	(173)	105
	(2,768)	(1,143)	(7,104)

Total income tax benefit	$(2,733)	$(948)	$(6,924)

The Company has alternative minimum tax credits of approximately $215,000 at December 31, 2011, which have no expiration date under the current federal income tax laws and general business credits of approximately $988,000 which begin to expire after the year 2030. The Company also has net operating loss carryovers for federal income purposes of approximately $48,794,000 which begin to expire after the year 2030.

The Company does not have any material accrued interest or penalties associated with any unrecognized tax benefits. The Company's policy is to account for interest and penalties related to uncertain tax positions, if any, in income tax expense. The Company did not have any unrecognized tax benefits at December 31, 2011 or December 31, 2010 and there was no change in total gross unrecognized tax benefit liabilities for the year ended December 31, 2011.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which the Company operates generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2008 and forward remain open to examination in those jurisdictions.

During 2007, the Company contracted with a third-party qualified intermediary in order to implement a like-kind exchange tax program. Under the program, dispositions of eligible trucks or trailers and acquisitions of replacement trucks or trailers are made in a form whereby any associated tax gains related to the disposal are deferred. To qualify for like-kind exchange treatment, we exchange, through our qualified intermediary, eligible trucks or trailers being disposed with trucks or trailers being acquired that allows us to generally carryover the tax basis of the trucks or trailers sold. The program is expected to result in a significant deferral of federal and state income taxes. Under the program, the proceeds from the sale of eligible trucks or trailers carry a Company-imposed restriction for the acquisition of replacement trucks or trailers. These proceeds may be disqualified under the program at any time and at the Company’s sole discretion, however income tax deferral would not be available for any sale for which the Company disqualifies the related proceeds. At December 31, 2011, the Company had $718,000 of restricted cash held by the third-party qualified intermediary. At December 31, 2010, the Company had $758,000 of restricted cash held by the third-party qualified intermediary. Restricted cash is accounted for in “Accounts receivable-other”.

11.	SHARE-BASED COMPENSATION

The Company maintains a stock option plan under which incentive stock options and nonqualified stock options may be granted. On March 2, 2006, the Company’s Board of Director’s adopted, and stockholders  later approved, the 2006 Stock Option Plan (the “2006 Plan”). The 2006 Plan replaced the expired 1995 Stock Option Plan which had 263,500 options remaining which were never issued. Under the 2006 Plan 750,000 shares were reserved for the issuance of stock options to directors, officers, key employees and others. The option exercise price under the 2006 Plan is the fair market value of the stock on the date the option is granted. The fair market value is determined by the average of the highest and lowest sales prices for a share of the Company’s common stock, on its primary exchange, on the same date that the option is granted.

During 2011, nonqualified options for 16,000 shares were issued under the 2006 Plan at an option exercise price of $11.75 per share and at December 31, 2011, 540,000 shares were available for granting future options.

Outstanding incentive stock options at December 31, 2011, must be exercised within either five or ten years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at December 31, 2011, must be exercised within either five or ten years from the date of grant.

In November 2010, the Company granted to certain key employees, 50,000 nonqualified stock options and 64,000 performance-based variable nonqualified stock options. The exercise price for these awards was fixed at the grant date and was equal to the fair market value of the stock on that date. The nonqualified stock options vest in increments of 20% each year. The performance-based nonqualified stock options were eligible to be earned in four quarterly installments and one annual installment with vesting to occur in increments of 20% each year for any options earned. In order to meet the performance criteria, certain quarterly and annual “operating ratio” results must have been achieved during 2011. During 2011, 4,442 performance-based variable nonqualified stock options were earned with vesting to begin during the third quarter of 2012. The remaining 59,558 performance-based variable nonqualified stock options expired as the related performance criteria was not met. As of December 31, 2011, 10,000 nonqualified stock options under this grant have vested and none of the 4,442 performance-based variable nonqualified stock options under this grant have vested.

The total fair value of options vested during 2011, 2010, and 2009 was approximately $162,000, $118,000, and $29,000, respectively. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $164,000 during 2011 and includes approximately $98,000 recognized as a result of the annual grant of 2,000 shares to each non-employee director during the first quarter of 2011. The Company recognized a total income tax benefit of approximately $80,000 related to stock-based compensation expense during 2011. The recognition of stock-based compensation expense increased diluted and basic loss per common share by approximately $0.01 during 2011. As of December 31, 2011, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $272,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $68,000 in additional compensation expense related to unvested option awards during each of the years 2012 through 2015.

Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $123,000 during 2010 and included approximately $118,000 recognized as a result of the annual grant of 2,000 shares to each non-employee director during the first quarter of 2010. The Company recognized a total income tax benefit of approximately $74,000 related to stock-based compensation expense during 2010. The recognition of stock-based compensation expense increased diluted and basic loss per common share by approximately $0.01 during 2010. As of December 31, 2010, the Company had stock-based compensation plans with total unvested stock-based compensation expense, excluding stock-based compensation related to the performance-based variable nonqualified stock option grant, of approximately $312,000.

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

Transactions in stock options under these plans are summarized as follows:

	Shares Under Option	Weighted- Average Exercise Price

Outstanding—January 1, 2009:	254,500	$22.32
Granted	16,000	3.84
Exercised	(4,000)	3.84
Canceled	(80,000)	22.60

Outstanding—December 31, 2009:	186,500	$21.02
Granted	130,000	11.60
Exercised	(1,000)	3.84
Canceled	(64,000)	22.45

Outstanding—December 31, 2010:	251,500	$15.86
Granted	16,000	11.75
Exercised	(5,000)	3.84
Canceled	(81,558)	14.35

Outstanding—December 31, 2011:	180,942	$16.50

Options exercisable—December 31, 2011:	136,500	$18.22

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton (“BSM”) option-pricing model using the following assumptions:

	2011	2010	2009

Dividend yield	0%	0%	0%
Volatility range	65.81%	57.35%—64.31%	58.07%
Risk-free rate range	1.79%	1.80%—1.99%	1.57%
Expected life	4.3 years	4.3 years—6.5 years	4.4 years
Fair value of options (per share)	$6.14	$6.34—$7.38	$1.84

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

Information related to the Company’s option activity as of December 31, 2011, and changes during the year then ended is presented below:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding at January 1, 2011	251,500	$15.86
Granted	16,000	11.75
Exercised	(5,000)	3.84
Canceled/forfeited/expired	(81,558)	14.35
Outstanding at December 31, 2011	180,942	$16.50	3.7	$33,960

Fully vested and exercisable at December 31, 2011	136,500	$18.22	2.0	$33,960
___________________________
* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on December 31, 2011, was $9.50.

The weighted-average grant-date fair value of options granted during the years 2011, 2010, and 2009 was $6.14, $6.47, and $1.84 per share, respectively. The weighted-average grant-date fair value of options either canceled, forfeited, or expired during the years 2011, 2010, and 2009 was $6.43, $9.03, and $9.17 per share, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009, was approximately $33,000, $2,000, and $13,000, respectively.

A summary of the status of the Company’s nonvested options as of December 31, 2011 and changes during the year ended December 31, 2011, is presented below:

	Number of Options	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2011	114,000	$6.34
Granted	16,000	6.14
Canceled/forfeited/expired	(59,558)	6.34
Vested	(26,000)	6.22
Nonvested at December 31, 2011	44,442	$6.34

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of December 31, 2011 and the number and weighted average exercise price of options exercisable as of December 31, 2011 is as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$3.84	6,000	2.2	6,000
$11.22	54,442	8.9	10,000
$11.75	14,000	4.2	14,000
$14.32	14,000	3.2	14,000
$14.98	14,000	1.2	14,000
$19.88	12,500	0.7	12,500
$22.92	12,000	0.2	12,000
$23.22	54,000	0.7	54,000
	180,942	3.7	136,500

Cash received from option exercises totaled approximately $19,000, $4,000, and $15,000 during the years ended December 31, 2011, 2010, and 2009, respectively. The Company issues new shares upon option exercise.

12.	LOSS PER SHARE

Basic loss per common share was computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted loss per common share was calculated as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share data)

Net loss	$(2,857)	$(655)	$(10,847)

Basic weighted average common shares outstanding	9,056	9,415	9,411
Dilutive effect of common stock equivalents	-	-	-

Diluted weighted average common shares outstanding	9,056	9,415	9,411

Basic loss per share	$(0.32)	$(0.07)	$(1.15)

Diluted loss per share	$(0.32)	$(0.07)	$(1.15)

Average options outstanding to purchase 233,717, 164,850, and 175,837 shares of common stock for December 31, 2011, 2010, and 2009, respectively, were not included in the computation of diluted loss per share because to do so would have an anti-dilutive effect.

13.	BENEFIT PLAN

The Company sponsors a benefit plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deductible contributions to the plan. The plan provides for employer matching contributions of 50% of each participant’s voluntary contribution up to 3% of the participant’s compensation and vests at the rate of 20% each year until fully vested after five years. Total employer matching contributions to the plan totaled approximately $224,000, $245,000 and $270,000 in 2011, 2010 and 2009, respectively.

14.	COMMITMENTS AND CONTINGENCIES

The Company is not a party to any pending legal proceedings which management believes to be material to the Consolidated financial statements of the Company. The Company maintains liability insurance against risks arising out of the normal course of its business.

The Company leases certain semi-trailers and premises under noncancelable operating lease agreements. Future minimum annual lease payments under these leases are as follows:

2012	$921,052
2013	621,080
2014	375,374
2015	281,531
2016	-

Total	$2,199,037

Total rental expense, net of amounts reimbursed for the years ended December 31, 2011, 2010 and 2009 was approximately $1,602,000, $1,124,000, and $1,201,000, respectively.

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

At December 31, 2011, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$20,264	$20,264	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying values and estimated fair values of this other long-term debt at December 31, 2011 and 2010 are summarized as follows:

	2011		2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$52,245	$52,170	$40,611	$40,775

The Company has not elected the fair value option for any of our financial instruments.

16.	RELATED PARTY TRANSACTIONS

In the normal course of business, transactions for transportation and repair services, property leases and other services are conducted between the Company and companies affiliated with a major stockholder. The Company recognized approximately $3,011,000, $5,800,000, and $3,294,000 in operating revenue and approximately $1,316,000, $830,000, and $1,025,000 in operating expenses in 2011, 2010, and 2009, respectively.

The Company purchased physical damage insurance through an unaffiliated insurance broker which was written by an insurance company affiliated with a major stockholder. Annual premiums were approximately $1,536,000, $1,696,000 and $1,895,000 for 2011, 2010 and 2009, respectively. Beginning in 2009, the Company secured coverage for auto liability and general liability insurance under the same arrangement. Premiums paid for auto liability coverage during 2011, 2010 and 2009 were approximately $8,947,000, $8,831,000 and $2,917,000, respectively. Premiums paid for general liability coverage during 2011, 2010 and 2009 were approximately $22,000, $22,000 and $20,000, respectively.

Amounts owed to the Company by these affiliates were approximately $1,271,000 and $2,398,000 at December 31, 2011 and 2010, respectively. Of the accounts receivable at December 31, 2011, approximately  $238,000 represents revenue resulting from maintenance performed in the Company’s maintenance facilities and charges paid by the Company to third parties on behalf of their affiliate and charged back at the amount paid, $947,000 represents freight transportation, $46,000 represents property lease charges, $1,000 represents equipment rental charges, and $39,000 represents cross-border inspections. Amounts payable to affiliates at December 31, 2011 and 2010 were approximately $554,000 and $137,000 respectively.

17.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present quarterly financial information for 2011 and 2010:

	2011
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Operating revenues	$85,026	$95,890	$88,938	$89,389
Operating expenses	88,839	94,291	91,634	89,822

Operating (loss) income	(3,813)	1,599	(2,696)	(433)
Non-operating income (expense)	1,126	26	173	226
Interest expense	490	491	375	442
Income tax (benefit) expense	(1,199)	441	(1,193)	(782)

Net (loss) income	$(1,978)	$693	$(1,705)	$133

Net (loss) income per common share:
Basic	$(0.21)	$0.08	$(0.19)	$0.02
Diluted	$(0.21)	$0.08	$(0.19)	$0.02

Average common shares outstanding:
Basic	9,392	9,098	8,941	8,798
Diluted	9,392	9,102	8,941	8,798

	2010
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Operating revenues	$81,847	$85,238	$86,706	$78,203
Operating expenses	81,877	82,918	87,185	80,217

Operating loss	(30)	2,320	(479)	(2,014)
Non-operating (expense) income	7	379	271	193
Interest expense	498	606	591	554
Income tax benefit	(206)	831	(308)	(1,265)

Net loss	$(315)	$1,262	$(491)	$(1,110)

Net loss per common share:
Basic	$(0.03)	$0.13	$(0.05)	$(0.12)
Diluted	$(0.03)	$0.13	$(0.05)	$(0.12)

Average common shares outstanding:
Basic	9,414	9,415	9,415	9,415
Diluted	9,414	9,421	9,415	9,415

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
P.A.M. Transportation Services, Inc. and Subsidiaries

We have audited P.A.M. Transportation Services, Inc. (a Delaware Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of P.A.M. Transportation Services, Inc. and subsidiaries, as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 15, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/GRANT THORNTON LLP

Tulsa, Oklahoma
March 15, 2012

Item 9B. Other Information.

None.

PART III

Portions of the information required by Part III of Form 10-K are, pursuant to General Instruction G (3) of Form 10-K, incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held on May 24, 2012. We will, within 120 days of the end of our fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

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

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2011, information about compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans approved by Security Holders	180,942	$16.50	540,000

Equity Compensation Plans not approved by Security Holders	-0-	-0-	-0-

Total	180,942	$16.50	540,000

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

Report of Independent Registered Public Accounting Firm - Grant Thornton LLP
Consolidated Balance Sheets - December 31, 2011 and 2010
Consolidated Statements of Operations - Years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) - Years ended   December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows - Years ended December 31, 2011, 2010 and 2009
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

*4.4.1		Second Amendment to Security Agreement dated July 3, 1996 by and between P.A.M. Transport, Inc. and First Tennessee National Bank Association (Exh. 4.1.2, 9/30/96 10-Q)

*4.4.2		First Amendment to Security Agreement dated July 3, 1996 by and between Choctaw Express, Inc. and First Tennessee Bank National Association (Exh. 4.1.3, 9/30/96 10-Q)

*4.4.3		Security Agreement dated July 3, 1996 by and between Allen Freight Services, Inc. and First Tennessee Bank National Association (Exh. 4.1.4, 9/30/96 10-Q)

*4.5		Fourth Amendment to Loan Agreement dated July 26, 1994 among First Tennessee Bank National Association, Registrant and P.A.M. Transport, Inc. together with Promissory Note (Exh. 4.6, 2007 10-K)

*10.1	(1)	Employment Agreement between the Registrant and Daniel H. Cushman, dated June 29, 2009 (Exh. 10.2, 7/10/09 8-K)

*10.2	(1)	Employment Agreement between the Registrant and W. Clif Lawson, dated June 1, 2006 (Exh. 10.2, 7/28/06 8-K)

*10.3	(1)	Employment Agreement between the Registrant and Larry J. Goddard, dated June 1, 2006 (Exh. 10.3, 7/28/06 8-K)

*10.4	(1)	1995 Stock Option Plan, as Amended and Restated (Exh. 4.1, 6/11/99 S-8)

*10.4.1	(1)	Amendment to 1995 Stock Option Plan (Exh. 10.1, 3/07/05 8-K)

*10.4.2	(1)	2006 Stock Option Plan (Exh. 10.1, 5/31/06 8-K)

*10.5	(1)	Employee Non-Qualified Stock Option Agreement (Exh. 10.1, 9/30/04 10-Q)

*10.6	(1)	Director Non-Qualified Stock Option Agreement (Exh. 10.2, 9/30/04 10-Q)

*10.6.1	(1)	Form of Non-Qualified Stock Option Agreement for Non-Employee Director stock options that are granted under the 2006 Stock Option Plan (Exh. 10.2, 5/31/06 8-K)

*10.7	(1)	Incentive Compensation Plan (Exh. 10.3, 7/10/09 8-K)

*10.8	(1)	Consulting Agreement between the Registrant and Manuel J. Moroun, dated December 6, 2007 (Exh. 10.10, 2007 10-K)

*10.9	(1)	Form of Stock Option Agreement based on performance schedule and granted under the 2006 Stock Option Plan (Exh. 10.1, 12/03/10 8-K)

*10.10	(1)	Form of Stock Option Agreement granted under the 2006 Stock Option Plan (Exh. 10.2, 12/03/10 8-K)

21.1		Subsidiaries of the Registrant

23.1		Consent of Grant Thornton LLP

31.1		Rule 13a-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a) Certification of Principal Financial Officer

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

(1) Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: March 13, 2012	By:	/s/ Daniel H. Cushman
DANIEL H. CUSHMAN
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 13, 2012	By:	/s/ Frederick P. Calderone
FREDERICK P. CALDERONE, Director

Dated: March 13, 2012	By:	/s/ Frank L. Conner
FRANK L. CONNER, Director

Dated: March 13, 2012	By:	/s/ Daniel H. Cushman
DANIEL H. CUSHMAN
President and Chief Executive Officer, Director
(principal executive officer)

Dated: March 13, 2012	By:	/s/ W. Scott Davis
W. SCOTT DAVIS, Director

Dated: March 13, 2012	By:	/s/ Manuel J. Moroun
MANUEL J. MOROUN, Director

Dated: March 13, 2012	By:	/s/ Matthew T. Moroun
MATTHEW T. MOROUN, Director and Chairman of the Board

Dated: March 13, 2012	By:	/s/ Lance K. Stewart
LANCE K. STEWART
Vice President-Finance, Chief Financial Officer,
Secretary and Treasurer
(principal financial and accounting officer)

Dated: March 13, 2012	By:	/s/ Daniel C. Sullivan
DANIEL C. SULLIVAN, Director

Dated: March 13, 2012	By:	/s/ Charles F. Wilkins
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

*4.4.1	Second Amendment to Security Agreement dated July 3, 1996 by and between P.A.M. Transport, Inc. and First Tennessee National Bank Association (Exh. 4.1.2, 9/30/96 10-Q)

*4.4.2	First Amendment to Security Agreement dated July 3, 1996 by and between Choctaw Express, Inc. and First Tennessee Bank National Association (Exh. 4.1.3, 9/30/96 10-Q)

*4.4.3	Security Agreement dated July 3, 1996 by and between Allen Freight Services, Inc. and First Tennessee Bank National Association (Exh. 4.1.4, 9/30/96 10-Q)

*4.5	Fourth Amendment to Loan Agreement dated July 26, 1994 among First Tennessee Bank National Association, Registrant and P.A.M. Transport, Inc. together with Promissory Note (Exh. 4.6, 2007 10-K)

*10.1	(1)	Employment Agreement between the Registrant and Daniel H. Cushman, dated June 29, 2009 (Exh. 10.2, 7/10/09 8-K)

*10.2	(1)	Employment Agreement between the Registrant and W. Clif Lawson, dated June 1, 2006 (Exh. 10.2, 7/28/06 8-K)

*10.3	(1)	Employment Agreement between the Registrant and Larry J. Goddard, dated June 1, 2006 (Exh. 10.3, 7/28/06 8-K)

*10.4	(1)	1995 Stock Option Plan, as Amended and Restated (Exh. 4.1, 6/11/99 S-8)

*10.4.1	(1)	Amendment to 1995 Stock Option Plan (Exh. 10.1, 3/07/05 8-K)

*10.4.2	(1)	2006 Stock Option Plan (Exh. 10.1, 5/31/06 8-K)

*10.5	(1)	Employee Non-Qualified Stock Option Agreement (Exh. 10.1, 9/30/04 10-Q)

*10.6	(1)	Director Non-Qualified Stock Option Agreement (Exh. 10.2, 9/30/04 10-Q)

*10.6.1	(1)	Form of Non-Qualified Stock Option Agreement for Non-Employee Director stock options that are granted under the 2006 Stock Option Plan (Exh. 10.2, 5/31/06 8-K)

*10.7	(1)	Incentive Compensation Plan (Exh. 10.3, 7/10/09 8-K)

*10.8	(1)	Consulting Agreement between the Registrant and Manuel J. Moroun, dated December 6, 2007 (Exh. 10.10, 2007 10-K)

*10.9	(1)	Form of Stock Option Agreement based on performance schedule and granted under the 2006 Stock Option Plan (Exh. 10.1, 12/03/10 8-K)

*10.10	(1)	Form of Stock Option Agreement granted under the 2006 Stock Option Plan (Exh. 10.2, 12/03/10 8-K)

21.1		Subsidiaries of the Registrant

23.1		Consent of Grant Thornton LLP

31.1		Rule 13a-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a) Certification of Principal Financial Officer

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

(1) Management contract or compensatory plan or arrangement.