Form 10-Q
period 2012-03-31
PAM TRANSPORTATION SERVICES INC
filed 2012-05-08
CIK 798287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2012
Common Stock, $.01 Par Value	8,701,607

P.A.M. TRANSPORTATION SERVICES, INC.
Form 10-Q
For The Quarter Ended March 31, 2012

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) (in thousands, except share and per share data)
	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$265	$180
Accounts receivable-net:
Trade	55,212	48,019
Other	4,397	2,218
Inventories	1,765	1,658
Prepaid expenses and deposits	10,189	10,993
Marketable equity securities	21,059	20,264
Income taxes refundable	204	233
Total current assets	93,091	83,565

Property and equipment:
Land	4,924	4,924
Structures and improvements	14,696	14,206
Revenue equipment	327,486	324,644
Office furniture and equipment	8,372	9,002
Total property and equipment	355,478	352,776
Accumulated depreciation	(155,937)	(159,646)
Net property and equipment	199,541	193,130

Other assets	2,400	2,398

TOTAL ASSETS	$295,032	$279,093

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,831	$23,803
Accrued expenses and other liabilities	20,270	9,670
Current maturities of long-term debt	14,181	17,438
Deferred income taxes-current	2,672	2,277
Total current liabilities	60,954	53,188

Long-term debt-less current portion	59,114	44,135
Deferred income taxes-less current portion	44,708	44,293
Total liabilities	164,776	141,616

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,384,207 and
11,378,207 shares issued; 8,701,607 and 8,695,607 shares outstanding
at March 31, 2012 and December 31, 2011, respectively	114	114
Additional paid-in capital	78,190	78,036
Accumulated other comprehensive income	5,358	4,705
Treasury stock, at cost; 2,682,600 shares	(37,239)	(37,239)
Retained earnings	83,833	91,861
Total shareholders’ equity	130,256	137,477

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$295,032	$279,093

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
OPERATING REVENUES:
Revenue, before fuel surcharge	$75,168	$68,123
Fuel surcharge	20,987	16,903
Total operating revenues	96,155	85,026

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	32,041	28,829
Fuel expense	30,847	31,264
Rents and purchased transportation	6,998	4,884
Depreciation	9,247	8,032
Operating supplies and expenses	9,325	9,155
Operating taxes and licenses	1,240	1,266
Insurance and claims	3,335	3,279
Communications and utilities	590	721
Other	1,410	1,384
Loss on disposition of equipment	36	25
Total operating expenses and costs	95,069	88,839

OPERATING INCOME (LOSS)	1,086	(3,813)

NON-OPERATING INCOME	594	1,126
INTEREST EXPENSE	(561)	(490)

INCOME (LOSS) BEFORE INCOME TAXES	1,119	(3,177)

FEDERAL AND STATE INCOME TAX EXPENSE (BENEFIT):
Current	34	-
Deferred	411	(1,199)
Total federal and state income tax expense (benefit)	445	(1,199)

NET INCOME (LOSS)	$674	$(1,978)

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.08	$(0.21)
Diluted	$0.08	$(0.21)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,696	9,392
Diluted	8,698	9,392

DIVIDENDS DECLARED PER COMMON SHARE	$1.00	$-

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Comprehensive Income (unaudited) (in thousands)

	Three Months Ended
	March 31,
	2012	2011

NET INCOME (LOSS)	$674	$(1,978)

Other comprehensive income (loss), net of tax:

Reclassification adjustment for realized gains on marketable
securities included in net income (1)	(142)	(484)

Changes in fair value of marketable securities (2)	795	646

COMPREHENSIVE INCOME (LOSS)	$1,327	$(1,816)

__________
(1) Net of deferred income taxes of $87 and $295, respectively.
(2) Net of deferred income taxes of $486 and $394, respectively.

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)
	Three Months Ended
	March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$674	$(1,978)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	9,247	8,032
Bad debt expense (recovery)	153	(20)
Stock compensation-net of excess tax benefits	99	116
Provision for (benefit from) deferred income taxes	411	(1,199)
Recognized gain on sale of marketable equity securities	(315)	(780)
Loss on sale or disposal of equipment	36	25
Changes in operating assets and liabilities:
Accounts receivable	(11,241)	(6,326)
Prepaid expenses, inventories, and other assets	695	1,020
Income taxes refundable	29	2,098
Trade accounts payable	2,013	4,287
Accrued expenses and other liabilities	1,726	2,347
Net cash provided by operating activities	3,527	7,622

INVESTING ACTIVITIES:
Purchases of property and equipment	(22,336)	(2,712)
Proceeds from disposition of equipment	4,657	408
Change in restricted cash	1,716	(3)
Sales of marketable equity securities	526	966
Purchases of marketable equity securities, net of return of capital	46	(545)
Net cash used in investing activities	(15,391)	(1,886)

FINANCING ACTIVITIES:
Borrowings under line of credit	104,347	81,924
Repayments under line of credit	(101,729)	(81,924)
Borrowings of long-term debt	18,795	-
Repayments of long-term debt	(9,691)	(3,384)
Borrowings under margin account	734	-
Repayments under margin account	(562)	-
Repurchases of common stock	-	(992)
Exercise of stock options	55	8
Net cash provided by (used in) financing activities	11,949	(4,368)

NET INCREASE IN CASH AND CASH EQUIVALENTS	85	1,368

CASH AND CASH EQUIVALENTS-Beginning of period	180	13,774

CASH AND CASH EQUIVALENTS-End of period	$265	$15,142

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$567	$514
Income taxes	$5	$3

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$2,226	$18
Common stock dividends declared included in accrued expenses and other liabilities	$8,702	$-

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Shareholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

Balance at December 31, 2011	8,696	$114	$78,036	$4,705	$(37,239)	$91,861	$137,477

Net income						674	674

Other comprehensive income, net of tax of $399				653			653

Exercise of stock options-shares issued, including
tax benefits	6		55				55

Dividends on common stock, $1 per share						(8,702)	(8,702)

Share-based compensation			99				99

Balance at March 31, 2012	8,702	$114	$78,190	$5,358	$(37,239)	$83,833	$130,256

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2012

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

NOTE B:  RECENT ACCOUNTING PRONOUNCEMENTS
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity and also required presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued an amendment, Accounting Standards Update 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), which deferred the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. The adoption of amended presentation requirements, which was effective for the company on January 1, 2012, did not have a material effect on the Company’s financial condition or results of operations.

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

Marketable equity securities classified as available-for-sale are carried at fair value, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income in shareholders’ equity. Realized gains and losses, declines in value judged to be other-than-temporary on available-for-sale securities, and increases or decreases in value on trading securities, if any, are included in the determination of net income. A quarterly evaluation is performed in order to judge whether declines in value below cost should be considered temporary and when losses are deemed to be other-than-temporary. Several factors are considered in this evaluation process including the severity and duration of the decline in value, the financial condition and near-term outlook for the specific issuer and the Company’s ability to hold the securities. For each of the quarters ended March 31, 2012 and 2011, the Company determined that an impairment charge was not necessary.

The following table sets forth cost, market value and unrealized gain/(loss) on equity securities classified as available-for-sale and equity securities classified as trading as of March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
	(in thousands)
Available-for-sale securities
Fair market value	$20,900	$20,123
Cost	12,264	12,539
Unrealized gain	$8,636	$7,584

Trading securities
Fair market value	$159	$141
Cost	157	157
Unrealized gain (loss)	$2	$(16)

Total
Fair market value	$21,059	$20,264
Cost	12,421	12,696
Unrealized gain	$8,638	$7,568

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities that are classified as available-for-sale as of March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
	(in thousands)
Available-for-sale securities:
Gross unrealized gains	$8,703	$7,866
Gross unrealized losses	67	(282)
Total unrealized gains (losses)	$8,636	$7,584

As of March 31, 2012 and December 31, 2011, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $5,358,000 and $4,705,000, respectively.

For the quarter ended March 31, 2012, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $836,000, net of deferred income taxes. For the year ended December 31, 2011, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $825,000, net of deferred income taxes.

For the quarter ended March 31, 2012, the Company's marketable securities that are classified as trading had gross recognized gains of approximately $4,000 and gross recognized losses of approximately $2,000. For the quarter ended March 31, 2011, the Company's marketable securities that are classified as trading had gross recognized gains of approximately $16,000 and no gross recognized losses. The following table shows recognized gains (losses) in market value for securities classified as trading during the first three months of 2012 and 2011.

	Three Months Ended
	March 31, 2012	March 31, 2011
	(in thousands)
Trading securities
Recognized (loss) gain at beginning of period	$(16)	$14
Recognized gain at end of period	2	16
Change in net recognized gain	$18	$2

Change in net recognized gain (loss), net of taxes	$11	$1

There were no reclassifications of marketable securities during the first three months of 2012 or 2011.

The following table shows the Company’s realized gains during the first three months of 2012 and 2011 on certain securities which were held as available-for sale. The cost of securities sold is based on the specific identification method and interest and dividends on securities are included in non-operating income.

	Three Months Ended
	March 31, 2012	March 31, 2011
	(in thousands)
Realized gains
Sale proceeds	$526	$966
Cost of securities sold	229	189
Realized gains	$297	$777

Realized gains, net of taxes	$179	$484

The following table shows the Company’s investments’ approximate gross unrealized losses and fair value of those securities in a loss position at March 31, 2012 and December 31, 2011. These investments consist of equity securities. As of March 31, 2012 and December 31, 2011 there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	March 31, 2012		December 31, 2011
	(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities – Available-for-sale	$566	$67	$2,914	$282
Equity securities – Trading	88	2	141	16
Totals	$654	$69	$3,055	$298

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of March 31, 2012, the Company had outstanding borrowings of approximately $173,000 under its margin account which were used for the purchase of marketable equity securities and as a source of short-term liquidity.

NOTE D:  STOCK BASED COMPENSATION
The Company maintains a stock option plan under which incentive stock options and nonqualified stock options may be granted. On March 2, 2006, the Company’s Board of Director’s (the “Board”) adopted, and shareholders later approved, the 2006 Stock Option Plan (the “2006 Plan”). Under the 2006 Plan 750,000 shares are reserved for the issuance of stock options to directors, officers, key employees, and others. The option exercise price under the 2006 Plan is the fair market value of the stock on the date the option is granted. The fair market value is determined by the average of the highest and lowest sales prices for a share of the Company’s common stock, on its primary exchange, on the same date that the option is granted.

Outstanding incentive stock options at March 31, 2012, must be exercised within either five or ten years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at March 31, 2012, must be exercised within either five or ten years from the date of grant.

During the first three months of 2012, options for 14,000 shares were issued under the 2006 Plan at an option exercise price of $11.54 per share, and at March 31, 2012, 526,000 shares were available for granting future options.

The total grant date fair value of options vested during the first three months of 2012 was approximately $82,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first three months of 2012 was approximately $99,000 and includes approximately $82,000 recognized as a result of the annual grant of 2,000 shares to each non-employee director during the first quarter of 2012. The recognition of stock-based compensation expense did not have a recognizable impact on diluted or basic earnings per share reported for the first quarter ending March 31, 2012. As of March 31, 2012, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $255,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $51,000 in additional compensation expense related to unvested option awards during the remainder of 2012 and to recognize approximately $68,000 in additional compensation expense related to unvested option awards during each of the years 2013 through 2014, $63,000 in additional compensation expense related to unvested option awards during 2015, and $5,000 in additional compensation expense related to unvested option awards during 2016.

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

The weighted average grant date fair value of options granted during the first three months of 2012 and 2011 was $5.88 per share and $6.14 per share, respectively.

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton (“BSM”) option-pricing model using the following assumptions:

	Three Months Ended
	March 31,
	2012	2011
Dividend yield	0%	0%
Volatility	64.92%	65.81%
Risk-free rate	0.68%	1.79%
Expected life	4.3 years	4.3 years
Fair value of options	$5.88	$6.14

The Company does not anticipate paying any additional cash dividends in the foreseeable future other than those dividends declared in March 2012 to be paid in April 2012. The estimated volatility is based on the historical volatility of our stock. The risk free rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of the options was calculated based on the historical exercise behavior.

Information related to option activity for the three months ended March 31, 2012 is as follows:

	Shares Under Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding-beginning of year	180,942	$16.50
Granted	14,000	11.54
Exercised	(6,000)	9.04
Cancelled/forfeited/expired	(12,000)	22.92
Outstanding at March 31, 2012	176,942	$15.93	3.8	$29,400

Exercisable at March 31, 2012	132,500	$17.51	2.1	$29,400
___________________________
* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on March 31, 2012, was $11.19.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of March 31, 2012 and the number and weighted average exercise price of options exercisable as of March 31, 2012 are as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$3.84	4,000	1.9	4,000
$11.22	54,442	8.7	10,000
$11.54	12,000	4.9	12,000
$11.75	12,000	3.9	12,000
$14.32	14,000	2.9	14,000
$14.98	14,000	0.9	14,000
$19.88	12,500	0.5	12,500
$23.22	54,000	0.4	54,000
	176,942	3.8	132,500

Cash received from option exercises totaled approximately $55,000 and $8,000 during the three months ended March 31, 2012 and March 31, 2011, respectively. The Company issues new shares upon option exercise.

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

	Three Months Ended March 31,
	2012		2011
	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$68,535	91.2	$64,008	94.0
Brokerage and Logistics Services revenue	6,633	8.8	4,115	6.0
Total revenues	$75,168	100.0	$68,123	100.0

NOTE F:  TREASURY STOCK
The Company accounts for Treasury stock using the cost method and as of March 31, 2012, 2,682,600 shares were held in the treasury at an aggregate cost of approximately $37,239,000. During the three months ending March 31, 2012, the Company did not repurchase any shares of its common stock.

NOTE G:  EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by adjusting the weighted average number of shares of common stock outstanding by common stock equivalents attributable to dilutive stock options. The computation of diluted earnings (loss) per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings (loss) per share. The computations of basic and diluted earnings (loss) per share were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands, except per share data)

Net income (loss)	$674	$(1,978)

Basic weighted average common shares outstanding	8,696	9,392
Dilutive effect of common stock equivalents	2	-
Diluted weighted average common shares outstanding	8,698	9,392

Basic earnings (loss) per share	$0.08	$(0.21)
Diluted earnings (loss) per share	$0.08	$(0.21)

Options to purchase 172,942 and 265,500 shares of common stock were outstanding at March 31, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because to do so would have an anti-dilutive effect.

NOTE H:  INCOME TAXES
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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of March 31, 2012, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the three months ended March 31, 2012, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

NOTE I:  FAIR VALUE OF FINANCIAL INSTRUMENTS
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

At March 31, 2012, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$21,059	$21,059	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at March 31, 2012 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$61,349	$61,474

The Company has not elected the fair value option for any of its financial instruments.

NOTE J:  NOTES PAYABLE AND LONG-TERM DEBT
During the first three months of 2012, the Company’s subsidiaries entered into installment obligations totaling approximately $18.8 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments ranging from 36 to 60 months at a weighted average interest rate of 3.04%.

NOTE K:  SUBSEQUENT EVENTS
Subsequent events have been evaluated for recognition and disclosure through the date these financial statements were filed with the Securities and Exchange Commission.

NOTE L:  DIVIDENDS

On March 20, 2012, the Board declared a special one-time cash dividend of $1.00 per common share. This dividend is to be paid in cash on April 9, 2012 to shareholders of record at the close of business on March 30, 2012. The Company currently intends to retain future earnings to finance the growth, development and expansion of its business and does not anticipate paying cash dividends in the future. Any future determination to pay dividends will be at the discretion of the Board and will depend on its financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board deems relevant.

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

CRITICAL ACCOUNTING POLICIES
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the fiscal year ended December 31, 2011.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 91.2% and 94.0% of total revenues, excluding fuel surcharges for the three months ended March 31, 2012 and 2011, respectively. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended March 31, 2012 and 2011, approximately $21.0 million and $16.9 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES
The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Three Months Ended
	March 31,
	2012	2011
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	46.6	44.9
Fuel expense, net of fuel surcharge	14.4	22.5
Rent and purchased transportation	1.0	1.6
Depreciation	13.5	12.5
Operating supplies and expenses	13.6	14.3
Operating taxes and licenses	1.8	2.0
Insurance and claims	4.9	5.1
Communications and utilities	0.9	1.1
Other	2.0	2.1
Total operating expenses	98.7	106.1
Operating income (loss)	1.3	(6.1)
Non-operating income	0.9	1.7
Interest expense	(0.8)	(0.7)
Income (loss) before income taxes	1.4	(5.1)

THREE MONTHS ENDED MARCH 31, 2012 VS. THREE MONTHS ENDED MARCH 31, 2011

During the first quarter of 2012, truckload services revenue, before fuel surcharges, increased 7.1% to $68.5 million as compared to $64.0 million during the first quarter of 2011. The increase was primarily due to an increase in the average rate charged to customers for our truckload services and to an increase in the average number of miles traveled per truck each work day. The average rate charged per total mile during the first quarter of 2012 increased $0.03 as compared to an average rate charged during the first quarter of 2011. The average number of miles traveled per truck each work day increased from 432 miles during the first quarter of 2011 to 453 miles during the first quarter of 2012. The comparative increase resulted from an increase in equipment utilization as older trucks, which generally have a higher probability for mechanical problems which could disrupt in-route service, continue to be replaced with newer trucks which generally have fewer mechanical problems while in-route.

Salaries, wages and benefits increased from 44.9% of revenues, before fuel surcharges, in the first quarter of 2011 to 46.6% of revenues, before fuel surcharges, during the first quarter of 2012. The increase relates primarily to an increase in driver lease expense, which is a component of salaries, wages and benefits, as the average number of owner operators under contract increased from 31 during the first quarter of 2011 to 95 during the first quarter of 2012.

Fuel expense, net of fuel surcharge, decreased from 22.5% of revenues, before fuel surcharges, during the first quarter of 2011 to 14.4% of revenues, before fuel surcharges, during the first quarter of 2012. The decrease was primarily related to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel and to an increase in the average miles-per-gallon (“mpg”) experienced. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased from $1.57 during the first quarter of 2011 to $1.17 during the first quarter of 2012 as a result of higher fuel surcharge collections. Fuel surcharge collections vary from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices. The average mpg experienced increased during the first quarter of 2012 as compared to the mpg experienced during the first quarter of 2011 as a result of replacing older trucks with newer trucks which are more fuel efficient. The Company has also implemented driver bonus programs which are tied directly to fuel efficiency.

Depreciation increased from 12.5% of revenues, before fuel surcharges, during the first quarter of 2011 to 13.5% of revenues, before fuel surcharges, during the first quarter of 2012. The increase relates primarily to purchases of new trucks made since the first quarter of 2011 which replaced older trucks within the fleet. These new truck replacements have a significantly higher purchase price than those trucks that are being replaced and are being depreciated over a shorter period of time as the Company accelerates its truck replacement cycle from every five years to a replacement cycle of every three years. This reduction in replacement cycle, combined with a higher purchase price, results in higher depreciation expense over a shorter period of time. The decrease in the truck replacement cycle time is intended to reduce long-term maintenance costs as well as increase fleet efficiency by reducing maintenance down-time.

Rent and purchased transportation decreased from 1.6% of revenues, before fuel surcharges, during the first quarter of 2011 to 1.0% of revenues, before fuel surcharges, during the first quarter of 2012. The decrease relates primarily to a decrease in amounts paid for third-party equipment rentals and to third-party transportation service providers.

Operating supplies and expenses decreased from 14.3% of revenues, before fuel surcharges, during the first quarter of 2011 to 13.6% of revenues, before fuel surcharges, during the first quarter of 2012. The decrease, as a percentage of revenues, relates to the interaction of expenses with fixed-cost characteristics, such as routine equipment maintenance costs, drop lot rentals, and new tire amortization with an increase in revenues for the periods compared. On a dollar basis, operating supplies and expenses increased from $9.2 million during the first quarter of 2011 to $9.3 million during the first quarter of 2012. The dollar-based increase relates primarily to an increase in amounts paid for tolls for the periods compared and to amounts paid for driver training schools for the periods compared as competition for qualified drivers continues to increase as increased regulations have forced some drivers to exit the profession. Partially offsetting the dollar-based increase was a decrease in equipment repair costs as the Company continues to replace older trucks with new trucks.

Operating taxes and licenses decreased from 2.0% of revenues, before fuel surcharges, during the first quarter of 2011 to 1.8% of revenues, before fuel surcharges, during the first quarter of 2012. The decrease, as a percentage of revenues, relates to the interaction of expenses with fixed-cost characteristics, such as registration fees, with an increase in revenues for the periods compared.

Insurance and claims decreased from 5.1% of revenues, before fuel surcharges, during the first quarter of 2011 to 4.9% of revenues, before fuel surcharges, during the first quarter of 2012. The decrease, as a percentage of revenues, relates to the interaction of insurance premiums, based on a factor other than revenues, with increased revenues. Insurance premiums based on a mileage basis, such as auto liability premiums, and on a value basis, such as physical damage premiums, decreased as a percentage of revenues as a result of higher revenues for the periods compared. On a dollar basis, insurance and claims expense remained at $3.3 million for each of the periods compared.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 106.1% for the first quarter 2011 to 98.7% for the first quarter of 2012.

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

	Three Months Ended
	March 31,
	2012	2011
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	1.4	3.1
Rent and purchased transportation	95.5	93.8
Communications and utilities	0.1	0.3
Other	0.3	0.4
Total operating expenses	97.3	97.6
Operating income	2.7	2.4
Non-operating income	0.2	0.4
Interest expense	(0.2)	(0.2)
Income before income taxes	2.7	2.6

THREE MONTHS ENDED MARCH 31, 2012 VS. THREE MONTHS ENDED MARCH 31, 2011

During the first quarter of 2012, logistics and brokerage services revenue, before fuel surcharges, increased 61.2% to $6.6 million as compared to $4.1 million during the first quarter of 2011. The increase relates to an increase in the number of loads brokered during the first quarter of 2012 as compared to the first quarter of 2011.

Rent and purchased transportation increased from 93.8% of revenues, before fuel surcharges, during the first quarter of 2011 to 95.5% of revenues, before fuel surcharges during the first quarter of 2012. The increase relates to an increase in amounts charged by third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 97.6% for the first quarter of 2011 to 97.3% for the first quarter of 2012.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED MARCH 31, 2012 VS. THREE MONTHS ENDED MARCH 31, 2011

Net income for all divisions was approximately $0.7 million, or 0.9% of revenues, before fuel surcharge for the first quarter of 2012 as compared to net loss of $2.0 million or 2.9% of revenues, before fuel surcharge for the first quarter of 2011. The increase in income resulted in diluted earnings per share of $0.08 for the first quarter of 2012 as compared to diluted loss per share of $0.21 for the first quarter of 2011.

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

During the first three months of 2012, we generated $3.5 million in cash from operating activities. Investing activities used $15.4 million in cash in the first three months of 2012. Financing activities provided $11.9 million in cash in the first three months of 2012.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first three months of 2012, we utilized cash on hand, installment notes, and our lines of credit to finance revenue equipment purchases of approximately $21.4 million.

Occasionally, we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 60 months. During the first three months of 2012, the Company’s subsidiary, P.A.M. Transport, Inc. entered into installment obligations totaling approximately $18.8 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments ranging from 36 months to 60 months and at interest rates ranging from 2.78% to 3.35%.

During the remainder of 2012, we expect to purchase 440 new trucks and 550 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $48.3 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying additional cash dividends in the foreseeable future other than those dividends declared in March 2012 to be paid in April 2012.

During the first three months of 2012 we maintained a $30.0 million revolving line of credit. Amounts outstanding under the line of credit bear interest at LIBOR (determined as of the first day of each month) plus 1.95% (2.19% at March 31, 2012), are secured by our accounts receivable and mature on May 31, 2012; however, the Company has the intent and ability to extend the terms of this line of credit for an additional one year period until May 31, 2013. At March 31, 2012 outstanding advances on the line of credit were approximately $13.1 million, including letters of credit totaling $1.2 million, with availability to borrow $16.9 million.

Trade accounts receivable increased from $48.0 million at December 31, 2011 to $55.2 million at March 31, 2012. The increase relates to a general increase in revenue, which flows through the accounts receivable account, during the first quarter of 2012 as compared to the last quarter of 2011.

Accounts receivable-other increased from $2.2 million at December 31, 2011 to $4.4 million at March 31, 2012. The increase relates primarily to an increase in amounts receivable from the Company’s third-party qualified intermediary. The Company contracts with a third-party qualified intermediary in order to accomplish like-kind exchanges related to its revenue equipment. Under the program, dispositions of eligible trucks or trailers and acquisitions of replacement trucks or trailers are made in a form whereby any associated tax gains related to the disposal are deferred. To qualify for like-kind exchange treatment, we exchange, through our qualified intermediary, eligible trucks or trailers being disposed with trucks or trailers being acquired. Amounts held by the Company’s third-party qualified intermediary are dependent on the timing and extent of the Company’s revenue equipment sales and/or purchase activities which can fluctuate significantly from period-to-period.

Revenue equipment, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units, increased from $324.6 million at December 31, 2011 to $327.5 million at March 31, 2012. The increase relates to the purchase of new trucks at a higher purchase price than that of the older trucks which they are replacing. Also contributing to the increase was the purchase of new trailers during the first three months of 2012 without corresponding trailer retirements as the Company intends to increase its trailer fleet size.

Accrued expenses and other liabilities increased from $9.7 million at December 31, 2011 to $20.3 million at March 31, 2012. The increase was primarily related to the accrual of an $8.7 million cash dividend payable which was declared on the Company’s common stock during March 2012 but not paid until April 2012. Also contributing to the increase was an increase in amounts accrued at the end of the period for employee wages and benefits which can vary significantly throughout the year depending on many factors, including the timing of the actual date employees are paid in relation to the last day of the reporting period.

Current maturities of long term-debt and long-term debt fluctuations are reviewed on an aggregate basis as the classification of amounts in each category are typically affected merely by the passage of time. Current maturities of long-term debt and long-term debt, on an aggregate basis, increased from $61.6 million at December 31, 2011 to $73.3 million at March 31, 2012. The increase was related to additional borrowings made during the first three months of 2012 net of the principal portion of scheduled installment note payments made during the first three months of 2012.

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

Equity Price Risk
We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities increased to $21.1 million at March 31, 2012 from $20.3 million at December 31, 2011. The increase during the first three months of 2012 includes sales of $0.2 million and an increase in the fair market value of $1.0 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $2.1 million. For additional information with respect to the marketable equity securities, see Note C to our condensed consolidated financial statements.

Interest Rate Risk
Our line of credit bears interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are affected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $12.0 million of variable rate debt was outstanding, a hypothetical 100 basis point increase in LIBOR for a one year period would result in approximately $120,000 of additional interest expense.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: May 8, 2012	By: /s/ Daniel H. Cushman
Daniel H. Cushman
President and Chief Executive Officer
(principal executive officer)

Dated: May 8, 2012	By: /s/ Lance K. Stewart
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