Form 10-Q
period 2012-06-30
PAM TRANSPORTATION SERVICES INC
filed 2012-08-09
CIK 798287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 27, 2012
Common Stock, $.01 Par Value	8,701,607

P.A.M. TRANSPORTATION SERVICES, INC.
Form 10-Q
For The Quarter Ended June 30, 2012

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) (in thousands, except share and per share data)
	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$3,883	$180
Accounts receivable-net:
Trade	51,510	48,019
Other	3,571	2,218
Inventories	1,732	1,658
Prepaid expenses and deposits	8,304	10,993
Marketable equity securities	19,075	20,264
Income taxes refundable	304	233
Total current assets	88,379	83,565

Property and equipment:
Land	4,924	4,924
Structures and improvements	15,287	14,206
Revenue equipment	315,801	324,644
Office furniture and equipment	8,771	9,002
Total property and equipment	344,783	352,776
Accumulated depreciation	(137,894)	(159,646)
Net property and equipment	206,889	193,130

Other assets	2,396	2,398

TOTAL ASSETS	$297,664	$279,093

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,169	$23,803
Accrued expenses and other liabilities	17,974	9,670
Current maturities of long-term debt	23,046	17,438
Deferred income taxes-current	2,276	2,277
Total current liabilities	70,465	53,188

Long-term debt-less current portion	51,217	44,135
Deferred income taxes-less current portion	45,283	44,293
Total liabilities	166,965	141,616

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,384,207 and
11,378,207 shares issued; 8,701,607 and 8,695,607 shares outstanding
at June 30, 2012 and December 31, 2011, respectively	114	114
Additional paid-in capital	78,345	78,036
Accumulated other comprehensive income	4,711	4,705
Treasury stock, at cost; 2,682,600 shares	(37,239)	(37,239)
Retained earnings	84,768	91,861
Total shareholders’ equity	130,699	137,477

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$297,664	$279,093

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
OPERATING REVENUES:
Revenue, before fuel surcharge	$73,700	$74,480	$148,868	$142,604
Fuel surcharge	20,456	21,410	41,443	38,313
Total operating revenues	94,156	95,890	190,311	180,917

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	33,764	29,386	65,805	58,215
Fuel expense	27,389	34,137	58,235	65,401
Rent and purchased transportation	6,326	5,927	13,324	10,811
Depreciation	9,307	8,642	18,554	16,674
Operating supplies and expenses	10,118	9,329	19,443	18,484
Operating taxes and licenses	1,240	1,257	2,479	2,524
Insurance and claims	3,260	3,433	6,595	6,713
Communications and utilities	537	629	1,127	1,350
Other	1,223	1,549	2,633	2,932
(Gain) loss on disposition of equipment	(280)	2	(243)	27
Total operating expenses and costs	92,884	94,291	187,952	183,131

OPERATING INCOME (LOSS)	1,272	1,599	2,359	(2,214)

NON-OPERATING INCOME	895	26	1,489	1,152
INTEREST EXPENSE	(605)	(491)	(1,167)	(981)

INCOME (LOSS) BEFORE INCOME TAXES	1,562	1,134	2,681	(2,043)

FEDERAL AND STATE INCOME TAX EXPENSE (BENEFIT):
Current	52	-	86	-
Deferred	575	441	986	(757)
Total federal and state income tax expense (benefit)	627	441	1,072	(757)

NET INCOME (LOSS)	$935	$693	$1,609	$(1,286)

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.11	$0.08	$0.18	$(0.14)
Diluted	$0.11	$0.08	$0.18	$(0.14)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,702	9,098	8,699	9,245
Diluted	8,703	9,102	8,701	9,245

DIVIDENDS DECLARED PER COMMON SHARE	$-	$-	$1.00	$-

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Comprehensive Income (unaudited) (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

NET INCOME (LOSS)	$935	$693	$1,609	$(1,286)

Other comprehensive income (loss), net of tax:

Reclassification adjustment for realized gains on marketable
securities included in net income (1)	(292)	-	(434)	(484)

Reclassification adjustment for unrealized losses on marketable
securities included in net income, net of income taxes (2)	27	122	27	122

Changes in fair value of marketable securities (3)	(381)	(46)	413	600

COMPREHENSIVE INCOME (LOSS)	$289	$769	$1,615	$(1,048)

__________
(1) Net of deferred income taxes of $178, $0, $265 and $295, respectively.
(2) Net of deferred income taxes of $17, $74, $17, and $74, respectively.
(3) Net of deferred income taxes of $201, $14, $285 and $408, respectively.

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Six Months Ended
	June 30,
	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$1,609	$(1,286)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	18,554	16,674
Bad debt expense	2	84
Stock compensation-net of excess tax benefits	254	135
Provision for (benefit from) deferred income taxes	986	(757)
Reclassification of unrealized loss on marketable equity securities	44	193
Recognized gain on sale of marketable equity securities	(1,043)	(759)
(Gain) loss on sale or disposal of equipment	(243)	27
Changes in operating assets and liabilities:
Accounts receivable	(5,617)	(7,550)
Prepaid expenses, deposits, inventories, and other assets	2,617	2,358
Income taxes (payable) refundable	(71)	2,050
Trade accounts payable	3,346	4,631
Accrued expenses and other liabilities	1,923	2,065
Net cash provided by operating activities	22,361	17,865

INVESTING ACTIVITIES:
Purchases of property and equipment	(42,986)	(16,138)
Proceeds from disposition of equipment	10,936	1,517
Change in restricted cash	771	(647)
Sales of marketable equity securities	2,152	966
Purchases of marketable equity securities, net of return of capital	45	(524)
Net cash used in investing activities	(29,082)	(14,826)

FINANCING ACTIVITIES:
Borrowings under line of credit	209,827	188,135
Repayments under line of credit	(219,156)	(188,135)
Borrowings of long-term debt	35,498	70
Repayments of long-term debt	(13,479)	(6,808)
Borrowings under margin account	8,773	-
Repayments under margin account	(2,392)	-
Repurchases of common stock	-	(5,301)
Dividends paid	(8,702)	-
Exercise of stock options	55	15
Net cash provided by (used in) financing activities	10,424	(12,024)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,703	(8,985)

CASH AND CASH EQUIVALENTS-Beginning of period	180	13,774

CASH AND CASH EQUIVALENTS-End of period	$3,883	$4,789

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$1,190	$996
Income taxes	$158	$53

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$4,231	$3,197

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Shareholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

Balance at December 31, 2011	8,696	$114	$78,036	$4,705	$(37,239)	$91,861	$137,477

Net income						1,609	1,609

Other comprehensive income, net of tax of $3				6			6

Exercise of stock options-shares issued, including
tax benefits	6		55				55

Dividends on common stock, $1 per share						(8,702)	(8,702)

Share-based compensation			254				254

Balance at June 30, 2012	8,702	$114	$78,345	$4,711	$(37,239)	$84,768	$130,699

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2012

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six-month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

For the quarter ended June 30, 2012, the evaluation resulted in an impairment charge of approximately $44,000 in the Company’s non-operating income in its statement of operations. For the quarter ended June 30, 2011, the evaluation resulted in an impairment charge of approximately $193,000 in the Company’s non-operating income in its statement of operations.

For the six-month period ended June 30, 2012, the evaluation resulted in an impairment charge of approximately $44,000 in the Company’s non-operating income in its statement of operations. For the six-month period ended June 30, 2011, the evaluation resulted in an impairment charge of approximately $193,000 in the Company’s non-operating income in its statement of operations.

The following table sets forth cost, market value and unrealized gain/(loss) on equity securities classified as available-for-sale and equity securities classified as trading as of June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
	(in thousands)
Available-for-sale securities
Fair market value	$18,931	$20,123
Cost	11,337	12,539
Unrealized gain	$7,594	$7,584

Trading securities
Fair market value	$144	$141
Cost	157	157
Unrealized loss	$(13)	$(16)

Total
Fair market value	$19,075	$20,264
Cost	11,494	12,696
Unrealized gain	$7,581	$7,568

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities that are classified as available-for-sale as of June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
	(in thousands)
Available-for-sale securities:
Gross unrealized gains	$7,807	$7,866
Gross unrealized losses	(213)	(282)
Total unrealized gains	$7,594	$7,584

As of June 30, 2012 and December 31, 2011, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $4,711,000 and $4,705,000, respectively.

For the six months ended June 30, 2012, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $678,000, net of deferred income taxes. For the year ended December 31, 2011, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $825,000, net of deferred income taxes.

As of June 30, 2012, the Company's marketable securities that are classified as trading had gross recognized losses of approximately $13,000 and no gross recognized gains. As of June 30, 2011, the Company's marketable securities that are classified as trading had gross recognized losses of approximately $4,000 and no gross recognized gains. The following table shows recognized gains (losses) in market value for securities classified as trading for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Trading securities
Recognized gain (loss) at beginning of period	$2	$16	$(16)	$14
Recognized loss at end of period	(13)	(4)	(13)	(4)
Net recognized (loss) gain for the period	$(15)	$(20)	$3	$(18)

Net recognized (loss) gain for the period, net of taxes	$(9)	$(12)	$2	$(11)

There were no reclassifications of marketable securities during the first six months of 2012 or 2011.

The following table shows the Company’s realized gains for the periods indicated on certain securities which were held as available-for sale. The cost of securities sold is based on the specific identification method and interest and dividends on securities are included in non-operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Realized gains
Sale proceeds	$1,625	$-	$2,151	$966
Cost of securities sold	882	-	1,111	189
Realized gains	$743	$-	$1,040	$777

Realized gains, net of taxes	$445	$-	$624	$489

The following table shows the Company’s investments’ approximate gross unrealized losses and fair value of those securities in a loss position at June 30, 2012 and December 31, 2011. These investments consist of equity securities. As of June 30, 2012 and December 31, 2011 there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	June 30, 2012		December 31, 2011
	(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities – Available-for-sale	$2,339	$214	$2,914	$282
Equity securities – Trading	80	13	141	16
Totals	$2,419	$227	$3,055	$298

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of June 30, 2012, the Company had outstanding borrowings of approximately $6,381,000 under its margin account which were used for the purchase of marketable equity securities and as a source of short-term liquidity. The Company had no borrowings under its margin account as of December 31, 2011.

NOTE D:  STOCK BASED COMPENSATION
The Company maintains a stock option plan under which incentive stock options and nonqualified stock options may be granted. On March 2, 2006, the Company’s Board of Directors (the “Board”) adopted, and shareholders later approved, the 2006 Stock Option Plan (the “2006 Plan”). Under the 2006 Plan 750,000 shares are reserved for the issuance of stock options to directors, officers, key employees, and others. The option exercise price under the 2006 Plan is the fair market value of the stock on the date the option is granted. The fair market value is determined by the average of the highest and lowest sales prices for a share of the Company’s common stock, on its primary exchange, on the same date that the option is granted.

Outstanding incentive stock options at June 30, 2012, must be exercised within either five or ten years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at June 30, 2012, must be exercised within either five or ten years from the date of grant.

During the first six months of 2012, options for 14,000 shares and 125,000 shares were issued under the 2006 Plan at a per-share option exercise price of $11.54 and $10.90, respectively. As of June 30, 2012, 401,000 shares were available for granting future options.

The total grant date fair value of options vested during the first six months of 2012 was approximately $199,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the second quarter of 2012 was approximately $155,000 and includes approximately $116,000 recognized as a result of the additional grant of 3,000 shares to each non-employee director during the second quarter of 2012. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first six months of 2012 was approximately $254,000 and includes approximately $199,000 recognized as a result of the increased annual grant of 5,000 shares to each non-employee director during the first six months of 2012. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 during the second quarter ending June 30, 2012 and by approximately $0.02 during the first six months ending June 30, 2012. As of June 30, 2012, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $846,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $97,000 in additional compensation expense related to unvested option awards during the remainder of 2012 and to recognize approximately $195,000 in additional compensation expense related to unvested option awards during each of the years 2013 through 2014, $189,000 in additional compensation expense related to unvested option awards during 2015, $128,000 in additional compensation expense related to unvested option awards during 2016 and $42,000 in additional compensation expense related to unvested option awards during 2017.

The total grant date fair value of options vested during the first six months of 2011 was approximately $98,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the second quarter of 2011 was approximately $18,000.Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first six months of 2011 was approximately $135,000 and included approximately $98,000 recognized as a result of the annual grant of 2,000 shares to each non-employee director during the first quarter of 2011. The recognition of stock-based compensation expense did not have a recognizable impact on diluted or basic earnings per share reported for the second quarter ending June 30, 2011 but did increase diluted and basic loss per common share by approximately $0.01 during the six months ending June 30, 2011. As of June 30, 2011, the Company had stock-based compensation plans with total unvested stock-based compensation expense, excluding stock-based compensation related to the performance-based variable nonqualified stock option grant, of approximately $280,000 which was being amortized on a straight-line basis over the remaining vesting period. Stock-based compensation expense recognized during the first six months of 2011 related to the grant of performance-based variable nonqualified stock options was approximately $5,000 and was based on estimated performance criteria for 2011.

The weighted average grant date fair value of options granted during the first six months of 2012 and 2011 was $5.96 per share and $6.14 per share, respectively.

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton (“BSM”) option-pricing model using the following assumptions:

	Six Months Ended
	June 30,
	2012	2011
Dividend yield	0%	0%
Volatility	57.88% - 65.89%	65.81%
Risk-free rate	0.64% - 1.09%	1.79%
Expected life	4.2 years - 6.5 years	4.3 years
Fair value of options	$5.54 - $6.06	$6.14

The Company does not anticipate paying any additional cash dividends in the foreseeable future other than those dividends paid in April 2012. The estimated volatility is based on the historical volatility of our stock. The risk free rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of the options was calculated based on the historical exercise behavior.

Information related to option activity for the six months ended June 30, 2012 is as follows:

	Shares Under Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding-beginning of year	180,942	$16.50
Granted	139,000	10.96
Exercised	(6,000)	9.04
Cancelled/forfeited/expired	(12,000)	22.92
Outstanding at June 30, 2012	301,942	$13.85	5.8	$23,240

Exercisable at June 30, 2012	153,500	$16.60	2.3	$23,240
___________________________
* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on June 30, 2012, was $9.65.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of June 30, 2012 and the number and weighted average exercise price of options exercisable as of June 30, 2012 are as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$3.84	4,000	1.7	4,000
$10.90	21,000	4.9	21,000
$10.90	104,000	9.9	-
$11.22	54,442	8.4	10,000
$11.54	12,000	4.7	12,000
$11.75	12,000	3.7	12,000
$14.32	14,000	2.7	14,000
$14.98	14,000	0.7	14,000
$19.88	12,500	0.2	12,500
$23.22	54,000	0.2	54,000
	301,942	5.8	153,500

Cash received from option exercises totaled approximately $55,000 and $15,000 during the six months ended June 30, 2012 and June 30, 2011, respectively. The Company issues new shares upon option exercise.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$67,613	91.7	$69,444	93.2	$136,148	91.5	$133,453	93.6
Brokerage and Logistics Services revenue	6,087	8.3	5,036	6.8	12,720	8.5	9,151	6.4
Total revenues	$73,700	100.0	$74,480	100.0	$148,868	100.0	$142,604	100.0

NOTE F:  TREASURY STOCK
The Company accounts for Treasury stock using the cost method and as of June 30, 2012, 2,682,600 shares were held in the treasury at an aggregate cost of approximately $37,239,000. During the six months ending June 30, 2012, the Company did not repurchase any shares of its common stock.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)

Net income (loss)	$935	$693	$1,609	$(1,286)

Basic weighted average common shares outstanding	8,702	9,098	8,699	9,245
Dilutive effect of common stock equivalents	1	4	2	-
Diluted weighted average common shares outstanding	8,703	9,102	8,701	9,245

Basic earnings (loss) per share	$0.11	$0.08	$0.18	$(0.14)
Diluted earnings (loss) per share	$0.11	$0.08	$0.18	$(0.14)

Options to purchase 297,942 and 249,500 shares of common stock were outstanding at June 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because to do so would have an anti-dilutive effect.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of June 30, 2012, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the three and six months ended June 30, 2012 and 2011, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

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

At June 30, 2012, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$19,075	$19,075	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at June 30, 2012 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$74,263	$74,274

The Company has not elected the fair value option for any of its financial instruments.

NOTE J:  NOTES PAYABLE AND LONG-TERM DEBT
During the first six months of 2012, the Company’s subsidiaries entered into installment obligations totaling approximately $35.5 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments ranging from 36 to 60 months at a weighted average interest rate of 2.91%.

NOTE K:  SUBSEQUENT EVENTS
Subsequent events have been evaluated for recognition and disclosure through the date these financial statements were filed with the Securities and Exchange Commission.

NOTE L:  DIVIDENDS

On March 20, 2012, the Board declared a special one-time cash dividend of $1.00 per common share. This dividend was paid in cash on April 9, 2012 to shareholders of record at the close of business on March 30, 2012. The Company currently intends to retain future earnings to finance the growth, development and expansion of its business and does not anticipate paying cash dividends in the future. Any future determination to pay dividends will be at the discretion of the Board and will depend on its financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board deems relevant.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. For the three and six month periods ended June 30, 2012, truckload services revenues, excluding fuel surcharges, represented 91.7% and 91.5%, respectively, of total revenues, excluding fuel surcharges, with remaining revenues, excluding fuel surcharges, being generated from brokerage and logistics services. For the three and six month periods ended June 30, 2011, truckload services revenues, excluding fuel surcharges, represented 93.2% and 93.6%, respectively, of total revenues, excluding fuel surcharges, with remaining revenues, excluding fuel surcharges, being generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three and six months ending June 30, 2012, approximately $20.5 million and $41.4 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the three and six months ending June 30, 2011 approximately $21.4 million and $38.3 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES
The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	49.8	42.2	48.2	43.5
Fuel expense, net of fuel surcharge	10.2	18.3	12.3	20.3
Rent and purchased transportation	0.8	1.6	0.9	1.6
Depreciation	13.8	12.4	13.6	12.4
Operating supplies and expenses	15.0	13.4	14.3	13.9
Operating taxes and licenses	1.8	1.8	1.9	1.9
Insurance and claims	4.8	5.0	4.8	5.0
Communications and utilities	0.8	0.9	0.8	1.0
Other	1.8	2.2	1.9	2.2
Gain on sale or disposal of property	(0.4)	-	(0.2)	-
Total operating expenses	98.4	97.8	98.5	101.8
Operating income (loss)	1.6	2.2	1.5	(1.8)
Non-operating income	1.3	0.0	1.1	0.8
Interest expense	(0.9)	(0.7)	(0.9)	(0.7)
Income (loss) before income taxes	2.0	1.5	1.7	(1.7)

THREE MONTHS ENDED JUNE 30, 2012 VS. THREE MONTHS ENDED JUNE 30, 2011

During the second quarter of 2012, truckload services revenue, before fuel surcharges, decreased 2.6% to $67.6 million as compared to $69.4 million during the second quarter of 2011. The decrease was primarily due to a decrease in the average rate charged to customers for our truckload services and to a decrease in the number of miles traveled as the average number of trucks utilized in operations decreased. The average rate charged per total mile during the second quarter of 2012 decreased by $0.02 as compared to the average rate charged during the second quarter of 2011. The average number of trucks utilized in operations decreased from 1,769 trucks during the second quarter of 2011 to 1,739 trucks during the second quarter of 2012. Partially offsetting these decreases was an increase in equipment utilization as the average number of miles traveled each work day increased from 454 miles per truck during the second quarter of 2011 to 457 miles per truck during the second quarter of 2012.

Salaries, wages and benefits increased from 42.2% of revenues, before fuel surcharges, in the second quarter of 2011 to 49.8% of revenues, before fuel surcharges, during the second quarter of 2012. The increase relates primarily to an increase in driver lease expense, which is a component of salaries, wages and benefits, as the average number of owner operators under contract increased from 43 during the second quarter of 2011 to 122 during the second quarter of 2012. The increase in costs in this category, as they relate to the increase in the number owner operator drivers,  are partially offset by a decrease in other cost categories, such as repairs and fuel, which are generally borne by the owner operator. Also contributing to the increase was an increase in costs associated with employee benefits, such as group health insurance and workers compensation, during the second quarter of 2012 as compared to the second quarter of 2011.

Fuel expense, net of fuel surcharge, decreased from 18.3% of revenues, before fuel surcharges, during the second quarter of 2011 to 10.2% of revenues, before fuel surcharges, during the second quarter of 2012. The decrease was primarily related to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel and to an increase in the average miles-per-gallon (“mpg”) experienced. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased from $1.40 during the second quarter of 2011 to $0.88 during the second quarter of 2012 as a result of a decrease in the national average price of a gallon of diesel fuel for the periods compared as well as more favorable fuel surcharge arrangements made with customers since the second quarter of 2011. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices. The average mpg experienced increased during the second quarter of 2012 as compared to the mpg experienced during the second quarter of 2011 as a result of replacing older trucks with newer trucks, which are more fuel efficient. The Company has also implemented driver bonus programs which are tied directly to fuel efficiency.

Rent and purchased transportation decreased from 1.6% of revenues, before fuel surcharges, during the second quarter of 2011 to 0.8% of revenues, before fuel surcharges, during the second quarter of 2012. The decrease relates primarily to a decrease in amounts paid for third-party equipment rentals and to third-party transportation service providers.

Depreciation increased from 12.4% of revenues, before fuel surcharges, during the second quarter of 2011 to 13.8% of revenues, before fuel surcharges, during the second quarter of 2012. The increase relates primarily to purchases of new trucks made since the second quarter of 2011 which replaced older trucks within the fleet. These new truck replacements have a significantly higher purchase price than those trucks that are being replaced and are also being depreciated over a shorter period of time as the Company accelerates its truck replacement cycle from every five years to a replacement cycle of every three years. This reduction in replacement cycle, combined with a higher purchase price, results in higher depreciation expense over a shorter period of time. The decrease in the truck replacement cycle time is intended to reduce fuel costs, improve driver and customer satisfaction, and to reduce long-term maintenance costs as well as increase fleet efficiency by reducing maintenance down-time.

Operating supplies and expenses increased from 13.4% of revenues, before fuel surcharges, during the second quarter of 2011 to 15.0% of revenues, before fuel surcharges, during the second quarter of 2012. The increase relates primarily to an increase in amounts paid for tolls and driver training schools during the second quarter of 2012 as compared to amounts paid during the second quarter of 2011. The increase in driver training and recruiting costs are a result of heightened competition for qualified drivers as industry demand has increased and increased regulations have forced some drivers to exit the profession.

Insurance and claims decreased from 5.0% of revenues, before fuel surcharges, during the second quarter of 2011 to 4.8% of revenues, before fuel surcharges, during the second quarter of 2012. The decrease relates primarily to a decrease in auto liability claims expenses incurred during the second quarter of 2012 as compared to the second quarter of 2011.

Other expenses decreased from 2.2% of revenues, before fuel surcharges, during the second quarter of 2011 to 1.8% of revenues, before fuel surcharges, during the second quarter of 2012. The decrease relates primarily to a decrease in amounts expensed for uncollectible revenue and for other supplies and expenses.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 97.8% for the second quarter 2011 to 98.4% for the second quarter of 2012.

SIX MONTHS ENDED JUNE 30, 2012 VS. SIX MONTHS ENDED JUNE 30, 2011

For the first six months ended June 30, 2012, truckload services revenue, before fuel surcharges, increased 2.0% to $136.1 million as compared to $133.5 million for the first six months ended June 30, 2011. The increase was primarily due to an increase in equipment utilization as the average number of miles traveled each work day increased from 443 miles per truck during the first six months of 2011 to 455 miles per truck during the first six months of 2012.

Salaries, wages and benefits increased from 43.5% of revenues, before fuel surcharges, in the first six months of 2011 to 48.2% of revenues, before fuel surcharges, during the first six months of 2012. The increase relates primarily to an increase in driver lease expense, which is a component of salaries, wages and benefits, as the average number of owner-operators under contract increased from 37 during the first six months of 2011 to 109 during the first six months of 2012. Also contributing to the increase was an increase in employee group health insurance costs during the first six months of 2012 as compared to the first six months of 2011.

Fuel expense, net of fuel surcharge, decreased from 20.3% of revenues, before fuel surcharges, during the first six months of 2011 to 12.3% of revenues, before fuel surcharges, during the first six months of 2012. The decrease was primarily related to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel and to an increase in the average miles-per-gallon (“mpg”) experienced. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased from $1.48 during the first six months of 2011 to $1.03 during the first six months of 2012 as a result of a decrease in the national average price of a gallon of diesel fuel for the periods compared as well as more favorable fuel surcharge arrangements made with customers. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices. The average mpg experienced increased during the first six months of 2012 as compared to the mpg experienced during the first six months of 2011 as a result of replacing older trucks with newer trucks which are more fuel efficient. The Company has also implemented driver bonus programs which are tied directly to fuel efficiency.

Rent and purchased transportation decreased from 1.6% of revenues, before fuel surcharges, during the first six months of 2011 to 0.9% of revenues, before fuel surcharges, during the first six months of 2012. The decrease relates primarily to a decrease in amounts paid for third-party equipment rentals and third-party transportation companies for intermodal services as management continued to focus on its core business and placed less emphasis on the Company’s intermodal service offering.

Depreciation increased from 12.4% of revenues, before fuel surcharges, during the first six months of 2011 to 13.6% of revenues, before fuel surcharges, during the first six months of 2012. The increase relates primarily to purchases of new trucks which replaced older trucks within the fleet. These new truck replacements have a significantly higher purchase price than those trucks that are being replaced and are being depreciated over a shorter period of time as the Company accelerates its truck replacement cycle from every five years to a replacement cycle of every three years. This reduction in replacement cycle, combined with a higher purchase price, results in higher depreciation expense over a shorter period of time. The decrease in the truck replacement cycle time is intended to reduce fuel costs, improve driver and customer satisfaction, and to reduce long-term maintenance costs as well as increase fleet efficiency by reducing maintenance down-time.

Operating supplies and expenses increased from 13.9% of revenues, before fuel surcharges, during the first six months of 2011 to 14.3% of revenues, before fuel surcharges, during the first six months of 2012. The increase relates primarily to an increase in amounts paid for tolls and driver training schools during the first six months of 2012 as compared to amounts paid during the first six months of 2011. The increase in driver training and recruiting costs are a result of heightened competition for qualified drivers as industry demand has increased and increased regulations have forced some drivers to exit the profession. The increase related to the above factors was partially offset by a decrease in equipment maintenance and repair costs for the periods compared as the Company continues to replace older equipment with newer equipment.

Insurance and claims decreased from 5.0% of revenues, before fuel surcharges, during the first six months of 2011 to 4.8% of revenues, before fuel surcharges, during the first six months of 2012. The decrease relates primarily to a decrease in auto liability claims expenses incurred during the first six months of 2012 as compared to the first six months of 2011.

Other expenses decreased from 2.2% of revenues, before fuel surcharges, during the first six months of 2011 to 1.9% of revenues, before fuel surcharges, during the first six months of 2012. The decrease relates primarily to a decrease in amounts expensed for cargo related insurance claims and for other supplies and expenses.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 101.8% for the first six months 2011 to 98.5% for the first six months of 2012.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	1.8	2.1	1.6	2.5
Rent and purchased transportation	94.7	95.8	95.2	94.8
Operating supplies and expenses	0.0	0.0	0.0	0.1
Communications and utilities	0.1	0.1	0.1	0.2
Other	0.2	0.3	0.2	0.3
Total operating expenses	96.8	98.3	97.1	97.9
Operating income	3.2	1.7	2.9	2.1
Non-operating income	0.3	0.0	0.3	0.2
Interest expense	(0.2)	(0.1)	(0.2)	(0.2)
Income before income taxes	3.3	1.6	3.0	2.1

THREE MONTHS ENDED JUNE 30, 2012 VS. THREE MONTHS ENDED JUNE 30, 2011

During the second quarter of 2012, logistics and brokerage services revenue, before fuel surcharges, increased 20.9% to $6.1 million as compared to $5.0 million during the second quarter of 2011. The increase relates to an increase in the number of loads brokered during the second quarter of 2012 as compared to the second quarter of 2011.

Salaries, wages and benefits decreased from 2.1% of revenues, before fuel surcharges, in the second quarter of 2011 to 1.8% of revenues, before fuel surcharges, during the second quarter of 2012. The decrease relates to the effect of higher revenues without a corresponding increase in those wages with fixed cost characteristics, such as general and administrative wages.

Rent and purchased transportation decreased from 95.8% of revenues, before fuel surcharges, during the second quarter of 2011 to 94.7% of revenues, before fuel surcharges during the second quarter of 2012. The decrease relates to a decrease in amounts charged by third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 98.3% for the second quarter of 2011 to 96.8% for the second quarter of 2012.

SIX MONTHS ENDED JUNE 30, 2012 VS. SIX MONTHS ENDED JUNE 30, 2011

For the first six months ended June 30, 2012, logistics and brokerage services revenue, before fuel surcharges, increased 39.0% to $12.7 million as compared to $9.2 million for the first six months ended June 30, 2011. The increase relates to an increase in the number of loads brokered during the first six months of 2012 as compared to the first six months of 2011.

Salaries, wages and benefits decreased from 2.5% of revenues, before fuel surcharges, during the first six months of 2011 to 1.6% of revenues, before fuel surcharges, during the first six months of 2012. The decrease relates to the effect of higher revenues without a corresponding increase in those wages with fixed cost characteristics, such as general and administrative wages.

Rent and purchased transportation increased from 94.8% of revenues, before fuel surcharges, during the first six months of 2011 to 95.2% of revenues, before fuel surcharges during the first six months of 2012. The increase relates to an increase in amounts charged by third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 97.9% for the first six months of 2011 to 97.1% for the first six months of 2012.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED JUNE 30, 2012 VS. THREE MONTHS ENDED JUNE 30, 2011

Net income for all divisions was approximately $0.9 million, or 1.3% of revenues, before fuel surcharge for the second quarter of 2012 as compared to net income of $0.7 million or 0.9% of revenues, before fuel surcharge for the second quarter of 2011. The increase in income resulted in diluted earnings per share of $0.11 for the second quarter of 2012 as compared to diluted earnings per share of $0.08 for the second quarter of 2011.

SIX MONTHS ENDED JUNE 30, 2012 VS. SIX MONTHS ENDED JUNE 30, 2011

Net income for all divisions was approximately $1.6 million, or 1.1% of revenues, before fuel surcharge for the first six months of 2012 as compared to net loss of $1.3 million or 0.9% of revenues, before fuel surcharge for the first six months of 2011. The increase in income resulted in diluted earnings per share of $0.18 for the first six months of 2012 as compared to diluted loss per share of $0.14 for the first six months of 2011.

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

During the first six months of 2012, we generated $22.4 million in cash from operating activities. Investing activities used $29.1 million in cash in the first six months of 2012. Financing activities provided $10.4 million in cash in the first six months of 2012.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first six months of 2012, we utilized cash on hand, installment notes, and our lines of credit to finance revenue equipment purchases of approximately $40.9 million.

Occasionally, we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 60 months. During the first six months of 2012, the Company’s subsidiary, P.A.M. Transport, Inc. entered into installment obligations totaling approximately $35.5 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments ranging from 36 months to 60 months and at interest rates ranging from 2.68% to 3.35%.

During the remainder of 2012, we expect to purchase 270 new trucks and 290 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $23.6 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying additional cash dividends in the foreseeable future other than those dividends paid in April 2012.

During the first six months of 2012, the Company negotiated an increase in its revolving line of credit from $30 million to $35 million. Amounts outstanding under the line of credit bear interest at LIBOR (determined as of the first day of each month) plus 1.95% (2.19% at June 30, 2012), are secured by our accounts receivable and mature on June 1, 2014. At June 30, 2012 outstanding advances on the line of credit were approximately $1.1 million, which consisted entirely of letters of credit, with availability to borrow $33.9 million.

Cash and cash equivalents increased from $0.2 million at December 31, 2011 to $3.9 million at June 30, 2012. The increase relates to the timing of the payment of outstanding invoices with payment due dates after the close of the current period.

Trade accounts receivable increased from $48.0 million at December 31, 2011 to $51.5 million at June 30, 2012. The increase relates to a general increase in freight revenue and fuel surcharge revenue, which flows through the accounts receivable account, during the first six months of 2012 as compared to the freight revenue and fuel surcharge revenue generated during the last six months of 2011.

Accounts receivable-other increased from $2.2 million at December 31, 2011 to $3.6 million at June 30, 2012. The increase relates primarily to an increase in amounts receivable from the Company’s third-party qualified intermediary. The Company contracts with a third-party qualified intermediary in order to accomplish like-kind exchanges related to its revenue equipment. Under the program, dispositions of eligible trucks or trailers and acquisitions of replacement trucks or trailers are made in a form whereby any associated tax gains related to the disposal are deferred. To qualify for like-kind exchange treatment, we exchange, through our qualified intermediary, eligible trucks or trailers being disposed with trucks or trailers being acquired. Amounts held by the Company’s third-party qualified intermediary are dependent on the timing and extent of the Company’s revenue equipment sales and/or purchase activities which can fluctuate significantly from period-to-period.

Prepaid expenses and deposits decreased from $11.0 million at December 31, 2011 to $8.3 million at June 30, 2012. The decrease relates to the amortization of prepaid tractor and trailer license fees and auto liability insurance premiums. During late 2011, approximately $2.6 million of the 2012 license fees and approximately $0.8 million of the 2012 auto liability insurance premiums were paid in advance. These prepaid expenses will continue to be amortized to expense through the remainder of the year.

Revenue equipment, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units, decreased from $324.6 million at December 31, 2011 to $315.8 million at June 30, 2012. The decrease relates primarily to dispositions of older, fully depreciated, Qualcomm™ units as part of the Company’s plan to replace older units with newer units offering more advanced capabilities.

Accounts payable increased from $23.8 million at December 31, 2011 to $27.2 million at June 30, 2012. The increase was primarily related to an increase in amounts accrued for the purchase of revenue equipment.

Accrued expenses and other liabilities increased from $9.7 million at December 31, 2011 to $18.0 million at June 30, 2012. The increase was primarily related to an increase in amounts borrowed under the Company’s investment margin account. The Company periodically uses this margin account for the purchase of marketable equity securities and as a source of short-term liquidity. Also contributing to the increase was an increase in amounts accrued at the end of the period for employee wages and benefits which can vary significantly throughout the year depending on many factors, including the timing of the actual date employees are paid in relation to the last day of the reporting period.

Current maturities of long term-debt and long-term debt fluctuations are reviewed on an aggregate basis as the classification of amounts in each category are typically affected merely by the passage of time. Current maturities of long-term debt and long-term debt, on an aggregate basis, increased from $61.6 million at December 31, 2011 to $74.3 million at June 30, 2012. The increase was related to additional borrowings received during the first six months of 2012 net of the principal portion of scheduled installment note payments made during the first six months of 2012.

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

Equity Price Risk
We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities decreased to $19.1 million at June 30, 2012 from $20.3 million at December 31, 2011. The decrease during the first six months of 2012 includes sales of equity securities with a cost basis of $1.1 million and a decrease in the fair market value of $0.1 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.9 million. For additional information with respect to the marketable equity securities, see Note C to our condensed consolidated financial statements.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: August 8, 2012	By: /s/ Daniel H. Cushman
Daniel H. Cushman
President and Chief Executive Officer
(principal executive officer)

Dated: August 8, 2012	By: /s/ Lance K. Stewart
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