Form 10-Q
period 2012-09-30
PAM TRANSPORTATION SERVICES INC
filed 2012-11-08
CIK 798287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2012
Common Stock, $.01 Par Value	8,701,607

P.A.M. TRANSPORTATION SERVICES, INC.
Form 10-Q
For The Quarter Ended September 30, 2012

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) (in thousands, except share and per share data)
	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$689	$180
Accounts receivable-net:
Trade	54,009	48,019
Other	2,899	2,218
Inventories	1,736	1,658
Prepaid expenses and deposits	10,305	10,993
Marketable equity securities	18,490	20,264
Income taxes refundable	367	233
Total current assets	88,495	83,565

Property and equipment:
Land	4,924	4,924
Structures and improvements	15,768	14,206
Revenue equipment	328,639	324,644
Office furniture and equipment	8,886	9,002
Total property and equipment	358,217	352,776
Accumulated depreciation	(138,805)	(159,646)
Net property and equipment	219,412	193,130

Other assets	2,432	2,398

TOTAL ASSETS	$310,339	$279,093

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,170	$23,803
Accrued expenses and other liabilities	16,514	9,670
Current maturities of long-term debt	24,277	17,438
Deferred income taxes-current	2,203	2,277
Total current liabilities	71,164	53,188

Long-term debt-less current portion	61,755	44,135
Deferred income taxes-less current portion	45,926	44,293
Total liabilities	178,845	141,616

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,384,207 and
11,378,207 shares issued; 8,701,607 and 8,695,607 shares outstanding
at September 30, 2012 and December 31, 2011, respectively	114	114
Additional paid-in capital	78,394	78,036
Accumulated other comprehensive income	4,576	4,705
Treasury stock, at cost; 2,682,600 shares	(37,239)	(37,239)
Retained earnings	85,649	91,861
Total shareholders’ equity	131,494	137,477

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$310,339	$279,093

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
OPERATING REVENUES:
Revenue, before fuel surcharge	$74,432	$70,616	$223,300	$213,220
Fuel surcharge	20,117	18,322	61,560	56,635
Total operating revenues	94,549	88,938	284,860	269,855

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	35,277	30,276	101,082	88,490
Fuel expense	26,426	30,965	84,662	96,366
Rent and purchased transportation	5,457	5,869	18,781	16,680
Depreciation	9,639	8,071	28,193	24,745
Operating supplies and expenses	10,303	10,364	29,746	28,848
Operating taxes and licenses	1,246	1,189	3,726	3,712
Insurance and claims	3,487	3,113	10,082	9,826
Communications and utilities	533	555	1,660	1,905
Other	1,088	1,228	3,721	4,161
Loss (gain) on disposition of equipment	154	4	(90)	31
Total operating expenses and costs	93,610	91,634	281,563	274,764

OPERATING INCOME (LOSS)	939	(2,696)	3,297	(4,909)

NON-OPERATING INCOME	1,188	173	2,677	1,325
INTEREST EXPENSE	(645)	(375)	(1,811)	(1,357)

INCOME (LOSS) BEFORE INCOME TAXES	1,482	(2,898)	4,163	(4,941)

FEDERAL AND STATE INCOME TAX EXPENSE (BENEFIT):
Current	35	-	35	-
Deferred	566	(1,194)	1,638	(1,951)
Total federal and state income tax expense (benefit)	601	(1,194)	1,673	(1,951)

NET INCOME (LOSS)	$881	$(1,704)	$2,490	$(2,990)

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.10	$(0.19)	$0.29	$(0.33)
Diluted	$0.10	$(0.19)	$0.29	$(0.33)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,702	8,941	8,700	9,142
Diluted	8,703	8,941	8,702	9,142

DIVIDENDS DECLARED PER COMMON SHARE	$-	$-	$1.00	$-

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Comprehensive Income (unaudited) (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

NET INCOME (LOSS)	$881	$(1,704)	$2,490	$(2,990)

Other comprehensive income (loss), net of tax:

Reclassification adjustment for realized gains on marketable
securities included in net income (1)	(512)	-	(946)	(484)

Reclassification adjustment for unrealized losses on marketable
securities included in net income, net of income taxes (2)	12	18	39	140

Changes in fair value of marketable securities (3)	366	(1,615)	778	(1,015)

COMPREHENSIVE INCOME (LOSS)	$747	$(3,301)	$2,361	$(4,349)

__________
(1) Net of deferred income taxes of $(314), $0, $(579) and $(295), respectively.
(2) Net of deferred income taxes of $8, $11, $24, and $85, respectively.
(3) Net of deferred income taxes of $239, $(735), $524 and $(327), respectively.

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Nine Months Ended
	September 30,
	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$2,490	$(2,990)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	28,193	24,745
Bad debt recovery	(224)	(37)
Stock compensation-net of excess tax benefits	303	147
Provision for (benefit from) deferred income taxes	1,638	(1,951)
Reclassification of unrealized loss on marketable equity securities	63	223
Recognized gain on sale of marketable equity securities	(1,985)	(726)
(Gain) loss on sale or disposal of equipment	(90)	31
Changes in operating assets and liabilities:
Accounts receivable	(6,405)	(2,101)
Prepaid expenses, deposits, inventories, and other assets	576	424
Income taxes (payable) refundable	(134)	2,065
Trade accounts payable	1,871	12,473
Accrued expenses and other liabilities	1,950	2,553
Net cash provided by operating activities	28,246	34,856

INVESTING ACTIVITIES:
Purchases of property and equipment	(66,003)	(35,168)
Proceeds from disposition of equipment	14,114	5,647
Change in restricted cash	(41)	510
Sales of marketable equity securities	3,558	966
Purchases of marketable equity securities, net of return of capital	(70)	(2,039)
Net cash used in investing activities	(48,442)	(30,084)

FINANCING ACTIVITIES:
Borrowings under line of credit	324,104	244,761
Repayments under line of credit	(327,238)	(244,761)
Borrowings of long-term debt	45,422	8,199
Repayments of long-term debt	(17,829)	(20,205)
Borrowings under margin account	8,908	1,440
Repayments under margin account	(4,015)	(1,411)
Repurchases of common stock	-	(5,751)
Dividends paid	(8,702)	-
Exercise of stock options	55	15
Net cash provided by (used in) financing activities	20,705	(17,713)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	509	(12,941)

CASH AND CASH EQUIVALENTS-Beginning of period	180	13,774

CASH AND CASH EQUIVALENTS-End of period	$689	$833

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$1,812	$1,393
Income taxes	$169	$75

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$6,707	$2,123

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Shareholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

Balance at December 31, 2011	8,696	$114	$78,036	$4,705	$(37,239)	$91,861	$137,477

Net income						2,490	2,490

Other comprehensive income, net of tax of $79				(129)			(129)

Exercise of stock options-shares issued, including
tax benefits	6		55				55

Dividends on common stock, $1 per share						(8,702)	(8,702)

Share-based compensation			303				303

Balance at September 30, 2012	8,702	$114	$78,394	$4,576	$(37,239)	$85,649	$131,494

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2012

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine-month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

Marketable equity securities classified as available-for-sale or trading securities are carried at fair value. Unrealized gains and losses on securities classified as available-for-sale are included, net of tax, as a component of accumulated other comprehensive income in shareholders’ equity. Realized gains and losses, declines in value judged to be other-than-temporary on available-for-sale securities, and increases or decreases in value on trading securities, if any, are included in the determination of net income. A quarterly evaluation is performed in order to judge whether declines in value below cost should be considered temporary and when losses are deemed to be other-than-temporary. Several factors are considered in this evaluation process including the severity and duration of the decline in value, the financial condition and near-term outlook for the specific issuer and the Company’s ability to hold the securities.

For the quarter ended September 30, 2012, the evaluation resulted in an impairment charge of approximately $20,000 in the Company’s non-operating income in its statement of operations. For the quarter ended September 30, 2011, the evaluation resulted in an impairment charge of approximately $30,000 in the Company’s non-operating income in its statement of operations.

For the nine-month period ended September 30, 2012, the evaluation resulted in an impairment charge of approximately $63,000 in the Company’s non-operating income in its statement of operations. For the nine-month period ended September 30, 2011, the evaluation resulted in an impairment charge of approximately $223,000 in the Company’s non-operating income in its statement of operations.

The following table sets forth cost, market value and unrealized gain/(loss) on equity securities classified as available-for-sale and equity securities classified as trading as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
	(in thousands)
Available-for-sale securities
Fair market value	$18,361	$20,123
Cost	10,984	12,539
Unrealized gain	$7,377	$7,584

Trading securities
Fair market value	$129	$141
Cost	157	157
Unrealized loss	$(28)	$(16)

Total
Fair market value	$18,490	$20,264
Cost	11,141	12,696
Unrealized gain	$7,349	$7,568

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities that are classified as available-for-sale as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
	(in thousands)
Available-for-sale securities:
Gross unrealized gains	$7,476	$7,866
Gross unrealized losses	(99)	(282)
Total unrealized gains	$7,377	$7,584

As of September 30, 2012 and December 31, 2011, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $4,576,000 and $4,705,000, respectively.

For the nine months ended September 30, 2012, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $1,065,000, net of deferred income taxes. For the year ended December 31, 2011, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $825,000, net of deferred income taxes.

As of September 30, 2012, the Company's marketable securities that are classified as trading had gross recognized losses of approximately $28,000 and no gross recognized gains. As of September 30, 2011, the Company's marketable securities that are classified as trading had gross recognized losses of approximately $37,000 and no gross recognized gains. The following table shows recognized gains (losses) in market value for securities classified as trading for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Trading securities
Recognized (loss) gain at beginning of period	$(13)	$(4)	$(16)	$14
Recognized loss at end of period	(28)	(37)	(28)	(37)
Net recognized (loss) gain for the period	$(15)	$(33)	$(12)	$(51)

Net recognized (loss) gain for the period, net of taxes	$(9)	$(20)	$(7)	$(31)

There were no reclassifications between the categories of marketable securities during the first nine months of 2012 or 2011.

The following table shows the Company’s realized gains for the periods indicated on certain securities which were held as available-for sale. The cost of securities sold is based on the specific identification method and interest and dividends on securities are included in non-operating income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Realized gains
Sale proceeds	$1,407	$-	$3,558	$966
Cost of securities sold	450	-	1,561	189
Realized gains	$957	$-	$1,997	$777

Realized gains, net of taxes	$569	$-	$1,194	$470

The following table shows the Company’s investments’ approximate gross unrealized losses and fair value of those securities in a loss position at September 30, 2012 and December 31, 2011. These investments consist of equity securities. As of September 30, 2012 and December 31, 2011 there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	September 30, 2012		December 31, 2011
	(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities – Available-for-sale	$1,710	$99	$2,914	$282
Equity securities – Trading	129	29	141	16
Totals	$1,839	$128	$3,055	$298

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of September 30, 2012, the Company had outstanding borrowings of approximately $4,893,000 under its margin account which were used for the purchase of marketable equity securities and as a source of short-term liquidity. The Company had no borrowings under its margin account as of December 31, 2011.

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

Outstanding incentive stock options at September 30, 2012, must be exercised within either five or ten years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at September 30, 2012, must be exercised within either five or ten years from the date of grant.

During the first nine months of 2012, options for 14,000 shares and 125,000 shares were issued under the 2006 Plan at a per-share option exercise price of $11.54 and $10.90, respectively. As of September 30, 2012, 401,000 shares were available for granting future options.

The total grant date fair value of options vested during the first nine months of 2012 was approximately $204,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the third quarter of 2012 was approximately $49,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first nine months of 2012 was approximately $303,000 and includes approximately $199,000 recognized as a result of the increased annual grant of 5,000 shares to each non-employee director during the first nine months of 2012. The recognition of stock-based compensation expense did not have a recognizable impact on diluted or basic earnings per share reported for the third quarter ending September 30, 2012 but did decrease diluted and basic earnings per common share by approximately $0.02 during the nine months ending September 30, 2012. As of September 30, 2012, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $798,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $49,000 in additional compensation expense related to unvested option awards during the remainder of 2012 and to recognize approximately $195,000 in additional compensation expense related to unvested option awards during each of the years 2013 through 2014, $189,000 in additional compensation expense related to unvested option awards during 2015, $128,000 in additional compensation expense related to unvested option awards during 2016 and $42,000 in additional compensation expense related to unvested option awards during 2017.

The total grant date fair value of options vested during the first nine months of 2011 was approximately $98,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the third quarter of 2011 was approximately $12,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first nine months of 2011 was approximately $147,000 and included approximately $98,000 recognized as a result of the annual grant of 2,000 shares to each non-employee director made during the first quarter of 2011. The recognition of stock-based compensation expense did not have a recognizable impact on diluted or basic loss per share reported for the third quarter ending September 30, 2011 but did increase diluted and basic loss per common share by approximately $0.01 during the nine months ending September 30, 2011. As of September 30, 2011, the Company had stock-based compensation plans with total unvested stock-based compensation expense, excluding stock-based compensation related to the performance-based variable nonqualified stock option grant, of approximately $264,000 which was being amortized on a straight-line basis over the remaining vesting period. Stock-based compensation expense recognized during the first nine months of 2011 related to the grant of performance-based variable nonqualified stock options was approximately $1,000 and was based on estimated performance criteria for 2011.

The weighted average grant date fair value of options granted during the first nine months of 2012 and 2011 was $5.96 per share and $6.14 per share, respectively.

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

Information related to option activity for the nine months ended September 30, 2012 is as follows:

	Shares Under Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding-beginning of year	180,942	$16.50
Granted	139,000	10.96
Exercised	(6,000)	9.04
Cancelled/forfeited/expired	(78,500)	22.64
Outstanding at September 30, 2012	235,442	$11.38	7.2	$24,500

Exercisable at September 30, 2012	87,889	$12.02	3.7	$24,500
___________________________
* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on September 28, 2012, was $9.97.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of September 30, 2012 and the number and weighted average exercise price of options exercisable as of September 30, 2012 are as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$3.84	4,000	1.4	4,000
$10.90	21,000	4.7	21,000
$10.90	104,000	9.7	-
$11.22	54,442	8.2	10,889
$11.54	12,000	4.4	12,000
$11.75	12,000	3.4	12,000
$14.32	14,000	2.4	14,000
$14.98	14,000	0.4	14,000
	235,442	7.2	87,889

Cash received from option exercises totaled approximately $55,000 and $15,000 during the nine months ended September 30, 2012 and September 30, 2011, respectively. The Company issues new shares upon option exercise.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$68,518	92.1	$66,349	94.0	$204,665	91.7	$199,802	93.7
Brokerage and Logistics Services revenue	5,914	7.9	4,267	6.0	18,635	8.3	13,418	6.3
Total revenues	$74,432	100.0	$70,616	100.0	$223,300	100.0	$213,220	100.0

NOTE F:  TREASURY STOCK
The Company accounts for Treasury stock using the cost method and as of September 30, 2012, 2,682,600 shares were held in the treasury at an aggregate cost of approximately $37,239,000. During the nine months ending September 30, 2012, the Company did not repurchase any shares of its common stock.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)

Net income (loss)	$881	$(1,704)	$2,490	$(2,990)

Basic weighted average common shares outstanding	8,702	8,941	8,700	9,142
Dilutive effect of common stock equivalents	1	-	2	-
Diluted weighted average common shares outstanding	8,703	8,941	8,702	9,142

Basic earnings (loss) per share	$0.10	$(0.19)	$0.29	$(0.33)
Diluted earnings (loss) per share	$0.10	$(0.19)	$0.29	$(0.33)

Options to purchase 231,442 and 239,656 shares of common stock were outstanding at September 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because to do so would have an anti-dilutive effect.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of September 30, 2012, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the three and nine months ended September 30, 2012 and 2011, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

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

At September 30, 2012, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$18,490	$18,490	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at September 30, 2012 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$79,838	$79,764

The Company has not elected the fair value option for any of its financial instruments.

NOTE J:  NOTES PAYABLE AND LONG-TERM DEBT
During the first nine months of 2012, the Company’s subsidiaries entered into installment obligations totaling approximately $45.4 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments ranging from 36 to 60 months at a weighted average interest rate of 2.86%.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. For the three and nine month periods ended September 30, 2012, truckload services revenues, excluding fuel surcharges, represented 92.1% and 91.7%, respectively, of total revenues, excluding fuel surcharges, with remaining revenues, excluding fuel surcharges, being generated from brokerage and logistics services. For the three and nine month periods ended September 30, 2011, truckload services revenues, excluding fuel surcharges, represented 94.0% and 93.7%, respectively, of total revenues, excluding fuel surcharges, with remaining revenues, excluding fuel surcharges, being generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three and nine months ending September 30, 2012, approximately $20.1 million and $61.6 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the three and nine months ending September 30, 2011 approximately $18.3 million and $56.6 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES
The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	51.3	45.5	49.2	44.2
Fuel expense, net of fuel surcharge	9.2	19.1	11.3	19.9
Rent and purchased transportation	(0.2)	2.7	0.5	1.9
Depreciation	14.1	12.2	13.8	12.4
Operating supplies and expenses	15.0	15.6	14.5	14.4
Operating taxes and licenses	1.8	1.8	1.8	1.9
Insurance and claims	5.1	4.7	4.9	4.9
Communications and utilities	0.8	0.8	0.8	0.9
Other	1.6	1.8	1.8	2.1
Loss on sale or disposal of property	0.2	-	-	-
Total operating expenses	98.9	104.2	98.6	102.6
Operating income (loss)	1.1	(4.2)	1.4	(2.6)
Non-operating income	1.7	0.3	1.3	0.7
Interest expense	(0.9)	(0.6)	(0.9)	(0.7)
Income (loss) before income taxes	1.9	(4.5)	1.8	(2.6)

THREE MONTHS ENDED SEPTEMBER 30, 2012 VS. THREE MONTHS ENDED SEPTEMBER 30, 2011

During the third quarter of 2012, truckload services revenue, before fuel surcharges, increased 3.3% to $68.5 million as compared to $66.3 million during the third quarter of 2011. The increase was primarily due to an increase in equipment utilization as the average number of miles traveled each work day increased from 424 miles per truck during the third quarter of 2011 to 443 miles per truck during the third quarter of 2012. Partially offsetting the increase related to equipment utilization was a decrease of one work day observed during the third quarter of 2012 as compared to the third quarter of 2011.

Salaries, wages and benefits increased from 45.5% of revenues, before fuel surcharges, in the third quarter of 2011 to 51.3% of revenues, before fuel surcharges, during the third quarter of 2012. The increase relates primarily to an increase in driver lease expense, which is a component of salaries, wages and benefits, as the average number of owner operators under contract increased from 47 during the third quarter of 2011 to 170 during the third quarter of 2012. The increase in costs in this category, as they relate to the increase in the number of owner operators,  are partially offset by a decrease in other cost categories, such as repairs and fuel, which are generally borne by the owner operator. Partially offsetting this increase was a decrease in costs associated with workers compensation claims expensed during the third quarter of 2012 as compared to the third quarter of 2011 which included an adverse settlement of a large workers’ compensation claim in excess of its estimated reserve.

Fuel expense, net of fuel surcharge, decreased from 19.1% of revenues, before fuel surcharges, during the third quarter of 2011 to 9.2% of revenues, before fuel surcharges, during the third quarter of 2012. The decrease was primarily related to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel and to an increase in the average miles-per-gallon (“mpg”) experienced. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased from $1.52 during the third quarter of 2011 to $0.84 during the third quarter of 2012 as a result of more favorable fuel surcharge arrangements made with customers since the third quarter of 2011 and to an increased number of owner operators in our fleet. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner operators is reflected in our fuel surcharge revenue in net fuel expense, while fuel surcharges paid to owner operators for their services is reported along with their base rate in the Salaries, wages and benefits category, which has the effect of reducing our net fuel expense while increasing Salaries, wages and benefits category, as discussed above. The average mpg experienced increased during the third quarter of 2012 as compared to the mpg experienced during the third quarter of 2011 as a result of replacing older trucks with newer trucks, which are more fuel efficient. The Company has also implemented driver bonus programs which are tied directly to fuel efficiency.

Rent and purchased transportation decreased from 2.7% of revenues, before fuel surcharges, during the third quarter of 2011 to a credit of 0.2% of revenues, before fuel surcharges, during the third quarter of 2012. The decrease relates primarily to a decrease in amounts paid for third-party equipment rentals and to third-party transportation service providers and to a decrease in amounts reserved for excess mileage fees paid to certain equipment manufacturers upon the trade of older trucks for new trucks.

Depreciation increased from 12.2% of revenues, before fuel surcharges, during the third quarter of 2011 to 14.1% of revenues, before fuel surcharges, during the third quarter of 2012. The increase relates primarily to purchases of new trucks made since the third quarter of 2011 which replaced older trucks within the fleet. These new truck replacements have a significantly higher purchase price than those trucks that are being replaced and are also being depreciated over a shorter period of time as the Company accelerates its truck replacement cycle from every five years to a replacement cycle of every three years. This reduction in replacement cycle, combined with a higher purchase price, results in higher depreciation expense over a shorter period of time. The decrease in the truck replacement cycle time is intended to reduce fuel costs, improve driver and customer satisfaction, and to reduce long-term maintenance costs as well as increase fleet efficiency by reducing maintenance down-time.

Operating supplies and expenses decreased from 15.6% of revenues, before fuel surcharges, during the third quarter of 2011 to 15.0% of revenues, before fuel surcharges, during the third quarter of 2012. The decrease relates primarily to a decrease in amounts paid for equipment maintenance costs during the third quarter of 2012 as compared to amounts paid during the third quarter of 2011 as a result of replacing older equipment with new equipment. Partially offsetting this decrease was an increase in amounts paid for driver training schools during the third quarter of 2012 as compared to amounts paid during the third quarter of 2011. The increase in driver training and recruiting costs are a result of heightened competition for qualified drivers as industry demand has increased and increased regulations have forced some drivers to exit the profession.

Insurance and claims increased from 4.7% of revenues, before fuel surcharges, during the third quarter of 2011 to 5.1% of revenues, before fuel surcharges, during the third quarter of 2012. The increase relates primarily to an increase in auto liability claims expenses incurred during the third quarter of 2012 as compared to the third quarter of 2011.

Other expenses decreased from 1.8% of revenues, before fuel surcharges, during the third quarter of 2011 to 1.6% of revenues, before fuel surcharges, during the third quarter of 2012. The decrease relates primarily to a decrease in amounts expensed for uncollectible revenue, professional services, and for other supplies and expenses.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 104.2% for the third quarter 2011 to 98.9% for the third quarter of 2012.

NINE MONTHS ENDED SEPTEMBER 30, 2012 VS. NINE MONTHS ENDED SEPTEMBER 30, 2011

For the first nine months ended September 30, 2012, truckload services revenue, before fuel surcharges, increased 2.4% to $204.7 million as compared to $199.8 million for the first nine months ended September 30, 2011. The increase was primarily due to an increase in equipment utilization as the average number of miles traveled each work day increased from 436 miles per truck during the first nine months of 2011 to 451 miles per truck during the first nine months of 2012.

Salaries, wages and benefits increased from 44.2% of revenues, before fuel surcharges, in the first nine months of 2011 to 49.2% of revenues, before fuel surcharges, during the first nine months of 2012. The increase relates primarily to an increase in driver lease expense, which is a component of salaries, wages and benefits, as the average number of owner-operators under contract increased from 40 during the first nine months of 2011 to 129 during the first nine months of 2012. Partially offsetting this increase was a decrease in costs associated with workers’ compensation claims expensed during the first nine months of 2012 as compared to the first nine months of 2011 which included an adverse settlement of a large workers compensation claim in excess of its estimated reserve.

Fuel expense, net of fuel surcharge, decreased from 19.9% of revenues, before fuel surcharges, during the first nine months of 2011 to 11.3% of revenues, before fuel surcharges, during the first nine months of 2012. The decrease was primarily related to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel and to an increase in the average miles-per-gallon (“mpg”) experienced. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased from $1.49 during the first nine months of 2011 to $0.97 during the first nine months of 2012 as a result of more favorable fuel surcharge arrangements made with customers and to an increased number of owner operators in our fleet. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices.  Fuel surcharge revenue generated from transportation services performed by owner operators is reflected in our fuel surcharge revenue in net fuel expense, while fuel surcharges paid to owner operators for their services is reported along with their base rate in the Salaries, wages and benefits category, which has the effect of reducing our net fuel expense while increasing Salaries, wages and benefits category, as discussed above. The average mpg experienced increased during the third quarter of 2012 as compared to the mpg experienced during the third quarter of 2011 as a result of replacing older trucks with newer trucks, which are more fuel efficient. The Company has also implemented driver bonus programs which are tied directly to fuel efficiency.

Rent and purchased transportation decreased from 1.9% of revenues, before fuel surcharges, during the first nine months of 2011 to 0.5% of revenues, before fuel surcharges, during the first nine months of 2012. The decrease relates primarily to a decrease in amounts paid for third-party equipment rentals and to third-party transportation service providers and to a decrease in amounts reserved for excess mileage fees paid to certain equipment manufacturers upon the trade of older trucks for new trucks.

Depreciation increased from 12.4% of revenues, before fuel surcharges, during the first nine months of 2011 to 13.8% of revenues, before fuel surcharges, during the first nine months of 2012. The increase relates primarily to purchases of new trucks which replaced older trucks within the fleet. These new truck replacements have a significantly higher purchase price than those trucks that are being replaced and are being depreciated over a shorter period of time as the Company accelerates its truck replacement cycle from every five years to a replacement cycle of every three years. This reduction in replacement cycle, combined with a higher purchase price, results in higher depreciation expense over a shorter period of time. The decrease in the truck replacement cycle time is intended to reduce fuel costs, improve driver and customer satisfaction, and to reduce long-term maintenance costs as well as increase fleet efficiency by reducing maintenance down-time.

Operating supplies and expenses increased from 14.4% of revenues, before fuel surcharges, during the first nine months of 2011 to 14.5% of revenues, before fuel surcharges, during the first nine months of 2012. The increase relates primarily to an increase in amounts paid for tolls and driver training schools during the first nine months of 2012 as compared to amounts paid during the first nine months of 2011. The increase in driver training and recruiting costs are a result of heightened competition for qualified drivers as industry demand has increased and increased regulations have forced some drivers to exit the profession. The increase related to the above factors was partially offset by a decrease in equipment maintenance and repair costs for the periods compared as the Company continues to replace older equipment with newer equipment.

Other expenses decreased from 2.1% of revenues, before fuel surcharges, during the first nine months of 2011 to 1.8% of revenues, before fuel surcharges, during the first nine months of 2012. The decrease relates primarily to a decrease in amounts expensed for uncollectible revenue, professional services, and for other supplies and expenses.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 102.6% for the first nine months 2011 to 98.6% for the first nine months of 2012.

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

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	1.9	1.2	1.7	2.1
Rent and purchased transportation	95.1	96.5	95.1	95.2
Operating supplies and expenses	0.0	0.0	0.0	0.1
Communications and utilities	0.1	0.1	0.1	0.2
Other	0.1	0.1	0.2	0.3
Total operating expenses	97.2	97.9	97.1	97.9
Operating income	2.8	2.1	2.9	2.1
Non-operating income	0.4	0.0	0.3	0.1
Interest expense	(0.2)	(0.1)	(0.2)	(0.2)
Income before income taxes	3.0	2.0	3.0	2.0

THREE MONTHS ENDED SEPTEMBER 30, 2012 VS. THREE MONTHS ENDED SEPTEMBER 30, 2011

During the third quarter of 2012, logistics and brokerage services revenue, before fuel surcharges, increased 38.6% to $5.9 million as compared to $4.3 million during the third quarter of 2011. The increase relates to an increase in the number of loads brokered during the third quarter of 2012 as compared to the third quarter of 2011.

Salaries, wages and benefits increased from 1.2% of revenues, before fuel surcharges, in the third quarter of 2011 to 1.9% of revenues, before fuel surcharges, during the third quarter of 2012. The increase relates to an increase in the number of employees assigned to the logistics and brokerage services division.

Rent and purchased transportation decreased from 96.5% of revenues, before fuel surcharges, during the third quarter of 2011 to 95.1% of revenues, before fuel surcharges during the third quarter of 2012. The decrease relates to a decrease in amounts charged by third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 97.9% for the third quarter of 2011 to 97.2% for the third quarter of 2012.

NINE MONTHS ENDED SEPTEMBER 30, 2012 VS. NINE MONTHS ENDED SEPTEMBER 30, 2011

For the first nine months ended September 30, 2012, logistics and brokerage services revenue, before fuel surcharges, increased 38.9% to $18.6 million as compared to $13.4 million for the first nine months ended September 30, 2011. The increase relates to an increase in the number of loads brokered during the first nine months of 2012 as compared to the first nine months of 2011.

Salaries, wages and benefits decreased from 2.1% of revenues, before fuel surcharges, during the first nine months of 2011 to 1.7% of revenues, before fuel surcharges, during the first nine months of 2012. The decrease relates to the effect of higher revenues without a corresponding increase in those wages with fixed cost characteristics, such as general and administrative wages. The decrease was partially offset by increased salaries related to an increase in the number of employees assigned to the logistics and brokerage services division.

Rent and purchased transportation decreased from 95.2% of revenues, before fuel surcharges, during the first nine months of 2011 to 95.1% of revenues, before fuel surcharges during the first nine months of 2012. The decrease relates to a decrease in amounts charged by third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 97.9% for the first nine months of 2011 to 97.1% for the first nine months of 2012.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED SEPTEMBER 30, 2012 VS. THREE MONTHS ENDED SEPTEMBER 30, 2011

Net income for all divisions was approximately $0.9 million, or 1.2% of revenues, before fuel surcharge for the third quarter of 2012 as compared to net loss of $1.7 million or 2.4% of revenues, before fuel surcharge for the third quarter of 2011. The increase in income resulted in diluted earnings per share of $0.10 for the third quarter of 2012 as compared to diluted loss per share of $0.19 for the third quarter of 2011.

NINE MONTHS ENDED SEPTEMBER 30, 2012 VS. NINE MONTHS ENDED SEPTEMBER 30, 2011

Net income for all divisions was approximately $2.5 million, or 1.1% of revenues, before fuel surcharge for the first nine months of 2012 as compared to net loss of $3.0 million or 1.4% of revenues, before fuel surcharge for the first nine months of 2011. The increase in income resulted in diluted earnings per share of $0.29 for the first nine months of 2012 as compared to diluted loss per share of $0.33 for the first nine months of 2011.

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

During the first nine months of 2012, we generated $28.2 million in cash from operating activities. Investing activities used $48.4 million in cash in the first nine months of 2012. Financing activities provided $20.7 million in cash in the first nine months of 2012.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first nine months of 2012, we utilized cash on hand, installment notes, and our lines of credit to finance revenue equipment purchases of approximately $63.6 million.

Occasionally, we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 60 months. During the first nine months of 2012, the Company’s subsidiary, P.A.M. Transport, Inc. entered into installment obligations totaling approximately $45.4 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments ranging from 36 months to 60 months and at interest rates ranging from 2.49% to 3.35%.

During the remainder of 2012, we expect to purchase 165 new trucks and 170 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $17.4 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying additional cash dividends in the foreseeable future other than those dividends paid in April 2012.

During the first nine months of 2012, the Company negotiated an increase in its revolving line of credit from $30 million to $35 million. Amounts outstanding under the line of credit bear interest at LIBOR (determined as of the first day of each month) plus 1.95% (2.18% at September 30, 2012), are secured by our accounts receivable and mature on June 1, 2014. At September 30, 2012, outstanding advances on the line of credit were approximately $7.3 million, including letters of credit of $1.1 million, with availability to borrow $27.7 million.

Trade accounts receivable increased from $48.0 million at December 31, 2011 to $54.0 million at September 30, 2012. The $6.0 million increase relates to a general increase in freight revenue and fuel surcharge revenue, which flows through the accounts receivable account, during the first nine months of 2012 as compared to the freight revenue and fuel surcharge revenue generated during the last nine months of 2011.

Marketable equity securities decreased from $20.3 million at December 31, 2011 to $18.5 million at September 30, 2012. The $1.8 million decrease was primarily related to sales of securities with a cost basis of $1.6 million during the first nine months of 2012.

Structures and improvements increased from $14.2 million at December 31, 2011 to $15.8 million at September 30, 2012. The $1.6 million increase was primarily related to costs associated with the expansion and remodeling of one of the Company’s existing terminal facilities.

Revenue equipment, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units, increased from $324.6 million at December 31, 2011 to $328.6 million at September 30, 2012. The $4.0 million increase relates primarily to the purchase of new trucks to replace older trucks which have not yet been retired or are otherwise in the process of being traded or sold and to the purchase of new trailers during the first nine months of 2012 without corresponding trailer retirements as the Company intends to increase its trailer fleet size. Partially offsetting the increase was the disposition of older, fully depreciated, Qualcomm™ units as the Company replaced older units with newer units offering more advanced capabilities.

Accounts payable increased from $23.8 million at December 31, 2011 to $28.2 million at September 30, 2012. The $4.4 million increase was primarily related to an increase in amounts accrued for the purchases of fuel and revenue equipment.

Accrued expenses and other liabilities increased from $9.7 million at December 31, 2011 to $16.5 million at September 30, 2012. The $6.8 million increase was primarily related to an increase of $4.9 in borrowed amounts outstanding under the Company’s investment margin account. The Company periodically uses this margin account for the purchase of marketable equity securities and as a source of short-term liquidity. Also contributing to the increase was an increase in amounts accrued at the end of the period for employee wages and benefits which can vary significantly throughout the year depending on many factors, including the timing of the actual date employees are paid in relation to the last day of the reporting period.

Current maturities of long term-debt and long-term debt fluctuations are reviewed on an aggregate basis as the classification of amounts in each category are typically affected merely by the passage of time. Current maturities of long-term debt and long-term debt, on an aggregate basis, increased from $61.6 million at December 31, 2011 to $86.0 million at September 30, 2012. The $24.4 million increase was related to additional borrowings received during the first nine months of 2012 net of the principal portion of scheduled installment note payments made during the first nine months of 2012.

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

Equity Price Risk
We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities decreased to $18.5 million at September 30, 2012 from $20.3 million at December 31, 2011. The decrease during the first nine months of 2012 includes sales of equity securities with a cost basis of $1.6 million and a decrease in the fair market value of $0.3 million. Offsetting the decrease were purchases of equity securities with a cost basis of $0.1 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.9 million. For additional information with respect to the marketable equity securities, see Note C to our condensed consolidated financial statements.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: November 6, 2012	By: /s/ Daniel H. Cushman
Daniel H. Cushman
President and Chief Executive Officer
(principal executive officer)

Dated: November 6, 2012	By: /s/ Lance K. Stewart
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