Form 10-K
period 2012-12-31
PAM TRANSPORTATION SERVICES INC
filed 2013-03-15
CIK 798287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012
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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant computed by reference to the average of the closing bid and ask prices of the common stock as of the last business day of the registrant's most recently completed second quarter was $38,671,942. Solely for the purposes of this response, executive officers, directors and beneficial owners of more than five percent of the registrant’s common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant’s common stock, as of February 15, 2013: 8,701,607 shares of $.01 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 2013, are incorporated by reference in answer to Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2012.

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

P.A.M. TRANSPORTATION SERVICES, INC.
FORM 10-K
For the fiscal year ended December 31, 2012

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

Operations

Our operations can generally be classified into truckload services or brokerage and logistics services. Truckload services include those transportation services in which we utilize company owned trucks or owner-operator owned trucks for the pickup and delivery of freight. The brokerage and logistics services consists of services such as transportation scheduling, routing, mode selection, transloading and other value added services related to the transportation of freight which may or may not involve the use of company owned or owner-operator owned equipment. Both our truckload operations and our brokerage and logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. Truckload services operating revenues, before fuel surcharges represented 91.8%, 93.5% and 85.9% of total operating revenues for the years ended December 31, 2012, 2011 and 2010, respectively. The remaining operating revenues, before fuel surcharge for the same periods were generated by brokerage and logistics services, representing 8.2%, 6.5%, and 14.1%, respectively.

Approximately 60% of the Company's revenues are derived from domestic shipments while approximately 40% of our revenues are derived from freight originating from or destined to locations in Mexico or Canada.

Business and Growth Strategy

Our strategy focuses on the following elements:

Providing a Full Suite of Complimentary Truckload Transportation Solutions. Our objective is to provide our customers with a comprehensive solution to their truckload transportation needs. Our asset-based service offerings consist of dedicated, expedited, regional, automotive, and long-haul truckload services with non-asset based supply chain management, logistics and brokerage solutions rounding out our service offerings. Our range of service offerings also include our complete range of asset-based and non-asset based services to Mexico and Canada.

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

Many of our customers depend on us to make delivery on a time-definite basis, meaning that parts or raw materials are scheduled for delivery as they are needed on a manufacturer’s production line. The need for this service is a product of modern manufacturing and assembly methods that are designed to decrease inventory levels and handling costs. Such requirements place a premium on the freight carrier’s delivery performance and reliability.

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

Industry

According to the American Trucking Association’s “American Trucking Trends 2012” report, the trucking industry transported approximately 67% of the total volume of freight transported in the United States during 2011, which equates to 9.2 billion tons and approximately $604 billion in revenue. The truckload industry is highly fragmented and is impacted by several economic and business factors, many of which are beyond the control of individual carriers. The state of the economy, coupled with equipment capacity levels, can impact freight rates. Volatility of various operating expenses, such as fuel and insurance, make the predictability of profit levels uncertain. Availability, attraction, retention and compensation of drivers also affect operating costs, as well as equipment utilization. In addition, the capital requirements for equipment, coupled with potential uncertainty of used equipment values, impact the ability of many carriers to expand their operations. The current operating environment is characterized by the following:

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

Our marketing efforts are conducted by a sales staff of twelve employees who are located in our major markets and supervised from our headquarters. These individuals work to improve profitability by maintaining an even flow of freight traffic (taking into account the balance between originations and destinations in a given geographical area), high utilization, and minimizing movement of empty equipment.

Our five largest customers, for which we provide carrier services covering a number of geographic locations, accounted for approximately 39%, 47% and 52% of our total revenues in 2012, 2011 and 2010, respectively. General Motors Corporation accounted for approximately 17%, 26% and 34% of our revenues in 2012, 2011 and 2010, respectively.

We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. Approximately 37%, 38% and 40% of our revenues were derived from transportation services provided to the automobile industry during 2012, 2011 and 2010, respectively.

Revenue Equipment

At December 31, 2012, we operated a fleet of 1,800 trucks, which includes 220 owner-operator trucks, and 4,943 trailers, which includes 36 leased trailers. Our company-owned trucks are late model, well-maintained, premium trucks, which we believe help to attract and retain drivers, maximize fuel efficiency, promote safe operations, minimize maintenance and repair costs, and improve customer service by minimizing service interruptions caused by breakdowns. We evaluate our equipment purchasing decisions based on factors such as initial cost, useful life, warranty terms, expected maintenance costs, fuel economy, driver comfort, customer needs, manufacturer support, and resale value.

We contract with owner-operators to provide greater flexibility in responding to fluctuations in consumer demand. Owner-operators provide their own trucks and are contractually responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes, among other things. They are also responsible for maintaining compliance with the Federal Motor Carrier Safety Administration regulations.

During 1999, the U.S. Environmental Protection Agency (“EPA”) mandated a three-phase strategy to reduce engine emissions from heavy-duty vehicles through a combination of advanced emissions control technologies and diesel fuel with a reduced sulfur content. The first phase (Phase I) mandated new engine emission standards for all model year 2004 heavy-duty trucks; however, through agreements with heavy-duty diesel engine manufacturers, the effective date was accelerated to October 1, 2002. Since October 1, 2002, all newly manufactured truck engines had to comply with the new engine emission standards. As of December 31, 2012, the Company-owned truck fleet does not contain any trucks with the older Phase I engines.

In the second phase (Phase II), effective January 1, 2007, the EPA mandated a new set of more stringent emission standards for vehicles powered by diesel fuel engines manufactured in 2007 through 2009. As of December 31, 2012, approximately 20% of our Company-owned truck fleet consisted of trucks with engines that comply with the Phase II emission standards (Phase II trucks). As compared to trucks powered by the Phase I engines, the trucks powered by the Phase II compliant diesel engines had a significantly higher purchase price and as a result, our depreciation expense increased over time as we replaced Phase I trucks with Phase II trucks.

During the third phase (Phase III), which was effective in 2010, final emission standards became effective. During 2012, the Company took delivery of approximately 675 trucks, all of which contained engines compliant with the Phase III emission standards. As of December 31, 2012, approximately 80% of our Company-owned truck fleet consisted of trucks with engines that comply with the Phase III emission standards (Phase III trucks). During 2013, the Company expects to take delivery of 550 additional Phase III trucks. To date, the Company-owned Phase III trucks have shown increased fuel efficiency as compared to either the Phase I or Phase II truck fuel efficiency, however, Phase III trucks have a significant purchase price premium as compared to the purchase price of the Phase I and Phase II trucks and as a result, our depreciation expense has increased and will continue to increase over time as we replace Phase II trucks with Phase III trucks. We also expect that the Phase III diesel engines will cost more to maintain compared to Phase I and Phase II trucks of a similar age. To the extent we are unable to offset these anticipated increased costs with rate increases charged to customers or offsetting cost savings in other areas, our results of operations will be adversely affected.

Technology

We have installed Qualcomm display units in all of our trucks. The Qualcomm system is a satellite-based global positioning and communications system that allows fleet managers to communicate directly with drivers. Drivers can provide location, status and updates directly to our computer system which increases productivity and convenience. This system provides us with accurate estimated time of arrival information, which optimizes load selection and service levels to our customers.

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

Our trucks carry full warranty coverage for at least three years or 375,000 miles. Extended warranties are negotiated with the truck manufacturer and manufacturers of major components, such as engine, transmission and differential manufacturers, for up to four years or 500,000 miles. Our trailers carry full warranties by the manufacturer for up to 5 years with certain components covered for up to ten years.

Employees

At December 31, 2012, we employed 3,031 persons, of whom 2,507 were drivers, 178 were maintenance personnel, 149 were employed in operations, 41 were employed in marketing, 80 were employed in safety and personnel, and 76 were employed in general administration and accounting. None of our employees is represented by a collective bargaining unit and we believe that our employee relations are good.

Drivers

At December 31, 2012, we utilized 2,507 company drivers in our operations. We also had 220 owner-operators under contract compensated on a per mile basis. Our drivers are compensated on the basis of miles driven, loading and unloading, extra stops, and layovers in transit. Drivers can earn bonuses by recruiting other qualified drivers who become employed by us and both cash and non-cash prizes are awarded for consecutive periods of safe, accident-free driving. All of our drivers are recruited, screened, drug tested and trained and are subject to the control and supervision of our operations and safety departments. Our driver training program stresses the importance of safety and reliable, on-time delivery. Drivers are required to report to their driver managers daily and at the earliest possible moment when any condition en route occurs that might delay their scheduled delivery time.

In addition to strict application screening and drug testing, before being permitted to operate a vehicle our drivers must undergo classroom instruction on our policies and procedures, safety techniques as taught by the Smith System of Defensive Driving, and the proper operation of equipment, and must pass both written and road tests. Instruction in defensive driving and safety techniques continues after hiring, with seminars at several of our terminals. At December 31, 2012, we employed 38 persons on a full-time basis in our driver recruiting, training and safety instruction programs.

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

In 2004, the FMCSA issued updated rules related to driver HOS limits that became effective October 1, 2005 (the "2005 Rules"). In July 2007, a federal appeals court vacated certain provisions of the 2005 Rules relating to the expansion of the daily driving limit from 10 hours to 11 hours, and the "34-hour restart," which allowed drivers to restart calculations of the weekly on-duty time limits after the driver had at least 34 consecutive hours off duty. The court indicated that, in addition to other reasons, it vacated these two provisions because the FMCSA failed to provide adequate data supporting its decision to increase the daily driving limit and provide for the 34-hour restart provision. In November 2008, following the submission of additional data by FMCSA and a series of appeals and related court rulings, the FMCSA published its final rule, which retained the 11 hour daily driving limit and the 34-hour restart provision. Safety advocacy groups continued to challenge the final rule and in an effort to end litigation by these groups, the FMCSA agreed to propose new rules by July 26, 2011. During December 2010, the FMCSA released the proposed new rules for public comment which included provisions that would shorten allowable daily driving time from 11 hours to 10 hours and also require that drivers take two nights of rest during the 34-hour restart provision. The proposed rules, which were generally not well received by either safety advocacy groups or by the trucking industry, were finalized and published by the FMCSA in December 2011. The final rule, effective July 1, 2013, retained the 11 hour daily driving limit but placed restrictions on the use of the 34-hour restart provision and requires drivers to take a break during the day. During 2012, both the American Trucking Association and safety advocacy groups had filed petitions with the D.C. U.S. Circuit Court of Appeals requesting the court to review the FMCSA’s final rule. Oral arguments are set to begin on March 15, 2013. We are unable to predict the final outcome of any particular HOS rule proposals or how a court may rule on any challenges related to the proposals but expect that any significant changes to the driver HOS rules that, in effect, reduce available driving time or restrict scheduling flexibility would have a negative impact our current operations.

During February 2012, the FMCSA announced its intent to continue to pursue a rule that would require all interstate motor carriers to install electronic on-board recorders (“EOBRs”) to monitor compliance with HOS regulations. The FMCSA’s previous efforts to implement a rule requiring EOBRs was successfully challenged in court and was later vacated during August 2011 as the court ruled that the FMCSA failed to directly address the potential for harassment of vehicle operators. The vacated rule applied to phase one of a two-phase rule implementation process whereby implementation of phase one would require EOBR use only by habitual HOS regulation violators while phase two would require EOBR use by all motor carriers. The FMCSA refers to these two-phases as EOBR 1 and EOBR 2, respectively. Under EOBR 1, any motor carrier found to have a HOS regulation violation rate of 10% or greater would be required to install EOBRs on all of its commercial motor vehicles for a period of two years. The final rule related to EOBR 1 was published in April 2010 and, prior to being vacated, was to be effective for any single compliance review completed on or after June 4, 2012. Under EOBR 2, all motor carriers required to maintain HOS record keeping would be required to use EOBRs to monitor their drivers' compliance with HOS requirements. Motor carriers would have three years after the effective date of the EOBR 2 final rule to comply with these requirements. As of December 31, 2012, the Company is not subject to any requirement that EOBRs be installed on any it’s trucks, however all the Company’s trucks currently have EOBRs installed.

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

Deterioration in the United States and world economies could exacerbate any difficulties experienced by our customers and suppliers in obtaining financing, which, in turn, could materially and adversely impact our business, financial condition, results of operations and cash flows.

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

A significant portion of our revenue is generated from our major customers. For 2012, our top five customers, based on revenue, accounted for approximately 39% of our revenue, and our largest customer, General Motors Corporation, accounted for approximately 17% of our revenue. We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. As a result, the concentration of our business within the automobile industry is greater than the concentration in a single customer. Approximately 37% of our revenues for 2012 were derived from transportation services provided to the automobile industry.

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

Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. The Company is self insured for health and workers’ compensation insurance coverage up to certain limits. If medical costs continue to increase, or if the severity or number of claims increase, and if we are unable to offset the resulting increases in expenses with higher freight rates, our earnings could be materially and adversely affected.

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

We have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health. Our substantial debt levels could have important consequences such as the following:

·	impair our ability to obtain additional future financing for working capital, capital expenditures, acquisitions or general corporate expenses;

·	limit our ability to use operating cash flow in other areas of our business due to the necessity of dedicating a substantial portion of these funds for payments on our indebtedness;

·	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

·	make it more difficult for us to satisfy our obligations;

·	increase our vulnerability to general adverse economic and industry conditions; and

·	place us at a competitive disadvantage compared to our competitors.

Our ability to make scheduled payments on, or to refinance, our debt and other obligations will depend on our financial and operating performance, which, in turn, is subject to our ability to implement our strategic initiatives, prevailing economic conditions and certain financial, business and other factors beyond our control. If our cash flow and capital resources are insufficient to fund our debt service and other obligations, we may be forced to reduce or delay expansion plans and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. We cannot provide any assurance that our operating performance, cash flow and capital resources will be sufficient to pay our debt obligations when they become due. We also cannot provide assurance that we would be able to dispose of material assets or operations or restructure our debt or other obligations if necessary or, even if we were able to take such actions, that we could do so on terms that are acceptable to us.

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

We have substantial fixed costs and, as a result, our operating income fluctuates disproportionately with changes in our net sales.

A significant portion of our expenses are fixed costs that that neither increase nor decrease proportionately with sales. There can be no assurance that we would be able to reduce our fixed costs proportionately in response to a decline in our sales and therefore our competitiveness could be significantly impacted. As a result, a decline in our sales would result in a higher percentage decline in our income from operations and net income.

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

We currently do not intend to pay future dividends on our common stock.

We currently do not anticipate paying future cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business and for general corporate purposes. Any determination to pay future dividends and other distributions in cash, stock, or property by the Company in the future will be at the discretion of our board of directors and will be dependent on then-existing conditions, including our financial condition and results of operations and contractual restrictions. Therefore, you should not rely on future dividend income from shares of our common stock.

We have a recent history of net losses.

We incurred net losses during each of the two years preceding the most recently completed year. Our net losses for the years ended December 31, 2011 and 2010 were $2.9 million and $655,000, respectively. Sustaining profitability depends upon numerous factors, including our ability to increase our trucking revenue per tractor, expand our overall volume, and control expenses.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices and primary terminal facilities, which we own, are located in Tontitown, Arkansas. These facilities are located on approximately 49.3 acres and consist of 114,403 square feet of office space and maintenance and storage facilities.

Our subsidiaries lease facilities in Indianapolis, Indiana; Romulus, Michigan; Brandon, Mississippi; North Jackson, Ohio; Tahlequah, Oklahoma; Bath, Pennsylvania; El Paso, Texas; and Monterrey, Mexico. Our terminal facilities in Columbia, Mississippi; Irving and Laredo, Texas; North Little Rock, Arkansas; and Willard, Ohio are owned. The leased facilities are leased primarily on contractual terms typically ranging from one to five years. As of December 31, 2012, the following table provides a summary of the ownership and types of activities conducted at each location:

Location	Own/ Lease	Dispatch Office	Maintenance Facility	Safety Training
Tontitown, Arkansas	Own	Yes	Yes	Yes
North Little Rock, Arkansas	Own	No	Yes	Yes
Indianapolis, Indiana	Lease	No	Yes	No
Romulus, Michigan	Lease	No	Yes	No
Brandon, Mississippi	Lease	No	No	No
Columbia, Mississippi	Own	No	No	No
North Jackson, Ohio	Lease	Yes	Yes	Yes
Willard, Ohio	Own	Yes	Yes	No
Tahlequah, Oklahoma	Lease	No	No	No
Bath, Pennsylvania	Lease	No	Yes	No
El Paso, Texas	Lease	No	No	No
Irving, Texas	Own	Yes	Yes	Yes
Laredo, Texas	Own	Yes	Yes	Yes
Monterrey, Mexico	Lease	No	No	No

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Market under the symbol PTSI. The following table sets forth, for the quarters indicated, the range of the high and low sales prices per share for our common stock as reported on the NASDAQ Global Market and our dividends declared per common share.

Fiscal Year Ended December 31, 2012
	High	Low	Dividends Declared Per Common Share
First Quarter	$12.58	$9.45	$1.00
Second Quarter	11.75	9.32	-
Third Quarter	10.18	8.95	-
Fourth Quarter	10.89	8.81	1.00

Fiscal Year Ended December 31, 2011
	High	Low	Dividends Declared Per Common Share
First Quarter	$12.44	$10.47	$-
Second Quarter	13.14	9.40	-
Third Quarter	11.50	9.03	-
Fourth Quarter	10.85	9.25	-

As of February 20, 2013, there were approximately 119 holders of record of our common stock.

Dividends

The Company paid cash dividends of $1.00 per common share during each of the months of April 2012 and December 2012. No other dividends have been paid during any year prior to 2012. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors. Currently, the Company does not intend to pay dividends in the foreseeable future.

Repurchases of Equity Securities by the Issuer

The Company’s stock repurchase program has been extended and expanded several times, most recently in September 2011, when the Board of Directors announced that it had authorized the Company to repurchase up to 500,000 additional shares of its common stock. The Company repurchased 224,000 shares of its common stock during the fourth quarter of 2011 under the program and did not repurchase any additional shares during 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for a presentation of compensation plans under which equity securities of the Company are authorized for issuance.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of the CRSP Total Return Index for the NASDAQ Stock Market (U.S. companies) and the CRSP Total Return Index for the NASDAQ Trucking and Transportation Stocks for the period of five years commencing December 31, 2007 and ending December 31, 2012. The graph assumes that the value of the investment in our common stock and in each index was $100 on December 31, 2007 and that all dividends were reinvested.

Item 6. Selected Financial Data.

The following selected financial and operating data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Statement of Operations Data:
Operating revenues:
Operating revenues, before fuel surcharge	$297,698	$284,178	$282,524	$260,774	$323,272
Fuel surcharge	82,935	75,065	49,470	31,136	83,451
Total operating revenues	380,633	359,243	331,994	291,910	406,723

Operating expenses:
Salaries, wages and benefits	139,062	118,321	109,728	101,833	123,961
Fuel expense	111,378	124,956	97,523	73,562	150,776
Rent and purchased transportation	23,815	21,842	42,469	40,713	39,887
Depreciation and amortization	38,298	34,163	27,035	37,742	37,477
Goodwill impairment charge	-	-	-	-	15,413
Operating supplies	39,011	38,659	30,105	26,572	30,514
Operating taxes and licenses	5,003	4,952	4,954	5,020	5,692
Insurance and claims	13,744	13,070	12,820	12,579	16,018
Communications and utilities	2,235	2,496	2,731	2,644	2,869
Other	5,350	6,029	5,169	4,967	5,119
(Gain) loss on sale or disposal of property	(166)	98	(337)	931	952
Total operating expenses	377,730	364,586	332,197	306,563	428,678
Operating income (loss)	2,903	(5,343)	(203)	(14,653)	(21,955)
Non-operating income (loss)	3,288	1,551	852	(745)	(4,996)
Interest expense	(2,596)	(1,798)	(2,252)	(2,373)	(2,429)
Income (loss) income before income taxes	3,595	(5,590)	(1,603)	(17,771)	(29,380)
Income tax expense (benefit)	1,416	(2,733)	(948)	(6,924)	(10,615)
Net income (loss)	$2,179	$(2,857)	$(655)	$(10,847)	$(18,765)

Earnings (loss) per common share:
Basic	$0.25	$(0.32)	$(0.07)	$(1.15)	$(1.94)
Diluted	$0.25	$(0.32)	$(0.07)	$(1.15)	$(1.94)

Average common shares outstanding – Basic	8,700	9,056	9,415	9,411	9,683
Average common shares outstanding – Diluted(1)	8,702	9,056	9,415	9,411	9,683

Cash dividends declared per common share	$2.00	$-	$-	$-	$-

__________
(1)	Diluted income per share for 2012 assumes the exercise of stock options to purchase an aggregate of 4,454 shares of common stock.

	At December 31,
	2012		2011		2010		2009	2008
Balance Sheet Data:	(in thousands)
Total assets	$317,669		$279,093		$264,340		$260,656	$290,361
Long-term debt, excluding current portion	78,583		44,135		17,201		27,202	35,492
Stockholders' equity	122,195		137,477		147,948		147,127	155,477

	Year Ended December 31,
	2012		2011		2010		2009	2008
Operating Data:
Operating ratio (1)	99.0%		101.9%		100.1%		105.6%	106.8%
Average number of truckloads per week	5,704		5,586		6,054		6,275	7,559
Average miles per trip	693		687		625		556	598
Total miles traveled (in thousands)	200,765		195,081		192,139		177,872	221,450
Average miles per truck	114,071		110,215		110,236		102,816	111,114
Average revenue, before fuel surcharge per truck per day	$666		$632		$639		$591	$662
Average revenue, before fuel surcharge per loaded mile	$1.49		$1.49		$1.35		$1.36	$1.41
Empty mile factor	8.7%		8.3%		6.3%		7.7%	7.3%

At end of period:
Total company-owned/leased trucks	1,800	(2)	1,770	(3)	1,768	(4)	1,731 (5)	1,839 (6)
Average age of company-owned trucks (in years)	1.70		2.62		3.24		2.60	1.90
Total company-owned/leased trailers	4,943	(7)	4,696	(8)	4,632	(9)	4,630	4,809
Average age of company-owned trailers (in years)	6.99		7.09		6.21		5.22	4.43
Number of employees	3,031		2,764		2,658		2,591	2,931
__________
(1) Total operating expenses, net of fuel surcharge as a percentage of operating revenues, before fuel surcharge.
(2) Includes 220 owner operator trucks; (3) Includes 79 owner operator trucks; (4) Includes 28 owner operator trucks;
(5) Includes 34 owner operator trucks; (6) Includes 33 owner operator trucks; (7) Includes 36 leased trailers;
(8) Includes 53 leased trailers; (9) Includes 50 leased trailers.

The Company paid cash dividends of $1.00 per common share during each of the months of April 2012 and December 2012.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 91.8%, 93.5% and 85.9% of total revenues, excluding fuel surcharges for the twelve months ended December 31, 2012, 2011 and 2010, respectively.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During 2012, 2011 and 2010, approximately $82.9 million, $75.1 million and $49.5 million, respectively, of the Company's total revenue was generated from fuel surcharges. We also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Results of Operations - Truckload Services

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Years Ended December 31,
	2012	2011	2010
Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	50.7	44.4	44.4
Fuel expense, net of fuel surcharge	10.4	18.8	19.8
Rent and purchased transportation	0.3	1.6	2.3
Depreciation and amortization	14.0	12.8	11.1
Operating supplies and expenses	14.3	14.5	12.4
Operating taxes and licenses	1.8	1.9	2.0
Insurance and claims	5.0	4.9	5.3
Communications and utilities	0.8	0.9	1.1
Other	1.9	2.3	2.0
Loss on sale or disposal of property	0.0	0.0	0.1
Total operating expenses	99.2	102.1	100.5
Operating income (loss)	0.8	(2.1)	(0.5)
Non-operating income	1.2	0.6	0.3
Interest expense	(0.9)	(0.7)	(0.8)
Income (loss) before income taxes	1.1%	(2.2)%	(1.0)%

2012 Compared to 2011

For the year ended December 31, 2012, truckload services revenue, before fuel surcharges, increased 2.9% to $273.4 million as compared to $265.8 million for the year ended December 31, 2011. The increase relates primarily an increase in the average number of miles traveled per unit each work day from 434 miles during 2011 to 449 miles during 2012.

Salaries, wages and benefits increased from 44.4% of revenues, before fuel surcharges, during 2011 to 50.7% of revenues, before fuel surcharges, during 2012. The increase relates primarily to an increase in driver lease expense, which is a component of salaries, wages and benefits. The increase in driver lease expense is the result of an increase in the average number of owner operators under contract from 48 during 2011 to 149 during 2012. The increase in costs in this category, as they relate to the increase in owner operators, are partially offset by a decrease in other expense categories, such as repairs and fuel, which are generally borne by the owner operator. Partially offsetting the increase related to owner operator expenses was a decrease in expenses associated with employee workers’ compensation benefits.

Fuel expense, net of fuel surcharge, decreased from 18.8% of revenues, before fuel surcharges, during 2011 to 10.4% of revenues, before fuel surcharges, during 2012. The decrease relates primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel and to an increase in the average miles-per-gallon (“mpg”) experienced. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased from $1.43 during 2011 to $0.91 during 2012 as a result of more favorable fuel surcharge arrangements made with customers and to an increase in the number of owner operators in our fleet. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner operators is reflected as a reduction in net fuel expense, while fuel surcharges paid to owner operators for their services is reported along with their base rate of pay in the Salaries, wages and benefits category. These categorizations have the effect of reducing our net fuel expense while increasing Salaries, wages and benefits category, as discussed above. The average mpg experienced increased during 2012 as compared to the mpg experienced during 2011 as a result of replacing older trucks with newer trucks, which are more fuel efficient and to the implementation of driver bonus programs which are tied directly to fuel efficiency.

Rent and purchased transportation decreased from 1.6% of revenues, before fuel surcharges, during 2011 to 0.3% of revenues, before fuel surcharges, during 2012. The decrease relates primarily to a decrease in amounts paid for third-party equipment rentals and to third-party transportation service providers as well as a decrease in amounts reserved for excess mileage fees paid to certain equipment manufacturers upon the trade of older trucks for new trucks.

Depreciation and amortization increased from 12.8% of revenues, before fuel surcharges, during 2011 to 14.0% of revenues, before fuel surcharges, during 2012. The increase relates primarily to purchases of new trucks made during 2012 which replaced older trucks within the fleet. These new truck replacements have a significantly higher purchase price than those trucks that are being replaced and are also being depreciated over a shorter period of time as the Company accelerates its truck replacement cycle from every five years to a replacement cycle of every three years. This reduction in replacement cycle, combined with a higher purchase price, results in higher depreciation expense over a shorter period of time. The decrease in the truck replacement cycle time is intended to reduce fuel costs, improve driver and customer satisfaction, and to reduce long-term maintenance costs as well as increase fleet efficiency by reducing maintenance down-time.

Operating supplies and expenses decreased from 14.5% of revenues, before fuel surcharges, during 2011 to 14.3% of revenues, before fuel surcharges, during 2012. The decrease relates primarily to a decrease in amounts paid for equipment maintenance costs during 2012 as compared to amounts paid during 2011 as a result of replacing older equipment with new equipment. Partially offsetting this decrease was an increase in amounts paid for driver training schools during 2012 as compared to amounts paid during 2011. The increase in driver training and recruiting costs are a result of heightened competition for qualified drivers as industry demand has increased and increased regulations have forced some drivers to exit the profession.

Operating taxes and licenses decreased from 1.9% of revenues, before fuel surcharges, during 2011 to 1.8% of revenues, before fuel surcharges, during 2012. The decrease, as a percentage of revenue, resulted from the interaction of expenses with fixed-cost characteristics, such as registration fees, with an increase in revenues for the periods compared. On a dollar basis, operating taxes and licenses, which consists primarily of equipment registration fees, increased from $4.9 million during 2011 to $5.0 million during 2012.

Insurance and claims expense increased from 4.9% of revenues, before fuel surcharges, during 2011 to 5.0% of revenues, before fuel surcharges, during 2012. The increase relates primarily to an increase in auto liability and cargo related claims expenses incurred during 2012 as compared to 2011.

Other expenses decreased from 2.3% of revenues, before fuel surcharges, during 2011 to 1.9% of revenues, before fuel surcharges, during 2012. The decrease relates primarily to a decrease in amounts expensed for uncollectible revenue, professional services, and for other supplies and expenses.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased to 99.2% for 2012 from 102.1% for 2011.

Non-operating income increased from 0.6% of revenues, before fuel surcharges, during 2011 to 1.2% of revenues, before fuel surcharges, during 2012. The components of this category consist primarily of dividends earned and gains or losses on the Company’s investments in marketable equity securities. The increase relates primarily to an increase in the amount of dividends and capital gains recognized between the periods on the Company’s investments in marketable equity securities.

2011 Compared to 2010

For the year ended December 31, 2011, truckload services revenue, before fuel surcharges, increased 9.5% to $265.8 million as compared to $242.8 million for the year ended December 31, 2010. The increase related primarily to an increase in the average rate charged to customers per total mile during 2011 as compared to 2010. During 2011, the average rate charged to customers per total mile increased by $0.10 as compared to the average rate charged during 2010.

Salaries, wages and benefits remained at 44.4% of revenues, before fuel surcharges, for both 2010 and 2011. Using a dollar-based comparison, salaries, wages and benefits increased from $107.9 million during 2010 to $118.0 million during 2011. The dollar-based increase related primarily to the rescission of a pay rate reduction plan, an increase in driver wages, and an increase in driver lease expense. Rescission of the 5% pay rate reduction plan, which had been in effect during the first seven months of 2010 but not at anytime during 2011, had the effect of increasing comparative salaries and wages by 5% following the rescission date in August 2010. Driver wages increased as the number of company driver compensated miles increased from 192.1 million miles during 2010 to 195.1 million miles during  2011. Driver lease expense, which is a component of salaries, wages and benefits, increased as the average number of owner-operators under contract increased from 29 during 2010 to 48 during 2011. The Company also experienced an increase in expenses associated with employee workers compensation benefits.

Fuel expense, net of fuel surcharge, decreased from 19.8% of revenues, before fuel surcharges, during 2010 to 18.8% of revenues, before fuel surcharges, during 2011. The decrease, as a percentage of revenue, related to interaction of higher revenues without a proportional increase in fuel costs as the increase in the average rate charged to customers on a per-mile basis outpaced the per-mile increase in fuel costs. Using a dollar-based comparison, fuel expense increased from $48.1 million during 2010 to $49.9 million during 2011. The dollar-based increase related primarily to an increase in the average surcharge-adjusted price paid per gallon of fuel from $1.35 during 2010 to $1.43 paid per gallon during 2011. The fuel surcharge collections vary from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of declining fuel prices.

Rent and purchased transportation decreased from 2.3% of revenues, before fuel surcharges, in 2010 to 1.6% of revenues, before fuel surcharges, in 2011. The decrease related primarily to a decrease in amounts paid to third party transportation service providers.

Depreciation and amortization increased from 11.1% of revenues, before fuel surcharges, in 2010 to 12.8% of revenues, before fuel surcharges, in 2011. The increase related primarily to 2011 revenue equipment acquisitions placed in service during 2011 and to revisions made during 2011 to the estimated useful lives and residual values of our trucks to facilitate the acceleration of our planned truck replacement cycle from five years to three years. Using a dollar-based comparison, depreciation and amortization increased from $26.9 million during 2010 to $34.1 million during 2011 as the revisions generally resulted in higher monthly depreciation expense over a shorter period of time.

Operating supplies and expenses increased from 12.4% of revenues, before fuel surcharges, during 2010 to 14.5% of revenues, before fuel surcharges, during 2011. The increase related primarily to an increase in equipment maintenance and repair costs as the Company extended the life of its existing fleet of trucks and trailers during 2010. Also contributing to the increase was an increase in amounts paid to driver training schools for the periods compared as competition for qualified drivers increased during a period when increased regulations forced some drivers to exit the profession. On a dollar basis, operating supplies and expenses increased from $30.1 million during 2010 to $38.7 million during 2011. The primary components of the increase were an increase in maintenance and repair costs of $6.6 million and an increase in driver recruiting costs of $1.5 million.

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

Insurance and claims expense decreased from 5.3% of revenues, before fuel surcharges, during 2010 to 4.9% of revenues, before fuel surcharges, during 2011. The decrease, as a percentage of revenue, related to the interaction of insurance premiums, based on a factor other than revenue, with increased revenues. Insurance premiums based on a mileage basis, such as auto liability premiums, and on a value basis, such as physical damage premiums, decreased as a percentage of revenues as a result of higher revenues for the periods compared. On a dollar basis, insurance and claims expense increased from $12.8 million during 2010 to $13.1 million during 2011. This dollar-based increase related primarily to an increase in amounts reserved for auto liability claims during 2011 as compared to 2010.

Other expenses increased from 2.0% of revenues, before fuel surcharges, during 2010 to 2.3% of revenues, before fuel surcharges, during 2011. The increase related primarily to an increase in building rents, advertising expenses and professional services fees.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased to 102.1% for 2011 from 100.5% for 2010.

Non-operating income increased from 0.3% of revenues, before fuel surcharges, during 2010 to 0.6% of revenues, before fuel surcharges, during 2011. The components of this category consist primarily of dividends earned and gains or losses on the Company’s investments in marketable equity securities. The increase related primarily to an increase in the amount of dividends and capital gains recognized between the periods on the Company’s investments in marketable equity securities.

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

	Years Ended December 31,
	2012	2011	2010
Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	1.8	1.9	4.6
Fuel expense	0.0	0.0	0.0
Rent and purchased transportation, net of fuel surcharge	95.2	95.7	93.0
Depreciation and amortization	0.0	0.0	0.0
Operating supplies and expenses	0.0	0.0	0.0
Operating taxes and licenses	0.0	0.0	0.0
Insurance and claims	0.0	0.0	0.1
Communications and utilities	0.1	0.2	0.3
Other	0.2	0.3	0.7
Gain on sale or disposal of property	0.0	0.0	(1.2)
Total operating expenses	97.3	98.1	97.5
Operating income	2.7	1.9	2.5
Non-operating income	0.2	0.1	0.3
Interest expense	(0.2)	(0.1)	(0.6)
Income before income taxes	2.7%	1.9%	2.2%

2012 Compared to 2011

For the year ended December 31, 2012, logistics and brokerage services revenues, before fuel surcharges, increased 32.1% to $24.3 million as compared to $18.4 million for the year ended December 31, 2011. The increase was primarily the result of an increase in the number of loads brokered during 2012 as compared to 2011.

Salaries, wages and benefits decreased from 1.9% of revenues, before fuel surcharges, in 2011 to 1.8% of revenues, before fuel surcharges, in 2012. The decrease, as a percentage of revenues, resulted primarily from the fixed cost characteristics of wages which do not fluctuate with changes in revenue, such as general and administrative and marketing wages. Using a dollar-based comparison, salaries, wages and benefits increased from $0.3 million during 2011 to $0.4 million during 2012 as the number of employees assigned to the logistics and brokerage services division increased.

Rent and purchased transportation decreased from 95.7% of revenues, before fuel surcharges, in 2011 to 95.2% of revenues, before fuel surcharges, in 2012. The decrease relates to a decrease in amounts charged by third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased to 97.3% for 2012 from 98.1% for 2011.

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

Salaries, wages and benefits decreased from 4.6% of revenues, before fuel surcharges, in 2010 to 1.9% of revenues, before fuel surcharges, in 2011. The decrease related to a decrease in salaries and benefits associated with the closing of a brokerage office located in New Jersey during the third quarter of 2010.

Rent and purchased transportation increased from 93.0% of revenues, before fuel surcharges, in 2010 to 95.7% of revenues, before fuel surcharges, in 2011. The increase related to an increase in amounts charged by third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased to 98.1% for 2011 from 97.5% for 2010.

Results of Operations - Combined Services

2012 Compared to 2011

Income tax expense was approximately $1.4 million in 2012 resulting in an effective rate of 39.4%, as compared to an income tax benefit of approximately $2.7 million in 2011 resulting in an effective rate of 48.9%. The effective tax rate differs from the statutory rate primarily due to the existence of partially non-deductible meal and incidental expense per-diem payments to company drivers. Per-diem payments may cause a significant difference in the Company’s effective tax rate from period-to-period as the proportion of non-deductible expenses to pre-tax net income increases or decreases.

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

As of December 31, 2012, there were no significant unrecognized tax benefits and an adjustment to the Company’s consolidated financial statements for uncertain tax positions was not required as management believes that the Company’s significant tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2009 and forward remain open to examination in those jurisdictions. During 2012, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions and does not believe it is reasonably possible that our unrecognized tax benefits will significantly change within the next twelve months.

The combined net income for all divisions was $2.2 million, or 0.7% of revenues, before fuel surcharge, for 2012 as compared to the combined net loss for all divisions of $2.9 million or 1.0% of revenues, before fuel surcharge, for 2011. The increase in income resulted in an increase in diluted earnings per share to $0.25 for 2012 from a diluted loss per share of $0.32 for 2011.

2011 Compared to 2010

Income tax benefit was approximately $2.7 million in 2011 resulting in an effective rate of 48.9%, as compared to an income tax benefit of approximately $0.9 million in 2010 resulting in an effective rate of 59.2%. The effective tax rate differed from the statutory rate primarily due to the existence of partially non-deductible meal and incidental expense per-diem payments to company drivers as well as tax credits related to the Company’s purchase of qualified alternative motor fuel vehicles during 2010. Per-diem payments may cause a significant difference in the Company’s effective tax rate from period-to-period as the proportion of non-deductible expenses to pre-tax net income increases or decreases.

We determined, based on significant judgment, that a valuation allowance against our deferred tax assets was not necessary. Management evaluates the ability to realize its deferred tax assets based upon negative and positive evidence available and, based on the evidence available, management concluded that it was "more likely than not" that we would be able to realize the benefit of our deferred tax assets in the near future.

As of December 31, 2011, there were no significant unrecognized tax benefits and an adjustment to the Company’s consolidated financial statements for uncertain tax positions was not required as management believed that the Company’s significant tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2009 and forward remain open to examination in those jurisdictions. During 2011, the Company had not recognized or accrued any interest or penalties related to uncertain income tax positions and did not believe it was reasonably possible that our unrecognized tax benefits would significantly change within the next twelve months.

The combined net loss for all divisions was $2.9 million, or 1.0% of revenues, before fuel surcharge, for 2011 as compared to the combined net loss for all divisions of $0.7 million or 0.2% of revenues, before fuel surcharge, for 2010. The decrease in income resulted in an increase in the diluted loss per share from $0.07 for 2010 to a diluted loss per share of $0.32 for 2011.

Quarterly Results of Operations

The following table presents selected consolidated financial information for each of our last eight fiscal quarters through December 31, 2012. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the quarterly information.

	Quarter Ended
	Mar. 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012	Mar. 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011
	(unaudited)
	(in thousands, except earnings per share data)
Operating revenues	$96,155	$94,156	$94,549	$95,773	$85,026	$95,890	$88,938	$89,389
Total operating expenses	95,069	92,884	93,610	96,167	88,839	94,291	91,634	89,822
Operating income (loss)	1,086	1,272	939	(394)	(3,813)	1,599	(2,696)	(433)
Net income (loss)	674	935	881	(311)	(1,978)	693	(1,705)	133
Earnings (loss) per common share:
Basic	$0.08	$0.11	$0.10	$(0.04)	$(0.21)	$0.08	$(0.19)	$0.02
Diluted	$0.08	$0.11	$0.10	$(0.04)	$(0.21)	$0.08	$(0.19)	$0.02

Liquidity and Capital Resources

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our lines of credit, installment notes, and investment margin account.

During 2012, we generated $33.6 million in cash from operating activities compared to $34.9 million and $15.0 million in 2011 and 2010, respectively. Investing activities used $72.6 million in cash during 2012 compared to $61.4 million and $14.2 million in 2011 and 2010, respectively. The cash used for investing activities in all three years related primarily to the purchase of revenue equipment such as trucks and trailers or related equipment such as auxiliary power units. Financing activities provided $39.3 million in cash during 2012 compared to $12.9 million and $3.1 million in cash provided during 2011 and 2010, respectively. See the Consolidated Statements of Cash Flows in Item 8 of this Report.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing lines of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations, to finance capital expenditures and repay long-term debt. During 2012 and 2011, we utilized cash on hand, installment notes, and our lines of credit to finance revenue equipment purchases of approximately $95.1 million and $67.6 million, respectively.

Occasionally we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 12 to 60 months. At December 31, 2012, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $102.1 million. These installment notes are payable in monthly installments, ranging from 36 monthly installments to 60 monthly installments, at a weighted average interest rate of 3.02%. At December 31, 2011, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $52.2 million. These installment notes were payable in 36 monthly installments at a weighted average interest rate of 3.66%.

In order to maintain our truck and trailer fleet count it is often necessary to purchase replacement units and place them in service before trade units are removed from service. The timing of this process often requires the Company to pay for new units without any reduction in price for trade units. In this situation, the Company later receives payment for the trade units as they are delivered to the equipment vendor and have passed vendor inspection. During the twelve months ended December 31, 2012 and 2011, the Company received approximately $12.7 million and $4.0 million, respectively, for units delivered for trade.

During 2012, the Company negotiated an increase in its revolving line of credit from $30.0 million to $35.0 million. Amounts outstanding under the line bear interest at LIBOR (determined as of the first day of each month) plus 1.95% (2.16% at December 31, 2012), are secured by our trade accounts receivable and mature on June 1, 2014. At December 31, 2012, outstanding advances on the line were approximately $6.5 million, including letters of credit of $1.1 million, with availability to borrow $28.5 million.

The Company also maintains an investment margin account which is periodically used as a source for the purchase of marketable equity securities and short-term liquidity.

Trade accounts receivable at December 31, 2012 increased approximately $2.0 million as compared to December 31, 2011. The increase relates to a general increase in freight revenue and fuel surcharge revenue, which flows through the accounts receivable account, during 2012 as compared to the freight revenue and fuel surcharge revenue generated during 2011.

Marketable equity securities at December 31, 2012 decreased approximately $2.9 million as compared to December 31, 2011. The decrease was primarily related to sales of marketable equity securities with a combined cost basis of $2.2 million and to a decrease in market value of approximately $0.9 million. At December 31, 2012, the remaining marketable equity securities have a combined cost basis of approximately $10.5 million and a combined fair market value of approximately $17.3 million. The Company has developed a strategy to invest in securities from which it expects to receive dividends that qualify for favorable tax treatment, as well as appreciate in value. The Company anticipates that increases in the market value of the investments combined with dividend payments will exceed interest rates paid on borrowings for the same period. During 2012 the Company had net unrealized pre-tax losses of approximately $0.8 million and received dividends of approximately $0.8 million. The holding term of these securities depends largely on the general economic environment, the equity markets, borrowing rates and the Company's cash requirements.

Revenue equipment, at December 31, 2012, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units and auxiliary power units, increased approximately $6.6 million as compared to December 31, 2011. The increase relates primarily to the purchase of new trucks to replace older trucks which have not yet been retired or are otherwise in the process of being traded or sold and to the purchase of new trailers during 2012 without corresponding trailer retirements as the Company intends to increase its trailer fleet size. Partially offsetting the increase was the disposition of older, fully depreciated, Qualcomm™ units as the Company replaced older units with newer units offering more advanced capabilities.

Accounts payable at December 31, 2012 decreased approximately $4.8 million as compared to December 31, 2011. The decrease is primarily related to a decrease in the amount of bank drafts outstanding in excess of bank balance as compared to bank drafts outstanding at December 31, 2011. As of December 31, 2012 bank drafts of approximately $4.8 million were reclassified to accounts payable as compared to approximately $7.0 million reclassified as of December 31, 2011. Also contributing to the decrease was a decrease in amounts accrued for the purchase of revenue equipment received which had not been paid for by the end of the period and a decrease in amounts accrued for the purchase of fuel.

Accrued expenses and other liabilities at December 31, 2012 increased approximately $11.6 million as compared to December 31, 2011. The increase is primarily related to a $10.7 million increase in margin account borrowings secured by the Company’s investments in marketable equity securities. The Company periodically uses this margin account for the purchase of marketable equity securities and as a source of short-term liquidity.

Current maturities of long term-debt and long-term debt fluctuations are reviewed on an aggregate basis as the classification of amounts in each category are typically affected merely by the passage of time. Current maturities of long-term debt and long-term debt, on an aggregate basis at December 31, 2012, increased approximately $45.9 million as compared to December 31, 2011. The increase was related to additional borrowings received during 2012 net of the principal portion of scheduled installment note payments made during 2012.

During 2012, the Company paid cash dividends of approximately $17.4 million and we currently intend to retain our future earnings to finance our growth and do not anticipate paying additional dividends in the foreseeable future.

For 2013, we expect to purchase 550 new trucks and 720 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $53.1 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our anticipated future cash flows and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Contractual Obligations and Commercial Commitments

The following table sets forth the Company's contractual obligations and commercial commitments as of December 31, 2012:

	Payments due by period (in thousands)
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 Years

Long-term debt (1)	$123,321	$31,608	$89,435	$2,278	$-
Operating leases (2)	1,905	741	638	321	205
Lease residual value guarantees	197	32	165	-	-
Total	$125,423	$32,381	$90,238	$2,599	$205

(1)	Including interest.
(2)	Represents equipment, building, facilities, and drop yard operating leases.

Off-Balance Sheet Arrangements

During 2010, the Company entered into an operating lease for the lease of trailers. This lease included a requirement that we guarantee a portion of the residual value of the trailers at the end of the lease term up to a certain amount. As a result, we are subject to the risk that equipment values may decline below the amount of the guaranteed residual amount which would result in the Company being required to make cash payments for a limited deficiency amount. At December 31, 2012, the maximum amount of the potential deficiency obligation equates to $197,000. We currently anticipate that the value of the trailers at the end of the lease will be sufficient to cover the guaranteed portion of the expected residual value of the trailers and that a cash payment will not be required. To the extent the expected value at the end of the lease becomes lower than the amount of the residual value guaranteed, we would begin accruing for the difference over the remaining lease term.

The trailers held under operating leases are not carried on our balance sheet and respective lease payments are reflected in our consolidated statement of operations as a component of the caption “Rents and purchased transportation”. Rent expense related to the trailers under the operating lease agreements totaled $371,000 for the year ended December 31, 2012.

Insurance

With respect to physical damage for trucks, cargo loss and auto liability, the Company maintains insurance coverage to protect it from certain business risks. These policies are with various carriers and have per occurrence deductibles of $2,500, $10,000 and $2,500 respectively. The Company maintains workers’ compensation coverage in Arkansas, Ohio, Oklahoma, Mississippi, and Florida with a $500,000 self-insured retention and a $500,000 per occurrence excess policy. The Company has elected to opt out of workers' compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has reserved for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers’ compensation claims. Letters of credit aggregating approximately $1,101,000 and certificates of deposit totaling $300,000 are held by banks as security for workers’ compensation claims. The Company self insures for employee health claims with a stop loss of $275,000 per covered employee per year and estimates its liability for claims incurred but not reported.

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

Significantly all of the Company’s cash flows from operations are generated by trucks and trailers, and as such, the cost of other long-lived assets are funded by those operations. Therefore, management tests for the recoverability of all of the Company’s long-lived assets as a single group at the entity level and examines the forecasted future cash flows generated by trucks and trailers, including their eventual disposition, to determine if those cash flows exceed the carrying value of the long-lived assets. As of December 31, 2012, the projected cash flows expected to be generated from long-lived assets exceeded their carrying value. As such, no impairment indicators existed and no impairment losses were recorded during the period. The forecasted cash flows were estimated using assumptions about future operations. To the extent that facts and circumstances change in the future, our estimates of future cash flows may also change either positively or negatively.

Claims accruals. The Company is self-insured for health and workers' compensation benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred, but not reported (IBNR) claims. IBNR claims are estimated using historical lag information and other data either provided by outside claims administrators or developed internally. Actual claims payments may differ from management’s estimates as a result of a number of factors, including evaluation of severity, increases in legal or medical costs, and other case-specific factors. The actual claims payments are charged against the Company’s recorded accrued claims liabilities and have been reasonable with respect to the estimates of the liabilities made under the Company’s methodology. However, the estimation process is generally subjective, and to the extent that future actual results materially differ from original estimates made by management, adjustments to recorded accruals may be necessary which could have a material effect on the Company’s consolidated financial statements. Based upon our 2012 health and workers' compensation expenses, a 10% increase in both claims incurred and claims incurred but not reported, would increase our annual health and workers' compensation expenses by $0.7 million.

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

Equity Price Risk

We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities decreased to $17.3 million at December 31, 2012 from $20.3 million at December 31, 2011. The decrease includes additional purchases of $0.2 million, sales of $2.2 million, return of capital proceeds of $0.1 million, and a decrease in the fair market value, net of write-downs, of approximately $0.9 million during 2012. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.7 million. For additional information with respect to the marketable equity securities, see Note 3 to our consolidated financial statements.

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

Commodity Price Risk

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our 2012 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by approximately $11.1 million.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk related to the activities of our branch office located in Mexico. Currently, we do not hedge our exchange rate exposure through any currency forward contracts, currency options, or currency swaps as all of our revenues, and substantially all of our expenses and capital expenditures, are transacted in U.S. dollars. However, certain operating expenditures and capital purchases related to our Mexico branch office are incurred in or exposed to fluctuations in the exchange rate between the U.S. Dollar and the Mexican peso. Based on 2012 expenditures denominated in pesos, a 10% increase in the exchange rate would increase our annual operating expenses by approximately $50,000.

Item 8. Financial Statements and Supplementary Data.

The following statements are filed with this report:

Report of Independent Registered Public Accounting Firm – Grant Thornton LLP
Consolidated Balance Sheets - December 31, 2012 and 2011
Consolidated Statements of Operations - Years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income - Years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows - Years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
P.A.M. Transportation Services, Inc.

We have audited the accompanying consolidated balance sheets of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P.A.M. Transportation Services, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
Tulsa, Oklahoma
March 15, 2013

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2012 AND 2011 (in thousands, except share and per share data)

ASSETS	2012	2011

CURRENT ASSETS:
Cash and cash equivalents	$507	$180
Accounts receivable—net:
Trade	50,017	48,019
Other	3,558	2,218
Inventories	1,770	1,658
Prepaid expenses and deposits	11,274	10,993
Marketable equity securities	17,320	20,264
Income taxes refundable	354	233

Total current assets	84,800	83,565

PROPERTY AND EQUIPMENT:
Land	4,924	4,924
Structures and improvements	15,952	14,206
Revenue equipment	331,197	324,644
Office furniture and equipment	6,719	9,002

Total property and equipment	358,792	352,776

Accumulated depreciation	(128,353)	(159,646)

Net property and equipment	230,439	193,130

OTHER ASSETS	2,430	2,398

TOTAL ASSETS	$317,669	$279,093

		(Continued)

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2012 AND 2011 (in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	2012	2011

CURRENT LIABILITIES:
Accounts payable	$19,025	$23,803
Accrued expenses and other liabilities	21,308	9,670
Current maturities of long—term debt	28,918	17,438
Deferred income taxes—current	3,272	2,277

Total current liabilities	72,523	53,188

Long-term debt—less current portion	78,583	44,135
Deferred income taxes—less current portion	44,368	44,293

Total liabilities	195,474	141,616

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,384,207 and 11,378,207 shares issued; 8,701,607 and 8,695,607 shares outstanding at December 31, 2012 and December 31, 2011, respectively	114	114
Additional paid-in capital	78,448	78,036
Accumulated other comprehensive income	4,235	4,705
Treasury stock, at cost; 2,682,600 shares	(37,239)	(37,239)
Retained earnings	76,637	91,861

Total stockholders’ equity	122,195	137,477

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$317,669	$279,093

		(Concluded)
See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010 (in thousands, except per share data)

	2012	2011	2010
OPERATING REVENUES:
Revenue, before fuel surcharge	$297,698	$284,178	$282,524
Fuel surcharge	82,935	75,065	49,470

Total operating revenues	380,633	359,243	331,994

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	139,062	118,321	109,728
Fuel expense	111,378	124,956	97,523
Rents and purchased transportation	23,815	21,842	42,469
Depreciation	38,298	34,163	27,035
Operating supplies and expenses	39,011	38,659	30,105
Operating taxes and licenses	5,003	4,952	4,954
Insurance and claims	13,744	13,070	12,820
Communications and utilities	2,235	2,496	2,731
Other	5,350	6,029	5,169
(Gain) loss on disposition of equipment	(166)	98	(337)

Total operating expenses and costs	377,730	364,586	332,197

OPERATING INCOME (LOSS)	2,903	(5,343)	(203)

NON-OPERATING INCOME	3,288	1,551	852
INTEREST EXPENSE	(2,596)	(1,798)	(2,252)

INCOME (LOSS) BEFORE INCOME TAXES	3,595	(5,590)	(1,603)

FEDERAL & STATE INCOME TAX EXPENSE (BENEFIT):
Current	51	35	195
Deferred	1,365	(2,768)	(1,143)

Total federal & state income tax expense (benefit)	1,416	(2,733)	(948)

NET INCOME (LOSS)	$2,179	$(2,857)	$(655)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.25	$(0.32)	$(0.07)
Diluted	$0.25	$(0.32)	$(0.07)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,700	9,056	9,415
Diluted	8,702	9,056	9,415

DIVIDENDS DECLARED PER COMMON SHARE	$2.00	$-	$-

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010 (in thousands)

	2012	2011	2010

NET INCOME (LOSS)	$2,179	$(2,857)	$(655)

Other comprehensive income (loss), net of tax:

Reclassification adjustment for realized gains on marketable
securities included in net income (1)	(1,009)	(526)	(189)

Reclassification adjustment for unrealized losses on marketable
securities included in net income (2)	44	196	37

Changes in fair value of marketable securities (3)	495	629	1,495

COMPREHENSIVE INCOME (LOSS)	$1,709	$(2,558)	$688

_______________
(1) Net of deferred income taxes of $(618), $(322) and $(125), respectively.
(2) Net of deferred income taxes of $27, $120 and $24, respectively.
(3) Net of deferred income taxes of $304, $386 and $842, respectively.

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010 (in thousands, except per share data)
	Common Stock Shares / Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

BALANCE— January 1, 2010	9,414	$114	$77,704	$3,063	$(29,127)	$95,373	$147,127

Net loss						(655)	(655)
Other comprehensive income, net of tax of $741				1,343			1,343
Exercise of stock options-shares issued including tax benefits	1		10				10
Share-based compensation			123				123

BALANCE— December 31, 2010	9,415	114	77,837	4,406	(29,127)	94,718	147,948

Net loss						(2,857)	(2,857)
Other comprehensive income, net of tax of $184				299			299
Exercise of stock options-shares issued including tax benefits	5		35				35
Treasury stock repurchases	(724)				(8,112)		(8,112)
Share-based compensation			164				164

BALANCE— December 31, 2011	8,696	114	78,036	4,705	(37,239)	91,861	137,477

Net income						2,179	2,179
Other comprehensive income, net of tax of $(287)				(470)			(470)
Exercise of stock options-shares issued including tax benefits	6		60				60
Dividends on common stock, $2 per share						(17,403)	(17,403)
Share-based compensation			352				352

BALANCE— December 31, 2012	8,702	$114	$78,448	$4,235	$(37,239)	$76,637	$122,195

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010 (in thousands)
	2012	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$2,179	$(2,857)	$(655)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	38,298	34,163	27,035
Bad debt (recovery) expense	(285)	22	274
Stock compensation—net of excess tax benefits	346	149	118
Provision for (benefit from) deferred income taxes	1,365	(2,768)	(1,143)
Reclassification of unrealized loss on marketable equity securities	70	315	60
Recognized gain on sale of marketable equity securities	(2,362)	(817)	(329)
(Gain) loss on sale or disposal of equipment	(166)	98	(337)
Changes in operating assets and liabilities:
Accounts receivable	(2,837)	1,580	(2,232)
Prepaid expenses, deposits, inventories, and other assets	(426)	(2,290)	(5,005)
Income taxes (payable) refundable	(115)	2,139	(1,883)
Trade accounts payable	(3,369)	4,987	108
Accrued expenses and other liabilities	927	174	(1,007)
Net cash provided by operating activities	33,625	34,895	15,004

INVESTING ACTIVITIES:
Purchases of property and equipment	(98,046)	(69,352)	(24,056)
Proceeds from disposition of equipment	21,190	9,023	11,614
Changes in restricted cash	(215)	(40)	(746)
Sales of marketable equity securities	4,554	1,137	622
Purchases of marketable equity securities, net of return of capital	(77)	(2,142)	(1,621)
Net cash used in investing activities	(72,594)	(61,374)	(14,187)

FINANCING ACTIVITIES:
Borrowings under line of credit	445,224	349,868	378,347
Repayments under line of credit	(449,135)	(340,540)	(378,347)
Borrowings of long-term debt	72,991	36,064	15,048
Repayments of long-term debt	(23,152)	(24,430)	(11,970)
Borrowings under margin account	15,948	1,512	-
Repayments under margin account	(5,237)	(1,512)	-
Repurchases of common stock	-	(8,112)	-
Stock compensation excess tax benefits	6	16	5
Dividends paid	(17,403)	-	-
Exercise of stock options	54	19	4
Net cash provided by financing activities	39,296	12,885	3,087

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	327	(13,594)	3,904

CASH AND CASH EQUIVALENTS—Beginning of year	180	13,774	9,870
CASH AND CASH EQUIVALENTS—End of year	$507	$180	$13,774

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid during the period for:
Interest	$2,558	$1,778	$2,243
Income taxes	$174	$90	$2,296

NONCASH INVESTING AND FINANCING ACTIVITIES—
Purchases of revenue equipment included in accounts payable	$2,794	$4,211	$2,525

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

Bank Overdrafts–The Company classifies bank overdrafts in current liabilities as an accounts payable and does not offset other positive bank account balances located at the same or other financial institutions. Bank overdrafts generally represent checks written that have not yet cleared the Company’s bank accounts. The majority of the Company’s bank accounts are zero balance accounts that are funded at the time items clear against the account by drawings against a line of credit, therefore the outstanding checks represent bank overdrafts. Because the recipients of these checks have generally not yet received payment, the Company continues to classify bank overdrafts as accounts payable. Bank overdrafts are classified as changes in accounts payable in the cash flows from operating activities section of the Company’s Consolidated Statement of Cash Flows. Bank overdrafts as of December 31, 2012 and 2011 were approximately $4,803,000 and $6,997,000, respectively.

Accounts Receivable Other–The components of accounts receivable other consist primarily of amounts representing company driver advances, owner-operator advances, equipment manufacturer warranties, and restricted cash. Advances receivable from company drivers as of December 31, 2012 and 2011, were approximately $882,000 and $601,000, respectively. Restricted cash consists of cash proceeds from the sale of trucks and trailers under our like-kind exchange (“LKE”) tax program. See Note 11, “Federal and State Income Taxes,” for a discussion of the Company’s LKE tax program. We classify restricted cash as a current asset within “Accounts receivable-other” as the exchange process must be completed within 180 days in order to qualify for income tax deferral treatment. The changes in restricted cash balances are reflected as an investing activity in our Consolidated Statements of Cash Flows as they relate to the sales and purchases of revenue equipment.

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

The Company’s management periodically evaluates whether changes to estimated useful lives and/or salvage values are necessary to ensure its estimates accurately reflect the economic use of the assets. During 2012, management adjusted the estimated useful lives and salvage values of certain trucks based on such an evaluation. These changes resulted in a decrease in depreciation expense of approximately $450,000 during 2012. This reduction in depreciation expense increased the Company’s 2012 reported net income by approximately $300,000 ($0.03 per diluted share).

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

Advertising Expense–Advertising costs are expensed as incurred and totaled approximately $685,000, $437,000 and $239,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Reporting Segments–The Company's operations are all in the motor carrier segment and are aggregated into a single reporting segment in accordance with the aggregation criteria under Generally Accepted Accounting Principles (“GAAP”). The Company provides truckload transportation services as well as brokerage and logistics services to customers throughout the United States and portions of Canada and Mexico. Truckload transportation services revenues, excluding fuel surcharges, represented 91.8%, 93.5% and 85.9% of total revenues, excluding fuel surcharges, for the twelve months ended December 31, 2012, 2011 and 2010, respectively. Remaining revenues, excluding fuel surcharges, for each respective year were generated by brokerage and logistics services.

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

Foreign Currency Transactions– The functional currency of the Company’s foreign branch office in Mexico is the U.S. dollar. The Company remeasures the monetary assets and liabilities of this branch office, which are maintained in the local currency ledgers, at the rates of exchange in effect at the end of the reporting period. Revenues and expenses recorded in the local currency during the period are remeasured using average exchange rates for each period. Non-monetary assets and liabilities are remeasured using historical rates. Any resulting exchange gain or loss from the remeasurement process are included in non-operating income in the Company’s consolidated statements of operations.

Recent Accounting Pronouncements– In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires an organization to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income (“OCI”), but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012. The adoption of this guidance is not expected to have a significant impact on the Company’s financial condition, results of operations, or cash flow.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. Retrospective presentation for all comparative periods presented is required. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, and is not expected to have a material effect on the Company’s financial condition, results of operations, or cash flow.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05”). ASU 2011-05 requires presentation of all non-owner changes in equity to be presented in one continuous statement of comprehensive income or in two separate but consecutive statements. It also prohibits the inclusion of comprehensive income items in the statement of equity. Also, the amendments in this update do not change the items that must be reported in OCI or when an item of OCI must be reclassified to net income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU 2011-05 was modified by the issuance of ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 in December 2011. This amendment deferred certain paragraphs of ASU 2011-05 that required reclassifications of items from OCI to net income by component of net income and by component of OCI. The adoption of the revised guidance on January 1, 2012 did not have a material effect on the Company’s financial condition, results of operations, or cash flow.

2.	TRADE ACCOUNTS RECEIVABLE

The Company's receivables result primarily from the sale of transportation and logistics services. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Accounts receivable which consist of both billed and unbilled receivables are presented net of an allowance for doubtful accounts. Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectibility. Accounts receivable balances consist of the following components as of December 31, 2012 and 2011:

	2012	2011
	(in thousands)

Billed	$44,374	$44,370
Unbilled	6,800	5,723
Allowance for doubtful accounts	(1,157)	(2,074)

Total accounts receivable—net	$50,017	$48,019

An analysis of changes in the allowance for doubtful accounts for the years ended December 31, 2012, 2011 and 2010 follows:

	2012	2011	2010
	(in thousands)

Balance—beginning of year	$2,074	$2,418	$2,660
Provision for bad debts	(285)	22	529
Charge-offs	(632)	(565)	(1,100)
Recoveries	-	199	329
Balance—end of year	$1,157	$2,074	$2,418

3.	MARKETABLE EQUITY SECURITIES

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

For the years ended December 31, 2012, 2011 and 2010, the evaluation resulted in an impairment charges of approximately $71,000, $315,000 and $60,000, respectively, being reported  in the Company’s non-operating income in its statement of operations.

The following table sets forth cost, market value and unrealized gain/(loss) on equity securities classified as available-for-sale and equity securities classified as trading as of December 31, 2012 and 2011.

	2012	2011
	(in thousands)
Available-for-sale securities
Fair market value	$17,188	$20,123
Cost	10,361	12,539
Unrealized gain	$6,827	$7,584

Trading securities
Fair market value	$132	$141
Cost	158	157
Unrealized loss	$(26)	$(16)

Total
Fair market value	$17,320	$20,264
Cost	10,519	12,696
Unrealized gain	$6,801	$7,568

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities that are classified as available-for-sale as of December 31, 2012 and 2011.

	2012	2011
	(in thousands)
Available-for-sale securities
Gross unrealized gains	$6,960	$7,866
Gross unrealized losses	133	282

Net unrealized gains	$6,827	$7,584

As of December 31, 2012 and 2011, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $4,235,000 and $4,705,000, respectively.

For the year ended December 31, 2012, the Company had net unrealized losses in market value on securities classified as available-for-sale of approximately $459,000, net of deferred income taxes. For the year ended December 31, 2011, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $825,000, net of deferred income taxes.

As of December 31, 2012, the Company's marketable securities that are classified as trading had gross recognized losses of approximately $26,000 and had no gross recognized gains. As of December 31, 2011, the Company's marketable securities that were classified as trading had gross recognized losses of approximately $16,000 and had no gross recognized gains. The following table shows recognized gains (losses) in market value for securities classified as trading during 2012, 2011 and 2010.

	2012	2011	2010
	(in thousands)
Trading securities
Recognized (loss) gain at beginning of period	$(16)	$14	$63
Recognized (loss) gain at end of period	(26)	(16)	14
Securities transferred from trading to available-for-sale	-	-	63

Change in net recognized (loss) gain	$(10)	$(30)	$14

Change in net recognized (loss) gain, net of taxes	$(6)	$(15)	$6

During 2012 and 2011, there were no reclassifications of marketable securities.

The following table shows the Company’s realized gains during 2012, 2011 and 2010 on certain securities which were held as available-for-sale. The cost of securities sold is based on the specific identification method and interest and dividends on securities are included in non-operating income.

	2012	2011	2010
	(in thousands)
Realized gains
Sale proceeds	$4,554	$1,137	$622
Cost of securities sold	2,183	289	308

Realized gains	$2,371	$848	$314

Realized gains, net of taxes	$1,437	$526	$190

The following table shows the Company’s investments’ approximate gross unrealized losses and fair value at December 31, 2012 and 2011. As of December 31, 2012 and 2011 there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	2012		2011
	(in thousands)
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses

Equity securities – Available for sale	$1,567	$133	$2,914	$282
Equity securities – Trading	129	26	141	16

Totals	$1,696	$159	$3,055	$298

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of December 31, 2012, the Company had outstanding borrowings of $10,711,000 under its margin account. As of December 31, 2011, the Company did not have any outstanding borrowings under its margin account.

4.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at December 31 are summarized as follows:

	2012	2011
	(in thousands)

Payroll	$2,733	$1,829
Accrued vacation	1,872	1,960
Taxes—other than income	2,063	1,956
Interest	152	114
Driver escrows	1,197	1,010
Margin account borrowings	10,711	-
Self-insurance claims	2,580	2,801

Total accrued expenses and other liabilities	$21,308	$9,670

5.	CLAIMS LIABILITIES

With respect to physical damage for trucks, cargo loss and auto liability, the Company maintains insurance coverage to protect it from certain business risks. These policies are with various carriers and have per occurrence deductibles of $2,500, $10,000 and $2,500 respectively. The Company has elected to self-insure for physical damage to trailers. The Company maintains workers’ compensation coverage in Arkansas, Ohio, Oklahoma, Mississippi, and Florida with a $500,000 self-insured retention and a $500,000 per occurrence excess policy. The Company has elected to opt out of workers' compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has accrued for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers’ compensation claims. Letters of credit aggregating approximately $1,101,000 and certificates of deposit totaling $300,000 are held by banks as security for workers’ compensation claims. The Company self insures for employee health claims with a stop loss of $275,000 per covered employee per year and estimates its liability for claims outstanding and claims incurred but not reported.

6.	LONG-TERM DEBT

Long-term debt at December 31, consists of the following:

	2012	2011
	(in thousands)
Line of credit with a bank—due June 1, 2014, and
collateralized by accounts receivable (1)	$5,417	$9,328
Equipment financing (2)	102,084	52,245
Total long-term debt	$107,501	$61,573
Less current maturities	(28,918)	(17,438)

Long-term debt—net of current maturities	$78,583	$44,135

(1)
Line of credit agreement with a bank provides for maximum borrowings of $35.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of LIBOR as of the first day of the month plus 1.95% (2.16% at December 31, 2012) and are secured by our trade accounts receivable. Monthly payments of interest are required under this agreement. Also, under the terms of the agreement the Company must have (a) a debt to equity ratio of no more than 2:1, and (b) maintain a tangible net worth of at least $115 million. The Company was in compliance with all provisions of the agreement throughout 2012.

(2)
Equipment financings consist of installment obligations for revenue equipment purchases, payable in various monthly installments with various maturity dates through September 2017, at a weighted average interest rate of 3.02% as of December 31, 2012 and collateralized by revenue equipment.

The Company has provided letters of credit to third parties totaling approximately $1,101,000 at December 31, 2012. The letters are held by these third parties to assist such parties in collection of any amounts due by the Company should the Company default in its commitments to the parties.

Scheduled annual maturities on long-term debt outstanding at December 31, 2012, are:

(in thousands)

2013	$28,918
2014	37,689
2015	38,674
2016	1,408
2017	812

Total	$107,501

7.	CAPITAL STOCK

The Company's authorized capital stock consists of 40,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. At December 31, 2012, there were 11,384,207 shares of our common stock issued and 8,701,607 shares outstanding. No shares of our preferred stock were issued or outstanding at December 31, 2012.

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

Preferred Stock

Preferred stock may be issued from time to time by our Board of Directors, without stockholder approval, in such series and with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or other provisions, as may be fixed by the Board of Directors in the resolution authorizing their issuance. The issuance of preferred stock by the Board of Directors could adversely affect the rights of holders of shares of common stock; for example, the issuance of preferred stock could result in a class of securities outstanding that would have certain preferences with respect to dividends and in liquidation over the common stock, and that could result in a dilution of the voting rights, net income per share and net book value of the common stock. As of December 31, 2012, we have no agreements or understandings for the issuance of any shares of preferred stock.

Treasury Stock

In November 2010, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock during the twelve month period following the announcement. All 500,000 shares were repurchased under this repurchase authorization prior to the authorization expiration date.

In September 2011, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock. Under this authorization, the Company repurchased 224,000 shares of its common stock during the fourth quarter of 2011. The Company did not repurchase any additional shares during 2012.

The Company accounts for Treasury stock using the cost method and as of December 31, 2012, 2,682,600 shares were held in the treasury at an aggregate cost of approximately $37,239,000.

8.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was comprised of net income (loss) plus or minus market value adjustments related to marketable securities. The components of comprehensive income (loss) were as follows:

	2012	2011	2010
	(in thousands)

Net income (loss)	$2,179	$(2,857)	$(655)

Other comprehensive income (loss):
Reclassification adjustment for realized gains
on marketable securities, included
in net income, net of income taxes	(1,009)	(526)	(189)
Reclassification adjustment for unrealized
losses on marketable securities, included in
net income, net of income taxes	44	196	37
Change in fair value of marketable
securities, net of income taxes	495	629	1,495

Total comprehensive income (loss)	$1,709	$(2,558)	$688

9.	SIGNIFICANT CUSTOMERS AND INDUSTRY CONCENTRATION

In 2012, 2011 and 2010, one customer, who is in the automobile manufacturing industry, accounted for 17%, 26% and 34% of revenues, respectively. The Company also provides transportation services to other manufacturers who are suppliers for automobile manufacturers including suppliers for the Company’s largest customer. As a result, concentration of the Company’s business within the automobile industry is significant. Of the Company’s revenues for 2012, 2011 and 2010, 37%, 38% and 40%, respectively, were derived from transportation services provided to the automobile manufacturing industry. Accounts receivable from the largest customer totaled approximately $10,947,000 and $13,506,000 at December 31, 2012 and 2011, respectively.

10.	DIVIDENDS

In March 2012, the Board declared a cash dividend of $1.00 per common share. This dividend was paid in cash on April 9, 2012 to stockholders of record at the close of business on March 30, 2012. In December 2012, the Board declared a cash dividend of $1.00 per common share. This dividend was paid in cash on December 28, 2012 to stockholders of record at the close of business on December 17, 2012. The Company currently intends to retain future earnings to finance the growth, development and expansion of its business and does not anticipate paying cash dividends in the future. Any future determination to pay dividends will be at the discretion of the Board and will depend on its financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends and other factors the Board deems relevant.

11.	FEDERAL AND STATE INCOME TAXES

Under GAAP, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax reporting purposes.

Significant components of the Company’s deferred tax liabilities and assets at December 31 are as follows:

	2012		2011
	(in thousands)
	Current	Long-Term	Current	Long-Term

Deferred tax liabilities:
Property and equipment	$-	$69,667	$-	$65,236
Unrealized gains on securities	2,591	-	2,879	-
Prepaid expenses and other	4,171	-	4,138	-

Total deferred tax liabilities	6,762	69,667	7,017	65,236

Deferred tax assets:
Allowance for doubtful accounts	439	-	787	-
Alternative minimum tax credit carryforward	-	193	-	215
QAFMV tax credit carryforward	-	864	-	864
New hire tax credit	-	124	-	124
Compensated absences	616	-	668	-
Self-insurance allowances	787	-	767	-
Share-based compensation	-	582	-	448
Goodwill	-	364	-	691
Marketable equity securities	723	-	1,691	-
Net operating loss carryover	-	23,115	-	18,522
Capital loss carryover	915	-	821	-
Non-competition agreement	-	47	-	64
Other	10	10	6	15

Total deferred tax assets	3,490	25,299	4,740	20,943

Net deferred tax liability	$3,272	$44,368	$2,277	$44,293

The reconciliation between the effective income tax rate and the statutory Federal income tax rate for the years ended December 31, 2012, 2011 and 2010 is presented in the following table:

	2012		2011		2010
	(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent

Income tax at the
statutory federal rate	$1,222	34.0	$(1,901)	34.0	$(545)	34.0
Nondeductible expense	138	3.8	171	(3.0)	217	(13.5)
QAFMV credit	-	-	-	-	(570)	35.6
New hire credit	-	-	(124)	2.2	-	-
State income taxes—net
of federal benefit	56	1.6	(879)	15.7	(50)	3.1

Total income tax expense (benefit)	$1,416	39.4	$(2,733)	48.9	$(948)	59.2

The provision (benefit) for income taxes consisted of the following:

	2012	2011	2010
	(in thousands)
Current:
Federal	$-	$-	$-
State	51	35	195
	51	35	195
Deferred:
Federal	1,166	(1,904)	(970)
State	199	(864)	(173)
	1,365	(2,768)	(1,143)

Total income tax expense (benefit)	$1,416	$(2,733)	$(948)

The Company has alternative minimum tax credits of approximately $193,000 at December 31, 2012, which have no expiration date under the current federal income tax laws and general business credits of approximately $988,000 which begin to expire after the year 2030. The Company also has net operating loss carryovers for federal income purposes of approximately $60,892,000 which begin to expire after the year 2030.

The Company does not have any material accrued interest or penalties associated with any unrecognized tax benefits. The Company's policy is to account for interest and penalties related to uncertain tax positions, if any, in income tax expense. The Company did not have any unrecognized tax benefits at December 31, 2012 or December 31, 2011 and there was no change in total gross unrecognized tax benefit liabilities for the year ended December 31, 2012.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which the Company operates generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2009 and forward remain open to examination in those jurisdictions.

During 2007, the Company contracted with a third-party qualified intermediary in order to implement a like-kind exchange tax program. Under the program, dispositions of eligible trucks or trailers and acquisitions of replacement trucks or trailers are made in a form whereby any associated tax gains related to the disposal are deferred. To qualify for like-kind exchange treatment, we exchange, through our qualified intermediary, eligible trucks or trailers being disposed with trucks or trailers being acquired that allows us to generally carryover the tax basis of the trucks or trailers sold. The program is expected to result in a significant deferral of federal and state income taxes. Under the program, the proceeds from the sale of eligible trucks or trailers carry a Company-imposed restriction for the acquisition of replacement trucks or trailers. These proceeds may be disqualified under the program at any time and at the Company’s sole discretion, however income tax deferral would not be available for any sale for which the Company disqualifies the related proceeds. At December 31, 2012, the Company had $503,000 of restricted cash held by the third-party qualified intermediary. At December 31, 2011, the Company had $718,000 of restricted cash held by the third-party qualified intermediary. Restricted cash is accounted for in “Accounts receivable-other”.

12.	STOCK-BASED COMPENSATION

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

Outstanding incentive stock options at December 31, 2012, must be exercised within either five or ten years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at December 31, 2012, must be exercised within either five or ten years from the date of grant.

During 2012, nonqualified options for 14,000 shares were issued under the 2006 Plan at an option exercise price of $11.54 per share and nonqualified options for 125,000 shares were issued under the 2006 Plan at an option exercise price of $10.90 per share. At December 31, 2012, 401,000 shares were available for granting future options.

In May 2012, the Company granted to certain key employees, 104,000 nonqualified stock options. The exercise price for these awards was fixed at the grant date and was equal to the fair market value of the stock on that date. The nonqualified stock options vest in increments of 20% each year. As of December 31, 2012, none of the options for shares have vested under this 104,000 share option grant.

In November 2010, the Company granted to certain key employees, 50,000 nonqualified stock options and 64,000 performance-based variable nonqualified stock options. The exercise price for these awards was fixed at the grant date and was equal to the fair market value of the stock on that date. The nonqualified stock options vest in increments of 20% each year. The performance-based nonqualified stock options were eligible to be earned in four quarterly installments and one annual installment with vesting to occur in increments of 20% each year for any options earned. In order to meet the performance criteria, certain quarterly and annual “operating ratio” results must have been achieved during 2011. During 2011, 4,442 performance-based variable nonqualified stock options were earned with vesting to begin during the third quarter of 2012. The remaining 59,558 performance-based variable nonqualified stock options expired as the related performance criteria was not met. As of December 31, 2012, 20,000 nonqualified stock options under this grant have vested and 889 performance-based variable nonqualified stock options under this grant have vested.

The total fair value of options vested during 2012, 2011 and 2010 was approximately $268,000, $162,000 and $118,000, respectively. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $352,000 during 2012 and includes approximately $199,000 recognized as a result of the increased annual grant of 5,000 shares to each non-employee director during 2012. The Company recognized a total income tax benefit of approximately $139,000 related to stock-based compensation expense during 2012. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.02 during 2012. As of December 31, 2012, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $749,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $195,000 in additional compensation expense related to unvested option awards during each of the years 2013 through 2014, $189,000 in additional compensation expense related to unvested option awards during 2015, $128,000 in additional compensation expense related to unvested option awards during 2016 and $42,000 in additional compensation expense related to unvested option awards during 2017.

Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $164,000 during 2011 and included approximately $98,000 recognized as a result of the annual grant of 2,000 shares to each non-employee director during the first quarter of 2011. The Company recognized a total income tax benefit of approximately $80,000 related to stock-based compensation expense during 2011. The recognition of stock-based compensation expense increased diluted and basic loss per common share by approximately $0.01 during 2011. As of December 31, 2011, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $272,000.

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

Transactions in stock options under these plans are summarized as follows:

	Shares Under Option	Weighted- Average Exercise Price

Outstanding—January 1, 2010:	186,500	$21.02
Granted	130,000	11.60
Exercised	(1,000)	3.84
Canceled	(64,000)	22.45

Outstanding—December 31, 2010:	251,500	$15.86
Granted	16,000	11.75
Exercised	(5,000)	3.84
Canceled	(81,558)	14.35

Outstanding—December 31, 2011:	180,942	$16.50
Granted	139,000	10.96
Exercised	(6,000)	9.04
Canceled	(78,500)	22.64

Outstanding—December 31, 2012:	235,442	$11.38

Options exercisable—December 31, 2012:	97,889	$11.94

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton (“BSM”) option-pricing model using the following assumptions:

	2012	2011	2010

Dividend yield	0%	0%	0%
Volatility range	57.88%—65.89%	65.81%	57.35%—64.31%
Risk-free rate range	0.64%—1.09%	1.79%	1.80%—1.99%
Expected life	4.2 years—6.5 years	4.3 years	4.3 years—6.5 years
Fair value of options (per share)	$5.54—$6.06	$6.14	$6.34—$7.38

The Company does not anticipate paying any additional dividends in the foreseeable future. The estimated volatility is based on the historical volatility of our stock. The risk free rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of the options was calculated based on the historical exercise behavior.

Information related to the Company’s option activity as of December 31, 2012, and changes during the year then ended is presented below:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding at January 1, 2012	180,942	$16.50
Granted	139,000	10.96
Exercised	(6,000)	9.04
Canceled/forfeited/expired	(78,500)	22.64
Outstanding at December 31, 2012	235,442	$11.38	6.9	$25,560

Fully vested and exercisable at December 31, 2012	97,889	$11.94	3.9	$25,560
___________________________
* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on December 31, 2012, was $10.23.

The weighted-average grant-date fair value of options granted during the years 2012, 2011 and 2010 was $5.96, $6.14 and $6.47 per share, respectively. The weighted-average grant-date fair value of options either canceled, forfeited, or expired during the years 2012, 2011 and 2010 was $8.88, $6.43 and $9.03 per share, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010, was approximately $15,000, $33,000 and $2,000, respectively.

A summary of the status of the Company’s nonvested options as of December 31, 2012 and changes during the year ended December 31, 2012, is presented below:

	Number of Options	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2012	44,442	$6.34
Granted	139,000	5.96
Canceled/forfeited/expired	-	-
Vested	(45,889)	5.83
Nonvested at December 31, 2012	137,553	$6.13

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of December 31, 2012 and the number and weighted average exercise price of options exercisable as of December 31, 2012 is as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$3.84	4,000	1.2	4,000
$10.90	21,000	4.4	21,000
$10.90	104,000	9.4	-
$11.22	54,442	7.9	20,889
$11.54	12,000	4.2	12,000
$11.75	12,000	3.2	12,000
$14.32	14,000	2.2	14,000
$14.98	14,000	0.2	14,000
	235,442	6.9	97,889

Cash received from option exercises totaled approximately $54,000, $19,000 and $4,000 during the years ended December 31, 2012, 2011 and 2010, respectively. The Company issues new shares upon option exercise.

13.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share was computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per common share was calculated as follows:

	For the Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)

Net income (loss)	$2,179	$(2,857)	$(655)

Basic weighted average common shares outstanding	8,700	9,056	9,415
Dilutive effect of common stock equivalents	2	-	-

Diluted weighted average common shares outstanding	8,702	9,056	9,415

Basic earnings (loss) per share	$0.25	$(0.32)	$(0.07)

Diluted earnings (loss) per share	$0.25	$(0.32)	$(0.07)

Average options outstanding to purchase 227,199, 233,717 and 164,850 shares of common stock for December 31, 2012, 2011 and 2010, respectively, were not included in the computation of diluted earnings (loss) per share because to do so would have an anti-dilutive effect.

14.	BENEFIT PLAN

The Company sponsors a benefit plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deductible contributions to the plan. The plan provides for employer matching contributions of 50% of each participant’s voluntary contribution up to 3% of the participant’s compensation and vests at the rate of 20% each year until fully vested after five years. Total employer matching contributions to the plan totaled approximately $193,000, $224,000 and $245,000 in 2012, 2011 and 2010, respectively.

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

The Company leases certain semi-trailers and premises under noncancelable operating lease agreements. Future minimum annual lease payments under these leases are as follows:

2013	$740,908
2014	366,865
2015	270,799
2016	157,976
2017 and thereafter	367,602

Total	$1,904,150

Total rental expense, net of amounts reimbursed for the years ended December 31, 2012, 2011 and 2010 was approximately $1,555,000, $1,602,000, and $1,124,000, respectively.

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

At December 31, 2012, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$17,320	$17,320	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying values and estimated fair values of this other long-term debt at December 31, 2012 and 2011 are summarized as follows:

	2012		2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$102,084	$101,969	$52,245	$52,170

The Company has not elected the fair value option for any of our financial instruments.

17.	RELATED PARTY TRANSACTIONS

In the normal course of business, transactions for transportation and repair services, property leases and other services are conducted between the Company and companies affiliated with a major stockholder. The Company recognized approximately $3,298,000, $3,011,000 and $5,800,000 in operating revenue and approximately $1,313,000, $1,316,000 and $830,000 in operating expenses in 2012, 2011 and 2010, respectively.

The Company purchased physical damage, auto liability, and general liability insurance through an unaffiliated insurance broker which was written by an insurance company affiliated with a major stockholder. Premiums paid for physical damage coverage were approximately $1,590,000, $1,536,000 and $1,696,000 for 2012, 2011 and 2010, respectively. Premiums paid for auto liability coverage during 2012, 2011 and 2010 were approximately $9,235,000, $8,947,000 and $8,831,000, respectively. Premiums paid for general liability coverage during 2012, 2011 and 2010 were approximately $22,000, $22,000 and $22,000, respectively. Beginning in 2012, the Company secured coverage for workers’ compensation insurance under the same arrangement. Premiums paid for workers’ compensation coverage during 2012 was approximately $84,000.

Amounts owed to the Company by these affiliates were approximately $1,822,000 and $1,271,000 at December 31, 2012 and 2011, respectively. Of the accounts receivable at December 31, 2012, approximately  $216,000 represents revenue resulting from maintenance performed in the Company’s maintenance facilities and charges paid by the Company to third parties on behalf of their affiliate and charged back at the amount paid, $1,501,000 represents freight transportation, $92,000 represents property lease charges, and $12,000 represents cross-border inspection charges. Amounts payable to affiliates at December 31, 2012 and 2011 were approximately $564,000 and $554,000 respectively.

18.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present quarterly financial information for 2012 and 2011:

	2012
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Operating revenues	$96,155	$94,156	$94,549	$95,773
Operating expenses and costs	95,069	92,884	93,610	96,167

Operating income (loss)	1,086	1,272	939	(394)
Non-operating income	594	895	1,188	611
Interest expense	561	605	645	785
Income tax expense (benefit)	445	627	601	(257)

Net income (loss)	$674	$935	$881	$(311)

Net income (loss) per common share:
Basic	$0.08	$0.11	$0.10	$(0.04)
Diluted	$0.08	$0.11	$0.10	$(0.04)

Average common shares outstanding:
Basic	8,696	8,702	8,702	8,702
Diluted	8,698	8,703	8,703	8,702

	2011
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Operating revenues	$85,026	$95,890	$88,938	$89,389
Operating expenses and costs	88,839	94,291	91,634	89,822

Operating (loss) income	(3,813)	1,599	(2,696)	(433)
Non-operating income	1,126	26	173	226
Interest expense	490	491	375	442
Income tax (benefit) expense	(1,199)	441	(1,193)	(782)

Net (loss) income	$(1,978)	$693	$(1,705)	$133

Net (loss) income per common share:
Basic	$(0.21)	$0.08	$(0.19)	$0.02
Diluted	$(0.21)	$0.08	$(0.19)	$0.02

Average common shares outstanding:
Basic	9,392	9,098	8,941	8,798
Diluted	9,392	9,102	8,941	8,798

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
P.A.M. Transportation Services, Inc.

We have audited the internal control over financial reporting of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 15, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Tulsa, Oklahoma
March 15, 2013

Item 9B. Other Information.

None.

PART III

Portions of the information required by Part III of Form 10-K are, pursuant to General Instruction G (3) of Form 10-K, incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held on May 23, 2013. We will, within 120 days of the end of our fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

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

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2012, information about compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans approved by Security Holders	235,442	$11.38	401,000

Equity Compensation Plans not approved by Security Holders	-0-	-0-	-0-

Total	235,442	$11.38	401,000

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

Report of Independent Registered Public Accounting Firm - Grant Thornton LLP
Consolidated Balance Sheets - December 31, 2012 and 2011
Consolidated Statements of Operations - Years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income - Years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows - Years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted as the requiredinformation is inapplicable, or because the information is presented in the consolidated financial statements or related notes.

(3)	Exhibits.

The following exhibits are filed with or incorporated by reference into this Report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Form S-1 Registration Statement under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986 (“1986 S-1”); (ii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (“6/30/94 10-Q”); (iii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (“6/30/95 10-Q”); (iv) the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (“9/30/96 10-Q”); (v) the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“3/31/02 10-Q”); (vi) Form 8-K filed on May 31, 2006 (“5/31/06 8-K”); (vii) the Form 8-K filed on December 11, 2007 (“12/11/07 8-K”); (viii) the Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 10-K”); (ix) Form 8-K filed on July 10, 2009 (“7/10/09 8-K”); or (x) Form 8-K filed on December 3, 2010 (“12/03/10 8-K”).

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

*4.4.1		Second Amendment to Security Agreement dated July 3, 1996 by and between P.A.M. Transport, Inc. and First Tennessee National Bank Association (Exh. 4.1.2, 9/30/96 10-Q)

*4.4.2		First Amendment to Security Agreement dated July 3, 1996 by and between Choctaw Express, Inc. and First Tennessee Bank National Association (Exh. 4.1.3, 9/30/96 10-Q)

*4.4.3		Security Agreement dated July 3, 1996 by and between Allen Freight Services, Inc. and First Tennessee Bank National Association (Exh. 4.1.4, 9/30/96 10-Q)

*4.5		Fourth Amendment to Loan Agreement dated July 26, 1994 among First Tennessee Bank National Association, Registrant and P.A.M. Transport, Inc. together with Promissory Note (Exh. 4.6, 2007 10-K)

*10.1	(1)	Employment Agreement between the Registrant and Daniel H. Cushman, dated June 29, 2009 (Exh. 10.2, 7/10/09 8-K)

*10.2	(1)	2006 Stock Option Plan (Exh. 10.1, 5/31/06 8-K)

*10.3	(1)	Form of Non-Qualified Stock Option Agreement for Non-Employee Director stock options that are granted under the 2006 Stock Option Plan (Exh. 10.2, 5/31/06 8-K)

*10.4	(1)	Incentive Compensation Plan (Exh. 10.3, 7/10/09 8-K)

*10.5	(1)	Consulting Agreement between the Registrant and Manuel J. Moroun, dated December 6, 2007 (Exh. 10.10, 2007 10-K)

*10.6	(1)	Form of Stock Option Agreement based on performance schedule and granted under the 2006 Stock Option Plan (Exh. 10.1, 12/03/10 8-K)

*10.7	(1)	Form of Stock Option Agreement granted under the 2006 Stock Option Plan (Exh. 10.2, 12/03/10 8-K)

21.1	Subsidiaries of the Registrant

23.1	Consent of Grant Thornton LLP

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: March 13, 2013	By:	/s/ Daniel H. Cushman
DANIEL H. CUSHMAN
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 13, 2013	By:	/s/ Frederick P. Calderone
FREDERICK P. CALDERONE, Director

Dated: March 13, 2013	By:	/s/ Frank L. Conner
FRANK L. CONNER, Director

Dated: March 13, 2013	By:	/s/ Daniel H. Cushman
DANIEL H. CUSHMAN
President and Chief Executive Officer, Director
(principal executive officer)

Dated: March 13, 2013	By:	/s/ W. Scott Davis
W. SCOTT DAVIS, Director

Dated: March 13, 2013	By:	/s/ Manuel J. Moroun
MANUEL J. MOROUN, Director

Dated: March 13, 2013	By:	/s/ Matthew T. Moroun
MATTHEW T. MOROUN, Director and Chairman of the Board

Dated: March 13, 2013	By:	/s/ Lance K. Stewart
LANCE K. STEWART
Vice President-Finance, Chief Financial Officer,
Secretary and Treasurer
(principal financial and accounting officer)

Dated: March 13, 2013	By:	/s/ Daniel C. Sullivan
DANIEL C. SULLIVAN, Director

Dated: March 13, 2013	By:	/s/ Charles F. Wilkins
CHARLES F. WILKINS, Director

EXHIBIT INDEX

The following exhibits are filed with or incorporated by reference into this Report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Form S-1 Registration Statement under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986 (“1986 S-1”); (ii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (“6/30/94 10-Q”); (iii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (“6/30/95 10-Q”); (iv) the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (“9/30/96 10-Q”); (v) the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“3/31/02 10-Q”); (vi) Form 8-K filed on May 31, 2006 (“5/31/06 8-K”); (vii) the Form 8-K filed on December 11, 2007 (“12/11/07 8-K”); (viii) the Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 10-K”); (ix) Form 8-K filed on July 10, 2009 (“7/10/09 8-K”); or (x) Form 8-K filed on December 3, 2010 (“12/03/10 8-K”).

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

*4.4.1		Second Amendment to Security Agreement dated July 3, 1996 by and between P.A.M. Transport, Inc. and First Tennessee National Bank Association (Exh. 4.1.2, 9/30/96 10-Q)

*4.4.2		First Amendment to Security Agreement dated July 3, 1996 by and between Choctaw Express, Inc. and First Tennessee Bank National Association (Exh. 4.1.3, 9/30/96 10-Q)

*4.4.3		Security Agreement dated July 3, 1996 by and between Allen Freight Services, Inc. and First Tennessee Bank National Association (Exh. 4.1.4, 9/30/96 10-Q)

*4.5		Fourth Amendment to Loan Agreement dated July 26, 1994 among First Tennessee Bank National Association, Registrant and P.A.M. Transport, Inc. together with Promissory Note (Exh. 4.6, 2007 10-K)

*10.1	(1)	Employment Agreement between the Registrant and Daniel H. Cushman, dated June 29, 2009 (Exh. 10.2, 7/10/09 8-K)

*10.2	(1)	2006 Stock Option Plan (Exh. 10.1, 5/31/06 8-K)

*10.3	(1)	Form of Non-Qualified Stock Option Agreement for Non-Employee Director stock options that are granted under the 2006 Stock Option Plan (Exh. 10.2, 5/31/06 8-K)

*10.4	(1)	Incentive Compensation Plan (Exh. 10.3, 7/10/09 8-K)

*10.5	(1)	Consulting Agreement between the Registrant and Manuel J. Moroun, dated December 6, 2007 (Exh. 10.10, 2007 10-K)

*10.6	(1)	Form of Stock Option Agreement based on performance schedule and granted under the 2006 Stock Option Plan (Exh. 10.1, 12/03/10 8-K)

*10.7	(1)	Form of Stock Option Agreement granted under the 2006 Stock Option Plan (Exh. 10.2, 12/03/10 8-K)

21.1		Subsidiaries of the Registrant

23.1		Consent of Grant Thornton LLP

31.1		Rule 13a-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a) Certification of Principal Financial Officer

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

(1) Management contract or compensatory plan or arrangement.