Form 10-Q
period 2013-03-31
PAM TRANSPORTATION SERVICES INC
filed 2013-05-10
CIK 798287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2013
Common Stock, $.01 Par Value	8,665,677

P.A.M. TRANSPORTATION SERVICES, INC.
Form 10-Q
For The Quarter Ended March 31, 2013

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) (in thousands, except share and per share data)
	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$873	$507
Accounts receivable-net:
Trade	58,688	50,017
Other	4,978	3,558
Inventories	1,622	1,770
Prepaid expenses and deposits	9,292	11,274
Marketable equity securities	19,000	17,320
Income taxes refundable	332	354
Total current assets	94,785	84,800

Property and equipment:
Land	4,924	4,924
Structures and improvements	15,975	15,952
Revenue equipment	331,671	331,197
Office furniture and equipment	7,078	6,719
Total property and equipment	359,648	358,792
Accumulated depreciation	(123,162)	(128,353)
Net property and equipment	236,486	230,439

Other assets	2,430	2,430

TOTAL ASSETS	$333,701	$317,669

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,633	$19,025
Accrued expenses and other liabilities	23,744	21,308
Current maturities of long-term debt	25,219	28,918
Deferred income taxes-current	3,911	3,272
Total current liabilities	75,507	72,523

Long-term debt-less current portion	91,472	78,583
Deferred income taxes-less current portion	44,045	44,368
Total liabilities	211,024	195,474

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,384,207 and
11,384,207 shares issued; 8,665,677 and 8,701,607 shares outstanding
at March 31, 2013 and December 31, 2012, respectively	114	114
Additional paid-in capital	78,676	78,448
Accumulated other comprehensive income	5,286	4,235
Treasury stock, at cost; 2,718,530 and 2,682,600 shares, respectively	(37,580)	(37,239)
Retained earnings	76,181	76,637
Total shareholders’ equity	122,677	122,195

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$333,701	$317,669

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
OPERATING REVENUES:
Revenue, before fuel surcharge	$77,828	$75,168
Fuel surcharge	22,154	20,987
Total operating revenues	99,982	96,155

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	41,109	32,041
Fuel expense	26,970	30,847
Rents and purchased transportation	6,384	6,998
Depreciation	10,094	9,247
Operating supplies and expenses	8,849	9,325
Operating taxes and licenses	1,271	1,240
Insurance and claims	3,438	3,335
Communications and utilities	601	590
Other	1,660	1,410
(Gain) loss on disposition of equipment	(142)	36
Total operating expenses and costs	100,234	95,069

OPERATING (LOSS) INCOME	(252)	1,086

NON-OPERATING INCOME	283	594
INTEREST EXPENSE	(815)	(561)

(LOSS) INCOME BEFORE INCOME TAXES	(784)	1,119

FEDERAL AND STATE INCOME TAX (BENEFIT) EXPENSE:
Current	-	34
Deferred	(328)	411
Total federal and state income tax (benefit) expense	(328)	445

NET (LOSS) INCOME	$(456)	$674

(LOSS) INCOME PER COMMON SHARE:
Basic	$(0.05)	$0.08
Diluted	$(0.05)	$0.08

AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,688	8,696
Diluted	8,688	8,698

DIVIDENDS DECLARED PER COMMON SHARE	$-	$1.00

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Comprehensive Income (unaudited) (in thousands)

	Three Months Ended
	March 31,
	2013	2012

NET (LOSS) INCOME	$(456)	$674

Other comprehensive income (loss), net of tax:

Reclassification adjustment for realized gains on marketable
securities included in net income (1)	(4)	(142)

Reclassification adjustment for unrealized losses on marketable
securities included in net income (2)	15	-

Changes in fair value of marketable securities (3)	1,040	795

COMPREHENSIVE INCOME	$595	$1,327

__________
(1) Net of deferred income taxes of $(2) and $(87), respectively.
(2) Net of deferred income taxes of $(9) and $0, respectively.
(3) Net of deferred income taxes of $655 and $486, respectively.

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Three Months Ended
	March 31,
	2013	2012
OPERATING ACTIVITIES:
Net (loss) income	$(456)	$674
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	10,094	9,247
Bad debt expense	301	153
Stock compensation-net of excess tax benefits	228	99
(Benefit from) provision for deferred income taxes	(328)	411
Reclassification of unrealized loss on marketable equity securities	24	-
Recognized gain on sale of marketable equity securities	(20)	(315)
(Gain) loss on sale or disposal of equipment	(142)	36
Changes in operating assets and liabilities:
Accounts receivable	(8,424)	(11,241)
Prepaid expenses, inventories, and other assets	2,130	695
Income taxes refundable	23	29
Trade accounts payable	3,966	2,013
Accrued expenses and other liabilities	2,592	1,726
Net cash provided by operating activities	9,988	3,527

INVESTING ACTIVITIES:
Purchases of property and equipment	(23,676)	(22,336)
Proceeds from disposition of equipment	7,320	4,657
Change in restricted cash	(1,969)	1,716
Sales of marketable equity securities	13	526
Purchases of marketable equity securities, net of return of capital	(3)	46
Net cash used in investing activities	(18,315)	(15,391)

FINANCING ACTIVITIES:
Borrowings under line of credit	31,204	104,347
Repayments under line of credit	(25,986)	(101,729)
Borrowings of long-term debt	16,776	18,795
Repayments of long-term debt	(12,804)	(9,691)
Borrowings under margin account	49	734
Repayments under margin account	(205)	(562)
Repurchases of common stock	(341)	-
Exercise of stock options	-	55
Net cash provided by financing activities	8,693	11,949

NET INCREASE IN CASH AND CASH EQUIVALENTS	366	85

CASH AND CASH EQUIVALENTS-Beginning of period	507	180

CASH AND CASH EQUIVALENTS-End of period	$873	$265

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$831	$567
Income taxes	$7	$5

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$2,437	$2,226
Common stock dividends declared included in accrued expenses and other liabilities	$-	$8,702

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Shareholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2013	8,702	$114	$78,448	$4,235	$(37,239)	$76,637	$122,195

Net loss						(456)	(456)

Other comprehensive income, net of tax of $644				1,051			1,051

Treasury stock repurchases	(36)				(341)		(341)

Share-based compensation			228				228

Balance at March 31, 2013	8,666	$114	$78,676	$5,286	$(37,580)	$76,181	$122,677

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2013

NOTE A:  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

NOTE B:  RECENT ACCOUNTING PRONOUNCEMENTS
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires an organization to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income (“OCI”), but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012. The adoption of this guidance on January 1, 2013, did not have a significant impact on the Company’s financial condition, results of operations, or cash flow.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. Retrospective presentation for all comparative periods presented is required. The adoption of this guidance on January 1, 2013, did not have a significant impact on the Company’s financial condition, results of operations, or cash flow.

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

Marketable equity securities classified as available-for-sale are carried at fair value, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income in shareholders’ equity. Realized gains and losses, declines in value judged to be other-than-temporary on available-for-sale securities, and increases or decreases in value on trading securities, if any, are included in the determination of net income. A quarterly evaluation is performed in order to judge whether declines in value below cost should be considered temporary and when losses are deemed to be other-than-temporary. Several factors are considered in this evaluation process including the severity and duration of the decline in value, the financial condition and near-term outlook for the specific issuer and the Company’s ability to hold the securities. For the quarter ended March 31, 2013, the Company determined that an impairment charge of approximately $24,000 was necessary. For the quarter ended March 31, 2012, the Company determined that an impairment charge was not necessary.

The following table sets forth cost, market value and unrealized gain/(loss) on equity securities classified as available-for-sale and equity securities classified as trading as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
	(in thousands)
Available-for-sale securities
Fair market value	$18,855	$17,188
Cost	10,334	10,361
Unrealized gain	$8,521	$6,827

Trading securities
Fair market value	$145	$132
Cost	157	158
Unrealized loss	$(12)	$(26)

Total
Fair market value	$19,000	$17,320
Cost	$10,491	10,519
Unrealized gain	$8,509	$6,801

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities that are classified as available-for-sale as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
	(in thousands)
Available-for-sale securities:
Gross unrealized gains	$8,578	$6,960
Gross unrealized losses	57	133
Total unrealized gains	$8,521	$6,827

As of March 31, 2013 and December 31, 2012, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $5,286,000 and $4,235,000, respectively.

For the quarter ended March 31, 2013, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $986,000, net of deferred income taxes. For the year ended December 31, 2012, the Company had net unrealized losses in market value on securities classified as available-for-sale of approximately $459,000, net of deferred income taxes.

For the quarter ended March 31, 2013, the Company's marketable securities that are classified as trading had gross recognized losses of approximately $12,000 and no gross recognized gains. For the quarter ended March 31, 2012, the Company's marketable securities that are classified as trading had gross recognized gains of approximately $4,000 and gross recognized losses of approximately $2,000. The following table shows recognized gains (losses) in market value for securities classified as trading during the first three months of 2013 and 2012.

	Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Trading securities
Recognized loss at beginning of period	$(26)	$(16)
Recognized (loss) gain at end of period	(12)	2
Net recognized gain	$14	$18

Net recognized gain (loss), net of taxes	$9	$11

There were no reclassifications of marketable securities during the first three months of 2013 or 2012.

The following table shows the Company’s realized gains during the first three months of 2013 and 2012 on certain securities which were held as available-for sale. The cost of securities sold is based on the specific identification method and interest and dividends on securities are included in non-operating income.

	Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Realized gains
Sale proceeds	$13	$526
Cost of securities sold	6	229
Realized gains	$7	$297

Realized gains, net of taxes	$4	$179

The following table shows the Company’s investments’ approximate gross unrealized losses and fair value of those securities in a loss position at March 31, 2013 and December 31, 2012. These investments consist of equity securities. As of March 31, 2013 and December 31, 2012 there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	March 31, 2013		December 31, 2012
	(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities – Available-for-sale	$1,392	$57	$1,567	$133
Equity securities – Trading	145	12	129	26
Totals	$1,537	$69	$1,696	$159

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of March 31, 2013 and December 31, 2012, the Company had outstanding borrowings of approximately $10,554,000 and $10,711,000, respectively, under its margin account. Margin account borrowings are used for the purchase of marketable equity securities and as a source of short-term liquidity.

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

Outstanding stock options at March 31, 2013, must be exercised within either five or ten years from the date of grant. Stock options granted to Company employees generally vest in increments of 20% each year while stock options issued to non-employee directors provide for immediate vesting.

During the first three months of 2013, options for 35,000 shares were issued under the 2006 Plan at an option exercise price of $10.44 per share, and at March 31, 2013, 366,000 shares were available for granting future options.

The total grant date fair value of options vested during the first three months of 2013 was approximately $179,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first three months of 2013 was approximately $228,000 and includes approximately $179,000 recognized as a result of the annual grant of 5,000 shares to each non-employee director during the first quarter of 2013. The recognition of stock-based compensation expense increased diluted and basic loss per common share by approximately $0.01 during the three months ending March 31, 2013. As of March 31, 2013, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $700,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $146,000 in additional compensation expense related to unvested option awards during the remainder of 2013 and to recognize approximately $195,000, $189,000, 129,000, and $42,000 in additional compensation expense related to unvested option awards during the years 2014, 2015, 2016, and 2017, respectively.

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

The weighted average grant date fair value of options granted during the first three months of 2013 and 2012 was $5.13 per share and $5.88 per share, respectively.

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton (“BSM”) option-pricing model using the following assumptions:

	Three Months Ended
	March 31,
	2013	2012
Dividend yield	0%	0%
Volatility	62.69%	64.92%
Risk-free rate	0.61%	0.68%
Expected life	4.3 years	4.3 years
Fair value of options	$5.13	$5.88

The Company does not anticipate paying any additional cash dividends in the foreseeable future other than those dividends declared and paid in 2012. The estimated volatility is based on the historical volatility of our stock. The risk free rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of the options was calculated based on the historical exercise behavior.

Information related to option activity for the three months ended March 31, 2013 is as follows:

	Shares Under Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding-beginning of year	235,442	$11.38
Granted	35,000	10.44
Exercised	-	-
Cancelled/forfeited/expired	(19,313)	13.95
Outstanding at March 31, 2013	251,129	$11.05	6.8	$60,740

Exercisable at March 31, 2013	116,826	$11.13	4.4	$50,340
___________________________
* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on March 31, 2013, was $11.00.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of March 31, 2013 and the number and weighted average exercise price of options exercisable as of March 31, 2013 are as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$3.84	4,000	0.9	4,000
$10.44	35,000	4.9	35,000
$10.90	21,000	4.2	21,000
$10.90	104,000	9.2	-
$11.22	49,129	7.7	18,826
$11.54	12,000	3.9	12,000
$11.75	12,000	2.9	12,000
$14.32	14,000	1.9	14,000
	251,129	4.4	116,826

There were no options exercised during the three months ended March 31, 2013. Cash received from option exercises totaled approximately $55,000 during the three months ended March 31, 2012. The Company issues new shares upon option exercise.

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

	Three Months Ended March 31,
	2013		2012
	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$70,908	91.1	$68,535	91.2
Brokerage and Logistics Services revenue	6,920	8.9	6,633	8.8
Total revenues	$77,828	100.0	$75,168	100.0

NOTE F:  TREASURY STOCK
The Company accounts for Treasury stock using the cost method and as of March 31, 2013, 2,718,530 shares were held in the treasury at an aggregate cost of approximately $37,580,000. During the three months ending March 31, 2013, the Company repurchased 35,930 shares of its common stock at an aggregate cost of approximately $341,000.

NOTE G:  ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2013:

Unrealized gains and losses on available-for-sale securities
(in thousands)

Balance at December 31, 2012, net of tax of $2,592	$4,235

Other comprehensive income before reclassifications, net of tax of $651	1,040
Amounts reclassified from accumulated other comprehensive income, net of tax of $7	11

Net current-period other comprehensive income	1,051

Balance at March 31, 2013, net of tax of $3,235	$5,286

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013:

Details about Accumulated Other Comprehensive Income Component	Amount Reclassified from Accumulated Other Comprehensive Income (a)	Statement of Operations Classification
	(in thousands)
Unrealized gains and losses on available-for-sale securities:
Realized gain on sale of securities	$6	Non-operating income
Impairment expense	(24)	Non-operating income
Total before tax	(18)	(Loss) income before income taxes
Tax benefit	7	Income tax (benefit) expense
Total after tax	(11)	Net (loss) income

(a) Amounts in parentheses indicate debits to profit/loss

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

	Three Months Ended
	March 31,
	2013	2012
	(in thousands, except per share data)

Net (loss) income	$(456)	$674

Basic weighted average common shares outstanding	8,688	8,696
Dilutive effect of common stock equivalents	-	2
Diluted weighted average common shares outstanding	8,688	8,698

Basic (loss) earnings per share	$(0.05)	$0.08
Diluted (loss) earnings per share	$(0.05)	$0.08

Options to purchase 251,129 and 172,942 shares of common stock were outstanding at March 31, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because to do so would have an anti-dilutive effect.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of March 31, 2013, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the three months ended March 31, 2013, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

NOTE J:  FAIR VALUE OF FINANCIAL INSTRUMENTS
Our financial instruments consist of cash and cash equivalents, marketable equity securities, accounts receivable, trade accounts payable, and borrowings.

The Company follows the guidance for financial assets and liabilities measured on a recurring basis. This guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

At March 31, 2013, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$19,000	$19,000	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at March 31, 2013 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$106,057	$105,836

The Company has not elected the fair value option for any of its financial instruments.

NOTE K:  NOTES PAYABLE AND LONG-TERM DEBT
During the first three months of 2013, the Company’s subsidiaries entered into installment obligations totaling approximately $16.8 million for the purpose of purchasing revenue equipment. These obligations are payable in 36 monthly installments at a weighted average interest rate of 2.74%.

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

CRITICAL ACCOUNTING POLICIES
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the fiscal year ended December 31, 2012.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 91.1% and 91.2% of total revenues, excluding fuel surcharges for the three months ended March 31, 2013 and 2012, respectively. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended March 31, 2013 and 2012, approximately $22.2 million and $21.0 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES
The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Three Months Ended
	March 31,
	2013	2012
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	57.8	46.6
Fuel expense, net of fuel surcharge	6.8	14.4
Rent and purchased transportation	(0.1)	1.0
Depreciation	14.2	13.5
Operating supplies and expenses	12.5	13.6
Operating taxes and licenses	1.8	1.8
Insurance and claims	4.8	4.9
Communications and utilities	0.8	0.9
Other	2.3	2.0
Gain on sale or disposal of property	(0.2)	-
Total operating expenses	100.7	98.7
Operating (loss) income	(0.7)	1.3
Non-operating income	0.4	0.9
Interest expense	(1.1)	(0.8)
(Loss) income before income taxes	(1.4)	1.4

THREE MONTHS ENDED MARCH 31, 2013 VS. THREE MONTHS ENDED MARCH 31, 2012

During the first quarter of 2013, truckload services revenue, before fuel surcharges, increased 3.5% to $70.9 million as compared to $68.5 million during the first quarter of 2012. The increase was primarily due to an increase in both the number of miles traveled and the average rate charged to customers. The number of miles traveled increased from 50.7 million miles during the first quarter of 2012 to 51.7 million miles during the first quarter of 2013 primarily as a result of an increase in the average number of trucks in service, which increased from 1,747 trucks during the first quarter of 2012 to 1,804 trucks during the first quarter of 2013. The average rate charged per total mile during the first quarter of 2013 increased $0.02 as compared to the average rate charged during the first quarter of 2012. Also contributing to the increase was an increase in equipment utilization as the Company continues to replace older trucks, which generally have a higher probability for mechanical problems which could disrupt en route service thereby reducing route efficiency.

Salaries, wages and benefits increased from 46.6% of revenues, before fuel surcharges, in the first quarter of 2012 to 57.8% of revenues, before fuel surcharges, during the first quarter of 2012. The increase relates primarily to an increase in driver lease expense, which is a component of the Salaries, wages and benefits category, as the average number of owner operators under contract increased from 95 during the first quarter of 2012 to 257 during the first quarter of 2013. The increase in costs in this category, as they relate to the increase in the number of owner operators,  are partially offset by a decrease in other cost categories, such as repairs and fuel, which are generally borne by the owner operator. Also contributing to this increase was an increase in costs associated with workers compensation claims expensed during the first quarter of 2013 as compared to the first quarter of 2012 and was related to the accrual of an expected adverse settlement of a large workers’ compensation claim in excess of its estimated reserve.

Fuel expense, net of fuel surcharge, decreased from 14.4% of revenues, before fuel surcharges, during the first quarter of 2012 to 6.8% of revenues, before fuel surcharges, during the first quarter of 2013. The decrease was primarily related to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased from $1.17 during the first quarter of 2012 to $0.65 during the first quarter of 2013 as a result of more favorable fuel surcharge arrangements made with customers and to an increase in the number of owner operators in our fleet. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner operators is reflected as a reduction in net fuel expense, while fuel surcharges paid to owner operators for their services is reported along with their base rate in the Salaries, wages and benefits category. These categorizations have the effect of reducing our net fuel expense while increasing Salaries, wages and benefits category, as discussed above. The Company has also implemented driver bonus programs which are tied directly to fuel efficiency.

Depreciation increased from 13.5% of revenues, before fuel surcharges, during the first quarter of 2012 to 14.2% of revenues, before fuel surcharges, during the first quarter of 2013. The increase relates primarily to purchases of new trucks made since the first quarter of 2012 which replaced older trucks within the fleet. These new truck replacements have a significantly higher purchase price than those trucks that are being replaced and are being depreciated over a shorter period of time as the Company accelerates its truck replacement cycle from every five years to a replacement cycle of every three years. This reduction in replacement cycle, combined with a higher purchase price, results in higher depreciation expense over a shorter period of time. The decrease in the truck replacement cycle time is intended to reduce long-term maintenance costs as well as increase fleet efficiency by reducing maintenance down-time.

Rent and purchased transportation decreased from 1.0% of revenues, before fuel surcharges, during the first quarter of 2012 to a credit of 0.1% of revenues, before fuel surcharges, during the first quarter of 2013. The decrease relates primarily to a decrease in amounts paid for third-party equipment rentals and to third-party transportation service providers.

Operating supplies and expenses decreased from 13.6% of revenues, before fuel surcharges, during the first quarter of 2012 to 12.5% of revenues, before fuel surcharges, during the first quarter of 2013. The decrease relates primarily to a decrease in amounts paid for equipment maintenance costs during the first quarter of 2013 as compared to amounts paid during the first quarter of 2012 as a result of replacing older equipment with new equipment. Partially offsetting this decrease was an increase in amounts paid for driver training schools and driver layover compensation during the first quarter of 2013 as compared to amounts paid during the first quarter of 2012. The increase in driver training and recruiting costs are a result of heightened competition as industry demand for qualified drivers has increased while increased regulations have forced some qualified drivers to exit the profession.

Other expenses increased from 2.0% of revenues, before fuel surcharges, during the first quarter of 2012 to 2.3% of revenues, before fuel surcharges, during the first quarter of 2013. The increase relates primarily to an increase in amounts expensed for uncollectible revenue and for other supplies and expenses.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 98.7% for the first quarter 2012 to 100.7% for the first quarter of 2013.

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

	Three Months Ended
	March 31,
	2013	2012
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	2.2	1.4
Rent and purchased transportation	93.7	95.5
Communications and utilities	0.2	0.1
Other	0.3	0.3
Total operating expenses	96.4	97.3
Operating income	3.6	2.7
Non-operating income	0.0	0.2
Interest expense	(0.2)	(0.2)
Income before income taxes	3.4	2.7

THREE MONTHS ENDED MARCH 31, 2013 VS. THREE MONTHS ENDED MARCH 31, 2012

During the first quarter of 2013, logistics and brokerage services revenue, before fuel surcharges, increased 4.3% to $6.9 million as compared to $6.6 million during the first quarter of 2012. The increase relates to an increase in brokered load rates during the first quarter of 2013 as compared to the first quarter of 2012.

Salaries, wages and benefits increased from 1.4% of revenues, before fuel surcharges, in the first quarter of 2012 to 2.2% of revenues, before fuel surcharges, during the first quarter of 2013. The increase relates to an increase in the number of employees assigned to the logistics and brokerage services division.

Rent and purchased transportation decreased from 95.5% of revenues, before fuel surcharges, during the first quarter of 2012 to 93.7% of revenues, before fuel surcharges during the first quarter of 2013. The decrease, as a percentage of revenues, relates to the increase in brokerage revenue and a disproportionate increase in rates charged by third party logistics and brokerage service providers. On a dollar basis, rent and purchased transportation increased from $6.3 million during the first quarter of 2012 to $6.5 million during the first quarter of 2013.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 97.3% for the first quarter of 2012 to 96.4% for the first quarter of 2013.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED MARCH 31, 2013 VS. THREE MONTHS ENDED MARCH 31, 2012

Net loss for all divisions was approximately $0.5 million, or 0.6% of revenues, before fuel surcharge for the first quarter of 2013 as compared to net income of $0.7 million or 0.9% of revenues, before fuel surcharge for the first quarter of 2012. The decrease in income resulted in diluted loss per share of $0.05 for the first quarter of 2013 as compared to diluted income per share of $0.08 for the first quarter of 2012.

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

During the first three months of 2013, we generated $10.0 million in cash from operating activities. Investing activities used $18.3 million in cash in the first three months of 2013. Financing activities provided $8.7 million in cash in the first three months of 2013.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first three months of 2013, we utilized cash on hand, installment notes, and our lines of credit to finance revenue equipment purchases of approximately $23.3 million.

Occasionally, we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 60 months. During the first three months of 2013, the Company’s subsidiary, P.A.M. Transport, Inc. entered into installment obligations totaling approximately $16.8 million for the purpose of purchasing revenue equipment. These obligations are payable in 36 monthly installments at interest rates ranging from 2.49% to 3.27%.

During the remainder of 2013, we expect to purchase approximately 450 new trucks and 540 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $50.6 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying additional cash dividends in the foreseeable future other than those dividends declared and paid during 2012.

During the first three months of 2013 we maintained a $35.0 million revolving line of credit. Amounts outstanding under the line of credit bear interest at LIBOR (determined as of the first day of each month) plus 1.95% (2.15% at March 31, 2013), are secured by our accounts receivable and mature on June 1, 2014. At March 31, 2013 outstanding advances on the line of credit were approximately $11.7 million, including letters of credit totaling $1.1 million, with availability to borrow $23.3 million.

Trade accounts receivable increased from $50.0 million at December 31, 2012 to $58.7 million at March 31, 2013. The increase relates to a general increase in revenue, which flows through the accounts receivable account, during the first quarter of 2013 as compared to the last quarter of 2012.

Accounts receivable-other increased from $3.6 million at December 31, 2012 to $5.0 million at March 31, 2013. The increase relates primarily to an increase in amounts receivable from the Company’s third-party qualified intermediary. The Company contracts with a third-party qualified intermediary in order to accomplish like-kind exchanges related to its revenue equipment. Under the program, dispositions of eligible trucks or trailers and acquisitions of replacement trucks or trailers are made in a form whereby any associated tax gains related to the disposal are deferred. To qualify for like-kind exchange treatment, we exchange, through our qualified intermediary, eligible trucks or trailers being disposed with trucks or trailers being acquired. Amounts held by the Company’s third-party qualified intermediary are dependent on the timing and extent of the Company’s revenue equipment sales and/or purchase activities which can fluctuate significantly from period-to-period.

Prepaid expenses and deposits decreased from $11.3 million at December 31, 2012 to $9.3 million at March 31, 2013. The decrease relates to the amortization of prepaid tractor and trailer license fees and auto liability insurance premiums. During late 2012, approximately $2.4 million of the 2013 license fees and approximately $1.0 million of the 2013 auto liability insurance premiums were paid in advance. These prepaid expenses will continue to be amortized to expense through the remainder of the year.

Marketable equity securities increased from $17.3 million at December 31, 2012 to $19.0 million at March 31, 2013. The $1.7 million increase was primarily related to an increase in the market value of the Company’s investments during the first three months of 2013.

Accounts payable increased from $19.0 million at December 31, 2012 to $22.6 million at March 31, 2013. The $3.6 million increase was primarily related to a $3.0 million increase in amounts reclassified to accounts payable as bank drafts outstanding at March 31, 2013 as compared to December 31, 2012.

Accrued expenses and other liabilities increased from $21.3 million at December 31, 2012 to $23.7 million at March 31, 2013. The increase was primarily related to an increase in amounts accrued at the end of the period for employee wages and benefits which can vary significantly throughout the year depending on many factors, including the timing of the actual date employees are paid in relation to the last day of the reporting period. Also contributing to the increase was a $1.0 million increase in amounts accrued at the end of the period for amounts payable to third-party owner-operator drivers which can also vary significantly throughout the year depending on the timing of the actual date owner-operators are paid in relation to the last day of the reporting period.

Current maturities of long term-debt and long-term debt fluctuations are reviewed on an aggregate basis as the classification of amounts in each category are typically affected merely by the passage of time. Current maturities of long-term debt and long-term debt, on an aggregate basis, increased from $107.5 million at December 31, 2012 to $116.7 million at March 31, 2013. The increase was primarily related to additional borrowings made during the first three months of 2013 net of the principal portion of scheduled installment note payments made during the first three months of 2013.

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

Equity Price Risk
We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities increased to $19.0 million at March 31, 2013 from $17.3 million at December 31, 2012. The increase during the first three months of 2013 includes an increase in the fair market value of $1.7 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.9 million. For additional information with respect to the marketable equity securities, see Note C to our condensed consolidated financial statements.

Interest Rate Risk
Our line of credit bears interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are affected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $11.0 million of variable rate debt was outstanding, a hypothetical 100 basis point increase in LIBOR for a one year period would result in approximately $110,000 of additional interest expense.

Commodity Price Risk
Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our 2012 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by $11.1 million.

Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk related to the activities of our branch office located in Mexico. Currently, we do not hedge our exchange rate exposure through any currency forward contracts, currency options, or currency swaps as all of our revenues, and substantially all of our expenses and capital expenditures, are transacted in U.S. dollars. However, certain operating expenditures and capital purchases related to our Mexico branch office are incurred in or exposed to fluctuations in the exchange rate between the U.S. dollar and the Mexican peso. Based on 2012 expenditures denominated in pesos, a 10% increase in the exchange rate would increase our annual operating expenses by $50,000.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2011, our Board of Directors authorized the Company to repurchase up to 500,000 shares of its common stock. The following table summarizes the Company’s common stock repurchases during the first quarter of 2013 made pursuant to this authorization. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser”.

Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Period
January 1-31, 2013	-	-	-	276,000
February 1-28, 2013	35,930	$9.50	35,930	240,070
March 1-31, 2013	-	-	-	240,070
Total	35,930	$9.50	35,930

Item 6.  Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002.)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 11, 2007.)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certifications of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: May 8, 2013	By: /s/ Daniel H. Cushman
Daniel H. Cushman
President and Chief Executive Officer
(principal executive officer)

Dated: May 8, 2013	By: /s/ Lance K. Stewart
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