Form 10-Q
period 2013-06-30
PAM TRANSPORTATION SERVICES INC
filed 2013-08-09
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 25, 2013
Common Stock, $.01 Par Value	8,653,382

P.A.M. TRANSPORTATION SERVICES, INC.

Form 10-Q

For The Quarter Ended June 30, 2013

Table of Contents

Part I. Financial Information

Item 1.	Financial Statements (unaudited).

Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012

Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012

Condensed Consolidated Statements of Shareholders’ Equity for the Six Months Ended June 30, 2013

Notes to Condensed Consolidated Financial Statements as of June 30, 2013

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures.

Part II. Other Information

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 6.	Exhibits.

Signatures

Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$65	$507
Accounts receivable-net:
Trade, less allowance of $1,577 and $1,157, respectively	61,140	50,017
Other	6,251	3,558
Inventories	1,508	1,770
Prepaid expenses and deposits	7,409	11,274
Marketable equity securities	18,947	17,320
Income taxes refundable	365	354
Total current assets	95,685	84,800

Property and equipment:
Land	4,924	4,924
Structures and improvements	15,994	15,952
Revenue equipment	335,884	331,197
Office furniture and equipment	7,220	6,719
Total property and equipment	364,022	358,792
Accumulated depreciation	(118,250)	(128,353)
Net property and equipment	245,772	230,439

Other assets	2,463	2,430

TOTAL ASSETS	$343,920	$317,669

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,744	$19,025
Accrued expenses and other liabilities	24,803	21,308
Current maturities of long-term debt	26,448	28,918
Deferred income taxes-current	3,918	3,272
Total current liabilities	85,913	72,523

Long-term debt-less current portion	86,999	78,583
Deferred income taxes-less current portion	45,756	44,368
Total liabilities	218,668	195,474

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,384,207 and 11,384,207 shares issued; 8,653,382 and 8,701,607 shares outstanding at June 30, 2013 and December 31, 2012, respectively	114	114
Additional paid-in capital	78,724	78,448
Accumulated other comprehensive income	5,260	4,235
Treasury stock, at cost; 2,730,825 and 2,682,600 shares, respectively	(37,709)	(37,239)
Retained earnings	78,863	76,637
Total shareholders’ equity	125,252	122,195

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$343,920	$317,669

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
OPERATING REVENUES:
Revenue, before fuel surcharge	$80,657	$73,700	$158,485	$148,868
Fuel surcharge	23,751	20,456	45,904	41,443
Total operating revenues	104,408	94,156	204,389	190,311

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	43,847	33,764	84,955	65,805
Fuel expense	24,232	27,389	51,202	58,235
Rent and purchased transportation	5,733	6,326	12,117	13,324
Depreciation	9,766	9,307	19,860	18,554
Operating supplies and expenses	8,812	10,118	17,661	19,443
Operating taxes and licenses	1,230	1,240	2,501	2,479
Insurance and claims	3,810	3,260	7,248	6,595
Communications and utilities	519	537	1,120	1,127
Other	1,666	1,223	3,326	2,633
Gain on disposition of equipment	(213)	(280)	(355)	(243)
Total operating expenses and costs	99,402	92,884	199,635	187,952

OPERATING INCOME	5,006	1,272	4,754	2,359

NON-OPERATING INCOME	289	895	573	1,489
INTEREST EXPENSE	(880)	(605)	(1,695)	(1,167)

INCOME BEFORE INCOME TAXES	4,415	1,562	3,632	2,681

FEDERAL AND STATE INCOME TAX EXPENSE:
Current	-	52	-	86
Deferred	1,733	575	1,406	986
Total federal and state income tax expense	1,733	627	1,406	1,072

NET INCOME	$2,682	$935	$2,226	$1,609

INCOME PER COMMON SHARE:
Basic	$0.31	$0.11	$0.26	$0.18
Diluted	$0.31	$0.11	$0.26	$0.18

AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,658	8,702	8,673	8,699
Diluted	8,659	8,703	8,675	8,701

DIVIDENDS DECLARED PER COMMON SHARE	$-	$-	$-	$1.00

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

NET INCOME	$2,682	$935	$2,226	$1,609

Other comprehensive income (loss), net of tax:

Reclassification adjustment for realized gains on marketable securities included in net income (1)	-	(292)	(4)	(434)

Reclassification adjustment for unrealized losses on marketable securities included in net income, net of income taxes (2)	2	27	17	27

Changes in fair value of marketable securities (3)	(28)	(381)	1,012	413

COMPREHENSIVE INCOME	$2,656	$289	3,251	$1,615

__________

(1) Net of deferred income taxes of $0, $(178), $(2) and $(265), respectively.

(2) Net of deferred income taxes of $(1), $17, $(10), and $17, respectively.

(3) Net of deferred income taxes of $(16), $(201), $639 and $285, respectively.

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$2,226	$1,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,860	18,554
Bad debt expense	420	2
Stock compensation-net of excess tax benefits	276	254
Provision for deferred income taxes	1,406	986
Reclassification of unrealized loss on marketable equity securities	27	44
Recognized gain on sale of marketable equity securities	(27)	(1,043)
Gain on sale or disposal of equipment	(355)	(243)
Changes in operating assets and liabilities:
Accounts receivable	(11,263)	(5,617)
Prepaid expenses, deposits, inventories, and other assets	4,094	2,617
Income taxes payable	(10)	(71)
Trade accounts payable	3,548	3,346
Accrued expenses and other liabilities	3,823	1,923
Net cash provided by operating activities	24,025	22,361

INVESTING ACTIVITIES:
Purchases of property and equipment	(40,545)	(42,986)
Proceeds from disposition of equipment	13,879	10,936
Change in restricted cash	(2,973)	771
Sales of marketable equity securities	13	2,152
Purchases of marketable equity securities, net of return of capital	11	45
Net cash used in investing activities	(29,615)	(29,082)

FINANCING ACTIVITIES:
Borrowings under line of credit	209,926	209,827
Repayments under line of credit	(206,986)	(219,156)
Borrowings of long-term debt	22,177	35,498
Repayments of long-term debt	(19,171)	(13,479)
Borrowings under margin account	78	8,773
Repayments under margin account	(406)	(2,392)
Repurchases of common stock	(470)	-
Dividends paid	-	(8,702)
Exercise of stock options	-	55
Net cash provided by financing activities	5,148	10,424

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(442)	3,703

CASH AND CASH EQUIVALENTS - Beginning of period	507	180

CASH AND CASH EQUIVALENTS - End of period	$65	$3,883

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$1,722	$1,190
Income taxes	$46	$158

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$10,966	$4,231

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2013	8,702	$114	$78,448	$4,235	$(37,239)	$76,637	$122,195

Net income						2,226	2,226

Other comprehensive income, net of tax of $627				1,025			1,025

Treasury stock repurchases	(48)				(470)		(470)

Share-based compensation			276				276

Balance at June 30, 2013	8,654	$114	$78,724	$5,260	$(37,709)	$78,863	$125,252

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2013

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six-month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

For the quarter ended June 30, 2013, the evaluation resulted in an impairment charge of approximately $3,000 in the Company’s non-operating income in its statement of operations. For the quarter ended June 30, 2012, the evaluation resulted in an impairment charge of approximately $44,000 in the Company’s non-operating income in its statement of operations.

For the six-month period ended June 30, 2013, the evaluation resulted in an impairment charge of approximately $27,000 in the Company’s non-operating income in its statement of operations. For the six-month period ended June 30, 2012, the evaluation resulted in an impairment charge of approximately $44,000 in the Company’s non-operating income in its statement of operations.

The following table sets forth cost, market value and unrealized gain/(loss) on equity securities classified as available-for-sale and equity securities classified as trading as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
	(in thousands)
Available-for-sale securities
Fair market value	$18,796	$17,188
Cost	10,317	10,361
Unrealized gain	$8,479	$6,827

Trading securities
Fair market value	$151	$132
Cost	157	158
Unrealized loss	$(6)	$(26)

Total
Fair market value	$18,947	$17,320
Cost	10,474	10,519
Unrealized gain	$8,473	$6,801

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities that are classified as available-for-sale as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
	(in thousands)
Available-for-sale securities:
Gross unrealized gains	$8,568	$6,960
Gross unrealized losses	89	133
Total unrealized gains	$8,479	$6,827

As of June 30, 2013 and December 31, 2012, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $5,260,000 and $4,235,000, respectively.

For the six months ended June 30, 2013, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $1,046,000, net of deferred income taxes. For the year ended December 31, 2012, the Company had net unrealized losses in market value on securities classified as available-for-sale of approximately $459,000, net of deferred income taxes.

As of June 30, 2013, the Company's marketable securities that are classified as trading had gross recognized losses of approximately $6,000 and no gross recognized gains. As of June 30, 2012, the Company's marketable securities that are classified as trading had gross recognized losses of approximately $13,000 and no gross recognized gains. The following table shows recognized gains (losses) in market value for securities classified as trading for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Trading securities
Recognized (loss) gain at beginning of period	$(12)	$2	$(26)	$(16)
Recognized loss at end of period	(6)	(13)	(6)	(13)
Net recognized gain (loss) for the period	$6	$(15)	$20	$3

Net recognized gain (loss) for the period, net of taxes	$4	$(9)	$12	$2

There were no reclassifications of marketable securities during the first six months of 2013 or 2012.

The following table shows the Company’s realized gains for the periods indicated on certain securities which were held as available-for sale. The cost of securities sold is based on the specific identification method and interest and dividends on securities are included in non-operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Realized gains
Sale proceeds	$-	$1,625	$13	$2,151
Cost of securities sold	-	882	6	1,111
Realized gains	$-	$743	$7	$1,040

Realized gains, net of taxes	$-	$445	$4	$624

The following table shows the Company’s investments’ approximate gross unrealized losses and fair value of those securities in a loss position at June 30, 2013 and December 31, 2012. These investments consist of equity securities. As of June 30, 2013 and December 31, 2012 there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	June 30, 2013		December 31, 2012
	(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities – Available-for-sale	$1,350	$88	$1,567	$133
Equity securities – Trading	84	6	129	26
Totals	$1,434	$94	$1,696	$159

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of June 30, 2013 and December 31, 2012, the Company had outstanding borrowings of approximately $10,382,000 and $10,771,000, respectively, under its margin account which were used for the purchase of marketable equity securities and as a source of short-term liquidity.

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

Outstanding incentive stock options at June 30, 2013, must be exercised within either five or ten years from the date of grant and vest in increments of 20% each year. Outstanding nonqualified stock options at June 30, 2013, must be exercised within either five or ten years from the date of grant.

During the first six months of 2013, options for 35,000 shares were issued under the 2006 Plan at a per-share option exercise price of $10.44. As of June 30, 2013, 366,000 shares were available for granting future options.

The total grant date fair value of options vested during the first six months of 2013 was approximately $180,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the second quarter of 2013 was approximately $49,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first six months of 2013 was approximately $276,000 and includes approximately $180,000 recognized as a result of the increased annual grant of 5,000 shares to each non-employee director during the first six months of 2013. The recognition of stock-based compensation expense did not have a recognizable impact on diluted or basic earnings per share reported for the second quarter ending June 30, 2013 but did decrease diluted and basic earnings per common share by approximately $0.02 during the six months ending June 30, 2013. As of June 30, 2013, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $651,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $97,000 in additional compensation expense related to unvested option awards during the remainder of 2013 and to recognize approximately $195,000 in additional compensation expense related to unvested option awards during 2014, $189,000 in additional compensation expense related to unvested option awards during 2015, $128,000 in additional compensation expense related to unvested option awards during 2016, and $42,000 in additional compensation expense related to unvested option awards during 2017.

The total grant date fair value of options vested during the first six months of 2012 was approximately $199,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the second quarter of 2012 was approximately $155,000 and includes approximately $116,000 recognized as a result of the additional grant of 3,000 shares to each non-employee director during the second quarter of 2012. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first six months of 2012 was approximately $254,000 and includes approximately $199,000 recognized as a result of the increased annual grant of 5,000 shares to each non-employee director during the first six months of 2012. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 during the second quarter ending June 30, 2012 and by approximately $0.02 during the first six months ending June 30, 2012. As of June 30, 2012, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $846,000 which was being amortized on a straight-line basis over the vesting period.

The weighted average grant date fair value of options granted during the first six months of 2013 and 2012 was $5.13 per share and $5.96 per share, respectively.

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton (“BSM”) option-pricing model using the following assumptions:

	Six Months Ended June 30,
	2013	2012
Dividend yield	0%	0%
Volatility	62.69%	57.88%	-	65.89%
Risk-free rate	0.61%	0.64%	-	1.09%
Expected life (years)	4.3	4.2	-	6.5
Fair value of options	$5.13	$5.54	-	$6.06

The Company does not anticipate paying any additional cash dividends in the foreseeable future other than those dividends paid in 2012. The estimated volatility is based on the historical volatility of our stock. The risk free rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of the options was calculated based on the historical exercise behavior.

Information related to option activity for the six months ended June 30, 2013 is as follows:

	Shares Under Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding-beginning of year	235,379	$11.38
Granted	35,000	10.44
Exercised	-	-
Cancelled/forfeited/expired	(19,376)	13.94
Outstanding at June 30, 2013	251,003	$11.05	6.5	$25,640

Exercisable at June 30, 2013	137,600	$11.10	4.9	$25,640

___________________________

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on June 30, 2013, was $10.25.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of June 30, 2013 and the number and weighted average exercise price of options exercisable as of June 30, 2013 are as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$3.84	4,000	0.7	4,000
$10.44	35,000	4.7	35,000
$10.90	21,000	3.9	21,000
$10.90	104,000	8.9	20,800
$11.22	49,003	7.4	18,800
$11.54	12,000	3.7	12,000
$11.75	12,000	2.7	12,000
$14.32	14,000	1.7	14,000
	251,003	4.9	137,600

There were no options exercised during the six months ended June 30, 2013. Cash received from option exercises totaled approximately $55,000 during the six months ended June 30, 2012. The Company issues new shares upon option exercise.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$74,706	92.6	$67,613	91.7	$145,614	91.9	$136,148	91.5
Brokerage and Logistics Services revenue	5,951	7.4	6,087	8.3	12,871	8.1	12,720	8.5
Total revenues	$80,657	100.0	$73,700	100.0	$158,485	100.0	$148,868	100.0

NOTE F: TREASURY STOCK

The Company accounts for Treasury stock using the cost method and as of June 30, 2013, 2,730,825 shares were held in the treasury at an aggregate cost of approximately $37,709,000. During the six months ending June 30, 2013, the Company repurchased 48,225 shares of its common stock at an aggregate cost of approximately $470,000.

NOTE G: ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income for the three and six months ended June 30, 2013:

Unrealized gains and losses on available-for-sale securities
(in thousands)

Balance at March 31, 2013, net of tax of $3,235	$5,286

Other comprehensive income before reclassifications, net of tax of $(12)	(28)
Amounts reclassified from accumulated other comprehensive income, net of tax of $1	2
Net current-period other comprehensive income	(26)

Balance at June 30, 2013, net of tax of $3,219	$5,260

Balance at December 31, 2012, net of tax of $2,592	$4,235

Other comprehensive income before reclassifications, net of tax of $639	1,012
Amounts reclassified from accumulated other comprehensive income, net of tax of $8	13
Net current-period other comprehensive income	1,025

Balance at June 30, 2013, net of tax of $3,219	$5,260

The following table provides details about reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2013:

	Amounts Reclassified from Accumulated Other Comprehensive Income (a)
Details about Accumulated Other Comprehensive Income Component	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Statement of Operations Classification
	(in thousands)
Unrealized gains and losses on available-for-sale securities:
Realized gain on sale of securities	$-	$6	Non-operating income
Impairment expense	(3)	(27)	Non-operating income
Total before tax	(3)	(21)	Income before income taxes
Tax benefit	1	8	Income tax expense
Total after tax	(2)	(13)	Net income

(a) Amounts in parentheses indicate debits to profit/loss

NOTE H: EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by adjusting the weighted average number of shares of common stock outstanding by common stock equivalents attributable to dilutive stock options. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. The computations of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)

Net income	$2,682	$935	$2,226	$1,609

Basic weighted average common shares outstanding	8,658	8,702	8,673	8,699
Dilutive effect of common stock equivalents	1	1	2	2
Diluted weighted average common shares outstanding	8,659	8,703	8,675	8,701

Basic earnings per share	$0.31	$0.11	$0.26	$0.18
Diluted earnings per share	$0.31	$0.11	$0.26	$0.18

Options to purchase 247,003 and 297,942 shares of common stock were outstanding at June 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because to do so would have an anti-dilutive effect.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of June 30, 2013, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the three and six months ended June 30, 2013 and 2012, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

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

At June 30, 2013, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$18,947	$18,947	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at June 30, 2013 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$105,090	$104,927

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE AND LONG-TERM DEBT

During the first six months of 2013, the Company’s subsidiaries entered into installment obligations totaling approximately $22.2 million for the purpose of purchasing revenue equipment. These obligations are payable in 36 monthly installments at a weighted average interest rate of 2.87%.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. For the three and six month periods ended June 30, 2013, truckload services revenues, excluding fuel surcharges, represented 92.6% and 91.9%, respectively, of total revenues, excluding fuel surcharges, with remaining revenues, excluding fuel surcharges, being generated from brokerage and logistics services. For the three and six month periods ended June 30, 2012, truckload services revenues, excluding fuel surcharges, represented 91.7% and 91.5%, respectively, of total revenues, excluding fuel surcharges, with remaining revenues, excluding fuel surcharges, being generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three and six months ending June 30, 2013, approximately $23.8 million and $45.9 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the three and six months ending June 30, 2012 approximately $20.5 million and $41.4 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	58.5	49.8	58.1	48.2
Fuel expense, net of fuel surcharge	0.6	10.2	3.6	12.3
Rent and purchased transportation	0.2	0.8	-	0.9
Depreciation	13.1	13.8	13.6	13.6
Operating supplies and expenses	11.8	15.0	12.1	14.3
Operating taxes and licenses	1.6	1.8	1.7	1.9
Insurance and claims	5.1	4.8	5.0	4.8
Communications and utilities	0.7	0.8	0.8	0.8
Other	2.2	1.8	2.3	1.9
Gain on sale or disposal of property	(0.3)	(0.4)	(0.2)	(0.2)
Total operating expenses	93.5	98.4	97.0	98.5
Operating income	6.5	1.6	3.0	1.5
Non-operating income	0.4	1.3	0.4	1.1
Interest expense	(1.2)	(0.9)	(1.2)	(0.9)
Income before income taxes	5.7	2.0	2.2	1.7

THREE MONTHS ENDED JUNE 30, 2013 VS. THREE MONTHS ENDED JUNE 30, 2012

During the second quarter of 2013, truckload services revenue, before fuel surcharges, increased 10.5% to $74.7 million as compared to $67.6 million during the second quarter of 2012. The increase was primarily due to an increase in the number of miles traveled, a reduction in uncompensated miles, and an increase in the average rate charged to customers. The number of miles traveled increased from 50.1 million miles during the second quarter of 2012 to 54.1 million miles during the second quarter of 2013 primarily as a result of an increase in the average number of trucks in service, which increased from 1,739 trucks during the second quarter of 2012 to 1,793 trucks during the second quarter of 2013. The average percentage of uncompensated miles declined from 8.9% of total miles for the second quarter of 2012 to 7.2% of total miles during the second quarter of 2013. The average rate charged per total mile during the second quarter of 2013 increased $0.03 as compared to the average rate charged during the second quarter of 2012. Also contributing to the increase was an increase in equipment utilization as the Company continues to replace older trucks, which generally have a higher probability for mechanical problems which could disrupt en route service thereby reducing route efficiency.

Salaries, wages and benefits increased from 49.8% of revenues, before fuel surcharges, in the second quarter of 2012 to 58.5% of revenues, before fuel surcharges, during the second quarter of 2013. The increase relates primarily to an increase in driver lease expense, which is a component of salaries, wages and benefits, as the average number of owner operators under contract increased from 122 during the second quarter of 2012 to 321 during the second quarter of 2013. The increase in costs in this category, as they relate to the increase in the number owner operator drivers, are partially offset by a decrease in other cost categories, such as repairs and fuel, which are generally borne by the owner operator. Also contributing to the increase was an increase in costs associated with workers compensation during the second quarter of 2013 as compared to the second quarter of 2012.

Fuel expense, net of fuel surcharge, decreased from 10.2% of revenues, before fuel surcharges, during the second quarter of 2012 to 0.6% of revenues, before fuel surcharges, during the second quarter of 2013. The decrease was primarily related to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel and to an increase in the average miles-per-gallon (“mpg”) experienced. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased from $0.88 during the second quarter of 2012 to $0.07 during the second quarter of 2013 as a result of a decrease in the national average price of a gallon of diesel fuel for the periods compared as well as more favorable fuel surcharge arrangements made with customers since the second quarter of 2012. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner operators is reflected as a reduction in net fuel expense, while fuel surcharges paid to owner operators for their services is reported along with their base rate in the Salaries, wages and benefits category. These categorizations have the effect of reducing our net fuel expense while increasing Salaries, wages and benefits category, as discussed above. The average mpg experienced increased during the second quarter of 2013 as compared to the mpg experienced during the second quarter of 2012 as a result of replacing older trucks with newer trucks, which are more fuel efficient. The Company has also implemented driver bonus programs which are tied directly to fuel efficiency.

Rent and purchased transportation decreased from 0.8% of revenues, before fuel surcharges, during the second quarter of 2012 to 0.2% of revenues, before fuel surcharges, during the second quarter of 2013. The decrease relates primarily to a decrease in amounts paid for third-party equipment rentals and to third-party transportation service providers.

Depreciation decreased on a percentage of revenue basis from 13.8%, before fuel surcharges, during the second quarter of 2012 to 13.1% of revenues, before fuel surcharges, during the second quarter of 2013 and increased on a dollar basis from $9.3 million for the second quarter of 2012 to $9.8 million for the second quarter of 2013. The dollar-based increase relates primarily to purchases of new trucks made since the second quarter of 2012 which replaced older trucks within the fleet. These new truck replacements have a significantly higher purchase price than those trucks that are being replaced and are also being depreciated over a shorter period of time as the Company accelerates its truck replacement cycle from every five years to a replacement cycle of every three years. This reduction in replacement cycle, combined with a higher purchase price, results in higher depreciation expense over a shorter period of time. The decrease in the truck replacement cycle time is intended to reduce fuel costs, improve driver and customer satisfaction, and to reduce long-term maintenance costs as well as increase fleet efficiency by reducing maintenance down-time.

Operating supplies and expenses decreased from 15.0% of revenues, before fuel surcharges, during the second quarter of 2012 to 11.8% of revenues, before fuel surcharges, during the second quarter of 2013. The decrease relates primarily to a decrease in amounts paid for equipment maintenance costs during the second quarter of 2013 as compared to the second quarter of 2012 which is the result of replacing older equipment with new equipment. The decrease in equipment maintenance costs is partially offset by an increase in driver training and recruiting costs which are a result of heightened competition for qualified drivers as industry demand has increased and increased regulations have forced some drivers to exit the profession.

Insurance and claims increased from 4.8% of revenues, before fuel surcharges, during the second quarter of 2012 to 5.1% of revenues, before fuel surcharges, during the second quarter of 2013. The increase relates primarily to increases in auto liability premiums due to an increase in miles traveled, which serves as the basis for the premium calculation, and in auto liability claims expenses incurred during the second quarter of 2013 as compared to the second quarter of 2012.

Other expenses increased from 1.8% of revenues, before fuel surcharges, during the second quarter of 2012 to 2.2% of revenues, before fuel surcharges, during the second quarter of 2013. The increase relates primarily to an increase in amounts expensed for uncollectible revenue and for other supplies and expenses.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 98.4% for the second quarter 2012 to 93.5% for the second quarter of 2013.

SIX MONTHS ENDED JUNE 30, 2013 VS. SIX MONTHS ENDED JUNE 30, 2012

For the first six months ended June 30, 2013, truckload services revenue, before fuel surcharges, increased 7.0% to $145.6 million as compared to $136.1 million for the first six months ended June 30, 2012. The increase was primarily due to an increase in the number of miles traveled, a reduction in uncompensated miles, and an increase in the average rate charged to customers. The number of miles traveled increased from 100.8 million miles for the first six months of 2012 to 105.8 million miles for the first six months of 2013 primarily as a result of an increase in the average number of trucks in service, which increased from 1,743 trucks for the first six months of 2012 to 1,799 trucks for the first six months of 2013. The average percentage of uncompensated miles declined from 8.9% of total miles for the first six months of 2012 to 7.6% of total miles for the first six months of 2013. The average rate charged per total mile during the first six months of 2013 increased $0.03 as compared to the average rate charged during the first six months of 2012. Also contributing to the increase was an increase in equipment utilization as the Company continues to replace older trucks, which generally have a higher probability for mechanical problems which could disrupt en route service thereby reducing route efficiency.

Salaries, wages and benefits increased from 48.2% of revenues, before fuel surcharges, in the first six months of 2012 to 58.1% of revenues, before fuel surcharges, during the first six months of 2013. The increase relates primarily to an increase in driver lease expense, which is a component of salaries, wages and benefits, as the average number of owner-operators under contract increased from 109 during the first six months of 2012 to 289 during the first six months of 2013. The increase in costs in this category, as they relate to the increase in the number owner operator drivers, are partially offset by a decrease in other cost categories, such as repairs and fuel, which are generally borne by the owner operator. Also contributing to this increase was an increase in costs associated with workers’ compensation claims expensed during the first six months of 2013 as compared to the first six months of 2012 and was related to the accrual of an expected adverse settlement of a large workers’ compensation claim in excess of its estimated reserve.

Fuel expense, net of fuel surcharge, decreased from 12.3% of revenues, before fuel surcharges, during the first six months of 2012 to 3.6% of revenues, before fuel surcharges, during the first six months of 2013. The decrease was primarily related to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel and to an increase in the average miles-per-gallon (“mpg”) experienced. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased from $1.03 during the first six months of 2012 to $0.37 during the first six months of 2013 as a result of more favorable fuel surcharge arrangements made with customers. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner operators is reflected as a reduction in net fuel expense, while fuel surcharges paid to owner operators for their services is reported along with their base rate in the Salaries, wages and benefits category. These categorizations have the effect of reducing our net fuel expense while increasing the Salaries, wages and benefits category, as discussed above. The average mpg experienced increased during the first six months of 2013 as compared to the mpg experienced during the first six months of 2012 as a result of replacing older trucks with newer trucks which are more fuel efficient. The Company has also implemented driver bonus programs which are tied directly to fuel efficiency.

Rent and purchased transportation decreased from 0.9% of revenues, before fuel surcharges, during the first six months of 2012 to 0.0% of revenues, before fuel surcharges, during the first six months of 2013. The decrease relates primarily to a decrease in amounts paid for third-party equipment rentals and to third-party transportation service providers.

Depreciation, as a percentage of revenue, remained unchanged at 13.6% of revenues, before fuel surcharges, during the first six months of 2012 and 2013. However, on a dollar basis, depreciation increased from $18.5 million for the first six months of 2012 to $19.8 million for the first six months of 2013. The increase relates primarily to purchases of new trucks which replaced older trucks within the fleet. These new truck replacements have a significantly higher purchase price than those trucks that are being replaced and are being depreciated over a shorter period of time as the Company accelerates its truck replacement cycle from every five years to a replacement cycle of every three years. This reduction in replacement cycle, combined with a higher purchase price, results in higher depreciation expense over a shorter period of time. The decrease in the truck replacement cycle time is intended to reduce fuel costs, improve driver and customer satisfaction, and to reduce long-term maintenance costs as well as increase fleet efficiency by reducing maintenance down-time.

Operating supplies and expenses decreased from 14.3% of revenues, before fuel surcharges, during the first six months of 2012 to 12.1% of revenues, before fuel surcharges, during the first six months of 2013. The decrease relates primarily to a decrease in amounts paid for equipment maintenance costs during the first six months of 2013 as compared to amounts paid during the first six months of 2012 as a result of replacing older equipment with new equipment. Partially offsetting this decrease was an increase in amounts paid for driver training schools during the first six months of 2013 as compared to amounts paid during the first six months of 2012. The increase in driver training and recruiting costs are a result of heightened competition as industry demand for qualified drivers has increased while increased regulations have forced some qualified drivers to exit the profession.

Insurance and claims increased from 4.8% of revenues, before fuel surcharges, during the first six months of 2012 to 5.0% of revenues, before fuel surcharges, during the first six months of 2013. The increase relates primarily to increases in auto liability premiums due to an increase in miles traveled, which serves as the basis for the premium calculation, and in auto liability claims expenses incurred during the first six months of 2013 as compared to the first six months of 2012.

Other expenses increased from 1.9% of revenues, before fuel surcharges, during the first six months of 2012 to 2.3% of revenues, before fuel surcharges, during the first six months of 2013. The increase relates primarily to an increase in amounts expensed for uncollectible revenue and for other supplies and expenses.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 98.5% for the first six months 2012 to 97.0% for the first six months of 2013.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	2.5	1.8	2.3	1.6
Rent and purchased transportation	94.3	94.7	93.9	95.2
Communications and utilities	0.1	0.1	0.2	0.1
Other	0.3	0.2	0.3	0.2
Total operating expenses	97.2	96.8	96.7	97.1
Operating income	2.8	3.2	3.3	2.9
Non-operating income	0.1	0.3	0.1	0.3
Interest expense	(0.3)	(0.2)	(0.3)	(0.2)
Income before income taxes	2.6	3.3	3.1	3.0

THREE MONTHS ENDED JUNE 30, 2013 VS. THREE MONTHS ENDED JUNE 30, 2012

During the second quarter of 2013, logistics and brokerage services revenue, before fuel surcharges, decreased 2.2% to $6.0 million as compared to $6.1 million during the second quarter of 2012. The decrease relates to a decrease in brokered load rates during the second quarter of 2013 as compared to the second quarter of 2012.

Salaries, wages and benefits increased from 1.8% of revenues, before fuel surcharges, in the second quarter of 2012 to 2.5% of revenues, before fuel surcharges, during the second quarter of 2013. The increase relates to an increase in the number of employees assigned to the logistics and brokerage services division.

Rent and purchased transportation decreased from 94.7% of revenues, before fuel surcharges, during the second quarter of 2012 to 94.3% of revenues, before fuel surcharges during the second quarter of 2013. The decrease relates to a decrease in amounts paid to third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 96.8% for the second quarter of 2012 to 97.2% for the second quarter of 2013.

SIX MONTHS ENDED JUNE 30, 2013 VS. SIX MONTHS ENDED JUNE 30, 2012

For the first six months ended June 30, 2013, logistics and brokerage services revenue, before fuel surcharges, increased 1.2% to $12.9 million as compared to $12.7 million for the first six months ended June 30, 2012. The increase relates to an increase in the number of loads brokered during the first six months of 2013 as compared to the first six months of 2012.

Salaries, wages and benefits increased from 1.6% of revenues, before fuel surcharges, during the first six months of 2012 to 2.3% of revenues, before fuel surcharges, during the first six months of 2013. The increase relates to an increase in the number of employees assigned to the logistics and brokerage services division.

Rent and purchased transportation decreased from 95.2% of revenues, before fuel surcharges, during the first six months of 2012 to 93.9% of revenues, before fuel surcharges during the first six months of 2013. The decrease relates to a decrease in amounts paid to third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 97.1% for the first six months of 2012 to 96.7% for the first six months of 2013.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED JUNE 30, 2013 VS. THREE MONTHS ENDED JUNE 30, 2012

Net income for all divisions was approximately $2.7 million, or 3.3% of revenues, before fuel surcharge for the second quarter of 2013 as compared to net income of $0.9 million or 1.3% of revenues, before fuel surcharge for the second quarter of 2012. The increase in income resulted in diluted earnings per share of $0.31 for the second quarter of 2013 as compared to diluted earnings per share of $0.11 for the second quarter of 2012.

SIX MONTHS ENDED JUNE 30, 2013 VS. SIX MONTHS ENDED JUNE 30, 2012

Net income for all divisions was approximately $2.2 million, or 1.4% of revenues, before fuel surcharge for the first six months of 2013 as compared to net income of $1.6 million or 1.1% of revenues, before fuel surcharge for the first six months of 2012. The increase in income resulted in diluted earnings per share of $0.26 for the first six months of 2013 as compared to diluted earnings per share of $0.18 for the first six months of 2012.

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

During the first six months of 2013, we generated $24.0 million in cash from operating activities. Investing activities used $29.6 million in cash in the first six months of 2013. Financing activities provided $5.1 million in cash in the first six months of 2013.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first six months of 2013, we utilized cash on hand, installment notes, and our lines of credit to finance revenue equipment purchases of approximately $39.9 million.

Occasionally, we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 60 months. During the first six months of 2013, the Company’s subsidiary, P.A.M. Transport, Inc. entered into installment obligations totaling approximately $22.2 million for the purpose of purchasing revenue equipment. These obligations are payable in 36 monthly installments at interest rates ranging from 2.49% to 3.27%.

During the remainder of 2012, we expect to purchase 150 new trucks and 360 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $17.1 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, financial condition and results of operations and several other factors over which we have limited control. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying additional cash dividends in the foreseeable future other than those dividends paid during 2012.

During the first six months of 2013 we maintained a $35.0 million revolving line of credit. Amounts outstanding under the line of credit bear interest at LIBOR (determined as of the first day of each month) plus 1.95% (2.14% at June 30, 2013), are secured by our accounts receivable and mature on June 1, 2014; however, the Company has the intent and ability to extend the terms of this line of credit for an additional one year period until June 1, 2015.  At June 30, 2013 outstanding advances on the line of credit were approximately $9.5 million, including letters of credit totaling $1.1 million, with availability to borrow $25.6 million.

Trade accounts receivable increased from $50.0 million at December 31, 2012 to $61.1 million at June 30, 2013. The increase relates to a general increase in freight revenue and fuel surcharge revenue, which flows through the accounts receivable account, during the first six months of 2013 as compared to the freight revenue and fuel surcharge revenue generated during the last six months of 2012.

Accounts receivable-other increased from $3.6 million at December 31, 2012 to $6.3 million at June 30, 2013. The increase relates primarily to an increase in amounts receivable from the Company’s third-party qualified intermediary. The Company contracts with a third-party qualified intermediary in order to accomplish tax-deferred, like-kind exchanges related to its revenue equipment. Under the program, dispositions of eligible trucks or trailers and acquisitions of replacement trucks or trailers are made in a form whereby any associated tax gains related to the disposal are deferred. To qualify for like-kind exchange treatment, we exchange, through our qualified intermediary, eligible trucks or trailers being disposed with trucks or trailers being acquired. Amounts held by the Company’s third-party qualified intermediary are dependent on the timing and extent of the Company’s revenue equipment sales and/or purchase activities which can fluctuate significantly from period-to-period.

Prepaid expenses and deposits decreased from $11.3 million at December 31, 2012 to $7.4 million at June 30, 2013. The decrease relates to the amortization of prepaid tractor and trailer license fees and auto liability insurance premiums. During late 2012, approximately $2.4 million of the 2013 license fees and approximately $1.0 million of the 2013 auto liability insurance premiums were paid in advance. These prepaid expenses will continue to be amortized to expense through the remainder of the year.

Marketable equity securities increased from $17.3 million at December 31, 2012 to $18.9 million at June 30, 2013. The $1.6 million increase was primarily related to an increase in the market value of the Company’s investments during the first six months of 2013.

Revenue equipment, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units, increased from $331.2 million at December 31, 2012 to $335.9 million at June 30, 2013. The increase relates primarily to the replacement of older, less expensive trucks with newer, more expensive trucks as the Company accelerates its truck replacement cycle from every five years to a replacement cycle of every three years.

Accumulated depreciation decreased from $128.4 million at December 31, 2012 to $118.3 million at June 30, 2013. The decease relates primarily to the replacement of older trucks with large amounts of accumulated depreciation with newer trucks with smaller amounts of accumulated depreciation.

Accounts payable increased from $19.0 million at December 31, 2012 to $30.7 million at June 30, 2013. The increase was primarily related to an increase in amounts accrued for the purchase of revenue equipment.

Accrued expenses and other liabilities increased from $21.3 million at December 31, 2012 to $24.8 million at June 30, 2013. The increase was partially related to an increase of $1.5 million in accrued workers’ compensation claims at the end of the period. Also contributing to the increase was a $2.0 million increase in amounts accrued at the end of the period for amounts payable to company drivers and third-party owner-operator drivers which can vary significantly throughout the year depending on the timing of the actual date of payment in relation to the last day of the reporting period.

Current maturities of long term-debt and long-term debt fluctuations are reviewed on an aggregate basis as the classification of amounts in each category are typically affected merely by the passage of time. Current maturities of long-term debt and long-term debt, on an aggregate basis, increased from $107.5 million at December 31, 2012 to $113.4 million at June 30, 2013. The increase was related to additional borrowings received during the first six months of 2013 net of the principal portion of scheduled installment note payments made during the first six months of 2013.

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

Equity Price Risk

We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities increased to $18.9 million at June 30, 2013 from $17.3 million at December 31, 2012. The increase during the first six months of 2013 was primarily related to an increase in the fair market value of $1.6 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.9 million. For additional information with respect to the marketable equity securities, see Note C to our condensed consolidated financial statements.

Interest Rate Risk

Our line of credit bears interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are affected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $8.0 million of variable rate debt was outstanding, a hypothetical 100 basis point increase in LIBOR for a one year period would result in approximately $80,000 of additional interest expense.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2011, our Board of Directors authorized the Company to repurchase up to 500,000 shares of its common stock. The following table summarizes the Company’s common stock repurchases during the second quarter of 2013 made pursuant to this authorization. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser”.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2013	-	-	-	240,070
May 1-31, 2013	12,295	10.45	12,295	227,775
June 1-30, 2013	-	-	-	227,775
Total	12,295	$10.45	12,295

Item 6. Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002.)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 11, 2007.)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certifications of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: August 9, 2013	By: /s/ Daniel H. Cushman
Daniel H. Cushman
President and Chief Executive Officer
(principal executive officer)

Dated: August 9, 2013	By: /s/ Allen W. West
Allen W. West
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