Form 10-Q
period 2013-09-30
PAM TRANSPORTATION SERVICES INC
filed 2013-11-08
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 30, 2013
Common Stock, $.01 Par Value	8,653,072

P.A.M. TRANSPORTATION SERVICES, INC.

Form 10-Q

For The Quarter Ended September 30, 2013

Table of Contents

Part I. Financial Information

Item 1.	Financial Statements (unaudited).

Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012

Condensed Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2013

Notes to Condensed Consolidated Financial Statements as of September 30, 2013

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

Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)
	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$267	$507
Accounts receivable-net:
Trade, less allowance of $1,550 and $1,157, respectively	60,612	50,017
Other	7,192	3,558
Inventories	1,501	1,770
Prepaid expenses and deposits	7,376	11,274
Marketable equity securities	19,448	17,320
Income taxes refundable	370	354
Total current assets	96,766	84,800

Property and equipment:
Land	4,924	4,924
Structures and improvements	15,999	15,952
Revenue equipment	313,727	331,197
Office furniture and equipment	7,592	6,719
Total property and equipment	342,242	358,792
Accumulated depreciation	(111,718)	(128,353)
Net property and equipment	230,524	230,439

Other assets	2,438	2,430

TOTAL ASSETS	$329,728	$317,669

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,462	$19,025
Accrued expenses and other liabilities	24,801	21,308
Current maturities of long-term debt	30,305	28,918
Deferred income taxes-current	4,135	3,272
Total current liabilities	77,703	72,523

Long-term debt-less current portion	76,700	78,583
Deferred income taxes-less current portion	47,301	44,368
Total liabilities	201,704	195,474

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,385,997 and 11,384,207 shares issued; 8,655,172 and 8,701,607 shares outstanding at September 30, 2013 and December 31, 2012, respectively	114	114
Additional paid-in capital	78,782	78,448
Accumulated other comprehensive income	5,581	4,235
Treasury stock, at cost; 2,730,825 and 2,682,600 shares, respectively	(37,709)	(37,239)
Retained earnings	81,256	76,637
Total shareholders’ equity	128,024	122,195

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$329,728	$317,669

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
OPERATING REVENUES:
Revenue, before fuel surcharge	$79,163	$74,432	$237,648	$223,300
Fuel surcharge	22,715	20,117	68,619	61,560
Total operating revenues	101,878	94,549	306,267	284,860

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	26,288	26,346	81,069	81,728
Fuel expense	23,500	26,426	74,702	84,662
Rent and purchased transportation	22,217	14,388	64,509	38,135
Depreciation	9,676	9,639	29,536	28,193
Operating supplies and expenses	8,780	10,303	26,441	29,746
Operating taxes and licenses	1,162	1,246	3,662	3,726
Insurance and claims	3,717	3,487	10,965	10,082
Communications and utilities	558	533	1,678	1,660
Other	1,764	1,088	5,090	3,721
(Gain) loss on disposition of equipment	(468)	154	(823)	(90)
Total operating expenses and costs	97,194	93,610	296,829	281,563

OPERATING INCOME	4,684	939	9,438	3,297

NON-OPERATING INCOME	130	1,188	702	2,677
INTEREST EXPENSE	(846)	(645)	(2,540)	(1,811)

INCOME BEFORE INCOME TAXES	3,968	1,482	7,600	4,163

FEDERAL AND STATE INCOME TAX EXPENSE:
Current	9	35	9	35
Deferred	1,566	566	2,972	1,638
Total federal and state income tax expense	1,575	601	2,981	1,673

NET INCOME	$2,393	$881	$4,619	$2,490

INCOME PER COMMON SHARE:
Basic	$0.28	$0.10	$0.53	$0.29
Diluted	$0.28	$0.10	$0.53	$0.29

AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,654	8,702	8,667	8,700
Diluted	8,663	8,703	8,671	8,702

DIVIDENDS DECLARED PER COMMON SHARE	$-	$-	$-	$1.00

See notes to condensed consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

NET INCOME	$2,393	$881	$4,619	$2,490

Other comprehensive income (loss), net of tax:

Reclassification adjustment for realized gains on marketable securities included in net income (1)	-	(512)	(4)	(946)

Reclassification adjustment for other than temporary impairment in marketable securities included in net income, net of income taxes (2)	1	12	18	39

Changes in fair value of marketable securities (3)	320	366	1,332	778

COMPREHENSIVE INCOME	$2,714	$747	$5,965	$2,361

__________

(1) Net of deferred income taxes of $0, $(314), $(2) and $(579), respectively.

(2) Net of deferred income taxes of $(1), $8, $11, and $24, respectively.

(3) Net of deferred income taxes of $195, $239, $814 and $524, respectively.

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$4,619	$2,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,536	28,193
Bad debt expense (recovery)	496	(224)
Stock compensation-net of excess tax benefits	315	303
Provision for deferred income taxes	2,972	1,638
Reclassification of other than temporary impairment in marketable equity securities	29	63
Recognized gain on sale of marketable equity securities	(24)	(1,985)
Gain on sale or disposal of equipment	(823)	(90)
Changes in operating assets and liabilities:
Accounts receivable	(11,075)	(6,405)
Prepaid expenses, deposits, inventories, and other assets	4,159	576
Income taxes receivable	(16)	(134)
Trade accounts payable	1,810	1,871
Accrued expenses and other liabilities	4,016	1,950
Net cash provided by operating activities	36,014	28,246

INVESTING ACTIVITIES:
Purchases of property and equipment	(55,694)	(66,003)
Proceeds from disposition of equipment	24,525	14,114
Change in restricted cash	(3,650)	(41)
Sales of marketable equity securities	13	3,558
Purchases of marketable equity securities, net of return of capital	22	(70)
Net cash used in investing activities	(34,784)	(48,442)

FINANCING ACTIVITIES:
Borrowings under line of credit	315,222	324,104
Repayments under line of credit	(320,639)	(327,238)
Borrowings of long-term debt	30,802	45,422
Repayments of long-term debt	(25,881)	(17,829)
Borrowings under margin account	103	8,908
Repayments under margin account	(626)	(4,015)
Repurchases of common stock	(470)	-
Dividends paid	-	(8,702)
Exercise of stock options	19	55
Net cash (used) provided by financing activities	(1,470)	20,705

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(240)	509

CASH AND CASH EQUIVALENTS-Beginning of period	507	180

CASH AND CASH EQUIVALENTS-End of period	$267	$689

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$2,578	$1,812
Income taxes	$62	$169

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$422	$6,707

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2013	8,702	$114	$78,448	$4,235	$(37,239)	$76,637	$122,195

Net income						4,619	4,619

Other comprehensive income, net of tax of $823	1			1,346			1,346

Exercise of stock options-shares issued, including tax benefits			19				19

Treasury stock repurchases	(48)				(470)		(470)

Share-based compensation			315				315

Balance at September 30, 2013	8,655	$114	$78,782	$5,581	$(37,709)	$81,256	$128,024

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2013

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine-month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

In order to conform to industry practice, the Company began to classify payments to third-party owner operator drivers as purchased transportation rather than as salaries, wages and benefits as had been presented in reports prior to the period ended September 30, 2013. This reclassification has no effect on operating income, net income or earnings per share. The Company has made corresponding reclassifications to comparative periods shown.

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

For the quarter ended September 30, 2013, the evaluation resulted in an impairment charge of approximately $2,000 in the Company’s non-operating income in its statement of operations. For the quarter ended September 30, 2012, the evaluation resulted in an impairment charge of approximately $20,000 in the Company’s non-operating income in its statement of operations.

For the nine-month period ended September 30, 2013, the evaluation resulted in an impairment charge of approximately $29,000 in the Company’s non-operating income in its statement of operations. For the nine-month period ended September 30, 2012, the evaluation resulted in an impairment charge of approximately $63,000 in the Company’s non-operating income in its statement of operations.

The following table sets forth cost, market value and unrealized gain/(loss) on equity securities classified as available-for-sale and equity securities classified as trading as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
	(in thousands)
Available-for-sale securities
Fair market value	$19,299	$17,188
Cost	10,302	10,361
Unrealized gain	$8,997	$6,827

Trading securities
Fair market value	$149	$132
Cost	158	158
Unrealized loss	$(9)	$(26)

Total
Fair market value	$19,448	$17,320
Cost	10,460	10,519
Unrealized gain	$8,988	$6,801

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities that are classified as available-for-sale as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
	(in thousands)
Available-for-sale securities:
Gross unrealized gains	$9,078	$6,960
Gross unrealized losses	81	133
Total unrealized gains	$8,997	$6,827

As of September 30, 2013 and December 31, 2012, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $5,581,000 and $4,235,000, respectively.

For the nine months ended September 30, 2013, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $1,330,000, net of deferred income taxes. For the year ended December 31, 2012, the Company had net unrealized losses in market value on securities classified as available-for-sale of approximately $459,000, net of deferred income taxes.

As of September 30, 2013, the Company's marketable securities that are classified as trading had gross recognized losses of approximately $9,000 and no gross recognized gains. As of September 30, 2012, the Company's marketable securities that were classified as trading had gross recognized losses of approximately $28,000 and no gross recognized gains. The following table shows recognized gains (losses) in market value for securities classified as trading for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Trading securities
Recognized loss at beginning of period	$(6)	$(13)	$(26)	$(16)
Recognized loss at end of period	(9)	(28)	(9)	(28)
Net recognized (loss) gain for the period	$(3)	$(15)	$17	$(12)

Net recognized (loss) gain for the period, net of taxes	$(2)	$(9)	$10	$(7)

There were no reclassifications of marketable securities during the first nine months of 2013 or 2012.

The following table shows the Company’s realized gains for the periods indicated on certain securities which were held as available-for sale. The cost of securities sold is based on the specific identification method and interest and dividends on securities are included in non-operating income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Realized gains
Sale proceeds	$-	$1,407	$13	$3,558
Cost of securities sold	-	450	6	1,561
Realized gains	$-	$957	$7	$1,997

Realized gains, net of taxes	$-	$569	$4	$1,194

The following table shows the Company’s investments’ approximate gross unrealized losses and fair value of those securities in a loss position at September 30, 2013 and December 31, 2012. These investments consist of equity securities. As of September 30, 2013 and December 31, 2012 there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	September 30, 2013		December 31, 2012
	(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities – Available-for-sale	$1,470	$83	$1,567	$133
Equity securities – Trading	149	9	129	26
Totals	$1,619	$92	$1,696	$159

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of September 30, 2013 and December 31, 2012, the Company had outstanding borrowings of approximately $10,188,000 and $10,711,000, respectively, under its margin account which were used for the purchase of marketable equity securities and as a source of short-term liquidity.

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

Outstanding nonqualified stock options at September 30, 2013, must be exercised within either five or ten years from the date of grant. There were no incentive stock options outstanding at September 30, 2013.

During the first nine months of 2013, options for 35,000 shares were issued under the 2006 Plan at a per-share option exercise price of $10.44. As of September 30, 2013, 366,000 options were available for future grants.

The total grant date fair value of options vested during the first nine months of 2013 was approximately $180,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the third quarter of 2013 was approximately $39,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first nine months of 2013 was approximately $315,000 and includes approximately $180,000 recognized as a result of the increased annual grant of 5,000 shares to each non-employee director during the first nine months of 2013. The recognition of stock-based compensation expense did not have a recognizable impact on diluted or basic earnings per share reported for the third quarter ending September 30, 2013 but did decrease diluted and basic earnings per common share by approximately $0.02 and $0.03, respectively, during the nine months ending September 30, 2013. As of September 30, 2013, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $419,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $33,000 in additional compensation expense related to unvested option awards during the remainder of 2013 and to recognize approximately $134,000 in additional compensation expense related to unvested option awards during 2014, $131,000 in additional compensation expense related to unvested option awards during 2015, $91,000 in additional compensation expense related to unvested option awards during 2016, and $30,000 in additional compensation expense related to unvested option awards during 2017.

The total grant date fair value of options vested during the first nine months of 2012 was approximately $204,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the third quarter of 2012 was approximately $49,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first nine months of 2012 was approximately $303,000 and includes approximately $199,000 recognized as a result of the increased annual grant of 5,000 shares to each non-employee director during the first nine months of 2012. The recognition of stock-based compensation expense did not have a recognizable impact on diluted or basic earnings per share reported for the third quarter ending September 30, 2012 but did decrease diluted and basic earnings per common share by approximately $0.02 during the nine months ending September 30, 2012. As of September 30, 2012, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $798,000 which was being amortized on a straight-line basis over the remaining vesting period.

The weighted average grant date fair value of options granted during the first nine months of 2013 and 2012 was $5.13 per share and $5.96 per share, respectively.

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton (“BSM”) option-pricing model using the following assumptions:

	Nine Months Ended September 30,
	2013	2012
Dividend yield	0%		0%
Volatility	62.69%	57.88%	-	65.89%
Risk-free rate	0.61%	0.64%	-	1.09%
Expected life (in years)	4.3	4.2	-	6.5
Fair value of options	$5.13	$5.54	-	6.06

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

Information related to option activity for the nine months ended September 30, 2013 is as follows:

	Shares Under Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding-beginning of year	235,379	$11.38
Granted	35,000	10.44
Exercised	(1,790)	10.44
Cancelled/forfeited/expired	(99,024)	11.71
Outstanding at September 30, 2013	169,565	$11.00	6.17	$1,101,000

Exercisable at September 30, 2013	96,026	$11.01	4.54	$622,519

___________________________

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on September 30, 2013, was $17.49.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of September 30, 2013 and the number and weighted average exercise price of options exercisable as of September 30, 2013 are as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$3.84	4,000	0.4	4,000
$10.44	25,000	4.4	25,000
$10.90	15,000	3.7	15,000
$10.90	69,000	8.7	13,800
$11.22	30,565	7.2	12,226
$11.54	8,000	3.4	8,000
$11.75	8,000	2.4	8,000
$14.32	10,000	1.4	10,000
	169,565	6.2	96,026

Cash received from option exercises totaled approximately $19,000 and $55,000 during the nine months ended September 30, 2013 and September 30, 2012, respectively. The Company issues new shares upon option exercise.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$73,857	93.3	$68,518	92.1	$219,471	92.4	$204,665	91.7
Brokerage and Logistics Services revenue	5,306	6.7	5,914	7.9	18,177	7.6	18,635	8.3
Total revenues	$79,163	100.0	$74,432	100.0	$237,648	100.0	$223,300	100.0

NOTE F: TREASURY STOCK

The Company accounts for Treasury stock using the cost method and as of September 30, 2013, 2,730,825 shares were held in the treasury at an aggregate cost of approximately $37,709,000. During the nine months ending September 30, 2013, the Company repurchased 48,225 shares of its common stock at an aggregate cost of approximately $470,000.

NOTE G: ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income for the three and nine months ended September 30, 2013:

Unrealized gains and losses on available-for-sale securities
(in thousands)

Balance at June 30, 2013, net of tax of $3,219	$5,260

Other comprehensive income before reclassifications, net of tax of $195	320
Amounts reclassified from accumulated other comprehensive income, net of tax of $1	1
Net current-period other comprehensive income	321

Balance at September 30, 2013, net of tax of $3,415	$5,581

Balance at December 31, 2012, net of tax of $2,592	$4,235

Other comprehensive income before reclassifications, net of tax of $814	1,332
Amounts reclassified from accumulated other comprehensive income, net of tax of $9	14
Net current-period other comprehensive income	1,346

Balance at September 30, 2013, net of tax of $3,415	$5,581

The following table provides details about reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2013:

	Amounts Reclassified from Accumulated Other Comprehensive Income (a)
Details about Accumulated Other Comprehensive Income Component	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Statement of Operations Classification
	(in thousands)
Unrealized gains and losses on available-for-sale securities:
Realized gain on sale of securities	$-	$6	Non-operating income
Impairment expense	(2)	(29)	Non-operating income
Total before tax	(2)	(23)	Income before income taxes
Tax benefit	1	9	Income tax expense
Total after tax	(1)	(14)	Net income

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)

Net income	$2,393	$881	$4,619	$2,490

Basic weighted average common shares outstanding	8,654	8,702	8,667	8,700
Dilutive effect of common stock equivalents	9	1	4	2
Diluted weighted average common shares outstanding	8,663	8,703	8,671	8,702

Basic earnings per share	$0.28	$0.10	$0.53	$0.29
Diluted earnings per share	$0.28	$0.10	$0.53	$0.29

Options to purchase 26,000 and 231,442 shares of common stock were outstanding at September 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because to do so would have an anti-dilutive effect.

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of September 30, 2013, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of September 30, 2013, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the three and nine months ended September 30, 2013 and 2012, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

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

At September 30, 2013, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$19,448	$19,448	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at September 30, 2013 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$107,005	$106,887

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE AND LONG-TERM DEBT

During the first nine months of 2013, the Company’s subsidiaries entered into installment obligations totaling approximately $30.8 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments ranging from 36 to 60 months at a weighted average interest rate of 2.95%.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. For the three and nine month periods ended September 30, 2013, truckload services revenues, excluding fuel surcharges, represented 93.3% and 92.4%, respectively, of total revenues, excluding fuel surcharges, with remaining revenues, excluding fuel surcharges, being generated from brokerage and logistics services. For the three and nine month periods ended September 30, 2012, truckload services revenues, excluding fuel surcharges, represented 92.1% and 91.7%, respectively, of total revenues, excluding fuel surcharges, with remaining revenues, excluding fuel surcharges, being generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three and nine months ending September 30, 2013, approximately $22.7 million and $68.6 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the three and nine months ending September 30, 2012 approximately $20.1 million and $61.6 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits (1)	35.4	38.3	36.7	39.7
Fuel expense, net of fuel surcharge	1.0	9.2	2.8	11.3
Rent and purchased transportation (1)	23.3	12.8	21.6	10.0
Depreciation	13.1	14.1	13.4	13.8
Operating supplies and expenses	11.9	15.0	12.1	14.5
Operating taxes and licenses	1.6	1.8	1.7	1.8
Insurance and claims	5.0	5.1	5.0	4.9
Communications and utilities	0.7	0.8	0.7	0.8
Other	2.4	1.6	2.3	1.8
(Gain) loss on sale or disposal of property	(0.6)	0.2	(0.4)	-
Total operating expenses	93.8	98.9	95.9	98.6
Operating income	6.2	1.1	4.1	1.4
Non-operating income	0.2	1.7	0.3	1.3
Interest expense	(1.1)	(0.9)	(1.1)	(0.9)
Income before income taxes	5.3	1.9	3.3	1.8

(1) In order to conform to industry practice, the Company began to classify payments to third-party owner operator drivers as purchased transportation rather than as salaries, wages and benefits as had been presented in reports prior to the period ended September 30, 2013. This reclassification has no effect on operating income, net income or earnings per share. The Company has made corresponding reclassifications to comparative periods shown.

THREE MONTHS ENDED SEPTEMBER 30, 2013 VS. THREE MONTHS ENDED SEPTEMBER 30, 2012

During the third quarter of 2013, truckload services revenue, before fuel surcharges, increased 7.8% to $73.9 million as compared to $68.5 million during the third quarter of 2012. The increase was primarily due to an increase in the number of miles traveled, a reduction in uncompensated miles, and an increase in the number of work days during the period. The number of miles traveled increased from 49.8 million miles during the third quarter of 2012 to 53.1 million miles during the third quarter of 2013 primarily due to an increase in equipment utilization as the average number of miles traveled each work day increased from 443 miles per truck during the third quarter of 2012 to 463 miles per truck during the third quarter of 2013. The average percentage of uncompensated miles declined from 8.6% of total miles for the third quarter of 2012 to 7.1% of total miles during the third quarter of 2013. Work days, which typically represent weekdays (excluding major holidays), increased to 64 days during the third quarter of 2013 from 63 days during the third quarter of 2012. Also contributing to the increase was an increase in equipment utilization as the Company continues to replace older trucks, which generally have a higher probability for mechanical problems which could disrupt en route service thereby reducing route efficiency.

Salaries, wages and benefits decreased from 38.3% of revenues, before fuel surcharges, in the third quarter of 2012 to 35.4% of revenues, before fuel surcharges, during the third quarter of 2013. The percentage decrease relates primarily to a reduction in company driver wages paid during the third quarter of 2012 as compared to company driver wages paid during the third quarter of 2013. Our driver pool consists of both company drivers and third-party owner operator drivers. Company drivers are employees of the Company and perform services in company-owned equipment while owner-operator drivers provide services, under contract, using their own equipment. While each group is generally compensated on a per-mile basis, owner-operator payments are classified in the Company’s financial statements under the Rent and purchased transportation category. The percentage-based decrease in Salaries, wages and benefits resulted from a decrease in the proportion of total miles driven by company drivers during the third quarter of 2013 in comparison to the proportion of total miles driven by company drivers during the third quarter of 2012. This proportional decrease was the result of an increase in the average number of owner operators under contract from 170 during the third quarter of 2012 to 346 during the third quarter of 2013 and a similar corresponding decrease in the average number of company drivers. On a dollar basis, total salaries, wages and benefits decreased from $26.2 million during the third quarter of 2012 to $26.1 million during the third quarter of 2013. Partially offsetting the decrease was an increase in costs associated with group health benefits and workers compensation costs during the third quarter of 2013 as compared to the third quarter of 2012.

Fuel expense, net of fuel surcharge, decreased from 9.2% of revenues, before fuel surcharges, during the third quarter of 2012 to 1.0% of revenues, before fuel surcharges, during the third quarter of 2013. The decrease was primarily related to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel, an increase in the average miles-per-gallon (“mpg”) experienced, and to an increase in the number of owner operators in our fleet. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased from $0.84 during the third quarter of 2012 to $0.12 during the third quarter of 2013 as a result of a more favorable fuel surcharge arrangements made with customers, favorable fuel prices negotiated with vendors, and an increase in the size of our owner operator fleet. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner operators is reflected as a reduction in net fuel expense, while fuel surcharges paid to owner operators for their services is reported along with their base rate in the Rent and purchased transportation category. These categorizations have the effect of reducing our net fuel expense while increasing the Rent and purchased transportation category, as discussed below. The average mpg experienced increased during the third quarter of 2013 as compared to the mpg experienced during the third quarter of 2012 as a result of replacing older trucks with newer trucks, which are more fuel efficient. The Company has also implemented driver bonus programs which are tied directly to fuel efficiency.

Rent and purchased transportation increased from 12.8% of revenues, before fuel surcharges, during the third quarter of 2012 to 23.3% of revenues, before fuel surcharges, during the third quarter of 2013. The increase relates primarily to an increase in driver lease expense as the average number of owner operators under contract increased from 170 during the third quarter of 2012 to 346 during the third quarter of 2013. The increase in costs in this category, as they relate to the increase in owner operators, are partially offset by a decrease in other cost categories, such as repairs and fuel, which are generally borne by the owner operator.

Depreciation decreased from 14.1% of revenues, before fuel surcharges, during the third quarter of 2012 to 13.1% of revenues, before fuel surcharges, during the third quarter of 2013. The percentage-based decrease relates to the interaction of the fixed-cost characteristic of depreciation expense with an increase in revenues for the periods compared.

Operating supplies and expenses decreased from 15.0% of revenues, before fuel surcharges, during the third quarter of 2012 to 11.9% of revenues, before fuel surcharges, during the third quarter of 2013. The decrease relates primarily to a decrease in amounts paid for equipment maintenance costs during the third quarter of 2013 as compared to the third quarter of 2012 which is the result of replacing older equipment with new equipment.

Insurance and claims decreased from 5.1% of revenues, before fuel surcharges, during the third quarter of 2012 to 5.0% of revenues, before fuel surcharges, during the third quarter of 2013 but increased on a dollar-basis from $3.5 million for the third quarter of 2012 to $3.7 million for the third quarter of 2013. This dollar-based increase relates primarily to increases in auto liability premiums due to an increase in the number of miles traveled, which serves as the basis for the premium calculation, and to an increase in physical damage insurance expense due to an increase in the value of the equipment covered as a result of replacing older equipment with new equipment.

Other expenses increased from 1.6% of revenues, before fuel surcharges, during the third quarter of 2012 to 2.4% of revenues, before fuel surcharges, during the third quarter of 2013. The increase relates primarily to an increase in amounts expensed for uncollectible revenue and for other supplies and expenses.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 98.9% for the third quarter 2012 to 93.8% for the third quarter of 2013.

NINE MONTHS ENDED SEPTEMBER 30, 2013 VS. NINE MONTHS ENDED SEPTEMBER 30, 2012

For the first nine months ended September 30, 2013, truckload services revenue, before fuel surcharges, increased 7.2% to $219.5 million as compared to $204.7 million for the first nine months ended September 30, 2012. The increase was primarily due to an increase in the number of miles traveled, a reduction in uncompensated miles, and an increase in the average rate charged to customers. The number of miles traveled increased from 150.5 million miles for the first nine months of 2012 to 159.0 million miles for the first nine months of 2013 primarily due to an increase in equipment utilization as the average number of miles traveled each work day increased from 449 miles per truck during the first nine months of 2012 to 464 miles per truck during the first nine months of 2013. Also contributing to the increase in miles traveled was an increase in the average number of trucks in service, which increased from 1,756 trucks for the first nine months of 2012 to 1,795 trucks for the first nine months of 2013. The average percentage of uncompensated miles declined from 8.8% of total miles for the first nine months of 2012 to 7.4% of total miles for the first nine months of 2013. The average rate charged to customers per total mile during the first nine months of 2013 increased $0.02 as compared to the average rate charged during the first nine months of 2012.

Salaries, wages and benefits decreased from 39.7% of revenues, before fuel surcharges, in the first nine months of 2012 to 36.7% of revenues, before fuel surcharges, during the first nine months of 2013. The percentage decrease relates primarily to a reduction in company driver wages paid during the first nine months of 2012 as compared to company driver wages paid during the first nine months of 2013. Our driver pool consists of both company drivers and third-party owner operator drivers. Company drivers are employees of the Company and perform services in company-owned equipment while owner-operator drivers provide services, under contract, using their own equipment. While each group is generally compensated on a per-mile basis, owner-operator payments are classified in the Company’s financial statements under the Rent and purchased transportation category. The percentage-based decrease in Salaries, wages and benefits resulted from a decrease in the proportion of total miles driven by company drivers during the first nine months of 2013 in comparison to the proportion of total miles driven by company drivers during the first nine months of 2012. This proportional decrease was the result of an increase in the average number of owner operators under contract from 129 during the first nine months of 2012 to 308 during the first nine months of 2013 and a similar corresponding decrease in the average number of company drivers. On a dollar basis, total salaries, wages and benefits decreased from $81.4 million during the first nine months of 2012 to $80.6 million during the first nine months of 2013. Partially offsetting the decrease was an increase in costs associated with workers’ compensation claims expensed during the first nine months of 2013 as compared to the first nine months of 2012.

Fuel expense, net of fuel surcharge, decreased from 11.3% of revenues, before fuel surcharges, during the first nine months of 2012 to 2.8% of revenues, before fuel surcharges, during the first nine months of 2013. The decrease was primarily related to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel, an increase in the average miles-per-gallon (“mpg”) experienced, and to an increase in the number of owner operators in our fleet. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased from $0.97 during the first nine months of 2012 to $0.29 during the first nine months of 2013 as a result of more favorable fuel surcharge arrangements made with customers, favorable fuel prices negotiated with vendors, and an increase in the size of our owner operator fleet. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner operators is reflected as a reduction in net fuel expense, while fuel surcharges paid to owner operators for their services is reported along with their base rate in the Rent and purchased transportation category. These categorizations have the effect of reducing our net fuel expense while increasing the Rent and purchased transportation category, as discussed below. The average mpg experienced increased during the first nine months of 2013 as compared to the mpg experienced during the first nine months of 2012 as a result of replacing older trucks with newer trucks which are more fuel efficient. The Company has also implemented driver bonus programs which are tied directly to fuel efficiency.

Rent and purchased transportation increased from 10.0% of revenues, before fuel surcharges, during the first nine months of 2012 to 21.6% of revenues, before fuel surcharges, during the first nine months of 2013. The increase relates primarily to an increase in driver lease expense as the average number of owner operators under contract increased from 129 during the first nine months of 2012 to 308 during the first nine months of 2013. The increase in costs in this category, as they relate to the increase in owner operators, are partially offset by a decrease in other cost categories, such as repairs and fuel, which are generally borne by the owner operator.

Depreciation decreased from 13.8% of revenues, before fuel surcharges, during the first nine months of 2012 to 13.4% of revenues, before fuel surcharges, during the first nine months of 2013. The percentage-based decrease relates to the interaction of the fixed-cost characteristic of depreciation expense with an increase in revenues for the periods compared. On a dollar basis, depreciation increased from $28.2 million for the first nine months of 2012 to $29.5 million for the first nine months of 2013. The increase relates primarily to purchases of new trucks which replaced older trucks within the fleet. These new truck replacements have a significantly higher purchase price than those trucks that are being replaced and are being depreciated over a shorter period of time as the Company accelerates its truck replacement cycle from every five years to a replacement cycle of every three years. This reduction in replacement cycle, combined with a higher purchase price, results in higher depreciation expense over a shorter period of time. The decrease in the truck replacement cycle time is intended to reduce fuel costs, improve driver and customer satisfaction, and to reduce long-term maintenance costs as well as increase fleet efficiency by reducing maintenance down-time.

Operating supplies and expenses decreased from 14.5% of revenues, before fuel surcharges, during the first nine months of 2012 to 12.1% of revenues, before fuel surcharges, during the first nine months of 2013. The decrease relates primarily to a decrease in amounts paid for equipment maintenance costs during the first nine months of 2013 as compared to amounts paid during the first nine months of 2012 as a result of replacing older equipment with new equipment. Partially offsetting this decrease was an increase in amounts paid for driver training schools during the first nine months of 2013 as compared to amounts paid during the first nine months of 2012. The increase in driver training and recruiting costs are a result of heightened competition as industry demand for qualified drivers has increased while increased regulations have forced some qualified drivers to exit the profession.

Insurance and claims increased from 4.9% of revenues, before fuel surcharges, during the first nine months of 2012 to 5.0% of revenues, before fuel surcharges, during the first nine months of 2013. The increase relates primarily to an increase in auto liability premiums due to an increase in the number of miles traveled, which serves as the basis for the premium calculation, and to an increase in physical damage insurance expense due to an increase in the value of the equipment covered as a result of replacing older equipment with new equipment.

Other expenses increased from 1.8% of revenues, before fuel surcharges, during the first nine months of 2012 to 2.3% of revenues, before fuel surcharges, during the first nine months of 2013. The increase relates primarily to an increase in amounts expensed for uncollectible revenue and for other supplies and expenses.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 98.6% for the first nine months 2012 to 95.9% for the first nine months of 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	2.8	1.9	2.5	1.7
Rent and purchased transportation	95.1	95.1	94.2	95.1
Communications and utilities	0.1	0.1	0.2	0.1
Other	0.3	0.1	0.3	0.2
Total operating expenses	98.3	97.2	97.2	97.1
Operating income	1.7	2.8	2.8	2.9
Non-operating income	0.1	0.4	0.1	0.3
Interest expense	(0.3)	(0.2)	(0.3)	(0.2)
Income before income taxes	1.5	3.0	2.6	3.0

THREE MONTHS ENDED SEPTEMBER 30, 2013 VS. THREE MONTHS ENDED SEPTEMBER 30, 2012

During the third quarter of 2013, logistics and brokerage services revenue, before fuel surcharges, decreased 10.3% to $5.3 million as compared to $5.9 million during the third quarter of 2012. The decrease relates to a decrease in the number of brokered loads during the third quarter of 2013 as compared to the third quarter of 2012.

Salaries, wages and benefits increased from 1.9% of revenues, before fuel surcharges, in the third quarter of 2012 to 2.8% of revenues, before fuel surcharges, during the third quarter of 2013. The increase relates to an increase in the number of employees assigned to the logistics and brokerage services division.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 97.2% for the third quarter of 2012 to 98.3% for the third quarter of 2013.

NINE MONTHS ENDED SEPTEMBER 30, 2013 VS. NINE MONTHS ENDED SEPTEMBER 30, 2012

For the first nine months ended September 30, 2013, logistics and brokerage services revenue, before fuel surcharges, decreased 2.5% to $18.2 million as compared to $18.6 million for the first nine months ended September 30, 2012. The decrease relates to a decrease in the number of brokered loads during the first nine months of 2013 as compared to the first nine months of 2012.

Salaries, wages and benefits increased from 1.7% of revenues, before fuel surcharges, during the first nine months of 2012 to 2.5% of revenues, before fuel surcharges, during the first nine months of 2013. The increase relates to an increase in the number of employees assigned to the logistics and brokerage services division.

Rent and purchased transportation decreased from 95.1% of revenues, before fuel surcharges, during the first nine months of 2012 to 94.2% of revenues, before fuel surcharges during the first nine months of 2013. The decrease relates to a decrease in amounts paid to third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 97.1% for the first nine months of 2012 to 97.2% for the first nine months of 2013.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED SEPTEMBER 30, 2013 VS. THREE MONTHS ENDED SEPTEMBER 30, 2012

Net income for all divisions was approximately $2.4 million, or 3.0% of revenues, before fuel surcharge for the third quarter of 2013 as compared to net income of $0.9 million or 1.2% of revenues, before fuel surcharge for the third quarter of 2012. The increase in income resulted in diluted earnings per share of $0.28 for the third quarter of 2013 as compared to diluted earnings per share of $0.10 for the third quarter of 2012.

NINE MONTHS ENDED SEPTEMBER 30, 2013 VS. NINE MONTHS ENDED SEPTEMBER 30, 2012

Net income for all divisions was approximately $4.6 million, or 1.9% of revenues, before fuel surcharge for the first nine months of 2013 as compared to net income of $2.5 million or 1.1% of revenues, before fuel surcharge for the first nine months of 2012. The increase in income resulted in diluted earnings per share of $0.53 for the first nine months of 2013 as compared to diluted earnings per share of $0.29 for the first nine months of 2012.

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

During the first nine months of 2013, we generated $36.0 million in cash from operating activities. Investing activities used $34.8 million in cash in the first nine months of 2013. Financing activities used $1.5 million in cash in the first nine months of 2013.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first nine months of 2013, we utilized cash on hand, installment notes, and our lines of credit to finance revenue equipment purchases of approximately $54.6 million.

Occasionally, we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 60 months. During the first nine months of 2013, the Company’s subsidiary, P.A.M. Transport, Inc. entered into installment obligations totaling approximately $30.8 million for the purpose of purchasing revenue equipment. These obligations are payable in either 36 or 60 monthly installments at interest rates ranging from 2.49% to 3.37%.

During the remainder of 2013, we expect to purchase 100 new trucks and 120 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $12.4 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock, financial condition and results of operations and several other factors over which we have limited control. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying additional cash dividends in the foreseeable future other than those dividends paid during 2012.

During the first nine months of 2013 we maintained a $35.0 million revolving line of credit. Amounts outstanding under the line of credit bear interest at LIBOR (determined as of the first day of each month) plus 1.95% (2.13% at September 30, 2013), are secured by our accounts receivable and mature on June 1, 2015. At September 30, 2013 outstanding advances on the line of credit were approximately $1.1 million, which consisted entirely of letters of credit totaling $1.1 million, with availability to borrow $33.9 million.

Trade accounts receivable increased from $50.0 million at December 31, 2012 to $60.6 million at September 30, 2013. The increase relates to a general increase in freight revenue and fuel surcharge revenue, which flows through the accounts receivable account, during the first nine months of 2013 as compared to the freight revenue and fuel surcharge revenue generated during the last nine months of 2012.

Accounts receivable-other increased from $3.6 million at December 31, 2012 to $7.2 million at September 30, 2013. The increase relates primarily to an increase in amounts receivable from the Company’s third-party qualified intermediary. The Company contracts with a third-party qualified intermediary in order to accomplish tax-deferred, like-kind exchanges related to its revenue equipment. Under the program, dispositions of eligible trucks or trailers and acquisitions of replacement trucks or trailers are made in a form whereby any associated tax gains related to the disposal are deferred. To qualify for like-kind exchange treatment, we exchange, through our qualified intermediary, eligible trucks or trailers being disposed with trucks or trailers being acquired. Amounts held by the Company’s third-party qualified intermediary are dependent on the timing and extent of the Company’s revenue equipment sales and/or purchase activities which can fluctuate significantly from period to period.

Prepaid expenses and deposits decreased from $11.3 million at December 31, 2012 to $7.4 million at September 30, 2013. The decrease relates to the amortization of prepaid tractor and trailer license fees and auto liability insurance premiums. During late 2012, approximately $2.4 million of the 2013 license fees and approximately $1.0 million of the 2013 auto liability insurance premiums were paid in advance. These prepaid expenses will continue to be amortized to expense through the remainder of the year.

Marketable equity securities increased from $17.3 million at December 31, 2012 to $19.4 million at September 30, 2013. The $2.1 million increase was primarily related to an increase in the market value of the Company’s investments during the first nine months of 2013.

Revenue equipment, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units, decreased from $331.2 million at December 31, 2012 to $313.7 million at September 30, 2013. The decrease relates primarily to the disposal of trucks during 2013 for which the replacement trucks were purchased during 2012. At December 31, 2012, approximately 200 trucks were taken out of service and were in the process of being sold or traded for which proceeds were not received until the first quarter of 2013.

Accumulated depreciation decreased from $128.4 million at December 31, 2012 to $111.7 million at September 30, 2013. The decease relates primarily to the replacement of older trucks with large amounts of accumulated depreciation with newer trucks with smaller amounts of accumulated depreciation.

Accrued expenses and other liabilities increased from $21.3 million at December 31, 2012 to $24.8 million at September 30, 2013. The increase was primarily related to a $2.4 million increase in amounts accrued at the end of the period which were payable to company drivers and third-party owner-operator drivers which can vary significantly throughout the year depending on the timing of the actual date of payment in relation to the last day of the reporting period. Also contributing to the increase was an increase of $1.1 million in accrued workers’ compensation claims at the end of the period.

Current maturities of long term-debt and long-term debt fluctuations are reviewed on an aggregate basis as the classification of amounts in each category are typically affected merely by the passage of time. Current maturities of long-term debt and long-term debt, on an aggregate basis, decreased from $107.5 million at December 31, 2012 to $107.0 million at September 30, 2013. The decrease was related to additional borrowings received during the first nine months of 2013 net of the principal portion of scheduled installment note payments and repayments made on the line of credit during the first nine months of 2013.

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

Equity Price Risk

We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities increased to $19.4 million at September 30, 2013 from $17.3 million at December 31, 2012. The increase during the first nine months of 2013 was primarily related to an increase in the fair market value of $2.2 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $1.9 million. For additional information with respect to the marketable equity securities, see Note C to our condensed consolidated financial statements.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: November 8, 2013	By: /s/ Daniel H. Cushman
Daniel H. Cushman
President and Chief Executive Officer
(principal executive officer)

Dated: November 8, 2013	By: /s/ Allen W. West
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