Form 10-K
period 2013-12-31
PAM TRANSPORTATION SERVICES INC
filed 2014-03-14
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant computed by reference to the average of the closing bid and ask prices of the common stock as of the last business day of the registrant's most recently completed second quarter was $39,816,217. Solely for the purposes of this response, executive officers, directors and beneficial owners of more than five percent of the registrant’s common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant’s common stock, as of February 17, 2014: 7,984,589 shares of $.01 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 29, 2014, are incorporated by reference in answer to Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2013.

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

P.A.M. TRANSPORTATION SERVICES, INC.

FORM 10-K

For the fiscal year ended December 31, 2013

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

P.A.M. Transportation Services, Inc. is a holding company incorporated under the laws of the State of Delaware in June 1986. We conduct operations through the following wholly owned subsidiaries: P.A.M. Transport, Inc., T.T.X., LLC, P.A.M. Cartage Carriers, LLC, Overdrive Leasing, LLC, P.A.M. Logistics Services, Inc., Choctaw Express, LLC, Choctaw Brokerage, Inc., Transcend Logistics, Inc., Decker Transport Co., LLC, East Coast Transport and Logistics, LLC, S & L Logistics, Inc., P.A.M. International, Inc. and P.A.M. Canada, Inc. Our operating authorities are held by P.A.M. Transport, Inc., P.A.M. Cartage Carriers, LLC, Choctaw Express, LLC, Choctaw Brokerage, Inc., T.T.X., LLC, Decker Transport Co., LLC, and East Coast Transport and Logistics, LLC. Effective on January 1, 2010, the operations of most of the Company’s operating subsidiaries were consolidated under the P.A.M. Transport, Inc. name in an effort to more clearly reflect the Company’s scope and available service offerings. Effective September 30, 2010, the Company sold the assets of East Coast Transport and Logistics, LLC which effectively closed the Company’s New Jersey based brokerage office.

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

Operations

Our operations can generally be classified into truckload services or brokerage and logistics services. Truckload services include those transportation services in which we utilize company owned trucks or owner-operator owned trucks for the pickup and delivery of freight. The brokerage and logistics services consists of services such as transportation scheduling, routing, mode selection, transloading and other value added services related to the transportation of freight which may or may not involve the use of company owned or owner-operator owned equipment. Both our truckload operations and our brokerage and logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. Truckload services operating revenues, before fuel surcharges represented 92.6%, 91.8% and 93.5% of total operating revenues for the years ended December 31, 2013, 2012 and 2011, respectively. The remaining operating revenues, before fuel surcharge for the same periods were generated by brokerage and logistics services, representing 7.4%, 8.2%, and 6.5%, respectively.

Approximately 55% of the Company's revenues are derived from domestic shipments while approximately 45% of our revenues are derived from freight originating from or destined to locations in Mexico or Canada.

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

Industry

According to the American Trucking Association’s “American Trucking Trends 2013” report, the trucking industry transported approximately 68.5% of the total volume of freight transported in the United States during 2012, which equates to 9.4 billion tons and approximately $642 billion in revenue. The truckload industry is highly fragmented and is impacted by several economic and business factors, many of which are beyond the control of individual carriers. The state of the economy, coupled with equipment capacity levels, can impact freight rates. Volatility of various operating expenses, such as fuel and insurance, make the predictability of profit levels uncertain. Availability, attraction, retention and compensation of drivers also affect operating costs, as well as equipment utilization. In addition, the capital requirements for equipment, coupled with potential uncertainty of used equipment values, impact the ability of many carriers to expand their operations. The current operating environment is characterized by the following:

·	Intense competition for freight;

·	Price increases by truck and trailer equipment manufacturers;

·	Volatile fuel costs, generally trending higher, and

·	In recent years, many less profitable or undercapitalized carriers have been forced to consolidate or to exit the industry.

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

Our five largest customers, for which we provide carrier services covering a number of geographic locations, accounted for approximately 43%, 39% and 47% of our total revenues in 2013, 2012 and 2011, respectively. General Motors Corporation accounted for approximately 21%, 17% and 26% of our revenues in 2013, 2012 and 2011, respectively. Another large customer, Chrysler, accounted for approximately 12%, 12% and 5% of our revenues in 2013, 2012 and 2011, respectively.

We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. Approximately 46%, 37% and 38% of our revenues were derived from transportation services provided to the automobile industry during 2013, 2012 and 2011, respectively.

Revenue Equipment

At December 31, 2013, we operated a fleet of 1,837 trucks, which includes 357 owner-operator trucks, and 5,170 trailers, which includes 91 leased trailers. Our company-owned trucks are late model, well-maintained, premium trucks, which we believe help to attract and retain drivers, maximize fuel efficiency, promote safe operations, minimize maintenance and repair costs, and improve customer service by minimizing service interruptions caused by breakdowns. We evaluate our equipment purchasing decisions based on factors such as initial cost, useful life, warranty terms, expected maintenance costs, fuel economy, driver comfort, customer needs, manufacturer support, and resale value.

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

During 1999, the U.S. Environmental Protection Agency (“EPA”) mandated a three-phase strategy to reduce engine emissions from heavy-duty vehicles through a combination of advanced emissions control technologies and diesel fuel with a reduced sulfur content. The first phase (Phase I) mandated new engine emission standards for all model year 2004 heavy-duty trucks; however, through agreements with heavy-duty diesel engine manufacturers, the effective date was accelerated to October 1, 2002. Since October 1, 2002, all newly manufactured truck engines had to comply with the new engine emission standards. As of December 31, 2013, the Company-owned truck fleet does not contain any trucks with the older Phase I engines.

In the second phase (Phase II), effective January 1, 2007, the EPA mandated a new set of more stringent emission standards for vehicles powered by diesel fuel engines manufactured in 2007 through 2009. As of December 31, 2013, our Company-owned truck fleet consisted of fewer than 20 trucks with engines that comply with the Phase II emission standards (Phase II trucks) and are either leased to third parties or are in process of being sold. As compared to trucks powered by the Phase I engines, the trucks powered by the Phase II compliant diesel engines had a significantly higher purchase price and as a result, our depreciation expense increased over time as we replaced Phase I trucks with Phase II trucks.

During the third phase (Phase III), which was effective in 2010, final emission standards became effective. During 2013, the Company took delivery of approximately 550 trucks, all of which contained engines compliant with the Phase III emission standards. As of December 31, 2013, substantially all of our Company-owned truck fleet consisted of trucks with engines that comply with the Phase III emission standards (Phase III trucks). During 2014, the Company expects to take delivery of 300 additional Phase III trucks. To date, the Company-owned Phase III trucks have shown increased fuel efficiency as compared to either the Phase I or Phase II truck fuel efficiency, however, Phase III trucks have a significant purchase price premium as compared to the purchase price of the Phase I and Phase II trucks and as a result, our depreciation expense per truck has increased. We expect that the costs to replace older trucks will continue to increase due to both an increase in new truck purchase prices and in maintenance costs as the engines become more complex to meet future EPA regulations. To the extent we are unable to offset these anticipated increased costs with rate increases charged to customers or offsetting cost savings in other areas, our results of operations will be adversely affected.

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

Our trucks carry full warranty coverage for at least three years or 375,000 miles. Extended truck warranties can be negotiated with the truck manufacturer and manufacturers of major components, such as engine, transmission and differential manufacturers, for up to four years or 500,000 miles. Our trailers carry full warranties by the manufacturer for up to 5 years with certain components covered for up to ten years.

Employees

At December 31, 2013, we employed 3,034 persons, of whom 2,477 were drivers, 185 were employed in maintenance, 171 were employed in operations, 38 were employed in marketing, 95 were employed in safety and personnel, and 68 were employed in general administration and accounting. None of our employees is represented by a collective bargaining unit and we believe that our employee relations are good.

Drivers

At December 31, 2013, we utilized 2,477 company drivers in our operations. We also had 357 owner-operators under contract compensated on a per mile basis. Our drivers are compensated on the basis of miles driven, loading and unloading, extra stops, and layovers in transit. Drivers can earn bonuses by recruiting other qualified drivers who become employed by us and both cash and non-cash prizes are awarded for achieving certain miles per gallon goals. All of our drivers are recruited, screened, drug tested and participate in our driver training program. Our driver training program stresses the importance of safety and reliable, on-time delivery. Drivers are required to report to their driver managers daily and at the earliest possible moment when any condition en route occurs that might delay their scheduled delivery time.

Owner-operators are utilized through a contact with us to supply one or more tractors and drivers for our use. Owner-operators must pay their own tractor expenses, fuel, maintenance, insurance, and driver costs. They must meet and operate within our guidelines with respect to safety. We have a lease-purchase program whereby we offer owner-operators the opportunity to lease a tractor, with the option to purchase the tractor at the end of the lease term. We believe our lease-purchase program has contributed to our ability to attract and retain owner operators. At December 31, 2013, approximately 40 owner-operators were participating in this program.

In addition to strict application screening and drug testing, before being permitted to operate a vehicle, our drivers must undergo classroom instruction on our policies and procedures, safety techniques as taught by the Smith System of Defensive Driving, and the proper operation of equipment, and must pass both written and road tests. Instruction in defensive driving and safety techniques continues after hiring, with seminars at several of our terminals. At December 31, 2013, we employed 77 persons on a full-time basis in our driver recruiting, training and safety instruction programs.

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

Regulation

We are a common and contract motor carrier regulated by various United States federal and state, Canadian provincial, and Mexican federal agencies. These regulatory agencies have broad powers, generally governing matters such as authority to engage in motor carrier operations, motor carrier registration, driver hours-of-service (“HOS”), drug and alcohol testing of drivers, and safety, size, and weight of transportation equipment. The primary regulatory agencies affecting the Company’s operations include the Federal Motor Carrier Safety Administration (“FMCSA”), the Pipeline and Hazardous Materials Safety Agency, and the Surface Transportation Board, which are all agencies within the U.S. Department of Transportation (“DOT”). We believe that we are in compliance in all material respects with applicable regulatory requirements relating to our business and operate with a “satisfactory” rating (the highest of three rating categories) from the DOT. In addition, we are subject to compliance with cargo-security and transportation regulations issued by the Transportation Security Administration, a component department within the U.S. Department of Homeland Security. To the extent that we conduct operations outside the United States, we are subject to the Foreign Corrupt Practices Act, which generally prohibits U.S. companies and their intermediaries from offering bribes to foreign officials for the purpose of obtaining or retaining favorable treatment.

In 2004, the FMCSA issued updated rules related to driver HOS limits that became effective October 1, 2005 (the "2005 Rules"). In July 2007, a federal appeals court vacated certain provisions of the 2005 Rules relating to the expansion of the daily driving limit from 10 hours to 11 hours, and the "34-hour restart," which allowed drivers to restart calculations of the weekly on-duty time limits after the driver had at least 34 consecutive hours off duty. The court indicated that, in addition to other reasons, it vacated these two provisions because the FMCSA failed to provide adequate data supporting its decision to increase the daily driving limit and provide for the 34-hour restart provision. In November 2008, following the submission of additional data by FMCSA and a series of appeals and related court rulings, the FMCSA published its final rule, which retained the 11 hour daily driving limit and the 34-hour restart provision. Safety advocacy groups continued to challenge the final rule and in an effort to end litigation by these groups, the FMCSA agreed to propose new rules by July 26, 2011. During December 2010, the FMCSA released the proposed new rules for public comment which included provisions that would shorten allowable daily driving time from 11 hours to 10 hours and also require that drivers take two nights of rest during the 34-hour restart provision. The proposed rules, which were generally not well received by either safety advocacy groups or by the trucking industry, were finalized and published by the FMCSA in December 2011. The final rule, effective July 1, 2013, retained the 11 hour daily driving limit but restricted the use of the 34-hour restart provision to once every seven days and the 34-hour period must include two periods between 1:00 a.m. and 5:00 a.m. and requires drivers to take a 30-minute off duty break after driving 8 hours. During 2012, both the American Trucking Association and safety advocacy groups had filed petitions with the D.C. U.S. Circuit Court of Appeals requesting the court to review the FMCSA’s final rule. Oral arguments began on March 15, 2013 and a final ruling was issued August 2, 2013. The final ruling upheld the HOS rules effective July 1, 2013 with the exception of vacating the 30-minute off duty break for short haul truck drivers. Although the final HOS rules have made an impact on the utilization of our equipment and our drivers’ productivity, they have not had a significant negative impact on our operations.

During February 2012, the FMCSA announced its intent to continue to pursue a rule that would require all interstate motor carriers to install electronic on-board recorders (“EOBRs”) to monitor compliance with HOS regulations. The FMCSA’s previous efforts in 2011 to implement a rule requiring EOBRs were successfully challenged in court and the rule was vacated in August 2011 as the court ruled that the FMCSA failed to directly address the potential for harassment of vehicle operators. The vacated rule applied to phase one of a two-phase rule implementation process whereby implementation of phase one would require EOBR use only by habitual HOS regulation violators while phase two would require EOBR use by all motor carriers. The FMCSA refers to these two-phases as EOBR 1 and EOBR 2, respectively. Under EOBR 1, any motor carrier found to have a HOS regulation violation rate of 10% or greater would be required to install EOBRs on all of its commercial motor vehicles for a period of two years. The final rule related to EOBR 1 was published in April 2010 and, prior to being vacated, was to be effective for any single compliance review completed on or after June 4, 2012. Under EOBR 2, all motor carriers required to maintain HOS record keeping would be required to use EOBRs to monitor their drivers' compliance with HOS requirements. Motor carriers would have three years after the effective date of the EOBR 2 final rule to comply with these requirements. As of December 31, 2013, the Company is not subject to any requirement that EOBRs be installed on any of its trucks, however all the Company’s trucks currently have EOBRs installed.

During 2010, the FMCSA also implemented its “Compliance, Safety, Accountability” program (“CSA”), formerly known as “Comprehensive Safety Analysis 2010” or “CSA 2010”. The stated goal under CSA is to achieve a greater reduction in large truck and bus crashes, injuries and fatalities, while maximizing the resources of the FMCSA and its state partners. Since the 1970s, federal and state enforcement agencies, in partnership with the motor carrier industry, have progressively reduced the commercial vehicle related fatality crash rate. Under CSA, the FMCSA uses a comprehensive measurement system of all safety-based violations found during roadside inspections, weighing such violations by their relationship to crash risk. CSA data analysis expands on the previous system utilized by the FMCSA and covers more behavioral areas specifically linked to crash risk such as unsafe or fatigued driving, driver fitness, controlled substances, crash history, vehicle maintenance, and improper loading. Safety performance information is accumulated to assess the safety performance of both carriers and drivers. This expanded methodology for determining a carrier's DOT safety rating may have an adverse effect on our DOT safety rating. We currently have a satisfactory DOT rating, which is the highest available rating. A conditional or unsatisfactory DOT safety rating could adversely affect our business because some of our customer contracts may require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could negatively impact or restrict our operations.

Our motor carrier operations are also subject to environmental laws and regulations, including laws and regulations dealing with underground fuel storage tanks, the transportation of hazardous materials and other environmental matters, and our operations involve certain inherent environmental risks. We maintain one bulk fuel storage above ground tank and fuel island. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We have instituted programs to monitor and control environmental risks and assure compliance with applicable environmental laws. As part of our safety and risk management program, we periodically perform internal environmental reviews so that we can achieve environmental compliance and avoid environmental risk. We transport a minimum amount of environmentally hazardous substances and, to date, have experienced no significant claims for hazardous materials shipments. If we should fail to comply with applicable regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

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

A significant portion of our revenue is generated from our major customers. For 2013, our top five customers, based on revenue, accounted for approximately 43% of our revenue, and our two largest customers, General Motors Corporation and Chrysler, accounted for approximately 21% and 12% of our revenue, respectively. We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. As a result, the concentration of our business within the automobile industry is greater than the concentration in a single customer. Approximately 46% of our revenues for 2013 were derived from transportation services provided to the automobile industry.

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

During the last decade, the purchase price of new revenue equipment has increased significantly as equipment manufacturers recover increased materials costs and engine design costs resulting from compliance with increasingly stringent EPA engine emission standards. The final phase of the new EPA engine design requirements were effective in 2010; however, additional EPA emission mandates in the future could result in higher purchase prices of revenue equipment which could result in higher than anticipated depreciation expenses. If we were unable to offset any such increase in expenses with freight rate increases, our cash flows and results of operations could be adversely affected. If the market prices for used revenue equipment declines, we could incur substantial losses upon disposition of our revenue equipment which could adversely affect our results of operations and financial condition.

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

The DOT and various state agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety, and financial reporting. We may also become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours of service, and ergonomics. Compliance with such regulations could substantially impair equipment productivity and increase our operating expenses.

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

During 2010, the FMCSA implemented its “Compliance, Safety, Accountability” program (“CSA”), formerly known as “Comprehensive Safety Analysis 2010” or “CSA 2010”. CSA is an enforcement and compliance initiative that provides for driver standards in addition to the carrier standards previously in place. Under CSA, the methodology for determining a carrier's DOT safety rating has been expanded to include the on-road safety performance of the carrier's drivers. As a result of these new regulations, including the expanded methodology for determining a carrier's DOT safety rating, there may be an adverse effect on our DOT safety rating. We currently have a satisfactory DOT rating, which is the highest available rating. A conditional or unsatisfactory DOT safety rating could adversely affect our business because some of our customer contracts may require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could negatively impact or restrict our operations.

During December 2011, the FMCSA published final HOS rules which included changes that placed limits on the 34-hour restart provision and added required driver breaks. These final HOS rules have made an impact on the utilization of our equipment and our drivers’ productivity however, they have not had a significant negative impact on our operations.

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

Tax and other regulatory authorities often seek to assert that independent contractors in the transportation service industry, such as our owner-operators, are employees rather than independent contractors. There can be no assurance that these interpretations and tax laws that consider these persons independent contractors will not change or that these authorities will not successfully assert this position. If our owner-operators are determined to be our employees, that determination could materially increase our exposure under a variety of federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as our potential liability for employee benefits. In addition, such changes may be applied retroactively, and if so, we may be required to pay additional amounts to compensate for prior periods. Any of the above increased costs would adversely affect our business and operating results.

Our results of operations may be affected by seasonal factors.

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

Our business may be disrupted by natural disasters and severe weather conditions causing supply chain disruptions.

Natural disasters such as earthquakes, tsunamis, hurricanes, tornadoes, floods or other adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt our operations or the operations of our customers or could damage or destroy infrastructure necessary to transport products as part of the supply chain. Specifically, these events may damage or destroy or assets, disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, and affect regional economies. As a result, these events could make it difficult or impossible for us to provide logistics and transportation services; disrupt or prevent our ability to perform functions at the corporate level; and/or otherwise impede our ability to continue business operations in a continuous manner consistent with the level and extent of business activities prior to the occurrence of the unexpected event, which could adversely affect our business and results of operations or make our results more volatile.

We may incur additional operating expenses or liabilities as a result of potential future requirements to address climate change issues.

As global warming issues become more prevalent, federal, state and local governments as well as some of our customers, are beginning to respond to these issues. This increased focus on sustainability may result in new legislation or regulations and customer requirements that could negatively affect us as we may incur additional costs or be required to make changes to our operations in order to comply with any new regulations or customer requirements. Legislation or regulations that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases such as carbon dioxide, a by-product of burning fossil fuels such as those used in the Company’s trucks, could adversely affect our operations and financial results. More specifically, legislative or regulatory actions related to climate change could adversely impact the Company by increasing our fuel costs and reducing fuel efficiency and could result in the creation of substantial additional capital expenditures and operating costs in the form of taxes, emissions allowances, or required equipment upgrades. Any of these factors could impair our operating efficiency and productivity and result in higher operating costs. In addition, revenues could decrease if we are unable to meet regulatory or customer sustainability requirements. These additional costs, changes in operations, or loss of revenues could have a material adverse effect on our business, financial condition and results of operations.

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

None of our employees is currently represented by a collective bargaining agreement. However, we can offer no assurance that our employees will not unionize in the future, particularly if legislation is passed that facilitates unionization. If our employees were to unionize, our operating costs would increase and our profitability could be adversely affected.

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

In order to prevent terrorist attacks, federal, state and municipal authorities have implemented and continue to follow various security measures, including checkpoints and travel restrictions on large trucks. Our international operations in Canada and Mexico may be affected significantly if there are any disruptions or closures of border traffic due to security measures. Such measures may have costs associated with them, which, in connection with the transportation services we provide, we or our owner-operators could be forced to bear. In addition, war or risk of war also may have an adverse effect on the economy. A decline in economic activity could adversely affect our revenue or restrict our future growth. Instability in the financial markets as a result of terrorism or war also could affect our ability to raise capital. In addition, the insurance premiums charged for some or all of the coverage currently maintained by us could increase dramatically or such coverage could be unavailable in the future.

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

The Chairman of our board of directors holds a controlling interest in us; therefore, the influence of our public shareholders over significant corporate actions is limited, and we are not subject to certain corporate governance standards that apply to other publicly traded companies.

Matthew T. Moroun, the Chairman of our Board of Directors, and a trust of which Mr. Moroun is a co-trustee together, own approximately 59.3% of our outstanding common stock. As a result, Mr. Moroun has the power to:

·	control all matters submitted to our shareholders;

·	elect our directors;

·	adopt, extend or remove any anti-takeover provisions that are available to us; and

·	exercise control over our business, policies and affairs.

This concentration of ownership could limit the price that some investors might be willing to pay for shares of our common stock, and our ability to engage in significant transactions, such as a merger, acquisition or liquidation, will require the consent of Mr. Moroun. Conflicts of interest could arise between us and Mr. Moroun, and any conflict of interest may be resolved in a manner that does not favor us. Accordingly, Mr. Moroun could cause us to enter into transactions or agreements of which our other shareholders would not approve or make decisions with which they may disagree. Because of Mr. Moroun’s level of ownership, we have elected to be treated as a controlled company in accordance with the rules of the NASDAQ Stock Market. Accordingly, we are not required to comply with NASDAQ Stock Market rules which would otherwise require a majority of our Board to be comprised of independent directors and require our Board to have a compensation committee and a nominating and corporate governance committee comprised of independent directors.

Mr. Moroun may continue to retain control of us for the foreseeable future and may decide not to enter into a transaction in which shareholders would receive consideration for our common stock that is much higher than the then-current market price of our common stock. In addition, Mr. Moroun could elect to sell a controlling interest in us to a third-party and our other shareholders may not be able to participate in such transaction or, if they are able to participate in such a transaction, such shareholders may receive less than the then current fair market value of their shares. Any decision regarding ownership of us that Mr. Moroun may make at some future time will be in his absolute discretion, subject to applicable laws and fiduciary duties.

Our stock trading volume may not provide adequate liquidity for investors.

Although shares of our common stock are traded on the NASDAQ Global Market, the average daily trading volume in our common stock is less than that of other larger transportation and logistics companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of a sufficient number of willing buyers and sellers of the common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the daily average trading volume of our common stock, significant sales of the common stock in a brief period of time, or the expectation of these sales, could cause a decline in the price of our common stock. Additionally, low trading volumes may limit a stockholder’s ability to sell shares of our common stock.

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

Our subsidiaries lease facilities in Indianapolis, Indiana; Romulus, Michigan; North Jackson, Ohio; Tahlequah, Oklahoma; Bath, Pennsylvania; El Paso, Texas; and Monterrey, Mexico. Our terminal facilities in Columbia, Mississippi; Irving and Laredo, Texas; North Little Rock, Arkansas; and Willard, Ohio are owned. The leased facilities are leased primarily on contractual terms typically ranging from one to five years. As of December 31, 2013, the following table provides a summary of the ownership and types of activities conducted at each location:

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

We are a defendant in a collective-action lawsuit which was filed on August 22, 2013, in the United States District Court for the Western District of Arkansas. The plaintiffs, who are current and former drivers and who worked for the Company during the period of August 22, 2010, through the date of the filing, allege claims for unpaid wages under the Fair Labor Standards Act and the Arkansas Minimum Wage Law. The complaint alleges that the Company failed to pay newly hired drivers minimum wage during orientation, training, and while traveling during normal business hours and that the Company failed to pay all drivers when working on assignment for more than 24 hours. The plaintiffs seek to enjoin the Company from continuing its current pay practices related to the allegations. They also seek actual damages, liquidated damages equal to accrual damages, court costs, and legal fees. The lawsuit is currently in the discovery stage. We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from this lawsuit. Management has determined that any losses under this claim would not be covered by exisiting insurance policies.

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

Fiscal Year Ended December 31, 2013

	High	Low	Dividends Declared Per Common Share
First Quarter	$11.57	$9.30	$-
Second Quarter	11.74	8.85	-
Third Quarter	17.82	10.00	-
Fourth Quarter	20.99	15.59	-

Fiscal Year Ended December 31, 2012

	High	Low	Dividends Declared Per Common Share
First Quarter	$12.58	$9.45	$1.00
Second Quarter	11.75	9.32	-
Third Quarter	10.18	8.95	-
Fourth Quarter	10.89	8.81	1.00

As of February 17, 2013, there were approximately 105 holders of record of our common stock.

Dividends

The Company paid cash dividends of $1.00 per common share during each of the months of April 2012 and December 2012. No other dividends have been paid during any year prior to 2012 or during 2013. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors. Currently, the Company does not intend to pay dividends in the foreseeable future.

Repurchases of Equity Securities by the Issuer

The Company’s stock repurchase program has been extended and expanded several times, most recently in September 2011, when the Board of Directors announced that it had authorized the Company to repurchase up to 500,000 additional shares of its common stock. The Company repurchased 224,000 shares of its common stock during the fourth quarter of 2011 but did not repurchase any shares of its common stock during 2012 under the program. The Company did however, repurchase 50,325 shares of its common stock under the program during 2013.

On December 2, 2013, the Company announced a Dutch auction tender offer (the “tender offer”) to repurchase up to 600,000 shares of its common stock, par value $0.01 per share, subject to the terms and conditions described in the tender offer pursuant to the Board of Directors approval on November 27, 2013. Subject to certain limitations and legal requirements, the Company could purchase up to an additional 2% of its outstanding shares which totaled 173,000 shares. The tender offer began on the date of the announcement, December 2, 2013 and expired on December 30, 2013.

Through the tender offer, the Company’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $19.00 to 21.00 per share. Upon expiration of the offer, the Company accepted for purchase a total of 675,000 shares at a price of $20.50 per share, for a total purchase price of approximately $13.9 million, including fees and commission. The purchases were settled on January 6, 2014. The Company accounted for the repurchase of these shares as treasury stock on the Company’s consolidated balance sheet as of December 31, 2013.

The following table summarizes the Company's common stock repurchases during the fourth quarter of 2013. No shares were purchased during the quarter other than through the repurchase program and the tender offer described above. All purchases were made by or on behalf of the Company and not by any “affiliated purchaser”.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2013	2,100	$16.98	2,100	225,675
November 1-30, 2013	-	-	-	225,675
December 1-31, 2013	675,000	20.50	675,000	225,675
Total	677,100	$20.49	677,100

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for a presentation of compensation plans under which equity securities of the Company are authorized for issuance.

Recent Sales of Unregistered Securities

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for information regarding recent sales by the Company of unregistered securities.

Performance Graph

We have historically used the Center for Research in Security Prices (CRSP) Total Return Index for the NASDAQ Stock Market (U.S. companies) and the CRSP Total Return Index for the NASDAQ Trucking and Transportation Stocks but as a result of a change in the total return data made available to us through our vendor provider, our performance graphs going forward will use comparable indexes provided by NASDAQ OMX Global Indexes. The historically used indexes will be replaced by the NASDAQ OMX Index for the NASDAQ Stock Market (U.S. companies) and the NASDAQ OMX Index for the NASDAQ Trucking and Transportation Stocks. Two historical performance graphs are provided below. The first graph provides a comparison using the CRSP index data, which we have used historically, and the second graph provides a comparison using the NASDAQ OMX Global Indexes data, which we plan to use going forward.

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of the CRSP Total Return Index for the NASDAQ Stock Market (U.S. companies) and the CRSP Total Return Index for the NASDAQ Trucking and Transportation Stocks for the period of five years commencing December 31, 2008 and ending December 31, 2013. The graph assumes that the value of the investment in our common stock and in each index was $100 on December 31, 2008 and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG OUR COMMON STOCK,

THE NASDAQ STOCK MARKET (U.S. COMPANIES) AND THE NASDAQ TRUCKING AND

TRANSPORTATION STOCKS INDEX THROUGH DECEMBER 31, 2013

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of the NASDAQ OMX Index for the NASDAQ Stock Market (U.S. companies) and the NASDAQ OMX Index for the NASDAQ Trucking and Transportation Stocks for the period of five years commencing December 31, 2008 and ending December 31, 2013. The graph assumes that the value of the investment in our common stock and in each index was $100 on December 31, 2008 and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG OUR COMMON STOCK,

THE NASDAQ OMX INDEX FOR THE NASDAQ STOCK MARKET (U.S. COMPANIES)

AND THE NASDAQ TRUCKING AND TRANSPORTATION STOCKS INDEX THROUGH DECEMBER 31, 2013

Item 6. Selected Financial Data.

The following selected financial and operating data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Report.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Statement of Operations Data:
Operating revenues:
Operating revenues, before fuel surcharge	$313,117	$297,698	$284,178	$282,524	$260,774
Fuel surcharge	89,696	82,935	75,065	49,470	31,136
Total operating revenues	402,813	380,633	359,243	331,994	291,910

Operating expenses:
Salaries, wages and benefits (1)	107,037	108,866	110,037	105,143	97,415
Fuel expense	97,660	111,378	124,956	97,523	73,562
Rent and purchased transportation (1)	85,226	54,011	30,126	47,054	45,131
Depreciation	39,088	38,298	34,163	27,035	37,742
Operating supplies	34,728	39,011	38,659	30,105	26,572
Operating taxes and licenses	4,880	5,003	4,952	4,954	5,020
Insurance and claims	14,586	13,744	13,070	12,820	12,579
Communications and utilities	2,237	2,235	2,496	2,731	2,644
Other	6,719	5,350	6,029	5,169	4,967
(Gain) loss on sale or disposal of property	(854)	(166)	98	(337)	931
Total operating expenses	391,307	377,730	364,586	332,197	306,563
Operating income (loss)	11,506	2,903	(5,343)	(203)	(14,653)
Non-operating income (loss)	1,540	3,288	1,551	852	(745)
Interest expense	(3,375)	(2,596)	(1,798)	(2,252)	(2,373)
Income (loss) income before income taxes	9,671	3,595	(5,590)	(1,603)	(17,771)
Income tax expense (benefit)	3,756	1,416	(2,733)	(948)	(6,924)
Net income (loss)	$5,915	$2,179	$(2,857)	$(655)	$(10,847)

Earnings (loss) per common share:
Basic	$0.68	$0.25	$(0.32)	$(0.07)	$(1.15)
Diluted	$0.68	$0.25	$(0.32)	$(0.07)	$(1.15)

Average common shares outstanding – Basic	8,662	8,700	9,056	9,415	9,411
Average common shares outstanding – Diluted(2)	8,682	8,702	9,056	9,415	9,411

Cash dividends declared per common share	$-	$2.00	$-	$-	$-

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

(2)	Diluted income per share for 2013 and 2012 assumes the exercise of stock options to purchase an aggregate of 112,570 and 4,454 shares of common stock, respectively.

	At December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:	(in thousands)
Total assets	$329,302	$317,669	$279,093	$264,340	$260,656
Long-term debt, excluding current portion	70,366	78,583	44,135	17,201	27,202
Stockholders' equity	115,946	122,195	137,477	147,948	147,127

	Year Ended December 31,
	2013		2012		2011		2010		2009
Operating Data:
Operating ratio (1)	96.3%		99.0%		101.9%		100.1%		105.6%
Average number of truckloads per week	6,120		5,704		5,586		6,054		6,275
Average miles per trip	675		693		687		625		556
Total miles traveled (in thousands)	209,837		200,765		195,081		192,139		177,872
Average miles per truck	116,256		114,071		110,215		110,236		102,816
Average revenue, before fuel surcharge per truck per day	$683		$666		$632		$639		$591
Average revenue, before fuel surcharge per loaded mile	$1.49		$1.49		$1.49		$1.35		$1.36
Empty mile factor	7.3%		8.7%		8.3%		6.3%		7.7%

At end of period:
Total company-owned/leased trucks	1,837	(2)	1,800	(3)	1,770	(4)	1,768	(5)	1,731 (6)
Average age of company-owned trucks (in years)	1.52		1.63		2.62		3.24		2.60
Total company-owned/leased trailers	5,170	(7)	4,943	(8)	4,696	(9)	4,632	(10)	4,630
Average age of company-owned trailers (in years)	6.34		6.99		7.09		6.21		5.22
Number of employees	3,022		3,031		2,764		2,658		2,591

__________

(1) Total operating expenses, net of fuel surcharge as a percentage of operating revenues, before fuel surcharge.

(2) Includes 357 owner operator trucks; (3) Includes 220 owner operator trucks; (4) Includes 79 owner operator trucks;

(5) Includes 28 owner operator trucks; (6) Includes 34 owner operator trucks; (7) Includes 91 leased trailers;

(8) Includes 36 leased trailers; (9) Includes 53 leased trailers; (10) Includes 50 leased trailers.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 92.6%, 91.8% and 93.5% of total revenues, excluding fuel surcharges for the twelve months ended December 31, 2013, 2012 and 2011, respectively.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During 2013, 2012 and 2011, approximately $89.7 million, $82.9 million and $75.1 million, respectively, of the Company's total revenue was generated from fuel surcharges. We also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Results of Operations - Truckload Services

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Years Ended December 31,
	2013	2012	2011

Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits (1)	36.7	39.7	41.3
Fuel expense, net of fuel surcharge	2.7	10.4	18.8
Rent and purchased transportation (1)	21.9	11.3	4.7
Depreciation	13.5	14.0	12.8
Operating supplies and expenses	12.0	14.3	14.5
Operating taxes and licenses	1.7	1.8	1.9
Insurance and claims	5.0	5.0	4.9
Communications and utilities	0.8	0.8	0.9
Other	2.3	1.9	2.3
Gain on sale or disposal of property	(0.3)	0.0	0.0
Total operating expenses	96.3	99.2	102.1
Operating income (loss)	3.7	0.8	(2.1)
Non-operating income	0.5	1.2	0.6
Interest expense	(1.1)	(0.9)	(0.7)
Income (loss) before income taxes	3.1%	1.1%	(2.2)%

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

2013 Compared to 2012

For the year ended December 31, 2013, truckload services revenue, before fuel surcharges, increased 6.1% to $290.1 million as compared to $273.4 million for the year ended December 31, 2012. The increase related primarily to an increase in the number of miles traveled, a reduction in uncompensated miles, and an increase in the average rate charged to customers. The number of miles traveled increased from 200.8 million miles during 2012 to 209.8 million miles during 2013 primarily as a result of an increase in the average number of trucks in service, which increased from 1,760 during 2012 to 1,804 during 2013. The average percentage of uncompensated miles declined from 8.7% of total miles during 2012 to 7.3% of total miles during 2013. The average rate charged per total mile during 2013 increased $0.02 as compared to the average rate charged during 2012. Also contributing to the increase was an increase in equipment utilization as the Company continues to replace older trucks, which generally have a higher probability for mechanical problems which could disrupt en route service thereby reducing route efficiency.

Salaries, wages and benefits decreased from 39.7% of revenues, before fuel surcharges, during 2012 to 36.7% of revenues, before fuel surcharges, during 2013. The decrease related primarily to a decrease in Company driver wages paid during 2013 as compared to Company driver wages paid during 2012. Our driver pool consists of both company divers and third-party owner operators. Company drivers are employees of the Company and perform services in company-owned equipment while owner-operator drivers provide services, under contract, using their own equipment. While each group is generally compensated on a per-mile basis, owner-operator payments are classified in the Company’s financial statements under the Rent and purchased transportation category. The percentage-based decrease in Salaries, wages and benefits resulted from a decrease in the proportion of total miles driven by company drivers during 2013 in comparison to the proportion of total miles driven by company drivers during 2012. This proportional decrease was the result of an increase in the average number of owner operators under contract from 149 during 2012 to 322 during 2013 and a corresponding decrease in the average number of company drivers. On a dollar basis, total salaries, wages and benefits decreased from $108.4 million during 2012 to $106.4 million during 2013. Partially offsetting the decrease was an increase in costs associated with workers’ compensation benefits during the 2013 as compared to 2012.

Fuel expense, net of fuel surcharge, decreased from 10.4% of revenues, before fuel surcharges, during 2012 to 2.7% of revenues, before fuel surcharges, during 2013. The decrease relates primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel and to an increase in the average miles-per-gallon (“mpg”) experienced. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased as a result of more favorable fuel surcharge arrangements made with customers and to an increase in the number of owner operators in our fleet. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner operators is reflected as a reduction in net fuel expense, while fuel surcharges paid to owner operators for their services is reported along with their base rate of pay in the Rent and purchased transportation category. These categorizations have the effect of reducing our net fuel expense while increasing the Rent and purchased transportation category, as discussed above. The average mpg experienced increased during 2013 as compared to the mpg experienced during 2012 as a result of replacing older trucks with newer trucks, which are more fuel efficient.

Rent and purchased transportation increased from 11.3% of revenues, before fuel surcharges, during 2012 to 21.9% of revenues, before fuel surcharges, during 2013. The increase relates primarily to an increase in driver lease expense as the average number of owner operators under contract increased from 149 during 2012 to 322 during 2013. The increase in costs in this category, as they relate to the increase in owner operators, are partially offset by a decrease in other cost categories, such as repairs and fuel, which are generally borne by the owner operator.

Depreciation decreased from 14.0% of revenues, before fuel surcharges, during 2012 to 13.5% of revenues, before fuel surcharges, during 2013. The percentage-based decrease relates primarily to the interaction of the fixed-cost characteristic of depreciation expense with an increase in revenues for the periods compared.

Operating supplies and expenses decreased from 14.3% of revenues, before fuel surcharges, during 2012 to 12.0% of revenues, before fuel surcharges, during 2013. The decrease related primarily to a decrease in amounts paid for equipment maintenance costs during 2013 as compared to amounts paid during 2012 as a result of replacing older equipment with new equipment. Partially offsetting this decrease was an increase in amounts paid for driver training schools during 2013 as compared to amounts paid during 2012. The increase in driver training and recruiting costs are a result of heightened competition for qualified drivers as industry demand has increased and increased regulations have forced some drivers to exit the profession.

Operating taxes and licenses decreased from 1.8% of revenues, before fuel surcharges, during 2012 to 1.7% of revenues, before fuel surcharges, during 2013. The decrease related primarily to a decrease in amounts paid for equipment registration fees from $5.0 million during 2012 to $4.9 million during 2013.

Other expenses increased from 1.9% of revenues, before fuel surcharges, during 2012 to 2.3% of revenues, before fuel surcharges, during 2013. The increase relates primarily to an increase in amounts expensed for uncollectible revenue, professional services, and for other supplies and expenses.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved to 96.3% for 2013 from 99.2% for 2012.

Non-operating income decreased from 1.2% of revenues, before fuel surcharges, during 2012 to 0.5% of revenues, before fuel surcharges, during 2013. The components of this category consist primarily of dividends earned and gains or losses on the Company’s investments in marketable equity securities. The decrease relates primarily to a decrease in the amount of gains recognized between the periods on the Company’s investments in marketable equity securities.

2012 Compared to 2011

For the year ended December 31, 2012, truckload services revenue, before fuel surcharges, increased 2.9% to $273.4 million as compared to $265.8 million for the year ended December 31, 2011. The increase relates primarily an increase in the average number of miles traveled per unit each work day from 434 miles during 2011 to 449 miles during 2012.

Salaries, wages and benefits decreased from 41.3% of revenues, before fuel surcharges, during 2011 to 39.7% of revenues, before fuel surcharges, during 2012.  The decrease related primarily to a decrease in expenses associated with workers’ compensation benefits. To a lesser extent, the decrease related to a decrease in company driver wages paid during 2012 as compared to company driver wages paid during 2011. Our driver pool consists of both company divers and third-party owner operators. Company drivers are employees of the Company and perform services in company-owned equipment while owner-operator drivers provide services, under contract, using their own equipment. While each group is generally compensated on a per-mile basis, owner-operator payments are classified in the Company’s financial statements under the Rent and purchased transportation category. The percentage-based decrease in Salaries, wages and benefits resulted from a decrease in the proportion of total miles driven by company drivers during 2012 in comparison to the proportion of total miles driven by company drivers during 2011. This proportional decrease was the result of an increase in the average number of owner operators under contract from 48 during 2011 to 149 during 2012. On a dollar basis, total salaries, wages and benefits decreased from $109.7 million during 2011 to $108.4 million during 2012. Offsetting the majority of the decrease in company driver wages was an increase in general and administrative wages paid during 2012 as compared to 2011. Partially offsetting the decrease was an increase in costs associated with group health benefits paid during 2012 as compared to 2011.

Fuel expense, net of fuel surcharge, decreased from 18.8% of revenues, before fuel surcharges, during 2011 to 10.4% of revenues, before fuel surcharges, during 2012. The decrease relates primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel and to an increase in the average miles-per-gallon (“mpg”) experienced. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased as a result of more favorable fuel surcharge arrangements made with customers and to an increase in the number of owner operators in our fleet. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner operators is reflected as a reduction in net fuel expense, while fuel surcharges paid to owner operators for their services is reported along with their base rate of pay in the Rents and purchased transportation category. These categorizations have the effect of reducing our net fuel expense while increasing Rents and purchased transportation category, as discussed above. The average mpg experienced increased during 2012 as compared to the mpg experienced during 2011 as a result of replacing older trucks with newer trucks, which are more fuel efficient and to the implementation of driver bonus programs which are tied directly to fuel efficiency.

Rent and purchased transportation increased from 4.7% of revenues, before fuel surcharges, during 2011 to 11.3% of revenues, before fuel surcharges, during 2012. The increase relates primarily to an increase in driver lease expense as the average number of owner operators under contract increased from 48 during 2011 to 149 during 2012. The increase in costs in this category, as they relate to the increase in owner operators, are partially offset by a decrease in other cost categories, such as repairs and fuel, which are generally borne by the owner operator.

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

	Years Ended December 31,
	2013	2012	2011

Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	2.6	1.8	1.9
Fuel expense	0.0	0.0	0.0
Rent and purchased transportation	94.3	95.2	95.7
Depreciation	0.0	0.0	0.0
Operating supplies and expenses	0.0	0.0	0.0
Operating taxes and licenses	0.0	0.0	0.0
Insurance and claims	0.0	0.0	0.0
Communications and utilities	0.1	0.1	0.2
Other	0.3	0.2	0.3
Gain on sale or disposal of property	0.0	0.0	0.0
Total operating expenses	97.3	97.3	98.1
Operating income	2.7	2.7	1.9
Non-operating income	0.1	0.2	0.1
Interest expense	(0.3)	(0.2)	(0.1)
Income before income taxes	2.5%	2.7%	1.9%

2013 Compared to 2012

For the year ended December 31, 2013, logistics and brokerage services revenues, before fuel surcharges, decreased 5.1% to $23.0 million as compared to $24.3 million for the year ended December 31, 2012. The decrease was primarily the result of a decrease in the brokered load rates during 2013 as compared to 2012.

Salaries, wages and benefits increased from 1.8% of revenues, before fuel surcharges, in 2012 to 2.6% of revenues, before fuel surcharges, in 2013. The increase resulted from an increase in the number of employees assigned to the logistics and brokerage services division.

Rent and purchased transportation decreased from 95.2% of revenues, before fuel surcharges, in 2012 to 94.3% of revenues, before fuel surcharges, in 2013. The decrease relates to a decrease in amounts charged by third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, remained unchanged at 97.3% for 2013 and 2012.

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

Results of Operations - Combined Services

2013 Compared to 2012

Income tax expense was approximately $3.8 million in 2013 resulting in an effective rate of 38.8%, as compared to an income tax expense of approximately $1.4 million in 2012 resulting in an effective rate of 39.4%. The effective tax rate differs from the statutory rate primarily due to the existence of partially non-deductible meal and incidental expense per-diem payments to company drivers. Per-diem payments may cause a significant difference in the Company’s effective tax rate from period-to-period as the proportion of non-deductible expenses to pre-tax net income increases or decreases.

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2013, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

As of December 31, 2013, there were no significant unrecognized tax benefits and an adjustment to the Company’s consolidated financial statements for uncertain tax positions was not required as management believes that the Company’s significant tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2010 and forward remain open to examination in those jurisdictions. During 2013, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions and does not believe it is reasonably possible that our unrecognized tax benefits will significantly change within the next twelve months.

The combined net income for all divisions was $5.9 million, or 1.9% of revenues, before fuel surcharge, for 2013 as compared to the combined net income for all divisions of $2.2 million or 0.7% of revenues, before fuel surcharge, for 2012. The increase in net income resulted in an increase in diluted earnings per share to $0.68 for 2013 from a diluted earnings per share of $0.25 for 2012.

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2012, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

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

Quarterly Results of Operations

The following table presents selected consolidated financial information for each of our last eight fiscal quarters through December 31, 2013. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the quarterly information.

	Quarter Ended
	Mar. 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013	Mar. 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012
	(unaudited)
	(in thousands, except earnings per share data)
Operating revenues	$99,982	$104,408	$101,878	$96,545	$96,155	$94,156	$94,549	$95,773
Total operating expenses	100,234	99,402	97,194	94,477	95,069	92,884	93,610	96,167
Operating (loss) income	(252)	5,006	4,684	2,068	1,086	1,272	939	(394)
Net (loss) income	(456)	2,682	2,393	1,296	674	935	881	(311)
(Loss) income per common share:
Basic	$(0.05)	$0.31	$0.28	$0.15	$0.08	$0.11	$0.10	$(0.04)
Diluted	$(0.05)	$0.31	$0.28	$0.15	$0.08	$0.11	$0.10	$(0.04)

Liquidity and Capital Resources

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our lines of credit, installment notes, and investment margin account.

During 2013, we generated $43.2 million in cash from operating activities compared to $33.6 million and $34.9 million in 2012 and 2011, respectively. Investing activities used $44.3 million in cash during 2013 compared to $72.6 million and $61.4 million in 2012 and 2011, respectively. The cash used for investing activities in all three years related primarily to the purchase of revenue equipment such as trucks and trailers or related equipment such as auxiliary power units. Financing activities provided $1.8 million in cash during 2013 compared to $39.3 million and $12.9 million in cash provided during 2012 and 2011, respectively. See the Consolidated Statements of Cash Flows in Item 8 of this Report.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing lines of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations, to finance capital expenditures and repay long-term debt. During 2013 and 2012, we utilized cash on hand, installment notes, and our lines of credit to finance revenue equipment purchases of approximately $70.2 million and $95.1 million, respectively.

Occasionally we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 60 months. At December 31, 2013, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $110.5 million. These installment notes are payable in monthly installments, ranging from 36 monthly installments to 60 monthly installments, at a weighted average interest rate of 2.91%. At December 31, 2012, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $102.1 million. These installment notes were payable in 36 monthly installments at a weighted average interest rate of 3.02%.

In order to maintain our truck and trailer fleet count it is often necessary to purchase replacement units and place them in service before trade units are removed from service. The timing of this process often requires the Company to pay for new units without any reduction in price for trade units. In this situation, the Company later receives payment for the trade units as they are delivered to the equipment vendor and have passed vendor inspection. During the twelve months ended December 31, 2013 and 2012, the Company received approximately $16.3 million and $12.7 million, respectively, for units delivered for trade.

During 2013, the Company maintained a $35.0 million revolving line of credit. Amounts outstanding under the line bear interest at LIBOR (determined as of the first day of each month) plus 1.75% (1.92% at December 31, 2013), are secured by our trade accounts receivable and mature on June 1, 2015. At December 31, 2013, outstanding advances on the line were approximately $1.1 million, which consisted entirely of letters of credit totaling $1.1 million, with availability to borrow $33.9 million.

Trade accounts receivable increased from $50.0 million at December 31, 2012 to $58.5 million at December 31, 2013. The increase relates to a general increase in freight revenue and fuel surcharge revenue, which flows through the accounts receivable account, during 2013 as compared to the freight revenue and fuel surcharge revenue generated during 2012.

Marketable equity securities at December 31, 2013 increased approximately $3.7 million as compared to December 31, 2012. The increase was primarily related to changes in market value of approximately $3.1 million and to purchases of new securities of approximately $0.9 million partially offset by the cost of securities sold of approximately $0.3 million. At December 31, 2013, the remaining marketable equity securities have a combined cost basis of approximately $11.0 million and a combined fair market value of approximately $21.0 million. The Company has developed a strategy to invest in securities from which it expects to receive dividends that qualify for favorable tax treatment, as well as appreciate in value. The Company anticipates that increases in the market value of the investments combined with dividend payments will exceed interest rates paid on borrowings for the same period. During 2013, the Company had net unrealized pre-tax gains of approximately $3.1 million and received dividends of approximately $0.8 million. The holding term of these securities depends largely on the general economic environment, the equity markets, borrowing rates and the Company's cash requirements.

Revenue equipment, at December 31, 2013, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units and auxiliary power units, decreased approximately $9.3 million as compared to December 31, 2012. The decrease relates primarily to a decrease in the number of company-owned trucks from 1,580 at December 31, 2012 to 1,480 at December 31, 2013.

Accounts payable at December 31, 2013 increased approximately $8.9 million as compared to December 31, 2012. The increase was primarily related to an accrual at December 31, 2013 for the purchase of treasury stock through a Dutch Auction in the amount of $13.9 million which was partially offset by a decrease in amounts accrued for the purchase of revenue equipment of approximately $2.2 million at December 31, 2013 compared to December 31, 2012 and by a decrease in bank drafts outstanding in excess of the bank balance of approximately $1.6 million at December 31, 2013 as compared to December 31, 2013.

Accrued expenses and other liabilities at December 31, 2013 increased approximately $1.2 million as compared to December 31, 2012. The increase is primarily related to a $0.9 million increase in amounts accrued for workers’ compensation claims and a $0.7 million increase in amounts accrued for owner operators. These increases were offset by a $0.7 million reduction in margin account borrowings which are secured by the Company’s investments in marketable equity securities. The Company periodically uses this margin account for the purchase of marketable equity securities and as a source of short-term liquidity.

Current maturities of long term-debt and long-term debt fluctuations are reviewed on an aggregate basis as the classification of amounts in each category are typically affected merely by the passage of time. Current maturities of long-term debt and long-term debt, on an aggregate basis at December 31, 2013, increased approximately $3.0 million as compared to December 31, 2012. The increase was related to additional borrowings received during 2013 net of the principal portion of scheduled installment note payments made during 2013.

For 2014, we expect to purchase 300 new trucks and 720 new trailers while continuing to sell or trade equipment that has reached the end of its cycle, which we expect to result in net capital expenditures of approximately $16.9 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our anticipated future cash flows and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Contractual Obligations and Commercial Commitments

The following table sets forth the Company's contractual obligations and commercial commitments as of December 31, 2013:

	Payments due by period
	(in thousands)
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 Years

Long-term debt (1)	$125,071	$45,941	$77,156	$1,974	$-
Operating leases (2)	447	369	78	-	-
Total	$125,518	$46,310	$77,234	$1,974	$-

(1)    Including interest.

(2)    Represents equipment, building, facilities, and drop yard operating leases.

Insurance

With respect to physical damage for trucks and trailers, cargo loss, and auto liability, the Company maintains insurance coverage to protect it from certain business risks. These policies are with various carriers and have per occurrence deductibles of $2,500, $10,000 and $2,500 respectively. The Company maintains workers’ compensation coverage in Arkansas, Ohio, Oklahoma, Mississippi, and Florida with a $500,000 self-insured retention and a $500,000 per occurrence excess policy. The Company has elected to opt out of workers' compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has reserved for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers’ compensation claims. Letters of credit aggregating approximately $1,101,000 and certificates of deposit totaling $300,000 are held by banks as security for workers’ compensation claims. The Company self insures for employee health claims with a stop loss of $275,000 per covered employee per year and estimates its liability for claims incurred but not reported.

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

Depreciation of trucks and trailers. Depreciation of trucks and trailers is calculated by the straight-line method over the assets estimated useful life, which range from three to 12 years, down to an estimated salvage value at the end of the assets estimated useful life. Management must use its judgment in the selection of estimated useful lives and salvage values for purposes of this calculation. In some cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed by the manufacturer. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal.

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

Significantly all of the Company’s cash flows from operations are generated by trucks and trailers, and as such, the cost of other long-lived assets are funded by those operations. Therefore, management tests for the recoverability of all of the Company’s long-lived assets as a single group at the entity level and examines the forecasted future cash flows generated by trucks and trailers, including their eventual disposition, to determine if those cash flows exceed the carrying value of the long-lived assets. Forecasted cash flows are estimated using assumptions about future operations. To the extent that facts and circumstances change in the future, our estimates of future cash flows may also change either positively or negatively. In light of the increase in the Company’s market capitalization during 2013 and net operating profits of the Company for the years ended December 31, 2013 and 2012, no impairment indicators existed which required management to test the Company’s long-lived assets for recoverability as of December 31, 2013. As such, no impairment losses were recorded during 2013.

Claims accruals. The Company is self-insured for health and workers' compensation benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred, but not reported (IBNR) claims. IBNR claims are estimated using historical lag information and other data either provided by outside claims administrators or developed internally. Actual claims payments may differ from management’s estimates as a result of a number of factors, including evaluation of severity, increases in legal or medical costs, and other case-specific factors. The actual claims payments are charged against the Company’s recorded accrued claims liabilities and have been reasonable with respect to the estimates of the liabilities made under the Company’s methodology. However, the estimation process is generally subjective, and to the extent that future actual results materially differ from original estimates made by management, adjustments to recorded accruals may be necessary which could have a material effect on the Company’s consolidated financial statements. Based upon our 2013 health and workers' compensation expenses, a 10% increase in both claims incurred and claims incurred but not reported, would increase our annual health and workers' compensation expenses by $1.0 million.

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. Significant management judgment is required as it relates to future taxable income, future capital gains, tax settlements, valuation allowances, and the Company’s ability to utilize tax loss and credit carryforwards. As of December 31, 2013, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

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

Equity Price Risk

We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities increased to $21.0 million at December 31, 2013 from $17.3 million at December 31, 2012. The increase includes an increase in fair market value, net of write-downs, of approximately $3.1 million, additional purchases of $0.9 million, sales of $0.3 million, and return of capital proceeds of $0.1 million during 2013. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $2.1 million. For additional information with respect to the marketable equity securities, see Note 3 to our consolidated financial statements.

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

Commodity Price Risk

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our 2013 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by approximately $9.8 million.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk related to the activities of our branch office located in Mexico. Currently, we do not hedge our exchange rate exposure through any currency forward contracts, currency options, or currency swaps as all of our revenues, and substantially all of our expenses and capital expenditures, are transacted in U.S. dollars. However, certain operating expenditures and capital purchases related to our Mexico branch office are incurred within or exposed to fluctuations in the exchange rate between the U.S. Dollar and the Mexican peso. Based on 2013 expenditures denominated in pesos, a 10% increase in the exchange rate would increase our annual operating expenses by approximately $63,000.

Item 8. Financial Statements and Supplementary Data.

The following statements are filed with this report:

Report of Independent Registered Public Accounting Firm – Grant Thornton LLP

Consolidated Balance Sheets - December 31, 2013 and 2012

Consolidated Statements of Operations - Years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income - Years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows - Years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

P.A.M. Transportation Services, Inc.

We have audited the accompanying consolidated balance sheets of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P.A.M. Transportation Services, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

March 14, 2014

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

(in thousands, except share and per share data)

ASSETS	2013	2012

CURRENT ASSETS:
Cash and cash equivalents	$1,172	$507
Accounts receivable—net:
Trade, less allowance of $1,477 and $1,157, respectively	58,484	50,017
Other	3,660	3,558
Inventories	1,498	1,770
Prepaid expenses and deposits	6,621	11,274
Marketable equity securities	20,975	17,320
Income taxes refundable	230	354

Total current assets	92,640	84,800

PROPERTY AND EQUIPMENT:
Land	4,924	4,924
Structures and improvements	16,001	15,952
Revenue equipment	321,862	331,197
Office furniture and equipment	7,684	6,719

Total property and equipment	350,471	358,792

Accumulated depreciation	(116,246)	(128,353)

Net property and equipment	234,225	230,439

OTHER ASSETS	2,437	2,430

TOTAL ASSETS	$329,302	$317,669

 (Continued)

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

(in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	2013	2012

CURRENT LIABILITIES:
Accounts payable	$27,970	$19,025
Accrued expenses and other liabilities	22,502	21,308
Current maturities of long—term debt	40,103	28,918
Deferred income taxes—current	2,651	3,272

Total current liabilities	93,226	72,523

Long-term debt—less current portion	70,366	78,583
Deferred income taxes—less current portion	49,764	44,368

Total liabilities	213,356	195,474

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,391,464 and 11,384,207 shares issued; 7,983,539 and 8,701,607 shares outstanding at December 31, 2013 and December 31, 2012, respectively	114	114
Additional paid-in capital	78,811	78,448
Accumulated other comprehensive income	6,160	4,235
Treasury stock, at cost; 3,407,925 and 2,682,600 shares at December 31, 2013 and December 31, 2012, respectively	(51,691)	(37,239)
Retained earnings	82,552	76,637

Total stockholders’ equity	115,946	122,195

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$329,302	$317,669

(Concluded)

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(in thousands, except per share data)

	2013	2012	2011
OPERATING REVENUES:
Revenue, before fuel surcharge	$313,117	$297,698	$284,178
Fuel surcharge	89,696	82,935	75,065

Total operating revenues	402,813	380,633	359,243

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	107,037	108,866	110,037
Fuel expense	97,660	111,378	124,956
Rents and purchased transportation	85,226	54,011	30,126
Depreciation	39,088	38,298	34,163
Operating supplies and expenses	34,728	39,011	38,659
Operating taxes and licenses	4,880	5,003	4,952
Insurance and claims	14,586	13,744	13,070
Communications and utilities	2,237	2,235	2,496
Other	6,719	5,350	6,029
(Gain) loss on disposition of equipment	(854)	(166)	98

Total operating expenses and costs	391,307	377,730	364,586

OPERATING INCOME (LOSS)	11,506	2,903	(5,343)

NON-OPERATING INCOME	1,540	3,288	1,551
INTEREST EXPENSE	(3,375)	(2,596)	(1,798)

INCOME (LOSS) BEFORE INCOME TAXES	9,671	3,595	(5,590)

FEDERAL & STATE INCOME TAX EXPENSE (BENEFIT):
Current	159	51	35
Deferred	3,597	1,365	(2,768)

Total federal & state income tax expense (benefit)	3,756	1,416	(2,733)

NET INCOME (LOSS)	$5,915	$2,179	$(2,857)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.68	$0.25	$(0.32)
Diluted	$0.68	$0.25	$(0.32)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	8,662	8,700	9,056
Diluted	8,682	8,702	9,056

DIVIDENDS DECLARED PER COMMON SHARE	$-	$2.00	$-

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(in thousands)

	2013	2012	2011

NET INCOME (LOSS)	$5,915	$2,179	$(2,857)

Other comprehensive income (loss), net of tax:

Reclassification adjustment for realized gains on marketable securities included in net income (1)	(215)	(1,009)	(526)

Reclassification adjustment for unrealized losses on marketable securities included in net income (2)	18	44	196

Changes in fair value of marketable securities (3)	2,122	495	629

COMPREHENSIVE INCOME (LOSS)	$7,840	$1,709	$(2,558)

_______________
(1) Net of deferred income taxes of $(131), $(618) and $(322), respectively.
(2) Net of deferred income taxes of $11, $27 and $120, respectively.
(3) Net of deferred income taxes of $1,298, $304 and $386, respectively.

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(in thousands, except per share data)

	Common Stock Shares / Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

BALANCE— January 1, 2011	9,415	$114	$77,837	$4,406	$(29,127)	$94,718	$147,948

Net loss						(2,857)	(2,857)
Other comprehensive income, net of tax of $184				299			299
Exercise of stock options-shares issued including tax benefits	5		35				35
Treasury stock repurchases	(724)				(8,112)		(8,112)
Share-based compensation			164				164

BALANCE— December 31, 2011	8,696	114	78,036	4,705	(37,239)	91,861	137,477

Net loss						2,179	2,179
Other comprehensive income, net of tax of $(287)				(470)			(470)
Exercise of stock options-shares issued including tax benefits	6		60				60
Dividends on common stock, $2 per share						(17,403)	(17,403)
Share-based compensation			352				352

BALANCE— December 31, 2012	8,702	114	78,448	4,235	(37,239)	76,637	122,195

Net income						5,915	5,915
Other comprehensive income, net of tax of $ 1,178				1,925			1,925
Exercise of stock options-shares issued including tax benefits	7		46				46
Treasury stock repurchases	(725)				(14,452)		(14,452)
Share-based compensation			317				317

BALANCE— December 31, 2013	7,984	$114	$78,811	$6,160	$(51,691)	$82,552	$115,946

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

(in thousands)

	2013	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$5,915	$2,179	$(2,857)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	39,088	38,298	34,163
Bad debt expense	424	191	22
Stock compensation—net of excess tax benefits	317	346	149
Provision for (benefit from) deferred income taxes	3,597	1,365	(2,768)
Reclassification of other than temporary impairment in marketable equity securities	29	70	315
Recognized gain on sale of marketable equity securities	(601)	(2,362)	(817)
(Gain) loss on sale or disposal of equipment	(854)	(166)	98
Changes in operating assets and liabilities:
Accounts receivable	(8,873)	(3,313)	1,580
Prepaid expenses, deposits, inventories, and other assets	4,918	(426)	(2,290)
Income taxes refundable	124	(115)	2,139
Trade accounts payable	(2,802)	(3,369)	4,987
Accrued expenses and other liabilities	1,888	927	174
Net cash provided by operating activities	43,170	33,625	34,895

INVESTING ACTIVITIES:
Purchases of property and equipment	(71,520)	(98,046)	(69,352)
Proceeds from disposition of equipment	27,304	21,190	9,023
Changes in restricted cash	(120)	(215)	(40)
Sales of marketable equity securities	857	4,554	1,137
Purchases of marketable equity securities, net of return of capital	(838)	(77)	(2,142)
Net cash used in investing activities	(44,317)	(72,594)	(61,374)

FINANCING ACTIVITIES:
Borrowings under line of credit	422,324	445,224	349,868
Repayments under line of credit	(427,741)	(449,135)	(340,540)
Borrowings of long-term debt	41,593	72,991	36,064
Repayments of long-term debt	(33,208)	(23,152)	(24,430)
Borrowings under margin account	999	15,948	1,512
Repayments under margin account	(1,693)	(5,237)	(1,512)
Repurchases of common stock	(508)	-	(8,112)
Stock compensation excess tax benefits	-	6	16
Dividends paid	-	(17,403)	-
Exercise of stock options	46	54	19
Net cash provided by financing activities	1,812	39,296	12,885

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	665	327	(13,594)

CASH AND CASH EQUIVALENTS—Beginning of year	507	180	13,774
CASH AND CASH EQUIVALENTS—End of year	$1,172	$507	$180

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid during the period for:
Interest	$3,417	$2,558	$1,778
Income taxes	$77	$174	$90

NONCASH INVESTING AND FINANCING ACTIVITIES—
Purchases of revenue equipment included in accounts payable	$598	$2,794	$4,211
Purchases of common stock included in accrued expenses and other liabilities	$13,944	$-	$-

See notes to consolidated financial statements.

P.A.M. TransportATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

1.     ACCOUNTING POLICIES

Description of Business and Principles of Consolidation–P.A.M. Transportation Services, Inc. (the “Company”), through its subsidiaries, operates as a truckload transportation and logistics company.

The consolidated financial statements include the accounts of the Company and its wholly owned operating subsidiaries: P.A.M. Transport, Inc., P.A.M. Cartage Carriers, LLC, Overdrive Leasing, LLC, Choctaw Express, LLC, Decker Transport Co., LLC, T.T.X., LLC, Transcend Logistics, Inc., and East Coast Transport and Logistics, LLC. The following subsidiaries were inactive during all periods presented: P.A.M. International, Inc., P.A.M. Logistics Services, Inc., Choctaw Brokerage, Inc., P.A.M. Canada, Inc. and S & L Logistics, Inc.

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

Bank Overdrafts–The Company classifies bank overdrafts in current liabilities as an accounts payable and does not offset other positive bank account balances located at the same or other financial institutions. Bank overdrafts generally represent checks written that have not yet cleared the Company’s bank accounts. The majority of the Company’s bank accounts are zero balance accounts that are funded at the time items clear against the account by drawings against a line of credit, therefore the outstanding checks represent bank overdrafts. Because the recipients of these checks have generally not yet received payment, the Company continues to classify bank overdrafts as accounts payable. Bank overdrafts are classified as changes in accounts payable in the cash flows from operating activities section of the Company’s Consolidated Statement of Cash Flows. Bank overdrafts as of December 31, 2013 and 2012 were approximately $3,179,000 and $4,803,000, respectively.

Accounts Receivable Other–The components of accounts receivable other consist primarily of amounts representing company driver advances, owner-operator advances, equipment manufacturer warranties, and restricted cash. Advances receivable from company drivers as of December 31, 2013 and 2012, were approximately $707,000 and $882,000, respectively. Restricted cash consists of cash proceeds from the sale of trucks and trailers under our like-kind exchange (“LKE”) tax program. See Note 11, “Federal and State Income Taxes,” for a discussion of the Company’s LKE tax program. We classify restricted cash as a current asset within “Accounts receivable-other” as the exchange process must be completed within 180 days in order to qualify for income tax deferral treatment. The changes in restricted cash balances are reflected as an investing activity in our Consolidated Statements of Cash Flows as they relate to the sales and purchases of revenue equipment.

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

Asset Class	Estimated Asset Life

Service vehicles (years)	3	-	5
Office furniture and equipment (years)	3	-	7
Revenue equipment (years)	3	-	12
Structure and improvements (years)	5	-	40

The Company’s management periodically evaluates whether changes to estimated useful lives and/or salvage values are necessary to ensure its estimates accurately reflect the economic use of the assets. During 2013, management adjusted the estimated useful lives and salvage values of certain trucks based on such an evaluation. These changes resulted in a decrease in depreciation expense of approximately $550,000 during 2013. This reduction in depreciation expense increased the Company’s 2013 reported net income by approximately $340,000 ($0.04 per diluted share).

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

Advertising Expense–Advertising costs are expensed as incurred and totaled approximately $662,000, $685,000 and $437,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Classification of Owner/Operator Expense – In order to conform to industry practice, the Company began to classify payments to third-party owner operator drivers as purchased transportation rather than as salaries, wages and benefits as had been presented in reports prior to the period ended September 30, 2013. This reclassification has no effect on operating income, net income or earnings per share. The Company has made corresponding reclassifications to comparative periods shown.

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2013, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

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

Reporting Segments–The Company's operations are all in the motor carrier segment and are aggregated into a single reporting segment in accordance with the aggregation criteria under Generally Accepted Accounting Principles (“GAAP”). The Company provides truckload transportation services as well as brokerage and logistics services to customers throughout the United States and portions of Canada and Mexico. Truckload transportation services revenues, excluding fuel surcharges, represented 92.6%, 91.8% and 93.5% of total revenues, excluding fuel surcharges, for the twelve months ended December 31, 2013, 2012 and 2011, respectively. Remaining revenues, excluding fuel surcharges, for each respective year were generated by brokerage and logistics services.

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

Subsequent Events–We have evaluated subsequent events for recognition and disclosure through the date these financial statements were filed with the United States Securities and Exchange Commission and concluded that no subsequent events or transactions have occurred that require recognition or disclosure in our financial statements.

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

Recent Accounting Pronouncements– In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires an organization to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income (“OCI”), but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012. The adoption of this guidance on January 1, 2013 did not have a significant impact on the Company’s financial condition, results of operations, or cash flow.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. Retrospective presentation for all comparative periods presented is required. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this guidance on January 1, 2013 did not have a material effect on the Company’s financial condition, results of operations, or cash flow.

2.     TRADE ACCOUNTS RECEIVABLE

The Company's receivables result primarily from the sale of transportation and logistics services. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Accounts receivable which consist of both billed and unbilled receivables are presented net of an allowance for doubtful accounts. Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectability. Accounts receivable balances consist of the following components as of December 31, 2013 and 2012:

	2013	2012
	(in thousands)

Billed	$50,168	$44,374
Unbilled	9,793	6,800
Allowance for doubtful accounts	(1,477)	(1,157)

Total accounts receivable—net	$58,484	$50,017

An analysis of changes in the allowance for doubtful accounts for the years ended December 31, 2013, 2012 and 2011 follows:

	2013	2012	2011
	(in thousands)

Balance—beginning of year	$1,157	$2,074	$2,418
Provision for bad debts	424	191	22
Charge-offs	(104)	(1,108)	(565)
Recoveries	-	-	199

Balance—end of year	$1,477	$1,157	$2,074

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

For the years ended December 31, 2013, 2012 and 2011, the evaluation resulted in an impairment charges of approximately $29,000, $70,000 and $315,000, respectively, being reported in the Company’s non-operating income in its statement of operations.

The following table sets forth cost, market value and unrealized gain/(loss) on equity securities classified as available-for-sale and equity securities classified as trading as of December 31, 2013 and 2012.

	2013	2012
	(in thousands)
Available-for-sale securities
Fair market value	$20,810	$17,188
Cost	10,881	10,361
Unrealized gain	$9,929	$6,827

Trading securities
Fair market value	$165	$132
Cost	157	158
Unrealized gain (loss)	$8	$(26)

Total
Fair market value	$20,975	$17,320
Cost	11,038	10,519
Unrealized gain	$9,937	$6,801

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities that are classified as available-for-sale as of December 31, 2013 and 2012.

	2013	2012
	(in thousands)
Available-for-sale securities
Gross unrealized gains	$9,946	$6,960
Gross unrealized losses	17	133

Net unrealized gains	$9,929	$6,827

As of December 31, 2013 and 2012, the total net unrealized gains, net of deferred income taxes, in accumulated other comprehensive income was approximately $6,160,000 and $4,235,000, respectively.

For the year ended December 31, 2013, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $1,897,000, net of deferred income taxes. For the year ended December 31, 2012, the Company had net unrealized losses in market value on securities classified as available-for-sale of approximately $459,000, net of deferred income taxes.

As of December 31, 2013, the Company's marketable securities that are classified as trading had gross recognized gains of approximately $8,000 and had no gross recognized losses. As of December 31, 2012, the Company's marketable securities that were classified as trading had gross recognized losses of approximately $26,000 and had no gross recognized gains. The following table shows recognized gains (losses) in market value for securities classified as trading during 2013, 2012 and 2011.

	2013	2012	2011
	(in thousands)
Trading securities
Recognized (loss) gain at beginning of period	$(26)	$(16)	$14
Recognized gain (loss) at end of period	8	(26)	(16)

Change in net recognized gain (loss)	$34	$(10)	$(30)

During 2013 and 2012, there were no reclassifications of marketable securities between trading and available for sale.

The following table shows the Company’s realized gains during 2013, 2012 and 2011 on certain securities which were held as available-for-sale. The cost of securities sold is based on the specific identification method and interest and dividends on securities are included in non-operating income.

	2013	2012	2011
	(in thousands)
Realized gains
Sale proceeds	$857	$4,554	$1,137
Cost of securities sold	290	2,183	289

Realized gains	$567	$2,371	$848

Realized gains, net of taxes	$346	$1,437	$526

The following table shows the Company’s investments’ approximate gross unrealized losses and fair value at December 31, 2013 and 2012. As of December 31, 2013 and 2012, there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	2013		2012
	(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Equity securities – Available for sale	$397	$17	$1,567	$133
Equity securities – Trading	-	-	129	26

Totals	$397	$17	$1,696	$159

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of December 31, 2013 and 2012, the Company had outstanding borrowings of $10,017,000 and $10,711,000 under its margin account, respectively.

4.     ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at December 31 are summarized as follows:

	2013	2012
	(in thousands)

Payroll	$3,252	$2,733
Accrued vacation	1,766	1,872
Taxes—other than income	2,232	2,063
Interest	110	152
Driver escrows	1,395	1,197
Margin account borrowings	10,017	10,711
Self-insurance claims	3,730	2,580

Total accrued expenses and other liabilities	$22,502	$21,308

5.     CLAIMS LIABILITIES

With respect to physical damage for trucks, cargo loss and auto liability, the Company maintains insurance coverage to protect it from certain business risks. These policies are with various carriers and have per occurrence deductibles of $2,500, $10,000 and $2,500 respectively. Prior to October 1, 2013, the Company elected to self-insure for physical damage to trailers. Effective October 1, 2013, the Company began insuring trailers for physical damage with a $2,500 deductible per occurrence. The Company maintains workers’ compensation coverage in Arkansas, Ohio, Oklahoma, Mississippi, and Florida with a $500,000 self-insured retention and a $500,000 per occurrence excess policy. The Company has elected to opt out of workers' compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has accrued for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers’ compensation claims. Letters of credit aggregating approximately $1,101,000 and certificates of deposit totaling $300,000 are held by banks as security for workers’ compensation claims. The Company self insures for employee health claims with a stop loss of $275,000 per covered employee per year and estimates its liability for claims outstanding and claims incurred but not reported.

6.     LONG-TERM DEBT

Long-term debt at December 31, consists of the following:

	2013	2012
	(in thousands)
Line of credit with a bank—due June 1, 2015, and collateralized by accounts receivable (1)	$-	$5,417
Equipment financing (2)	110,469	102,084
Total long-term debt	110,469	107,501
Less current maturities	(40,103)	(28,918)

Long-term debt—net of current maturities	$70,366	$78,583

(1)

Line of credit agreement with a bank provides for maximum borrowings of $35.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of LIBOR as of the first day of the month plus 1.75% (1.92% at December 31, 2013) and are secured by our trade accounts receivable. Monthly payments of interest are required under this agreement. Also, under the terms of the agreement the Company must have (a) a debt to equity ratio of no more than 2.15:1, and (b) maintain a tangible net worth of at least $115 million. The Company was in compliance with all provisions of the agreement throughout 2013.

(2)	Equipment financings consist of installment obligations for revenue equipment purchases, payable in various monthly installments with various maturity dates through September 2018, at a weighted average interest rate of 2.91% as of December 31, 2013 and collateralized by revenue equipment.

The Company has provided letters of credit to third parties totaling approximately $1,101,000 at December 31, 2013. The letters are held by these third parties to assist such parties in collection of any amounts due by the Company should the Company default in its commitments to the parties.

Scheduled annual maturities on long-term debt outstanding at December 31, 2013, are:

(in thousands)

2014	$40,103
2015	47,154
2016	21,224
2017	1,477
2018	511

Total	$110,469

7.     CAPITAL STOCK

The Company's authorized capital stock consists of 40,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. At December 31, 2013, there were 11,391,464 shares of our common stock issued and 7,983,539 shares outstanding. No shares of our preferred stock were issued or outstanding at December 31, 2013.

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

Preferred Stock

Preferred stock may be issued from time to time by our Board of Directors, without stockholder approval, in such series and with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or other provisions, as may be fixed by the Board of Directors in the resolution authorizing their issuance. The issuance of preferred stock by the Board of Directors could adversely affect the rights of holders of shares of common stock; for example, the issuance of preferred stock could result in a class of securities outstanding that would have certain preferences with respect to dividends and in liquidation over the common stock, and that could result in a dilution of the voting rights, net income per share and net book value of the common stock. As of December 31, 2013, we have no agreements or understandings for the issuance of any shares of preferred stock.

Treasury Stock

In November 2010, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock during the twelve month period following the announcement. All 500,000 shares were repurchased under this repurchase authorization prior to the authorization expiration date.

In September 2011, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock. Under this authorization, the Company repurchased 224,000 shares of its common stock during the fourth quarter of 2011. The Company did not repurchase any additional shares during 2012. The Company repurchased a total of 50,325 shares of its common stock under this authorization during 2013.

In November 2013, our Board of Directors authorized the repurchase of up to 600,000 shares of our common stock through a Dutch auction tender offer (the “tender offer”). Subject to certain limitations and legal requirements, the Company could repurchase up to an additional 2% of its outstanding shares which totaled 173,000 shares. The tender offer began on the date of the announcement, December 2, 2013 and expired on December 30, 2013. Through the tender offer, the Company’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $19.00 to 21.00 per share. Upon expiration, 675,000 shares were tendered through the offer at a final purchase price of $20.50 per share for a total purchase price of approximately $13.9 million, including fees and commission and was settled on January 6, 2014. The Company accounted for the repurchase of these shares as treasury stock on the Company’s consolidated balance sheet as of December 31, 2013.

The Company accounts for Treasury stock using the cost method and as of December 31, 2013, 3,407,925 shares were held in the treasury at an aggregate cost of approximately $51,691,000.

8.     COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was comprised of net income (loss) plus or minus market value adjustments related to marketable securities. The following table summarizes the changes in accumulated balances of other comprehensive income for the twelve months ended December 31, 2013:

Unrealized gains and losses on available-for-sale securities
(in thousands)

Balance at December 31, 2012, net of tax of $2,592	$4,235

Other comprehensive income before reclassifications, net of tax of $1,298	2,122
Amounts reclassified from accumulated other comprehensive income, net of tax of $(120)	(197)
Net current-period other comprehensive income	1,925

Balance at December 31, 2013, net of tax of $3,770	$6,160

The following table provides details about reclassifications out of accumulated other comprehensive income for the twelve months ended December 31, 2013:

Details about Accumulated Other Comprehensive Income Component	Amounts Reclassified from Accumulated Other Comprehensive Income (a)	Statement of Operations Classification
	(in thousands)
Unrealized gains and losses on available-for-sale securities:
Realized gain on sale of securities	$346	Non-operating income
Impairment expense	(29)	Non-operating income
Total before tax	317	Income before income taxes
Tax expense	(120)	Income tax expense
Total after tax	$197	Net income

          (a) Amounts in parentheses indicate debits to profit/loss

9.     SIGNIFICANT CUSTOMERS AND INDUSTRY CONCENTRATION

In 2013, 2012 and 2011, two customers, who are in the automobile manufacturing industry, accounted for 33%, 28% and 31% of revenues, respectively. The Company also provides transportation services to other manufacturers who are suppliers for automobile manufacturers including suppliers for the Company’s largest customer. As a result, concentration of the Company’s business within the automobile industry is significant. Of the Company’s revenues for 2013, 2012 and 2011, 46%, 37% and 38%, respectively, were derived from transportation services provided to the automobile manufacturing industry. Accounts receivable from the two largest customers totaled approximately $28,290,000 and $16,158,000 at December 31, 2013 and 2012, respectively.

10.   DIVIDENDS

In March 2012, the Board declared a cash dividend of $1.00 per common share. This dividend was paid in cash on April 9, 2012 to stockholders of record at the close of business on March 30, 2012. In December 2012, the Board declared a cash dividend of $1.00 per common share. This dividend was paid in cash on December 28, 2012 to stockholders of record at the close of business on December 17, 2012. The Company currently intends to retain future earnings to finance the growth, development and expansion of its business and does not anticipate paying cash dividends in the future. Any future determination to pay dividends will be at the discretion of the Board and will depend on the Company’s financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends, and other factors the Board deems relevant.

11.   FEDERAL AND STATE INCOME TAXES

Under GAAP, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax reporting purposes.

Significant components of the Company’s deferred tax liabilities and assets at December 31 are as follows:

	2013		2012
	(in thousands)
	Current	Long-Term	Current	Long-Term

Deferred tax liabilities:
Property and equipment	$-	$73,099	$-	$69,667
Unrealized gains on securities	3,769	-	2,591	-
Prepaid expenses and other	2,498	-	4,171	-

Total deferred tax liabilities	6,267	73,099	6,762	69,667

Deferred tax assets:
Allowance for doubtful accounts	561	-	439	-
Alternative minimum tax credit carryforward	-	318	-	193
QAFMV tax credit carryforward	-	864	-	864
New hire tax credit	-	124	-	124
Compensated absences	594	-	616	-
Self-insurance allowances	1,027	-	787	-
Share-based compensation	-	702	-	582
Goodwill	-	37	-	364
Marketable equity securities	767	-	723	-
Net operating loss carryover	-	21,255	-	23,115
Capital loss carryover	667	-	915	-
Non-competition agreement	-	30	-	47
Other	-	5	10	10
Total deferred tax assets	3,616	23,335	3,490	25,299
Net deferred tax liability	$2,651	$49,764	$3,272	$44,368

The reconciliation between the effective income tax rate and the statutory Federal income tax rate for the years ended December 31, 2013, 2012 and 2011 is presented in the following table:

	2013		2012		2011
	(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent

Income tax at the statutory federal rate	$3,288	34.0	$1,222	34.0	$(1,901)	34.0
Nondeductible expenses	127	1.3	138	3.8	171	(3.0)
QAFMV credit	-	-	-	-	-	-
New hire credit	-	-	-	-	(124)	2.2
State income taxes—net of federal benefit	341	3.6	56	1.6	(879)	15.7
Total income tax expense (benefit)	$3,756	38.9	$1,416	39.4	$(2,733)	48.9

The provision (benefit) for income taxes consisted of the following:

	2013	2012	2011
	(in thousands)
Current:
Federal	$124	$-	$-
State	35	51	35
	159	51	35
Deferred:
Federal	2,909	1,166	(1,904)
State	688	199	(864)
	3,597	1,365	(2,768)
Total income tax expense (benefit)	$3,756	$1,416	$(2,733)

The Company has alternative minimum tax credits of approximately $318,000 at December 31, 2013, which have no expiration date under the current federal income tax laws and general business credits of approximately $988,000 which begin to expire after the year 2030. The Company also has net operating loss carryovers for federal income purposes of approximately $55,994,000 which begin to expire after the year 2030.

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2013, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company does not have any material accrued interest or penalties associated with any unrecognized tax benefits. The Company's policy is to account for interest and penalties related to uncertain tax positions, if any, in income tax expense. The Company did not have any unrecognized tax benefits at December 31, 2013 or December 31, 2012 and there was no change in total gross unrecognized tax benefit liabilities for the year ended December 31, 2013.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which the Company operates generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2010 and forward remain open to examination in those jurisdictions.

During 2007, the Company contracted with a third-party qualified intermediary in order to implement a like-kind exchange tax program. Under the program, dispositions of eligible trucks or trailers and acquisitions of replacement trucks or trailers are made in a form whereby any associated tax gains related to the disposal are deferred. To qualify for like-kind exchange treatment, we exchange, through our qualified intermediary, eligible trucks or trailers being disposed with trucks or trailers being acquired that allows us to generally carryover the tax basis of the trucks or trailers sold. The program is expected to result in a significant deferral of federal and state income taxes. Under the program, the proceeds from the sale of eligible trucks or trailers carry a Company-imposed restriction for the acquisition of replacement trucks or trailers. These proceeds may be disqualified under the program at any time and at the Company’s sole discretion, however income tax deferral would not be available for any sale for which the Company disqualifies the related proceeds. At December 31, 2013, the Company had $623,000 of restricted cash held by the third-party qualified intermediary. At December 31, 2012, the Company had $503,000 of restricted cash held by the third-party qualified intermediary. Restricted cash is accounted for in “Accounts receivable-other”.

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

Outstanding nonqualified stock options at December 31, 2013, must be exercised within either five or ten years from the date of grant. Nonqualified stock options granted to members of the Company’s Board of Directors vest immediately while nonqualified stock options issued to employees vest in increments of 20% each year. During 2013, nonqualified options for 35,000 shares were issued to members of the Company’s Board of Directors under the 2006 Plan at an option exercise price of $10.44 per share. At December 31, 2013, 366,000 shares were available for granting future options.

Also, during 2013 the Compensation Committee of the Board of Directors granted 9,500 restricted shares of the Company’s stock to certain key employees. This restricted stock award has a grant date fair value of $18.17, based on the closing price of the Company’s stock on the date of grant, and vests in increments of 20% each year.

In May 2012, the Company granted to certain key employees, 104,000 nonqualified stock options. The exercise price for these awards was fixed at the grant date and was equal to the fair market value of the stock on that date. These nonqualified stock options vest in increments of 20% each year.

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

The grant date fair value of options vested during 2013, 2012 and 2011 was approximately $346,000, $268,000 and $162,000, respectively. No restricted shares vested during any of the years presented. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $317,000 during 2013 and includes approximately $179,000 as a result of the increased annual grant of 5,000 shares to each non-employee director during 2013. The Company recognized a total income tax benefit of approximately $123,000 related to stock-based compensation expense during 2013. The recognition of stock-based compensation expense decreased diluted earnings per common share and basic earnings per common share by approximately $0.02 and $0.03, respectively during 2013. As of December 31, 2013, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $518,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $156,000 in additional compensation expense related to unvested option awards during 2014, $151,000 in additional compensation expense related to unvested option awards during 2015, $120,000 in additional compensation expense related to unvested option awards during 2016, $62,000 in additional compensation expense related to unvested option awards during 2017 and $29,000 in additional compensation expense related to unvested option awards during 2018.

Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $352,000 during 2012 and included approximately $199,000 recognized as a result of the annual grant of 5,000 shares to each non-employee director during the first quarter of 2012. The Company recognized a total income tax benefit of approximately $139,000 related to stock-based compensation expense during 2012. The recognition of stock-based compensation expense decreased diluted and basic income per common share by approximately $0.02 during 2012. At December 31, 2012, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $749,000.

Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $164,000 during 2011 and included approximately $98,000 recognized as a result of the annual grant of 2,000 shares to each non-employee director during the first quarter of 2011. The Company recognized a total income tax benefit of approximately $80,000 related to stock-based compensation expense during 2011. The recognition of stock-based compensation expense increased diluted and basic loss per common share by approximately $0.01 during 2011. At December 31, 2011, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $272,000.

Transactions in stock options under these plans are summarized as follows:

	Shares Under Option	Weighted- Average Exercise Price

Outstanding—January 1, 2011:	251,500	$15.86
Granted	16,000	11.75
Exercised	(5,000)	3.84
Canceled	(81,558)	14.35

Outstanding—December 31, 2011:	180,942	$16.50
Granted	139,000	10.96
Exercised	(6,000)	9.04
Canceled	(78,500)	22.64

Outstanding—December 31, 2012:	235,442	$11.38
Granted	35,000	10.44
Exercised	(7,257)	10.94
Canceled	(99,087)	11.71

Outstanding—December 31, 2013:	164,098	$10.99
Options exercisable—December 31, 2013:	96,059	$11.01

The fair value of the Company’s stock options was estimated at the date of grant using a Black-Scholes-Merton (“BSM”) option-pricing model using the following assumptions:

	2013	2012			2011

Dividend yield	0%		0%		0%
Volatility range	62.69%	57.88%	—	65.89%	65.81%
Risk-free rate range	0.61%	0.64%	—	1.09%	1.79%
Expected life (years)	4.3	4.2	—	6.5	4.3
Fair value of options (per share)	$5.13	$5.54	—	$6.06	$6.14

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

Information related to the Company’s option activity as of December 31, 2013, and changes during the year then ended is presented below:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding at January 1, 2013	235,442	$11.38
Granted	35,000	10.44
Exercised	(7,257)	10.94
Canceled/forfeited/expired	(99,087)	11.71
Outstanding at December 31, 2013	164,098	$10.99	5.9	$1,596,390

Fully vested and exercisable at December 31, 2013	96,059	$11.01	4.3	$932,357
___________________________

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on December 31, 2013, was $20.72.

The weighted-average grant-date fair value of options granted during the years 2013, 2012 and 2011 was $5.13, $5.96 and $6.14 per share, respectively. The weighted-average grant-date fair value of options either canceled, forfeited, or expired during the years 2013, 2012 and 2011 was $5.92, $8.88 and $6.43 per share, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011, was approximately $53,000, $15,000 and $33,000, respectively.

A summary of the status of the Company’s nonvested options and restricted stock as of December 31, 2013 and changes during the year ended December 31, 2013, is presented below:

Stock Options:

	Number of Options	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2013	137,553	$6.13
Granted	35,000	5.13
Canceled/forfeited/expired	(42,414)	6.16
Vested	(62,100)	5.56
Nonvested at December 31, 2013	68,039	$6.11

Restricted Shares:

	Number of Options	Weighted- Average Grant Date Fair Value (1)

Nonvested at January 1, 2013	-	$-
Granted	9,500	18.17
Canceled/forfeited/expired	-	-
Vested	-	-
Nonvested at December 31, 2013	9,500	$18.17

(1)	The weighted-average grant date fair value was based on the closing price of the Company’s stock on the date of the grant.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of December 31, 2013 and the number and weighted average exercise price of options exercisable as of December 31, 2013 is as follows:

Exercise Price	Shares Under Outstanding Options	Weighted- Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$3.84	4,000	0.2	4,000
$10.44	25,000	4.2	25,000
$10.90	15,000	3.4	15,000
$10.90	67,000	8.4	11,800
$11.22	27,098	6.9	14,259
$11.54	8,000	3.2	8,000
$11.75	8,000	2.2	8,000
$14.32	10,000	1.2	10,000
	164,098	5.9	96,059

Cash received from option exercises totaled approximately $46,000, $54,000 and $19,000 during the years ended December 31, 2013, 2012 and 2011, respectively. The Company issues new shares upon option exercise.

13.   EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share was computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per common share was calculated as follows:

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share data)

Net income (loss)	$5,915	$2,179	$(2,857)

Basic weighted average common shares outstanding	8,662	8,700	9,056
Dilutive effect of common stock equivalents	20	2	-

Diluted weighted average common shares outstanding	8,682	8,702	9,056

Basic earnings (loss) per share	$0.68	$0.25	$(0.32)

Diluted earnings (loss) per share	$0.68	$0.25	$(0.32)

Average options outstanding to purchase 14,915, 227,199 and 233,717 shares of common stock for December 31, 2013, 2012 and 2011, respectively, were not included in the computation of diluted earnings (loss) per share because to do so would have an anti-dilutive effect.

14.   BENEFIT PLAN

The Company sponsors a benefit plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deductible contributions to the plan. The plan provides for employer matching contributions of 50% of each participant’s voluntary contribution up to 3% of the participant’s compensation and vests at the rate of 20% each year until fully vested after five years. Total employer matching contributions to the plan were approximately $188,000, $193,000 and $224,000 in 2013, 2012 and 2011, respectively.

15.   COMMITMENTS AND CONTINGENCIES

The Company is not a party to any pending legal proceedings which management believes to be material to the Consolidated financial statements of the Company. The Company maintains liability insurance against risks arising out of the normal course of its business.

We are a defendant in a collective-action lawsuit which was filed on August 22, 2013, in the United States District Court for the Western District of Arkansas. The plaintiffs, who are current and former drivers and who worked for the Company during the period of August 22, 2010, through the date of the filing, allege claims for unpaid wages under the Fair Labor Standards Act and the Arkansas Minimum Wage Law. The complaint alleges that the Company failed to pay newly hired drivers minimum wage during orientation, training, and while traveling during normal business hours and that the Company failed to pay all drivers when working on assignment for more than 24 hours. The plaintiffs seek to enjoin the Company from continuing its current pay practices related to the allegations. They also seek actual damages, liquidated damages equal to accrual damages, court costs, and legal fees. The lawsuit is currently in the discovery stage. We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from this lawsuit. Management has determined that any losses under this claim would not be covered by exisiting insurance policies.

The Company leases certain premises under noncancelable operating lease agreements. Future minimum annual lease payments under these leases are as follows:

2014	$369,483
2015	77,460
2016	-
2017	-
2018 and thereafter	-

Total	$446,943

Total rental expense, net of amounts reimbursed for the years ended December 31, 2013, 2012 and 2011 was approximately $1,572,000, $1,555,000, and $1,602,000, respectively.

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

At December 31, 2013, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$20,975	$20,975	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying values and estimated fair values of this other long-term debt at December 31, 2013 and 2012 are summarized as follows:

	2013		2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$110,469	$110,373	$102,084	$101,969

The Company has not elected the fair value option for any of our financial instruments.

17.   RELATED PARTY TRANSACTIONS

In the normal course of business, transactions for transportation and repair services, property leases and other services are conducted between the Company and companies affiliated with a major stockholder. The Company recognized approximately $10,350,000, $3,298,000 and $3,011,000 in operating revenue and approximately $1,303,000, $1,313,000 and $1,316,000 in operating expenses in 2013, 2012 and 2011, respectively. In addition, also in the normal course of business, the Company sold tractors to an affiliated company owned by a major stockholder for approximately $1,580,000.

The Company purchased physical damage, auto liability, and general liability insurance through an unaffiliated insurance broker which was written by an insurance company affiliated with a major stockholder. Premiums paid for physical damage coverage were approximately $2,036,000, $1,590,000 and $1,536,000 for 2013, 2012 and 2011, respectively. Premiums paid for auto liability coverage during 2013, 2012 and 2011 were approximately $9,461,000, $9,235,000 and $8,947,000, respectively. Premiums paid for general liability coverage during 2013, 2012 and 2011 were approximately $22,000 each year. Beginning in 2012, the Company secured coverage for workers’ compensation insurance under the same arrangement. Premiums paid for workers’ compensation coverage during 2013 and 2012 were approximately $254,000 and $84,000, respectively.

Amounts owed to the Company by these affiliates were approximately $3,852,000 and $1,822,000 at December 31, 2013 and 2012, respectively. Of the accounts receivable at December 31, 2013, approximately $11,000 represents revenue resulting from maintenance performed in the Company’s maintenance facilities and charges paid by the Company to third parties on behalf of their affiliate and charged back at the amount paid, approximately $3,809,000 represents freight transportation, and approximately $32,000 represents property lease charges. Amounts payable to affiliates at December 31, 2013 and 2012 were approximately $303,000 and $564,000 respectively.

18.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present quarterly financial information for 2013 and 2012:

	2013 Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Operating revenues	$99,982	$104,408	$101,878	$96,545
Operating expenses and costs	100,234	99,402	97,194	94,477

Operating income (loss)	(252)	5,006	4,684	2,068
Non-operating income	283	289	130	838
Interest expense	815	880	846	834
Income tax (benefit) expense	(328)	1,733	1,575	776

Net (loss) income	$(456)	$2,682	$2,393	$1,296

Net (loss) income per common share:
Basic	$(0.05)	$0.31	$0.28	$0.15
Diluted	$(0.05)	$0.31	$0.28	$0.15

Average common shares outstanding:
Basic	8,688	8,658	8,654	8,649
Diluted	8,688	8,659	8,663	8,683

	2012 Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Operating revenues	$96,155	$94,156	$94,549	$95,773
Operating expenses and costs	95,069	92,884	93,610	96,167

Operating income (loss)	1,086	1,272	939	(394)
Non-operating income	594	895	1,188	611
Interest expense	561	605	645	785
Income tax expense (benefit)	445	627	601	(257)

Net income (loss)	$674	$935	$881	$(311)

Net income (loss) per common share:
Basic	$0.08	$0.11	$0.10	$(0.04)
Diluted	$0.08	$0.11	$0.10	$(0.04)

Average common shares outstanding:
Basic	8,696	8,702	8,702	8,702
Diluted	8,698	8,703	8,703	8,702

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

P.A.M. Transportation Services, Inc.

We have audited the internal control over financial reporting of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 14, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

March 14, 2014

Item 9B. Other Information.

None.

PART III

Portions of the information required by Part III of Form 10-K are, pursuant to General Instruction G (3) of Form 10-K, incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held on May 29, 2014. We will, within 120 days of the end of our fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

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

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2013, information about compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans approved by Security Holders	164,098		$10.99		366,000

Equity Compensation Plans not approved by Security Holders	9,500	(1)	-0-	(2)	-0-

Total	173,598		$10.99		366,000

(1)	On November 15, 2013, the Board of Directors approved the grant of restricted shares to certain key employees. These shares will vest in five equal annual installments beginning on November 15, 2014.

(2)	Excludes shares of restricted stock, which do not require the payment of an exercise price.

Recent Sales of Unregistered Securities

On November 15, 2013, our Board of Directors approved the grant of a total of 9,500 restricted shares to certain key employees in recognition for their service to the Company. These shares, which were not awarded under any employee compensation plan of the Company, will vest in five equal annual installments beginning on November 15, 2014, provided that each recipient must be an employee of the Company at the time of vesting to receive the vested shares. We believe that these shares, when issued, will be exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

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

(1)   Financial Statements: See Part II, Item 8 hereof.

Report of Independent Registered Public Accounting Firm - Grant Thornton LLP

Consolidated Balance Sheets - December 31, 2013 and 2012

Consolidated Statements of Operations - Years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income - Years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows - Years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

(2)   Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted as the required  information is inapplicable, or because the information is presented in the consolidated financial statements or related notes.

(3)   Exhibits.

The following exhibits are filed with or incorporated by reference into this Report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Form S-1 Registration Statement under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986 (“1986 S-1”); (ii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (“6/30/94 10-Q”); (iii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (“6/30/95 10-Q”); (iv) the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (“9/30/96 10-Q”); (v) the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“3/31/02 10-Q”); (vi) Form 8-K filed on May 31, 2006 (“5/31/06 8-K”); (vii) the Form 8-K filed on December 11, 2007 (“12/11/07 8-K”); (viii) the Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 10-K”); (ix) Form 8-K filed on July 16, 2009 (“7/16/09 8-K”); or (x) Form 8-K filed on December 3, 2010 (“12/03/10 8-K”).

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

*4.4.1		Second Amendment to Security Agreement dated July 3, 1996 by and between P.A.M. Transport, Inc. and First Tennessee National Bank Association (Exh. 4.1.2, 9/30/96 10-Q)

*4.4.2		First Amendment to Security Agreement dated July 3, 1996 by and between Choctaw Express, Inc. and First Tennessee Bank National Association (Exh. 4.1.3, 9/30/96 10-Q)

*4.4.3		Security Agreement dated July 3, 1996 by and between Allen Freight Services, Inc. and First Tennessee Bank National Association (Exh. 4.1.4, 9/30/96 10-Q)

*4.5		Fourth Amendment to Loan Agreement dated July 26, 1994 among First Tennessee Bank National Association, Registrant and P.A.M. Transport, Inc. together with Promissory Note (Exh. 4.6, 2007 10-K)

*10.1	(1)	Employment Agreement between the Registrant and Daniel H. Cushman, dated June 29, 2009 (Exh. 10.2, 7/16/09 8-K)

*10.2	(1)	2006 Stock Option Plan (Exh. 10.1, 5/31/06 8-K)

*10.3	(1)	Form of Non-Qualified Stock Option Agreement for Non-Employee Director stock options that are granted under the 2006 Stock Option Plan (Exh. 10.2, 5/31/06 8-K)

*10.4	(1)	Incentive Compensation Plan (Exh. 10.3, 7/16/09 8-K)

*10.5	(1)	Consulting Agreement between the Registrant and Manuel J. Moroun, dated December 6, 2007 (Exh. 10.10, 2007 10-K)

*10.6	(1)	Form of Stock Option Agreement based on performance schedule and granted under the 2006 Stock Option Plan (Exh. 10.1, 12/03/10 8-K)

*10.7	(1)	Form of Stock Option Agreement granted under the 2006 Stock Option Plan (Exh. 10.2, 12/03/10 8-K)

21.1		Subsidiaries of the Registrant

23.1		Consent of Grant Thornton LLP

31.1		Rule 13a-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a) Certification of Principal Financial Officer

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

(1) Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: March 14, 2014	By:	/s/ Daniel H. Cushman
DANIEL H. CUSHMAN
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 14, 2014	By:	/s/ Frederick P. Calderone
FREDERICK P. CALDERONE, Director

Dated: March 14, 2014	By:	/s/ Daniel H. Cushman
DANIEL H. CUSHMAN
President and Chief Executive Officer, Director
(principal executive officer)

Dated: March 14, 2014	By:	/s/ W. Scott Davis
W. SCOTT DAVIS, Director

Dated: March 14, 2014	By:	/s/ Norman E. Harned
NORMAN E. HARNED, Director

Dated: March 14, 2014	By:	/s/ Manuel J. Moroun
MANUEL J. MOROUN, Director

Dated: March 14, 2014	By:	/s/ Matthew T. Moroun
MATTHEW T. MOROUN, Director and Chairman of the Board

Dated: March 14, 2014	By:	/s/ Daniel C. Sullivan
DANIEL C. SULLIVAN, Director

Dated: March 14, 2014	By:	/s/ Allen W. West
ALLEN W. WEST
Vice President-Finance, Chief Financial Officer,
Secretary and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

The following exhibits are filed with or incorporated by reference into this Report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Form S-1 Registration Statement under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986 (“1986 S-1”); (ii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (“6/30/94 10-Q”); (iii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (“6/30/95 10-Q”); (iv) the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (“9/30/96 10-Q”); (v) the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“3/31/02 10-Q”); (vi) Form 8-K filed on May 31, 2006 (“5/31/06 8-K”); (vii) the Form 8-K filed on December 11, 2007 (“12/11/07 8-K”); (viii) the Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 10-K”); (ix) Form 8-K filed on July 16, 2009 (“7/16/09 8-K”); or (x) Form 8-K filed on December 3, 2010 (“12/03/10 8-K”).

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

*4.4.1		Second Amendment to Security Agreement dated July 3, 1996 by and between P.A.M. Transport, Inc. and First Tennessee National Bank Association (Exh. 4.1.2, 9/30/96 10-Q)

*4.4.2		First Amendment to Security Agreement dated July 3, 1996 by and between Choctaw Express, Inc. and First Tennessee Bank National Association (Exh. 4.1.3, 9/30/96 10-Q)

*4.4.3		Security Agreement dated July 3, 1996 by and between Allen Freight Services, Inc. and First Tennessee Bank National Association (Exh. 4.1.4, 9/30/96 10-Q)

*4.5		Fourth Amendment to Loan Agreement dated July 26, 1994 among First Tennessee Bank National Association, Registrant and P.A.M. Transport, Inc. together with Promissory Note (Exh. 4.6, 2007 10-K)

*10.1	(1)	Employment Agreement between the Registrant and Daniel H. Cushman, dated June 29, 2009 (Exh. 10.2, 7/16/09 8-K)

*10.2	(1)	2006 Stock Option Plan (Exh. 10.1, 5/31/06 8-K)

*10.3	(1)	Form of Non-Qualified Stock Option Agreement for Non-Employee Director stock options that are granted under the 2006 Stock Option Plan (Exh. 10.2, 5/31/06 8-K)

*10.4	(1)	Incentive Compensation Plan (Exh. 10.3, 7/10/09 8-K)

*10.5	(1)	Consulting Agreement between the Registrant and Manuel J. Moroun, dated December 6, 2007 (Exh. 10.10, 2007 10-K)

*10.6	(1)	Form of Stock Option Agreement based on performance schedule and granted under the 2006 Stock Option Plan (Exh. 10.1, 12/03/10 8-K)

*10.7	(1)	Form of Stock Option Agreement granted under the 2006 Stock Option Plan (Exh. 10.2, 12/03/10 8-K)

21.1		Subsidiaries of the Registrant

23.1		Consent of Grant Thornton LLP

31.1		Rule 13a-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a) Certification of Principal Financial Officer

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

(1) Management contract or compensatory plan or arrangement.