Form 10-Q
period 2014-03-31
PAM TRANSPORTATION SERVICES INC
filed 2014-05-09
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 24, 2014
Common Stock, $.01 Par Value	7,991,613

P.A.M. TRANSPORTATION SERVICES, INC.

Form 10-Q

For The Quarter Ended March 31, 2014

Table of Contents

Part I. Financial Information

Item 1.	Financial Statements (unaudited).

Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013

Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and 2013

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013

Condensed Consolidated Statements of Shareholders’ Equity for the Three Months Ended March 31, 2014

Notes to Condensed Consolidated Financial Statements as of March 31, 2014

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

Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$489	$1,172
Accounts receivable-net:
Trade, less allowance of $1,357 and $1,477, respectively	64,135	58,484
Other	3,643	3,660
Inventories	1,499	1,498
Prepaid expenses and deposits	8,413	6,621
Marketable equity securities	21,688	20,975
Income taxes refundable	119	230
Total current assets	99,986	92,640

Property and equipment:
Land	4,924	4,924
Structures and improvements	16,073	16,001
Revenue equipment	305,461	321,862
Office furniture and equipment	8,023	7,684
Total property and equipment	334,481	350,471
Accumulated depreciation	(117,126)	(116,246)
Net property and equipment	217,355	234,225

Other assets	2,438	2,437

TOTAL ASSETS	$319,779	$329,302

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,426	$27,970
Accrued expenses and other liabilities	24,293	22,502
Current maturities of long-term debt	35,070	40,103
Deferred income taxes-current	2,902	2,651
Total current liabilities	78,691	93,226

Long-term debt-less current portion	72,513	70,366
Deferred income taxes-less current portion	50,550	49,764
Other long-term liabilities	299	-
Total liabilities	202,053	213,356

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,413,538 and 11,391,464 shares issued; 7,991,613 and 7,983,539 shares outstanding at March 31, 2014 and December 31, 2013, respectively	114	114
Additional paid-in capital	79,084	78,811
Accumulated other comprehensive income	6,582	6,160
Treasury stock, at cost; 3,421,925 and 3,407,925 shares, respectively	(51,963)	(51,691)
Retained earnings	83,909	82,552
Total shareholders’ equity	117,726	115,946

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$319,779	$329,302

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
OPERATING REVENUES:
Revenue, before fuel surcharge	$74,896	$77,828
Fuel surcharge	22,924	22,154
Total operating revenues	97,820	99,982

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	26,035	27,395
Fuel expense	24,798	26,970
Rents and purchased transportation	20,761	20,098
Depreciation	9,126	10,094
Operating supplies and expenses	8,193	8,849
Operating taxes and licenses	1,175	1,271
Insurance and claims	3,742	3,438
Communications and utilities	623	601
Other	1,788	1,660
Gain on disposition of equipment	(1,266)	(142)
Total operating expenses and costs	94,975	100,234

OPERATING INCOME (LOSS)	2,845	(252)

NON-OPERATING INCOME	272	283
INTEREST EXPENSE	(862)	(815)

INCOME (LOSS) BEFORE INCOME TAXES	2,255	(784)

FEDERAL AND STATE INCOME TAX EXPENSE (BENEFIT):
Current	120	-
Deferred	778	(328)
Total federal and state income tax expense (benefit)	898	(328)

NET INCOME (LOSS)	$1,357	$(456)

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.17	$(0.05)
Diluted	$0.17	$(0.05)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,985	8,688
Diluted	8,033	8,688

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2014	2013

NET INCOME (LOSS)	$1,357	$(456)

Other comprehensive income (loss), net of tax:

Reclassification adjustment for realized gains on marketable securities included in net income (1)	-	(4)

Reclassification adjustment for unrealized losses on marketable securities included in net income (2)	-	15

Changes in fair value of marketable securities (3)	422	1,040

COMPREHENSIVE INCOME	$1,779	$595

(1) Net of deferred income taxes of $0 and $(2), respectively.

(2) Net of deferred income taxes of $0 and $(9), respectively.

(3) Net of deferred income taxes of $259 and $655, respectively.

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$1,357	$(456)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,126	10,094
Bad debt expense	56	301
Sale leaseback deferred gain amortization	(37)	-
Stock compensation-net of excess tax benefits	86	228
Provision for (benefit from) deferred income taxes	778	(328)
Reclassification of other than temporary impairment in marketable equity securities	-	24
Recognized gain on marketable equity securities	(44)	(20)
Gain on sale or disposal of equipment	(1,266)	(142)
Changes in operating assets and liabilities:
Accounts receivable	(5,899)	(8,424)
Prepaid expenses, inventories, and other assets	(1,794)	2,130
Income taxes refundable	111	23
Trade accounts payable	1,295	3,966
Accrued expenses and other liabilities	1,761	2,592
Net cash provided by operating activities	5,530	9,988

INVESTING ACTIVITIES:
Purchases of property and equipment	(6,935)	(23,676)
Proceeds from disposition of equipment	17,610	7,320
Change in restricted cash	209	(1,969)
Sales of marketable equity securities	-	13
Purchases of marketable equity securities, net of return of capital	12	(3)
Net cash provided by (used in) investing activities	10,896	(18,315)

FINANCING ACTIVITIES:
Borrowings under line of credit	135,196	31,204
Repayments under line of credit	(124,706)	(25,986)
Borrowings of long-term debt	5,709	16,776
Repayments of long-term debt	(19,085)	(12,804)
Borrowings under margin account	21	49
Repayments under margin account	(215)	(205)
Repurchases of common stock	(14,216)	(341)
Exercise of stock options	187	-
Net cash (used in) provided by financing activities	(17,109)	8,693

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(683)	366

CASH AND CASH EQUIVALENTS-Beginning of period	1,172	507

CASH AND CASH EQUIVALENTS-End of period	$489	$873

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$871	$831
Income taxes	$10	$7

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$1,703	$2,437

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2014	7,984	$114	$78,811	$6,160	$(51,691)	$82,552	$115,946

Net Income						1,357	1,357

Other comprehensive income, net of tax of $259				422			422

Exercise of stock options-shares issued including tax benefits	22		187				187

Treasury stock repurchases	(14)				(272)		(272)

Share-based compensation			86				86

Balance at March 31, 2014	7,992	$114	$79,084	$6,582	$(51,963)	$83,909	$117,726

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2014

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

Based upon this evaluation, the Company determined that an impairment charge was not necessary for the quarter ended March 31, 2014. For the quarter ending March 31, 2013, the Company determined that an impairment charge of $24,000 was necessary.

The following table sets forth cost, market value and unrealized gain/(loss) on equity securities classified as available-for-sale and equity securities classified as trading as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
	(in thousands)
Available-for-sale securities
Fair market value	$21,479	$20,810
Cost	10,869	10,881
Unrealized gain	$10,610	$9,929

Trading securities
Fair market value	$209	$165
Cost	157	157
Unrealized gain	$52	$8

Total
Fair market value	$21,688	$20,975
Cost	11,026	11,038
Unrealized gain	$10,662	$9,937

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities that are classified as available-for-sale as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
	(in thousands)
Available-for-sale securities:
Gross unrealized gains	$10,624	$9,946
Gross unrealized losses	14	17
Net unrealized gains	$10,610	$9,929

As of March 31, 2014 and December 31, 2013, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $6,582,000 and $6,160,000, respectively.

For the quarter ended March 31, 2014, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $410,000, net of deferred income taxes. For the year ended December 31, 2013, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $1,897,000, net of deferred income taxes.

As of March 31, 2014, the Company's marketable securities that are classified as trading had gross recognized gains of approximately $52,000 and no gross recognized losses. As of March 31, 2013, the Company's marketable securities that are classified as trading had gross recognized losses of approximately $12,000 and no gross recognized gains. The following table shows recognized gains (losses) in market value for securities classified as trading during the first three months of 2014 and 2013.

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Trading securities
Recognized gain (loss) at beginning of period	$8	$(26)
Recognized gain (loss) at end of period	52	(12)
Net recognized gain	$44	$14

Net recognized gain, net of taxes	$26	$9

There were no reclassifications of marketable securities during the first three months of 2014 or 2013.

The following table shows the Company’s realized gains during the first three months of 2014 and 2013 on certain securities which were held as available-for sale. The cost of securities sold is based on the specific identification method and interest and dividends on securities are included in non-operating income.

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Realized gains
Sale proceeds	$-	$13
Cost of securities sold	-	6
Realized gains	$-	$7

Realized gains, net of taxes	$-	$4

The following table shows the Company’s investments’ approximate gross unrealized losses and fair value of those securities in a loss position at March 31, 2014 and December 31, 2013. These investments consist of equity securities. As of March 31, 2014 and December 31, 2013 there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	March 31, 2014		December 31, 2013
	(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities – Available-for-sale	$88	$16	$397	$17
Equity securities – Trading	-	-	-	-
Totals	$88	$16	$397	$17

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of March 31, 2014 and December 31, 2013, the Company had outstanding borrowings of approximately $9,823,000 and $10,017,000, respectively, under its margin account. Margin account borrowings are used for the purchase of marketable equity securities and as a source of short-term liquidity.

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

Outstanding nonqualified stock options at March 31, 2014, must be exercised within either five or ten years from the date of grant.

During the first three months of 2014, 3,024 shares of common stock were granted to non-employee directors under the 2006 Plan. This stock award has a grant date fair value of $19.88 per share, based on the closing price of the Company’s stock on the date of grant and vests immediately.

The total grant date fair value of stock and stock options vested during the first three months of 2014 was approximately $60,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first three months of 2014 was approximately $86,000 and includes approximately $60,000 recognized as a result of the grant of 504 shares to each non-employee director during the first quarter of 2014. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 during the three months ending March 31, 2014. As of March 31, 2014, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $321,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $91,000 in additional compensation expense related to unvested option awards during the remainder of 2014 and to recognize approximately $116,000, $86,000, and $28,000 in additional compensation expense related to unvested option awards during the years 2015, 2016, and 2017, respectively.

The total grant date fair value of options vested during the first three months of 2013 was approximately $179,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first three months of 2013 was approximately $228,000 and includes approximately $179,000 recognized as a result of the grant of 5,000 shares to each non-employee director during the first quarter of 2013. The recognition of stock-based compensation expense increased diluted and basic loss per common share by approximately $0.01 during the three months ending March 31, 2013. As of March 31, 2013, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $700,000 which was being amortized on a straight-line basis over the remaining vesting period.

The weighted average grant date fair value of options granted during the first three months of 2013 was $5.13 per share. There were no options granted during the first three months of 2014.

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton (“BSM”) option-pricing model using the following assumptions:

Three Months Ended
March 31, 2013
Dividend yield	0%
Volatility	62.69%
Risk-free rate	0.61%
Expected life (in years)	4.3
Fair value of options	$5.13

The Company does not anticipate paying any additional cash dividends in the foreseeable future. The estimated volatility is based on the historical volatility of our stock. The risk free rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of the options was calculated based on the historical exercise behavior.

Information related to stock option activity for the three months ended March 31, 2014 is as follows:

	Shares Under Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding-January 1, 2014	164,098	$10.99
Granted	-	-
Exercised	(19,050)	9.81
Cancelled/forfeited/expired	(42)	11.22
Outstanding at March 31, 2014	145,006	$11.15	6.0	$1,266,412

Exercisable at March 31, 2014	76,992	$11.31	4.4	$659,747

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on March 31, 2014, was $19.88.

A summary of the status of the Company’s nonvested options and restricted stock as of March 31, 2014 and changes during the three months ended March 31, 2014, is presented below:

Stock Options:

	Number of Options	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2014	68,039	$6.11
Granted	-	-
Canceled/forfeited/expired	(25)	6.34
Vested	-	-
Nonvested at March 31, 2014	68,014	$11.15

Restricted Stock:

	Number of Options	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2014	9,500	$18.17
Granted	-	-
Canceled/forfeited/expired	(9,500)	18.17
Vested	-	-
Nonvested at March 31, 2014	-	$-

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of March 31, 2014 and the number and weighted average exercise price of options exercisable as of March 31, 2014 are as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$10.44	20,000	3.9	20,000
$10.90	12,000	3.2	12,000
$10.90	66,000	8.2	10,800
$11.22	27,006	6.7	14,192
$11.54	6,000	2.9	6,000
$11.75	6,000	1.9	6,000
$14.32	8,000	0.9	8,000
	145,006	6.0	76,992

Cash received from option exercises totaled approximately $187,000 during the three months ended March 31, 2014. There were no options exercised during the three months ended March 31, 2013. The Company issues new shares upon option exercise.

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

	Three Months Ended March 31,
	2014		2013
	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$69,447	92.7	$70,908	91.1
Brokerage and Logistics Services revenue	5,449	7.3	6,920	8.9
Total revenues	$74,896	100.0	$77,828	100.0

NOTE F: TREASURY STOCK

The Company accounts for Treasury stock using the cost method and as of March 31, 2014, 3,421,925 shares were held in the treasury at an aggregate cost of approximately $51,963,000. During the three months ending March 31, 2014, the Company repurchased 14,000 shares of its common stock at an aggregate cost of approximately $272,000.

NOTE G: ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2014:

Unrealized gains and losses on available-for-sale securities
(in thousands)

Balance at December 31, 2013, net of tax of $3,770	$6,160

Other comprehensive income before reclassifications, net of tax of $259	422

Balance at March 31, 2014, net of tax of $4,029	$6,582

There were no reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2014.

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

	Three Months Ended
	March 31,
	2014	2013
	(in thousands, except per share data)

Net income (loss)	$1,357	$(456)

Basic weighted average common shares outstanding	7,985	8,688
Dilutive effect of common stock equivalents	48	-
Diluted weighted average common shares outstanding	8,033	8,688

Basic earnings (loss) per share	$0.17	$(0.05)
Diluted earnings (loss) per share	$0.17	$(0.05)

There were no options outstanding to purchase shares of common stock at March 31, 2014 that had an anti-dilutive effect on the computation of diluted earnings per share. Options to purchase 251,129 shares of common stock were outstanding at March 31, 2013 but were not included in the computation of diluted earnings per share because to do so would have an anti-dilutive effect.

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of March 31, 2014, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of March 31, 2014, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the three months ended March 31, 2014 and 2013, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

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

At March 31, 2014, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$21,688	$21,688	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at March 31, 2014 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$97,093	$96,966

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE AND LONG-TERM DEBT

During the first three months of 2014, the Company’s subsidiaries entered into installment obligations totaling approximately $5.7 million for the purpose of purchasing revenue equipment. These obligations are payable in 60 monthly installments at a weighted average interest rate of 2.51%.

NOTE L: OFF-BALANCE SHEET ARRANGEMENTS

During the first quarter of 2014, the Company’s subsidiaries entered into operating leases for the lease of 147 trucks. Revenue equipment held under operating leases is not carried on our balance sheet and the respective lease payments are reflected in our consolidated statement of operations as a component of the Rents and purchased transportation category. Rent expense related to revenue equipment under operating leases totaled $389,000 for the quarter ended March 31, 2014.

Leases for revenue equipment under non-cancellable operating leases expire at various dates through 2017. Future minimum lease payments related to non-cancellable leases for revenue equipment at March 31, 2014 are:

(in thousands)
2014	$2,379
2015	3,172
2016	2,622
2017	81
Total future minimum lease payments	$8,254

NOTE M: LITIGATION

We are a defendant in a collective-action lawsuit which was filed on August 22, 2013, in the United States District Court for the Western District of Arkansas. The plaintiffs, who are current and former drivers and who worked for the Company during the period of August 22, 2010, through the date of the filing, allege claims for unpaid wages under the Fair Labor Standards Act and the Arkansas Minimum Wage Law. The complaint alleges that the Company failed to pay newly hired drivers minimum wage during orientation, training, and while traveling during normal business hours and that the Company failed to pay all drivers when working on assignment for more than 24 hours. The plaintiffs seek to enjoin the Company from continuing its current pay practices related to the allegations. They also seek actual damages, liquidated damages equal to actual damages, court costs, and legal fees. The lawsuit is currently in the discovery stage. We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from this lawsuit. Management has determined that any losses under this claim would not be covered by existing insurance policies.

NOTE N: SUBSEQUENT EVENTS

Management has evaluated subsequent events for recognition and disclosure through the date these financial statements were filed with the United States Securities and Exchange Commission and concluded that no subsequent events or transactions have occurred that require recognition or disclosure in our financial statements.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the fiscal year ended December 31, 2013.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 92.7% and 91.1% of total revenues, excluding fuel surcharges for the three months ended March 31, 2014 and 2013, respectively. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended March 31, 2014 and 2013, approximately $22.9 million and $22.2 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Three Months Ended
	March 31,
	2014	2013
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits (1)	37.3	38.5
Fuel expense, net of fuel surcharge	2.7	6.8
Rents and purchased transportation (1)	22.6	19.2
Depreciation	13.1	14.2
Operating supplies and expenses	11.9	12.5
Operating taxes and licenses	1.7	1.8
Insurance and claims	5.4	4.8
Communications and utilities	0.9	0.8
Other	2.5	2.3
Gain on sale or disposal of property	(1.9)	(0.2)
Total operating expenses	96.2	100.7
Operating income (loss)	3.8	(0.7)
Non-operating income	0.3	0.4
Interest expense	(1.1)	(1.1)
Income (loss) before income taxes	3.0	(1.4)

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

THREE MONTHS ENDED MARCH 31, 2014 VS. THREE MONTHS ENDED MARCH 31, 2013

During the first quarter of 2014, truckload services revenue, before fuel surcharges, decreased 2.1% to $69.4 million as compared to $70.9 million during the first quarter of 2013. The decrease was primarily due to a decrease in the number of miles traveled and a decrease in the average rate charged to customers which was partially offset by a reduction in uncompensated miles. The number of miles traveled decreased from 51.7 million miles during the first quarter of 2013 to 51.0 million miles during the first quarter of 2014 primarily as a result of severe winter conditions in areas in which we operate. The average rate charged per total mile during the first quarter of 2014 decreased $0.01 as compared to the average rate charged during the first quarter of 2013. Uncompensated miles decreased from 8.0% of total miles for the first quarter of 2013 to 6.9% of total miles for the first quarter of 2014.

Salaries, wages and benefits decreased from 38.5% of revenues, before fuel surcharges, during the first quarter of 2013 to 37.3% of revenues, before fuel surcharges, during the first quarter of 2014. The decrease related primarily to a decrease in Company driver wages paid during the first quarter of 2014 as compared to Company driver wages paid during the first quarter of 2013. Our driver pool consists of both company drivers and third-party owner operators. Company drivers are employees of the Company and perform services in company-owned equipment while owner-operator drivers provide services, under contract, using their own equipment. While each group is generally compensated on a per-mile basis, owner-operator payments are classified in the Company’s financial statements under the Rents and purchased transportation category. The percentage-based decrease in Salaries, wages and benefits resulted from a decrease in the proportion of total miles driven by company drivers during the first quarter of 2014 in comparison to the proportion of total miles driven by company drivers during the first quarter of 2013. This proportional decrease was the result of an increase in the average number of owner operators under contract from 257 during the first quarter of 2013 to 352 during the first quarter of 2014 and a corresponding decrease in the average number of company drivers. On a dollar basis, total salaries, wages and benefits decreased from $27.2 million during the first quarter of 2013 to $25.9 million during the first quarter of 2014. Also contributing to the decrease was a decrease of $0.7 million in costs associated with workers’ compensation benefits during the first quarter of 2014 as compared to the first quarter of 2013.

Fuel expense, net of fuel surcharge, decreased from 6.8% of revenues, before fuel surcharges, during the first quarter of 2013 to 2.7% of revenues, before fuel surcharges, during the first quarter of 2014. The decrease relates primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel and to an increase in the average miles-per-gallon (“mpg”) experienced. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased as a result of more favorable fuel surcharge arrangements made with customers and to an increase in the number of owner operators in our fleet. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner operators is reflected as a reduction in net fuel expense, while fuel surcharges paid to owner operators for their services is reported along with their base rate of pay in the Rents and purchased transportation category. These categorizations have the effect of reducing our net fuel expense while increasing the Rents and purchased transportation category, as discussed above. The average mpg experienced increased during the first quarter of 2014 as compared to the mpg experienced during the first quarter of 2013 as a result of replacing older trucks with newer trucks, which are more fuel efficient.

Rents and purchased transportation increased from 19.2% of revenues, before fuel surcharges, during the first quarter of 2013 to 22.6% of revenues, before fuel surcharges, during the first quarter of 2014. The increase relates primarily to an increase in driver lease expense as the average number of owner operators under contract increased from 257 during the first quarter of 2013 to 352 during the first quarter of 2014. The increase in costs in this category, as they relate to the increase in owner operators, are partially offset by a decrease in other cost categories, such as repairs and fuel, which are generally borne by the owner operator. Also contributing to the increase were lease payments associated with the lease of 147 trucks, as discussed below.

Depreciation decreased from 14.2% of revenues, before fuel surcharges, during the first quarter of 2013 to 13.1% of revenues, before fuel surcharges, during the first quarter of 2014. The decrease relates primarily to a decrease in the average number of company-owned trucks. While the total size of our operating truck fleet has grown slightly, the number of company-owned trucks has decreased as a result of a sale-leaseback transaction entered into during the first quarter of 2014 and to an increase in the number of owner operators under contract. During the first quarter of 2014, the Company entered into lease agreements for the lease of 147 trucks, including 97 company-owned trucks which were sold to a third party and then leased back to the Company. The lease payments associated with these leases are reported in the Rents and purchased transportation category. The number of owner operators increased from an average of 257 under contract during the first quarter of 2013 to 352 under contract during the first quarter of 2014.

Operating supplies and expenses decreased from 12.5% of revenues, before fuel surcharges, during the first quarter of 2013 to 11.9% of revenues, before fuel surcharges, during the first quarter of 2014. The decrease relates primarily to a decrease in amounts paid for driver training schools and driver layover pay during the first quarter of 2014 as compared to amounts paid during the first quarter of 2013. The decrease also relates to a decrease in amounts paid for equipment maintenance costs during the first quarter of 2014 as compared to amounts paid during the first quarter of 2013 as a result of replacing older equipment with new equipment.

Insurance and claims increased from 4.8% of revenues, before fuel surcharges, during the first quarter of 2013 to 5.4% of revenues, before fuel surcharges, during the first quarter of 2014. The increase relates primarily to increases in the amount paid for physical damage insurance due to an increase in the value of the equipment covered as a result of replacing older equipment with new equipment and to obtaining physical damage coverage on our trailers effective during the fourth quarter of 2013.

Gains on sale or disposal of property increased from 0.2% during the first quarter of 2013 to 1.9% during the first quarter of 2014. The increase relates primarily to both an increase in the number of trailers sold and to a more favorable used equipment market. The number of trailers sold increased from 62 units sold during the first quarter of 2013 to 238 units sold during the first quarter of 2014.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 100.7% for the first quarter 2013 to 96.2% for the first quarter of 2014.

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

	Three Months Ended
	March 31,
	2014	2013
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	2.9	2.2
Rents and purchased transportation	93.0	93.7
Communications and utilities	0.2	0.2
Other	0.4	0.3
Total operating expenses	96.5	96.4
Operating income	3.5	3.6
Non-operating income	0.1	0.0
Interest expense	(0.3)	(0.2)
Income before income taxes	3.3	3.4

THREE MONTHS ENDED MARCH 31, 2014 VS. THREE MONTHS ENDED MARCH 31, 2013

During the first quarter of 2014, logistics and brokerage services revenue, before fuel surcharges, decreased 21.3% to $5.4 million as compared to $6.9 million during the first quarter of 2013. The decrease relates to a decrease in the number of brokered loads during the first quarter of 2014 as compared to the first quarter of 2013.

Salaries, wages and benefits increased from 2.2% of revenues, before fuel surcharges, in the first quarter of 2013 to 2.9% of revenues, before fuel surcharges, during the first quarter of 2014. The increase relates to an increase in the number of employees assigned to the logistics and brokerage services division and to the interaction of the fixed-cost characteristic of salaries expense with a decrease in revenues for the periods compared.

Rents and purchased transportation decreased from 93.7% of revenues, before fuel surcharges, during the first quarter of 2013 to 93.0% of revenues, before fuel surcharges during the first quarter of 2014. The decrease relates to a decrease in amounts paid to third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 96.4% for the first quarter of 2013 to 96.5% for the first quarter of 2014.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED MARCH 31, 2014 VS. THREE MONTHS ENDED MARCH 31, 2013

Net income for all divisions was approximately $1.4 million, or 1.8% of revenues, before fuel surcharge for the first quarter of 2014 as compared to a net loss of $0.5 million or 0.6% of revenues, before fuel surcharge for the first quarter of 2013. The increase in income resulted in diluted earnings per share of $0.17 for the first quarter of 2014 as compared to diluted loss per share of $0.05 for the first quarter of 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our lines of credit, installment notes, and investment margin account.

During the first three months of 2014, we generated $5.5 million in cash from operating activities. Investing activities provided $10.9 million in cash in the first three months of 2014. Financing activities used $17.1 million in cash in the first three months of 2014.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first three months of 2014, we utilized cash on hand, installment notes, and our lines of credit to finance revenue equipment purchases of approximately $6.5 million.

Occasionally, we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 60 months. During the first three months of 2014, the Company’s subsidiary, P.A.M. Transport, Inc. entered into installment obligations totaling approximately $5.7 million for the purpose of purchasing revenue equipment. These obligations are payable in 60 monthly installments at interest rates ranging from 2.46% to 2.55%.

During the remainder of 2014, we expect to purchase approximately 300 new trucks and 540 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $30.8 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying additional cash dividends in the foreseeable future.

During the first three months of 2014 we maintained a $35.0 million revolving line of credit. Amounts outstanding under the line of credit bear interest at LIBOR (determined as of the first day of each month) plus 1.75% (1.91% at March 31, 2014), are secured by our accounts receivable and mature on June 1, 2015. At March 31, 2014 outstanding advances on the line of credit were approximately $11.6 million, including letters of credit totaling $1.1 million, with availability to borrow $23.4 million.

Trade accounts receivable increased from $58.5 million at December 31, 2013 to $64.1 million at March 31, 2014. The increase relates to a general increase in freight revenue and fuel surcharge revenue, which flows through the accounts receivable account, during the first quarter of 2014 as compared to the last quarter of 2013.

Prepaid expenses and deposits increased from $6.6 million at December 31, 2013 to $8.4 million at March 31, 2014. The increase relates to prepaid tractor and trailer license fees. The 2014 license fees of approximately $2.3 million were paid during the first quarter of 2014. These prepaid expenses will continue to be amortized to expense through the remainder of the year.

Marketable equity securities increased from $21.0 million at December 31, 2013 to $21.7 million at March 31, 2014. The $0.7 million increase was related to an increase in the market value of the Company’s investments during the first three months of 2014.

Revenue equipment, at March 31, 2014, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units and auxiliary power units, decreased approximately $16.4 million as compared to December 31, 2013. The decrease relates primarily to a decrease in the number of company-owned trucks due to the sale of 178 trucks during the first quarter of 2014 without a corresponding company-owned replacement.

Accounts payable decreased from $28.0 million at December 31, 2013 to $16.4 million at March 31, 2014. The $11.6 million decrease was primarily related to the payment for treasury stock through a Dutch Auction in the amount of $13.9 million which was partially offset by an increase in amounts accrued for revenue equipment at March 31, 2014 as compared to December 31, 2013.

Accrued expenses and other liabilities increased from $22.5 million at December 31, 2013 to $24.1 million at March 31, 2014. The increase was primarily related to a $1.7 million increase in amounts accrued at the end of the period which were payable to company drivers and third-party owner-operator drivers which can vary significantly throughout the year depending on the timing of the actual date of payment in relation to the last day of the reporting period. This increase was offset by a $0.2 million reduction in margin account borrowings which are secured by the Company’s investments in marketable equity securities. The Company periodically uses this margin account for the purchase of marketable equity securities and as a source of short-term liquidity.

Current maturities of long term-debt and long-term debt fluctuations are reviewed on an aggregate basis as the classification of amounts in each category are typically affected merely by the passage of time. Current maturities of long-term debt and long-term debt, on an aggregate basis, decreased from $110.5 million at December 31, 2013 to $107.6 million at March 31, 2014. The decrease was primarily related to the net effect of additional borrowings made during the first three months of 2014 and installment note payments made during the first three months of 2014.

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

Equity Price Risk

We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities increased to $21.7 million at March 31, 2014 from $21.0 million at December 31, 2013. The increase during the first three months of 2014 includes an increase in the fair market value of $0.7 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $2.2 million. For additional information with respect to the marketable equity securities, see Note C to our condensed consolidated financial statements.

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

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk related to the activities of our branch office located in Mexico. Currently, we do not hedge our exchange rate exposure through any currency forward contracts, currency options, or currency swaps as all of our revenues, and substantially all of our expenses and capital expenditures, are transacted in U.S. dollars. However, certain operating expenditures and capital purchases related to our Mexico branch office are incurred in or exposed to fluctuations in the exchange rate between the U.S. dollar and the Mexican peso. Based on 2013 expenditures denominated in pesos, a 10% increase in the exchange rate would increase our annual operating expenses by $78,000.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We are a defendant in a collective-action lawsuit which was filed on August 22, 2013, in the United States District Court for the Western District of Arkansas. The plaintiffs, who are current and former drivers and who worked for the Company during the period of August 22, 2010, through the date of the filing, allege claims for unpaid wages under the Fair Labor Standards Act and the Arkansas Minimum Wage Law. The complaint alleges that the Company failed to pay newly hired drivers minimum wage during orientation, training, and while traveling during normal business hours and that the Company failed to pay all drivers when working on assignment for more than 24 hours. The plaintiffs seek to enjoin the Company from continuing its current pay practices related to the allegations. They also seek actual damages, liquidated damages equal to actual damages, court costs, and legal fees. The lawsuit is currently in the discovery stage. We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from this lawsuit. Management has determined that any losses under this claim would not be covered by existing insurance policies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2011, our Board of Directors authorized the Company to repurchase up to 500,000 shares of its common stock. The following table summarizes the Company’s common stock repurchases during the first quarter of 2014 made pursuant to this authorization. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser”.

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2014	-	-	-	225,675
February 1-28, 2014	14,000	$19.37	14,000	211,675
March 1-31, 2014	-	-	-	211,675
Total	14,000	$19.37	14,000

Item 6. Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002.)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 11, 2007.)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: May 9, 2014	By: /s/ Daniel H. Cushman
Daniel H. Cushman
President and Chief Executive Officer
(principal executive officer)

Dated: May 9, 2014	By: /s/ Allen W. West
Allen W. West
Vice President-Finance, Chief Financial
Officer, Secretary and Treasurer
(principal accounting and financial officer)

P.A.M. TRANSPORTATION SERVICES, INC.

Index to Exhibits to Form 10-Q

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002.)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 11, 2007.)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document