Form 10-Q
period 2014-06-30
PAM TRANSPORTATION SERVICES INC
filed 2014-08-08
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 24, 2014
Common Stock, $.01 Par Value	7,992,680

P.A.M. TRANSPORTATION SERVICES, INC.

Form 10-Q

For The Quarter Ended June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) (in thousands, except share and per share data)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$91	$1,172
Accounts receivable-net:
Trade, less allowance of $1,530 and $1,477, respectively	62,611	58,484
Other	4,289	3,660
Inventories	1,419	1,498
Prepaid expenses and deposits	6,733	6,621
Marketable equity securities	22,829	20,975
Income taxes refundable	22	230
Total current assets	97,994	92,640

Property and equipment:
Land	4,924	4,924
Structures and improvements	16,147	16,001
Revenue equipment	301,776	321,862
Office furniture and equipment	8,698	7,684
Total property and equipment	331,545	350,471
Accumulated depreciation	(118,041)	(116,246)
Net property and equipment	213,504	234,225

Other assets	2,434	2,437

TOTAL ASSETS	$313,932	$329,302

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,499	$27,970
Accrued expenses and other liabilities	24,752	22,502
Current maturities of long-term debt	33,644	40,103
Deferred income taxes-current	3,323	2,651
Total current liabilities	78,218	93,226

Long-term debt-less current portion	59,149	70,366
Deferred income taxes-less current portion	53,227	49,764
Other long-term liabilities	243	-
Total liabilities	190,837	213,356

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,438,455 and 11,391,464 shares issued; 7,992,680 and 7,983,539 shares outstanding at June 30, 2014 and December 31, 2013, respectively	114	114
Additional paid-in capital	79,389	78,811
Accumulated other comprehensive income	7,293	6,160
Treasury stock, at cost; 3,445,775 and 3,407,925 shares at June 30, 2014 and December 31, 2013, respectively	(52,555)	(51,691)
Retained earnings	88,854	82,552
Total shareholders’ equity	123,095	115,946

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$313,932	$329,302

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
OPERATING REVENUES:
Revenue, before fuel surcharge	$80,606	$80,657	$155,502	$158,485
Fuel surcharge	23,737	23,751	46,662	45,904
Total operating revenues	104,343	104,408	202,164	204,389

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	27,032	27,386	53,067	54,781
Fuel expense	23,425	24,232	48,223	51,202
Rent and purchased transportation	21,957	22,194	42,719	42,291
Depreciation	9,167	9,766	18,292	19,860
Operating supplies and expenses	8,156	8,812	16,349	17,661
Operating taxes and licenses	1,117	1,230	2,292	2,501
Insurance and claims	3,908	3,810	7,650	7,248
Communications and utilities	585	519	1,209	1,120
Other	1,928	1,666	3,715	3,326
Gain on disposition of equipment	(1,521)	(213)	(2,787)	(355)
Total operating expenses and costs	95,754	99,402	190,729	199,635

OPERATING INCOME	8,589	5,006	11,435	4,754

NON-OPERATING INCOME	259	289	530	573
INTEREST EXPENSE	(743)	(880)	(1,605)	(1,695)

INCOME BEFORE INCOME TAXES	8,105	4,415	10,360	3,632

FEDERAL AND STATE INCOME TAX EXPENSE:
Current	496	-	616	-
Deferred	2,664	1,733	3,442	1,406
Total federal and state income tax expense	3,160	1,733	4,058	1,406

NET INCOME	$4,945	$2,682	$6,302	$2,226

INCOME PER COMMON SHARE:
Basic	$0.62	$0.31	$0.79	$0.26
Diluted	$0.62	$0.31	$0.78	$0.26

AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,992	8,658	7,989	8,673
Diluted	8,035	8,659	8,033	8,675

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Comprehensive Income (unaudited) (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

NET INCOME	$4,945	$2,682	$6,302	$2,226

Other comprehensive income (loss), net of tax:

Reclassification adjustment for realized gains on marketable securities included in net income (1)	-	-	-	(4)

Reclassification adjustment for unrealized losses on marketable securities included in net income, net of income taxes (2)	1	2	1	17

Changes in fair value of marketable securities (3)	710	(28)	1,132	1,012

COMPREHENSIVE INCOME	$5,656	$2,656	7,435	3,251

__________
(1) Net of deferred income taxes of $0, $0, $0 and $(2), respectively.
(2) Net of deferred income taxes of $0, $(1), $0, and $(10), respectively.
(3) Net of deferred income taxes of $434, $(16), $693 and $639, respectively.

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Six Months Ended
	June 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$6,302	$2,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,292	19,860
Bad debt expense	376	420
Sale leaseback deferred gain amortization	(93)	-
Stock compensation-net of excess tax benefits	115	276
Provision for deferred income taxes	3,442	1,406
Reclassification of unrealized loss on marketable equity securities	1	27
Recognized gain on marketable equity securities	(49)	(27)
Gain on sale or disposal of equipment	(2,787)	(355)
Changes in operating assets and liabilities:
Accounts receivable	(4,368)	(11,263)
Prepaid expenses, deposits, inventories, and other assets	(30)	4,094
Income taxes payable	208	(10)
Trade accounts payable	3,040	3,548
Accrued expenses and other liabilities	2,423	3,823
Net cash provided by operating activities	26,872	24,025

INVESTING ACTIVITIES:
Purchases of property and equipment	(19,061)	(40,545)
Proceeds from disposition of equipment	24,271	13,879
Change in restricted cash	(764)	(2,973)
Sales of marketable equity securities	-	13
Purchases of marketable equity securities, net of return of capital	19	11
Net cash provided by (used in) investing activities	4,465	(29,615)

FINANCING ACTIVITIES:
Borrowings under line of credit	257,919	209,926
Repayments under line of credit	(252,401)	(206,986)
Borrowings of long-term debt	17,048	22,177
Repayments of long-term debt	(40,242)	(19,171)
Borrowings under margin account	45	78
Repayments under margin account	(442)	(406)
Repurchases of common stock	(14,808)	(470)
Exercise of stock options	463	-
Net cash (used in) provided by financing activities	(32,418)	5,148

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,081)	(442)

CASH AND CASH EQUIVALENTS-Beginning of period	1,172	507

CASH AND CASH EQUIVALENTS-End of period	$91	$65

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$1,640	$1,722
Income taxes	$408	$46

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$31	$10,966

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Shareholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2014	7,984	$114	$78,811	$6,160	$(51,691)	$82,552	$115,946

Net Income						6,302	6,302

Other comprehensive income, net of tax of $693				1,133			1,133

Exercise of stock options and stock awards-shares issued including tax benefits	47		463				463

Treasury stock repurchases	(38)				(864)		(864)

Share-based compensation			115				115

Balance at June 30, 2014	7,993	$114	$79,389	$7,293	$(52,555)	$88,854	$123,095

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2014

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six-month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

NOTE B: RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU No. 2014-08 (“ASU 2014-08”), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and is disposed of or classified as held for sale. The standard also introduces several new disclosures. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-08 is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial condition, results of operations, or cash flow.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, (“ASU 2014-09”), Revenue from Contracts with Customers. The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The adoption of this guidance is not expected to have a significant impact on the Company’s financial condition, results of operations, or cash flow.

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

For the quarter ended June 30, 2014, the evaluation resulted in an impairment charge of approximately $1,000 in the Company’s non-operating income in its statement of operations. For the quarter ended June 30, 2013, the evaluation resulted in an impairment charge of approximately $3,000 in the Company’s non-operating income in its statement of operations.

For the six-month period ended June 30, 2014, the evaluation resulted in an impairment charge of approximately $1,000 in the Company’s non-operating income in its statement of operations. For the six-month period ended June 30, 2013, the evaluation resulted in an impairment charge of approximately $27,000 in the Company’s non-operating income in its statement of operations.

The following table sets forth cost, market value and unrealized gain/(loss) on equity securities classified as available-for-sale and equity securities classified as trading as of June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
	(in thousands)
Available-for-sale securities
Fair market value	$22,615	$20,810
Cost	10,860	10,881
Unrealized gain	$11,755	$9,929

Trading securities
Fair market value	$214	$165
Cost	157	157
Unrealized gain	$57	$8

Total
Fair market value	$22,829	$20,975
Cost	11,017	11,038
Unrealized gain	$11,812	$9,937

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities that are classified as available-for-sale as of June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
	(in thousands)
Available-for-sale securities:
Gross unrealized gains	$11,756	$9,946
Gross unrealized losses	1	17
Total unrealized gains	$11,755	$9,929

As of June 30, 2014 and December 31, 2013, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $7,293,000 and $6,160,000, respectively.

For the quarter ended June 30, 2014, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $1,111,000, net of deferred income taxes. For the year ended December 31, 2013, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $1,897,000, net of deferred income taxes.

As of June 30, 2014, the Company's marketable securities that are classified as trading had gross recognized gains of approximately $57,000 and no gross recognized losses. As of June 30, 2013, the Company's marketable securities that are classified as trading had gross recognized losses of approximately $6,000 and no gross recognized gains.

The following table shows recognized gains (losses) in market value for securities classified as trading for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Trading securities
Recognized gain (loss) at beginning of period	$52	$(12)	$8	$(26)
Recognized gain (loss) at end of period	57	(6)	57	(6)
Net recognized gain for the period	$5	$6	$49	$20

Net recognized gain for the period, net of taxes	$3	$4	$29	$12

There were no reclassifications of marketable securities during the first six months of 2014 or 2013.

The following table shows the Company’s realized gains during the first six months of 2014 and 2013 on certain securities which were held as available-for sale. The cost of securities sold is based on the specific identification method and interest and dividends on securities are included in non-operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Realized gains
Sale proceeds	$-	$-	$-	$13
Cost of securities sold	-	-	-	6
Realized gains	$-	$-	$-	$7

Realized gains, net of taxes	$-	$-	$-	$4

The following table shows the Company’s investments’ approximate gross unrealized losses and fair value of those securities in a loss position at June 30, 2014 and December 31, 2013. These investments consist of equity securities. As of June 30, 2014 and December 31, 2013 there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	June 30, 2014		December 31, 2013
	(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities – Available-for-sale	$1	$1	$397	$17
Equity securities – Trading	-	-	-	-
Totals	$1	$1	$397	$17

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of June 30, 2014 and December 31, 2013, the Company had outstanding borrowings of approximately $9,620,000 and $10,017,000, respectively, under its margin account. Margin account borrowings are used for the purchase of marketable equity securities and as a source of short-term liquidity.

NOTE D: STOCK BASED COMPENSATION

The Company maintains a stock option plan under which incentive stock options and nonqualified stock options may be granted. On March 2, 2006, the Company’s Board of Director’s (the “Board”) adopted, and shareholders later approved, the 2006 Stock Option Plan (the “2006 Plan”). Under the 2006 Plan 750,000 shares were reserved for the issuance of stock options to directors, officers, key employees, and others. The option exercise price under the 2006 Plan is the fair market value of the stock on the date the option is granted. The fair market value is determined by the average of the highest and lowest sales prices for a share of the Company’s common stock, on its primary exchange, on the same date that the option is granted. On March 13, 2014, the Company’s Board of Directors adopted and on May 29, 2014, our shareholders approved the 2014 Amended and Restated Stock Option and Incentive Plan (the “2014 Plan”) which replaced the 2006 Plan. The shares which remained reserved under the 2006 Plan were transferred to the 2014 Plan and are reserved for the issuance of stock awards to directors, officers, key employees, and others. Stock option exercise price under the 2014 Plan is the fair market value of the stock on the date the option is granted. Restricted stock purchase rights purchase price under the 2014 Plan shall not be less than 85% of the fair market value of the Company’s common stock on the date the award is made. The fair market value is determined by the average of the highest and lowest sales prices for a share of the Company’s common stock, on its primary exchange, on the same date that the option or award is granted.

Outstanding nonqualified stock options at June 30, 2014, must be exercised within either five or ten years from the date of grant.

During the first six months of 2014, 3,024 shares of common stock were granted to non-employee directors under the 2006 Plan. This stock award has a grant date fair value of $19.88 per share, based on the closing price of the Company’s stock on the date of grant and vests immediately.

The total grant date fair value of stock and stock options vested during the first six months of 2014 was approximately $144,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the second quarter of 2014 was approximately $30,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first six months of 2014 was approximately $115,000 and includes approximately $60,000 recognized as a result of the grant of 504 shares to each non-employee director during the first quarter of 2014. The recognition of stock-based compensation expense did not have a recognizable impact on diluted or basic earnings per share reported for the second quarter ending June 30, 2014 but did decrease diluted and basic earnings per common share by approximately $0.01 during the six months ending June 30, 2014. As of June 30, 2014, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $290,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $61,000 in additional compensation expense related to unvested option awards during the remainder of 2014 and to recognize approximately $116,000, $86,000, and $28,000 in additional compensation expense related to unvested option awards during the years 2015, 2016, and 2017, respectively.

The total grant date fair value of options vested during the first six months of 2013 was approximately $180,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the second quarter of 2013 was approximately $49,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first six months of 2012 was approximately $276,000 and includes approximately $180,000 recognized as a result of the increased annual grant of 5,000 shares to each non-employee director during the first six months of 2013. The recognition of stock-based compensation expense did not have a recognizable impact on diluted or basic earnings per share reported for the second quarter ending June 30, 2013 but did decrease diluted and basic earnings per common share by approximately $0.02 during the six months ending June 30, 2013.

The weighted average grant date fair value of options granted during the first six months of 2013 was $5.13 per share. There were no options granted during the first six months of 2014.

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton (“BSM”) option-pricing model using the following assumptions:

Six Months Ended
June 30, 2013
Dividend yield	0%
Volatility	62.69%
Risk-free rate	0.61%
Expected life (in years)	4.3
Fair value of options	$5.13

The Company does not anticipate paying any cash dividends in the foreseeable future. The estimated volatility is based on the historical volatility of our stock. The risk free rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of the options was calculated based on the historical exercise behavior.

	Shares Under Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding-beginning of year	164,098	$10.99
Granted	-	-
Exercised	(43,967)	10.53
Cancelled/forfeited/expired	(42)	11.22
Outstanding at June 30, 2014	120,089	$11.16	5.5	$2,017,494

Exercisable at June 30, 2014	65,875	$11.31	3.8	$1,096,704

___________________________

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on June 30, 2014, was $27.96.

A summary of the status of the Company’s nonvested options and restricted stock as of June 30, 2014 and changes during the six months ended June 30, 2014, is presented below:

Stock Options:

	Number of Options	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2014	68,039	$6.11
Granted	-	-
Canceled/forfeited/expired	(25)	6.34
Vested	(13,800)	6.06
Nonvested at June 30, 2014	54,214	$6.13

Restricted Stock:

	Number of Options	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2014	9,500	$18.17
Granted	-	-
Canceled/forfeited/expired	(9,500)	18.17
Vested	-	-
Nonvested at June 30, 2014	-	$-

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of June 30, 2014 and the number and weighted average exercise price of options exercisable as of June 30, 2014 are as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$10.44	20,000	3.7	20,000
$10.90	12,000	2.9	12,000
$10.90	55,200	7.9	13,800
$11.22	12,889	6.4	75
$11.54	6,000	2.7	6,000
$11.75	6,000	1.7	6,000
$14.32	8,000	0.7	8,000
	120,089	5.5	65,875

Cash received from option exercises totaled approximately $463,000 during the six months ended June 30, 2014. There were no options exercised during the six months ended June 30, 2013. The Company issues new shares upon option exercise.

NOTE E: SEGMENT INFORMATION

The Company follows the guidance provided by ASC Topic 280, Segment Reporting, in its identification of operating segments. The Company has determined that it has a total of two operating segments whose primary operations can be characterized as either Truckload Services or Brokerage and Logistics Services; however, in accordance with the aggregation criteria provided by FASB ASC Topic 280, the Company has determined that the operations of the two operating segments can be aggregated into a single reporting segment, motor carrier operations. Truckload Services revenues and Brokerage and Logistics Services revenues, each before fuel surcharges, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$75,377	93.5	$74,706	92.6	$144,824	93.1	$145,614	91.9
Brokerage and Logistics Services revenue	5,229	6.5	5,951	7.4	10,678	6.9	12,871	8.1
Total revenues	$80,606	100.0	$80,657	100.0	$155,502	100.0	$158,485	100.0

NOTE F: TREASURY STOCK

The Company accounts for Treasury stock using the cost method and as of June 30, 2014, 3,445,775 shares were held in the treasury at an aggregate cost of approximately $52,555,000. During the six months ending June 30, 2014, the Company repurchased 37,850 shares of its common stock at an aggregate cost of approximately $864,000.

NOTE G: ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income for the three and six months ended June 30, 2014:

Unrealized gains and losses on available-for-sale securities
(in thousands)

Balance at March 31, 2014, net of tax of $4,029	$6,582

Other comprehensive income before reclassifications, net of tax of $434	710

Amounts reclassified from accumulated other comprehensive income, net of tax of $-	1
Net current-period other comprehensive income	711

Balance at June 30, 2014, net of tax of $4,463	$7,293

Balance at December 31, 2013, net of tax of $3,770	$6,160

Other comprehensive income before reclassifications, net of tax of $693	1,132
Amounts reclassified from accumulated other comprehensive income, net of tax of $-	1
Net current-period other comprehensive income	1,133

Balance at June 30, 2014, net of tax of $4,463	$7,293

The following table provides details about reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2014:

	Amounts Reclassified from Accumulated Other Comprehensive Income (a)
Details about Accumulated Other Comprehensive Income Component	Six Months Ended June 30, 2014	Statement of Operations Classification
	(in thousands)
Unrealized gains and losses on available-for-sale securities:
Impairment expense	$(1)	Non-operating income
Total before tax	(1)	Income before income taxes
Tax benefit	-	Income tax expense
Total after tax	$(1)	Net income

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)

Net income	$4,945	$2,682	$6,302	$2,226

Basic weighted average common shares outstanding	7,992	8,658	7,989	8,673
Dilutive effect of common stock equivalents	43	1	44	2
Diluted weighted average common shares outstanding	8,035	8,659	8,033	8,675

Basic earnings per share	$0.62	$0.31	$0.79	$0.26
Diluted earnings per share	$0.62	$0.31	$0.78	$0.26

Options to purchase 247,003 shares of common stock were outstanding at June 30, 2013 but were not included in the computation of diluted earnings per share because to do so would have an anti-dilutive effect.

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of June 30, 2014, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of June 30, 2014, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the six months ended June 30, 2014 and 2013, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

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

At June 30, 2014, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$22,829	$22,829	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at June 30, 2014 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$87,275	$87,624

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE AND LONG-TERM DEBT

During the first six months of 2014, the Company’s subsidiaries entered into installment obligations totaling approximately $17.0 million for the purpose of purchasing revenue equipment. These obligations are payable in 60 monthly installments at a weighted average interest rate of 2.35%.

NOTE L: OFF-BALANCE SHEET ARRANGEMENTS

During the first quarter of 2014, the Company’s subsidiaries entered into operating leases for the lease of 147 trucks. Revenue equipment held under operating leases is not carried on our balance sheet and the respective lease payments are reflected in our consolidated statement of operations as a component of the Rents and purchased transportation category. Rent expense related to revenue equipment under operating leases totaled $737,000 and $1,126,000 for the quarter ended and six months June 30, 2014, respectively.

Leases for revenue equipment under non-cancellable operating leases expire at various dates through 2017. Future minimum lease payments related to non-cancellable leases for revenue equipment at June 30, 2014 are:

(in thousands)
2014	$1,586
2015	3,172
2016	2,622
2017	81
Total future minimum lease payments	$7,461

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 93.5% and 92.6% of total revenues, excluding fuel surcharges for the three months ended June 30, 2014 and 2013, respectively. Truckload services revenues, excluding fuel surcharges, represented 93.1% and 91.9% of total revenues, excluding fuel surcharges for the six months ended June 30, 2014 and 2013, respectively. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended June 30, 2014 and 2013, approximately $23.7 million and $23.8 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the six months ended June 30, 2014 and 2013, approximately $46.7 million and $45.9 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	35.7	36.5	36.5	37.4
Fuel expense, net of fuel surcharge	(0.4)	0.6	1.1	3.6
Rent and purchased transportation	22.6	22.2	22.6	20.7
Depreciation	12.2	13.1	12.6	13.6
Operating supplies and expenses	10.8	11.8	11.3	12.1
Operating taxes and licenses	1.5	1.6	1.6	1.7
Insurance and claims	5.2	5.1	5.3	5.0
Communications and utilities	0.8	0.7	0.8	0.8
Other	2.5	2.2	2.5	2.3
Gain on sale or disposal of property	(2.0)	(0.3)	(2.0)	(0.2)
Total operating expenses	88.9	93.5	92.3	97.0
Operating income	11.1	6.5	7.7	3.0
Non-operating income	0.4	0.4	0.4	0.4
Interest expense	(1.0)	(1.2)	(1.1)	(1.2)
Income before income taxes	10.5	5.7	7.0	2.2

THREE MONTHS ENDED JUNE 30, 2014 VS. THREE MONTHS ENDED JUNE 30, 2013

During the second quarter of 2014, truckload services revenue, before fuel surcharges, increased 0.9% to $75.4 million as compared to $74.7 million during the second quarter of 2013. The increase was primarily due to an increase in the average rate charged to customers and a reduction in uncompensated miles which were partially offset by a decrease in the number of miles traveled. The average rate charged per total mile during the second quarter of 2014 increased $0.02 as compared to the average rate charged during the second quarter of 2013. The average percentage of uncompensated miles declined from 7.2% of total miles for the second quarter of 2013 to 6.6% of total miles during the second quarter of 2014. The number of miles traveled decreased from 54.1 million miles during the second quarter of 2013 to 53.7 million miles during the second quarter of 2014 primarily as a result of a decrease in the average number of trucks in service, which decreased from 1,793 trucks during the second quarter of 2013 to 1,778 trucks during the second quarter of 2014.

Salaries, wages and benefits decreased from 36.5% of revenues, before fuel surcharges, during the second quarter of 2013 to 35.7% of revenues, before fuel surcharges, during the second quarter of 2014. The decrease related primarily to a decrease of $0.9 million in costs associated with workers’ compensation benefits during the second quarter of 2014 as compared to the second quarter of 2013. This decrease was partially offset by an increase in operations and maintenance wages paid during the second quarter of 2014 compared to the second quarter of 2013. On a dollar basis, total salaries, wages and benefits decreased from $27.2 million during the second quarter of 2013 to $26.9 million during the second quarter of 2014.

Fuel expense, net of fuel surcharge, decreased from 0.6% of revenues, before fuel surcharges, during the second quarter of 2013 to a credit of 0.4% of revenues, before fuel surcharges, during the second quarter of 2014. The decrease relates primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel and to an increase in the average miles-per-gallon (“mpg”) experienced. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased as a result of more favorable fuel surcharge arrangements made with customers and to an increase in the number of owner operators in our fleet. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner operators is reflected as a reduction in net fuel expense, while fuel surcharges paid to owner operators for their services is reported along with their base rate of pay in the Rents and purchased transportation category. These categorizations have the effect of reducing our net fuel expense while increasing the Rents and purchased transportation category. As a result of these categorizations, net fuel expense may be reflected as a credit. The average mpg experienced increased during the second quarter of 2014 as compared to the mpg experienced during the second quarter of 2013 as a result of replacing older trucks with newer trucks, which are more fuel efficient.

Rents and purchased transportation increased from 22.2% of revenues, before fuel surcharges, during the second quarter of 2013 to 22.6% of revenues, before fuel surcharges, during the second quarter of 2014. The increase relates primarily to an increase in driver lease expense as the average number of owner operators under contract increased from 321 during the second quarter of 2013 to 341 during the second quarter of 2014. The increase in costs in this category, as they relate to the increase in owner operators, are partially offset by a decrease in other cost categories, such as repairs and fuel, which are generally borne by the owner operator. Also contributing to the increase were lease payments associated with the lease of 147 trucks, as discussed below.

Depreciation decreased from 13.1% of revenues, before fuel surcharges, during the second quarter of 2013 to 12.2% of revenues, before fuel surcharges, during the second quarter of 2014. The decrease relates primarily to a decrease in the average number of company-owned trucks as a result of a sale-leaseback transaction entered into during the first quarter of 2014 and to an increase in the number of owner operators under contract. During the first quarter of 2014, the Company entered into lease agreements for the lease of 147 trucks, including 97 company-owned trucks which were sold to a third party and then leased back to the Company. The lease payments associated with these leases are reported in the Rents and purchased transportation category. The number of owner operators increased from an average of 321 under contract during the second quarter of 2013 to 341 under contract during the second quarter of 2014.

Operating supplies and expenses decreased from 11.8% of revenues, before fuel surcharges, during the second quarter of 2013 to 10.8% of revenues, before fuel surcharges, during the second quarter of 2014. The decrease relates primarily to a decrease in amounts paid for equipment maintenance costs during the second quarter of 2014 as compared to amounts paid during the second quarter of 2013 as a result of replacing older equipment with new equipment.

Gains on sale or disposal of property increased from 0.3% during the second quarter of 2013 to 2.0% during the second quarter of 2014. The increase relates primarily to both an increase in the number of trailers sold and to a more favorable used equipment market. The number of trailers sold increased from 117 sold during the second quarter of 2013 to 368 sold during the second quarter of 2014.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 93.5% for the second quarter 2013 to 88.9% for the second quarter of 2014.

SIX MONTHS ENDED JUNE 30, 2014 VS. SIX MONTHS ENDED JUNE 30, 2013

For the first six months ended June 30, 2014, truckload services revenue, before fuel surcharges, decreased 0.5% to $144.8 million as compared to $145.6 million for the first six months ended June 30, 2013. The decrease was primarily due to a decrease in the number of miles traveled which was partially offset by a reduction in uncompensated miles and an increase in the average rate charged to customers. The number of miles traveled decreased from 105.8 million miles for the first six months of 2013 to 104.7 million miles for the first six months of 2014 primarily due to a decrease in equipment utilization as the average number of miles traveled each work day decreased from 463 miles per truck during the first six months of 2013 to 459 miles per truck during the first six months of 2014. Partially offsetting the decrease in miles traveled were a decrease in the average percentage of uncompensated miles from 7.6% of total miles for the first six months of 2013 to 6.8% of total miles during the first six months of 2014 and an increase in the average rate charged per total mile during the first six months of 2014 of $0.01 as compared to the average rate charged per total mile during the first six months of 2013.

Salaries, wages and benefits decreased from 37.4% of revenues, before fuel surcharges, in the first six months of 2013 to 36.5% of revenues, before fuel surcharges, during the first six months of 2014. The percentage decrease relates primarily to a reduction in costs associated with workers’ compensation claims expensed during the first six months of 2014 as compared to the first six months of 2013. Also contributing to the reduction was a reduction in company driver wages paid during the first six months of 2014 as compared to company driver wages paid during the first six months of 2013. Our driver pool consists of both company drivers and third-party owner operator drivers. Company drivers are employees of the Company and perform services in company-owned equipment while owner-operator drivers provide services, under contract, using their own equipment. While each group is generally compensated on a per-mile basis, owner-operator payments are classified in the Company’s financial statements under the Rent and purchased transportation category. The percentage-based decrease in Salaries, wages and benefits resulted from a decrease in the proportion of total miles driven by company drivers during the first six months of 2014 in comparison to the proportion of total miles driven by company drivers during the first six months of 2013. This proportional decrease was the result of an increase in the average number of owner operators under contract from 289 during the first six months of 2013 to 347 during the first six months of 2014 and a similar corresponding decrease in the average number of company drivers. On a dollar basis, total salaries, wages and benefits decreased from $54.5 million during the first six months of 2013 to $52.8 million during the first six months of 2014. Partially offsetting the decrease was an increase in maintenance wages paid during the first six months of 2014 as compared to the first six months of 2013.

Fuel expense, net of fuel surcharge, decreased from 3.6% of revenues, before fuel surcharges, during the first six months of 2013 to 1.1% of revenues, before fuel surcharges, during the first six months of 2014. The decrease was primarily related to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel, an increase in the average miles-per-gallon (“mpg”) experienced, and to an increase in the number of owner operators in our fleet. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased from $0.37 during the first six months of 2013 to $0.12 during the first six months of 2014 as a result of more favorable fuel surcharge arrangements made with customers, favorable fuel prices negotiated with vendors, and an increase in the size of our owner operator fleet. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner operators is reflected as a reduction in net fuel expense, while fuel surcharges paid to owner operators for their services is reported along with their base rate in the Rent and purchased transportation category. These categorizations have the effect of reducing our net fuel expense while increasing the Rent and purchased transportation category, as discussed below. The average mpg experienced increased during the first six months of 2014 as compared to the mpg experienced during the first six months of 2013 as a result of replacing older trucks with newer trucks which are more fuel efficient. The Company has also implemented driver bonus programs which are tied directly to fuel efficiency.

Rent and purchased transportation increased from 20.7% of revenues, before fuel surcharges, during the first six months of 2013 to 22.6% of revenues, before fuel surcharges, during the first six months of 2014. The increase relates primarily to an increase in driver lease expense as the average number of owner operators under contract increased from 289 during the first six months of 2013 to 347 during the first six months of 2014. The increase in costs in this category, as they relate to the increase in owner operators, are partially offset by a decrease in other cost categories, such as repairs and fuel, which are generally borne by the owner operator.

Depreciation decreased from 13.6% of revenues, before fuel surcharges, during the first six months of 2013 to 12.6% of revenues, before fuel surcharges, during the first six months of 2014. The decrease relates primarily to a decrease in the average number of company-owned trucks as a result of a sale-leaseback transaction entered into during the first quarter of 2014 and to an increase in the number of owner operators under contract. During the first quarter of 2014, the Company entered into lease agreements for the lease of 147 trucks, including 97 company-owned trucks which were sold to a third party and then leased back to the Company. The lease payments associated with these leases are reported in the Rents and purchased transportation category. The number of owner operators increased from an average of 289 under contract during the first six months of 2013 to 347 under contract during the first six months of 2014. This reduction was partially offset by an increase in depreciation related to purchases of new trailers which replaced older trailers within the fleet. These new trailer replacements have a significantly higher purchase price than those trailers that are being replaced and are being depreciated over a shorter period of time as the Company accelerates its trailer replacement cycle from every ten years to a replacement cycle of every seven years. This reduction in replacement cycle, combined with a higher purchase price, results in higher depreciation expense over a shorter period of time. The decrease in the trailer replacement cycle time is intended to improve driver and customer satisfaction and to reduce maintenance costs as well as increase fleet efficiency by reducing maintenance down-time.

Operating supplies and expenses decreased from 12.1% of revenues, before fuel surcharges, during the first six months of 2013 to 11.3% of revenues, before fuel surcharges, during the first six months of 2014. The decrease relates primarily to a decrease in amounts paid for equipment maintenance costs during the first six months of 2014 as compared to amounts paid during the first six months of 2013 as a result of replacing older equipment with new equipment and to a decrease in amounts paid for driver training schools and other operating supplies and expenses during the first six months of 2014 as compared to amounts paid during the first six months of 2013.

Insurance and claims increased from 5.0% of revenues, before fuel surcharges, during the first six months of 2013 to 5.3% of revenues, before fuel surcharges, during the first six months of 2014. The increase relates primarily to an increase in physical damage insurance expense due to an increase in the value of the equipment covered as a result of replacing older equipment with new equipment.

Other expenses increased from 2.3% of revenues, before fuel surcharges, during the first six months of 2013 to 2.5% of revenues, before fuel surcharges, during the first six months of 2014. The increase relates primarily to an increase in amounts expensed for professional services due to an increase in claims litigation. The increase was partially offset by a reduction in amounts expensed for other supplies and expenses.

Gains on sale or disposal of property increased from 0.2% during the first six months of 2013 to 2.0% during the first six months of 2014. The increase relates primarily an increase in the number of trailers sold and to a more favorable used equipment market. The number of trailers sold increased from 185 during the first six months of 2013 to 606 during the first six months of 2014. Although the number of trucks sold decreased from 392 during the first six months of 2013 to 237 during the first six months of 2014, gains realized increased due to a more favorable used equipment market.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 97.0% for the first six months 2013 to 92.3% for the first six months of 2014.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	2.6	2.5	2.7	2.3
Rent and purchased transportation	93.5	94.3	93.3	93.9
Communications and utilities	0.1	0.1	0.1	0.2
Other	0.3	0.3	0.4	0.3
Total operating expenses	96.5	97.2	96.5	96.7
Operating income	3.5	2.8	3.5	3.3
Non-operating income	0.1	0.1	0.1	0.1
Interest expense	(0.2)	(0.3)	(0.3)	(0.3)
Income before income taxes	3.4	2.6	3.3	3.1

THREE MONTHS ENDED JUNE 30, 2014 VS. THREE MONTHS ENDED JUNE 30, 2013

During the second quarter of 2014, logistics and brokerage services revenue, before fuel surcharges, decreased 12.1% to $5.2 million as compared to $6.0 million during the second quarter of 2013. The decrease relates to a decrease in the number of brokered loads during the second quarter of 2014 as compared to the second quarter of 2013.

Salaries, wages and benefits increased from 2.5% of revenues, before fuel surcharges, in the second quarter of 2013 to 2.6% of revenues, before fuel surcharges, during the second quarter of 2014. The increase relates to an increase in the number of employees assigned to the logistics and brokerage services division and to the interaction of the fixed-cost characteristic of salaries expense with a decrease in revenues for the periods compared.

Rents and purchased transportation decreased from 94.3% of revenues, before fuel surcharges, during the second quarter of 2013 to 93.5% of revenues, before fuel surcharges during the second quarter of 2014. The decrease relates to a decrease in amounts paid to third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 97.2% for the second quarter of 2013 to 96.5% for the second quarter of 2014.

SIX MONTHS ENDED JUNE 30, 2014 VS. SIX MONTHS ENDED JUNE 30, 2013

During the first six months of 2014, logistics and brokerage services revenue, before fuel surcharges, decreased 17.0% to $10.7 million as compared to $12.9 million during the first six months of 2013. The decrease relates to a decrease in the number of brokered loads during the first six months of 2014 as compared to the first six months of 2013.

Salaries, wages and benefits increased from 2.3% of revenues, before fuel surcharges, during the first six months of 2013 to 2.7% of revenues, before fuel surcharges, during the first six months of 2014. The increase relates to the interaction of the fixed-cost characteristic of salaries expense with a decrease in revenues for the periods compared.

Rents and purchased transportation decreased from 93.9% of revenues, before fuel surcharges, during the first six months of 2013 to 93.3% of revenues, before fuel surcharges during the first six months of 2014. The decrease relates to a decrease in amounts paid to third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 96.7% for the first six months of 2013 to 96.5% for the first six months of 2014.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED JUNE 30, 2014 VS. THREE MONTHS ENDED JUNE 30, 2013

Net income for all divisions was approximately $4.9 million, or 6.1% of revenues, before fuel surcharge for the second quarter of 2014 as compared to a net income of $2.7 million, or 3.3% of revenues, before fuel surcharge for the second quarter of 2013. The increase in income resulted in diluted earnings per share of $0.62 for the second quarter of 2014 as compared to diluted earnings per share of $0.31 for the second quarter of 2013.

SIX MONTHS ENDED JUNE 30, 2014 VS. SIX MONTHS ENDED JUNE 30, 2013

Net income for all divisions was approximately $6.3 million, or 4.1% of revenues, before fuel surcharge for the first six months of 2014 as compared to a net income of $2.2 million, or 1.4% of revenues, before fuel surcharge for the first six months of 2013. The increase in income resulted in diluted earnings per share of $0.78 for the first six months of 2014 as compared to diluted earnings per share of $0.26 for the first six months of 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our lines of credit, installment notes, and investment margin account.

During the first six months of 2014, we generated $26.9 million in cash from operating activities. Investing activities provided $4.5 million in cash in the first six months of 2014. Financing activities used $32.4 million in cash in the first six months of 2014.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first six months of 2014, we utilized cash on hand, installment notes, and our lines of credit to finance purchases of revenue equipment and other assets of approximately $19.1 million.

Occasionally, we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 60 months. During the first six months of 2014, the Company’s subsidiary, P.A.M. Transport, Inc. entered into installment obligations totaling approximately $17.0 million for the purpose of purchasing revenue equipment. These obligations are payable in 60 monthly installments at interest rates ranging from 2.24% to 2.55%.

During the remainder of 2014, we expect to purchase or lease approximately 300 new trucks and 540 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $6.5 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future.

During the first six months of 2014 we maintained a $35.0 million revolving line of credit. Amounts outstanding under the line of credit bear interest at LIBOR (determined as of the first day of each month) plus 1.75% (1.90% at June 30, 2014), are secured by our accounts receivable and mature on June 1, 2015. At June 30, 2014 outstanding advances on the line of credit were approximately $6.6 million, including letters of credit totaling $1.1 million, with availability to borrow $28.4 million.

Trade accounts receivable increased from $58.5 million at December 31, 2013 to $62.6 million at June 30, 2014. The increase relates to a general increase in freight revenue and fuel surcharge revenue, which flows through the accounts receivable account, during the second quarter of 2014 as compared to the last quarter of 2013.

Marketable equity securities increased from $21.0 million at December 31, 2013 to $22.8 million at June 30, 2014. The $1.8 million increase was related to an increase in the market value of the Company’s investments during the first six months of 2014.

Revenue equipment, at June 30, 2014, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units and auxiliary power units, decreased approximately $20.1 million as compared to December 31, 2013. The decrease relates primarily to a decrease in the number of company-owned trucks due to the sale of 237 trucks during the first six months of 2014 without a corresponding company-owned replacement.

Accounts payable decreased from $28.0 million at December 31, 2013 to $16.5 million at June 30, 2014. The $11.5 million decrease was primarily related to the payment for treasury stock through a Dutch Auction in the amount of $13.9 million.

Accrued expenses and other liabilities increased from $22.5 million at December 31, 2013 to $24.8 million at June 30, 2014. The increase was primarily related to a $1.7 million increase in amounts accrued at the end of the period which were payable to company drivers and third-party owner-operator drivers which can vary significantly throughout the year depending on the timing of the actual date of payment in relation to the last day of the reporting period. The increase was also related to an increase of $0.5 million in amounts accrued for auto liability claims at the end of the period.

Current maturities of long term-debt and long-term debt fluctuations are reviewed on an aggregate basis as the classification of amounts in each category are typically affected merely by the passage of time. Current maturities of long-term debt and long-term debt, on an aggregate basis, decreased from $110.5 million at December 31, 2013 to $92.8 million at June 30, 2014. The decrease was primarily related to the net effect of scheduled balloon payments, installment note payments, and additional borrowings made during the first six months of 2014.

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

Equity Price Risk

We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities increased to $22.8 million at June 30, 2014 from $21.0 million at December 31, 2013. The increase during the first six months of 2014 includes an increase in the fair market value of $1.8 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $2.3 million. For additional information with respect to the marketable equity securities, see Note C to our condensed consolidated financial statements.

Interest Rate Risk

Our line of credit bears interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are affected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $7.0 million of variable rate debt was outstanding, a hypothetical 100 basis point increase in LIBOR for a one year period would result in approximately $70,000 of additional interest expense.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2011, our Board of Directors authorized the Company to repurchase up to 500,000 shares of its common stock. The following table summarizes the Company’s common stock repurchases during the second quarter of 2014 made pursuant to this authorization. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser”. In May 2014, our Board of Directors authorized an increase in the number of shares available for repurchase to 500,000 shares.

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2014	22,600	24.85	22,600	189,075
May 1-31, 2014	1,250	23.92	1,250	500,000
June 1-30, 2014	-	-	-	500,000
Total	23,850	$24.80	23,850

Item 6. Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002.)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 11, 2007.)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: August 8, 2014	By: /s/ Daniel H. Cushman
Daniel H. Cushman
President and Chief Executive Officer
(principal executive officer)

Dated: August 8, 2014	By: /s/ Allen W. West
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