Form 10-Q
period 2014-09-30
PAM TRANSPORTATION SERVICES INC
filed 2014-11-07
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 23, 2014
Common Stock, $.01 Par Value	7,992,680

P.A.M. TRANSPORTATION SERVICES, INC.

Form 10-Q

For The Quarter Ended September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) (in thousands, except share and per share data)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$2,482	$1,172
Accounts receivable-net:
Trade, less allowance of $1,661 and $1,477, respectively	61,356	58,484
Other	6,072	3,660
Inventories	1,401	1,498
Prepaid expenses and deposits	7,031	6,621
Marketable equity securities	22,880	20,975
Income taxes refundable	-	230
Total current assets	101,222	92,640

Property and equipment:
Land	4,924	4,924
Structures and improvements	16,148	16,001
Revenue equipment	295,826	321,862
Office furniture and equipment	9,073	7,684
Total property and equipment	325,971	350,471
Accumulated depreciation	(120,814)	(116,246)
Net property and equipment	205,157	234,225

Other assets	2,439	2,437

TOTAL ASSETS	$308,818	$329,302

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,071	$27,970
Accrued expenses and other liabilities	26,788	22,502
Current maturities of long-term debt	29,314	40,103
Income taxes payable	27	-
Deferred income taxes-current	2,973	2,651
Total current liabilities	74,173	93,226

Long-term debt-less current portion	51,508	70,366
Deferred income taxes-less current portion	56,068	49,764
Other long-term liabilities	187	-
Total liabilities	181,936	213,356

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,471,796 and 11,391,464 shares issued; 7,992,680 and 7,983,539 shares outstanding at September 30, 2014 and December 31, 2013, respectively	115	114
Additional paid-in capital	79,797	78,811
Accumulated other comprehensive income	6,812	6,160
Treasury stock, at cost; 3,479,116 and 3,407,925 shares at September 30, 2014 and December 31, 2013, respectively	(53,753)	(51,691)
Retained earnings	93,911	82,552
Total shareholders’ equity	126,882	115,946

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$308,818	$329,302

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
OPERATING REVENUES:
Revenue, before fuel surcharge	$82,158	$79,163	$237,660	$237,648
Fuel surcharge	24,901	22,715	71,563	68,619
Total operating revenues	107,059	101,878	309,223	306,267

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	28,333	26,288	81,400	81,069
Fuel expense	22,205	23,500	70,428	74,702
Rent and purchased transportation	23,037	22,217	65,756	64,509
Depreciation	9,037	9,676	27,329	29,536
Operating supplies and expenses	8,403	8,780	24,752	26,441
Operating taxes and licenses	1,088	1,162	3,380	3,662
Insurance and claims	4,475	3,717	12,125	10,965
Communications and utilities	574	558	1,783	1,678
Other	2,083	1,764	5,799	5,090
Gain on disposition of equipment	(626)	(468)	(3,414)	(823)
Total operating expenses and costs	98,609	97,194	289,338	296,829

OPERATING INCOME	8,450	4,684	19,885	9,438

NON-OPERATING INCOME	594	130	1,125	702
INTEREST EXPENSE	(632)	(846)	(2,238)	(2,540)

INCOME BEFORE INCOME TAXES	8,412	3,968	18,772	7,600

FEDERAL AND STATE INCOME TAX EXPENSE:
Current	569	9	1,185	9
Deferred	2,786	1,566	6,228	2,972
Total federal and state income tax expense	3,355	1,575	7,413	2,981

NET INCOME	$5,057	$2,393	$11,359	$4,619

INCOME PER COMMON SHARE:
Basic	$0.63	$0.28	$1.42	$0.53
Diluted	$0.63	$0.28	$1.41	$0.53

AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,993	8,654	7,990	8,667
Diluted	8,032	8,663	8,034	8,671

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Comprehensive Income (unaudited) (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

NET INCOME	$5,057	$2,393	$11,359	$4,619

Other comprehensive income, net of tax:

Reclassification adjustment for realized gains on marketable securities included in net income (1)	(121)	-	(121)	(4)

Reclassification adjustment for unrealized losses on marketable securities included in net income, net of income taxes (2)	-	1	1	18

Changes in fair value of marketable securities (3)	(360)	320	772	1,332

COMPREHENSIVE INCOME	$4,576	$2,714	$12,011	$5,965

__________
(1) Net of deferred income taxes of $(74), $0, $(74), and $(2), respectively.
(2) Net of deferred income taxes of $0, $(1), $0, and $11, respectively.
(3) Net of deferred income taxes of $(220), $195, $473, and $814, respectively.

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Nine Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$11,359	$4,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,329	29,536
Bad debt expense	506	496
Sale leaseback deferred gain amortization	(149)	-
Stock compensation-net of excess tax benefits	146	315
Provision for deferred income taxes	6,228	2,972
Reclassification of unrealized loss on marketable equity securities	1	29
Recognized gain on marketable equity securities	(364)	(24)
Gain on sale or disposal of equipment	(3,414)	(823)
Changes in operating assets and liabilities:
Accounts receivable	(3,515)	(11,075)
Prepaid expenses, deposits, inventories, and other assets	(315)	4,159
Income taxes refundable	230	(16)
Income taxes payable	27	-
Trade accounts payable	1,256	1,810
Accrued expenses and other liabilities	4,149	4,016
Net cash provided by operating activities	43,474	36,014

INVESTING ACTIVITIES:
Purchases of property and equipment	(22,901)	(55,694)
Proceeds from disposition of equipment	28,403	24,525
Change in restricted cash	(2,275)	(3,650)
Sales of marketable equity securities	439	13
Purchases of marketable equity securities, net of return of capital	(931)	22
Net cash provided by (used in) investing activities	2,735	(34,784)

FINANCING ACTIVITIES:
Borrowings under line of credit	365,015	315,222
Repayments under line of credit	(362,140)	(320,639)
Borrowings of long-term debt	19,299	30,802
Repayments of long-term debt	(51,821)	(25,881)
Borrowings under margin account	1,030	103
Repayments under margin account	(1,117)	(626)
Repurchases of common stock	(16,006)	(470)
Exercise of stock options	841	19
Net cash used in financing activities	(44,899)	(1,470)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,310	(240)

CASH AND CASH EQUIVALENTS-Beginning of period	1,172	507

CASH AND CASH EQUIVALENTS-End of period	$2,482	$267

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$2,256	$2,578
Income taxes	$927	$62

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$387	$422

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Shareholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2014	7,984	$114	$78,811	$6,160	$(51,691)	$82,552	$115,946

Net Income						11,359	11,359

Other comprehensive income, net of tax of $399				652			652

Exercise of stock options and stock awards-shares issued including tax benefits	80	1	840				841

Treasury stock repurchases	(71)				(2,062)		(2,062)

Share-based compensation			146				146

Balance at September 30, 2014	7,993	$115	$79,797	$6,812	$(53,753)	$93,911	$126,882

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2014

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine-month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

NOTE B: RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU No. 2014-08 (“ASU 2014-08”), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and is disposed of or classified as held for sale. The standard also introduces several new disclosures. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-08 is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial condition, results of operations, or cash flows.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, (“ASU 2014-09”), Revenue from Contracts with Customers. The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The adoption of this guidance is not expected to have a significant impact on the Company’s financial condition, results of operations, or cash flows.

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

For the quarter ended September 30, 2014, the Company determined that an impairment charge was not necessary. For the quarter ended September 30, 2013, the evaluation resulted in an impairment charge of approximately $2,000 in the Company’s non-operating income in its statement of operations.

For the nine-month period ended September 30, 2014, the evaluation resulted in an impairment charge of approximately $1,000 in the Company’s non-operating income in its statement of operations. For the nine-month period ended September 30, 2013, the evaluation resulted in an impairment charge of approximately $29,000 in the Company’s non-operating income in its statement of operations.

The following table sets forth cost, market value and unrealized gain/(loss) on equity securities classified as available-for-sale and equity securities classified as trading as of September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
	(in thousands)
Available-for-sale securities
Fair market value	$22,634	$20,810
Cost	11,653	10,881
Unrealized gain	$10,981	$9,929

Trading securities
Fair market value	$246	$165
Cost	157	157
Unrealized gain	$89	$8

Total
Fair market value	$22,880	$20,975
Cost	11,810	11,038
Unrealized gain	$11,070	$9,937

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities that are classified as available-for-sale as of September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
	(in thousands)
Available-for-sale securities:
Gross unrealized gains	$11,018	$9,946
Gross unrealized losses	37	17
Total unrealized gains	$10,981	$9,929

As of September 30, 2014 and December 31, 2013, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $6,812,000 and $6,160,000, respectively.

For the nine months ended September 30, 2014, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $636,000, net of deferred income taxes. For the year ended December 31, 2013, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $1,897,000, net of deferred income taxes.

As of September 30, 2014, the Company's marketable securities that were classified as trading had gross recognized gains of approximately $89,000 and no gross recognized losses. As of September 30, 2013, the Company's marketable securities that were classified as trading had gross recognized losses of approximately $9,000 and no gross recognized gains.

The following table shows recognized gains (losses) in market value for securities classified as trading for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Trading securities
Recognized gain (loss) at beginning of period	$57	$(6)	$8	$(26)
Recognized gain (loss) at end of period	89	(9)	89	(9)
Net recognized gain for the period	$32	$(3)	$81	$17

Net recognized gain for the period, net of taxes	$20	$(2)	$50	$10

There were no reclassifications of marketable securities during the first nine months of 2014 or 2013.

The following table shows the Company’s realized gains during the first nine months of 2014 and 2013 on certain securities which were held as available-for sale. The cost of securities sold is based on the specific identification method and interest and dividends on securities are included in non-operating income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Realized gains
Sale proceeds	$439	$-	$439	$13
Cost of securities sold	156	-	156	6
Realized gains	$283	$-	$283	$7

Realized gains, net of taxes	$171	$-	$171	$4

The following table shows the Company’s investments’ approximate gross unrealized losses and fair value of those securities in a loss position at September 30, 2014 and December 31, 2013. These investments consist of equity securities. As of September 30, 2014 and December 31, 2013 there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	September 30, 2014		December 31, 2013
	(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities – Available-for-sale	$1,585	$37	$397	$17
Equity securities – Trading	-	-	-	-
Totals	$1,585	$37	$397	$17

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of September 30, 2014 and December 31, 2013, the Company had outstanding borrowings of approximately $9,930,000 and $10,017,000, respectively, under its margin account. Margin account borrowings are used for the purchase of marketable equity securities and as a source of short-term liquidity.

NOTE D: STOCK BASED COMPENSATION

The Company maintains a stock option plan under which incentive stock options and nonqualified stock options may be granted. On March 2, 2006, the Company’s Board of Director’s (the “Board”) adopted, and shareholders later approved, the 2006 Stock Option Plan (the “2006 Plan”). Under the 2006 Plan, 750,000 shares were reserved for the issuance of stock options to directors, officers, key employees, and others. The option exercise price under the 2006 Plan is the fair market value of the stock on the date the option is granted. The fair market value is determined by the closing price of the Company’s common stock, on its primary exchange, on the same date that the option is granted. On March 13, 2014, the Company’s Board of Directors adopted and on May 29, 2014, our shareholders approved, the 2014 Amended and Restated Stock Option and Incentive Plan (the “2014 Plan”) which replaced the 2006 Plan. The shares which remained reserved under the 2006 Plan were transferred to the 2014 Plan and are reserved for the issuance of stock awards to directors, officers, key employees, and others. Stock option exercise price under the 2014 Plan is the fair market value of the stock on the date the option is granted. The restricted stock purchase price under the 2014 Plan shall not be less than 85% of the fair market value of the Company’s common stock on the date the award is made. The fair market value is determined by the average of the highest and lowest sales prices for a share of the Company’s common stock, on its primary exchange, on the same date that the option or award is granted.

Outstanding nonqualified stock options at September 30, 2014, must be exercised within either five or ten years from the date of grant.

During the first nine months of 2014, 3,024 shares of common stock were granted to non-employee directors under the 2014 Plan. This stock award has a grant date fair value of $19.88 per share, based on the closing price of the Company’s stock on the date of grant and vests immediately.

The total grant date fair value of stock and stock options vested during the first nine months of 2014 was approximately $148,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the third quarter of 2014 was approximately $30,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first nine months of 2014 was approximately $146,000 and includes approximately $60,000 recognized as a result of the grant of 504 shares to each non-employee director during the first quarter of 2014. The recognition of stock-based compensation expense did not have a recognizable impact on diluted or basic earnings per share reported for the third quarter ended September 30, 2014 but did decrease diluted and basic earnings per common share by approximately $0.02 during the nine months ended September 30, 2014. As of September 30, 2014, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $260,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $30,000 in additional compensation expense related to unvested option awards during the remainder of 2014 and to recognize approximately $116,000, $86,000, and $28,000 in additional compensation expense related to unvested option awards during the years 2015, 2016, and 2017, respectively.

The total grant date fair value of options vested during the first nine months of 2013 was approximately $180,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the third quarter of 2013 was approximately $39,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first nine months of 2013 was approximately $315,000 and includes approximately $180,000 recognized as a result of the increased annual grant of 5,000 shares to each non-employee director during the first nine months of 2013. The recognition of stock-based compensation expense did not have a recognizable impact on diluted or basic earnings per share reported for the third quarter ended September 30, 2013 but did decrease diluted and basic earnings per common share by approximately $0.02 and $0.03, respectively, during the nine months ended September 30, 2013.

The weighted average grant date fair value of options granted during the first nine months of 2013 was $5.13 per share. There were no options granted during the first nine months of 2014.

The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes-Merton (“BSM”) option-pricing model using the following assumptions:

Nine Months Ended
September 30, 2013
Dividend yield	0%
Volatility	62.69%
Risk-free rate	0.61%
Expected life (years)	4.3
Fair value of options	$5.13

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

Information related to stock option activity for the nine months ended September 30, 2014 is as follows:

	Shares Under Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding-beginning of year	164,098	$10.99
Granted	-	-
Exercised	(77,308)	10.88
Cancelled/forfeited/expired	(42)	11.22
Outstanding at September 30, 2014	86,748	$11.09	5.5	$2,182,370

Exercisable at September 30, 2014	33,139	$11.29	2.6	$827,289

___________________________

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on September 30, 2014, was $36.25.

A summary of the status of the Company’s nonvested options and restricted stock as of September 30, 2014 and changes during the nine months ended September 30, 2014, is presented below:

Stock Options:

	Number of Options	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2014	68,039	$6.11
Granted	-	-
Canceled/forfeited/expired	(25)	6.34
Vested	(14,405)	6.07
Nonvested at September 30, 2014	53,609	$6.12

Restricted Stock:

	Number of Options	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2014	9,500	$18.17
Granted	-	-
Canceled/forfeited/expired	(9,500)	18.17
Vested	-	-
Nonvested at September 30, 2014	-	$-

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of September 30, 2014 and the number and weighted average exercise price of options exercisable as of September 30, 2014 are as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$10.44	15,000	3.4	15,000
$10.90	6,000	2.7	6,000
$10.90	41,400	7.7	-
$11.22	12,348	6.2	139
$11.54	4,000	2.4	4,000
$11.75	4,000	1.4	4,000
$14.32	4,000	0.4	4,000
	86,748	5.5	33,139

Cash received from option exercises totaled approximately $841,000 and $19,000 during the nine months ended September 30, 2014 and September 30, 2013, respectively. The Company issues new shares upon option exercise.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$76,036	92.5	$73,857	93.3	$220,860	92.9	$219,471	92.4
Brokerage and Logistics Services revenue	6,122	7.5	5,306	6.7	16,800	7.1	18,177	7.6
Total revenues	$82,158	100.0	$79,163	100.0	$237,660	100.0	$237,648	100.0

NOTE F: TREASURY STOCK

The Company accounts for Treasury stock using the cost method and as of September 30, 2014, 3,479,116 shares were held in the treasury at an aggregate cost of approximately $53,753,000. During the nine months ended September 30, 2014, the Company repurchased 71,191 shares of its common stock at an aggregate cost of approximately $2,062,000.

NOTE G: ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income for the three and nine months ended September 30, 2014:

Unrealized gains and losses on available-for-sale securities
(in thousands)

Balance at June 30, 2014, net of tax of $4,463	$7,293

Other comprehensive loss before reclassifications, net of tax benefit of $220	(360)
Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $74	(121)
Net current-period other comprehensive loss	(481)

Balance at September 30, 2014, net of tax of $4,169	$6,812

Balance at December 31, 2013, net of tax of $3,770	$6,160

Other comprehensive income before reclassifications, net of tax of $473	772
Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $74	(120)
Net current-period other comprehensive income	652

Balance at September 30, 2014, net of tax of $4,169	$6,812

The following table provides details about reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2014:

	Amounts Reclassified from Accumulated Other Comprehensive Income (a)
Details about Accumulated Other Comprehensive Income Component	Nine Months Ended September 30, 2014	Statement of Operations Classification
	(in thousands)
Unrealized gains and losses on available-for-sale securities:
Impairment expense	$(1)	Non-operating income
Total before tax	(1)	Income before income taxes
Tax benefit	-	Income tax expense
Total after tax	$(1)	Net income

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)

Net income	$5,057	$2,393	$11,359	$4,619

Basic weighted average common shares outstanding	7,993	8,654	7,990	8,667
Dilutive effect of common stock equivalents	39	9	44	4
Diluted weighted average common shares outstanding	8,032	8,663	8,034	8,671

Basic earnings per share	$0.63	$0.28	$1.42	$0.53
Diluted earnings per share	$0.63	$0.28	$1.41	$0.53

Options to purchase 26,000 shares of common stock were outstanding at September 30, 2013 but were not included in the computation of diluted earnings per share because to do so would have an anti-dilutive effect.

NOTE I: INCOME TAXES

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years, and as a result, the Company’s tax years 2010 and forward remain open to examination in those jurisdictions.

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of September 30, 2014, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of September 30, 2014, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the nine months ended September 30, 2014 and 2013, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

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

At September 30, 2014, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$22,880	$22,880	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at September 30, 2014 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$77,947	$78,195

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE AND LONG-TERM DEBT

During the first nine months of 2014, the Company’s subsidiaries entered into installment obligations totaling approximately $19.3 million for the purpose of purchasing revenue equipment. These obligations are payable in 60 monthly installments at a weighted average interest rate of 2.34%.

NOTE L: OFF-BALANCE SHEET ARRANGEMENTS

During the first nine months of 2014, the Company’s subsidiaries entered into operating leases for the lease of 351 trucks. Revenue equipment held under operating leases is not carried on our balance sheet and the respective lease payments are reflected in our consolidated statement of operations as a component of the Rents and purchased transportation category. Rent expense related to revenue equipment under operating leases totaled $1,034,000 and $2,161,000 for the quarter ended and nine months September 30, 2014, respectively.

Leases for revenue equipment under non-cancellable operating leases expire at various dates through 2017. Future minimum lease payments related to non-cancellable leases for revenue equipment at September 30, 2014 are:

(in thousands)
2014	$1,824
2015	7,712
2016	7,161
2017	3,587
Total future minimum lease payments	$20,284

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 92.5% and 93.3% of total revenues, excluding fuel surcharges for the three months ended September 30, 2014 and 2013, respectively. Truckload services revenues, excluding fuel surcharges, represented 92.9% and 92.4% of total revenues, excluding fuel surcharges for the nine months ended September 30, 2014 and 2013, respectively. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended September 30, 2014 and 2013, approximately $24.9 million and $22.7 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the nine months ended September 30, 2014 and 2013, approximately $71.6 million and $68.6 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(percentages)
Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	37.0	35.4	36.7	36.7
Fuel expense, net of fuel surcharge	(3.6)	1.0	(0.5)	2.8
Rent and purchased transportation	22.9	23.3	22.7	21.6
Depreciation	11.9	13.1	12.4	13.4
Operating supplies and expenses	11.0	11.9	11.2	12.1
Operating taxes and licenses	1.4	1.6	1.5	1.7
Insurance and claims	5.9	5.0	5.5	5.0
Communications and utilities	0.8	0.7	0.8	0.7
Other	2.7	2.4	2.6	2.3
Gain on sale or disposal of property	(0.8)	(0.6)	(1.6)	(0.4)
Total operating expenses	89.2	93.8	91.3	95.9
Operating income	10.8	6.2	8.7	4.1
Non-operating income	0.7	0.2	0.5	0.3
Interest expense	(0.8)	(1.1)	(1.0)	(1.1)
Income before income taxes	10.7	5.3	8.2	3.3

THREE MONTHS ENDED SEPTEMBER 30, 2014 VS. THREE MONTHS ENDED SEPTEMBER 30, 2013

During the third quarter of 2014, truckload services revenue, before fuel surcharges, increased 3.0% to $76.0 million as compared to $73.9 million during the third quarter of 2013. The increase was primarily due to an increase in the total miles traveled, an increase in the average rate charged to customers and a reduction in uncompensated miles. The number of miles traveled increased from 53.1 million miles during the third quarter of 2013 to 54.1 million miles during the third quarter of 2014 primarily due to an increase in equipment utilization as the average number of miles traveled each workday increased from 464 miles per truck during the third quarter of 2013 to 479 miles per truck during the third quarter of 2014. The average rate charged per total mile during the third quarter of 2014 increased $0.02 as compared to the average rate charged during the third quarter of 2013. The average percentage of uncompensated miles declined from 7.1% of total miles for the third quarter of 2013 to 6.7% of total miles during the third quarter of 2014.

Salaries, wages and benefits increased from 35.4% of revenues, before fuel surcharges, in the third quarter of 2013 to 37.0% of revenues, before fuel surcharges, during the third quarter of 2014. The percentage increase relates primarily to an increase in company driver wages paid during the third quarter of 2014 as compared to company driver wages paid during the third quarter of 2013. Our driver pool consists of both company drivers and third-party owner operator drivers. Company drivers are employees of the Company and perform services in company-owned equipment while owner-operator drivers provide services, under contract, using their own equipment. While each group is generally compensated on a per-mile basis, owner-operator payments are classified in the Company’s financial statements under the Rent and purchased transportation category. The percentage-based increase in Salaries, wages and benefits primarily resulted from an increase in the proportion of total miles driven by company drivers during the third quarter of 2014 in comparison to the proportion of total miles driven by company drivers during the third quarter of 2013. This proportional increase was the result of a decrease in the average number of owner operators under contract from 346 during the third quarter of 2013 to 332 during the third quarter of 2014. On a dollar basis, total salaries, wages and benefits increased from $26.1 million during the third quarter of 2013 to $28.2 million during the third quarter of 2014.

Fuel expense, net of fuel surcharge, decreased from 1.0% of revenues, before fuel surcharges, during the third quarter of 2013 to a credit of 3.6% of revenues, before fuel surcharges, during the third quarter of 2014. The decrease relates primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel and to an increase in the average miles-per-gallon (“mpg”) experienced. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased as a result of more favorable fuel surcharge arrangements made with customers. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner operators is reflected as a reduction in net fuel expense, while fuel surcharges paid to owner operators for their services is reported along with their base rate of pay in the Rents and purchased transportation category. These categorizations have the effect of reducing our net fuel expense while increasing the Rents and purchased transportation category. As a result of these categorizations, net fuel expense may be reflected as a credit. The average mpg experienced increased during the third quarter of 2014 as compared to the mpg experienced during the third quarter of 2013 as a result of replacing older trucks with newer trucks, which are more fuel efficient.

Rents and purchased transportation decreased from 23.3% of revenues, before fuel surcharges, during the third quarter of 2013 to 22.9% of revenues, before fuel surcharges, during the third quarter of 2014 but increased on a dollar-basis from $17.2 million during the third quarter of 2013 to $17.4 million during the third quarter of 2014. This dollar-based increase relates primarily to lease payments associated with the lease of 351 trucks, as discussed below. This dollar-based increase was partially offset by a decrease in driver lease expense as the average number of owner operators under contract decreased from 346 during the third quarter of 2013 to 332 during the third quarter of 2014.

Depreciation decreased from 13.1% of revenues, before fuel surcharges, during the third quarter of 2013 to 11.9% of revenues, before fuel surcharges, during the third quarter of 2014. The decrease relates primarily to a decrease in the average number of company-owned trucks as a result of a leasing arrangement entered into during the first quarter of 2014 for the lease of 147 trucks, including 97 company-owned trucks which were sold to a third party and then leased back to the Company. During the third quarter of 2014, the Company entered into lease agreements for the lease of an additional 204 trucks. The lease payments associated with these leases are reported in the Rents and purchased transportation category.

Operating supplies and expenses decreased from 11.9% of revenues, before fuel surcharges, during the third quarter of 2013 to 11.0% of revenues, before fuel surcharges, during the third quarter of 2014. The decrease relates primarily to a decrease in amounts paid for equipment maintenance costs during the third quarter of 2014 as compared to amounts paid during the third quarter of 2013 as a result of replacing older equipment with new equipment.

Insurance and claims increased from 5.0% of revenues, before fuel surcharges, during the third quarter of 2013 to 5.9% of revenues, before fuel surcharges, during the third quarter of 2014. This increase relates primarily to an increase in amounts expensed for claims litigation costs.

Other expenses increased from 2.4% of revenues, before fuel surcharges, during the third quarter of 2013 to 2.7% of revenues, before fuel surcharges, during the third quarter of 2013. The increase relates primarily to an increase in amounts expensed for professional services in relation to claims litigation.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 93.8% for the third quarter 2013 to 89.2% for the third quarter of 2014.

NINE MONTHS ENDED SEPTEMBER 30, 2014 VS. NINE MONTHS ENDED SEPTEMBER 30, 2013

For the first nine months ended September 30, 2014, truckload services revenue, before fuel surcharges, increased 0.6% to $220.9 million as compared to $219.5 million for the first nine months ended September 30, 2013. The increase was primarily due to an increase in the average rate charged to customers and by a reduction in uncompensated miles. The average rate charged per total mile during the first nine months of 2014 increased $0.01 as compared to the average rate charged during the first nine months of 2013. The average percentage of uncompensated miles declined from 7.4% of total miles for the first nine months of 2013 to 6.7% of total miles during the first nine months of 2014.

Fuel expense, net of fuel surcharge, decreased from 2.8% of revenues, before fuel surcharges, during the first nine months of 2013 to a credit of 0.5% of revenues, before fuel surcharges, during the first nine months of 2014. The decrease was primarily related to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel, an increase in the average miles-per-gallon (“mpg”) experienced, and to an increase in the number of owner operators in our fleet. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased as a result of more favorable fuel surcharge arrangements made with customers. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner operators is reflected as a reduction in net fuel expense, while fuel surcharges paid to owner operators for their services is reported along with their base rate in the Rent and purchased transportation category. These categorizations have the effect of reducing our net fuel expense while increasing the Rent and purchased transportation category, as discussed below. The average mpg experienced increased during the first nine months of 2014 as compared to the mpg experienced during the first nine months of 2013 as a result of replacing older trucks with newer trucks which are more fuel efficient. The Company also has driver bonus programs which are tied directly to fuel efficiency.

Rent and purchased transportation increased from 21.6% of revenues, before fuel surcharges, during the first nine months of 2013 to 22.7% of revenues, before fuel surcharges, during the first nine months of 2014. The increase relates primarily to lease payments associated with the lease of 351 trucks, as discussed below and to an increase in driver lease expense as the average number of owner operators under contract increased from 308 during the first nine months of 2013 to 342 during the first nine months of 2014. The increase in costs in this category, as they relate to the increase in owner operators, are partially offset by a decrease in other cost categories, such as repairs and fuel, which are generally borne by the owner operator.

Depreciation decreased from 13.4% of revenues, before fuel surcharges, during the first nine months of 2013 to 12.4% of revenues, before fuel surcharges, during the first nine months of 2014. The decrease relates primarily to a decrease in the average number of company-owned trucks as a result of a leasing arrangement entered into during the first quarter of 2014 and to an increase in the number of owner operators under contract. During the first nine months of 2014, the Company entered into lease agreements for the lease of 351 trucks, including 97 company-owned trucks which were sold to a third party and then leased back to the Company. The lease payments associated with these leases are reported in the Rents and purchased transportation category. The number of owner operators increased from an average of 308 under contract during the first nine months of 2013 to 342 under contract during the first nine months of 2014. This reduction was partially offset by an increase in depreciation related to purchases of new trailers which replaced older trailers within the fleet. These new trailer replacements have a significantly higher purchase price than those trailers that are being replaced and are being depreciated over a shorter period of time as the Company accelerates its trailer replacement cycle from every ten years to a replacement cycle of every seven years. This reduction in replacement cycle, combined with a higher purchase price, results in higher depreciation expense over a shorter period of time. The decrease in the trailer replacement cycle time is intended to improve driver and customer satisfaction and to reduce maintenance costs as well as increase fleet efficiency by reducing maintenance down-time.

Operating supplies and expenses decreased from 12.1% of revenues, before fuel surcharges, during the first nine months of 2013 to 11.2% of revenues, before fuel surcharges, during the first nine months of 2014. The decrease relates primarily to a decrease in amounts paid for equipment maintenance costs during the first nine months of 2014 as compared to amounts paid during the first nine months of 2013 as a result of replacing older equipment with new equipment and to a decrease in amounts paid for driver training schools and other operating supplies and expenses during the first nine months of 2014 as compared to amounts paid during the first nine months of 2013.

Insurance and claims increased from 5.0% of revenues, before fuel surcharges, during the first nine months of 2013 to 5.5% of revenues, before fuel surcharges, during the first nine months of 2014. The increase relates primarily to an increase in physical damage insurance expense due to an increase in the value of the equipment covered as a result of replacing older equipment with new equipment and to an increase in claims litigation costs.

Other expenses increased from 2.3% of revenues, before fuel surcharges, during the first nine months of 2013 to 2.6% of revenues, before fuel surcharges, during the first nine months of 2014. The increase relates primarily to an increase in amounts expensed for professional services due to an increase in claims litigation. The increase was partially offset by a reduction in amounts expensed for other supplies and expenses.

Gains on sale or disposal of property increased from 0.4% during the first nine months of 2013 to 1.6% during the first nine months of 2014. The increase relates primarily an increase in the number of trailers sold and to a more favorable used equipment market. Although the number of trucks sold decreased during the first nine months of 2014, gains realized increased due to a more favorable used equipment market.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 95.9% for the first nine months 2013 to 91.3% for the first nine months of 2014.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(percentages)
Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	2.7	2.8	2.7	2.5
Rent and purchased transportation	92.5	95.1	92.9	94.2
Communications and utilities	0.1	0.1	0.2	0.2
Other	0.3	0.3	0.4	0.3
Total operating expenses	95.6	98.3	96.2	97.2
Operating income	4.4	1.7	3.8	2.8
Non-operating income	0.1	0.1	0.1	0.1
Interest expense	(0.1)	(0.3)	(0.2)	(0.3)
Income before income taxes	4.4	1.5	3.7	2.6

THREE MONTHS ENDED SEPTEMBER 30, 2014 VS. THREE MONTHS ENDED SEPTEMBER 30, 2013

During the third quarter of 2014, logistics and brokerage services revenue, before fuel surcharges, increased 15.4% to $6.1 million as compared to $5.3 million during the third quarter of 2013. The increase relates to an increase in the number of brokered loads during the third quarter of 2014 as compared to the third quarter of 2013.

Salaries, wages and benefits decreased from 2.8% of revenues, before fuel surcharges, in the third quarter of 2013 to 2.7% of revenues, before fuel surcharges, during the third quarter of 2014. The decrease relates to a decrease in the number of employees assigned to the logistics and brokerage services division and to the interaction of the fixed-cost characteristic of salaries expense with an increase in revenues for the periods compared.

Rents and purchased transportation decreased from 95.1% of revenues, before fuel surcharges, during the third quarter of 2013 to 92.5% of revenues, before fuel surcharges during the third quarter of 2014. The decrease relates to a decrease in amounts paid to third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 98.3% for the third quarter of 2013 to 95.6% for the third quarter of 2014.

NINE MONTHS ENDED SEPTEMBER 30, 2014 VS. NINE MONTHS ENDED SEPTEMBER 30, 2013

During the first nine months of 2014, logistics and brokerage services revenue, before fuel surcharges, decreased 7.6% to $16.8 million as compared to $18.2 million during the first nine months of 2013. The decrease relates to a decrease in the number of brokered loads during the first nine months of 2014 as compared to the first nine months of 2013.

Salaries, wages and benefits increased from 2.5% of revenues, before fuel surcharges, during the first nine months of 2013 to 2.7% of revenues, before fuel surcharges, during the first nine months of 2014. The increase relates to the interaction of the fixed-cost characteristic of salaries expense with a decrease in revenues for the periods compared.

Rents and purchased transportation decreased from 94.2% of revenues, before fuel surcharges, during the first nine months of 2013 to 92.9% of revenues, before fuel surcharges during the first nine months of 2014. The decrease relates to a decrease in amounts paid to third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 97.2% for the first nine months of 2013 to 96.2% for the first nine months of 2014.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED SEPTEMBER 30, 2014 VS. THREE MONTHS ENDED SEPTEMBER 30, 2013

Net income for all divisions was approximately $5.1 million, or 6.2% of revenues, before fuel surcharge for the third quarter of 2014 as compared to a net income of $2.4 million, or 3.0% of revenues, before fuel surcharge for the third quarter of 2013. The increase in income resulted in diluted earnings per share of $0.63 for the third quarter of 2014 as compared to diluted earnings per share of $0.28 for the third quarter of 2013.

NINE MONTHS ENDED SEPTEMBER 30, 2014 VS. NINE MONTHS ENDED SEPTEMBER 30, 2013

Net income for all divisions was approximately $11.4 million, or 4.8% of revenues, before fuel surcharge for the first nine months of 2014 as compared to a net income of $4.6 million, or 1.9% of revenues, before fuel surcharge for the first nine months of 2013. The increase in income resulted in diluted earnings per share of $1.41 for the first nine months of 2014 as compared to diluted earnings per share of $0.53 for the first nine months of 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our lines of credit, installment notes, and investment margin account.

During the first nine months of 2014, we generated $43.5 million in cash from operating activities. Investing activities provided $2.7 million in cash in the first nine months of 2014. Financing activities used $44.9 million in cash in the first nine months of 2014.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first nine months of 2014, we utilized cash on hand, installment notes, and our lines of credit to finance purchases of revenue equipment and other assets of approximately $22.9 million.

Occasionally, we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 60 months. During the first nine months of 2014, the Company’s subsidiary, P.A.M. Transport, Inc. entered into installment obligations totaling approximately $19.3 million for the purpose of purchasing revenue equipment. These obligations are payable in 60 monthly installments at interest rates ranging from 2.22% to 2.55%.

During the remainder of 2014, we expect to purchase or lease approximately 230 new trucks and 330 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $1.0 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future.

During the first nine months of 2014 we maintained a $35.0 million revolving line of credit. Amounts outstanding under the line of credit bear interest at LIBOR (determined as of the first day of each month) plus 1.50% (1.70% at September 30, 2014), are secured by our accounts receivable and mature on June 1, 2016. At September 30, 2014 outstanding advances on the line of credit were approximately $4.0 million, including letters of credit totaling $1.1 million, with availability to borrow $31.0 million.

Cash and cash equivalents increased from $1.2 million at December 31, 2013 to $2.5 million at September 30, 2014. The increase relates to collections of accounts receivable which were deposited on September 30, 2014 and were not considered collected funds until the following business day and therefore were not applied against the Company’s line of credit.

Trade accounts receivable increased from $58.5 million at December 31, 2013 to $61.4 million at September 30, 2014. The increase relates to a general increase in freight revenue and fuel surcharge revenue, which flows through the accounts receivable account, during the third quarter of 2014 as compared to the last quarter of 2013.

Accounts receivable-other increased from $3.7 million at December 31, 2013 to $6.1 million at September 30, 2014. The increase relates primarily to an increase in amounts receivable from the Company’s third-party qualified intermediary. The Company contracts with a third-party qualified intermediary in order to accomplish tax-deferred, like-kind exchanges related to its revenue equipment. Under the program, dispositions of eligible trucks or trailers and acquisitions of replacement trucks or trailers are made in a form whereby any associated tax gains related to the disposal are deferred. To qualify for like-kind exchange treatment, we exchange, through our qualified intermediary, eligible trucks or trailers being disposed with trucks or trailers being acquired. Amounts held by the Company’s third-party qualified intermediary are dependent on the timing and extent of the Company’s revenue equipment sales and/or purchase activities which can fluctuate significantly from period-to-period.

Marketable equity securities increased from $21.0 million at December 31, 2013 to $22.9 million at September 30, 2014. The $1.9 million increase was related to an increase in the market value of the Company’s investments of approximately $1.0 million and purchases of equity securities with a cost basis of approximately $0.9 million during the first nine months of 2014.

Revenue equipment, at September 30, 2014, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units and auxiliary power units, decreased approximately $26.0 million as compared to December 31, 2013. The decrease relates primarily to a decrease in the number of company-owned trucks due to the replacement of 254 company-owned trucks during the first nine months of 2014 with a leased truck.

Accounts payable decreased from $28.0 million at December 31, 2013 to $15.1 million at September 30, 2014. The $12.9 million decrease was primarily related to the payment for treasury stock through a Dutch Auction in the amount of $13.9 million during the first quarter of 2014.

Accrued expenses and other liabilities increased from $22.5 million at December 31, 2013 to $26.8 million at September 30, 2014. The increase was primarily related to an increase in amounts accrued at the end of the period which were payable to company drivers and third-party owner-operator drivers which can vary significantly throughout the year depending on the timing of the actual date of payment in relation to the last day of the reporting period. The increase was also related to an increase in amounts accrued for auto liability claims and anticipated uninsured claims at the end of the period.

Current maturities of long term-debt and long-term debt fluctuations are reviewed on an aggregate basis as the classification of amounts in each category are typically affected merely by the passage of time. Current maturities of long-term debt and long-term debt, on an aggregate basis, decreased from $110.5 million at December 31, 2013 to $80.8 million at September 30, 2014. The decrease was primarily related to the net effect of scheduled balloon payments, installment note payments, and additional borrowings made during the first nine months of 2014.

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

Equity Price Risk

We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities increased to $22.9 million at September 30, 2014 from $21.0 million at December 31, 2013. The increase during the first nine months of 2014 includes an increase in fair market value of $1.0 million and purchases of equity securities with a cost basis of $0.9 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $2.3 million. For additional information with respect to the marketable equity securities, see Note C to our condensed consolidated financial statements.

Interest Rate Risk

Our line of credit bears interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are affected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $4.0 million of variable rate debt was outstanding, a hypothetical 100 basis point increase in LIBOR for a one year period would result in approximately $40,000 of additional interest expense.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2014, our Board of Directors authorized the Company to repurchase up to 500,000 shares of its common stock. The following table summarizes the Company’s common stock repurchases during the third quarter of 2014 made pursuant to this authorization. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser”.

Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Period
July 1-31, 2014	19,000	$35.62	19,000	481,000
August 1-31, 2014	14,341	36.21	14,341	466,659
September 1-30, 2014	-	-	-	466,659
Total	33,341	$35.88	33,341

Item 6. Exhibits.

Exhibit	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002.)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 11, 2007.)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: November 7, 2014	By: /s/ Daniel H. Cushman
Daniel H. Cushman
President and Chief Executive Officer
(principal executive officer)

Dated: November 7, 2014	By: /s/ Allen W. West
Allen W. West
Vice President-Finance, Chief Financial
Officer, Secretary and Treasurer
(principal accounting and financial officer)

P.A.M. TRANSPORTATION SERVICES, INC.

Index to Exhibits to Form 10-Q

Exhibit	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002.)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 11, 2007.)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document