Form 10-K
period 2014-12-31
PAM TRANSPORTATION SERVICES INC
filed 2015-03-16
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant computed by reference to the average of the closing bid and ask prices of the common stock as of the last business day of the registrant's most recently completed second quarter was $89,915,646. Solely for the purposes of this response, executive officers, directors and beneficial owners of more than five percent of the registrant’s common stock are considered the affiliates of the registrant at that date.

The number of shares outstanding of the registrant’s common stock, as of February 23, 2015: 7,427,115 shares of $.01 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 28, 2015, are incorporated by reference in answer to Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2014.

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

P.A.M. TRANSPORTATION SERVICES, INC.

FORM 10-K

For the fiscal year ended December 31, 2014

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

P.A.M. Transportation Services, Inc. is a holding company incorporated under the laws of the State of Delaware in June 1986. We conduct operations through the following wholly owned subsidiaries: P.A.M. Transport, Inc., T.T.X., LLC, P.A.M. Cartage Carriers, LLC, Overdrive Leasing, LLC, P.A.M. Logistics Services, Inc., Choctaw Express, LLC, Choctaw Brokerage, Inc., Transcend Logistics, Inc., Decker Transport Co., LLC, East Coast Transport and Logistics, LLC, S & L Logistics, Inc., and P.A.M. International, Inc. Our operating authorities are held by P.A.M. Transport, Inc., P.A.M. Cartage Carriers, LLC, Choctaw Express, LLC, Choctaw Brokerage, Inc., T.T.X., LLC, Decker Transport Co., LLC, and East Coast Transport and Logistics, LLC. Effective on January 1, 2010, the operations of most of the Company’s operating subsidiaries were consolidated under the P.A.M. Transport, Inc. name in an effort to more clearly reflect the Company’s scope and available service offerings.

We are headquartered and maintain our primary terminal, maintenance facilities, and our corporate and administrative offices in Tontitown, Arkansas, which is located in northwest Arkansas, a major center for the trucking industry and where the support services (including warranty repair services) for most major truck and trailer equipment manufacturers are readily available.

Segment Financial Information

The Company's operations are all in the motor carrier segment and are aggregated into a single reporting segment in accordance with the aggregation criteria under Generally Accepted Accounting Principles (“GAAP”).

Operations

Our operations can generally be classified into truckload services or brokerage and logistics services. Truckload services include those transportation services in which we utilize company owned trucks or owner-operator owned trucks for the pickup and delivery of freight. The brokerage and logistics services consists of services such as transportation scheduling, routing, mode selection, transloading and other value added services related to the transportation of freight which may or may not involve the use of company owned or owner-operator owned equipment. Both our truckload operations and our brokerage and logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. Truckload services operating revenues, before fuel surcharges represented 92.5%, 92.6% and 91.8% of total operating revenues for the years ended December 31, 2014, 2013 and 2012, respectively. The remaining operating revenues, before fuel surcharge for the same periods were generated by brokerage and logistics services, representing 7.5%, 7.4%, and 8.2%, respectively.

Approximately 56% of the Company's revenues are derived from domestic shipments while approximately 44% of our revenues are derived from freight originating from or destined to locations in Mexico or Canada.

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

Developing Customer Relationships within High Density Traffic Lanes. We strive to maximize utilization and increase revenue per truck while minimizing our time and empty miles between loads. In this regard, we seek to provide equipment to our customers in defined regions and disciplined traffic lanes. This strategy enables us to:

•	maintain more consistent equipment capacity;

•	provide a high level of service to our customers, including time-sensitive delivery schedules;

•	attract and retain drivers; and

•	maintain a sound safety record as drivers travel familiar routes.

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

Industry

According to the American Trucking Association’s “American Trucking Trends 2013” report, the trucking industry transported approximately 68.5% of the total volume of freight transported in the United States during 2012, which equates to 9.4 billion tons and approximately $642 billion in revenue. The truckload industry is highly fragmented and is impacted by several economic and business factors, many of which are beyond the control of individual carriers. The state of the economy, coupled with equipment capacity levels, can impact freight rates. Volatility of various operating expenses, such as fuel and insurance, make the predictability of profit levels uncertain. Availability, attraction, retention and compensation of drivers also affect operating costs, as well as equipment utilization. In addition, the capital requirements for equipment, coupled with potential uncertainty of used equipment values, impact the ability of many carriers to expand their operations. The current operating environment is characterized by the following:

•	Intense competition for freight;

•	Price increases by truck and trailer equipment manufacturers;

•	Volatile fuel costs; and

•	In recent years, many less profitable or undercapitalized carriers have been forced to consolidate or to exit the industry.

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

Our five largest customers, for which we provide carrier services covering a number of geographic locations, accounted for approximately 48%, 43% and 39% of our total revenues in 2014, 2013 and 2012, respectively. General Motors Company accounted for approximately 20%, 21% and 17% of our revenues in 2014, 2013 and 2012, respectively. Another large customer, Chrysler, accounted for approximately 14%, 12% and 12% of our revenues in 2014, 2013 and 2012, respectively.

We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. Approximately 48%, 46% and 37% of our revenues were derived from transportation services provided to the automobile industry during 2014, 2013 and 2012, respectively.

Revenue Equipment

At December 31, 2014, our truck fleet consists of 1,761 trucks, which includes 421 trucks leased under operating leases and 325 owner-operator trucks. At December 31, 2014, our trailer fleet consists of 4,919 trailers, which includes 141 trailers leased under operating leases. Our company-owned trucks and leased trucks are late model, well-maintained, premium trucks, which we believe help to attract and retain drivers, maximize fuel efficiency, promote safe operations, minimize maintenance and repair costs, and improve customer service by minimizing service interruptions caused by breakdowns. We evaluate our equipment purchasing decisions based on factors such as initial cost, useful life, warranty terms, expected maintenance costs, fuel economy, driver comfort, customer needs, manufacturer support, and resale value.

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

During 1999, the U.S. Environmental Protection Agency (“EPA”) mandated a three-phase strategy to reduce engine emissions from heavy-duty vehicles through a combination of advanced emissions control technologies and diesel fuel with a reduced sulfur content. The first phase (Phase I) mandated new engine emission standards for all model year 2004 heavy-duty trucks; however, through agreements with heavy-duty diesel engine manufacturers, the effective date was accelerated to October 1, 2002. Since October 1, 2002, all newly manufactured truck engines had to comply with the new engine emission standards. As of December 31, 2014, the Company-owned and leased truck fleet does not contain any trucks with the older Phase I engines.

In the second phase (Phase II), effective January 1, 2007, the EPA mandated a new set of more stringent emission standards for vehicles powered by diesel fuel engines manufactured in 2007 through 2009. As of December 31, 2014, our Company-owned and leased truck fleet consisted of fewer than 20 trucks with engines that comply with the Phase II emission standards (Phase II trucks) and are either leased to third parties or are in process of being sold. As compared to trucks powered by the Phase I engines, the trucks powered by the Phase II compliant diesel engines had a significantly higher purchase price and as a result, our depreciation expense increased over time as we replaced Phase I trucks with Phase II trucks.

During the third phase (Phase III), which was effective in 2010, final emission standards became effective. During 2014, the Company took delivery of approximately 300 trucks, all of which contained engines compliant with the Phase III emission standards. As of December 31, 2014, substantially all of our Company-owned and leased truck fleet consisted of trucks with engines that comply with the Phase III emission standards (Phase III trucks). During 2015, the Company expects to take delivery of 750 additional Phase III trucks. To date, Phase III trucks have shown increased fuel efficiency as compared to either the Phase I or Phase II truck fuel efficiency, however, Phase III trucks have a significant purchase price premium as compared to the purchase price of the Phase I and Phase II trucks, and as a result, our depreciation and lease expense per truck has increased. We expect that the costs to replace older trucks will continue to increase due to both an increase in new truck purchase prices and in maintenance costs as the engines become more complex to meet future EPA regulations. To the extent we are unable to offset these anticipated increased costs with rate increases charged to customers or offsetting cost savings in other areas, our results of operations will be adversely affected.

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

Employees

At December 31, 2014, we employed 2,911 persons, of whom 2,334 were drivers, 195 were employed in maintenance, 180 were employed in operations, 33 were employed in marketing, 105 were employed in safety and personnel, and 64 were employed in general administration and accounting. None of our employees are represented by a collective bargaining unit, and we believe that our employee relations are good.

Drivers

At December 31, 2014, we utilized 2,334 company drivers in our operations. We also had 325 owner-operators under contract who were compensated on a per mile basis. Our drivers are compensated on the basis of miles driven, loading and unloading, extra stops, and layovers in transit. Drivers can earn bonuses by recruiting other qualified drivers who become employed by us, and both cash and non-cash prizes are awarded for achieving certain miles per gallon goals. All of our drivers are recruited, screened, drug tested and participate in our driver training program. Our driver training program stresses the importance of safety and reliable, on-time delivery. Drivers are required to report to their driver managers daily and at the earliest possible moment when any condition occurs en route that might delay their scheduled delivery time.

Owner-operators are utilized through a contract with us to supply one or more tractors and drivers for our use. Owner-operators must pay their own tractor expenses, fuel, maintenance, insurance, and driver costs. They must meet and operate within our guidelines with respect to safety. We have a lease-purchase program whereby we offer owner-operators the opportunity to lease a tractor, with the option to purchase the tractor at the end of the lease term. We believe our lease-purchase program has contributed to our ability to attract and retain owner operators. At December 31, 2014, approximately 87 owner-operators were leasing 104 tractors in this program.

In addition to strict application screening and drug testing, before being permitted to operate a vehicle, our drivers must undergo classroom instruction on our policies and procedures, safety techniques as taught by the Smith System of Defensive Driving, and the proper operation of equipment, and must pass both written and road tests. Instruction in defensive driving and safety techniques continues after hiring, with seminars at several of our terminals. At December 31, 2014, we employed 84 persons on a full-time basis in our driver recruiting, training and safety instruction programs.

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

In 2004, the FMCSA issued updated rules related to driver HOS limits that became effective October 1, 2005 (the "2005 Rules"). In July 2007, a federal appeals court vacated certain provisions of the 2005 Rules relating to the expansion of the daily driving limit from 10 hours to 11 hours, and the "34-hour restart," which allowed drivers to restart calculations of the weekly on-duty time limits after the driver had at least 34 consecutive hours off duty. The court indicated that, in addition to other reasons, it vacated these two provisions because the FMCSA failed to provide adequate data supporting its decision to increase the daily driving limit and provide for the 34-hour restart provision. In November 2008, following the submission of additional data by FMCSA and a series of appeals and related court rulings, the FMCSA published its final rule, which retained the 11 hour daily driving limit and the 34-hour restart provision. Safety advocacy groups continued to challenge the final rule and in an effort to end litigation by these groups, the FMCSA agreed to propose new rules by July 26, 2011. During December 2010, the FMCSA released the proposed new rules for public comment which included provisions that would shorten allowable daily driving time from 11 hours to 10 hours and also require that drivers take two nights of rest during the 34-hour restart provision. The proposed rules, which were generally not well received by either safety advocacy groups or by the trucking industry, were finalized and published by the FMCSA in December 2011. The final rule, effective July 1, 2013, retained the 11 hour daily driving limit but restricted the use of the 34-hour restart provision to once every seven days and the 34-hour period must include two periods between 1:00 a.m. and 5:00 a.m. and requires drivers to take a 30-minute off duty break after driving 8 hours. During 2012, both the American Trucking Association and safety advocacy groups had filed petitions with the D.C. U.S. Circuit Court of Appeals requesting the court to review the FMCSA’s final rule. Oral arguments began on March 15, 2013 and a final ruling was issued August 2, 2013. The final ruling upheld the HOS rules effective July 1, 2013 with the exception of vacating the 30-minute off duty break for short haul truck drivers. Effective December 16, 2014, in response to the Consolidated and Further Continuing Appropriations Act, 2015, (the “Appropriations Act”), the FMCSA suspended the requirements regarding the restart of a driver’s 60- or 70-hour limit which drivers were required to comply with beginning July 1, 2013. The restart provisions have no force or effect from the date of enactment of the Appropriations Act through the period of suspension, and such provisions are replaced with the previous restart provisions in effect on June 30, 2013. This allows a 34 hour re-start to begin immediately after 34 hours of rest without previous restrictions. Although the final HOS rules have made an impact on the utilization of our equipment and our drivers’ productivity, they have not had a significant negative impact on our operations.

During February 2012, the FMCSA announced its intent to continue to pursue a rule that would require all interstate motor carriers to install electronic on-board recorders (“EOBRs”) to monitor compliance with HOS regulations. The FMCSA’s previous efforts in 2011 to implement a rule requiring EOBRs were successfully challenged in court and the rule was vacated in August 2011 as the court ruled that the FMCSA failed to directly address the potential for harassment of vehicle operators. The vacated rule applied to phase one of a two-phase rule implementation process whereby implementation of phase one would require EOBR use only by habitual HOS regulation violators while phase two would require EOBR use by all motor carriers. The FMCSA refers to these two-phases as EOBR 1 and EOBR 2, respectively. Under EOBR 1, any motor carrier found to have a HOS regulation violation rate of 10% or greater would be required to install EOBRs on all of its commercial motor vehicles for a period of two years. The final rule related to EOBR 1 was published in April 2010 and, prior to being vacated, was to be effective for any single compliance review completed on or after June 4, 2012. Under EOBR 2, all motor carriers required to maintain HOS record keeping would be required to use EOBRs to monitor their drivers' compliance with HOS requirements. Motor carriers would have three years after the effective date of the EOBR 2 final rule to comply with these requirements. As of December 31, 2014, the Company is not subject to any requirement that EOBRs be installed on any of its trucks; however all the Company’s trucks currently have EOBRs installed.

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

•

we compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers and railroads, some of which have more equipment and greater capital resources than we do;

•

some of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates, maintain our margins or maintain significant growth in our business;

•	many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved service providers, and in some instances we may not be selected;

•	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some of our business to competitors;

•

the trend toward consolidation in the trucking industry may create other large carriers with greater financial resources and other competitive advantages relating to their size and with whom we may have difficulty competing;

•	advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments;

•	competition from Internet-based and other logistics and freight brokerage companies may adversely affect our customer relationships and freight rates; and

•	economies of scale that may be passed on to smaller carriers by procurement aggregation providers may improve their ability to compete with us.

We are highly dependent on our major customers, the loss of one or more of which could have a material adverse effect on our business.

A significant portion of our revenue is generated from our major customers. For 2014, our top five customers, based on revenue, accounted for approximately 48% of our revenue, and our two largest customers, General Motors Company and Chrysler, accounted for approximately 20% and 14% of our revenue, respectively. We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. As a result, the concentration of our business within the automobile industry is greater than the concentration in a single customer. Approximately 48% of our revenues for 2014 were derived from transportation services provided to the automobile industry.

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

Diesel fuel represents a significant operating expense for the Company and we do not currently hedge against the risk of diesel fuel price increases. An increase in diesel fuel prices or diesel fuel taxes, or any change in federal or state regulations that results in such an increase, could have a material adverse effect on our operating results to the extent we are unable to recoup such increases from customers in the form of increased freight rates or through fuel surcharges. Historically, we have been able to offset, to a certain extent, diesel fuel price increases through fuel surcharges to our customers, but we cannot be certain that we will be able to do so in the future. We continuously monitor the components of our pricing, including base freight rates and fuel surcharges, and address individual account profitability issues with our customers when necessary. While we have historically been able to adjust our pricing to help offset changes to the cost of diesel fuel through changes to base rates and/or fuel surcharges, we cannot be certain that we will be able to do so in the future.

Difficulty in attracting drivers could affect our profitability and ability to grow.

Periodically, the transportation industry experiences difficulty in attracting and retaining qualified drivers, including independent contractors, resulting in intense competition for drivers. We have from time to time experienced under-utilization and increased expenses due to a shortage of qualified drivers. If we are unable to attract drivers when needed or contract with independent contractors when needed, we could be required to further adjust our driver compensation packages, increase driver recruiting efforts, or let trucks sit idle, any of which could adversely affect our growth and profitability.

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

We have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health. Our substantial debt levels could have important consequences such as the following:

•	impair our ability to obtain additional future financing for working capital, capital expenditures, acquisitions or general corporate expenses;

•	limit our ability to use operating cash flow in other areas of our business due to the necessity of dedicating a substantial portion of these funds for payments on our indebtedness;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	make it more difficult for us to satisfy our obligations;

•	increase our vulnerability to general adverse economic and industry conditions; and

•	place us at a competitive disadvantage compared to our competitors.

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

Matthew T. Moroun, the Chairman of our Board of Directors, and a trust of which Mr. Moroun is a co-trustee together, own approximately 58.2% of our outstanding common stock. As a result, Mr. Moroun has the power to:

•	control all matters submitted to our shareholders;

•	elect our directors;

•	adopt, extend or remove any anti-takeover provisions that are available to us; and

•	exercise control over our business, policies and affairs.

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

Mr. Moroun may continue to retain control of us for the foreseeable future and may decide not to enter into a transaction in which shareholders would receive consideration for our common stock that is much higher than the then-current market price of our common stock. In addition, Mr. Moroun could elect to sell a controlling interest in us to a third-party and our other shareholders may not be able to participate in such transaction or, if they are able to participate in such a transaction, such shareholders may receive less than the then-current fair market value of their shares. Any decision regarding ownership of us that Mr. Moroun may make at some future time will be in his absolute discretion, subject to applicable laws and fiduciary duties.

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

Our subsidiaries lease facilities in Indianapolis, Indiana; Romulus, Michigan; North Jackson, Ohio; Tahlequah, Oklahoma; El Paso, Texas; and Monterrey, Mexico. Our terminal facilities in Irving and Laredo, Texas; North Little Rock, Arkansas; and Willard, Ohio are owned. The leased facilities are leased primarily on contractual terms typically ranging from one to five years. As of December 31, 2014, the following table provides a summary of the ownership and types of activities conducted at each location:

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

We are a defendant in a collective-action lawsuit which was filed on August 22, 2013, in the United States District Court for the Western District of Arkansas. The plaintiffs, who are current and former drivers and who worked for the Company during the period of August 22, 2010, through the date of the filing, allege claims for unpaid wages under the Fair Labor Standards Act and the Arkansas Minimum Wage Law. The complaint alleges that the Company failed to pay newly hired drivers minimum wage during orientation, training, and while traveling during normal business hours and that the Company failed to pay all drivers when working on assignment for more than 24 hours. The plaintiffs seek to enjoin the Company from continuing its current pay practices related to the allegations. They also seek actual damages, liquidated damages equal to accrual damages, court costs, and legal fees. The Company has reached a preliminary settlement with the plaintiffs in the amount of $3,950,000 and accordingly, has reserved this amount, along with estimated settlement costs, in the accompanying 2014 financial statements. Should the settlement not be approved by the court, further negotiations may take place to reach a different settlement or the case may continue on to trial. Management has determined that any losses under this claim will not be covered by existing insurance policies.

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

Fiscal Year Ended December 31, 2014

	High	Low
First Quarter	$23.00	$17.83
Second Quarter	29.01	19.46
Third Quarter	40.19	27.66
Fourth Quarter	54.74	33.71

Fiscal Year Ended December 31, 2013

	High	Low
First Quarter	$11.57	$9.30
Second Quarter	11.74	8.85
Third Quarter	17.82	10.00
Fourth Quarter	20.99	15.59

As of February 23, 2015, there were approximately 99 holders of record of our common stock.

Dividends

The Company paid cash dividends of $1.00 per common share during each of the months of April 2012 and December 2012. No other dividends have been paid during any year prior to 2012 or during 2013 or 2014. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors. Currently, the Company does not intend to pay dividends in the foreseeable future.

Repurchases of Equity Securities by the Issuer

The Company’s stock repurchase program has been extended and expanded several times, most recently in May 2014, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. Following the reauthorization, the Company repurchased 33,341 shares of its common stock during the remainder of 2014 under this repurchase program.

On December 2, 2014, the Company announced a Dutch auction tender offer (the “2014 tender offer”) to repurchase up to 640,000 shares of its common stock, par value $0.01 per share, subject to the terms and conditions described in the 2014 tender offer pursuant to the Board of Directors approval on November 25, 2014. Subject to certain limitations and legal requirements, the Company could purchase up to an additional 2% of its outstanding shares which totaled 160,000 shares. The 2014 tender offer began on the date of the announcement, December 2, 2014 and expired on December 30, 2014.

Through the 2014 tender offer, the Company’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $46.00 to $50.00 per share. Upon expiration of the offer, the Company accepted for purchase a total of 571,865 shares at a price of $50.00 per share, for a total purchase price of approximately $28.7 million, including fees and commission. The purchases were settled on January 6, 2015. The Company accounted for the repurchase of these shares as treasury stock on the Company’s consolidated balance sheet as of December 31, 2014.

On December 2, 2013, the Company announced a Dutch auction tender offer (the “2013 tender offer”) to repurchase up to 600,000 shares of its common stock, par value $0.01 per share, subject to the terms and conditions described in the 2013 tender offer pursuant to the Board of Directors approval on November 27, 2013. Subject to certain limitations and legal requirements, the Company could purchase up to an additional 2% of its outstanding shares which totaled 173,000 shares. The 2013 tender offer began on the date of the announcement, December 2, 2013 and expired on December 30, 2013.

Through the 2013 tender offer, the Company’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $19.00 to 21.00 per share. Upon expiration of the offer, the Company accepted for purchase a total of 675,000 shares at a price of $20.50 per share, for a total purchase price of approximately $13.9 million, including fees and commission. The purchases were settled on January 6, 2014. The Company accounted for the repurchase of these shares as treasury stock on the Company’s consolidated balance sheet as of December 31, 2013.

The following table summarizes the Company's common stock repurchases during the fourth quarter of 2014. No shares were purchased during the quarter other than through the tender offer described above. All purchases were made by or on behalf of the Company and not by any “affiliated purchaser”.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2014	-	$-	-	466,659
November 1-30, 2014	-	-	-	466,659
December 1-31, 2014	571,865	50.00	571,865	466,659
Total	571,865	$50.00	571,865

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for a presentation of compensation plans under which equity securities of the Company are authorized for issuance.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of the NASDAQ OMX Index for the NASDAQ Stock Market (U.S. companies) and the NASDAQ OMX Index for the NASDAQ Trucking and Transportation Stocks for the period of five years commencing December 31, 2009 and ending December 31, 2014. The graph assumes that the value of the investment in our common stock and in each index was $100 on December 31, 2009 and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG OUR COMMON STOCK,

THE NASDAQ OMX INDEX FOR THE NASDAQ STOCK MARKET (U.S. COMPANIES)

AND THE NASDAQ TRUCKING AND TRANSPORTATION STOCKS INDEX THROUGH DECEMBER 31, 2014

Item 6. Selected Financial Data.

The following selected financial and operating data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Statement of Operations Data:
Operating revenues:
Operating revenues, before fuel surcharge	$316,584	$313,117	$297,698	$284,178	$282,524
Fuel surcharge	94,353	89,696	82,935	75,065	49,470
Total operating revenues	410,937	402,813	380,633	359,243	331,994

Operating expenses:
Salaries, wages and benefits	108,371	107,037	108,866	110,037	105,143
Operating supplies and expenses	126,875	137,268	155,392	168,567	132,582
Rent and purchased transportation	90,831	85,226	54,011	30,126	47,054
Depreciation	36,296	39,088	38,298	34,163	27,035
Insurance and claims	20,274	14,586	13,744	13,070	12,820
Other	9,871	8,956	7,585	8,525	7,900
(Gain) loss on sale or disposal of property	(4,591)	(854)	(166)	98	(337)
Total operating expenses	387,927	391,307	377,730	364,586	332,197
Operating income (loss)	23,010	11,506	2,903	(5,343)	(203)
Non-operating income	2,099	1,540	3,288	1,551	852
Interest expense	(2,897)	(3,375)	(2,596)	(1,798)	(2,252)
Income (loss) before income taxes	22,212	9,671	3,595	(5,590)	(1,603)
Income tax expense (benefit)	8,721	3,756	1,416	(2,733)	(948)
Net income (loss)	$13,491	$5,915	$2,179	$(2,857)	$(655)

Earnings (loss) per common share:
Basic	$1.69	$0.68	$0.25	$(0.32)	$(0.07)
Diluted	$1.68	$0.68	$0.25	$(0.32)	$(0.07)

Average common shares outstanding – Basic	7,990	8,662	8,700	9,056	9,415
Average common shares outstanding – Diluted (1)	8,034	8,682	8,702	9,056	9,415

Cash dividends declared per common share	$-	$-	$2.00	$-	$-

(1)	Diluted income per share for 2014, 2013, and 2012 assumes the exercise of stock options to purchase an aggregate of 71,990, 92,496, and 2,776 shares of common stock, respectively.

	At December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Total assets	$324,605	$329,302	$317,669	$279,093	$264,340
Long-term debt, excluding current portion	52,293	70,366	78,583	44,135	17,201
Stockholders' equity	99,985	115,946	122,195	137,477	147,948

	Year Ended December 31,
	2014		2013		2012		2011		2010
Operating Data:
Operating ratio (1)	92.7%		96.3%		99.0%		101.9%		100.1%
Average number of truckloads per week	5,674		6,120		5,704		5,586		6,054
Average miles per trip	729		675		693		687		625
Total miles traveled (in thousands)	209,990		209,837		200,765		195,081		192,139
Average miles per truck	117,868		116,256		114,071		110,215		110,236
Average revenue, before fuel surcharge per truck per day	$700		$683		$666		$632		$639
Average revenue, before fuel surcharge per loaded mile	$1.50		$1.49		$1.49		$1.49		$1.35
Empty mile factor	6.8%		7.3%		8.7%		8.3%		6.3%

At end of period:
Total company-owned/leased trucks	1,761	(2)	1,837	(3)	1,800	(4)	1,770	(5)	1,768	(6)
Average age of company-owned trucks (in years)	1.58		1.52		1.63		2.62		3.24
Total company-owned/leased trailers	4,919	(7)	5,170	(8)	4,943	(9)	4,696	(10)	4,632	(11)
Average age of company-owned trailers (in years)	5.19		6.34		6.99		7.09		6.21
Number of employees	2,911		3,022		3,031		2,764		2,658

__________

(1) Total operating expenses, net of fuel surcharge as a percentage of operating revenues, before fuel surcharge;

(2) Includes 325 owner operator trucks; (3) Includes 357 owner operator trucks; (4) Includes 220 owner operator trucks;

(5) Includes 79 owner operator trucks; (6) Includes 28 owner operator trucks; (7) Includes 141 leased trailers;

(8) Includes 91 leased trailers; (9) Includes 36 leased trailers; (10) Includes 53 leased trailers; (11) Includes 50 leased trailers.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 92.5%, 92.6% and 91.8% of total revenues, excluding fuel surcharges for the twelve months ended December 31, 2014, 2013 and 2012, respectively.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge (and operating supplies and expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During 2014, 2013 and 2012, approximately $94.4 million, $89.7 million and $82.9 million, respectively, of the Company's total revenue was generated from fuel surcharges. We also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Results of Operations - Truckload Services

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Operating supplies and expenses are shown net of fuel surcharges.

	Years Ended December 31,
	2014	2013	2012
Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefit	36.8	36.7	39.7
Operating supplies and expenses, net of fuel surcharge	11.1	16.4	26.5
Rent and purchased transportation	23.5	21.9	11.3
Depreciation	12.4	13.5	14.0
Insurance and claims	6.9	5.0	5.0
Other	3.3	3.1	2.7
Gain on sale or disposal of property	(1.6)	(0.3)	0.0
Total operating expenses	92.4	96.3	99.2
Operating income	7.6	3.7	0.8
Non-operating income	0.7	0.5	1.2
Interest expense	(1.0)	(1.1)	(0.9)
Income before income taxes	7.3%	3.1%	1.1%

2014 Compared to 2013

For the year ended December 31, 2014, truckload services revenue, before fuel surcharges, increased 0.9% to $292.7 million as compared to $290.1 million for the year ended December 31, 2013. The increase is related primarily to an increase in equipment utilization, an increase in the average rate charged to customers and a reduction in uncompensated miles. Although the average number of trucks declined from 1,804 during 2013 to 1,781 during 2014, the number of miles traveled increased from 209.8 million miles during 2013 to 210.0 million miles during 2014 as a result of an increase in the average number of miles traveled each work day from 458 miles per truck during 2013 to 464 miles per truck during 2014. The average rate charged per total mile during 2014 increased $0.01 as compared to the average rate charged during 2013. The average percentage of uncompensated miles declined from 7.3% of total miles for 2013 to 6.8% of total miles during 2014.

Salaries, wages and benefits increased from 36.7% of revenues, before fuel surcharges, during 2013 to 36.8% of revenues, before fuel surcharges, during 2014. The increase related primarily to an increase in non-driver wages paid during 2014 as compared to non-driver wages paid during 2013. The number of non-driver employees increased from an average of 530 during 2013 to an average of 580 during 2014 as a result of increasing our operations staff to provide increased service to our drivers and maintenance staff in order to more efficiently maintain our equipment and manage maintenance costs. Partially offsetting the increase was a decrease in costs associated with workers’ compensation benefits during 2014 as compared to 2013.

Operating supplies and expenses decreased from 16.4% of revenues, before fuel surcharges, during 2013 to 11.1% of revenues, before fuel surcharges, during 2014. The decrease relates primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel and to an increase in the average miles-per-gallon (“mpg”) experienced during 2014 as compared to 2013. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased as a result of more favorable fuel surcharge arrangements made with customers and to an increase in the number of owner operators in our fleet. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner operators for their services is reported along with their base rate of pay in the Rent and purchased transportation category. These categorizations have the effect of reducing our net operating supplies and expenses while increasing the Rent and purchased transportation category, as discussed below. The average mpg experienced increased during 2014 as compared to the mpg experienced during 2013 as a result of replacing older trucks with newer trucks, which are more fuel efficient. The decrease also relates to a decrease in amounts paid for equipment maintenance costs during 2014 as compared to amounts paid during 2013 as a result of replacing older equipment with new equipment. Partially offsetting this decrease is an increase in amounts paid for driver recruiting and driver training schools during 2014 as compared to amounts paid during 2013. The increase in driver recruiting and training costs are a result of heightened competition for qualified drivers as industry demand has increased and increased regulations have forced some drivers to exit the profession.

Rent and purchased transportation increased from 21.9% of revenues, before fuel surcharges, during 2013 to 23.5% of revenues, before fuel surcharges, during 2014. This increase relates primarily to lease payments associated with the lease of 421 trucks, as discussed below. This increase was partially offset by a decrease in driver lease expense as a result of fewer miles being driven by owner operators during 2014 as compared to 2013.

Depreciation decreased from 13.5% of revenues, before fuel surcharges, during 2013 to 12.4% of revenues, before fuel surcharges, during 2014. The decrease relates primarily to a decrease in the average number of company-owned trucks as a result of a leasing arrangement entered into during the first quarter of 2014 for the lease of 147 trucks, including 97 company-owned trucks which were sold to a third party and then leased back to the Company. During the remainder of 2014, the Company entered into lease agreements for the lease of an additional 274 trucks and as of December 31, 2014, the Company’s fleet consists of 421 leased trucks. The lease payments associated with these leases are reported in the Rents and purchased transportation category.

Insurance and claims increased from 5.0% of revenues, before fuel surcharges, during 2013 to 6.9% of revenues, before fuel surcharges, during 2014. This increase relates primarily to an estimated amount reserved during 2014 for the anticipated settlement of a lawsuit, which claims that the Company was in violation of minimum wage laws with regard to certain activities performed by employee driver as mentioned in the section “Legal Proceedings” in Item 3 of this Report, as well as an increase in amounts expensed for litigation costs associated with other claims. The increase also relates to increases in the amount paid for physical damage insurance premiums during 2014 as compared to 2013 due to an increase in the value of the equipment covered as a result of replacing older equipment with new equipment and to obtaining physical damage coverage on our trailers effective during the fourth quarter of 2013.

Other expenses increased from 3.1% of revenues, before fuel surcharges, during 2013 to 3.3% of revenues, before fuel surcharges, during 2014. The increase relates primarily to an increase in amounts expensed for legal fees.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved to 92.4% for 2014 from 96.3% for 2013.

Non-operating income increased from 0.5% of revenues, before fuel surcharges, during 2013 to 0.7% of revenues, before fuel surcharges, during 2014. The components of this category consist primarily of dividends earned and gains or losses on the Company’s investments in marketable equity securities. The increase relates primarily to an increase in the amount of gains recognized during 2014 as compared to 2013 on the Company’s investments in marketable equity securities.

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

Operating supplies and expenses decreased from 26.5% of revenues, before fuel surcharges, during 2012, to 16.4% of revenues, before fuel surcharges, during 2013. The decrease related primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel and to an increase in the average miles-per-gallon (“mpg”) experienced during 2013 as compared to 2012. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased as a result of more favorable fuel surcharge arrangements made with customers and to an increase in the number of owner operators in our fleet. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner operators for their services is reported along with their base rate of pay in the Rent and purchased transportation category. These categorizations have the effect of reducing our net operating supplies and expenses while increasing the Rent and purchased transportation category, as discussed above. The average mpg experienced increased during 2013 as compared to the mpg experienced during 2012 as a result of replacing older trucks with newer trucks, which are more fuel efficient. The decrease was also related to a decrease in amounts paid for equipment maintenance costs during 2013 as compared to amounts paid during 2012 as a result of replacing older equipment with new equipment. Partially offsetting this decrease was an increase in amounts paid for driver training schools during 2013 as compared to amounts paid during 2012. The increase in driver training and recruiting costs are a result of heightened competition for qualified drivers as industry demand has increased and increased regulations have forced some drivers to exit the profession. In addition, the decrease related to a decrease in amounts paid for equipment registration fees from $5.0 million during 2012 to $4.9 million during 2013.

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

Depreciation decreased from 14.0% of revenues, before fuel surcharges, during 2012 to 13.5% of revenues, before fuel surcharges, during 2013. The percentage-based decrease related primarily to the interaction of the fixed-cost characteristic of depreciation expense with an increase in revenues for the periods compared.

Other expenses increased from 2.7% of revenues, before fuel surcharges, during 2012 to 3.1% of revenues, before fuel surcharges, during 2013. The increase related primarily to an increase in amounts expensed for uncollectible revenue, professional services, and for other supplies and expenses.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved to 96.3% for 2013 from 99.2% for 2012.

Non-operating income decreased from 1.2% of revenues, before fuel surcharges, during 2012, to 0.5% of revenues, before fuel surcharges, during 2013. The components of this category consist primarily of dividends earned and gains or losses on the Company’s investments in marketable equity securities. The decrease related primarily to a decrease in the amount of gains recognized between the periods on the Company’s investments in marketable equity securities.

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

	Years Ended December 31,
	2014	2013	2012
Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	2.7	2.6	1.8
Operating supplies and expenses	0.0	0.0	0.0
Rent and purchased transportation	93.0	94.3	95.2
Depreciation	0.0	0.0	0.0
Insurance and claims	0.4	0.0	0.0
Other	0.4	0.4	0.3
Gain on sale or disposal of property	0.0	0.0	0.0
Total operating expenses	96.5	97.3	97.3
Operating income	3.5	2.7	2.7
Non-operating income	0.1	0.1	0.2
Interest expense	(0.2)	(0.3)	(0.2)
Income before income taxes	3.4%	2.5%	2.7%

2014 Compared to 2013

For the year ended December 31, 2014, logistics and brokerage services revenues, before fuel surcharges, increased 3.6% to $23.9 million as compared to $23.0 million for the year ended December 31, 2013. The increase was primarily the result of an increase in the brokered load rates during 2014 as compared to 2013.

Rent and purchased transportation decreased from 94.3% of revenues, before fuel surcharges, in 2013 to 93.0% of revenues, before fuel surcharges, in 2014. The decrease relates to a decrease in amounts charged by third party logistics and brokerage service providers.

Insurance and claims increased to 0.4% of revenues, before fuel surcharges, in 2014 compared to 2013. This increase relates primarily to an estimated amount reserved during 2014 for the anticipated settlement of a lawsuit, which claims that the Company was in violation of minimum wage laws with regard to certain activities performed by employee drivers as mentioned in the section “Legal Proceedings” in Item 3 of this Report, as well as an increase in amounts expensed for litigation costs associated with other claims.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved to 96.5% for 2014 from 97.3% for 2013.

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

Rent and purchased transportation decreased from 95.2% of revenues, before fuel surcharges, in 2012 to 94.3% of revenues, before fuel surcharges, in 2013. The decrease related to a decrease in amounts charged by third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, remained unchanged at 97.3% for 2013 and 2012.

Results of Operations - Combined Services

2014 Compared to 2013

Income tax expense was approximately $8.7 million in 2014 resulting in an effective rate of 39.3%, as compared to an income tax expense of approximately $3.8 million in 2013 resulting in an effective rate of 38.8%. The effective tax rate differs from the statutory rate primarily due to the existence of partially non-deductible meal and incidental expense per-diem payments to company drivers. Per-diem payments may cause a significant difference in the Company’s effective tax rate from period-to-period as the proportion of non-deductible expenses to pre-tax net income increases or decreases.

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of Accounting Standards Codification (“ASC”) 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2014, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of December 31, 2014, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During 2014 and 2013, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2011 and forward remain open to examination in those jurisdictions.

The combined net income for all divisions was $13.5 million, or 4.3% of revenues, before fuel surcharge, for 2014 as compared to the combined net income for all divisions of $5.9 million or 1.9% of revenues, before fuel surcharge, for 2013. The increase in net income resulted in an increase in diluted earnings per share to $1.68 for 2014 from a diluted earnings per share of $0.68 for 2013.

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

Quarterly Results of Operations

The following table presents selected consolidated financial information for each of our last eight fiscal quarters through December 31, 2014. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the quarterly information.

	Quarter Ended
	Mar. 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014	Mar. 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013
	(unaudited)
	(in thousands, except earnings per share data)
Operating revenues	$97,820	$104,343	$107,059	$101,715	$99,982	$104,408	$101,878	$96,545
Total operating expenses	94,975	95,754	98,609	98,589	100,234	99,402	97,194	94,477
Operating income (loss)	2,845	8,589	8,450	3,126	(252)	5,006	4,684	2,068
Net income (loss)	1,357	4,945	5,057	2,132	(456)	2,682	2,393	1,296
Income (loss) per common share:
Basic	$0.17	$0.62	$0.63	$0.27	$(0.05)	$0.31	$0.28	$0.15
Diluted	$0.17	$0.62	$0.63	$0.27	$(0.05)	$0.31	$0.28	$0.15

Liquidity and Capital Resources

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our lines of credit, installment notes, and investment margin account.

During 2014, we generated $55.3 million in cash from operating activities compared to $43.2 million and $33.6 million in 2013 and 2012, respectively. Investing activities used less than $0.1 million in cash during 2014 compared to $44.3 million and $72.6 million in 2013 and 2012, respectively. The cash used for investing activities in all three years related primarily to the purchase of revenue equipment such as trucks and trailers or related equipment such as auxiliary power units. Financing activities used $28.7 million in cash during 2014 compared to $1.8 million in cash provided during 2013 and $39.3 million in cash provided during 2012. See the Consolidated Statements of Cash Flows in Item 8 of this Report.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing lines of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations, to finance capital expenditures and repay long-term debt. During 2014 and 2013, we utilized cash on hand, installment notes, and our lines of credit to finance revenue equipment purchases of approximately $26.7 million and $70.2 million, respectively.

Occasionally we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 60 months. At December 31, 2014, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $95.2 million. These installment notes are payable in monthly installments, ranging from 36 monthly installments to 60 monthly installments, at a weighted average interest rate of 2.66%. At December 31, 2013, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $110.5 million. These installment notes were payable in 36 monthly installments at a weighted average interest rate of 2.91%.

In order to maintain our truck and trailer fleet count it is often necessary to purchase replacement units and place them in service before trade units are removed from service. The timing of this process often requires the Company to pay for new units without any reduction in price for trade units. In this situation, the Company later receives payment for the trade units as they are delivered to the equipment vendor and have passed vendor inspection. During the twelve months ended December 31, 2014 and 2013, the Company received approximately $15.3 million and $16.3 million, respectively, for units delivered for trade.

During 2014, the Company negotiated an increase in its revolving line of credit from $35.0 million to $40.0 million. Amounts outstanding under the line bear interest at LIBOR (determined as of the first day of each month) plus 1.50% (1.65% at December 31, 2014), are secured by our trade accounts receivable and mature on July 1, 2016. At December 31, 2014, outstanding advances on the line were approximately $1.1 million, which consisted entirely of letters of credit totaling $1.1 million, with availability to borrow $38.9 million.

Cash and cash equivalents increased from $1.2 million at December 31, 2013 to $27.6 million at December 31, 2014. The increase relates primarily to cash generated from operating activities and to the sale of trucks which were replaced with leased trucks that did not require an immediate cash purchase outflow.

Trade accounts receivable decreased from $58.5 million at December 31, 2013 to $53.0 million at December 31, 2014. The decrease relates primarily to amounts collected in excess of freight revenue and fuel surcharge revenue generated, which flows through the accounts receivable account, during 2014 as compared to amounts collected during 2013, which lagged amounts generated for freight revenue and fuel surcharge revenue.

Accounts receivable-other increased from $3.7 million at December 31, 2013 to $11.5 million at December 31, 2014. The increase relates primarily to an increase in amounts held with the Company’s third-party qualified intermediary. The Company contracts with a third-party qualified intermediary in order to accomplish tax-deferred, like-kind exchanges related to its revenue equipment. Under the program, dispositions of eligible trucks or trailers and acquisitions of replacement trucks or trailers are made in a form whereby any associated tax gains related to the disposal are deferred. To qualify for like-kind exchange treatment, we exchange, through our qualified intermediary, eligible trucks or trailers being disposed with trucks or trailers being acquired. Amounts held by the Company’s third-party qualified intermediary are dependent on the timing and extent of the Company’s revenue equipment sales and/or purchase activities which can fluctuate significantly from period-to-period.

Prepaid expenses and deposits increased from $6.6 million at December 31, 2013 to $10.1 million at December 31, 2014. The increase relates to the payment of truck and trailer registration fees of $2.2 million and approximately $1.3 million of insurance premiums which were paid in advance in December 2014. These prepayments will be amortized over 2015. There were no corresponding payments made during December of 2013.

Marketable equity securities at December 31, 2014 increased approximately $3.9 million as compared to December 31, 2013. The increase was primarily related to purchases of new securities of approximately $4.3 million and changes in market value of approximately $0.4 million offset by the cost of securities sold of approximately $0.8 million. At December 31, 2014, the remaining marketable equity securities have a combined cost basis of approximately $14.4 million and a combined fair market value of approximately $24.9 million. The Company has developed a strategy to invest in securities from which it expects to receive dividends that qualify for favorable tax treatment, as well as appreciate in value. The Company anticipates that increases in the market value of the investments combined with dividend payments will exceed interest rates paid on borrowings for the same period. During 2014, the Company had net unrealized pre-tax gains of approximately $0.4 million and received dividends of approximately $0.8 million. The holding term of these securities depends largely on the general economic environment, the equity markets, borrowing rates and the Company's cash requirements.

Revenue equipment, at December 31, 2014, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units and auxiliary power units, decreased approximately $42.8 million as compared to December 31, 2013. The decrease relates primarily to a decrease in the number of company-owned trucks due to the replacement of 421 company-owned trucks during 2014 with leased trucks.

Accounts payable at December 31, 2014 increased approximately $13.7 million as compared to December 31, 2013. The increase was primarily related to an increase in the amount accrued for purchases of treasury stock through Dutch Auctions. At December 31, 2014, the Company accrued approximately $28.7 million, including fees and commissions, for the repurchase of shares through the 2014 tender offer compared to approximately $13.9 million, including fees and commissions, for the repurchase of shares through the 2013 tender offer at December 31 2013. The increase was also related to an increase in amounts accrued for third party brokerage companies of approximately $1.4 million at December 31, 2014 as compared to December 31, 2013. These increases were partially offset by a decrease in bank drafts outstanding in excess of the bank balance of approximately $3.2 million at December 31, 2014 as compared to December 31, 2013.

Accrued expenses and other liabilities at December 31, 2014 increased approximately $5.0 million as compared to December 31, 2013. The increase is primarily related to a $4.1 million accrual for the anticipated settlement, including settlement costs, of a lawsuit which claims that the Company was in violation of minimum wage laws with regard to certain activities performed by employee drivers. The increase was also related to a $1.7 million increase in margin account borrowings which are secured by the Company’s investments in marketable equity securities. The Company periodically uses this margin account for the purchase of marketable equity securities and as a source of short-term liquidity. This increase was partially offset by a decrease of $0.8 million in workers’ compensation claims.

Current maturities of long term-debt and long-term debt fluctuations are reviewed on an aggregate basis as the classification of amounts in each category are typically affected merely by the passage of time. Current maturities of long-term debt and long-term debt, on an aggregate basis at December 31, 2014, decreased approximately $15.3 million as compared to December 31, 2013. The decrease was related to additional borrowings received during 2014 net of the principal portion of scheduled installment note payments made during 2014.

For 2015, we expect to purchase 450 new trucks and 1,400 new trailers while continuing to sell or trade equipment that has reached the end of its cycle, which we expect to result in net capital expenditures of approximately $64.5 million. We also expect to continue to replace approximately 300 Company-owned trucks with leased trucks during 2015. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our anticipated future cash flows and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Contractual Obligations and Commercial Commitments

The following table sets forth the Company's contractual obligations and commercial commitments as of December 31, 2014:

	Payments due by period
	(in thousands)
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 Years

Long-term debt (1)	$110,848	$45,468	$49,768	$15,612	$-
Operating leases (2)	23,254	8,844	14,153	257	-
Total	$134,102	$54,312	$63,921	$15,869	$-

(1)	Including interest.
(2)	Represents equipment, building, facilities, and drop yard operating leases.

Off-Balance Sheet Arrangements

During 2014, the Company entered into operating leases for the lease of 421 trucks. These leases do not require any residual value guarantees; however, the trucks must meet certain normal wear and tear conditions at the end of the lease term upon return to the lessor.

The trucks held under operating leases are not carried on our balance sheet and the respective lease payments are reflected in our consolidated statement of operations as a component of the caption “Rents and purchased transportation”. Rent expense related to the trucks under the operating lease agreements totaled approximately $4.4 million for the year ended December 31, 2014.

Insurance

With respect to physical damage for trucks and trailers, cargo loss, and auto liability, the Company maintains insurance coverage to protect it from certain business risks. These policies are with various carriers and have per occurrence deductibles of $7,500, $2,500, $10,000, and $2,500 respectively. The Company maintains workers’ compensation coverage in Arkansas, Ohio, Oklahoma, Mississippi, and Florida with a $500,000 self-insured retention and a $500,000 per occurrence excess policy. The Company has elected to opt out of workers' compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has reserved for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers’ compensation claims. Letters of credit aggregating approximately $1.1 million and certificates of deposit totaling $300,000 are held by banks as security for workers’ compensation claims. The Company self insures for employee health claims with a stop loss of $325,000 per covered employee per year and estimates its liability for claims incurred but not reported.

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

Accounts receivable and allowance for doubtful accounts. Accounts receivable are presented in the Company’s consolidated financial statements net of an allowance for estimated uncollectible amounts. Management estimates this allowance based upon an evaluation of the aging of our customer receivables and historical write-offs, as well as other trends and factors surrounding the credit risk of specific customers. The Company continually updates the history it uses to make these estimates so as to reflect the most recent trends, factors and other information available. In order to gather information regarding these trends and factors, the Company also performs ongoing credit evaluations of its customers. Customer receivables are considered to be past due when payment has not been received by the invoice due date. Write-offs occur when we determine an account to be uncollectible and could differ from the allowance estimate as a result of a number of factors, including unanticipated changes in the overall economic environment or factors and risks surrounding a particular customer. Management believes its methodology for estimating the allowance for doubtful accounts to be reliable; however, additional allowances may be required if the financial condition of our customers were to deteriorate and could have a material effect on the Company’s consolidated financial statements.

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

Significantly all of the Company’s cash flows from operations are generated by trucks and trailers, and as such, the cost of other long-lived assets are funded by those operations. Therefore, management tests for the recoverability of all of the Company’s long-lived assets as a single group at the entity level and examines the forecasted future cash flows generated by trucks and trailers, including their eventual disposition, to determine if those cash flows exceed the carrying value of the long-lived assets. Forecasted cash flows are estimated using assumptions about future operations. To the extent that facts and circumstances change in the future, our estimates of future cash flows may also change either positively or negatively. In light of the increase in the Company’s market capitalization during 2014 and net operating profits of the Company for the years ended December 31, 2014 and 2013, no impairment indicators existed which required management to test the Company’s long-lived assets for recoverability as of December 31, 2014. As such, no impairment losses were recorded during 2014.

Claims accruals. The Company is self-insured for health and workers' compensation benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred, but not reported (IBNR) claims. IBNR claims are estimated using historical lag information and other data either provided by outside claims administrators or developed internally. Actual claims payments may differ from management’s estimates as a result of a number of factors, including evaluation of severity, increases in legal or medical costs, and other case-specific factors. The actual claims payments are charged against the Company’s recorded accrued claims liabilities and have been reasonable with respect to the estimates of the liabilities made under the Company’s methodology. However, the estimation process is generally subjective, and to the extent that future actual results materially differ from original estimates made by management, adjustments to recorded accruals may be necessary which could have a material effect on the Company’s consolidated financial statements. Based upon our 2014 health and workers' compensation expenses, a 10% increase in both claims incurred and IBNR claims, would increase our annual health and workers' compensation expenses by $0.8 million.

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. Significant management judgment is required as it relates to future taxable income, future capital gains, tax settlements, valuation allowances, and the Company’s ability to utilize tax loss and credit carryforwards. As of December 31, 2014, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

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

Equity Price Risk

We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities increased to $24.9 million at December 31, 2014 from $21.0 million at December 31, 2013. The increase includes additional purchases of $4.3 million, and an increase in fair market value, net of write-downs, of approximately $0.4 million during 2014. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $2.5 million. For additional information with respect to the marketable equity securities, see Note 3 to our consolidated financial statements.

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

Commodity Price Risk

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our 2014 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by approximately $8.9 million.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk related to the activities of our branch office located in Mexico. Currently, we do not hedge our exchange rate exposure through any currency forward contracts, currency options, or currency swaps as all of our revenues, and substantially all of our expenses and capital expenditures, are transacted in U.S. dollars. However, certain operating expenditures and capital purchases related to our Mexico branch office are incurred within or exposed to fluctuations in the exchange rate between the U.S. Dollar and the Mexican peso. Based on 2014 expenditures denominated in pesos, a 10% increase in the exchange rate would increase our annual operating expenses by approximately $71,000.

Item 8. Financial Statements and Supplementary Data.

The following statements are filed with this report:

Report of Independent Registered Public Accounting Firm – Grant Thornton LLP

Consolidated Balance Sheets - December 31, 2014 and 2013

Consolidated Statements of Operations - Years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income - Years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows - Years ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

P.A.M. Transportation Services, Inc.

We have audited the accompanying consolidated balance sheets of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P.A.M. Transportation Services, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

March 16, 2015

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

(in thousands, except share and per share data)

	2014	2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$27,649	$1,172
Accounts receivable—net:
Trade, less allowance of $1,611 and $1,477, respectively	52,983	58,484
Other	11,469	3,660
Inventories	1,306	1,498
Prepaid expenses and deposits	10,110	6,621
Marketable equity securities	24,895	20,975
Income taxes refundable	507	230

Total current assets	128,919	92,640

PROPERTY AND EQUIPMENT:
Land	4,924	4,924
Structures and improvements	16,165	16,001
Revenue equipment	279,079	321,862
Office furniture and equipment	9,257	7,684

Total property and equipment	309,425	350,471

Accumulated depreciation	(116,178)	(116,246)

Net property and equipment	193,247	234,225

OTHER ASSETS	2,439	2,437

TOTAL ASSETS	$324,605	$329,302

(Continued)

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

(in thousands, except share and per share data)

	2014	2013
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$41,695	$27,970
Accrued expenses and other liabilities	27,517	22,502
Current maturities of long-term debt	42,908	40,103
Deferred income taxes—current	2,951	2,651

Total current liabilities	115,071	93,226

Long-term debt—less current portion	52,293	70,366
Deferred income taxes—less current portion	57,125	49,764
Other long-term liabilities	131	-

Total liabilities	224,620	213,356

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,474,096 and 11,391,464 shares issued; 7,423,115 and 7,983,539 shares outstanding at December 31, 2014 and December 31, 2013, respectively	115	114
Additional paid-in capital	79,926	78,811
Accumulated other comprehensive income	6,402	6,160
Treasury stock, at cost; 4,050,981 and 3,407,925 shares at December 31, 2014 and December 31, 2013, respectively	(82,501)	(51,691)
Retained earnings	96,043	82,552

Total stockholders’ equity	99,985	115,946

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$324,605	$329,302

(Concluded)

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(in thousands, except per share data)

	2014	2013	2012
OPERATING REVENUES:
Revenue, before fuel surcharge	$316,584	$313,117	$297,698
Fuel surcharge	94,353	89,696	82,935

Total operating revenues	410,937	402,813	380,633

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	108,371	107,037	108,866
Operating supplies and expenses	126,875	137,268	155,392
Rents and purchased transportation	90,831	85,226	54,011
Depreciation	36,296	39,088	38,298
Insurance and claims	20,274	14,586	13,744
Other	9,871	8,956	7,585
Gain on disposition of equipment	(4,591)	(854)	(166)

Total operating expenses and costs	387,927	391,307	377,730

OPERATING INCOME	23,010	11,506	2,903

NON-OPERATING INCOME	2,099	1,540	3,288
INTEREST EXPENSE	(2,897)	(3,375)	(2,596)

INCOME BEFORE INCOME TAXES	22,212	9,671	3,595

FEDERAL & STATE INCOME TAX EXPENSE:
Current	1,209	159	51
Deferred	7,512	3,597	1,365

Total federal & state income tax expense	8,721	3,756	1,416

NET INCOME	$13,491	$5,915	$2,179

EARNINGS PER COMMON SHARE:
Basic	$1.69	$0.68	$0.25
Diluted	$1.68	$0.68	$0.25

AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,990	8,662	8,700
Diluted	8,034	8,682	8,702

DIVIDENDS DECLARED PER COMMON SHARE	$-	$-	$2.00

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(in thousands)

	2014	2013	2012

NET INCOME	$13,491	$5,915	$2,179

Other comprehensive income (loss), net of tax:

Reclassification adjustment for realized gains on marketable securities included in net income (1)	(630)	(215)	(1,009)

Reclassification adjustment for unrealized losses on marketable securities included in net income (2)	1	18	44

Changes in fair value of marketable securities (3)	871	2,122	495

COMPREHENSIVE INCOME	$13,733	$7,840	$1,709

_______________

(1) Net of deferred income taxes of $(385), $(131) and $(618), respectively.

(2) Net of deferred income taxes of $0, $11 and $27, respectively.

(3) Net of deferred income taxes of $533, $1,298 and $304, respectively.

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(in thousands, except per share data)
	Common Stock Shares / Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

BALANCE— January 1, 2012	8,696	$114	$78,036	$4,705	$(37,239)	$91,861	$137,477

Net loss						2,179	2,179
Other comprehensive income, net of tax of $(287)				(470)			(470)
Exercise of stock options-shares issued including tax benefits	6		60				60
Dividends on common stock, $2 per share						(17,403)	(17,403)
Share-based compensation			352				352

BALANCE— December 31, 2012	8,702	114	78,448	4,235	(37,239)	76,637	122,195

Net income						5,915	5,915
Other comprehensive income, net of tax of $ 1,178				1,925			1,925
Exercise of stock options-shares issued including tax benefits	7		46				46
Treasury stock repurchases	(725)				(14,452)		(14,452)
Share-based compensation			317				317

BALANCE— December 31, 2013	7,984	114	78,811	6,160	(51,691)	82,552	115,946

Net income						13,491	13,491
Other comprehensive income, net of tax of $ 149				242			242
Exercise of stock options-shares issued including tax benefits	77	1	845				846
Restricted stock issued	5
Treasury stock repurchases	(643)				(30,810)		(30,810)
Share-based compensation			270				270

BALANCE— December 31, 2014	7,423	$115	$79,926	$6,402	$(82,501)	$96,043	$99,985

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(in thousands)
	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$13,491	$5,915	$2,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,296	39,088	38,298
Bad debt expense	456	424	191
Stock compensation—net of excess tax benefits	270	317	346
Sale leaseback deferred gain amortization	(205)	-	-
Provision for deferred income taxes	7,512	3,597	1,365
Reclassification of other than temporary impairment in marketable equity securities	1	29	70
Recognized gain on marketable equity securities	(1,040)	(601)	(2,362)
Gain on sale or disposal of equipment	(4,591)	(854)	(166)
Changes in operating assets and liabilities:
Accounts receivable	5,109	(8,873)	(3,313)
Prepaid expenses, deposits, inventories, and other assets	(3,299)	4,918	(426)
Income taxes refundable	(277)	124	(115)
Trade accounts payable	(1,555)	(2,802)	(3,369)
Accrued expenses and other liabilities	3,085	1,888	927
Net cash provided by operating activities	55,253	43,170	33,625

INVESTING ACTIVITIES:
Purchases of property and equipment	(28,588)	(71,520)	(98,046)
Proceeds from disposition of equipment	38,902	27,304	21,190
Changes in restricted cash	(7,873)	(120)	(215)
Sales of marketable equity securities	1,720	857	4,554
Purchases of marketable equity securities, net of return of capital	(4,210)	(838)	(77)
Net cash used in investing activities	(49)	(44,317)	(72,594)

FINANCING ACTIVITIES:
Borrowings under line of credit	469,918	422,324	445,224
Repayments under line of credit	(469,918)	(427,741)	(449,135)
Borrowings of long-term debt	42,979	41,593	72,991
Repayments of long-term debt	(58,247)	(33,208)	(23,152)
Borrowings under margin account	4,351	999	15,948
Repayments under margin account	(2,645)	(1,693)	(5,237)
Repurchases of common stock	(16,011)	(508)	-
Stock compensation excess tax benefits	-	-	6
Dividends paid	-	-	(17,403)
Exercise of stock options	846	46	54
Net cash (used in) provided by financing activities	(28,727)	1,812	39,296

NET INCREASE IN CASH AND CASH EQUIVALENTS	26,477	665	327

CASH AND CASH EQUIVALENTS—Beginning of year	1,172	507	180
CASH AND CASH EQUIVALENTS—End of year	$27,649	$1,172	$507

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid during the period for:
Interest	$2,946	$3,417	$2,558
Income taxes	$1,486	$77	$174

NONCASH INVESTING AND FINANCING ACTIVITIES—
Purchases of revenue equipment included in accounts payable	$1,079	$598	$2,794
Purchases of common stock included in accrued expenses and other liabilities	$28,743	$13,944	$-

See notes to consolidated financial statements.

P.A.M. TransportATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

1.	ACCOUNTING POLICIES

Description of Business and Principles of Consolidation–P.A.M. Transportation Services, Inc. (the “Company”), through its subsidiaries, operates as a truckload transportation and logistics company.

The consolidated financial statements include the accounts of the Company and its wholly owned operating subsidiaries: P.A.M. Transport, Inc., P.A.M. Cartage Carriers, LLC, Overdrive Leasing, LLC, Choctaw Express, LLC, Decker Transport Co., LLC, T.T.X., LLC, Transcend Logistics, Inc., and East Coast Transport and Logistics, LLC. The following subsidiaries were inactive during all periods presented: P.A.M. International, Inc., P.A.M. Logistics Services, Inc., Choctaw Brokerage, Inc., and S & L Logistics, Inc.

Use of Estimates–The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. The Company periodically reviews these estimates and assumptions. The Company's estimates were based on its historical experience and various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents–The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At times cash held at banks may exceed FDIC insured limits.

Accounts Receivable and Allowance for Doubtful Accounts–Accounts receivable are presented in the Company’s consolidated financial statements net of an allowance for estimated uncollectible amounts. Management estimates this allowance based upon an evaluation of the aging of our customer receivables and historical write-offs, as well as other trends and factors surrounding the credit risk of specific customers. The Company continually updates the history it uses to make these estimates so as to reflect the most recent trends, factors and other information available. In order to gather information regarding these trends and factors, the Company also performs ongoing credit evaluations of its customers. Customer receivables are considered to be past due when payment has not been received by the invoice due date. Write-offs occur when management determines an account to be uncollectible and could differ from the allowance estimate as a result of a number of factors, including unanticipated changes in the overall economic environment or factors and risks surrounding a particular customer. Management believes its methodology for estimating the allowance for doubtful accounts to be reliable however, additional allowances may be required if the financial condition of our customers were to deteriorate, and could have a material effect on the Company’s consolidated financial statements in future periods.

Bank Overdrafts–The Company classifies bank overdrafts in current liabilities as an accounts payable and does not offset other positive bank account balances located at the same or other financial institutions. Bank overdrafts generally represent checks written that have not yet cleared the Company’s bank accounts. The majority of the Company’s bank accounts are zero balance accounts that are funded at the time items clear against the account by drawings against a line of credit, therefore the outstanding checks represent bank overdrafts. Because the recipients of these checks have generally not yet received payment, the Company continues to classify bank overdrafts as accounts payable. Bank overdrafts are classified as changes in accounts payable in the cash flows from operating activities section of the Company’s Consolidated Statement of Cash Flows. There were no bank overdrafts as of December 31, 2014. Bank overdrafts as of December 31, 2013 were approximately $3,179,000.

Accounts Receivable Other–The components of accounts receivable other consist primarily of amounts representing company driver advances, owner-operator advances, equipment manufacturer warranties, and restricted cash. Advances receivable from company drivers as of December 31, 2014 and 2013, were approximately $486,000 and $707,000, respectively. Restricted cash consists of cash proceeds from the sale of trucks and trailers under our like-kind exchange (“LKE”) tax program. See Note 11, “Federal and State Income Taxes,” for a discussion of the Company’s LKE tax program. We classify restricted cash as a current asset within “Accounts receivable-other” as the exchange process must be completed within 180 days in order to qualify for income tax deferral treatment. The changes in restricted cash balances are reflected as an investing activity in our Consolidated Statements of Cash Flows as they relate to the sales and purchases of revenue equipment.

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

Impairment of Long-Lived Assets–The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the long-lived asset is not recoverable, and it exceeds its fair value. For long-lived assets classified as held and used, if the carrying value of the long-lived asset exceeds the sum of the future net undiscounted cash flows, it is not recoverable.

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

Asset Class	Estimated Asset Life (in years)

Service vehicles	3-5
Office furniture and equipment	3-7
Revenue equipment	3-12
Structure and improvements	5-40

The Company’s management periodically evaluates whether changes to estimated useful lives and/or salvage values are necessary to ensure its estimates accurately reflect the economic use of the assets. During 2014, management determined that an adjustment to the estimated useful lives or salvage values of trucks or trailers was not necessary based on such an evaluation.

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

Advertising Expense–Advertising costs are expensed as incurred and totaled approximately $683,000, $662,000 and $685,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Repairs and Maintenance–Repairs and maintenance costs are expensed as incurred.

Self-Insurance Liability–A liability is recognized for known health, workers’ compensation, cargo damage, property damage and auto liability damage claims. An estimate of the incurred but not reported claims for each type of liability is made based on historical claims made, estimated frequency of occurrence, and considering changing factors that contribute to the overall cost of insurance.

Income Taxes–The Company applies the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2014, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

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

Reporting Segments–The Company's operations are all in the motor carrier segment and are aggregated into a single reporting segment in accordance with the aggregation criteria under Generally Accepted Accounting Principles (“GAAP”). The Company provides truckload transportation services as well as brokerage and logistics services to customers throughout the United States and portions of Canada and Mexico. Truckload transportation services revenues, excluding fuel surcharges, represented 92.5%, 92.6% and 91.8% of total revenues, excluding fuel surcharges, for the twelve months ended December 31, 2014, 2013 and 2012, respectively. Remaining revenues, excluding fuel surcharges, for each respective year were generated by brokerage and logistics services.

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

Recent Accounting Pronouncements– In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08 (“ASU 2014-08”), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and is disposed of or classified as held for sale. The standard also introduces several new disclosures. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-08 is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. The adoption of this guidance had no impact on the Company’s financial condition, results of operations, or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, (“ASU 2014-09”), Revenue from Contracts with Customers. The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The adoption of this guidance is not expected to have a significant impact on the Company’s financial condition, results of operations, or cash flows.

In June 2014, the FASB issued ASU 2014-12, (“SSU 2014-12”), Stock Compensation - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this update require performance targets that could be achieved after the requisite service period be treated as performance conditions that affect the vesting of the award. ASU 2014-12 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial condition, results of operations, or cash flows.

2.	TRADE ACCOUNTS RECEIVABLE

The Company's receivables result primarily from the sale of transportation and logistics services. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Accounts receivable, which consist of both billed and unbilled receivables, are presented net of an allowance for doubtful accounts. Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectability. Accounts receivable balances consist of the following components as of December 31, 2014 and 2013:

	2014	2013
	(in thousands)

Billed	$49,302	$50,168
Unbilled	5,292	9,793
Allowance for doubtful accounts	(1,611)	(1,477)

Total accounts receivable—net	$52,983	$58,484

An analysis of changes in the allowance for doubtful accounts for the years ended December 31, 2014, 2013, and 2012 follows:

	2014	2013	2012
	(in thousands)

Balance—beginning of year	$1,477	$1,157	$2,074
Provision for bad debts	456	424	191
Charge-offs	(322)	(104)	(1,108)
Balance—end of year	$1,611	$1,477	$1,157

3.	MARKETABLE EQUITY SECURITIES

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

Marketable equity securities classified as available-for-sale are carried at fair value, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses, declines in value judged to be other-than-temporary on available-for-sale securities, and increases or decreases in value on trading securities, if any, are included in the determination of net income. A quarterly evaluation is performed in order to judge whether declines in value below cost should be considered temporary and when losses are deemed to be other-than-temporary. Several factors are considered in this evaluation process including the severity and duration of the decline in value, the financial condition and near-term outlook for the specific issuer and the Company’s ability to hold the securities.

For the years ended December 31, 2014, 2013 and 2012, the evaluation resulted in impairment charges of approximately $1,000, $29,000 and $70,000, respectively, being reported in the Company’s non-operating income in its statements of operations.

The following table sets forth cost, market value and unrealized gain on equity securities classified as available-for-sale and equity securities classified as trading as of December 31, 2014 and 2013.

	2014	2013
	(in thousands)
Available-for-sale securities
Fair market value	$24,592	$20,810
Cost	14,272	10,881
Unrealized gain	$10,320	$9,929

Trading securities
Fair market value	$303	$165
Cost	157	157
Unrealized gain	$146	$8

Total
Fair market value	$24,895	$20,975
Cost	14,429	11,038
Unrealized gain	$10,466	$9,937

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities that are classified as available-for-sale as of December 31, 2014 and 2013.

	2014	2013
	(in thousands)
Available-for-sale securities
Gross unrealized gains	$10,710	$9,946
Gross unrealized losses	390	17
Net unrealized gains	$10,320	$9,929

As of December 31, 2014 and 2013, the total net unrealized gains, net of deferred income taxes, in accumulated other comprehensive income was approximately $6,402,000 and $6,160,000, respectively.

For the years ended December 31, 2014 and 2013, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $237,000 and $1,897,000, net of deferred income taxes, respectively.

For the years ended December 31, 2014, 2013 and 2012, the Company recognized dividends of approximately $896,000, $781,000, and $838,000 in non-operating income in its statements of operations, respectively.

As of December 31, 2014, the Company's marketable securities that are classified as trading had gross recognized gains of approximately $146,000 and had no gross recognized losses. As of December 31, 2013, the Company's marketable securities that were classified as trading had gross recognized gains of approximately $8,000 and had no gross recognized losses.

The following table shows recognized gains (losses) in market value for securities classified as trading during 2014, 2013 and 2012.

	2014	2013	2012
	(in thousands)
Trading securities
Recognized gain (loss) at beginning of period	$8	$(26)	$(16)
Recognized gain (loss) at end of period	146	8	(26)

Change in net recognized gain (loss)	$138	$34	$(10)

During 2014 and 2013, there were no reclassifications of marketable securities between trading and available for sale.

The following table shows the Company’s realized gains during 2014, 2013 and 2012 on certain securities which were held as available-for-sale. The cost of securities sold is based on the specific identification method and interest and dividends on securities are included in non-operating income.

	2014	2013	2012
	(in thousands)
Realized gains
Sale proceeds	$1,720	$857	$4,554
Cost of securities sold	818	290	2,183

Realized gains	$902	$567	$2,371

Realized gains, net of taxes	$546	$346	$1,437

The following table shows the Company’s investments’ approximate gross unrealized losses and related fair value of securities in a loss position at December 31, 2014 and 2013. As of December 31, 2014 and 2013, there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	2014		2013
	(in thousands)
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses

Equity securities – Available for sale	$3,961	$390	$397	$17
Equity securities – Trading	-	-	-	-

Totals	$3,961	$390	$397	$17

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of December 31, 2014 and 2013, the Company had outstanding borrowings of $11,723,000 and $10,017,000 under its margin account, respectively. The weighted average interest rate on margin account borrowings was 0.76% as of December 31, 2014 and 2013.

4.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at December 31 are summarized as follows:

	2014	2013
	(in thousands)

Payroll	$1,954	$3,252
Accrued vacation	1,687	1,766
Taxes—other than income	2,309	2,232
Interest	61	110
Driver escrows	1,584	1,395
Margin account borrowings	11,723	10,017
Self-insurance claims	7,975	3,730
Deferred equipment gain – current portion	224	-

Total accrued expenses and other liabilities	$27,517	$22,502

5.	CLAIMS LIABILITIES

With respect to physical damage for trucks, trailers, cargo loss and auto liability, the Company maintains insurance coverage to protect it from certain business risks. These policies are with various carriers and have per occurrence deductibles of $7,500, $2,500, $10,000 and $2,500, respectively. Prior to October 1, 2013, the Company elected to self-insure for physical damage to trailers. Effective October 1, 2013, the Company began insuring trailers for physical damage with a $2,500 deductible per occurrence. The Company maintains workers’ compensation coverage in Arkansas, Ohio, Oklahoma, Mississippi, and Florida with a $500,000 self-insured retention and a $500,000 per occurrence excess policy. The Company has elected to opt out of workers' compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has accrued for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers’ compensation claims. Letters of credit aggregating approximately $1,101,000 and certificates of deposit totaling $300,000 are held by banks as security for workers’ compensation claims. The Company self-insures for employee health claims with a stop loss of $325,000 per covered employee per year and estimates its liability for claims outstanding and claims incurred but not reported.

6.	LONG-TERM DEBT

Long-term debt at December 31, consists of the following:

	2014	2013
	(in thousands)
Line of credit with a bank—due July 1, 2016, and collateralized by accounts receivable (1)	$-	$-
Equipment financing (2)	95,201	110,469
Total long-term debt	95,201	110,469
Less current maturities	(42,908)	(40,103)

Long-term debt—net of current maturities	$52,293	$70,366

(1)

Line of credit agreement with a bank provides for maximum borrowings of $40.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of LIBOR as of the first day of the month plus 1.50% (1.65% at December 31, 2014) and are secured by our trade accounts receivable. Monthly payments of interest are required under this agreement. Also, under the terms of the agreement the Company must have a debt to equity ratio of no more than 3.00:1. The Company was in compliance with all provisions under this agreement throughout 2014.

(2)

Equipment financings consist of installment obligations for revenue equipment purchases, payable in various monthly installments with various maturity dates through December 2019, at a weighted average interest rate of 2.66% as of December 31, 2014 and collateralized by revenue equipment.

The Company has provided letters of credit to third parties totaling approximately $1,101,000 at December 31, 2014. The letters are held by these third parties to assist such parties in collection of any amounts due by the Company should the Company default in its commitments to the parties.

Scheduled annual maturities on long-term debt outstanding at December 31, 2014, are:

(in thousands)

2015	$42,908
2016	26,779
2017	9,995
2018	9,363
2019	6,156

Total	$95,201

7.	CAPITAL STOCK

The Company's authorized capital stock consists of 40,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. At December 31, 2014, there were 11,474,096 shares of our common stock issued and 7,423,115 shares outstanding. At December 31, 2013, there were 11,391,464 shares of our common stock issued and 7,983,539 shares outstanding. No shares of our preferred stock were issued or outstanding at December 31, 2014 or 2013.

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

Preferred Stock

Preferred stock may be issued from time to time by our Board of Directors, without stockholder approval, in such series and with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or other provisions, as may be fixed by the Board of Directors in the resolution authorizing their issuance. The issuance of preferred stock by the Board of Directors could adversely affect the rights of holders of shares of common stock; for example, the issuance of preferred stock could result in a class of securities outstanding that would have certain preferences with respect to dividends and in liquidation over the common stock, and that could result in a dilution of the voting rights, net income per share and net book value of the common stock. As of December 31, 2014, we have no agreements or understandings for the issuance of any shares of preferred stock.

Treasury Stock

In November 2014, our Board of Directors authorized the repurchase of up to 640,000 shares of our common stock through a Dutch auction tender offer (the “2014 tender offer”). Subject to certain limitations and legal requirements, the Company could repurchase up to an additional 2% of its outstanding shares which totaled 160,000 shares. The 2014 tender offer began on the date of the announcement, December 2, 2014 and expired on December 30, 2014. Through this tender offer, the Company’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $46.00 to $50.00 per share. Upon expiration, 571,865 shares were tendered through this offer at a final purchase price of $50.00 per share for a total purchase price of approximately $28.7 million, including fees and commission and was settled on January 6, 2015. The Company accounted for the repurchase of these shares as treasury stock on the Company’s consolidated balance sheet as of December 31, 2014.

In November 2013, our Board of Directors authorized the repurchase of up to 600,000 shares of our common stock through a Dutch auction tender offer (the “2013 tender offer”). Subject to certain limitations and legal requirements, the Company could repurchase up to an additional 2% of its outstanding shares which totaled 173,000 shares. The 2013 tender offer began on the date of the announcement, December 2, 2013 and expired on December 30, 2013. Through this tender offer, the Company’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $19.00 to 21.00 per share. Upon expiration, 675,000 shares were tendered through this offer at a final purchase price of $20.50 per share for a total purchase price of approximately $13.9 million, including fees and commission and was settled on January 6, 2014. The Company accounted for the repurchase of these shares as treasury stock on the Company’s consolidated balance sheet as of December 31, 2013.

In May 2014, our Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. Following the reauthorization, the Company repurchased 33,341 shares of its common stock during the remainder of 2014 under this repurchase program. Prior to the reauthorization, and under the initial September 2011 authorization, the Company had repurchased 224,000 shares of its common stock during 2011, 50,325 shares of its common stock during 2013 and 37,850 shares of its common stock during 2014. The Company did not repurchase any additional shares during 2012.

The Company accounts for Treasury stock using the cost method and as of December 31, 2014, 4,050,981 shares were held in the treasury at an aggregate cost of approximately $82,501,000.

8.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was comprised of net income (loss) plus or minus market value adjustments related to marketable securities. The following table summarizes the changes in accumulated balances of other comprehensive income for the years ended December 31, 2014 and 2013:

Unrealized gains and losses on available-for-sale securities
(in thousands)

Balance at January 1, 2013, net of tax of $2,592	$4,235

Other comprehensive income before reclassifications, net of tax of $1,298	2,122
Amounts reclassified from accumulated other comprehensive income, net of tax of $(120)	(197)
Net other comprehensive income	1,925

Balance at December 31, 2013, net of tax of $3,770	6,160

Other comprehensive income before reclassifications, net of tax of $533	871
Amounts reclassified from accumulated other comprehensive income, net of tax of $(385)	(629)
Net other comprehensive income	242

Balance at December 31, 2014, net of tax of $3,918	$6,402

The following table provides details about reclassifications out of accumulated other comprehensive income for the years ended December 31, 2014 and 2013:

Details about Accumulated Other	Amounts Reclassified from Accumulated Other Comprehensive Income (a)		Statement of Operations
Comprehensive Income Component	2014	2013	Classification
	(in thousands)
Unrealized gains and losses on available-for-sale securities:
Realized gain on sale of securities	$1,015	$346	Non-operating income
Impairment expense	(1)	(29)	Non-operating income
Total before tax	1,014	317	Income before income taxes
Tax expense	(385)	(120)	Income tax expense
Total after tax	$629	$197	Net income

(a) Amounts in parentheses indicate debits to profit/loss

9.	SIGNIFICANT CUSTOMERS AND INDUSTRY CONCENTRATION

In 2014, 2013 and 2012, two customers, who are in the automobile manufacturing industry, accounted for 34%, 33% and 28% of revenues, respectively. The Company also provides transportation services to other manufacturers who are suppliers for automobile manufacturers including suppliers for the Company’s largest customer. As a result, concentration of the Company’s business within the automobile industry is significant. Of the Company’s revenues for 2014, 2013 and 2012, 48%, 46% and 37%, respectively, were derived from transportation services provided to the automobile manufacturing industry. Accounts receivable from the two largest customers totaled approximately $22,965,000 and $28,290,000 at December 31, 2014 and 2013, respectively.

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

Significant components of the Company’s deferred tax liabilities and assets at December 31 are as follows:

	2014		2013
	(in thousands)
	Current	Long-Term	Current	Long-Term

Deferred tax liabilities:
Property and equipment	$-	$64,341	$-	$73,099
Unrealized gains on securities	3,918	-	3,769	-
Prepaid expenses and other	3,837	-	2,498	-

Total deferred tax liabilities	7,755	64,341	6,267	73,099

Deferred tax assets:
Allowance for doubtful accounts	612	-	561	-
Alternative minimum tax credit carryforward	-	1,206	-	318
QAFMV tax credit carryforward	-	864	-	864
New hire tax credit	-	124	-	124
Compensated absences	564	-	594	-
Self-insurance allowances	2,592	-	1,027	-
Share-based compensation	-	579	-	702
Goodwill	-	28	-	37
Marketable equity securities	686	-	767	-
Net operating loss carryover	-	4,392	-	21,255
Capital loss carryover	339	-	667	-
Non-competition agreement	-	23	-	30
Other	11	-	-	5

Total deferred tax assets	4,804	7,216	3,616	23,335

Net deferred tax liability	$2,951	$57,125	$2,651	$49,764

The reconciliation between the effective income tax rate and the statutory Federal income tax rate for the years ended December 31, 2014, 2013 and 2012 is presented in the following table:

	2014		2013		2012
	(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent

Income tax at the statutory federal rate	$7,552	34.0	$3,288	34.0	$1,222	34.0
Nondeductible expenses	154	0.7	127	1.3	138	3.8
State income taxes/other—net of federal benefit	1,015	4.6	341	3.6	56	1.6

Total income tax expense	$8,721	39.3	$3,756	38.9	$1,416	39.4

The provision for income taxes consisted of the following:

	2014	2013	2012
	(in thousands)
Current:
Federal	$814	$124	$-
State	395	35	51
	1,209	159	51
Deferred:
Federal	6,111	2,909	1,166
State	1,401	688	199
	7,512	3,597	1,365

Total income tax expense	$8,721	$3,756	$1,416

The Company has alternative minimum tax credits of approximately $1,206,000 at December 31, 2014, which have no expiration date under the current federal income tax laws and general business credits of approximately $988,000 which begin to expire after the year 2030. The Company also has net operating loss carryovers for federal income purposes of approximately $11,571,000 which begin to expire after the year 2030.

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2014 and 2013, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of December 31, 2014, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During 2014 and 2013, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which the Company operates generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2011 and forward remain open to examination in those jurisdictions.

The Company contracts with a third-party qualified intermediary in order to maintain a like-kind exchange tax program. Under the program, dispositions of eligible trucks or trailers and acquisitions of replacement trucks or trailers are made in a form whereby any associated tax gains related to the disposal are deferred. To qualify for like-kind exchange treatment, we exchange, through our qualified intermediary, eligible trucks or trailers being disposed with trucks or trailers being acquired that allows us to generally carryover the tax basis of the trucks or trailers sold. The program is expected to result in a significant deferral of federal and state income taxes. Under the program, the proceeds from the sale of eligible trucks or trailers carry a Company-imposed restriction for the acquisition of replacement trucks or trailers. These proceeds may be disqualified under the program at any time and at the Company’s sole discretion; however, income tax deferral would not be available for any sale for which the Company disqualifies the related proceeds. At December 31, 2014, the Company had $8,496,000 of restricted cash held by the third-party qualified intermediary. At December 31, 2013, the Company had $623,000 of restricted cash held by the third-party qualified intermediary. Restricted cash is accounted for in “Accounts receivable-other”.

12.	STOCK-BASED COMPENSATION

The Company maintains a stock option plan under which incentive stock options, nonqualified stock options and other stock awards may be granted. On March 2, 2006, the Company’s Board of Director’s adopted, and stockholders later approved, the 2006 Stock Option Plan (the “2006 Plan”). Under the 2006 Plan 750,000 shares were reserved for the issuance of stock options to directors, officers, key employees and others. The option exercise price under the 2006 Plan is the fair market value of the stock on the date the option is granted. The fair market value is determined by the closing price of the Company’s common stock, on its primary exchange, on the same date that the option is granted. On March 13, 2014, the Company’s Board of Directors adopted and on May 29, 2014, our shareholders approved, the 2014 Amended and Restated Stock Option and Incentive Plan (the “2014 Plan”) which replaced the 2006 Plan. The shares which remained reserved under the 2006 Plan were transferred to the 2014 Plan and are reserved for the issuance of stock awards to directors, officers, key employees, and others. Stock option exercise price under the 2014 Plan is the fair market value of the stock on the date the option is granted. The restricted stock purchase price under the 2014 Plan shall not be less than 85% of the fair market value of the Company’s common stock on the date the award is made. The fair market value is determined by the average of the highest and lowest sales prices for a share of the Company’s common stock, on its primary exchange, on the same date that the option or award is granted.

Outstanding nonqualified stock options at December 31, 2014, must be exercised within either five or ten years from the date of grant. Nonqualified stock options granted to members of the Company’s Board of Directors vest immediately while nonqualified stock options issued to employees vest in increments of 20% each year.

In November 2014, the Board of Directors granted 9,500 restricted shares of the Company’s stock to certain key employees. This restricted stock award has a grant date fair value of $42.65, based on the closing price of the Company’s stock on the date of grant, of which 20% of the award vested immediately and the remaining award vests in increments of 20% each year for the next four years.

In March 2014, 3,024 shares of common stock were granted to non-employee directors under the 2014 Plan. This stock award has a grant date fair value of $19.88 per share, based on the closing price of the Company’s stock on the date of grant and vests immediately.

In May 2012, the Company granted to certain key employees, 104,000 nonqualified stock options. The exercise price for these awards was fixed at the grant date and was equal to the fair market value of the stock on that date. These nonqualified stock options vest in increments of 20% each year.

In November 2010, the Company granted to certain key employees, 50,000 nonqualified stock options and 64,000 performance-based variable nonqualified stock options. The exercise price for these awards was fixed at the grant date and was equal to the fair market value of the stock on that date. The nonqualified stock options vest in increments of 20% each year. The performance-based nonqualified stock options were eligible to be earned in four quarterly installments and one annual installment with vesting to occur in increments of 20% each year for any options earned. In order to meet the performance criteria, certain quarterly and annual “operating ratio” results must have been achieved during 2011. During 2011, 4,442 performance-based variable nonqualified stock options were earned with vesting beginning during the third quarter of 2012. The remaining 59,558 performance-based variable nonqualified stock options expired as the related performance criteria was not met.

During 2014, there were no grants of nonqualified stock options. At December 31, 2014, 361,000 shares were available for granting future options or restricted stock.

The grant date fair value of stock and stock options vested during 2014, 2013 and 2012 was approximately $263,000, $346,000 and $268,000, respectively. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $270,000 during 2014 and includes approximately $60,000 recognized as a result of the grant of 504 shares of stock to each non-employee director during the first quarter of 2014 and approximately $94,000 recognized as a result of the grant of 9,500 shares of stock to certain key employees during the fourth quarter of 2014. The Company recognized a total income tax benefit of approximately $106,000 related to stock-based compensation expense during 2014. The recognition of stock-based compensation expense decreased diluted and basic income per common share by approximately $0.02 during 2014. As of December 31, 2014, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $541,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $197,000 in additional compensation expense related to unvested option awards during 2015, $167,000 in additional compensation expense related to unvested option awards during 2016, $109,000 in additional compensation expense related to unvested option awards during 2017 and $68,000 in additional compensation expense related to unvested option awards during 2018.

Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $317,000 during 2013 and included approximately $179,000 recognized as a result of the annual grant of 5,000 stock options to each non-employee director during the first quarter of 2013. The Company recognized a total income tax benefit of approximately $123,000 related to stock-based compensation expense during 2013. The recognition of stock-based compensation expense decreased diluted earnings per common share and basic earnings per common share by approximately $0.02 and $0.03, respectively during 2013. At December 31, 2013, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $518,000.

Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $352,000 during 2012 and included approximately $199,000 recognized as a result of the annual grant of 5,000 stock options to each non-employee director during the first quarter of 2012. The Company recognized a total income tax benefit of approximately $139,000 related to stock-based compensation expense during 2012. The recognition of stock-based compensation expense decreased diluted and basic income per common share by approximately $0.02 during 2012. At December 31, 2012, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $749,000.

Transactions in stock options under these plans are summarized as follows:

	Shares Under Option	Weighted- Average Exercise Price

Outstanding—January 1, 2012:	180,942	$16.50
Granted	139,000	10.96
Exercised	(6,000)	9.04
Canceled	(78,500)	22.64

Outstanding—December 31, 2012:	235,442	$11.38
Granted	35,000	10.44
Exercised	(7,257)	10.94
Canceled	(99,087)	11.71

Outstanding—December 31, 2013:	164,098	$10.99
Granted	-	-
Exercised	(77,708)	10.88
Canceled	(42)	11.22

Outstanding—December 31, 2014:	86,348	$11.09

Options exercisable—December 31, 2014:	38,239	$11.28

The fair value of the Company’s stock options was estimated at the date of grant using a Black-Scholes-Merton (“BSM”) option-pricing model using the following assumptions:

	2013	2012

Dividend yield	0%	0%
Volatility range	62.69%	57.88%—65.89%
Risk-free rate range	0.61%	0.64%—1.09%
Expected life (in years)	4.3%	4.2—6.5%
Fair value of options (per share)	$5.13	$5.54—6.06

There were no options granted during 2014.

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

Information related to the Company’s option activity as of December 31, 2014, and changes during the year then ended is presented below:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding at January 1, 2014	164,098	$10.99
Granted	-	-
Exercised	(77,708)	10.88
Canceled/forfeited/expired	(42)	11.22
Outstanding at December 31, 2014	86,348	$11.09	5.3	$3,518,524

Fully vested and exercisable at December 31, 2014	38,239	$11.28	2.8	$1,551,088

___________________________

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on December 31, 2014, was $51.84.

The weighted-average grant-date fair value of options granted during the years 2013 and 2012 was $5.13 and $5.96 per share, respectively. There were no options granted during 2014. The weighted-average grant-date fair value of options either canceled, forfeited, or expired during the years 2014, 2013 and 2012 was $6.34, $5.92 and $8.88 per share, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012, was approximately $1,355,000, $53,000 and $15,000, respectively.

A summary of the status of the Company’s nonvested options and restricted stock as of December 31, 2014 and changes during the year ended December 31, 2014, is presented below:

Stock Options:

	Number of Options	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2014	68,039	$6.11
Granted	-	-
Canceled/forfeited/expired	(25)	6.34
Vested	(19,905)	6.15
Nonvested at December 31, 2014	48,109	$6.10

Restricted Shares:

	Number of Shares	Weighted- Average Grant Date Fair Value (1)

Nonvested at January 1, 2014	9,500	$18.17
Granted	12,524	37.15
Canceled/forfeited/expired	(9,500)	18.17
Vested	(4,924)	28.67
Nonvested at December 31, 2014	7,600	$42.65

__________________________

(1)	The weighted-average grant date fair value was based on the closing price of the Company’s stock on the date of the grant.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of December 31, 2014 and the number and weighted average exercise price of options exercisable as of December 31, 2014 is as follows:

Exercise Price	Shares Under Outstanding Options	Weighted- Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$10.44	15,000	3.2	15,000
$10.90	6,000	2.4	6,000
$10.90	41,400	7.4	-
$11.22	11,948	5.9	5,239
$11.54	4,000	2.2	4,000
$11.75	4,000	1.2	4,000
$14.32	4,000	0.2	4,000
	86,348	5.3	38,239

Cash received from option exercises totaled approximately $846,000, $46,000 and $54,000 during the years ended December 31, 2014, 2013 and 2012, respectively. The Company issues new shares upon option exercise.

13.	EARNINGS PER SHARE

Basic earnings per common share was computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share was calculated as follows:

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share data)

Net income	$13,491	$5,915	$2,179

Basic weighted average common shares outstanding	7,990	8,662	8,700
Dilutive effect of common stock equivalents	44	20	2

Diluted weighted average common shares outstanding	8,034	8,682	8,702

Basic earnings per share	$1.69	$0.68	$0.25

Diluted earnings per share	$1.68	$0.68	$0.25

Average options outstanding to purchase 14,915 and 227,199 shares of common stock for December 31, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because to do so would have an anti-dilutive effect.

14.	BENEFIT PLAN

The Company sponsors a benefit plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deductible contributions to the plan. The plan provides for employer matching contributions of 50% of each participant’s voluntary contribution up to 3% of the participant’s compensation and vests at the rate of 20% each year until fully vested after five years. Total employer matching contributions to the plan were approximately $162,000, $188,000 and $193,000 in 2014, 2013 and 2012, respectively.

15.	COMMITMENTS AND CONTINGENCIES

Other than the lawsuit discussed below, the Company is not a party to any pending legal proceedings which management believes to be material to the Consolidated financial statements of the Company. The Company maintains liability insurance against risks arising out of the normal course of its business.

We are a defendant in a collective-action lawsuit which was filed on August 22, 2013, in the United States District Court for the Western District of Arkansas. The plaintiffs, who are current and former drivers and who worked for the Company during the period of August 22, 2010, through the date of the filing, allege claims for unpaid wages under the Fair Labor Standards Act and the Arkansas Minimum Wage Law. The complaint alleges that the Company failed to pay newly hired drivers minimum wage during orientation, training, and while traveling during normal business hours and that the Company failed to pay all drivers when working on assignment for more than 24 hours. The plaintiffs seek to enjoin the Company from continuing its current pay practices related to the allegations. They also seek actual damages, liquidated damages equal to accrual damages, court costs, and legal fees. The Company has reached a preliminary settlement with the plaintiffs in the amount of $3,950,000 and accordingly, has reserved this amount, along with estimated settlement costs, in the accompanying 2014 consolidated financial statements. Should the settlement not be approved by the court, further negotiations may take place to reach a different settlement or the case may continue on to trial. Management has determined that any losses under this claim will not be covered by existing insurance policies.

During 2014, the Company’s subsidiaries entered into operating leases for the lease of 421 trucks. Revenue equipment held under operating leases is not carried on our balance sheet and the respective lease payments are reflected in our consolidated statement of operations as a component of the Rents and purchased transportation category.

Leases for revenue equipment and certain premises under non-cancellable operating leases expire at various dates through 2019. Future minimum lease payments related to these non-cancellable leases at December 31, 2014 are as follows:

(in thousands)

2015	$8,844
2016	8,915
2017	5,238
2018	206
2019 and thereafter	51

Total	$23,254

Total rental expense, net of amounts reimbursed for the years ended December 31, 2014, 2013 and 2012 was approximately $6,239,000, $1,572,000, and $1,555,000, respectively.

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

At December 31, 2014, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$24,895	$24,895	-	-

During 2014 and 2013, there were no transfers of marketable securities between levels of fair value measurement.

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying values and estimated fair values of this other long-term debt at December 31, 2014 and 2013 are summarized as follows:

	2014		2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$95,201	$95,326	$110,469	$110,373

The Company has not elected the fair value option for any of our financial instruments.

17.	RELATED PARTY TRANSACTIONS

In the normal course of business, transactions for transportation and repair services, property leases and other services are conducted between the Company and companies affiliated with a major stockholder. The Company recognized approximately $13,253,000, $10,350,000 and $3,298,000 in operating revenue and approximately $1,440,000, $1,303,000 and $1,313,000 in operating expenses in 2014, 2013 and 2012, respectively. In addition, also in the normal course of business, the Company sold tractors to an affiliated company owned by a major stockholder for approximately $750,000 during 2014.

The Company purchased physical damage, auto liability, and general liability insurance through an unaffiliated insurance broker which was written by an insurance company affiliated with a major stockholder. Premiums paid for physical damage coverage were approximately $2,597,000, $2,036,000 and $1,590,000 for 2014, 2013 and 2012, respectively. Premiums paid for auto liability coverage during 2014, 2013 and 2012 were approximately $9,464,000, $9,461,000 and $9,235,000, respectively. Premiums paid for general liability coverage during 2014, 2013 and 2012 were approximately $22,000 each year. Beginning in 2012, the Company secured coverage for workers’ compensation insurance under the same arrangement. Premiums paid for workers’ compensation coverage during 2014, 2013, and 2012 were approximately $267,000, $254,000 and $84,000, respectively.

Amounts owed to the Company by these affiliates were approximately $2,598,000 and $3,852,000 at December 31, 2014 and 2013, respectively. Of the accounts receivable at December 31, 2014, approximately $2,544,000 represents freight transportation, approximately $42,000 represents revenue resulting from maintenance performed in the Company’s maintenance facilities and charges paid by the Company to third parties on behalf of their affiliate and charged back at the amount paid, and approximately $12,000 represents property lease charges. Amounts representing prepaid insurance premiums at December 31, 2014 were approximately $1,624,000. There were no amounts representing prepaid insurance premiums as of December 31, 2013. Amounts payable to affiliates at December 31, 2014 and 2013 were approximately $971,000 and $303,000 respectively.

18.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present quarterly financial information for 2014 and 2013:

	2014
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Operating revenues	$97,820	$104,343	$107,059	$101,715
Operating expenses and costs	94,975	95,754	98,609	98,589

Operating income	2,845	8,589	8,450	3,126
Non-operating income	272	259	594	974
Interest expense	862	743	632	660
Income tax expense	898	3,160	3,355	1,308

Net income	$1,357	$4,945	$5,057	$2,132

Net income per common share:
Basic	$0.17	$0.62	$0.63	$0.27
Diluted	$0.17	$0.62	$0.63	$0.27

Average common shares outstanding:
Basic	7,985	7,992	7,993	7,988
Diluted	8,033	8,035	8,032	8,027

	2013
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Operating revenues	$99,982	$104,408	$101,878	$96,545
Operating expenses and costs	100,234	99,402	97,194	94,477

Operating income (loss)	(252)	5,006	4,684	2,068
Non-operating income	283	289	130	838
Interest expense	815	880	846	834
Income tax expense (benefit)	(328)	1,733	1,575	776

Net income (loss)	$(456)	$2,682	$2,393	$1,296

Net income (loss) per common share:
Basic	$(0.05)	$0.31	$0.28	$0.15
Diluted	$(0.05)	$0.31	$0.28	$0.15

Average common shares outstanding:
Basic	8,688	8,658	8,654	8,649
Diluted	8,688	8,659	8,663	8,683

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

P.A.M. Transportation Services, Inc.

We have audited the internal control over financial reporting of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

March 16, 2015

Item 9B. Other Information.

None.

PART III

Portions of the information required by Part III of Form 10-K are, pursuant to General Instruction G (3) of Form 10-K, incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held on April 28, 2015. We will, within 120 days of the end of our fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

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

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2014, information about compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans approved by Security Holders	93,948	$11.09	(1)	361,076

Equity Compensation Plans not approved by Security Holders	-0-	-0-		-0-

Total	93,948	$11.09		361,076

(1)	Excludes shares of restricted stock, which do not require the payment of an exercise price.

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

Report of Independent Registered Public Accounting Firm - Grant Thornton LLP
Consolidated Balance Sheets - December 31, 2014 and 2013
Consolidated Statements of Operations - Years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income - Years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows - Years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted as the required information is inapplicable, or because the information is presented in the consolidated financial statements or related notes.

(3)     Exhibits.

The following exhibits are filed with or incorporated by reference into this Report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Form S-1 Registration Statement under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986 (“1986 S-1”); (ii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (“6/30/94 10-Q”); (iii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (“6/30/95 10-Q”); (iv) the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (“9/30/96 10-Q”); (v) the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“3/31/02 10-Q”); (vi) the Form 8-K filed on May 31, 2006 (“5/31/06 8-K”); (vii) the Form 8-K filed on December 11, 2007 (“12/11/07 8-K”); (viii) the Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 10-K”); (ix) the Form 8-K filed on July 16, 2009 (“7/16/09 8-K”); (x) Form 8-K filed on December 3, 2010 (“12/03/10 8-K”); or (xi) the Schedule 14A filed on April 23, 2014.

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

*4.4.1	Second Amendment to Security Agreement dated July 3, 1996 by and between P.A.M. Transport, Inc. and First Tennessee National Bank Association (Exh. 4.1.2, 9/30/96 10-Q)

*4.4.2	First Amendment to Security Agreement dated July 3, 1996 by and between Choctaw Express, Inc. and First Tennessee Bank National Association (Exh. 4.1.3, 9/30/96 10-Q)

*4.4.3	Security Agreement dated July 3, 1996 by and between Allen Freight Services, Inc. and First Tennessee Bank National Association (Exh. 4.1.4, 9/30/96 10-Q)

*4.5	Fourth Amendment to Loan Agreement dated July 26, 1994 among First Tennessee Bank National Association, Registrant and P.A.M. Transport, Inc. together with Promissory Note (Exh. 4.6, 2007 10-K)

*10.1	(1)	Employment Agreement between the Registrant and Daniel H. Cushman, dated June 29, 2009 (Exh. 10.2, 7/16/09 8-K)

*10.2	(1)	2006 Stock Option Plan (Exh. 10.1, 5/31/06 8-K)

*10.3	(1)	Form of Non-Qualified Stock Option Agreement for Non-Employee Director stock options that are granted under the 2006 Stock Option Plan (Exh. 10.2, 5/31/06 8-K)

*10.4	(1)	Incentive Compensation Plan (Exh. 10.3, 7/16/09 8-K)

*10.5	(1)	Consulting Agreement between the Registrant and Manuel J. Moroun, dated December 6, 2007 (Exh. 10.10, 2007 10-K)

*10.6	(1)	Form of Stock Option Agreement based on performance schedule and granted under the 2006 Stock Option Plan (Exh. 10.1, 12/03/10 8-K)

*10.7	(1)	Form of Stock Option Agreement granted under the 2006 Stock Option Plan (Exh. 10.2, 12/03/10 8-K)

*10.8	(1)	2014 Amended and Restated Stock Option and Incentive Plan (Appendix A, 4/23/14 DEF 14A)

21.1		Subsidiaries of the Registrant

23.1		Consent of Grant Thornton LLP

31.1		Rule 13a-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a) Certification of Principal Financial Officer

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

(1) Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: March 13, 2015	By:	/s/ Daniel H. Cushman
DANIEL H. CUSHMAN
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 13, 2015	By:	/s/ Frederick P. Calderone
FREDERICK P. CALDERONE, Director

Dated: March 13, 2015	By:	/s/ Daniel H. Cushman
DANIEL H. CUSHMAN
President and Chief Executive Officer, Director
(principal executive officer)

Dated: March 13, 2015	By:	/s/ W. Scott Davis
W. SCOTT DAVIS, Director

Dated: March 13, 2015	By:	/s/ Norman E. Harned
NORMAN E. HARNED, Director

Dated: March 13, 2015	By:	/s/ Franklin H. McLarty
FRANKLIN H. MCLARTY, Director

Dated: March 13, 2015	By:	/s/ Manuel J. Moroun
MANUEL J. MOROUN, Director

Dated: March 13, 2015	By:	/s/ Matthew T. Moroun
MATTHEW T. MOROUN, Director and Chairman of the Board

Dated: March 13, 2015	By:	/s/ Daniel C. Sullivan
DANIEL C. SULLIVAN, Director

Dated: March 13, 2015	By:	/s/ Allen W. West
ALLEN W. WEST
Vice President-Finance, Chief Financial Officer,
Secretary and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

The following exhibits are filed with or incorporated by reference into this Report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Form S-1 Registration Statement under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986 (“1986 S-1”); (ii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (“6/30/94 10-Q”); (iii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (“6/30/95 10-Q”); (iv) the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (“9/30/96 10-Q”); (v) the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“3/31/02 10-Q”); (vi) the Form 8-K filed on May 31, 2006 (“5/31/06 8-K”); (vii) the Form 8-K filed on December 11, 2007 (“12/11/07 8-K”); (viii) the Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 10-K”); (ix) the Form 8-K filed on July 16, 2009 (“7/16/09 8-K”); (x) Form 8-K filed on December 3, 2010 (“12/03/10 8-K”); or (xi) the Schedule 14A filed on April 23, 2014.

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

*4.4.1		Second Amendment to Security Agreement dated July 3, 1996 by and between P.A.M. Transport, Inc. and First Tennessee National Bank Association (Exh. 4.1.2, 9/30/96 10-Q)

*4.4.2		First Amendment to Security Agreement dated July 3, 1996 by and between Choctaw Express, Inc. and First Tennessee Bank National Association (Exh. 4.1.3, 9/30/96 10-Q)

*4.4.3		Security Agreement dated July 3, 1996 by and between Allen Freight Services, Inc. and First Tennessee Bank National Association (Exh. 4.1.4, 9/30/96 10-Q)

*4.5		Fourth Amendment to Loan Agreement dated July 26, 1994 among First Tennessee Bank National Association, Registrant and P.A.M. Transport, Inc. together with Promissory Note (Exh. 4.6, 2007 10-K)

*10.1	(1)	Employment Agreement between the Registrant and Daniel H. Cushman, dated June 29, 2009 (Exh. 10.2, 7/16/09 8-K)

*10.2	(1)	2006 Stock Option Plan (Exh. 10.1, 5/31/06 8-K)

*10.3	(1)	Form of Non-Qualified Stock Option Agreement for Non-Employee Director stock options that are granted under the 2006 Stock Option Plan (Exh. 10.2, 5/31/06 8-K)

*10.4	(1)	Incentive Compensation Plan (Exh. 10.3, 7/10/09 8-K)

*10.5	(1)	Consulting Agreement between the Registrant and Manuel J. Moroun, dated December 6, 2007 (Exh. 10.10, 2007 10-K)

*10.6	(1)	Form of Stock Option Agreement based on performance schedule and granted under the 2006 Stock Option Plan (Exh. 10.1, 12/03/10 8-K)

*10.7	(1)	Form of Stock Option Agreement granted under the 2006 Stock Option Plan (Exh. 10.2, 12/03/10 8-K)

*10.8	(1)	2014 Amended and Restated Stock Option and Incentive Plan (Appendix A, 4/23/14 DEF 14A)

21.1		Subsidiaries of the Registrant

23.1		Consent of Grant Thornton LLP

31.1		Rule 13a-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a) Certification of Principal Financial Officer

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

(1) Management contract or compensatory plan or arrangement.