Form 10-Q
period 2015-03-31
PAM TRANSPORTATION SERVICES INC
filed 2015-04-29
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 28, 2015
Common Stock, $.01 Par Value	7,428,340

P.A.M. TRANSPORTATION SERVICES, INC.

Form 10-Q

For The Quarter Ended March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) (in thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$2,982	$27,649
Accounts receivable-net:
Trade, less allowance of $1,692 and $1,611, respectively	54,193	52,983
Other	14,166	11,469
Inventories	1,463	1,306
Prepaid expenses and deposits	8,229	10,110
Marketable equity securities	27,377	24,895
Income taxes refundable	130	507
Total current assets	108,540	128,919

Property and equipment:
Land	5,224	4,924
Structures and improvements	16,420	16,165
Revenue equipment	283,898	279,079
Office furniture and equipment	9,417	9,257
Total property and equipment	314,959	309,425
Accumulated depreciation	(118,077)	(116,178)
Net property and equipment	196,882	193,247

Other assets	2,439	2,439

TOTAL ASSETS	$307,861	$324,605

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,225	$41,695
Accrued expenses and other liabilities	31,532	27,517
Current maturities of long-term debt	38,309	42,908
Deferred income taxes-current	3,013	2,951
Total current liabilities	91,079	115,071

Long-term debt-less current portion	51,026	52,293
Deferred income taxes-less current portion	60,089	57,125
Other long-term liabilities	75	131
Total liabilities	202,269	224,620

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,479,321 and 11,474,096 shares issued; 7,428,340 and 7,423,115 shares outstanding at March 31, 2015 and December 31, 2014, respectively	115	115
Additional paid-in capital	80,102	79,926
Accumulated other comprehensive income	6,464	6,402
Treasury stock, at cost; 4,050,981 shares	(82,501)	(82,501)
Retained earnings	101,412	96,043
Total shareholders’ equity	105,592	99,985

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$307,861	$324,605

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
OPERATING REVENUES:
Revenue, before fuel surcharge	$82,684	$74,896
Fuel surcharge	16,799	22,924
Total operating revenues	99,483	97,820

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	25,933	26,035
Operating supplies and expenses	23,165	34,166
Rents and purchased transportation	29,057	20,761
Depreciation	7,557	9,126
Insurance and claims	3,406	3,742
Other	2,379	2,411
Gain on disposition of equipment	(1,161)	(1,266)
Total operating expenses and costs	90,336	94,975

OPERATING INCOME	9,147	2,845

NON-OPERATING INCOME	245	272
INTEREST EXPENSE	(617)	(862)

INCOME BEFORE INCOME TAXES	8,775	2,255

FEDERAL AND STATE INCOME TAX EXPENSE:
Current	418	120
Deferred	2,988	778
Total federal and state income tax expense	3,406	898

NET INCOME	$5,369	$1,357

INCOME PER COMMON SHARE:
Basic	$0.72	$0.17
Diluted	$0.72	$0.17

AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,425	7,985
Diluted	7,467	8,033

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Comprehensive Income (unaudited) (in thousands)

	Three Months Ended
	March 31,
	2015	2014

NET INCOME	$5,369	$1,357

Other comprehensive income, net of tax:

Changes in fair value of marketable securities (1)	62	422

COMPREHENSIVE INCOME	$5,431	$1,779

__________
(1) Net of deferred income taxes of $38 and $259, respectively.

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Three Months Ended
	March 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$5,369	$1,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,557	9,126
Bad debt expense	82	56
Sale leaseback deferred gain amortization	(56)	(37)
Stock compensation-net of excess tax benefits	119	86
Provision for deferred income taxes	2,988	778
Recognized loss on marketable equity securities	13	(44)
Gain on sale or disposal of equipment	(1,161)	(1,266)
Changes in operating assets and liabilities:
Accounts receivable	(2,422)	(5,899)
Prepaid expenses, inventories, and other assets	1,724	(1,794)
Income taxes refundable	377	111
Trade accounts payable	5,410	1,295
Accrued expenses and other liabilities	1,810	1,761
Net cash provided by operating activities	21,810	5,530

INVESTING ACTIVITIES:
Purchases of property and equipment	(14,581)	(6,935)
Proceeds from disposition of equipment	4,412	17,610
Change in restricted cash	(1,566)	209
Purchases of marketable equity securities, net of return of capital	(2,395)	12
Net cash (used in) provided by investing activities	(14,130)	10,896

FINANCING ACTIVITIES:
Borrowings under line of credit	133,644	135,196
Repayments under line of credit	(133,644)	(124,706)
Borrowings of long-term debt	10,473	5,709
Repayments of long-term debt	(16,338)	(19,085)
Borrowings under margin account	2,476	21
Repayments under margin account	(272)	(215)
Repurchases of common stock	(28,743)	(14,216)
Exercise of stock options	57	187
Net cash used in financing activities	(32,347)	(17,109)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,667)	(683)

CASH AND CASH EQUIVALENTS-Beginning of period	27,649	1,172

CASH AND CASH EQUIVALENTS-End of period	$2,982	$489

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$619	$871
Income taxes	$40	$10

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$941	$1,703

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Shareholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2015	7,423	$115	$79,926	$6,402	$(82,501)	$96,043	$99,985

Net Income						5,369	5,369

Other comprehensive income, net of tax of $38				62			62

Exercise of stock options-shares issued including tax benefits	5		57				57

Share-based compensation			119				119

Balance at March 31, 2015	7,428	$115	$80,102	$6,464	$(82,501)	$101,412	$105,592

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2015

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

NOTE B: RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and is disposed of or classified as held for sale. The standard also introduces several new disclosures. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-08 is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. The adoption of this guidance on January 1, 2015, did not have a significant impact on the Company’s financial condition, results of operations, or cash flows.

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

In June 2014, the FASB issued ASU 2014-12, (“ASU 2014-12”), Stock Compensation - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this update require performance targets that could be achieved after the requisite service period be treated as performance conditions that affect the vesting of the award. ASU 2014-12 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial condition, results of operations, or cash flows.

NOTE C: MARKETABLE EQUITY SECURITIES

The Company accounts for its marketable securities in accordance with ASC Topic 320, (“ASC Topic 320”), Investments-Debt and Equity Securities. ASC Topic 320 requires companies to classify their investments as trading, available-for-sale or held-to-maturity. The Company’s investments in marketable securities are classified as either trading or available-for-sale and consist of equity securities. Management determines the appropriate classification of these securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The cost of securities sold is based on the specific identification method and interest and dividends on securities are included in non-operating income.

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

Based upon this evaluation, the Company determined that an impairment charge was not necessary for the quarters ended March 31, 2015 and 2014.

The following table sets forth cost, market value and unrealized gain/(loss) on equity securities classified as available-for-sale and equity securities classified as trading as of March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
	(in thousands)
Available-for-sale securities
Fair market value	$27,087	$24,592
Cost	16,667	14,272
Unrealized gain	$10,420	$10,320

Trading securities
Fair market value	$290	$303
Cost	157	157
Unrealized gain	$133	$146

Total
Fair market value	$27,377	$24,895
Cost	16,824	14,429
Unrealized gain	$10,553	$10,466

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities that are classified as available-for-sale as of March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
	(in thousands)
Available-for-sale securities:
Gross unrealized gains	$10,974	$10,710
Gross unrealized losses	554	390
Net unrealized gains	$10,420	$10,320

As of March 31, 2015 and December 31, 2014, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $6,464,000 and $6,402,000, respectively.

For the quarter ended March 31, 2015, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $62,000, net of deferred income taxes. For the year ended December 31, 2014, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $237,000, net of deferred income taxes.

For the quarter ended March 31, 2015, the Company recognized dividends of approximately $218,000 in non-operating income in its statements of operations. For the quarter ended March 31, 2014, the Company recognized dividends of approximately $189,000 in non-operating income in its statements of operations.

As of March 31, 2015, the Company's marketable securities that are classified as trading had gross recognized gains of approximately $133,000 and no gross recognized losses. As of March 31, 2014, the Company's marketable securities that are classified as trading had gross recognized gains of approximately $52,000 and no gross recognized losses. The following table shows recognized gains (losses) in market value for securities classified as trading during the first three months of 2015 and 2014.

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Trading securities
Recognized gain at beginning of period	$146	$8
Recognized gain at end of period	133	52
Net recognized (loss) gain	$(13)	$44

Net recognized (loss) gain, net of taxes	$(8)	$26

There were no reclassifications of marketable securities between trading and available for sale categories during the first three months of 2015 or 2014.

There were no sales of marketable securities which were held as available-for-sale during the first three months of 2015 or 2014.

The following table shows the Company’s investments’ approximate gross unrealized losses and fair value of those securities in a loss position at March 31, 2015 and December 31, 2014. These investments consist of equity securities. As of March 31, 2015 and December 31, 2014, there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	March 31, 2015		December 31, 2014
	(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities – Available-for-sale	$5,280	$554	$3,961	$390
Equity securities – Trading	-	-	-	-
Totals	$5,280	$554	$3,961	$390

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of March 31, 2015 and December 31, 2014, the Company had outstanding borrowings of approximately $13,927,000 and $11,723,000, respectively, under its margin account. Margin account borrowings are used for the purchase of marketable equity securities and as a source of short-term liquidity and are included in Accrued expenses and other liabilities on our balance sheets.

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

Outstanding nonqualified stock options at March 31, 2015, must be exercised within either five or ten years from the date of grant. Nonqualified stock options granted to members of the Company’s Board of Directors vest immediately while nonqualified stock options issued to employees vest in increments of 20% each year.

During the first three months of 2015, 1,225 shares of common stock were granted to non-employee directors under the 2014 Plan. This stock award has a grant date fair value of $57.27 per share, based on the closing price of the Company’s stock on the date of grant, and vests immediately.

The total grant date fair value of stock and stock options vested during the first three months of 2015 was approximately $70,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first three months of 2015 was approximately $119,000 and includes approximately $70,000 recognized as a result of the grant of 175 shares to each non-employee director during the first quarter of 2015. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 during the three months ended March 31, 2015. As of March 31, 2015, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $492,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $148,000 in additional compensation expense related to unvested option awards during the remainder of 2015 and to recognize approximately $167,000, $109,000, and $68,000 in additional compensation expense related to unvested option awards during the years 2016, 2017, and 2018, respectively.

The total grant date fair value of stock and stock options vested during the first three months of 2014 was approximately $60,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first three months of 2014 was approximately $86,000 and includes approximately $60,000 recognized as a result of the grant of 504 shares to each non-employee director during the first quarter of 2014. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 during the three months ended March 31, 2014. As of March 31, 2014, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $321,000 which is being amortized on a straight-line basis over the remaining vesting period.

Information related to stock option activity for the three months ended March 31, 2015 is as follows:

	Shares Under Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding-January 1, 2015	86,348	$11.09
Granted	-	-
Exercised	(4,000)	14.32
Cancelled/forfeited/expired	-	-
Outstanding at March 31, 2015	82,348	$10.94	5.3	$3,815,593

Exercisable at March 31, 2015	34,239	$10.92	2.9	$1,586,926

___________________________

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on March 31, 2015, was $57.27.

A summary of the status of the Company’s nonvested options and restricted stock as of March 31, 2015 and changes during the three months ended March 31, 2015, is presented below:

Stock Options:

	Number of Options	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2015	48,109	$6.10
Granted	-	-
Canceled/forfeited/expired	-	-
Vested	-	-
Nonvested at March 31, 2015	48,109	$6.10

Restricted Stock:

	Number of Options	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2015	7,600	$42.65
Granted	1,225	57.27
Canceled/forfeited/expired	-	-
Vested	(1,225)	57.27
Nonvested at March 31, 2015	7,600	$42.65

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of March 31, 2015 and the number and weighted average exercise price of options exercisable as of March 31, 2015 are as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$10.44	15,000	2.9	15,000
$10.90	6,000	2.2	6,000
$10.90	41,400	7.2	-
$11.22	11,948	5.7	5,239
$11.54	4,000	1.9	4,000
$11.75	4,000	0.9	4,000
	82,348	5.3	34,239

Cash received from option exercises totaled approximately $57,000 and $187,000 during the three months ended March 31, 2015 and March 31, 2014, respectively. The Company issues new shares upon option exercise.

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

	Three Months Ended March 31,
	2015		2014
	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$72,529	87.7	$69,447	92.7
Brokerage and Logistics Services revenue	10,155	12.3	5,449	7.3
Total revenues	$82,684	100.0	$74,896	100.0

NOTE F: TREASURY STOCK

The Company accounts for Treasury stock using the cost method and as of March 31, 2015, 4,050,981 shares were held in the treasury at an aggregate cost of approximately $82,501,000. The Company did not repurchase any shares of its common stock during the three months ending March 31, 2015.

NOTE G: ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2015:

Unrealized gains and losses on available-for-sale securities
(in thousands)

Balance at December 31, 2014, net of tax of $3,918	$6,402

Other comprehensive income before reclassifications, net of tax of $38	62

Balance at March 31, 2015, net of tax of $3,956	$6,464

There were no reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2015.

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

	Three Months Ended
	March 31,
	2015	2014
	(in thousands, except per share data)

Net income	$5,369	$1,357

Basic weighted average common shares outstanding	7,425	7,985
Dilutive effect of common stock equivalents	42	48
Diluted weighted average common shares outstanding	7,467	8,033

Basic earnings per share	$0.72	$0.17
Diluted earnings per share	$0.72	$0.17

As of March 31, 2015 and March 31, 2014, there were no options outstanding to purchase shares of common stock that had an anti-dilutive effect on the computation of diluted earnings per share.

NOTE I: INCOME TAXES

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years, and as a result, the Company’s tax years 2011 and forward remain open to examination in those jurisdictions.

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of March 31, 2015, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of March 31, 2015, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the three months ended March 31, 2015 and 2014, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

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

At March 31, 2015, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$27,377	$27,377	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at March 31, 2015 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$89,335	$89,394

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE AND LONG-TERM DEBT

During the first three months of 2015, the Company’s subsidiaries entered into installment obligations totaling approximately $10.5 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments ranging from 36 to 60 months at a weighted average interest rate of 2.30%.

NOTE L: OFF-BALANCE SHEET ARRANGEMENTS

During the first quarter of 2015, the Company’s subsidiaries entered into operating leases for the lease of 50 trucks. Revenue equipment held under operating leases is not carried on our balance sheet and the respective lease payments are reflected in our consolidated statement of operations as a component of the Rents and purchased transportation category. Rent expense related to revenue equipment under operating leases totaled approximately $2.6 million for the quarter ended March 31, 2015.

Leases for revenue equipment under non-cancellable operating leases expire at various dates through 2018. Future minimum lease payments related to non-cancellable leases for revenue equipment at March 31, 2015 are:

(in thousands)
2015	$7,013
2016	9,844
2017	6,162
2018	188
Total future minimum lease payments	$23,207

NOTE M: LITIGATION

We are a defendant in a collective-action lawsuit which was filed on August 22, 2013, in the United States District Court for the Western District of Arkansas. The plaintiffs, who are current and former drivers and who worked for the Company during the period of August 22, 2010, through the date of the filing, allege claims for unpaid wages under the Fair Labor Standards Act and the Arkansas Minimum Wage Law. The complaint alleges that the Company failed to pay newly hired drivers minimum wage during orientation, training, and while traveling during normal business hours and that the Company failed to pay all drivers when working on assignment for more than 24 hours. The plaintiffs seek to enjoin the Company from continuing its current pay practices related to the allegations. They also seek actual damages, liquidated damages equal to accrual damages, court costs, and legal fees. During 2014, the Company reached a preliminary settlement with the plaintiffs in the amount of $3,950,000 and accordingly, reserved this amount, along with estimated settlement costs, in its 2014 consolidated financial statements. During the first quarter of 2015, the Company negotiated a reduction in the settlement amount to approximately $3,450,000. Should the settlement not be approved by the court, further negotiations may take place to reach a different settlement or the case may continue on to trial. Management has determined that any losses under this claim will not be covered by existing insurance policies.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the fiscal year ended December 31, 2014.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 87.7% and 92.7% of total revenues, excluding fuel surcharges for the three months ended March 31, 2015 and 2014, respectively. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended March 31, 2015 and 2014, approximately $16.8 million and $22.9 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Three Months Ended
	March 31,
	2015	2014
	(percentages)
Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	35.4	37.3
Operating supplies and expenses	8.8	16.2
Rents and purchased transportation	26.8	22.6
Depreciation	10.4	13.1
Insurance and claims	4.7	5.4
Other	3.2	3.5
Gain on sale or disposal of property	(1.6)	(1.9)
Total operating expenses	87.7	96.2
Operating income	12.3	3.8
Non-operating income	0.3	0.3
Interest expense	(0.8)	(1.1)
Income before income taxes	11.8	3.0

THREE MONTHS ENDED MARCH 31, 2015 VS. THREE MONTHS ENDED MARCH 31, 2014

During the first quarter of 2015, truckload services revenue, before fuel surcharges, increased 4.4% to $72.5 million as compared to $69.4 million during the first quarter of 2014. The increase was primarily due to an increase in equipment utilization, an increase in the average rate charged to customers and to a reduction in uncompensated miles. Although the average number of trucks declined from 1,812 during the first quarter of 2014 to 1,792 during the first quarter of 2015, the number of miles traveled increased from 51.0 million miles during the first quarter of 2014 to 51.8 million miles during the first quarter of 2015 as a result of an increase in the average number of miles traveled each work day from 447 miles during the first quarter of 2014 to 459 miles during the first quarter of 2015. The average rate charged per total mile during the first quarter of 2015 increased $0.04 as compared to the average rate charged during the first quarter of 2014. The average percentage of uncompensated miles decreased from 6.9% of total miles for the first quarter of 2014 to 6.6% of total miles for the first quarter of 2015.

Salaries, wages and benefits decreased from 37.3% of revenues, before fuel surcharges, during the first quarter of 2014 to 35.4% of revenues, before fuel surcharges, during the first quarter of 2015. The decrease, as a percentage of revenue, relates primarily to the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, maintenance wages, operations wages, and payroll taxes with an increase in revenues for the periods compared. Also contributing to the decrease was a decrease of $0.5 million in costs associated with employee benefits such as group health insurance benefits and workers’ compensation benefits during the first quarter of 2015 as compared to the first quarter of 2014.

Operating supplies and expenses decreased from 16.2% of revenues, before fuel surcharges, during the first quarter of 2014 to 8.8% of revenues, before fuel surcharges, during the first quarter of 2015. The decrease relates primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel and to an increase in the average miles-per-gallon (“mpg”) experienced during the first quarter of 2015 as compared to first quarter of 2014. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased as a result of more favorable fuel surcharge arrangements made with customers and to an increase in the number of owner operators in our fleet. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner operators for their services is reported along with their base rate of pay in the Rent and purchased transportation category. These categorizations have the effect of reducing our net operating supplies and expenses while increasing the Rent and purchased transportation category, as discussed below. The average mpg experienced increased during the first quarter of 2015 as compared to the mpg experienced during the first quarter of 2014 as a result of replacing older trucks with newer trucks, which are more fuel efficient. The decrease also relates to a decrease in amounts paid for equipment maintenance costs during the first quarter of 2015 as compared to amounts paid during the first quarter of 2014 as a result of replacing older equipment with new equipment. Partially offsetting the decrease was an increase in amounts paid for driver recruiting and driver training schools during the first quarter of 2015 as compared to amounts paid during first quarter of 2014. The increase in driver recruiting and training costs are a result of heightened competition for qualified drivers as industry demand has increased and increased regulations have forced some drivers to exit the profession.

Rents and purchased transportation increased from 22.6% of revenues, before fuel surcharges, during the first quarter of 2014 to 26.8% of revenues, before fuel surcharges, during the first quarter of 2015. This increase relates primarily to lease payments associated with the lease of an additional 324 trucks since the end of the first quarter of 2014. Also contributing to the increase was an increase in driver lease expense as the average number of owner operators under contract increased from 352 during the first quarter of 2014 to 362 during the first quarter of 2015. The increase in costs in this category, as they relate to the increase in owner operators, are partially offset by a decrease in other cost categories, such as repairs and fuel, which are generally borne by the owner operator.

Depreciation decreased from 13.1% of revenues, before fuel surcharges, during the first quarter of 2014 to 10.4% of revenues, before fuel surcharges, during the first quarter of 2015. The decrease relates primarily to a decrease in the average number of company-owned trucks as a result of operating lease arrangements entered into throughout 2014. As of March 31, 2015, the Company’s fleet consists of 471 leased trucks. The lease payments associated with these leases are reported in the Rents and purchased transportation category.

Insurance and claims decreased from 5.4% of revenues, before fuel surcharges, during the first quarter of 2014 to 4.7% of revenues, before fuel surcharges, during the first quarter of 2015. The decrease relates primarily to a decrease in the amount reserved for the anticipated settlement of a lawsuit, which claims that the Company was in violation of minimum wage laws with regard to certain activities performed by employee drivers and is discussed in the section “Legal Proceedings” in Part II, Item 1, of this Report.

Gains on sale or disposal of property decreased from 1.9% of revenues, before fuel surcharges, during the first quarter of 2014 to 1.6% of revenues, before fuel surcharges, during the first quarter of 2015. The decrease relates primarily to a decrease in the number of trucks and trailers sold during the first quarter of 2015 compared to the number of trucks and trailers sold during the first quarter of 2014.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 96.2% for the first quarter 2014 to 87.7% for the first quarter of 2015.

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

	Three Months Ended
	March 31,
	2015	2014
	(percentages)
Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	2.6	2.9
Rents and purchased transportation	94.5	93.0
Other	0.6	0.6
Total operating expenses	97.7	96.5
Operating income	2.3	3.5
Non-operating income	0.1	0.1
Interest expense	(0.3)	(0.3)
Income before income taxes	2.1	3.3

THREE MONTHS ENDED MARCH 31, 2015 VS. THREE MONTHS ENDED MARCH 31, 2014

During the first quarter of 2015, logistics and brokerage services revenue, before fuel surcharges, increased 86.4% to $10.2 million as compared to $5.4 million during the first quarter of 2014. The increase relates to an increase in the number of brokered loads during the first quarter of 2015 as compared to the first quarter of 2014.

Salaries, wages and benefits decreased from 2.9% of revenues, before fuel surcharges, in the first quarter of 2014 to 2.6% of revenues, before fuel surcharges, during the first quarter of 2015. The percentage decrease relates to the interaction of the fixed-cost characteristic of salaries expense with an increase in revenues for the periods compared.

Rents and purchased transportation increased from 93.0% of revenues, before fuel surcharges, during the first quarter of 2014 to 94.5% of revenues, before fuel surcharges during the first quarter of 2015. The increase relates to an increase in amounts paid to third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 96.5% for the first quarter of 2014 to 97.7% for the first quarter of 2015.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED MARCH 31, 2015 VS. THREE MONTHS ENDED MARCH 31, 2014

Net income for all divisions was approximately $5.4 million, or 6.5% of revenues, before fuel surcharge for the first quarter of 2015 as compared to net income of $1.4 million or 1.8% of revenues, before fuel surcharge for the first quarter of 2014. The increase in income resulted in diluted earnings per share of $0.72 for the first quarter of 2015 as compared to diluted earnings per share of $0.17 for the first quarter of 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our lines of credit, installment notes, and investment margin account.

During the first three months of 2015, we generated $21.8 million in cash from operating activities. Investing activities used $14.1 million in cash in the first three months of 2015. Financing activities used $32.3 million in cash in the first three months of 2015.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first three months of 2015, we utilized cash on hand, installment notes, and our lines of credit to finance revenue equipment purchases of approximately $13.8 million.

Occasionally, we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 60 months. During the first three months of 2015, the Company’s subsidiary, P.A.M. Transport, Inc. entered into installment obligations totaling approximately $10.5 million for the purpose of purchasing revenue equipment. These obligations are payable in either 36 monthly installments or 60 monthly installments at interest rates ranging from 2.17% to 2.35%.

During the remainder of 2015, we expect to purchase approximately 750 new trucks and 1,050 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $83.0 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying additional cash dividends in the foreseeable future.

During the first three months of 2015 we maintained a $40.0 million revolving line of credit. Amounts outstanding under the line of credit bear interest at LIBOR (determined as of the first day of each month) plus 1.50% (1.67% at March 31, 2015), are secured by our accounts receivable and mature on July 1, 2016. At March 31, 2015 outstanding advances on the line of credit were approximately $1.1 million, consisting entirely of letters of credit, with availability to borrow $38.9 million.

Cash and cash equivalents decreased from $27.6 million at December 31, 2014 to $3.0 million at March 31, 2015. The decrease relates primarily to the payment for treasury stock related to a recently completed Dutch Auction in the amount of $28.7 million during the first quarter of 2015.

Accounts receivable-other increased from $11.5 million at December 31, 2014 to $14.2 million at March 31, 2015. The increase relates primarily to an increase in amounts held with the Company’s third-party qualified intermediary. The Company contracts with a third-party qualified intermediary in order to accomplish tax-deferred, like-kind exchanges related to its revenue equipment. Under the program, dispositions of eligible trucks or trailers and acquisitions of replacement trucks or trailers are made in a form whereby any associated tax gains related to the disposal are deferred. To qualify for like-kind exchange treatment, we exchange, through our qualified intermediary, eligible trucks or trailers being disposed with trucks or trailers being acquired. Amounts held by the Company’s third-party qualified intermediary are dependent on the timing and extent of the Company’s revenue equipment sales and/or purchase activities which can fluctuate significantly from period-to-period.

Prepaid expenses and deposits decreased from $10.1 million at December 31, 2014 to $8.2 million at March 31, 2015. The decrease relates to the amortization of prepaid truck and trailer license fees as well as prepaid insurance premiums. Truck and trailer registration fees of approximately $2.2 million and insurance premiums of approximately $1.3 million were paid in advance in December 2014. These prepaid expenses will continue to be amortized to expense through the remainder of the year.

Marketable equity securities increased from $24.9 million at December 31, 2014 to $27.4 million at March 31, 2015. The $2.5 million increase was related to purchases of equity securities with a cost basis of approximately $2.4 million during the first three months of 2015.

Revenue equipment, at March 31, 2015, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units and auxiliary power units, increased approximately $4.8 million as compared to December 31, 2014. The increase relates to the purchase of new trucks and trailers in excess of trucks and trailers sold. The increase is also reflective of the higher purchase price of new trucks and trailers compared to the trucks and trailers which are being replaced and sold.

Accounts payable decreased from $41.7 million at December 31, 2014 to $18.2 million at March 31, 2015. The $23.5 million decrease was primarily related to the payment for treasury stock discussed above in the amount of $28.7 million during the first quarter of 2015. This reduction was partially offset by an increase of $2.5 million in amounts accrued which were payable to third party logistics and brokerage service providers at March 31, 2015 compared to March 31, 2014. This accrual can vary significantly throughout the year depending on the timing of the actual date of payment in relation to the last day of the reporting period.

Accrued expenses and other liabilities increased from $27.5 million at December 31, 2014 to $31.5 million at March 31, 2015. The increase was primarily related to a $3.2 million increase in amounts accrued at the end of the period which were payable to company drivers and third-party owner-operator drivers which can vary significantly throughout the year depending on the timing of the actual date of payment in relation to the last day of the reporting period. Also contributing to the increase was an increase of $2.2 million of margin account borrowings which were used for the purchase of investments in marketable equity securities. The Company periodically uses this margin account for the purchase of marketable equity securities and as a source of short-term liquidity. This increase was partially offset by a $1.1 million reduction in amounts accrued for litigation claims due to adjusted settlement amounts and payments.

Current maturities of long term-debt and long-term debt fluctuations are reviewed on an aggregate basis as the classification of amounts in each category are typically affected merely by the passage of time. Current maturities of long-term debt and long-term debt, on an aggregate basis, decreased from $95.2 million at December 31, 2014 to $89.3 million at March 31, 2015. The decrease was primarily related to the net effect of additional borrowings made during the first three months of 2015 and installment note payments made during the first three months of 2015.

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

Equity Price Risk

We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities increased to $27.4 million at March 31, 2015 from $24.9 million at December 31, 2014. The increase during the first three months of 2015 includes an increase in the fair market value of $0.1 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $2.7 million. For additional information with respect to the marketable equity securities, see Note C to our condensed consolidated financial statements.

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

Commodity Price Risk

Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our 2014 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by $8.9 million.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk related to the activities of our branch office located in Mexico. Currently, we do not hedge our exchange rate exposure through any currency forward contracts, currency options, or currency swaps as all of our revenues, and substantially all of our expenses and capital expenditures, are transacted in U.S. dollars. However, certain operating expenditures and capital purchases related to our Mexico branch office are incurred within or exposed to fluctuations in the exchange rate between the U.S. dollar and the Mexican peso. Based on 2014 expenditures denominated in pesos, a 10% increase in the exchange rate would increase our annual operating expenses by $60,000.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We are a defendant in a collective-action lawsuit which was filed on August 22, 2013, in the United States District Court for the Western District of Arkansas. The plaintiffs, who are current and former drivers and who worked for the Company during the period of August 22, 2010, through the date of the filing, allege claims for unpaid wages under the Fair Labor Standards Act and the Arkansas Minimum Wage Law. The complaint alleges that the Company failed to pay newly hired drivers minimum wage during orientation, training, and while traveling during normal business hours and that the Company failed to pay all drivers when working on assignment for more than 24 hours. The plaintiffs seek to enjoin the Company from continuing its current pay practices related to the allegations. They also seek actual damages, liquidated damages equal to accrual damages, court costs, and legal fees. During 2014, the Company reached a preliminary settlement with the plaintiffs in the amount of $3,950,000 and accordingly, reserved this amount, along with estimated settlement costs, in its 2014 consolidated financial statements. During the first quarter of 2015, the Company negotiated a reduction in the settlement amount to approximately $3,450,000. Should the settlement not be approved by the court, further negotiations may take place to reach a different settlement or the case may continue on to trial. Management has determined that any losses under this claim will not be covered by existing insurance policies.

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

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: April 28, 2015	By: /s/ Daniel H. Cushman
Daniel H. Cushman
President and Chief Executive Officer
(principal executive officer)

Dated: April 28, 2015	By: /s/ Allen W. West
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