Form 10-Q
period 2015-06-30
PAM TRANSPORTATION SERVICES INC
filed 2015-08-07
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 28, 2015
Common Stock, $.01 Par Value	7,145,574

P.A.M. TRANSPORTATION SERVICES, INC.

Form 10-Q

For The Quarter Ended June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$21,676	$27,649
Accounts receivable-net:
Trade, less allowance of $1,957 and $1,611, respectively	55,868	52,983
Other	7,206	11,469
Inventories	1,585	1,306
Prepaid expenses and deposits	6,579	10,110
Marketable equity securities	27,459	24,895
Income taxes refundable	1,480	507
Total current assets	121,853	128,919

Property and equipment:
Land	5,224	4,924
Structures and improvements	16,474	16,165
Revenue equipment	298,967	279,079
Office furniture and equipment	9,555	9,257
Total property and equipment	330,220	309,425
Accumulated depreciation	(111,854)	(116,178)
Net property and equipment	218,366	193,247

Other assets	2,420	2,439

TOTAL ASSETS	$342,639	$324,605

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,104	$41,695
Accrued expenses and other liabilities	31,564	27,517
Current maturities of long-term debt	40,273	42,908
Deferred income taxes-current	3,296	2,951
Total current liabilities	103,237	115,071

Long-term debt-less current portion	62,692	52,293
Deferred income taxes-less current portion	63,915	57,125
Other long-term liabilities	19	131
Total liabilities	229,863	224,620

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,495,121 and 11,474,096 shares issued; 7,444,140 and 7,423,115 shares outstanding at June 30, 2015 and December 31, 2014, respectively	115	115
Additional paid-in capital	80,326	79,926
Accumulated other comprehensive income	6,559	6,402
Treasury stock, at cost; 4,050,981 shares	(82,675)	(82,501)
Retained earnings	108,451	96,043
Total shareholders’ equity	112,776	99,985

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$342,639	$324,605

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
OPERATING REVENUES:
Revenue, before fuel surcharge	$91,053	$80,606	$173,737	$155,502
Fuel surcharge	16,980	23,737	33,779	46,662
Total operating revenues	108,033	104,343	207,516	202,164

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	26,566	27,032	52,499	53,067
Operating supplies and expenses	24,125	33,283	47,291	68,073
Rent and purchased transportation	33,570	21,957	62,627	42,719
Depreciation	7,744	9,167	15,301	18,292
Insurance and claims	3,951	3,908	7,356	7,650
Other	2,288	1,928	4,668	3,715
Gain on disposition of equipment	(2,093)	(1,521)	(3,254)	(2,787)
Total operating expenses and costs	96,151	95,754	186,488	190,729

OPERATING INCOME	11,882	8,589	21,028	11,435

NON-OPERATING INCOME	272	259	517	530
INTEREST EXPENSE	(644)	(743)	(1,260)	(1,605)

INCOME BEFORE INCOME TAXES	11,510	8,105	20,285	10,360

FEDERAL AND STATE INCOME TAX EXPENSE:
Current	421	496	838	616
Deferred	4,050	2,664	7,039	3,442
Total federal and state income tax expense	4,471	3,160	7,877	4,058

NET INCOME	$7,039	$4,945	$12,408	$6,302

INCOME PER COMMON SHARE:
Basic	$0.95	$0.62	$1.67	$0.79
Diluted	$0.94	$0.62	$1.66	$0.78

AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,431	7,992	7,428	7,989
Diluted	7,474	8,035	7,471	8,033

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

NET INCOME	$7,039	$4,945	$12,408	$6,302

Other comprehensive income, net of tax:

Reclassification adjustment for unrealized losses on marketable securities included in net income, net of income taxes (1)	-	1	-	1

Changes in fair value of marketable securities (2)	95	710	157	1,132

COMPREHENSIVE INCOME	$7,134	$5,656	$12,565	$7,435

(1) Net of deferred income taxes of $0, $0, $0, and $0, respectively.

(2) Net of deferred income taxes of $58, $434, $96, and $693, respectively.

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$12,408	$6,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,301	18,292
Bad debt expense	346	376
Sale leaseback deferred gain amortization	(112)	(93)
Stock compensation-net of excess tax benefits	169	115
Provision for deferred income taxes	7,039	3,442
Reclassification of unrealized loss on marketable equity securities	-	1
Recognized gain on marketable equity securities	63	(49)
Gain on sale or disposal of equipment	(3,254)	(2,787)
Changes in operating assets and liabilities:
Accounts receivable	(4,679)	(4,368)
Prepaid expenses, deposits, inventories, and other assets	3,271	(30)
Income taxes refundable	(973)	208
Trade accounts payable	5,382	3,040
Accrued expenses and other liabilities	2,100	2,423
Net cash provided by operating activities	37,061	26,872

INVESTING ACTIVITIES:
Purchases of property and equipment	(44,324)	(19,061)
Proceeds from disposition of equipment	16,756	24,271
Change in restricted cash	5,711	(764)
Purchases of marketable equity securities, net of return of capital	(2,374)	19
Net cash (used in) provided by investing activities	(24,231)	4,465

FINANCING ACTIVITIES:
Borrowings under line of credit	244,124	257,919
Repayments under line of credit	(244,124)	(252,401)
Borrowings of long-term debt	32,733	17,048
Repayments of long-term debt	(24,969)	(40,242)
Borrowings under margin account	2,512	45
Repayments under margin account	(565)	(442)
Repurchases of common stock	(28,745)	(14,808)
Exercise of stock options	231	463
Net cash used in financing activities	(18,803)	(32,418)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,973)	(1,081)

CASH AND CASH EQUIVALENTS-Beginning of period	27,649	1,172

CASH AND CASH EQUIVALENTS-End of period	$21,676	$91

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$1,270	$1,640
Income taxes	$1,811	$408

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$10,677	$31

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

(in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2015	7,423	$115	$79,926	$6,402	$(82,501)	$96,043	$99,985

Net Income						12,408	12,408

Other comprehensive income, net of tax of $96				157			157

Exercise of stock options and stock awards-shares issued including tax benefits	21	-	231				231

Treasury stock repurchases	-				(174)		(174)

Share-based compensation			169				169

Balance at June 30, 2015	7,444	$115	$80,326	$6,559	$(82,675)	$108,451	$112,776

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2015

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six-month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

During the first quarter of 2015, the Company began to classify payments for fuel, operating taxes and licenses, and communications and utilities as operating supplies and expenses rather than separately as had been presented in reports prior to the period ended March 31, 2015. This reclassification has no effect on operating income, net income or earnings per share. The Company has made corresponding reclassifications to comparative periods shown.

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

In May 2014, the FASB issued ASU No. 2014-09, (“ASU 2014-09”), Revenue from Contracts with Customers. The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The adoption of this guidance is not expected to have a significant impact on the Company’s financial condition, results of operations, or cash flows.

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

For the quarter ended June 30, 2015, the Company determined that an impairment charge was not necessary. For the quarter ended June 30, 2014, the evaluation resulted in an impairment charge of approximately $1,000 in the Company’s non-operating income in its statement of operations.

For the six-month period ended June 30, 2015, the Company determined that an impairment charge was not necessary. For the six-month period ended June 30, 2014, the evaluation resulted in an impairment charge of approximately $1,000 in the Company’s non-operating income in its statement of operations.

The following table sets forth cost, market value and unrealized gains on equity securities classified as available-for-sale and equity securities classified as trading as of June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
	(in thousands)
Available-for-sale securities
Fair market value	$27,219	$24,592
Cost	16,646	14,272
Unrealized gain	$10,573	$10,320

Trading securities
Fair market value	$240	$303
Cost	157	157
Unrealized gain	$83	$146

Total
Fair market value	$27,459	$24,895
Cost	16,803	14,429
Unrealized gain	$10,656	$10,466

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities that are classified as available-for-sale as of June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
	(in thousands)
Available-for-sale securities:
Gross unrealized gains	$11,206	$10,710
Gross unrealized losses	633	390
Total unrealized gains	$10,573	$10,320

As of June 30, 2015 and December 31, 2014, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $6,559,000 and $6,402,000, respectively.

For the six months ended June 30, 2015, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $157,000, net of deferred income taxes. For the year ended December 31, 2014, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $237,000, net of deferred income taxes.

For the quarter ended June 30, 2015, the Company recognized dividends of approximately $281,000 in non-operating income in its statements of operations. For the quarter ended June 30, 2014, the Company recognized dividends of approximately $215,000 in non-operating income in its statements of operations.

As of June 30, 2015, the Company's marketable securities that were classified as trading had gross recognized gains of approximately $83,000 and no gross recognized losses. As of June 30, 2014, the Company's marketable securities that were classified as trading had gross recognized gains of approximately $57,000 and no gross recognized losses.

The following table shows recognized gains (losses) in market value for securities classified as trading for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Trading securities
Recognized gain (loss) at beginning of period	$133	$52	$146	$8
Recognized gain (loss) at end of period	83	57	83	57
Net recognized (loss) gain for the period	$(50)	$5	$(63)	$49

Net recognized (loss) gain for the period, net of taxes	$(31)	$3	$(39)	$29

There were no reclassifications of marketable securities between trading and available for sale categories during the first six months of 2015 or 2014, and there were no sales of marketable securities which were held as available-for-sale during the first six months of 2015 or 2014.

The following table shows the Company’s investments’ approximate gross unrealized losses and fair value of those securities in a loss position at June 30, 2015 and December 31, 2014. These investments consist of equity securities. As of June 30, 2015 and December 31, 2014, there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	June 30, 2015		December 31, 2014
	(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities – Available-for-sale	$5,310	$633	$3,961	$390
Equity securities – Trading	-	-	-	-
Totals	$5,310	$633	$3,961	$390

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of June 30, 2015 and December 31, 2014, the Company had outstanding borrowings of approximately $13,670,000 and $11,723,000, respectively, under its margin account. Margin account borrowings are used for the purchase of marketable equity securities and as a source of short-term liquidity.

NOTE D: STOCK BASED COMPENSATION

The Company maintains a stock option plan under which incentive stock options and nonqualified stock options may be granted. On March 2, 2006, the Company’s Board of Directors (the “Board”) adopted, and shareholders later approved, the 2006 Stock Option Plan (the “2006 Plan”). Under the 2006 Plan, 750,000 shares were reserved for the issuance of stock options to directors, officers, key employees, and others. The option exercise price under the 2006 Plan is the fair market value of the stock on the date the option is granted. The fair market value is determined by the closing price of the Company’s common stock, on its primary exchange, on the same date that the option is granted. On March 13, 2014, the Company’s Board of Directors adopted, and on May 29, 2014 our shareholders approved, the 2014 Amended and Restated Stock Option and Incentive Plan (the “2014 Plan”) which replaced the 2006 Plan. The shares which remained reserved under the 2006 Plan were carried over to the 2014 Plan and are reserved for the issuance of stock awards to directors, officers, key employees, and others. Stock option exercise price under the 2014 Plan is the fair market value of the stock on the date the option is granted. The restricted stock purchase price under the 2014 Plan shall not be less than 85% of the fair market value of the Company’s common stock on the date the award is made. The fair market value is determined by the average of the highest and lowest sales prices for a share of the Company’s common stock, on its primary exchange, on the same date that the option or award is granted.

Outstanding nonqualified stock options at June 30, 2015, must be exercised within either five or ten years from the date of grant. Outstanding nonqualified stock options granted to members of the Company’s Board of Directors are fully vested while outstanding nonqualified stock options issued to employees vest in increments of 20% each year.

During the first six months of 2015, 1,225 shares of common stock were granted to non-employee directors under the 2014 Plan. This stock award had a grant date fair value of $57.27 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately.

The total grant date fair value of stock and stock options vested during the first six months of 2015 was approximately $154,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the second quarter of 2015 was approximately $49,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first six months of 2015 was approximately $169,000 and includes approximately $70,000 recognized as a result of the grant of 175 shares to each non-employee director during the first quarter of 2015. The recognition of stock-based compensation expense decreased diluted earnings per share reported for the second quarter ending June 30, 2015 by approximately $0.01 but did not have a recognizable impact on basic earnings per share reported for the second quarter ended June 30, 2015. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.01 during the six months ended June 30, 2015. As of June 30, 2015, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $443,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $99,000 in additional compensation expense related to unvested option awards during the remainder of 2015 and to recognize approximately $167,000, $109,000, and $68,000 in additional compensation expense related to unvested option awards during the years 2016, 2017, and 2018, respectively.

The total grant date fair value of stock and stock options vested during the first six months of 2014 was approximately $144,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the second quarter of 2014 was approximately $30,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first six months of 2014 was approximately $115,000 and included approximately $60,000 recognized as a result of the grant of 504 shares to each non-employee director during the first quarter of 2014. The recognition of stock-based compensation expense did not have a recognizable impact on diluted or basic earnings per share reported for the second quarter ending June 30, 2014, but did decrease diluted and basic earnings per common share by approximately $0.01 during the six months ending June 30, 2014.

Information related to stock option activity for the six months ended June 30, 2015 is as follows:

	Shares Under Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding at January 1, 2015	86,348	$11.09
Granted	-	-
Exercised	(19,800)	11.66
Cancelled/forfeited/expired	-	-
Outstanding at June 30, 2015	66,548	$10.92	4.7	$3,136,135

Exercisable at June 30, 2015	32,239	$10.88	2.5	$1,520,612

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on June 30, 2015, was $58.05.

A summary of the status of the Company’s nonvested options and restricted stock as of June 30, 2015 and changes during the six months ended June 30, 2015, is presented below:

Stock Options:

	Number of Options	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2015	48,109	$6.10
Granted	-	-
Canceled/forfeited/expired	-	-
Vested	(13,800)	6.06
Nonvested at June 30, 2015	34,309	$6.11

Restricted Stock:

	Number of Options	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2015	7,600	$42.65
Granted	1,225	57.27
Canceled/forfeited/expired	-	-
Vested	(1,225)	57.27
Nonvested at June 30, 2015	7,600	$42.65

The number, weighted average exercise price, and weighted average remaining contractual life of options outstanding as of June 30, 2015 and the number and weighted average exercise price of options exercisable as of June 30, 2015 are as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$10.44	15,000	2.7	15,000
$10.90	6,000	1.9	6,000
$10.90	29,600	6.9	2,000
$11.22	7,948	5.4	1,239
$11.54	4,000	1.7	4,000
$11.75	4,000	0.7	4,000
	66,548	4.7	32,239

Cash received from option exercises totaled approximately $231,000 and $463,000 during the six months ended June 30, 2015 and June 30, 2014, respectively. The Company issues new shares upon option exercise.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$79,512	87.3	$75,377	93.5	$152,041	87.5	$144,824	93.1
Brokerage and Logistics Services revenue	11,541	12.7	5,229	6.5	21,696	12.5	10,678	6.9
Total revenues	$91,053	100.0	$80,606	100.0	$173,737	100.0	$155,502	100.0

NOTE F: TREASURY STOCK

The Company accounts for Treasury stock using the cost method and as of June 30, 2015, there were 4,050,981 shares held in the treasury at an aggregate cost of approximately $82,674,592. The Company did not repurchase any shares of its common stock during the six months ending June 30, 2015.

NOTE G: ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income for the three and six months ended June 30, 2015:

Unrealized gains and losses on available-for-sale securities
(in thousands)

Balance at March 31, 2015, net of tax of $3,956	$6,464

Other comprehensive income before reclassifications, net of tax of $58	95

Balance at June 30, 2015, net of tax of $4,014	$6,559

Balance at December 31, 2014, net of tax of $3,918	$6,402

Other comprehensive income before reclassifications, net of tax of $96	157

Balance at June 30, 2015, net of tax of $4,014	$6,559

There were no reclassifications out of accumulated other comprehensive income for the three or six months ended June 30, 2015.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)

Net income	$7,039	$4,945	$12,408	$6,302

Basic weighted average common shares outstanding	7,431	7,992	7,428	7,989
Dilutive effect of common stock equivalents	43	43	43	44
Diluted weighted average common shares outstanding	7,474	8,035	7,471	8,033

Basic earnings per share	$0.95	$0.62	$1.67	$0.79
Diluted earnings per share	$0.94	$0.62	$1.66	$0.78

As of June 30, 2015 and June 30, 2014, there were no options outstanding to purchase shares of common stock that had an anti-dilutive effect on the computation of diluted earnings per share.

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of June 30, 2015, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of June 30, 2015, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the six months ended June 30, 2015 and 2014, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

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

At June 30, 2015, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$27,459	$27,459	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at June 30, 2015 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$102,965	$103,091

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE AND LONG-TERM DEBT

During the first six months of 2015, the Company’s subsidiaries entered into installment obligations totaling approximately $32.7 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments ranging from 36 months to 60 months at a weighted average interest rate of 2.27%.

NOTE L: OFF-BALANCE SHEET ARRANGEMENTS

During the first six months of 2015, the Company’s subsidiaries entered into an operating lease for the lease of 50 trucks. Revenue equipment held under operating leases is not carried on our balance sheet and the respective lease payments are reflected in our consolidated statement of operations as a component of the Rents and purchased transportation category. Rent expense related to revenue equipment under operating leases totaled $2.7 million and $5.3 million for the three and six months ended June 30, 2015, respectively.

Leases for revenue equipment under non-cancellable operating leases expire at various dates through 2018. Future minimum lease payments related to non-cancellable leases for revenue equipment at June 30, 2015 are:

(in thousands)
2015	$4,405
2016	9,822
2017	6,145
2018	188
Total future minimum lease payments	$20,560

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

NOTE N: SUBSEQUENT EVENTS

On May 22, 2015, the Company commenced a tender offer to repurchase up to 80,000 shares of the Company’s outstanding common stock at a price of up to $63 per share. On June 23, 2015, the Company extended the offer and increased the offer from 80,000 shares to 150,000 shares. Following the expiration of the tender offer on July 9, 2015, the Company accepted 298,566 shares of its common stock for purchase at $59.00 per share, including 148,566 oversubscribed shares tendered, at an aggregate purchase of approximately $17.6 million, excluding fees and expenses related to the offer. The Company funded the purchase of the accepted shares tendered with available cash.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 87.3% and 93.5% of total revenues, excluding fuel surcharges for the three months ended June 30, 2015 and 2014, respectively. Truckload services revenues, excluding fuel surcharges, represented 87.5% and 93.1% of total revenues, excluding fuel surcharges for the six months ended June 30, 2015 and 2014, respectively. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefits costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge (and fuel expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended June 30, 2015 and 2014, approximately $17.0 million and $23.7 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the six months ended June 30, 2015 and 2014, approximately $33.8 million and $46.7 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	33.0	35.7	34.1	36.5
Operating supplies and expenses (1)	9.0	11.9	8.9	14.0
Rent and purchased transportation	28.7	22.6	27.8	22.6
Depreciation	9.7	12.2	10.0	12.6
Insurance and claims	5.0	5.2	4.9	5.3
Other	2.8	3.3	3.0	3.3
Gain on sale or disposal of property	(2.6)	(2.0)	(2.1)	(2.0)
Total operating expenses	85.6	88.9	86.6	92.3
Operating income	14.4	11.1	13.4	7.7
Non-operating income	0.3	0.4	0.3	0.4
Interest expense	(0.8)	(1.0)	(0.8)	(1.1)
Income before income taxes	13.9	10.5	12.9	7.0

(1)

During the first quarter of 2015, the Company began to classify payments for fuel, operating taxes and licenses, and communications and utilities as operating supplies and expenses rather than separately as had been presented in reports prior to the period ended March 31, 2015. This reclassification has no effect on operating income, net income or earnings per share. The Company has made corresponding reclassifications to comparative periods shown.

THREE MONTHS ENDED JUNE 30, 2015 VS. THREE MONTHS ENDED JUNE 30, 2014

During the second quarter of 2015, truckload services revenue, before fuel surcharges, increased 5.5% to $79.5 million as compared to $75.4 million during the second quarter of 2014. The increase was primarily due to an increase in the number of miles traveled which was due to an increase in both the number of trucks operating in the fleet and an increase in equipment utilization. Also contributing was an increase in the average rate charged to customers for our services. The average number of trucks operating in the fleet increased from 1,778 trucks during the second quarter of 2014 to 1,818 trucks during the second quarter of 2015 while the average miles traveled per truck each work day increased from 472 miles during the second quarter of 2014 to 478 miles during the second quarter of 2015. The increase in truck count combined with the increase in average daily utilization resulted in an increase in the total number of miles traveled from 53.7 million miles during the second quarter of 2014 to 55.6 million miles traveled during the second quarter of 2015. The average rate charged to customers per total mile during the second quarter of 2015 increased $0.03 as compared to the average rate charged during the second quarter of 2014.

Salaries, wages and benefits decreased from 35.7% of revenues, before fuel surcharges, in the second quarter of 2014 to 33.0% of revenues, before fuel surcharges, during the second quarter of 2015. The percentage decrease relates primarily to a decrease in company driver wages paid during the second quarter of 2014 as compared to company driver wages paid during the second quarter of 2015. Our driver pool consists of both company drivers and third-party owner operator drivers. Company drivers are employees of the Company and perform services in company-owned equipment while owner-operator drivers provide services, under contract, using their own equipment. While each group is generally compensated on a per-mile basis, owner-operator payments are classified in the Company’s financial statements under Rent and purchased transportation. The percentage-based decrease in Salaries, wages and benefits primarily resulted from a decrease in the proportion of total miles driven by company drivers during the second quarter of 2015 in comparison to the proportion of total miles driven by company drivers during the second quarter of 2014. This proportional increase was the result of an increase in the average number of owner operators under contract from 341 during the second quarter of 2014 to 402 during the second quarter of 2015.

Operating supplies and expenses decreased from 11.9% of revenues, before fuel surcharges, during the second quarter of 2014 to 9.0% of revenues, before fuel surcharges, during the second quarter of 2015. The decrease relates primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel and to an increase in the average miles-per-gallon (“mpg”) experienced during the second quarter of 2015 as compared to second quarter of 2014. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased as a result of more favorable fuel surcharge arrangements made with customers and to an increase in the number of owner operators in our fleet. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner operators for their services is reported along with their base rate of pay in the Rent and purchased transportation category. These categorizations have the effect of reducing our net operating supplies and expenses while increasing the Rent and purchased transportation category, as discussed below. The average mpg experienced increased during the second quarter of 2015 as compared to the mpg experienced during the second quarter of 2014 as a result of replacing older trucks with newer trucks, which are more fuel efficient and equipped with auxiliary power units. Partially offsetting the decrease was an increase in amounts paid for driver recruiting and driver training schools during the second quarter of 2015 as compared to amounts paid during second quarter of 2014. The increase in driver recruiting and training costs are a result of heightened competition for qualified drivers as industry demand has increased and increased regulations have forced some drivers to exit the profession.

Rents and purchased transportation increased from 22.6% of revenues, before fuel surcharges, during the second quarter of 2014 to 28.7% of revenues, before fuel surcharges, during the second quarter of 2015. The increase was primarily due to an increase in driver lease expense as the average number of owner operators under contract increased from 341 during the second quarter of 2014 to 402 during the second quarter of 2015. Also contributing to the increase was an increase in lease payments associated with the lease of an additional 324 trucks leased after the end of the second quarter of 2014. The increase in costs in this category, as they relate to the increase in owner operators, are partially offset by a decrease in other cost categories, such as repairs and fuel, which are generally borne by the owner operator.

Depreciation decreased from 12.2% of revenues, before fuel surcharges, during the second quarter of 2014 to 9.7% of revenues, before fuel surcharges, during the second quarter of 2015. The decrease relates primarily to a decrease in the average number of company-owned trucks as a result of operating lease arrangements entered into throughout 2014 and early 2015. As of June 30, 2015, the Company’s fleet consists of 470 leased trucks. The lease payments associated with these leases are reported in the Rents and purchased transportation category. This reduction was partially offset by an increase in depreciation related to purchases of new trailers which replaced older trailers within the fleet. These new trailer replacements have a significantly higher purchase price than those trailers that are being replaced and are being depreciated over a shorter period of time as the Company accelerates its trailer replacement cycle from every ten years to a replacement cycle of every seven years. This reduction in replacement cycle, combined with a higher purchase price, results in higher depreciation expense over a shorter period of time. The decrease in the trailer replacement cycle time is intended to improve driver and customer satisfaction and to reduce maintenance costs as well as increase fleet efficiency by reducing maintenance down-time.

Other expenses decreased from 3.3% of revenues, before fuel surcharges, during the second quarter of 2014 to 2.8% of revenues, before fuel surcharges, during the second quarter of 2014. The decrease relates primarily to a decrease in amounts expensed for professional services in relation to claims litigation.

Gains on sale or disposal of property increased from 2.0% during the second quarter of 2014 to 2.6% during the second quarter of 2015. The increase relates primarily an increase in the number of trailers sold and to a more favorable used equipment market for trailers.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 88.9% for the second quarter 2014 to 85.6% for the second quarter of 2015.

SIX MONTHS ENDED JUNE 30, 2015 VS. SIX MONTHS ENDED JUNE 30, 2014

For the first six months ended June 30, 2015, truckload services revenue, before fuel surcharges, increased 5.0% to $152.0 million as compared to $144.8 million for the first six months ended June 30, 2014. The increase was primarily due to an increase in the number of miles traveled due to an increase in both the number of trucks operating in the fleet and an increase in equipment utilization. Also contributing was an increase in the average rate charged to customers for our services. The average number of trucks operating in the fleet increased from 1,795 trucks during the first six months of 2014 to 1,805 trucks during the first six months of 2015 while the average miles traveled per truck each work day increased from 459 miles during the first six months of 2014 to 469 miles during the first six months of 2015. The increase in truck count combined with the increase in average daily utilization resulted in an increase in the total number of miles traveled from 104.7 million miles during the first six months of 2014 to 107.4 million miles traveled during the first six months of 2015. The average rate charged to customers per total mile during the first six months of 2015 increased $0.03 as compared to the average rate charged during the first six months of 2014.

Salaries, wages and benefits decreased from 36.5% of revenues, before fuel surcharges, in the first six months of 2014 to 34.1% of revenues, before fuel surcharges, during the first six months of 2015. The percentage decrease relates primarily to a decrease in company driver wages paid during the first six months of 2015 as compared to company driver wages paid during the first six months of 2014. Our driver pool consists of both company drivers and third-party owner operator drivers. Company drivers are employees of the Company and perform services in company-owned equipment while owner-operator drivers provide services, under contract, using their own equipment. While each group is generally compensated on a per-mile basis, owner-operator payments are classified in the Company’s financial statements under Rent and purchased transportation. The percentage-based decrease in Salaries, wages and benefits primarily resulted from a decrease in the proportion of total miles driven by company drivers during the first six months of 2015 in comparison to the proportion of total miles driven by company drivers during the first six months of 2014. This proportional increase was the result of an increase in the average number of owner operators under contract from 347 during the first six months of 2014 to 382 during the first six months of 2015. Also contributing to the decrease was a decrease in costs associated with employee workers’ compensation benefits during the first six months of 2015 as compared to the first six months of 2014.

Operating supplies and expenses decreased from 14.0% of revenues, before fuel surcharges, during the first six months of 2014 to 8.9% of revenues, before fuel surcharges, during the first six months of 2015. The decrease relates primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel and to an increase in the average miles-per-gallon (“mpg”) experienced during the first six months of 2015 as compared to the first six months of 2014. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased as a result of more favorable fuel surcharge arrangements made with customers and to an increase in the number of owner operators in our fleet. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner operators for their services is reported along with their base rate of pay in the Rent and purchased transportation category. These categorizations have the effect of reducing our net operating supplies and expenses while increasing the Rent and purchased transportation category, as discussed below. The average mpg experienced increased during the first six months of 2015 as compared to the mpg experienced during the first six months of 2014 as a result of replacing older trucks with newer trucks, which are more fuel efficient and equipped with auxiliary power units. Partially offsetting the decrease was an increase in amounts paid for driver recruiting and driver training schools during the first six months of 2015 as compared to amounts paid during first six months of 2014. The increase in driver recruiting and training costs are a result of heightened competition for qualified drivers as industry demand has increased and increased regulations have forced some drivers to exit the profession.

Rent and purchased transportation increased from 22.6% of revenues, before fuel surcharges, during the first six months of 2014 to 27.8% of revenues, before fuel surcharges, during the first six months of 2015. The increase was primarily due to an increase in driver lease expense as the average number of owner operators under contract increased from 347 during the first six months of 2014 to 382 during the first six months of 2015. Also contributing to the increase was an increase in lease payments associated with the lease of an additional 324 trucks leased after the end of the first six months of 2014. The increase in costs in this category, as they relate to the increase in owner operators, are partially offset by a decrease in other cost categories, such as repairs and fuel, which are generally borne by the owner operator.

Depreciation decreased from 12.6% of revenues, before fuel surcharges, during the first six months of 2014 to 10.0% of revenues, before fuel surcharges, during the first six months of 2015. The decrease relates primarily to a decrease in the average number of company-owned trucks as a result of operating lease arrangements entered into throughout 2014 and early 2015. As of June 30, 2015, the Company’s fleet consists of 470 leased trucks. The lease payments associated with these leases are reported in the Rents and purchased transportation category. This reduction was partially offset by an increase in depreciation related to purchases of new trailers which replaced older trailers within the fleet. These new trailer replacements have a significantly higher purchase price than those trailers that are being replaced and are being depreciated over a shorter period of time as the Company accelerates its trailer replacement cycle from every ten years to a replacement cycle of every seven years. This reduction in replacement cycle, combined with a higher purchase price, results in higher depreciation expense over a shorter period of time. The decrease in the trailer replacement cycle time is intended to improve driver and customer satisfaction and to reduce maintenance costs as well as increase fleet efficiency by reducing maintenance down-time.

Insurance and claims decreased from 5.3% of revenues, before fuel surcharges, during the first six months of 2014 to 4.9% of revenues, before fuel surcharges, during the first six months of 2015. The decrease relates primarily to a decrease in the amount reserved for the anticipated settlement of a lawsuit, which claims that the Company was in violation of minimum wage laws with regard to certain activities performed by employee drivers and is discussed in the section “Legal Proceedings” in Part II, Item 1, of this Report.

Other expenses decreased from 3.3% of revenues, before fuel surcharges, during the first six months of 2014 to 3.0% of revenues, before fuel surcharges, during the first six months of 2015. The decrease relates primarily to a decrease in amounts expensed for professional services in relation to claims litigation.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 92.3% for the first six months 2014 to 86.6% for the first six months of 2015.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(percentages)
Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	2.7	2.6	2.6	2.7
Rent and purchased transportation	92.9	93.5	93.7	93.3
Other	0.8	0.4	0.7	0.5
Total operating expenses	96.4	96.5	97.0	96.5
Operating income	3.6	3.5	3.0	3.5
Non-operating income	0.1	0.1	0.1	0.1
Interest expense	(0.3)	(0.2)	(0.3)	(0.3)
Income before income taxes	3.4	3.4	2.8	3.3

THREE MONTHS ENDED JUNE 30, 2015 VS. THREE MONTHS ENDED JUNE 30, 2014

During the second quarter of 2015, logistics and brokerage services revenue, before fuel surcharges, increased 120.7% to $11.5 million as compared to $5.2 million during the second quarter of 2014. The increase relates to an increase in the number of brokered loads during the second quarter of 2015 as compared to the second quarter of 2014.

Salaries, wages and benefits increased from 2.6% of revenues, before fuel surcharges, in the second quarter of 2014 to 2.7% of revenues, before fuel surcharges, during the second quarter of 2015. The increase relates to an increase in the number of employees assigned to the logistics and brokerage services division.

Rents and purchased transportation decreased from 93.5% of revenues, before fuel surcharges, during the second quarter of 2014 to 92.9% of revenues, before fuel surcharges during the second quarter of 2015. The decrease relates to a decrease in the negotiated amounts paid to third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 96.5% for the second quarter of 2014 to 96.4% for the second quarter of 2015.

SIX MONTHS ENDED JUNE 30, 2015 VS. SIX MONTHS ENDED JUNE 30, 2014

During the first six months of 2015, logistics and brokerage services revenue, before fuel surcharges, increased 103.2% to $21.7 million as compared to $10.7 million during the first six months of 2014. The increase relates to an increase in the number of brokered loads during the first six months of 2015 as compared to the first six months of 2014.

Salaries, wages and benefits decreased from 2.7% of revenues, before fuel surcharges, during the first six months of 2014 to 2.6% of revenues, before fuel surcharges, during the first six months of 2015. The decrease relates to the interaction of wages with fixed-cost characteristics with an increase in revenues for the periods compared.

Rents and purchased transportation increased from 93.3% of revenues, before fuel surcharges, during the first six months of 2014 to 93.7% of revenues, before fuel surcharges during the first six months of 2015. The increase relates to an increase in negotiated amounts paid to third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 96.5% for the first six months of 2014 to 97.0% for the first six months of 2015.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED JUNE 30, 2015 VS. THREE MONTHS ENDED JUNE 30, 2014

Net income for all divisions was approximately $7.0 million, or 7.7% of revenues, before fuel surcharge for the second quarter of 2015 as compared to a net income of $4.9 million, or 6.1% of revenues, before fuel surcharge for the second quarter of 2014. The increase in net income resulted in diluted earnings per share of $0.94 for the second quarter of 2015 as compared to diluted earnings per share of $0.62 for the second quarter of 2014.

SIX MONTHS ENDED JUNE 30, 2015 VS. SIX MONTHS ENDED JUNE 30, 2014

Net income for all divisions was approximately $12.4 million, or 7.1% of revenues, before fuel surcharge for the first six months of 2015 as compared to a net income of $6.3 million, or 4.1% of revenues, before fuel surcharge for the first six months of 2014. The increase in net income resulted in diluted earnings per share of $1.66 for the first six months of 2015 as compared to diluted earnings per share of $0.78 for the first six months of 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our lines of credit, installment notes, and investment margin account.

During the first six months of 2015, we generated $37.1 million in cash from operating activities. Investing activities used $24.2 million in cash in the first six months of 2015. Financing activities used $18.8 million in cash in the first six months of 2015.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first six months of 2015, we utilized cash on hand, installment notes, and our lines of credit to finance purchases of revenue equipment and other assets of approximately $44.3 million.

Occasionally, we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 60 months. During the first six months of 2015, the Company’s subsidiary, P.A.M. Transport, Inc. entered into installment obligations totaling approximately $32.7 million for the purpose of purchasing revenue equipment. These obligations are payable in either 36 monthly installments or 60 monthly installments at interest rates ranging from 2.10% to 2.39%.

During the remainder of 2015, we expect to purchase or lease approximately 620 new trucks and 430 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $65.5 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future.

During the first six months of 2015 we maintained a $40.0 million revolving line of credit. Amounts outstanding under the line of credit bear interest at LIBOR (determined as of the first day of each month) plus 1.50% (1.70% at June 30, 2015), are secured by our accounts receivable and mature on June 1, 2017. At June 30, 2015 outstanding advances on the line of credit were approximately $1.1 million, consisting entirely of letters of credit, with availability to borrow $38.9 million.

Cash and cash equivalents decreased from $27.6 million at December 31, 2014 to $21.7 million at June 30, 2015. The decrease relates primarily to the payment of $28.7 million for treasury stock under a tender offer completed during the fourth quarter of 2014. The cash balances were replenished during the second quarter of 2015 through cash flows from continuing operations and the sale of older revenue equipment which was replaced with new revenue equipment subject to installment debt financing agreements.

Trade accounts receivable increased from $53.0 million at December 31, 2014 to $55.9 million at June 30, 2015. The increase relates to a general increase in freight revenues, which flows through the accounts receivable account, during the second quarter of 2015 as compared to the last quarter of 2014.

Accounts receivable-other decreased from $11.5 million at December 31, 2014 to $7.2 million at June 30, 2015. The decrease relates primarily to a decrease in amounts receivable from the Company’s third-party qualified intermediary. The Company contracts with a third-party qualified intermediary in order to accomplish tax-deferred, like-kind exchanges related to its revenue equipment. Under the program, dispositions of eligible trucks or trailers and acquisitions of replacement trucks or trailers are made in a form whereby any associated tax gains related to the disposal are deferred. To qualify for like-kind exchange treatment, we exchange, through our qualified intermediary, eligible trucks or trailers being disposed with trucks or trailers being acquired. Amounts held by the Company’s third-party qualified intermediary are dependent on the timing and extent of the Company’s revenue equipment sales and/or purchase activities which can fluctuate significantly from period-to-period.

Prepaid expenses and deposits decreased from $10.1 million at December 31, 2014 to $6.6 million at June 30, 2015. The decrease relates to the amortization of prepaid truck and trailer license fees as well as prepaid insurance premiums. Truck and trailer registration fees of approximately $2.2 million and insurance premiums of approximately $1.3 million were paid in advance in December 2014. These prepaid expenses will continue to be amortized to expense through the remainder of the year.

Marketable equity securities increased from $24.9 million at December 31, 2014 to $27.5 million at June 30, 2015. The increase was related to purchases of equity securities with a cost basis of approximately $2.4 million during the first six months of 2015.

Revenue equipment, at June 30, 2015, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units and auxiliary power units, increased approximately $19.9 million as compared to December 31, 2014. The increase relates to the purchase of new trucks and trailers in a greater quantity than the quantity of trucks and trailers sold. The increase is also reflective of the higher purchase price of new trucks and trailers compared to the trucks and trailers which are being replaced and sold.

Accounts payable decreased from $41.7 million at December 31, 2014 to $28.1 million at June 30, 2015. The $13.6 million decrease was primarily related to the payment during the first quarter of 2015 for treasury stock purchased under a tender offer completed during the fourth quarter of 2014 in the amount of $28.7 million, as discussed above. This reduction was partially offset by an increase of $9.6 million in amounts accrued for fixed asset purchases which were not due for payment by the end of the second quarter 2015 and to an increase of $3.7 million in amounts accrued at the end of the period which were payable to third party logistics and brokerage service providers. Accounts payable accruals can vary significantly at the end of each reporting period depending on the timing of the actual date of payment in relation to the last day of the reporting period.

Accrued expenses and other liabilities increased from $27.5 million at December 31, 2014 to $31.6 million at June 30, 2015. The increase was primarily related to a $3.0 million increase in amounts accrued at the end of the period which were payable to company drivers and third-party owner-operator drivers. Accrued expense accruals can vary significantly at the end of each reporting period depending on the timing of the actual date of payment in relation to the last day of the reporting period. Also contributing to the increase was an increase of $1.9 million of margin account borrowings which were used for the purchase of investments in marketable equity securities. The Company periodically uses this margin account for the purchase of marketable equity securities and as a source of short-term liquidity. This increase was partially offset by a $1.0 million reduction in amounts accrued for litigation claims due to adjusted settlement amounts and payments.

Current maturities of long term-debt and long-term debt fluctuations are reviewed on an aggregate basis as the classification of amounts in each category are typically affected merely by the passage of time. Current maturities of long-term debt and long-term debt, on an aggregate basis, increased from $95.2 million at December 31, 2014 to $103.0 million at June 30, 2015. The increase was primarily related to the net effect of additional borrowings made during the first six months of 2015 and installment note payments made during the first six months of 2015.

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

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities increased to $27.5 million at June 30, 2015 from $24.9 million at December 31, 2014. The increase during the first six months of 2015 includes an increase in fair market value of $0.2 million and purchases of equity securities with a cost basis of $2.4 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $2.8 million. For additional information with respect to the marketable equity securities, see Note C to our condensed consolidated financial statements.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: August 7, 2015	By: /s/ Daniel H. Cushman
Daniel H. Cushman
President and Chief Executive Officer
(principal executive officer)

Dated: August 7, 2015	By: /s/ Allen W. West
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