Form 10-Q
period 2015-09-30
PAM TRANSPORTATION SERVICES INC
filed 2015-11-05
CIK 798287

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 27, 2015
Common Stock, $.01 Par Value	7,114,761

P.A.M. TRANSPORTATION SERVICES, INC.

Form 10-Q

For The Quarter Ended September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) (in thousands, except share and per share data)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$1,171	$27,649
Accounts receivable-net:
Trade, less allowance of $2,037 and $1,611, respectively	55,189	52,983
Other	6,665	11,469
Inventories	1,745	1,306
Prepaid expenses and deposits	6,676	10,110
Marketable equity securities	24,952	24,895
Income taxes refundable	1,826	507
Total current assets	98,224	128,919

Property and equipment:
Land	5,224	4,924
Structures and improvements	16,795	16,165
Revenue equipment	322,992	279,079
Office furniture and equipment	9,772	9,257
Total property and equipment	354,783	309,425
Accumulated depreciation	(105,079)	(116,178)
Net property and equipment	249,704	193,247

Other assets	2,447	2,439

TOTAL ASSETS	$350,375	$324,605

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,837	$41,695
Accrued expenses and other liabilities	30,788	27,517
Current maturities of long-term debt	39,037	42,908
Deferred income taxes-current	2,676	2,951
Total current liabilities	105,338	115,071

Long-term debt-less current portion	79,650	52,293
Deferred income taxes-less current portion	67,044	57,125
Other long-term liabilities	-	131
Total liabilities	252,032	224,620

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,495,571 and 11,474,096 shares issued; 7,114,761 and 7,423,115 shares outstanding at September 30, 2015 and December 31, 2014, respectively	115	115
Additional paid-in capital	80,380	79,926
Accumulated other comprehensive income	5,381	6,402
Treasury stock, at cost; 4,380,810 and 4,050,981 shares, respectively	(101,779)	(82,501)
Retained earnings	114,246	96,043
Total shareholders’ equity	98,343	99,985

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$350,375	$324,605

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
OPERATING REVENUES:
Revenue, before fuel surcharge	$92,076	$82,158	$265,813	$237,660
Fuel surcharge	15,034	24,901	48,813	71,563
Total operating revenues	107,110	107,059	314,626	309,223

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	26,533	28,333	79,032	81,400
Operating supplies and expenses	21,912	31,696	69,202	98,560
Rent and purchased transportation	35,255	23,037	97,883	65,756
Depreciation	8,452	9,037	23,753	27,329
Insurance and claims	3,889	4,475	11,246	12,125
Other	2,200	2,657	6,867	7,582
Gain on disposition of equipment	(1,357)	(626)	(4,611)	(3,414)
Total operating expenses and costs	96,884	98,609	283,372	289,338

OPERATING INCOME	10,226	8,450	31,254	19,885

NON-OPERATING (EXPENSE) INCOME	(732)	594	385	1,125
INTEREST EXPENSE	(132)	(632)	(1,992)	(2,238)

INCOME BEFORE INCOME TAXES	9,362	8,412	29,647	18,772

FEDERAL AND STATE INCOME TAX EXPENSE:
Current	337	569	1,176	1,185
Deferred	3,230	2,786	10,268	6,228
Total federal and state income tax expense	3,567	3,355	11,444	7,413

NET INCOME	$5,795	$5,057	$18,203	$11,359

INCOME PER COMMON SHARE:
Basic	$0.81	$0.63	$2.48	$1.42
Diluted	$0.80	$0.63	$2.46	$1.41

AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,186	7,993	7,346	7,990
Diluted	7,219	8,032	7,385	8,034

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Comprehensive Income (unaudited) (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

NET INCOME	$5,795	$5,057	$18,203	$11,359

Other comprehensive income, net of tax:

Reclassification adjustment for realized gains on marketable securities included in net income (1)	-	(121)	-	(121)

Reclassification adjustment for unrealized losses on marketable securities included in net income, net of income taxes (2)	359	-	359	1

Changes in fair value of marketable securities (3)	(1,537)	(360)	(1,380)	772

COMPREHENSIVE INCOME	$4,617	$4,576	$17,182	$12,011

__________
(1) Net of deferred income taxes of $0, $(74), $0, and $(74), respectively.
(2) Net of deferred income taxes of $220, $0, $220, and $0, respectively.
(3) Net of deferred income taxes of $(940), $(220), $(844), and $473, respectively.

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Nine Months Ended
	September 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$18,203	$11,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,753	27,329
Bad debt expense	432	506
Sale leaseback deferred gain amortization	(168)	(149)
Stock compensation-net of excess tax benefits	218	146
Provision for deferred income taxes	10,268	6,228
Reclassification of unrealized loss on marketable equity securities	579	1
Recognized loss (gain) on marketable equity securities	73	(364)
Gain on sale or disposal of equipment	(4,611)	(3,414)
Changes in operating assets and liabilities:
Accounts receivable	(5,853)	(3,515)
Prepaid expenses, deposits, inventories, and other assets	2,987	(315)
Income taxes refundable	(1,319)	230
Income taxes payable	-	27
Trade accounts payable	20,628	1,256
Accrued expenses and other liabilities	1,751	4,149
Net cash provided by operating activities	66,941	43,474

INVESTING ACTIVITIES:
Purchases of property and equipment	(106,230)	(22,901)
Proceeds from disposition of equipment	29,888	28,403
Change in restricted cash	8,019	(2,275)
Sales of marketable equity securities	18	439
Purchases of marketable equity securities, net of return of capital	(2,372)	(931)
Net cash (used in) provided by investing activities	(70,677)	2,735

FINANCING ACTIVITIES:
Borrowings under line of credit	407,317	365,015
Repayments under line of credit	(406,860)	(362,140)
Borrowings of long-term debt	64,752	19,299
Repayments of long-term debt	(41,723)	(51,821)
Borrowings under margin account	2,546	1,030
Repayments under margin account	(989)	(1,117)
Repurchases of common stock	(48,021)	(16,006)
Exercise of stock options	236	841
Net cash used in financing activities	(22,742)	(44,899)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(26,478)	1,310

CASH AND CASH EQUIVALENTS-Beginning of period	27,649	1,172

CASH AND CASH EQUIVALENTS-End of period	$1,171	$2,482

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$2,009	$2,256
Income taxes	$2,495	$927

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$336	$387

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Shareholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2015	7,423	$115	$79,926	$6,402	$(82,501)	$96,043	$99,985

Net Income						18,203	18,203

Other comprehensive loss, net of tax of $624				(1,021)			(1,021)

Exercise of stock options and stock awards-shares issued including tax benefits	21	-	236				236

Treasury stock repurchases	(329)				(19,278)		(19,278)

Share-based compensation			218				218

Balance at September 30, 2015	7,115	$115	$80,380	$5,381	$(101,779)	$114,246	$98,343

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2015

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine-month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

During the first quarter of 2015, the Company began to classify payments for fuel and operating taxes and licenses as operating supplies and expenses, and communications and utilities as other expenses, rather than separately as had been presented in reports prior to the period ended March 31, 2015. This reclassification has no effect on operating income, net income or earnings per share. The Company has made corresponding reclassifications to comparative periods shown.

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

In May 2014, the FASB issued ASU No. 2014-09, (“ASU 2014-09”), Revenue from Contracts with Customers. The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The adoption of this guidance will not have a material effect on the Company’s financial condition, results of operations, or cash flows.

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

In July 2015, the FASB issued ASU 2015-11, (“ASU 2015-11”), Simplifying the Measurement of Inventory. The amendments in this update require entities that measure inventory using the first-in, first out or average cost methods to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective on a prospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, with earlier application permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial condition, results of operations, or cash flows.

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

For the quarter ended September 30, 2015, the evaluation resulted in an impairment charge of approximately $579,000 in the Company’s non-operating income in its statement of operations. For the quarter ended September 30, 2014, an impairment charge was not necessary.

For the nine-month period ended September 30, 2015, the evaluation resulted in an impairment charge of approximately $579,000 in the Company’s non-operating income in its statement of operations. For the nine-month period ended September 30, 2014, the evaluation resulted in an impairment charge of approximately $1,000 in the Company’s non-operating income in its statement of operations.

The following table sets forth cost, market value and unrealized gains on equity securities classified as available-for-sale and equity securities classified as trading as of September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
	(in thousands)
Available-for-sale securities
Fair market value	$24,736	$24,592
Cost	16,061	14,272
Unrealized gain	$8,675	$10,320

Trading securities
Fair market value	$216	$303
Cost	157	157
Unrealized gain	$59	$146

Total
Fair market value	$24,952	$24,895
Cost	16,218	14,429
Unrealized gain	$8,734	$10,466

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities that are classified as available-for-sale as of September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
	(in thousands)
Available-for-sale securities:
Gross unrealized gains	$10,078	$10,710
Gross unrealized losses	1,403	390
Net unrealized gains	$8,675	$10,320

As of September 30, 2015 and December 31, 2014, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $5,381,000 and $6,402,000, respectively.

For the nine months ended September 30, 2015, the Company had net unrealized losses in market value on securities classified as available-for-sale of approximately $1,011,000, net of deferred income taxes. For the year ended December 31, 2014, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $237,000, net of deferred income taxes.

For the quarter ended September 30, 2015, the Company recognized dividends of approximately $288,000 in non-operating income in its statements of operations. For the quarter ended September 30, 2014, the Company recognized dividends of approximately $238,000 in non-operating income in its statements of operations.

As of September 30, 2015, the Company's marketable securities that were classified as trading had gross recognized gains of approximately $59,000 and no gross recognized losses. As of September 30, 2014, the Company's marketable securities that were classified as trading had gross recognized gains of approximately $89,000 and no gross recognized losses.

The following table shows recognized gains (losses) in market value for securities classified as trading for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Trading securities
Recognized gain at beginning of period	$83	$57	$146	$8
Recognized gain at end of period	59	89	59	89
Net recognized (loss) gain for the period	$(24)	$32	$(87)	$81

Net recognized (loss) gain for the period, net of taxes	$(15)	$20	$(54)	$50

There were no reclassifications of marketable securities between trading and available for sale categories during the first nine months of 2015 or 2014.

The following table shows the Company’s realized gains during the first nine months of 2015 and 2014 on certain securities which were held as available-for sale. The cost of securities sold is based on the specific identification method and interest and dividends on securities are included in non-operating income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Realized gains
Sale proceeds	$18	$439	$18	$439
Cost of securities sold	4	156	4	156
Realized gains	$14	$283	$14	$283

Realized gains, net of taxes	$9	$171	$9	$171

The following table shows the Company’s investments’ approximate gross unrealized losses and fair value of those securities in a loss position at September 30, 2015 and December 31, 2014. These investments consist of equity securities. As of September 30, 2015 and December 31, 2014, there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

	September 30, 2015		December 31, 2014
	(in thousands)
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities – Available-for-sale	$5,595	$1,403	$3,961	$390
Equity securities – Trading	-	-	-	-
Totals	$5,595	$1,403	$3,961	$390

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of September 30, 2015 and December 31, 2014, the Company had outstanding borrowings of approximately $13,280,000 and $11,723,000, respectively, under its margin account. Margin account borrowings are used for the purchase of marketable equity securities and as a source of short-term liquidity.

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

Outstanding nonqualified stock options at September 30, 2015, must be exercised within either five or ten years from the date of grant. Outstanding nonqualified stock options granted to members of the Company’s Board of Directors are fully vested while outstanding nonqualified stock options issued to employees vest in increments of 20% each year.

During the first nine months of 2015, 1,225 shares of common stock were granted to non-employee directors under the 2014 Plan. This stock award had a grant date fair value of $57.27 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately.

The total grant date fair value of stock and stock options vested during the first nine months of 2015 was approximately $158,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the third quarter of 2015 was approximately $49,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first nine months of 2015 was approximately $218,000 and includes approximately $70,000 recognized as a result of the grant of 175 shares to each non-employee director during the first quarter of 2015. The recognition of stock-based compensation expense decreased diluted earnings per share reported for the third quarter ending September 30, 2015 by approximately $0.01 but did not have a recognizable impact on basic earnings per share reported for the third quarter ended September 30, 2015. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.02 during the nine months ended September 30, 2015. As of September 30, 2015, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $394,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $50,000 in additional compensation expense related to unvested option awards during the remainder of 2015 and to recognize approximately $167,000, $109,000, and $68,000 in additional compensation expense related to unvested option awards during the years 2016, 2017, and 2018, respectively.

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

Information related to stock option activity for the nine months ended September 30, 2015 is as follows:

	Shares Under Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding at January 1, 2015	86,348	$11.09
Granted	-	-
Exercised	(20,250)	11.65
Cancelled/forfeited/expired	-	-
Outstanding at September 30, 2015	66,098	$10.92	4.4	$1,462,611

Exercisable at September 30, 2015	32,393	$10.88	2.3	$717,999

___________________________

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on September 30, 2015, was $33.05.

A summary of the status of the Company’s nonvested options and restricted stock as of September 30, 2015 and changes during the nine months ended September 30, 2015, is presented below:

Stock Options:

	Number of Options	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2015	48,109	$6.10
Granted	-	-
Canceled/forfeited/expired	-	-
Vested	(14,404)	6.07
Nonvested at September 30, 2015	33,705	$6.11

Restricted Stock:

	Number of Options	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2015	7,600	$42.65
Granted	1,225	57.27
Canceled/forfeited/expired	-	-
Vested	(1,225)	57.27
Nonvested at September 30, 2015	7,600	$42.65

The number, weighted average exercise price, and weighted average remaining contractual life of options outstanding as of September 30, 2015 and the number and weighted average exercise price of options exercisable as of September 30, 2015 are as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$10.44	15,000	2.4	15,000
$10.90	6,000	1.7	6,000
$10.90	29,600	6.7	2,000
$11.22	7,498	5.2	1,393
$11.54	4,000	1.4	4,000
$11.75	4,000	0.4	4,000
	66,098	4.4	32,393

Cash received from option exercises totaled approximately $236,000 and $841,000 during the nine months ended September 30, 2015 and September 30, 2014, respectively. The Company issues new shares upon option exercise.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$80,220	87.1	$76,036	92.5	$232,261	87.4	$220,860	92.9
Brokerage and Logistics Services revenue	11,856	12.9	6,122	7.5	33,552	12.6	16,800	7.1
Total revenues	$92,076	100.0	$82,158	100.0	$265,813	100.0	$237,660	100.0

NOTE F: TREASURY STOCK

The Company’s stock repurchase program has been extended and expanded several times, most recently in May 2014, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. During the nine months ended September 30, 2015, the Company repurchased 31,263 shares of its common stock at an aggregate cost of approximately $1,495,000 under this program.

On May 22, 2015, the Company commenced a tender offer to repurchase up to 80,000 shares of the Company’s outstanding common stock at a price of up to $63.00 per share. On June 23, 2015, the Company extended the offer and increased the offer from 80,000 shares to 150,000 shares. Upon expiration of the tender offer on July 9, 2015, the Company accepted 298,566 shares of its common stock for purchase at $59.00 per share, including 148,566 oversubscribed shares tendered, at an aggregate cost of approximately $17,783,000.

The Company accounts for Treasury stock using the cost method and as of September 30, 2015, there were 4,380,810 shares held in the treasury at an aggregate cost of approximately $101,779,000.

NOTE G: ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income for the three and nine months ended September 30, 2015:

Unrealized gains and losses on available-for-sale securities
(in thousands)

Balance at June 30, 2015, net of tax of $4,014	$6,559

Other comprehensive loss before reclassifications, net of tax benefit of $(940)	(1,537)

Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $220	359

Net current-period other comprehensive loss	(1,178)

Balance at September 30, 2015, net of tax of $3,294	$5,381

Balance at December 31, 2014, net of tax of $3,918	$6,402

Other comprehensive loss before reclassifications, net of tax benefit of $(844)	(1,380)

Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $220	359

Net current-period other comprehensive loss	(1,021)

Balance at September 30, 2015, net of tax of $3,294	$5,381

The following table provides details about reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2015:

	Amounts Reclassified from Accumulated Other Comprehensive Income (a)
Details about Accumulated Other Comprehensive Income Component	Nine Months Ended September 30, 2015	Statement of Operations Classification
	(in thousands)
Unrealized gains and losses on available-for-sale securities:
Impairment expense	$(579)	Non-operating (expense) income
Total before tax	(579)	Income before income taxes
Tax benefit	220	Income tax expense
Total after tax	$(359)	Net income

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)

Net income	$5,795	$5,057	$18,203	$11,359

Basic weighted average common shares outstanding	7,186	7,993	7,346	7,990
Dilutive effect of common stock equivalents	33	39	39	44
Diluted weighted average common shares outstanding	7,219	8,032	7,385	8,034

Basic earnings per share	$0.81	$0.63	$2.48	$1.42
Diluted earnings per share	$0.80	$0.63	$2.46	$1.41

As of September 30, 2015 and September 30, 2014, there were no options outstanding to purchase shares of common stock that had an anti-dilutive effect on the computation of diluted earnings per share.

NOTE I: INCOME TAXES

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which the Company operates generally provide for a deficiency assessment statute of limitation period of three years, and as a result, the Company’s tax years 2012 and forward remain open to examination in those jurisdictions.

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of September 30, 2015, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of September 30, 2015, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the nine months ended September 30, 2015 and 2014, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

NOTE J: FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, marketable equity securities, accounts receivable, trade accounts payable, and borrowings.

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

At September 30, 2015, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$24,952	$24,952	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at September 30, 2015 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$118,230	$118,373

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE AND LONG-TERM DEBT

During the first nine months of 2015, the Company’s subsidiaries entered into installment obligations totaling approximately $64.8 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments ranging from 36 months to 60 months at a weighted average interest rate of 2.17%.

NOTE L: OFF-BALANCE SHEET ARRANGEMENTS

During the first nine months of 2015, the Company’s subsidiaries entered into an operating lease for the lease of 50 trucks. Revenue equipment held under operating leases is not carried on our balance sheet and the respective lease payments are reflected in our consolidated statement of operations as a component of the Rents and purchased transportation category. Rent expense related to revenue equipment under operating leases totaled $2.7 million and $7.7 million for the three and nine months ended September 30, 2015, respectively.

Leases for revenue equipment under non-cancellable operating leases expire at various dates through 2018. Future minimum lease payments related to non-cancellable leases for revenue equipment at September 30, 2015 are:

(in thousands)
2015	$1,801
2016	9,784
2017	6,128
2018	188
Total future minimum lease payments	$17,901

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 87.1% and 92.5% of total revenues, excluding fuel surcharges for the three months ended September 30, 2015 and 2014, respectively. Truckload services revenues, excluding fuel surcharges, represented 87.4% and 92.9% of total revenues, excluding fuel surcharges for the nine months ended September 30, 2015 and 2014, respectively. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefits costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations, we use revenue, before fuel surcharge (and fuel expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended September 30, 2015 and 2014, approximately $15.0 million and $24.9 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the nine months ended September 30, 2015 and 2014, approximately $48.8 million and $71.6 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	32.6	37.0	33.6	36.7
Operating supplies and expenses (1)	8.6	8.8	8.8	12.2
Rent and purchased transportation	30.0	22.9	28.6	22.7
Depreciation	10.5	11.9	10.2	12.4
Insurance and claims	4.8	5.9	4.8	5.5
Other (1)	2.7	3.5	2.9	3.4
Gain on sale or disposal of property	(1.7)	(0.8)	(2.0)	(1.6)
Total operating expenses	87.5	89.2	86.9	91.3
Operating income	12.5	10.8	13.1	8.7
Non-operating (expense) income	(0.1)	0.7	0.2	0.5
Interest expense	(0.9)	(0.8)	(0.8)	(1.0)
Income before income taxes	11.5	10.7	12.5	8.2

(1)

During the first quarter of 2015, the Company began to classify payments for fuel and operating taxes and licenses as operating supplies and expenses, and communications and utilities as other expenses, rather than separately as had been presented in reports prior to the period ended March 31, 2015. These reclassifications have no effect on operating income, net income or earnings per share. The Company has made corresponding reclassifications to comparative periods shown.

THREE MONTHS ENDED SEPTEMBER 30, 2015 VS. THREE MONTHS ENDED SEPTEMBER 30, 2014

During the third quarter of 2015, truckload services revenue, before fuel surcharges, increased 5.5% to $80.2 million as compared to $76.0 million during the third quarter of 2014. The increase was primarily due to an increase in the number of miles traveled which was due to an increase in the number of trucks operating in the fleet. Also contributing was an increase in the average rate charged to customers for our services. The average number of trucks operating in the fleet increased from 1,767 trucks during the third quarter of 2014 to 1,832 trucks during the third quarter of 2015. The increase in truck count resulted in an increase in the total number of miles traveled from 54.1 million miles during the third quarter of 2014 to 56.3 million miles traveled during the third quarter of 2015. The average rate charged to customers per total mile during the third quarter of 2015 increased $0.02 as compared to the average rate charged during the third quarter of 2014.

Salaries, wages and benefits decreased from 37.0% of revenues, before fuel surcharges, in the third quarter of 2014 to 32.6% of revenues, before fuel surcharges, during the third quarter of 2015. The decrease relates primarily to a decrease in company driver wages paid during the third quarter of 2015 as compared to company driver wages paid during the third quarter of 2014. Our driver pool consists of both company drivers and third-party owner operator drivers. Company drivers are employees of the Company and perform services in company-owned equipment while owner-operator drivers provide services, under contract, using their own equipment. While each group is generally compensated on a per-mile basis, owner-operator payments are classified in the Company’s financial statements under Rent and purchased transportation. The percentage-based decrease in Salaries, wages and benefits primarily resulted from a decrease in the proportion of total miles driven by company drivers during the third quarter of 2015 in comparison to the proportion of total miles driven by company drivers during the third quarter of 2014. This proportional decrease was the result of an increase in the average number of owner operators under contract from 332 during the third quarter of 2014 to 422 during the third quarter of 2015. Also contributing to the decrease, as a percentage of revenue, was the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, with the increase in revenues for the periods compared.

Rent and purchased transportation increased from 22.9% of revenues, before fuel surcharges, during the third quarter of 2014 to 30.0% of revenues, before fuel surcharges, during the third quarter of 2015. The increase was primarily due to an increase in driver lease expense as the average number of owner operators under contract increased from 332 during the third quarter of 2014 to 422 during the third quarter of 2015. Also contributing to the increase was an increase in lease payments associated with the lease of an additional 324 trucks leased during and after the end of the third quarter of 2014. The increase in costs in this category, as they relate to the increase in owner operators, are partially offset by a decrease in other cost categories, such as repairs and fuel, which are generally borne by the owner operator.

Depreciation decreased from 11.9% of revenues, before fuel surcharges, during the third quarter of 2014 to 10.5% of revenues, before fuel surcharges, during the third quarter of 2015. The decrease relates primarily to a decrease in the average number of company-owned trucks as a result of operating lease arrangements entered into throughout 2014 and early 2015. As of September 30, 2015, the Company’s fleet consists of 468 leased trucks. The lease payments associated with these leases are reported in the Rent and purchased transportation category. This reduction was partially offset by an increase in depreciation related to purchases of new trailers which replaced older trailers within the fleet. These new trailer replacements have a significantly higher purchase price than those trailers that are being replaced and are being depreciated over a shorter period of time as the Company accelerates its trailer replacement cycle from every ten years to a replacement cycle of every seven years. This reduction in replacement cycle, combined with a higher purchase price, results in higher depreciation expense over a shorter period of time. The decrease in the trailer replacement cycle time is intended to improve driver and customer satisfaction and to reduce maintenance costs as well as increase fleet efficiency by reducing maintenance down-time.

Insurance and claims decreased from 5.9% of revenues, before fuel surcharges, during the third quarter of 2014 to 4.8% of revenues, before fuel surcharges, during the third quarter of 2015. The decrease relates primarily to a decrease in amounts reserved for the settlement of certain claims which were previously recorded during the third quarter of 2014 and subsequently paid.

Other expenses decreased from 3.5% of revenues, before fuel surcharges, during the third quarter of 2014 to 2.7% of revenues, before fuel surcharges, during the third quarter of 2015. The decrease relates primarily to a decrease in amounts expensed for professional services in relation to claims litigation.

Gains on sale or disposal of property increased from 0.8% during the third quarter of 2014 to 1.7% during the third quarter of 2015. The increase relates primarily to an increase in the number of trailers sold and to a more favorable used equipment market for trailers.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 89.2% for the third quarter of 2014 to 87.5% for the third quarter of 2015.

NINE MONTHS ENDED SEPTEMBER 30, 2015 VS. NINE MONTHS ENDED SEPTEMBER 30, 2014

For the first nine months ended September 30, 2015, truckload services revenue, before fuel surcharges, increased 5.2% to $232.3 million as compared to $220.9 million for the first nine months ended September 30, 2014. The increase was primarily due to an increase in the number of miles traveled due to an increase in both the number of trucks operating in the fleet and an increase in equipment utilization. Also contributing was an increase in the average rate charged to customers for our services. The average number of trucks operating in the fleet increased from 1,786 trucks during the first nine months of 2014 to 1,813 trucks during the first nine months of 2015 while the average miles traveled per truck each work day increased from 466 miles during the first nine months of 2014 to 473 miles during the first nine months of 2015. The increase in truck count combined with the increase in average daily utilization resulted in an increase in the total number of miles traveled from 158.8 million miles during the first nine months of 2014 to 163.7 million miles traveled during the first nine months of 2015. The average rate charged to customers per total mile during the first nine months of 2015 increased $0.03 as compared to the average rate charged during the first nine months of 2014.

Salaries, wages and benefits decreased from 36.7% of revenues, before fuel surcharges, in the first nine months of 2014 to 33.6% of revenues, before fuel surcharges, during the first nine months of 2015. The percentage decrease relates primarily to a decrease in company driver wages paid during the first nine months of 2015 as compared to company driver wages paid during the first nine months of 2014. Our driver pool consists of both company drivers and third-party owner operator drivers. Company drivers are employees of the Company and perform services in company-owned equipment while owner-operator drivers provide services, under contract, using their own equipment. While each group is generally compensated on a per-mile basis, owner-operator payments are classified in the Company’s financial statements under Rent and purchased transportation. The percentage-based decrease in Salaries, wages and benefits primarily resulted from a decrease in the proportion of total miles driven by company drivers during the first nine months of 2015 in comparison to the proportion of total miles driven by company drivers during the first nine months of 2014. This proportional decrease was the result of an increase in the average number of owner operators under contract from 342 during the first nine months of 2014 to 395 during the first nine months of 2015. Also contributing to the decrease, as a percentage of revenue, was the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, with the increase in revenues for the periods compared.

Operating supplies and expenses decreased from 12.2% of revenues, before fuel surcharges, during the first nine months of 2014 to 8.8% of revenues, before fuel surcharges, during the first nine months of 2015. The decrease relates primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel and to an increase in the average miles-per-gallon (“mpg”) experienced during the first nine months of 2015 as compared to the first nine months of 2014. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased as a result of more favorable fuel surcharge arrangements made with customers and to an increase in the number of owner operators in our fleet. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner operators for their services is reported along with their base rate of pay in the Rent and purchased transportation category. These categorizations have the effect of reducing our net operating supplies and expenses while increasing the Rent and purchased transportation category, as discussed below. The average mpg experienced increased during the first nine months of 2015 as compared to the mpg experienced during the first nine months of 2014 as a result of replacing older trucks with newer trucks, which are more fuel efficient and equipped with auxiliary power units. Partially offsetting the decrease was an increase in amounts paid for driver recruiting and driver training schools during the first nine months of 2015 as compared to amounts paid during first nine months of 2014. The increase in driver recruiting and training costs are a result of heightened competition for qualified drivers as industry demand has increased and increased regulations have forced some drivers to exit the profession.

Rent and purchased transportation increased from 22.7% of revenues, before fuel surcharges, during the first nine months of 2014 to 28.6% of revenues, before fuel surcharges, during the first nine months of 2015. The increase was primarily due to an increase in driver lease expense as the average number of owner operators under contract increased from 342 during the first nine months of 2014 to 395 during the first nine months of 2015. Also contributing to the increase was an increase in lease payments associated with the lease of an additional 324 trucks beginning during or after the third quarter of 2014. The increase in costs in this category, as they relate to the increase in owner operators, are partially offset by a decrease in other cost categories, such as repairs and fuel, which are generally borne by the owner operator.

Depreciation decreased from 12.4% of revenues, before fuel surcharges, during the first nine months of 2014 to 10.2% of revenues, before fuel surcharges, during the first nine months of 2015. The decrease relates primarily to a decrease in the average number of company-owned trucks as a result of operating lease arrangements entered into throughout 2014 and early 2015. As of September 30, 2015, the Company’s fleet consists of 468 leased trucks. The lease payments associated with these leases are reported in the Rent and purchased transportation category. This reduction was partially offset by an increase in depreciation related to purchases of new trailers which replaced older trailers within the fleet. These new trailer replacements have a significantly higher purchase price than those trailers that are being replaced and are being depreciated over a shorter period of time as the Company accelerates its trailer replacement cycle from every ten years to a replacement cycle of every seven years. This reduction in replacement cycle, combined with a higher purchase price, results in higher depreciation expense over a shorter period of time. The decrease in the trailer replacement cycle time is intended to improve driver and customer satisfaction and to reduce maintenance costs as well as increase fleet efficiency by reducing maintenance down-time.

Insurance and claims decreased from 5.5% of revenues, before fuel surcharges, during the first nine months of 2014 to 4.8% of revenues, before fuel surcharges, during the first nine months of 2015. The decrease relates primarily to a decrease in amounts reserved for anticipated settlements of certain lawsuits.

Other expenses decreased from 3.4% of revenues, before fuel surcharges, during the first nine months of 2014 to 2.9% of revenues, before fuel surcharges, during the first nine months of 2015. The decrease relates primarily to a decrease in amounts expensed for professional services in relation to claims litigation.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 91.3% for the first nine months of 2014 to 86.9% for the first nine months of 2015.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	3.5	2.7	2.9	2.7
Rent and purchased transportation	94.4	92.5	94.0	92.9
Other	0.6	0.4	0.6	0.6
Total operating expenses	98.5	95.6	97.5	96.2
Operating income	1.5	4.4	2.5	3.8
Non-operating (expense) income	(0.1)	0.1	0.0	0.1
Interest expense	(0.4)	(0.1)	(0.3)	(0.2)
Income before income taxes	1.0	4.4	2.2	3.7

THREE MONTHS ENDED SEPTEMBER 30, 2015 VS. THREE MONTHS ENDED SEPTEMBER 30, 2014

During the third quarter of 2015, logistics and brokerage services revenue, before fuel surcharges, increased 93.7% to $11.9 million as compared to $6.1 million during the third quarter of 2014. The increase relates to an increase in the number of brokered loads during the third quarter of 2015 as compared to the third quarter of 2014.

Salaries, wages and benefits increased from 2.7% of revenues, before fuel surcharges, in the third quarter of 2014 to 3.5% of revenues, before fuel surcharges, during the third quarter of 2015. The increase relates to an increase in the number of employees assigned to the logistics and brokerage services division.

Rents and purchased transportation increased from 92.5% of revenues, before fuel surcharges, during the third quarter of 2014 to 94.4% of revenues, before fuel surcharges, during the third quarter of 2015. The increase relates to an increase in the negotiated amounts paid to third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 95.6% for the third quarter of 2014 to 98.5% for the third quarter of 2015.

NINE MONTHS ENDED SEPTEMBER 30, 2015 VS. NINE MONTHS ENDED SEPTEMBER 30, 2014

During the first nine months of 2015, logistics and brokerage services revenue, before fuel surcharges, increased 99.7% to $33.6 million as compared to $16.8 million during the first nine months of 2014. The increase relates to an increase in the number of brokered loads during the first nine months of 2015 as compared to the first nine months of 2014.

Salaries, wages and benefits increased from 2.7% of revenues, before fuel surcharges, during the first nine months of 2014 to 2.9% of revenues, before fuel surcharges, during the first nine months of 2015. The increase relates to an increase in the number of employees assigned to the logistics and brokerage services division.

Rents and purchased transportation increased from 92.9% of revenues, before fuel surcharges, during the first nine months of 2014 to 94.0% of revenues, before fuel surcharges during the first nine months of 2015. The increase relates to an increase in negotiated amounts paid to third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 96.2% for the first nine months of 2014 to 97.5% for the first nine months of 2015.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED SEPTEMBER 30, 2015 VS. THREE MONTHS ENDED SEPTEMBER 30, 2014

Net income for all divisions was approximately $5.8 million, or 6.3% of revenues, before fuel surcharge for the third quarter of 2015 as compared to a net income of $5.1 million, or 6.2% of revenues, before fuel surcharge for the third quarter of 2014. The increase in net income resulted in diluted earnings per share of $0.80 for the third quarter of 2015 as compared to diluted earnings per share of $0.63 for the third quarter of 2014.

NINE MONTHS ENDED SEPTEMBER 30, 2015 VS. NINE MONTHS ENDED SEPTEMBER 30, 2014

Net income for all divisions was approximately $18.2 million, or 6.9% of revenues, before fuel surcharge for the first nine months of 2015 as compared to a net income of $11.4 million, or 4.8% of revenues, before fuel surcharge for the first nine months of 2014. The increase in net income resulted in diluted earnings per share of $2.46 for the first nine months of 2015 as compared to diluted earnings per share of $1.41 for the first nine months of 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our lines of credit, installment notes, and investment margin account.

During the first nine months of 2015, we generated $66.9 million in cash from operating activities. Investing activities used $70.7 million in cash in the first nine months of 2015. Financing activities used $22.7 million in cash in the first nine months of 2015.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first nine months of 2015, we utilized cash on hand, installment notes, and our lines of credit to finance purchases of revenue equipment and other assets of approximately $106.2 million.

Occasionally, we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 60 months. During the first nine months of 2015, the Company’s subsidiary, P.A.M. Transport, Inc., entered into installment obligations totaling approximately $64.8 million for the purpose of purchasing revenue equipment. These obligations are payable in either 36 monthly installments or 60 monthly installments at interest rates ranging from 1.97% to 2.39%.

During the remainder of 2015, we expect to purchase or lease approximately 140 new trucks and 300 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $11.8 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future.

During the first nine months of 2015, we maintained a $40.0 million revolving line of credit. Amounts outstanding under the line of credit bear interest at LIBOR (determined as of the first day of each month) plus 1.50% (1.70% at September 30, 2015), are secured by our accounts receivable and mature on June 1, 2017. At September 30, 2015 outstanding advances on the line of credit were approximately $1.6 million, including $1.1 million in letters of credit, with availability to borrow $38.4 million.

Cash and cash equivalents decreased from $27.6 million at December 31, 2014 to $1.2 million at September 30, 2015. The decrease relates primarily to the payment of $28.7 million for shares of our common stock purchased under a tender offer completed during the fourth quarter of 2014 which was paid in 2015, and to the payment of $17.8 million for treasury stock under a tender offer completed during the third quarter of 2015. These cash reductions were partially offset during the third quarter of 2015 through cash flows from continuing operations and the sale of older revenue equipment which was replaced with new revenue equipment subject to installment debt financing agreements.

Trade accounts receivable increased from $53.0 million at December 31, 2014 to $55.2 million at September 30, 2015. The increase relates to a general increase in freight revenues, which flows through the accounts receivable account, during the third quarter of 2015 as compared to the last quarter of 2014.

Accounts receivable-other decreased from $11.5 million at December 31, 2014 to $6.7 million at September 30, 2015. The decrease relates primarily to a decrease in amounts receivable from the Company’s third-party qualified intermediary. The Company contracts with a third-party qualified intermediary in order to accomplish tax-deferred, like-kind exchanges related to its revenue equipment. Under the program, dispositions of eligible trucks or trailers and acquisitions of replacement trucks or trailers are made in a form whereby any associated tax gains related to the disposal are deferred. To qualify for like-kind exchange treatment, we exchange, through our qualified intermediary, eligible trucks or trailers being disposed with trucks or trailers being acquired. Amounts held by the Company’s third-party qualified intermediary are dependent on the timing and extent of the Company’s revenue equipment sales and/or purchase activities, which can fluctuate significantly from period-to-period.

Prepaid expenses and deposits decreased from $10.1 million at December 31, 2014 to $6.7 million at September 30, 2015. The decrease relates to the amortization of prepaid truck and trailer license fees as well as prepaid insurance premiums. Truck and trailer registration fees of approximately $2.2 million and insurance premiums of approximately $1.3 million were paid in advance in December 2014. These prepaid expenses will continue to be amortized to expense through the remainder of the year.

Revenue equipment, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units and auxiliary power units, increased approximately $43.9 million from $279.1 million at December 31, 2014 to $323.0 million at September 30, 2015.. The increase relates to the purchase of new trucks and trailers in a greater quantity than the quantity of trucks and trailers sold. The increase is also reflective of the higher purchase price of new trucks and trailers compared to the trucks and trailers which are being replaced and sold.

Accounts payable decreased from $41.7 million at December 31, 2014 to $32.8 million at September 30, 2015. The net decrease of $8.9 million was primarily related to the payment, during the first quarter of 2015, for shares of our common stock purchased under a tender offer completed during the fourth quarter of 2014 in the amount of $28.7 million. This decrease was partially offset by an increase of $13.7 million in the amount of bank drafts outstanding in excess of bank balance which had been reclassified as accounts payable at September 30, 2015 as compared to December 31, 2014, and to an increase of $4.1 million in amounts accrued at the end of each period which were payable to third party logistics and brokerage service providers. Accounts payable accruals can vary significantly at the end of each reporting period depending on the timing of the actual date of payment in relation to the last day of the reporting period.

Accrued expenses and other liabilities increased from $27.5 million at December 31, 2014 to $30.8 million at September 30, 2015. The increase was primarily related to a $3.2 million increase in amounts accrued at the end of the period which were payable to company drivers and third-party owner-operator drivers. Accrued expense accruals can vary significantly at the end of each reporting period depending on the timing of the actual date of payment in relation to the last day of the reporting period. Also contributing to the increase was an increase of $1.6 million of margin account borrowings which were used for the purchase of investments in marketable equity securities. The Company periodically uses this margin account for the purchase of marketable equity securities and as a source of short-term liquidity. This increase was partially offset by a $1.3 million reduction in amounts accrued for litigation claims due to adjusted settlement amounts and payments.

Current maturities of long term-debt and long-term debt fluctuations are reviewed on an aggregate basis as the classification of amounts in each category are typically affected merely by the passage of time. Current maturities of long-term debt and long-term debt, on an aggregate basis, increased from $95.2 million at December 31, 2014 to $118.7 million at September 30, 2015. The increase was primarily related to the net effect of additional borrowings made during the first nine months of 2015 and installment note payments made during the first nine months of 2015.

Treasury stock increased from $82.5 million at December 31, 2014 to $101.8 million at September 30, 2015. The increase relates primarily to the payment of $17.8 million for shares of our common stock purchased under a tender offer completed during the third quarter of 2015 and to common stock purchases of $1.5 million under the Company’s stock repurchase program made during the third quarter of 2015.

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

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities increased to $25.0 million at September 30, 2015 from $24.9 million at December 31, 2014. The increase during the first nine months of 2015 includes purchases of equity securities with a cost basis of $2.4 million and a decrease in fair market value of $2.3 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $2.5 million. For additional information with respect to the marketable equity securities, see Note C to our condensed consolidated financial statements.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We are a defendant in a collective-action lawsuit which was filed on August 22, 2013, in the United States District Court for the Western District of Arkansas. The plaintiffs, who are current and former drivers and who worked for the Company during the period of August 22, 2010, through the date of the filing, allege claims for unpaid wages under the Fair Labor Standards Act and the Arkansas Minimum Wage Law. The complaint alleges that the Company failed to pay newly hired drivers minimum wage during orientation, training, and while traveling during normal business hours and that the Company failed to pay all drivers when working on assignment for more than 24 hours. The plaintiffs seek to enjoin the Company from continuing its current pay practices related to the allegations. They also seek actual damages, liquidated damages equal to accrual damages, court costs, and legal fees. During 2014, the Company reached a preliminary settlement with the plaintiffs in the amount of $3,950,000 and accordingly reserved this amount, along with estimated settlement costs, in its 2014 consolidated financial statements. During the first quarter of 2015, the Company negotiated a reduction in the settlement amount to approximately $3,450,000. Should the settlement not be approved by the court, further negotiations may take place to reach a different settlement or the case may continue on to trial. Management has determined that any losses under this claim will not be covered by existing insurance policies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s stock repurchase program has been extended and expanded several times, most recently in May 2014, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. Following the reauthorization, the Company repurchased 33,341 shares of its common stock during 2014 under this repurchase program.

On May 22, 2015, the Company announced the commencement of a Dutch auction tender offer (the “2015 tender offer”) to repurchase up to 80,000 shares of its common stock, par value $0.01 per share, subject to the terms and conditions described in the 2015 tender offer pursuant to the Board of Directors approval on May 21, 2015. On June 23, 2015, the Company extended the offer and increased the offer from 80,000 shares to 150,000 shares. Through the 2015 tender offer, the Company’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $59.00 to $63.00 per share. Subject to certain limitations and legal requirements, the Company could purchase up to an additional 2% of its outstanding shares which totaled 148,566 shares. Upon expiration of the tender offer on July 9, 2015, the Company accepted 298,566 shares of its common stock for purchase at $59.00 per share, including 148,566 oversubscribed shares tendered, at an aggregate purchase of approximately $17.6 million, excluding fees and expenses related to the offer. The Company funded the purchase of the accepted shares tendered with available cash and accounted for the repurchase of these shares as treasury stock on the Company’s condensed consolidated balance sheet as of September 30, 2015.

The following table summarizes the Company’s common stock repurchases during the third quarter of 2015 made pursuant to stock repurchase program and the 2015 tender offer. No shares were purchased during the quarter other than through these programs, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser”.

Issuer Purchases of Equity Securities
Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2015	311,026	(1)	$58.86	311,026	(1)	454,199
August 1-31, 2015	-		-	-		454,199
September 1-30, 2015	18,803		42.69	18,803		435,396
Total	329,829		$57.94	329,829

(1)	Includes 298,566 shares purchased pursuant to the 2015 tender offer and 12,460 shares purchased pursuant to the stock repurchase program.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002.)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 11, 2007.)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: November 5, 2015	By: /s/ Daniel H. Cushman
Daniel H. Cushman
President and Chief Executive Officer
(principal executive officer)

Dated: November 5, 2015	By: /s/ Allen W. West
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