Form 10-K
period 2015-12-31
PAM TRANSPORTATION SERVICES INC
filed 2016-03-15
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant computed by reference to the average of the closing bid and ask prices of the common stock as of the last business day of the registrant's most recently completed second quarter was $178,260,112. Solely for the purposes of this response, the registrant has assumed, without admitting for any purpose, that all executive officers and directors of the registrant, and no other persons, are the affiliates of the registrant at that date.

The number of shares outstanding of the registrant’s common stock, as of February 23, 2016: 7,120,661 shares of $.01 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 26, 2016, are incorporated by reference in answer to Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2015.

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

P.A.M. TRANSPORTATION SERVICES, INC.

FORM 10-K

For the fiscal year ended December 31, 2015

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

Operations

Our operations can generally be classified into truckload services or brokerage and logistics services. Truckload services include those transportation services in which we utilize company owned trucks or independent contractor owned trucks for the pickup and delivery of freight. The brokerage and logistics services consists of services such as transportation scheduling, routing, mode selection, transloading and other value added services related to the transportation of freight which may or may not involve the use of company owned or independent contractor owned equipment. Both our truckload operations and our brokerage and logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. Truckload services operating revenues, before fuel surcharges represented 87.6%, 92.5% and 92.6% of total operating revenues for the years ended December 31, 2015, 2014 and 2013, respectively. The remaining operating revenues, before fuel surcharge for the same periods were generated by brokerage and logistics services, representing 12.4%, 7.5%, and 7.4%, respectively.

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

Developing Customer Relationships within High Density Traffic Lanes. We strive to maximize utilization and increase revenue per truck while minimizing our time and empty miles between loads. In this regard, we seek to provide equipment to our customers in defined regions and disciplined traffic lanes. This strategy enables us to:

●	maintain more consistent equipment capacity;

●	provide a high level of service to our customers, including time-sensitive delivery schedules;

●	attract and retain drivers; and

●	maintain a sound safety record as drivers travel familiar routes.

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

Industry

According to the American Trucking Association’s “American Trucking Trends 2015” report, the trucking industry transported approximately 68.8% of the total volume of freight transported in the United States during 2014, which equates to 10.0 billion tons and approximately $700 billion in revenue. The truckload industry is highly fragmented and is impacted by several economic and business factors, many of which are beyond the control of individual carriers. The state of the economy, coupled with equipment capacity levels, can impact freight rates. Volatility of various operating expenses, such as fuel and insurance, make the predictability of profit levels uncertain. Availability, attraction, retention and compensation of drivers also affect operating costs, as well as equipment utilization. In addition, the capital requirements for equipment, coupled with potential uncertainty of used equipment values, impact the ability of many carriers to expand their operations. The current operating environment is characterized by the following:

●	Intense competition for freight;

●	Price increases by truck and trailer equipment manufacturers;

●	Volatile fuel costs; and

●	Pressure on less profitable or undercapitalized carriers to consolidate or exit the industry.

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

Our five largest customers, for which we provide carrier services covering a number of geographic locations, accounted for approximately 44%, 48% and 43% of our total revenues in 2015, 2014 and 2013, respectively. General Motors Company accounted for approximately 15%, 20% and 21% of our revenues in 2015, 2014 and 2013, respectively. Chrysler, accounted for approximately 11%, 14% and 12% of our revenues in 2015, 2014 and 2013, respectively. During 2015, Ford Motor Company accounted for approximately 11% of our revenues but represented less than 10% of our revenues for each of the years 2014 and 2013.

We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. Approximately 47%, 48% and 46% of our revenues were derived from transportation services provided to the automobile industry during 2015, 2014 and 2013, respectively.

Revenue Equipment

At December 31, 2015, our truck fleet consisted of 1,860 trucks, which included 462 trucks leased under operating leases and 482 independent contractor trucks. At December 31, 2015, our trailer fleet consisted of 4,983 trailers, which included 80 trailers leased under operating leases. Our company-owned trucks and leased trucks are late model, well-maintained, premium trucks, which we believe help to attract and retain drivers, maximize fuel efficiency, promote safe operations, minimize maintenance and repair costs, and improve customer service by minimizing service interruptions caused by breakdowns. The average age of our tractors and trailers as of December 31, 2015 was 1.32 and 3.47 years respectively. We evaluate our equipment purchasing decisions based on factors such as initial cost, useful life, warranty terms, expected maintenance costs, fuel economy, driver comfort, customer needs, manufacturer support, and resale value.

We contract with independent contractors to provide greater flexibility in responding to fluctuations in consumer demand. Independent contractors provide their own trucks and are contractually responsible for all associated expenses, including financing costs, fuel, maintenance, insurance, and taxes, among other things. They are also responsible for maintaining compliance with the Federal Motor Carrier Safety Administration regulations.

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

Maintenance

We have a strictly-enforced, comprehensive preventive maintenance program for our trucks and trailers. Inspections and various levels of preventive maintenance are performed at set intervals on both trucks and trailers. A maintenance and safety inspection is performed on all vehicles each time they return to a terminal.

Our trucks carry full warranty coverage for at least three years or 375,000 miles. Extended truck warranties can be negotiated with the truck manufacturer and manufacturers of major components, such as engine, transmission and differential manufacturers, for up to four years or 500,000 miles. Our trailers carry full warranties by the manufacturer for up to five years with certain components covered for up to ten years.

Employees

At December 31, 2015, we employed 3,049 persons, of whom 2,420 were drivers, 173 were employed in maintenance, 213 were employed in operations, 65 were employed in marketing, 102 were employed in safety and personnel, and 76 were employed in general administration and accounting. None of our employees are represented by a collective bargaining unit, and we believe that our employee relations are good.

Drivers

At December 31, 2015, we utilized 2,420 company drivers in our operations. We also had 482 independent contractors under contract who were compensated on a per mile basis. Our drivers are compensated on the basis of miles driven, loading and unloading, extra stops, and layovers in transit. Drivers can earn bonuses by recruiting other qualified drivers who become employed by us, and both cash and non-cash prizes are awarded for achieving certain miles per gallon goals. All of our drivers are recruited, screened, and drug tested and participate in our driver training program. Our driver training program stresses the importance of safety and reliable, on-time delivery. Drivers are required to report to their driver managers daily and at the earliest possible moment when any condition occurs en route that might delay their scheduled delivery time.

We contract with independent contractors to supply one or more tractors and drivers for our use. Independent contractors must pay their own tractor expenses, fuel, maintenance, insurance, and driver costs. They must meet and operate within our guidelines with respect to safety. We have a lease-purchase program whereby we offer independent contractors the opportunity to lease a tractor, with the option to purchase the tractor at the end of the lease term. We believe our lease-purchase program has contributed to our ability to attract and retain independent contractors. At December 31, 2015, approximately 187 independent contractors were leasing 255 tractors in this program.

In addition to strict application screening and drug testing, before being permitted to operate a vehicle, our drivers must undergo classroom instruction on our policies and procedures, safety techniques as taught by the Smith System of Defensive Driving, and the proper operation of equipment, and must pass both written and road tests. Instruction in defensive driving and safety techniques continues after hiring, with seminars at several of our terminals. At December 31, 2015, we employed 92 persons on a full-time basis in our driver recruiting, training and safety instruction programs.

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

Available Information

The Company maintains a website where additional information concerning its business can be found. The address of that website is www.pamtransport.com. The Company makes available free of charge on its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission.

Seasonality

Generally, our revenues do not exhibit a significant seasonal pattern; however, revenue is affected by adverse weather conditions, holidays and the number of business days that occur during a given period because revenue is directly related to the available work days of shippers. Operating expenses are typically higher in the winter months primarily due to decreased fuel efficiency and increased maintenance costs associated with inclement weather. In addition, automobile plants for which we transport a large amount of freight typically undergo scheduled shutdowns in July and December and the volume of automotive freight we ship is reduced during such scheduled plant shutdowns.

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

In December 2011, the FMCSA released new rules regulating HOS that became effective in July 2013. These rules reduced the maximum hours that could be driven in a consecutive seven day period from 82 to 70, required that a driver take a mandatory thirty minute break during each consecutive eight hour driving period, and required that a driver take a 34 hour rest period, or restart, that included two periods between 1:00 a.m. and 5:00 a.m. that could only be used one time every seven calendar days.

In December 2014 the Consolidated and Further Continuing Appropriations Act of 2015 suspended enforcement of the requirements for use of the 34 hour restart that became effective in July 2013 and replaced them with the previous restart rules that were in effect on June 30, 2013 pending the completion of the Commercial Vehicle Driver Restart Study which is designed to measure and compare the fatigue and safety performance of truck drivers using the two different versions of the HOS restart provisions. As of December 31, 2015 the study was still in progress.

In July 2012 Congress passed legislation renewing the mandate for electronic logging devices and designated authority to the FMCSA to propose a new rule. In December 2015 the FMCSA amended the Federal Motor Carrier Safety Regulations to establish minimum performance and design standards for HOS electronic logging devices (“ELD’s”); requirements for the mandatory use of these devices by drivers currently required to prepare HOS records of duty status; requirements concerning HOS supporting documents; and measures to address concerns about harassment resulting from the mandatory use of ELDs. This ruling affects nearly all carriers, including us, and requires ELD’s be installed prior to December 2017. Since our tractors are currently ELD equipped, we do not foresee a negative impact to our profitability as a result of this new rule; however, we believe that more effective enforcement of HOS rules on smaller carriers may present challenges for them and may improve our competitive position.

The FMCSA administers carrier safety compliance and enforcement through its Compliance, Safety, Accountability (“CSA”) program that became effective in December 2010. CSA is designed to measure and evaluate the safety performance of carriers and drivers through categorization of inspection and crash results into Behavior Analysis and Safety Improvement Categories (“BASICs”) including unsafe/fatigued driving, driver fitness, controlled substances and alcohol, maintenance, cargo, and crashes. BASIC scores are evaluated relative to carrier peer groups to determine carriers that exceed certain thresholds, identifying them for intervention. Intervention status might include targeted roadside inspections, onsite investigations and the development of cooperative safety plans among other things. Ongoing compliance with CSA may result in additional expenses to the Company or a reduction in the pool of drivers eligible for us to hire. In addition to FMCSA action, a BASIC score that exceeds an intervention threshold might have a negative impact on our ability to attract customers and drivers.

The Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration (“NHTSA”) jointly developed new standards for various vehicles, including heavy duty trucks, that were adopted in August 2011 and cover model years 2014 through 2018. The standard adopted for heavy duty trucks is intended to achieve a reduction in CO2 and fuel consumption ranging from 7% to 20% by model year 2017. The EPA and NHTSA are expected to publish additional standards to further reduce GHG emissions beyond model year 2018 vehicles. In addition, the state of California has adopted its own fuel efficiency regulations that include the use of special aerodynamic equipment for tractors and 53 foot trailers traveling through the state. Compliance with these federal and state requirements has increased the cost of our equipment and may further increase the cost of replacement equipment in the future.

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

Company operations are often conducted in industrial areas, where truck terminals and other industrial activities are conducted, and where groundwater or other forms of environmental contamination have occurred, which could potentially expose us to claims that we contributed to the environmental contamination.

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

Risks Related to Our Business

Our business is subject to general economic and business factors that are largely beyond our control, any of which could have a material adverse effect on our operating results.

Our business is dependent upon a number of general economic and business factors that may adversely affect our results of operations. These factors include significant increases or rapid fluctuations in fuel prices, excess capacity in the trucking industry, surpluses in the market for used equipment, interest rates, fuel taxes, license and registration fees, insurance premiums, self-insurance levels, and difficulty in attracting and retaining qualified drivers, independent contractors, and third party carriers.

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

Deterioration in the United States and/or world economies could exacerbate any difficulties experienced by our customers and suppliers in obtaining financing, which, in turn, could materially and adversely impact our business, financial condition, results of operations and cash flows.

Numerous competitive factors could impair our ability to operate at an acceptable profit. These factors include, but are not limited to, the following:

●

we compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers and railroads, some of which have more equipment and greater capital resources than we do;

●

some of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates, maintain our margins or maintain significant growth in our business;

●	many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved service providers, and in some instances we may not be selected;

●	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some of our business to competitors;

●

the trend toward consolidation in the trucking industry may create other large carriers with greater financial resources and other competitive advantages relating to their size and with whom we may have difficulty competing;

●	advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments;

●	competition from Internet-based and other logistics and freight brokerage companies may adversely affect our customer relationships and freight rates; and

●	economies of scale that may be passed on to smaller carriers by procurement aggregation providers may improve their ability to compete with us.

We are highly dependent on our major customers, the loss of one or more of which could have a material adverse effect on our business.

A significant portion of our revenue is generated from our major customers. For 2015, our top five customers, based on revenue, accounted for approximately 44% of our revenue, and our three largest customers, General Motors Company, Chrysler, and Ford Motor Company, accounted for approximately 15%, 11%, and 11% of our revenue, respectively. We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. As a result, the concentration of our business within the automobile industry is greater than the concentration in a single customer. Approximately 47% of our revenues for 2015 were derived from transportation services provided to the automobile industry.

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

Difficulty in attracting drivers and independent contractors could affect our profitability and ability to grow.

The transportation industry often experiences significant difficulty in attracting and retaining qualified drivers and independent contractors. This shortage is exacerbated by several factors, including demand from competing industries, such as manufacturing, construction and farming, other transportation companies, and by the impact of regulations, including CSA and new hours of service rules. Economic conditions affecting operating costs such as fuel, insurance, equipment and maintenance costs can negatively impact the number of qualified independent contractors available for us to contract with. We have from time to time experienced under-utilization and increased expenses due to a shortage of qualified drivers. If we are unable to attract drivers or contract with independent contractors when needed, we could be required to further adjust our driver compensation packages, increase driver recruiting efforts, or let trucks sit idle, any of which could adversely affect our growth and profitability.

If we are unable to retain our key employees, our business, financial condition and results of operations could be harmed.

We are highly dependent upon the services of our key employees and executive officers. The loss of any of their services could have a material adverse effect on our operations and future profitability. We must continue to develop and retain a core group of managers if we are to realize our goal of expanding our operations and continuing our growth. We cannot be certain of our ability to retain these key individuals.

Ongoing insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. The Company is self-insured for health and workers’ compensation insurance coverage up to certain limits. If medical costs continue to increase, or if the severity or number of claims increase, and if we are unable to offset the resulting increases in expenses with higher freight rates, our earnings could be materially and adversely affected. Healthcare legislation and inflationary cost increases could also have a negative effect on our results.

Purchase price increases for new revenue equipment and/or decreases in the value of used revenue equipment could have an adverse effect on our results of operations, cash flows and financial condition.

During the last decade, the purchase price of new revenue equipment has increased significantly as equipment manufacturers recover increased materials and engine design costs resulting from compliance with increasingly stringent EPA engine emission standards. Additional EPA emission mandates in the future could result in higher purchase prices of revenue equipment which could result in higher than anticipated depreciation expenses. If we were unable to offset any such increase in expenses with freight rate increases, our cash flows and results of operations could be adversely affected. If the market price for used revenue equipment declines, we could incur substantial losses upon disposition of our revenue equipment which could adversely affect our results of operations and financial condition.

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

We have a substantial amount of debt, which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial health. Our substantial debt levels could have important consequences such as the following:

●	impair our ability to obtain additional future financing for working capital, capital expenditures, acquisitions or general corporate expenses;

●	limit our ability to use operating cash flow in other areas of our business due to the necessity of dedicating a substantial portion of these funds for payments on our indebtedness;

●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

●	make it more difficult for us to satisfy our obligations;

●	increase our vulnerability to general adverse economic and industry conditions; and

●	place us at a competitive disadvantage compared to our competitors.

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

If cash from operations is not sufficient, we may be required to rely on the capital and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets could adversely affect our ability to draw on our bank revolving credit facility. Our access to funds under the credit facility is dependent on the ability of banks to meet their funding commitments. A bank may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time.

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

Our operations are authorized and regulated by various federal and state agencies in the United States, Mexico and Canada, that generally govern such activities as authorization to engage in motor carrier operations, safety, and financial reporting. Specific standards and regulations such as equipment dimensions, engine emissions, maintenance, drivers’ hours of service, drug and alcohol testing, and hazardous materials are regulated by the Department of Transportation, Federal Motor Carrier Administration, the Environmental Protection Agency and various other state and federal agencies. We may become subject to new or more restrictive regulations imposed by these authorities which could significantly impair equipment and driver productivity and increase operating expenses.

The FMCSA administers carrier safety compliance and enforcement through its CSA program that became effective in December 2010. The program places carriers in peer groups and assigns each carrier a relative ranking compared to their peers in various categories. Carriers that exceed allowable thresholds in a particular category are placed in “intervention” status by the FMCSA until the score improves to a level below the threshold. If future roadside inspections or crashes were to result in the Company being placed in intervention status, we may incur additional operating costs to improve our safety program in deficient categories, experience increased roadside inspections, or have onsite visits by the FMCSA. If the intervention category is not remedied, it could affect our ability to attract and retain drivers and customers as they seek competitive carriers with scores below intervention thresholds. In addition the CSA program could increase competition and related compensation and recruitment costs for drivers and independent contractors by reducing the pool of qualified drivers if existing drivers exit the profession, become disqualified due to low scores or as carriers focus recruiting efforts on drivers with the best relative safety scores.

The EPA and the NHTSA jointly developed new standards for various vehicles, including heavy duty trucks, that were adopted in August 2011 and cover model years 2014 through 2018. Additional standards are expected in a second phase designed to further reduce GHG emissions for heavy vehicles through model year 2027. Compliance with these federal and state requirements has increased the cost of our equipment and may further increase the cost of replacement equipment in the future.

The Regulation section in Item 1 of Part I of this Annual Report on Form 10-K discusses several proposed and final regulations that could materially impact our business and operations.

We are subject to certain risks arising from doing business in Mexico.

As we continue to grow our business in Mexico, we are subject to greater risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of Mexico, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and U.S. export and import laws, and social, political, and economic instability. We also face additional risks associated with our Mexico business, including potential restrictive trade policies and imposition of duties, taxes, or government royalties imposed by the Mexican government. If we are unable to address business concerns related to our international operations in a timely and cost efficient manner, our financial position, results of operations or cash flows could be adversely affected. The agreement permitting cross border movements for both United States and Mexican based carriers in the United States and Mexico presents additional risks in the form of potential increased competition and the potential for increased congestion in our lanes that cross the border between countries.

A determination by regulators that independent contractors are employees could expose us to various liabilities and additional costs.

Tax and other regulatory authorities often seek to assert that independent contractors in the transportation service industry are employees rather than independent contractors. There can be no assurance that interpretations and tax laws that support the independent contractor status will not change or that various authorities will not successfully assert a position that re-classifies independent contractors to be employees. If our independent contractors are determined to be our employees, that determination could materially increase our exposure under a variety of federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as our potential liability for employee benefits. In addition, such changes may be applied retroactively, and if so, we may be required to pay additional amounts to compensate for prior periods. Any of the above increased costs would adversely affect our business and operating results.

Our results of operations may be affected by seasonal factors.

Our productivity may decrease during the winter season when severe winter weather impedes operations. Also, some shippers may reduce their shipments after the winter holiday season. At the same time, operating expenses may increase and fuel efficiency may decline due to engine idling during periods of inclement weather. Harsh weather conditions generally also result in higher accident frequency, increased freight claims, and higher equipment repair expenditures. In addition, automobile plants for which we transport a large amount of freight typically undergo scheduled shutdowns in July and December which reduces the volume of automotive freight we ship during these plant shutdowns.

Our business may be disrupted by natural disasters and severe weather conditions causing supply chain disruptions.

Natural disasters such as earthquakes, tsunamis, hurricanes, tornadoes, floods or other adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt our operations or the operations of our customers or could damage or destroy infrastructure necessary to transport products as part of the supply chain. Specifically, these events may damage or destroy our assets, disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, and affect regional economies. As a result, these events could make it difficult or impossible for us to provide logistics and transportation services; disrupt or prevent our ability to perform functions at the corporate level; and/or otherwise impede our ability to continue business operations in a continuous manner consistent with the level and extent of business activities prior to the occurrence of the unexpected event, which could adversely affect our business and results of operations or make our results more volatile.

We may incur additional operating expenses or liabilities as a result of potential future requirements to address climate change issues.

As global warming issues become more prevalent, federal, state and local governments as well as some of our customers, have made efforts to respond to these issues. This increased focus on sustainability may result in new legislation or regulations and customer requirements that could negatively affect us as we may incur additional costs or be required to make changes to our operations in order to comply with any new regulations or customer requirements. Legislation or regulations that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases such as carbon dioxide, a by-product of burning fossil fuels such as those used in the Company’s trucks, could adversely affect our operations and financial results. More specifically, legislative or regulatory actions relating to climate change could adversely impact the Company by increasing our fuel costs and reducing fuel efficiency and could result in the creation of substantial additional capital expenditures and operating costs in the form of taxes, emissions allowances, or required equipment upgrades. Any of these factors could impair our operating efficiency and productivity and result in higher operating costs. In addition, revenues could decrease if we are unable to meet regulatory or customer sustainability requirements. These additional costs, changes in operations, or loss of revenues could have a material adverse effect on our business, financial condition and results of operations.

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

Our information technology systems are subject to certain cyber security risks that are beyond our control.

We depend on the proper functioning and availability of our information systems, including communications and data processing systems, in operating our business. Although we have implemented redundant systems and network security measures, our information technology remains susceptible to cyber security risks such as outages, computer viruses, break-ins and similar disruptions that may inhibit our ability to provide services to our customers and the ability of our customers to access our systems. This may result in the loss of customers or a reduction in demand for our services, which could adversely affect our growth and profitability.

We have substantial fixed costs and, as a result, our operating income fluctuates disproportionately with changes in our net sales.

A significant portion of our expenses are fixed costs that neither increase nor decrease proportionately with sales. There can be no assurance that we would be able to reduce our fixed costs proportionately in response to a decline in our sales and therefore our competitiveness could be significantly impacted. As a result, a decline in our sales would result in a higher percentage decline in our income from operations and net income.

Our financial results may be adversely impacted by potential future changes in accounting practices.

Future changes in accounting standards or practices, and related legal and regulatory interpretations of those changes, may adversely impact public companies in general, the transportation industry or our operations specifically. New accounting standards or requirements, could change the way we account for, disclose and present various aspects of our financial position, results of operations or cash flows and could be costly to implement.

Our business may be harmed by terrorist attacks, future war or anti-terrorism measures.

In order to prevent terrorist attacks, federal, state and municipal authorities have implemented and continue to follow various security measures, including checkpoints and travel restrictions on large trucks. Our international operations in Canada and Mexico may be affected significantly if there are any disruptions or closures of border traffic due to security measures. Such measures may have costs associated with them, which, in connection with the transportation services we provide, we or our independent contractors could be forced to bear. In addition, war or risk of war also may have an adverse effect on the economy. A decline in economic activity could adversely affect our revenue or restrict our future growth. Instability in the financial markets as a result of terrorism or war also could affect our ability to raise capital. In addition, the insurance premiums charged for some or all of the coverage currently maintained by us could increase dramatically or such coverage could be unavailable in the future.

We may be unable to successfully integrate businesses we acquire into our operations.

Integrating businesses we acquire may involve unanticipated delays, costs or other operational or financial problems. Successful integration of the businesses we acquire depends on a number of factors, including our ability to transition acquired companies to our information systems. In integrating businesses we acquire, we may not achieve expected economies of scale or profitability or realize sufficient revenues to justify our investment. We also face the risk that an unexpected problem at one of the companies we acquire will require substantial time and attention from senior management, diverting management’s attention from other aspects of our business. We cannot be certain that our management and operational controls will be able to support us as we grow.

Risks Related to Our Common Stock

The Chairman of our board of directors holds a controlling interest in us; therefore, the influence of our public shareholders over significant corporate actions is limited, and we are not subject to certain corporate governance standards that apply to other publicly traded companies.

Matthew T. Moroun, the Chairman of our Board of Directors, and a trust of which Mr. Moroun is a co-trustee together, own approximately 58.7% of our outstanding common stock. As a result, Mr. Moroun has the power to:

●	control all matters submitted to our shareholders;

●	elect our directors;

●	adopt, extend or remove any anti-takeover provisions that are available to us; and

●	exercise control over our business, policies and affairs.

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

We currently do not anticipate paying future cash dividends on our common stock. Any determination to pay future dividends and other distributions in cash, stock, or property by the Company in the future will be at the discretion of our Board of Directors and will be dependent on then-existing conditions, including our financial condition and results of operations and contractual restrictions. Therefore, stockholders should not rely on future dividend income from shares of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices and primary terminal facilities, which we own, are located in Tontitown, Arkansas. These facilities are located on approximately 49.3 acres and consist of 114,403 square feet of office space and maintenance and storage facilities.

Our subsidiaries lease facilities in Indianapolis, Indiana; Romulus, Michigan; North Jackson, Ohio; Tahlequah, Oklahoma; and Monterrey, Mexico. Our terminal facilities in North Little Rock, Arkansas; Columbia, Mississippi; Willard, Ohio; and Irving and Laredo, Texas are owned. The leased facilities are leased primarily on contractual terms typically ranging from one to five years. As of December 31, 2015, the following table provides a summary of the ownership and types of activities conducted at each location:

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

We are a defendant in a collective-action lawsuit which was filed on August 22, 2013, in the United States District Court for the Western District of Arkansas. The plaintiffs, who are current and former drivers and who worked for the Company during the period of August 22, 2010, through the date of the filing, allege claims for unpaid wages under the Fair Labor Standards Act and the Arkansas Minimum Wage Law. The complaint alleges that the Company failed to pay newly hired drivers minimum wage during orientation, training, and while traveling during normal business hours and that the Company failed to pay all drivers when working on assignment for more than 24 hours. The plaintiffs seek to enjoin the Company from continuing its current pay practices related to the allegations. They also seek actual damages, liquidated damages equal to accrual damages, court costs, and legal fees. During 2014, the Company reached a preliminary settlement with the plaintiffs in the amount of $3,950,000 and accordingly, reserved this amount, along with estimated settlement costs, in its 2014 consolidated financial statements. During the first quarter of 2015, the Company negotiated a reduction in the settlement amount to approximately $3,450,000. The settlement was approved by the court in January 2016 and we expect to make the settlement payment during 2016. Management has determined that any losses under this claim will not be covered by existing insurance policies.

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

Fiscal Year Ended December 31, 2015

	High	Low
First Quarter	$63.70	$49.77
Second Quarter	67.61	54.01
Third Quarter	62.16	30.33
Fourth Quarter	45.65	25.65

Fiscal Year Ended December 31, 2014

	High	Low
First Quarter	$23.00	$17.83
Second Quarter	29.01	19.46
Third Quarter	40.19	27.66
Fourth Quarter	54.74	33.71

As of February 23, 2016, there were approximately 92 holders of record of our common stock.

Dividends

The Company paid cash dividends of $1.00 per common share during each of the months of April 2012 and December 2012. No dividends were paid during any year prior to 2012 or during 2013, 2014 or 2015. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors. Currently, the Company does not intend to pay dividends in the foreseeable future.

Repurchases of Equity Securities by the Issuer

The Company’s stock repurchase program has been extended and expanded several times, most recently in May 2014, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. Following the reauthorization, the Company repurchased 33,341 shares of its common stock during the remainder of 2014 under this repurchase program. The Company repurchased 31,263 shares of its common stock during 2015 under this repurchase program.

On May 22, 2015, the Company announced a Dutch auction tender offer (the “2015 tender offer”) to repurchase up to 80,000 shares of its common stock, par value $0.01 per share, subject to the terms and conditions described in the 2015 tender offer pursuant to the Board of Directors approval on May 21, 2015. On June 23, 2015, the Company extended the offer and increased the offer from 80,000 shares to 150,000 shares. Subject to certain limitations and legal requirements, the Company could purchase up to an additional 2% of its outstanding shares which totaled 148,566 shares. The 2015 tender offer began on the date of the announcement, May 22, 2015, and expired on July 9, 2015.

Through the 2015 tender offer, the Company’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $59.00 to $63.00 per share. Upon expiration of the offer, the Company accepted for purchase a total of 298,566 shares at a price of $59.00 per share, for a total purchase price of approximately $17.8 million, including fees and commission. The purchases were settled on July 16, 2015. The Company accounted for the repurchase of these shares as treasury stock on the Company’s consolidated balance sheet as of December 31, 2015.

On December 2, 2014, the Company announced a Dutch auction tender offer (the “2014 tender offer”) to repurchase up to 640,000 shares of its common stock, par value $0.01 per share, subject to the terms and conditions described in the 2014 tender offer pursuant to the Board of Directors approval on November 25, 2014. Subject to certain limitations and legal requirements, the Company could purchase up to an additional 2% of its outstanding shares which totaled 160,000 shares. The 2014 tender offer began on the date of the announcement, December 2, 2014, and expired on December 30, 2014.

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

On December 2, 2013, the Company announced a Dutch auction tender offer (the “2013 tender offer”) to repurchase up to 600,000 shares of its common stock, par value $0.01 per share, subject to the terms and conditions described in the 2013 tender offer pursuant to the Board of Directors approval on November 27, 2013. Subject to certain limitations and legal requirements, the Company could purchase up to an additional 2% of its outstanding shares which totaled 173,000 shares. The 2013 tender offer began on the date of the announcement, December 2, 2013, and expired on December 30, 2013.

Through the 2013 tender offer, the Company’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $19.00 to $21.00 per share. Upon expiration of the offer, the Company accepted for purchase a total of 675,000 shares at a price of $20.50 per share, for a total purchase price of approximately $13.9 million, including fees and commission. The purchases were settled on January 6, 2014. The Company accounted for the repurchase of these shares as treasury stock on the Company’s consolidated balance sheet as of December 31, 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for a presentation of compensation plans under which equity securities of the Company are authorized for issuance.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of the NASDAQ OMX Index for the NASDAQ Stock Market (U.S. companies) and the NASDAQ OMX Index for the NASDAQ Trucking and Transportation Stocks for the period of five years commencing December 31, 2010 and ending December 31, 2015. The graph assumes that the value of the investment in our common stock and in each index was $100 on December 31, 2010 and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG OUR COMMON STOCK,

THE NASDAQ OMX INDEX FOR THE NASDAQ STOCK MARKET (U.S. COMPANIES)

AND THE NASDAQ TRUCKING AND TRANSPORTATION STOCKS INDEX THROUGH DECEMBER 31, 2015

Item 6. Selected Financial Data.

The following selected financial and operating data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Statement of Operations Data:
Operating revenues:
Operating revenues, before fuel surcharge	$355,403	$316,584	$313,117	$297,698	$284,178
Fuel surcharge	61,647	94,353	89,696	82,935	75,065
Total operating revenues	417,050	410,937	402,813	380,633	359,243

Operating expenses:
Salaries, wages and benefits	105,943	108,371	107,037	108,866	110,037
Operating supplies and expenses	89,878	126,875	137,268	155,392	168,567
Rent and purchased transportation	134,188	90,831	85,226	54,011	30,126
Depreciation	32,346	36,296	39,088	38,298	34,163
Insurance and claims	15,315	20,274	14,586	13,744	13,070
Other	8,904	9,871	8,956	7,585	8,525
(Gain) loss on sale or disposal of property	(5,754)	(4,591)	(854)	(166)	98
Total operating expenses	380,820	387,927	391,307	377,730	364,586
Operating income (loss)	36,230	23,010	11,506	2,903	(5,343)
Non-operating income	1,516	2,099	1,540	3,288	1,551
Interest expense	(2,818)	(2,897)	(3,375)	(2,596)	(1,798)
Income (loss) before income taxes	34,928	22,212	9,671	3,595	(5,590)
Income tax expense (benefit)	13,492	8,721	3,756	1,416	(2,733)
Net income (loss)	$21,436	$13,491	$5,915	$2,179	$(2,857)

Earnings (loss) per common share:
Basic	$2.94	$1.69	$0.68	$0.25	$(0.32)
Diluted	$2.93	$1.68	$0.68	$0.25	$(0.32)

Average common shares outstanding – Basic	7,288	7,990	8,662	8,700	9,056
Average common shares outstanding – Diluted (1)	7,325	8,034	8,682	8,702	9,056

Cash dividends declared per common share	$-	$-	$-	$2.00	$-

__________

(1)	Diluted income per share for 2015, 2014, and 2013 assumes the exercise of stock options to purchase an aggregate of 44,755, 71,990, and 92,496 shares of common stock, respectively.

	At December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Total assets	$357,995	$324,605	$329,302	$317,669	$279,093
Long-term debt, excluding current portion	99,223	52,293	70,366	78,583	44,135
Stockholders' equity	101,554	99,985	115,946	122,195	137,477

	Year Ended December 31,
	2015		2014		2013		2012		2011
Operating Data:
Operating ratio (1)	89.8%		92.7%		96.3%		99.0%		101.9%
Average number of truckloads per week	6,388		5,674		6,120		5,704		5,586
Average miles per trip	673		729		675		693		687
Total miles traveled (in thousands)	218,418		209,990		209,837		200,765		195,081
Average miles per truck	119,419		117,868		116,256		114,071		110,215
Average revenue, before fuel surcharge per truck per day	$765		$700		$683		$666		$632
Average revenue, before fuel surcharge per loaded mile	$1.53		$1.50		$1.49		$1.49		$1.49
Empty mile factor	6.8%		6.8%		7.3%		8.7%		8.3%

At end of period:
Total company-owned/leased trucks	1,860	(2)	1,761	(3)	1,837	(4)	1,800	(5)	1,770	(6)
Average age of company-owned trucks (in years)	1.32		1.58		1.52		1.63		2.62
Total company-owned/leased trailers	4,983	(7)	4,919	(8)	5,170	(9)	4,943	(10)	4,696	(11)
Average age of company-owned trailers (in years)	3.47		5.19		6.34		6.99		7.09
Number of employees	3,049		2,911		3,022		3,031		2,764

__________

(1)	Total operating expenses, net of fuel surcharge as a percentage of operating revenues, before fuel surcharge;
(2)	Includes 482 independent contractor trucks; (3) Includes 325 independent contractor trucks; (4) Includes 357 independent contractor trucks;
(5)	Includes 220 independent contractor trucks; (6) Includes 79 independent contractor trucks; (7) Includes 80 leased trailers;
(8)	Includes 141 leased trailers; (9) Includes 91 leased trailers; (10) Includes 36 leased trailers; (11) Includes 53 leased trailers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

The Company's administrative headquarters are in Tontitown, Arkansas. From this location we manage operations conducted through our wholly owned subsidiaries based in various locations around the United States, Mexico, and Canada. The operations of these subsidiaries can generally be classified into either truckload services or brokerage and logistics services. Truckload services include those transportation services in which we utilize company owned trucks or independent contractor owned trucks. Brokerage and logistics services consist of services such as transportation scheduling, routing, mode selection, transloading and other value added services related to the transportation of freight which may or may not involve the usage of company owned or independent contractor owned equipment. Both our truckload operations and our brokerage/logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. All of the Company's operations are in the motor carrier segment.

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 87.6%, 92.5% and 92.6% of total revenues, excluding fuel surcharges for the twelve months ended December 31, 2015, 2014 and 2013, respectively.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge (and operating supplies and expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During 2015, 2014 and 2013, approximately $61.6 million, $94.4 million and $89.7 million, respectively, of the Company's total revenue was generated from fuel surcharges. We also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Results of Operations - Truckload Services

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Operating supplies and expenses are shown net of fuel surcharges.

	Years Ended December 31,
	2015	2014	2013
Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefit	33.6	36.8	36.7
Operating supplies and expenses, net of fuel surcharge	9.1	11.1	16.4
Rent and purchased transportation	29.8	23.5	21.9
Depreciation	10.4	12.4	13.5
Insurance and claims	4.9	6.9	5.0
Other	2.8	3.3	3.1
Gain on sale or disposal of property	(1.9)	(1.6)	(0.3)
Total operating expenses	88.7	92.4	96.3
Operating income	11.3	7.6	3.7
Non-operating income	0.5	0.7	0.5
Interest expense	(0.9)	(1.0)	(1.1)
Income before income taxes	10.9%	7.3%	3.1%

2015 Compared to 2014

For the year ended December 31, 2015, truckload services revenue, before fuel surcharges, increased 6.3% to $311.2 million as compared to $292.7 million for the year ended December 31, 2014. The increase relates primarily to an increase in the number of miles traveled, an increase in equipment utilization, and an increase in the average rate charged to customers. The number of miles traveled increased from 210.0 million miles during 2014 to 218.4 million miles during 2015 primarily as a result of an increase in the average number of trucks in service, which increased from 1,781 during 2014 to 1,829 during 2015. Also contributing to the increase in miles traveled was an increase in equipment utilization as the average number of miles traveled each work day increased from 464 miles per truck during 2014 to 470 miles per truck during 2015. The average rate charged per total mile during 2015 increased $0.03 as compared to the average rate charged during 2014.

Salaries, wages and benefits decreased from 36.8% of revenues, before fuel surcharges, during 2014 to 33.6% of revenues, before fuel surcharges, during 2015. The decrease relates primarily to a decrease in company driver wages paid during 2015 as compared to company driver wages paid during 2014. Our driver pool consists of both company drivers and third-party independent contractor drivers. Company drivers are employees of the Company and perform services in company-owned equipment while independent contractors provide services, under contract, using their own equipment. While each group is generally compensated on a per-mile basis, independent contractor payments are classified in the Company’s financial statements under Rent and purchased transportation. The decrease in Salaries, wages and benefits primarily resulted from a decrease in the proportion of total miles driven by company drivers during 2015 in comparison to the proportion of total miles driven by company drivers during 2014. This proportional decrease was the result of an increase in the average number of independent contractors under contract from 339 during 2014 to 414 during 2015. Also contributing to the decrease was the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, with the increase in revenues for the periods compared.

Operating supplies and expenses decreased from 11.1% of revenues, before fuel surcharges, during 2014 to 9.1% of revenues, before fuel surcharges, during 2015. The decrease relates primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel and to an increase in the average miles-per-gallon (“mpg”) experienced during 2015 as compared to 2014. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased as a result of more favorable fuel surcharge arrangements made with customers and to an increase in the number of independent contractors in our fleet. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by independent contractors is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to independent contractors for their services is reported along with their base rate of pay in the Rent and purchased transportation category. These categorizations have the effect of reducing our net operating supplies and expenses while increasing the Rent and purchased transportation category, as discussed below. The average mpg experienced increased during 2015 as compared to the mpg experienced during 2014 as a result of replacing older trucks with newer trucks, which are more fuel efficient. Partially offsetting this decrease was an increase in amounts paid for driver recruiting and driver training schools during 2015 as compared to amounts paid during 2014. The increase in driver recruiting and training costs are a result of heightened competition for qualified drivers as industry demand has increased and increased regulations have forced some drivers to exit the profession.

Rent and purchased transportation increased from 23.5% of revenues, before fuel surcharges, during 2014 to 29.8% of revenues, before fuel surcharges, during 2015. The increase relates primarily to an increase in driver lease expense as the average number of independent contractors under contract increased from 339 during 2014 to 414 during 2015. Also contributing to the increase was an increase in operating lease payments associated with the lease of Company trucks as the average number of Company trucks under operating lease agreements increased from 213 during 2014 to 465 during 2015. The increase in costs in this category, as they relate to the increase in independent contractors, are partially offset by a decrease in other cost categories, such as repairs and fuel, which are generally borne by the independent contractor.

Depreciation decreased from 12.4% of revenues, before fuel surcharges, during 2014 to 10.4% of revenues, before fuel surcharges, during 2015. The decrease relates primarily to a decrease in the average number of company-owned trucks as a result of leasing arrangements entered into at various times throughout 2014 for the lease of 421 Company trucks, including 97 company-owned trucks which were sold to a third party and then leased back to the Company. During 2015, the Company entered into a lease agreement for the lease of an additional 50 trucks, and as of December 31, 2015, the Company’s truck fleet includes 462 leased trucks. The lease payments associated with these leases are reported in the Rents and purchased transportation category.

Insurance and claims decreased from 6.9% of revenues, before fuel surcharges, during 2014 to 4.9% of revenues, before fuel surcharges, during 2015. The decrease relates primarily to a decrease in amounts reserved for lawsuit settlements during 2015 as compared to amounts reserved during 2014. During 2014, the Company reserved an estimated amount for the anticipated settlement of a lawsuit, which claimed that the Company was in violation of minimum wage laws with regard to certain activities performed by employee drivers as described in the section “Legal Proceedings” in Item 3 of this Report.

Other expenses decreased from 3.3% of revenues, before fuel surcharges, during 2014 to 2.8% of revenues, before fuel surcharges, during 2015. The decrease relates primarily to a decrease in amounts expensed for legal fees and uncollectible revenue.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved to 88.7% for 2015 from 92.4% for 2014.

2014 Compared to 2013

For the year ended December 31, 2014, truckload services revenue, before fuel surcharges, increased 0.9% to $292.7 million as compared to $290.1 million for the year ended December 31, 2013. The increase was related primarily to an increase in equipment utilization, an increase in the average rate charged to customers and a reduction in uncompensated miles. Although the average number of trucks declined from 1,804 during 2013 to 1,781 during 2014, the number of miles traveled increased from 209.8 million miles during 2013 to 210.0 million miles during 2014 as a result of an increase in the average number of miles traveled each work day from 458 miles per truck during 2013 to 464 miles per truck during 2014. The average rate charged per total mile during 2014 increased $0.01 as compared to the average rate charged during 2013. The average percentage of uncompensated miles declined from 7.3% of total miles for 2013 to 6.8% of total miles during 2014.

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

Operating supplies and expenses decreased from 16.4% of revenues, before fuel surcharges, during 2013 to 11.1% of revenues, before fuel surcharges, during 2014. The decrease related primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel and to an increase in the average miles-per-gallon (“mpg”) experienced during 2014 as compared to 2013. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased as a result of more favorable fuel surcharge arrangements made with customers and to an increase in the number of independent contractors in our fleet. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by independent contractors is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to independent contractors for their services is reported along with their base rate of pay in the Rent and purchased transportation category. These categorizations have the effect of reducing our net operating supplies and expenses while increasing the Rent and purchased transportation category, as discussed below. The average mpg experienced increased during 2014 as compared to the mpg experienced during 2013 as a result of replacing older trucks with newer trucks, which are more fuel efficient. The decrease also relates to a decrease in amounts paid for equipment maintenance costs during 2014 as compared to amounts paid during 2013 as a result of replacing older equipment with new equipment. Partially offsetting this decrease is an increase in amounts paid for driver recruiting and driver training schools during 2014 as compared to amounts paid during 2013. The increase in driver recruiting and training costs were a result of heightened competition for qualified drivers as industry demand increased and increased regulations had forced some drivers to exit the profession.

Rent and purchased transportation increased from 21.9% of revenues, before fuel surcharges, during 2013 to 23.5% of revenues, before fuel surcharges, during 2014. This increase related primarily to lease payments associated with the lease of 421 trucks, as discussed below. This increase was partially offset by a decrease in driver lease expense as a result of fewer miles being driven by independent contractors during 2014 as compared to 2013.

Depreciation decreased from 13.5% of revenues, before fuel surcharges, during 2013 to 12.4% of revenues, before fuel surcharges, during 2014. The decrease related primarily to a decrease in the average number of company-owned trucks as a result of a leasing arrangement entered into during the first quarter of 2014 for the lease of 147 trucks, including 97 company-owned trucks which were sold to a third party and then leased back to the Company. During the remainder of 2014, the Company entered into lease agreements for the lease of an additional 274 trucks, and as of December 31, 2014, the Company’s truck fleet included of 421 leased trucks. The lease payments associated with these leases were reported in the Rents and purchased transportation category.

Insurance and claims increased from 5.0% of revenues, before fuel surcharges, during 2013 to 6.9% of revenues, before fuel surcharges, during 2014. This increase related primarily to an estimated amount reserved during 2014 for the anticipated settlement of a lawsuit, which claims that the Company was in violation of minimum wage laws with regard to certain activities performed by employee driver as described in the section “Legal Proceedings” in Item 3 of this Report, as well as an increase in amounts expensed for litigation costs associated with other claims. The increase also related to increases in the amount paid for physical damage insurance premiums during 2014 as compared to 2013 due to an increase in the value of the equipment covered as a result of replacing older equipment with new equipment and to obtaining physical damage coverage on our trailers effective during the fourth quarter of 2013.

Other expenses increased from 3.1% of revenues, before fuel surcharges, during 2013 to 3.3% of revenues, before fuel surcharges, during 2014. The increase related primarily to an increase in amounts expensed for legal fees.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved to 92.4% for 2014 from 96.3% for 2013.

Non-operating income increased from 0.5% of revenues, before fuel surcharges, during 2013 to 0.7% of revenues, before fuel surcharges, during 2014. The components of this category consist primarily of dividends earned and gains or losses on the Company’s investments in marketable equity securities. The increase related primarily to an increase in the amount of gains recognized during 2014 as compared to 2013 on the Company’s investments in marketable equity securities.

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

	Years Ended December 31,
	2015	2014	2013
Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	3.1	2.7	2.6
Operating supplies and expenses	0.0	0.0	0.0
Rent and purchased transportation	94.0	93.0	94.3
Depreciation	0.0	0.0	0.0
Insurance and claims	0.0	0.4	0.0
Other	0.6	0.4	0.4
Gain on sale or disposal of property	0.0	0.0	0.0
Total operating expenses	97.7	96.5	97.3
Operating income	2.3	3.5	2.7
Non-operating income	0.2	0.1	0.1
Interest expense	(0.4)	(0.2)	(0.3)
Income before income taxes	2.1%	3.4%	2.5%

2015 Compared to 2014

For the year ended December 31, 2015, logistics and brokerage services revenues, before fuel surcharges, increased 85.1% to $44.2 million as compared to $23.9 million for the year ended December 31, 2014. The increase was primarily the result of an increase in the number of loads brokered during 2015 as compared to 2014.

Salaries, wages and benefits increased from 2.7% of revenues, before fuel surcharges, in 2014 to 3.1% of revenues, before fuel surcharges, in 2015. The increase relates to an increase in the number of employees employed by the logistics and brokerage services division as the Company continues its efforts to expand this division.

Rent and purchased transportation increased from 93.0% of revenues, before fuel surcharges, in 2014 to 94.0% of revenues, before fuel surcharges, in 2015. The increase relates to an increase in amounts paid to third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased to 97.7% for 2015 from 96.5% for 2014.

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

Insurance and claims increased to 0.4% of revenues, before fuel surcharges, in 2014 compared to 2013. This increase related primarily to an estimated amount reserved during 2014 for the anticipated settlement of a lawsuit, which claims that the Company was in violation of minimum wage laws with regard to certain activities performed by employee drivers as mentioned in the section “Legal Proceedings” in Item 3 of this Report, as well as an increase in amounts expensed for litigation costs associated with other claims.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved to 96.5% for 2014 from 97.3% for 2013.

Results of Operations - Combined Services

2015 Compared to 2014

Income tax expense was approximately $13.5 million in 2015 resulting in an effective rate of 38.6%, as compared to an income tax expense of approximately $8.7 million in 2014 resulting in an effective rate of 39.3%. The effective tax rate differs from the statutory rate primarily due to the existence of partially non-deductible meal and incidental expense per-diem payments to company drivers. Per-diem payments may cause a significant difference in the Company’s effective tax rate from period-to-period as the proportion of non-deductible expenses to pre-tax net income increases or decreases.

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of Accounting Standards Codification (“ASC”) 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2015, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of December 31, 2015, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During 2015 and 2014, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2012 and forward remain open to examination in those jurisdictions.

The combined net income for all divisions was $21.4 million, or 6.0% of revenues, before fuel surcharge, for 2015 as compared to the combined net income for all divisions of $13.5 million or 4.3% of revenues, before fuel surcharge, for 2014. The increase in net income resulted in an increase in diluted earnings per share to $2.93 for 2015 from a diluted earnings per share of $1.68 for 2014.

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

As of December 31, 2014, there were no significant unrecognized tax benefits and an adjustment to the Company’s consolidated financial statements for uncertain tax positions was not required as management believes that the Company’s significant tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2011 and forward remained open to examination in those jurisdictions.

The combined net income for all divisions was $13.5 million, or 4.3% of revenues, before fuel surcharge, for 2014 as compared to the combined net income for all divisions of $5.9 million or 1.9% of revenues, before fuel surcharge, for 2013. The increase in net income resulted in an increase in diluted earnings per share to $1.68 for 2014 from a diluted earnings per share of $0.68 for 2013.

Quarterly Results of Operations

The following table presents selected consolidated financial information for each of our last eight fiscal quarters through December 31, 2015. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the quarterly information.

	Quarter Ended
	Mar. 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	Mar. 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014
	(unaudited)
	(in thousands, except earnings per share data)
Operating revenues	$99,483	$108,033	$107,110	$102,424	$97,820	$104,343	$107,059	$101,715
Total operating expenses	90,336	96,151	96,884	97,449	94,975	95,754	98,609	98,589
Operating income	9,147	11,882	10,226	4,975	2,845	8,589	8,450	3,126
Net income	5,369	7,039	5,795	3,233	1,357	4,945	5,057	2,132
Income per common share:
Basic	$0.72	$0.95	$0.81	$0.45	$0.17	$0.62	$0.63	$0.27
Diluted	$0.72	$0.94	$0.80	$0.45	$0.17	$0.62	$0.63	$0.27

Liquidity and Capital Resources

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, borrowings under our lines of credit, installment notes and investment margin account, and issuances of equity securities.

During 2015, we generated $61.5 million in cash from operating activities compared to $55.3 million and $43.2 million in 2014 and 2013, respectively. Investing activities used $85.5 million in cash during 2015 compared to $0.1 million and $44.3 million in 2014 and 2013, respectively. The cash used for investing activities in all three years related primarily to the purchase of revenue equipment such as trucks and trailers or related equipment such as auxiliary power units. Financing activities used $3.5 million in cash during 2015 compared to $28.7 million in cash used during 2014 and $1.8 million in cash provided during 2013. See the Consolidated Statements of Cash Flows in Item 8 of this Report.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing lines of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations, to finance capital expenditures and repay long-term debt. During 2015 and 2014, we utilized cash on hand, installment notes, and our lines of credit to finance revenue equipment purchases of approximately $122.3 million and $26.7 million, respectively.

Occasionally we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 60 months. At December 31, 2015, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $129.3 million. These installment notes are payable in monthly installments, ranging from 36 monthly installments to 60 monthly installments, at a weighted average interest rate of 2.27%. At December 31, 2014, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $95.2 million. These installment notes were payable in monthly installments, ranging from 36 to 60 months at a weighted average interest rate of 2.66%.

In order to maintain our truck and trailer fleet count, it is often necessary to purchase replacement units and place them in service before trade units are removed from service. The timing of this process often requires the Company to pay for new units without any reduction in price for trade units. In this situation, the Company later receives payment for the trade units as they are delivered to the equipment vendor and have passed vendor inspection. During the twelve months ended December 31, 2015 and 2014, the Company received approximately $27.5 million and $15.3 million, respectively, for units delivered for trade.

During 2015, the Company maintained a $40.0 million revolving line of credit. Amounts outstanding under the line bear interest at LIBOR (determined as of the first day of each month) plus 1.50% (1.74% at December 31, 2015), are secured by our trade accounts receivable and mature on July 1, 2017. At December 31, 2015, outstanding advances on the line were approximately $10.8 million, including letters of credit totaling $0.8 million, with availability to borrow $29.2 million.

Cash and cash equivalents decreased from $27.6 million at December 31, 2014 to $0.2 million at December 31, 2015. The decrease relates primarily to the payment of $28.7 million for shares of our common stock purchased under a tender offer completed during the fourth quarter of 2014 which was paid in 2015, and to the payment of $17.8 million for treasury stock under a tender offer completed during the third quarter of 2015. These cash reductions were partially offset through cash flows from continuing operations and the sale of older revenue equipment which was replaced with new revenue equipment subject to installment debt financing agreements.

Trade accounts receivable decreased from $53.0 million at December 31, 2014 to $49.3 million at December 31, 2015. The decrease relates primarily to amounts collected in excess of freight revenue and fuel surcharge revenue generated, which flows through the accounts receivable account, during 2015 as compared to amounts collected during 2014, which lagged amounts generated for freight revenue and fuel surcharge revenue.

Accounts receivable-other decreased from $11.5 million at December 31, 2014 to $5.9 million at December 31, 2015. The decrease relates primarily to a decrease in amounts held with the Company’s third-party qualified intermediary. The Company contracts with a third-party qualified intermediary in order to accomplish tax-deferred, like-kind exchanges related to its revenue equipment. Under the program, dispositions of eligible trucks or trailers and acquisitions of replacement trucks or trailers are made in a form whereby any associated tax gains related to the disposal are deferred. To qualify for like-kind exchange treatment, we exchange, through our qualified intermediary, eligible trucks or trailers being disposed with trucks or trailers being acquired. Amounts held by the Company’s third-party qualified intermediary are dependent on the timing and extent of the Company’s revenue equipment sales and/or purchase activities which can fluctuate significantly from period-to-period. This decrease was partially offset by an increase in amounts advanced to independent contractors and third party brokerage companies of approximately $1.7 million.

Prepaid expenses and deposits decreased from $10.1 million at December 31, 2014 to $8.1 million at December 31, 2015. The decrease relates to the payment of approximately $1.3 million of insurance premiums which were paid in advance in December 2014 for which there was no corresponding payment made during December of 2015. The decrease also relates to a $0.5 million reduction in amounts prepaid for new tires at December 31, 2015 as compared to amounts prepaid for new tires at December 31, 2014.

Marketable equity securities at December 31, 2015 decreased approximately $0.3 million as compared to December 31, 2014. The decrease was related to changes in market value of approximately $1.9 million, sales of marketable equity securities with a combined cost basis of approximately $0.3 million, other than temporary write downs of approximately $0.8 million, and returns of capital of approximately $0.1 million which were almost entirely offset by purchases of marketable equity securities of approximately $2.9 million. At December 31, 2015, the remaining marketable equity securities have a combined cost basis of approximately $16.0 million and a combined fair market value of approximately $24.6 million. The Company has developed a strategy to invest in securities from which it expects to receive dividends that qualify for favorable tax treatment, as well as appreciate in value. The Company anticipates that increases in the market value of the investments combined with dividend payments will exceed interest rates paid on borrowings for the same period. During 2015, the Company had net unrealized pre-tax losses of approximately $1.8 million and received dividends of approximately $1.1 million. The holding term of these securities depends largely on the general economic environment, the equity markets, borrowing rates and the Company's cash requirements.

Revenue equipment, at December 31, 2015, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units and auxiliary power units, increased approximately $59.8 million as compared to December 31, 2014. The increase relates primarily to the purchase of new trucks and trailers in a greater quantity than the quantity of trucks and trailers sold. The increase is also reflective of the higher purchase price of new trucks and trailers compared to the trucks and trailers which are being replaced and sold.

Accounts payable at December 31, 2015 decreased approximately $23.9 million as compared to December 31, 2014. The decrease was primarily related to the payment, during the first quarter of 2015, for shares of our common stock purchased under a tender offer completed during the fourth quarter of 2014 in the amount of $28.7 million. The decrease was partially offset by an increase in amounts accrued for revenue equipment of approximately $4.0 million at December 31, 2015 as compared to December 31, 2014.

Current maturities of long term-debt and long-term debt fluctuations are reviewed on an aggregate basis as the classification of amounts in each category are typically affected merely by the passage of time. Current maturities of long-term debt and long-term debt, on an aggregate basis at December 31, 2015, increased approximately $44.0 million as compared to December 31, 2014. The increase was related to additional borrowings received during 2015 net of the principal portion of scheduled installment note payments made during 2015.

For 2016, we expect to purchase 450 new trucks and 1,590 new trailers while continuing to sell or trade equipment that has reached the end of its cycle, which we expect to result in net capital expenditures of approximately $77.0 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our anticipated future cash flows and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Contractual Obligations and Commercial Commitments

The following table sets forth the Company's contractual obligations and commercial commitments as of December 31, 2015:

	Payments due by period
	(in thousands)
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 Years

Long-term debt (1)	$156,426	$43,374	$99,355	$13,697	$-
Operating leases (2)	16,895	10,113	6,771	11	-
Total	$173,321	$53,487	$106,126	$13,708	$-
(1)	Including interest.
(2)	Represents equipment, building, facilities, and drop yard operating leases.

Off-Balance Sheet Arrangements

At December 31, 2015, the Company operated 462 trucks under operating lease agreements. These lease agreements do not require any residual value guarantees; however, the trucks must meet certain normal wear and tear conditions upon return to lessor at the end of the lease term.

The trucks held under operating leases are not carried on our balance sheet and the respective lease payments are reflected in our consolidated statements of operations as a component of the caption “Rents and purchased transportation.” Rent expense related to the trucks under the operating lease agreements totaled approximately $10.2 million for the year ended December 31, 2015.

Insurance

The Company maintains certain insurance coverages for physical damage, auto liability, and cargo loss risks as well as other general business risks. This coverage is provided through insurance policies with various insurance carriers which have per occurrence deductibles of up to $10,000. During October 2015, the Company began self-insuring its trailer fleet for physical damage losses. The Company maintains workers’ compensation coverage in Arkansas, Ohio, Oklahoma, Mississippi, and Florida with a $500,000 self-insured retention and a $500,000 per occurrence excess policy. The Company has elected to opt out of workers' compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has reserved for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers’ compensation claims. Letters of credit aggregating approximately $600,000 and certificates of deposit totaling $300,000 are held by banks as security for workers’ compensation claims. The Company self insures for employee health claims with a stop loss of $325,000 per covered employee per year and estimates its liability for claims incurred but not reported.

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

Significantly all of the Company’s cash flows from operations are generated by trucks and trailers, and as such, the cost of other long-lived assets are funded by those operations. Therefore, management tests for the recoverability of all of the Company’s long-lived assets as a single group at the entity level and examines the forecasted future cash flows generated by trucks and trailers, including their eventual disposition, to determine if those cash flows exceed the carrying value of the long-lived assets. Forecasted cash flows are estimated using assumptions about future operations. To the extent that facts and circumstances change in the future, our estimates of future cash flows may also change either positively or negatively. In light of the Company’s market capitalization during 2015 and net operating profits of the Company for the years ended December 31, 2015 and 2014, no impairment indicators existed which required management to test the Company’s long-lived assets for recoverability as of December 31, 2015. As such, no impairment losses were recorded during 2015.

Claims accruals. The Company is self-insured for health and workers' compensation benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred, but not reported (IBNR) claims. IBNR claims are estimated using historical lag information and other data either provided by outside claims administrators or developed internally. Actual claims payments may differ from management’s estimates as a result of a number of factors, including evaluation of severity, increases in legal or medical costs, and other case-specific factors. The actual claims payments are charged against the Company’s recorded accrued claims liabilities and have been reasonable with respect to the estimates of the liabilities made under the Company’s methodology. However, the estimation process is generally subjective, and to the extent that future actual results materially differ from original estimates made by management, adjustments to recorded accruals may be necessary which could have a material effect on the Company’s consolidated financial statements. Based upon our 2015 health and workers' compensation expenses, a 10% increase in both claims incurred and IBNR claims, would increase our annual health and workers' compensation expenses by $0.7 million.

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. Significant management judgment is required as it relates to future taxable income, future capital gains, tax settlements, valuation allowances, and the Company’s ability to utilize tax loss and credit carryforwards. As of December 31, 2015, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

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

Equity Price Risk

We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities decreased to $24.6 million at December 31, 2015 from $24.9 million at December 31, 2014. The decrease was related to changes in market value of approximately $1.9 million, sales of marketable equity securities with a combined cost basis of approximately $0.3 million, other than temporary write downs of approximately $0.8 million, and returns of capital of approximately $0.1 million which were almost entirely offset by purchases of marketable equity securities of approximately $2.9 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $2.5 million. For additional information with respect to the marketable equity securities, see Note 3 to our consolidated financial statements.

Interest Rate Risk

Our line of credit bears interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are affected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $10.0 million of variable rate debt was outstanding under our line of credit for a full fiscal year, a hypothetical 100 basis point increase in LIBOR would result in approximately $100,000 of additional interest expense.

Commodity Price Risk

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our 2015 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by approximately $5.1 million.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk related to the activities of our branch office located in Mexico. Currently, we do not hedge our exchange rate exposure through any currency forward contracts, currency options, or currency swaps as all of our revenues, and substantially all of our expenses and capital expenditures, are transacted in U.S. dollars. However, certain operating expenditures and capital purchases related to our Mexico branch office are incurred within or exposed to fluctuations in the exchange rate between the U.S. Dollar and the Mexican peso. Based on 2015 expenditures denominated in pesos, a 10% increase in the exchange rate would increase our annual operating expenses by approximately $55,000.

Item 8. Financial Statements and Supplementary Data.

The following statements are filed with this report:

Report of Independent Registered Public Accounting Firm – Grant Thornton LLP

Consolidated Balance Sheets - December 31, 2015 and 2014

Consolidated Statements of Operations - Years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income - Years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows - Years ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

P.A.M. Transportation Services, Inc.

We have audited the accompanying consolidated balance sheets of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P.A.M. Transportation Services, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

March 15, 2016

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

(in thousands, except share and per share data)

ASSETS	2015	2014

CURRENT ASSETS:
Cash and cash equivalents	$157	$27,649
Accounts receivable—net:
Trade, less allowance of $549 and $1,611, respectively	49,312	52,983
Other	5,850	11,469
Inventories	1,890	1,306
Prepaid expenses and deposits	8,052	10,110
Marketable equity securities	24,575	24,895
Income taxes refundable	2,865	507

Total current assets	92,701	128,919

PROPERTY AND EQUIPMENT:
Land	5,374	4,924
Structures and improvements	17,858	16,165
Revenue equipment	338,853	279,079
Office furniture and equipment	9,854	9,257

Total property and equipment	371,939	309,425

Accumulated depreciation	(109,087)	(116,178)

Net property and equipment	262,852	193,247

OTHER ASSETS	2,442	2,439

TOTAL ASSETS	$357,995	$324,605

 (Continued)

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

(in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	2015	2014

CURRENT LIABILITIES:
Accounts payable	$17,791	$41,695
Accrued expenses and other liabilities	27,093	27,517
Current maturities of long-term debt	40,025	42,908
Deferred income taxes—current	1,835	2,951

Total current liabilities	86,744	115,071

Long-term debt—less current portion	99,223	52,293
Deferred income taxes—less current portion	70,474	57,125
Other long-term liabilities	-	131

Total liabilities	256,441	224,620

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,497,471 and 11,474,096 shares issued; 7,116,661 and 7,423,115 shares outstanding at December 31, 2015 and December 31, 2014, respectively	115	115
Additional paid-in capital	80,429	79,926
Accumulated other comprehensive income	5,310	6,402
Treasury stock, at cost; 4,380,810 and 4,050,981 shares at December 31, 2015 and December 31, 2014, respectively	(101,779)	(82,501)
Retained earnings	117,479	96,043

Total stockholders’ equity	101,554	99,985

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$357,995	$324,605

(Concluded)

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(in thousands, except per share data)

	2015	2014	2013
OPERATING REVENUES:
Revenue, before fuel surcharge	$355,403	$316,584	$313,117
Fuel surcharge	61,647	94,353	89,696

Total operating revenues	417,050	410,937	402,813

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	105,943	108,371	107,037
Operating supplies and expenses	89,878	126,875	137,268
Rents and purchased transportation	134,188	90,831	85,226
Depreciation	32,346	36,296	39,088
Insurance and claims	15,315	20,274	14,586
Other	8,904	9,871	8,956
Gain on disposition of equipment	(5,754)	(4,591)	(854)

Total operating expenses and costs	380,820	387,927	391,307

OPERATING INCOME	36,230	23,010	11,506

NON-OPERATING INCOME	1,516	2,099	1,540
INTEREST EXPENSE	(2,818)	(2,897)	(3,375)

INCOME BEFORE INCOME TAXES	34,928	22,212	9,671

FEDERAL & STATE INCOME TAX EXPENSE:
Current	591	1,209	159
Deferred	12,901	7,512	3,597

Total federal & state income tax expense	13,492	8,721	3,756

NET INCOME	$21,436	$13,491	$5,915

EARNINGS PER COMMON SHARE:
Basic	$2.94	$1.69	$0.68
Diluted	$2.93	$1.68	$0.68

AVERAGE COMMON SHARES OUTSTANDING:
Basic	7,288	7,990	8,662
Diluted	7,325	8,034	8,682

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(in thousands)

	2015	2014	2013

NET INCOME	$21,436	$13,491	$5,915

Other comprehensive income (loss), net of tax:

Reclassification adjustment for realized gains on marketable securities included in net income (1)	(646)	(630)	(215)

Reclassification adjustment for unrealized losses on marketable securities included in net income (2)	516	1	18

Changes in fair value of marketable securities (3)	(962)	871	2,122

COMPREHENSIVE INCOME	$20,344	$13,733	$7,840

(1)	Net of deferred income taxes of $(396), $(385), and $(131), respectively.
(2)	Net of deferred income taxes of $316, $0, and $11, respectively.
(3)	Net of deferred income taxes of $(588), $533, and $1,298, respectively.

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(in thousands, except per share data)

	Common Stock Shares / Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

BALANCE— January 1, 2013	8,702	$114	$78,448	$4,235	$(37,239)	$76,637	$122,195

Net income						5,915	5,915
Other comprehensive income, net of tax of $1,178				1,925			1,925
Exercise of stock options-shares issued including tax benefits	7		46				46
Treasury stock repurchases	(725)				(14,452)		(14,452)
Share-based compensation			317				317

BALANCE— December 31, 2013	7,984	114	78,811	6,160	(51,691)	82,552	115,946

Net income						13,491	13,491
Other comprehensive income, net of tax of $148				242			242
Exercise of stock options-shares issued including tax benefits	77	1	845				846
Restricted stock issued	5
Treasury stock repurchases	(643)				(30,810)		(30,810)
Share-based compensation			270				270

BALANCE— December 31, 2014	7,423	115	79,926	6,402	(82,501)	96,043	99,985

Net income						21,436	21,436
Other comprehensive (loss), net of tax of $(668)				(1,092)			(1,092)
Exercise of stock options-shares issued including tax benefits	21		236				236
Restricted stock issued	3
Treasury stock repurchases	(330)				(19,278)		(19,278)
Share-based compensation			267				267

BALANCE— December 31, 2015	7,117	$115	$80,429	$5,310	$(101,779)	$117,479	$101,554

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(in thousands)

	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$21,436	$13,491	$5,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,346	36,296	39,088
Bad debt expense	151	456	424
Stock compensation—net of excess tax benefits	267	270	317
Sale leaseback deferred gain amortization	(224)	(205)	-
Provision for deferred income taxes	12,901	7,512	3,597
Reclassification of other than temporary impairment in marketable equity securities	833	1	29
Recognized gain on marketable equity securities	(1,001)	(1,040)	(601)
Gain on sale or disposal of equipment	(5,754)	(4,591)	(854)
Changes in operating assets and liabilities:
Accounts receivable	1,128	5,109	(8,873)
Prepaid expenses, deposits, inventories, and other assets	1,470	(3,299)	4,918
Income taxes refundable	(2,358)	(277)	124
Trade accounts payable	886	(1,555)	(2,802)
Accrued expenses and other liabilities	(556)	3,085	1,888
Net cash provided by operating activities	61,525	55,253	43,170

INVESTING ACTIVITIES:
Purchases of property and equipment	(125,720)	(28,588)	(71,520)
Proceeds from disposition of equipment	33,472	38,902	27,304
Changes in restricted cash	8,012	(7,873)	(120)
Sales of marketable equity securities	1,500	1,720	857
Purchases of marketable equity securities, net of return of capital	(2,769)	(4,210)	(838)
Net cash used in investing activities	(85,505)	(49)	(44,317)

FINANCING ACTIVITIES:
Borrowings under line of credit	549,955	469,918	422,324
Repayments under line of credit	(539,979)	(469,918)	(427,741)
Borrowings of long-term debt	88,018	42,979	41,593
Repayments of long-term debt	(53,947)	(58,247)	(33,208)
Borrowings under margin account	3,005	4,351	999
Repayments under margin account	(2,779)	(2,645)	(1,693)
Repurchases of common stock	(48,021)	(16,011)	(508)
Exercise of stock options	236	846	46
Net cash (used in) provided by financing activities	(3,512)	(28,727)	1,812

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(27,492)	26,477	665

CASH AND CASH EQUIVALENTS—Beginning of year	27,649	1,172	507
CASH AND CASH EQUIVALENTS—End of year	$157	$27,649	$1,172

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid during the period for:
Interest	$2,821	$2,946	$3,417
Income taxes	$2,950	$1,486	$77

NONCASH INVESTING AND FINANCING ACTIVITIES—
Purchases of revenue equipment included in accounts payable	$5,031	$1,079	$598
Purchases of common stock included in accrued expenses and other liabilities	$-	$28,743	$13,944

See notes to consolidated financial statements.

P.A.M. TransportATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

Bank Overdrafts–The Company classifies bank overdrafts in current liabilities as an accounts payable and does not offset other positive bank account balances located at the same or other financial institutions. Bank overdrafts generally represent checks written that have not yet cleared the Company’s bank accounts. The majority of the Company’s bank accounts are zero balance accounts that are funded at the time items clear against the account by drawings against a line of credit, therefore the outstanding checks represent bank overdrafts. Because the recipients of these checks have generally not yet received payment, the Company continues to classify bank overdrafts as accounts payable. Bank overdrafts are classified as changes in accounts payable in the cash flows from operating activities section of the Company’s Consolidated Statement of Cash Flows. Bank overdrafts as of December 31, 2015 were approximately $467,000. There were no bank overdrafts as of December 31, 2014.

Accounts Receivable Other–The components of accounts receivable other consist primarily of amounts representing company driver advances, independent contractor advances, equipment manufacturer warranties, and restricted cash. Advances receivable from company drivers as of December 31, 2015 and 2014, were approximately $580,000 and $486,000, respectively. Restricted cash consists of cash proceeds from the sale of trucks and trailers under our like-kind exchange (“LKE”) tax program. See Note 11, “Federal and State Income Taxes,” for a discussion of the Company’s LKE tax program. We classify restricted cash as a current asset within “Accounts receivable-other” as the exchange process must be completed within 180 days in order to qualify for income tax deferral treatment. The changes in restricted cash balances are reflected as an investing activity in our Consolidated Statements of Cash Flows as they relate to the sales and purchases of revenue equipment.

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

Asset Class	Estimated Asset Life (in years)

Service vehicles	3	-	5
Office furniture and equipment	3	-	7
Revenue equipment	3	-	12
Structures and improvements	5	-	40

The Company’s management periodically evaluates whether changes to estimated useful lives and/or salvage values are necessary to ensure its estimates accurately reflect the economic use of the assets. During 2015 and 2014, management determined that an adjustment to the estimated useful lives or salvage values of trucks or trailers was not necessary based on such an evaluation. During 2013, management adjusted the estimated useful lives and salvage values of certain trucks based on such an evaluation. These changes resulted in a decrease in depreciation expense of approximately $550,000 during 2013. This reduction in depreciation expense increased the Company’s 2013 reported net income by approximately $340,000 ($0.04 per diluted share).

Inventory–Inventories consist primarily of revenue equipment parts, tires, supplies, and fuel. Inventories are carried at the lower of cost or market with cost determined using the first in, first out method.

Prepaid Tires–Tires purchased with revenue equipment are capitalized as a cost of the related equipment. Replacement tires are included in prepaid expenses and deposits and are amortized over a 24-month period. Amounts paid for the recapping of tires are expensed when incurred.

Advertising Expense–Advertising costs are expensed as incurred and totaled approximately $988,000, $683,000 and $662,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2015, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

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

Fair Value Measurements–Certain financial assets and liabilities are measured at fair value within the financial statements on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. For additional information with respect to fair value measurements, see Note 17 to our consolidated financial statements.

Reporting Segments–The Company's operations are all in the motor carrier segment and are aggregated into a single reporting segment in accordance with the aggregation criteria under Generally Accepted Accounting Principles (“GAAP”). The Company provides truckload transportation services as well as brokerage and logistics services to customers throughout the United States and portions of Canada and Mexico. Truckload transportation services revenues, excluding fuel surcharges, represented 87.6%, 92.5% and 92.6% of total revenues, excluding fuel surcharges, for the twelve months ended December 31, 2015, 2014 and 2013, respectively. Remaining revenues, excluding fuel surcharges, for each respective year were generated by brokerage and logistics services.

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

Subsequent Events–In February 2016, our Board of Directors authorized the repurchase of up to 325,000 shares of our common stock through a Dutch auction tender offer (the “2016 tender offer”). Subject to certain limitations and legal requirements, the Company could repurchase up to an additional 2% of its outstanding shares which totals 142,413 shares. The 2016 tender offer commenced on February 18, 2016 and expires on March 17, 2016. Through this tender offer, the Company’s shareholders have the opportunity to tender some or all of their shares at a price within the range of $27.00 to $30.00 per share.

Foreign Currency Transactions–The functional currency of the Company’s foreign branch office in Mexico is the U.S. dollar. The Company remeasures the monetary assets and liabilities of this branch office, which are maintained in the local currency ledgers, at the rates of exchange in effect at the end of the reporting period. Revenues and expenses recorded in the local currency during the period are remeasured using average exchange rates for each period. Non-monetary assets and liabilities are remeasured using historical rates. Any resulting exchange gain or loss from the remeasurement process are included in non-operating income (loss) in the Company’s consolidated statements of operations.

Recent Accounting Pronouncements–In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08 (“ASU 2014-08”), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results and is disposed of or classified as held for sale. The standard also introduces several new disclosures. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-08 is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. The adoption of this guidance on January 1, 2015, did not have a significant impact on the Company’s financial condition, results of operations, or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, (“ASU 2014-09”), Revenue from Contracts with Customers. The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. ASU 2014-09 was modified by the issuance of ASU 2015-14 Revenue from Contracts with Customers in August 2015. This amendment deferred the effective date of ASU 2014-09. The adoption of this guidance is not expected to have a significant impact on the Company’s financial condition, results of operations, or cash flows.

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

In November 2015, the FASB issued ASU No. 2015-17, (“ASU 2015-17”), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. Under the new accounting standard, deferred tax assets and liabilities are required to be classified as noncurrent, eliminating the prior requirement to separate deferred tax assets and liabilities into current and noncurrent. ASU 2015-17 is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial condition, results of operations, or cash flows.

In January 2016, the FASB issued ASU 2016-01, (“ASU 2016-01”), Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. ASU 2016-01 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial condition, results of operations, or cash flows.

In February 2016, the FASB issued ASU 2016-02, (“ASU 2016-02”), Leases (Topic 842). This update seeks to increase the transparency and comparability among entities by requiring public entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. To satisfy the standard’s objective, a lessee will recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a lease liability for the obligation to make lease payments. Both the right-of-use asset and lease liability will initially be measured at the present value of the lease payments, with subsequent measurement dependent on the classification of the lease as either a finance or an operating lease. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. Accounting by lessors will remain mostly unchanged from current U.S. GAAP.

In transition, lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. The new standard is effective for public companies for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the effect that adopting this standard will have on the Company’s financial condition, results of operations, or cash flows.

2.	TRADE ACCOUNTS RECEIVABLE

The Company's receivables result primarily from the sale of transportation and logistics services. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Accounts receivable, which consist of both billed and unbilled receivables, are presented net of an allowance for doubtful accounts. Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectability. Accounts receivable balances consist of the following components as of December 31, 2015 and 2014:

	2015	2014
	(in thousands)

Billed	$43,502	$49,302
Unbilled	6,359	5,292
Allowance for doubtful accounts	(549)	(1,611)

Total accounts receivable—net	$49,312	$52,983

An analysis of changes in the allowance for doubtful accounts for the years ended December 31, 2015, 2014, and 2013 follows:

	2015	2014	2013
	(in thousands)

Balance—beginning of year	$1,611	$1,477	$1,157
Provision for bad debts	151	456	424
Charge-offs	(1,231)	(322)	(104)
Recoveries	18	-	-
Balance—end of year	$549	$1,611	$1,477

3.	MARKETABLE EQUITY SECURITIES

The Company accounts for its marketable securities in accordance with ASC Topic 320, Investments-Debt and Equity Securities. ASC Topic 320 requires companies to classify their investments as trading, available-for-sale or held-to-maturity. The Company’s investments in marketable securities are classified as either trading or available-for-sale and consist of equity securities. Management determines the appropriate classification of these securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The cost of securities sold is based on the specific identification method and interest and dividends on securities are included in non-operating income (loss).

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

For the years ended December 31, 2015, 2014 and 2013, the evaluation resulted in impairment charges of approximately $833,000, $1,000 and $29,000, respectively, being reported in the Company’s non-operating income (loss) in its statements of operations.

The following table sets forth cost, market value and unrealized gain on equity securities classified as available-for-sale and equity securities classified as trading as of December 31, 2015 and 2014.

	2015	2014
	(in thousands)
Available-for-sale securities
Fair market value	$24,575	$24,592
Cost	16,015	14,272
Unrealized gain	$8,560	$10,320

Trading securities
Fair market value	$-	$303
Cost	-	157
Unrealized gain	$-	$146

Total
Fair market value	$24,575	$24,895
Cost	16,015	14,429
Unrealized gain	$8,560	$10,466

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities that are classified as available-for-sale as of December 31, 2015 and 2014.

	2015	2014
	(in thousands)
Available-for-sale securities
Gross unrealized gains	$9,893	$10,710
Gross unrealized losses	1,333	390
Net unrealized gains	$8,560	$10,320

As of December 31, 2015 and 2014, the total net unrealized gains, net of deferred income taxes, in accumulated other comprehensive income was approximately $5,310,000 and $6,402,000, respectively.

For the year ended December 31, 2015 the Company had net unrealized losses in market value on securities classified as available-for-sale of approximately $1,079,000, net of deferred income taxes. For the year ended December 31, 2014, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $237,000, net of deferred income taxes.

For the years ended December 31, 2015, 2014 and 2013, the Company recognized dividends of approximately $1,058,000, $896,000, and $781,000 in non-operating income in its statements of operations, respectively.

During 2015, the Company reclassified the securities which were classified as trading to available-for-sale at their fair market values at the time of transfer. During 2014, there were no reclassifications of marketable securities between trading and available for sale.

As of December 31, 2014, the Company's marketable securities that were classified as trading had gross recognized gains of approximately $146,000 and had no gross recognized losses.

The following table shows recognized gains (losses) in market value for securities classified as trading during 2015, 2014 and 2013.

	2015	2014	2013
	(in thousands)
Trading securities
Recognized gain (loss) at beginning of period	$146	$8	$(26)
Recognized gain at end of period	-	146	8
Securities transferred from trading to available-for-sale	(81)	-	-

Change in net recognized gain (loss)	$(65)	$138	$34

The following table shows the Company’s realized gains during 2015, 2014 and 2013 on certain securities which were held as available-for-sale. The cost of securities sold is based on the specific identification method and interest and dividends on securities are included in non-operating income.

	2015	2014	2013
	(in thousands)
Realized gains
Sale proceeds	$1,500	$1,720	$857
Cost of securities sold	434	818	290

Realized gains	$1,066	$902	$567

Realized gains, net of taxes	$654	$546	$346

At December 31, 2015, the Company’s investments’ approximate fair value of securities in a loss position and related gross unrealized losses were $5,099,000 and $1,332,000, respectively. At December 31, 2014, the Company’s investments’ approximate fair value of securities in a loss position and related gross unrealized losses were $3,961,000 and $390,000, respectively. As of December 31, 2015 and 2014, there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of December 31, 2015 and 2014, the Company had outstanding borrowings of $11,949,000 and $11,723,000 under its margin account, respectively. The weighted average interest rate on margin account borrowings was 0.94% and 0.76% as of December 31, 2015 and 2014, respectively.

4.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at December 31 are summarized as follows:

	2015	2014
	(in thousands)

Payroll	$1,792	$1,954
Accrued vacation	1,771	1,687
Taxes—other than income	2,371	2,309
Interest	58	61
Driver escrows	2,181	1,584
Margin account borrowings	11,949	11,723
Self-insurance claims	6,840	7,975
Deferred equipment gain – current portion	131	224

Total accrued expenses and other liabilities	$27,093	$27,517

5.	CLAIMS LIABILITIES

With respect to physical damage for trucks, cargo loss and auto liability, the Company maintains insurance coverage to protect it from certain business risks. These policies are with various carriers and have per occurrence deductibles of $7,500, $10,000 and $2,500, respectively. Prior to October 1, 2013, the Company elected to self-insure for physical damage to trailers. Effective October 1, 2013, the Company began insuring trailers for physical damage with a $2,500 deductible per occurrence until October 1, 2015, at which time the Company elected to self-insure trailers for physical damage losses. The Company maintains workers’ compensation coverage in Arkansas, Ohio, Oklahoma, Mississippi, and Florida with a $500,000 self-insured retention and a $500,000 per occurrence excess policy. The Company has elected to opt out of workers' compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has accrued for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers’ compensation claims. Letters of credit aggregating approximately $600,000 and certificates of deposit totaling $300,000 are held by banks as security for workers’ compensation claims. The Company self-insures for employee health claims with a stop loss of $325,000 per covered employee per year and estimates its liability for claims outstanding and claims incurred but not reported.

6.	LONG-TERM DEBT

Long-term debt at December 31, consists of the following:

	2015	2014
	(in thousands)
Line of credit with a bank—due July 1, 2017, and collateralized by accounts receivable (1)	$9,977	$-
Equipment financing (2)	129,271	95,201
Total long-term debt	139,248	95,201
Less current maturities	(40,025)	(42,908)

Long-term debt—net of current maturities	$99,223	$52,293

(1)

Line of credit agreement with a bank provides for maximum borrowings of $40.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of LIBOR as of the first day of the month plus 1.50% (1.74% at December 31, 2015) and are secured by our trade accounts receivable. Monthly payments of interest are required under this agreement. Also, under the terms of the agreement the Company must have a debt to equity ratio of no more than 3.00:1. The Company was in compliance with all provisions under this agreement throughout 2015.

(2)

Equipment financings consist of installment obligations for revenue equipment purchases, payable in various monthly installments with various maturity dates through October 2020, at a weighted average interest rate of 2.27% as of December 31, 2015 and collateralized by revenue equipment.

The Company has provided letters of credit to third parties totaling approximately $791,000 at December 31, 2015. The letters are held by these third parties to assist such parties in collection of any amounts due by the Company should the Company default in its commitments to the parties.

Scheduled annual maturities on long-term debt outstanding at December 31, 2015, are:

(in thousands)

2016	$40,025
2017	36,999
2018	48,716
2019	11,217
2020	2,291

Total	$139,248

7.	CAPITAL STOCK

The Company's authorized capital stock consists of 40,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. At December 31, 2015, there were 11,497,471 shares of our common stock issued and 7,116,661 shares outstanding. At December 31, 2014, there were 11,474,096 shares of our common stock issued and 7,423,115 shares outstanding. No shares of our preferred stock were issued or outstanding at December 31, 2015 or 2014.

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

Preferred Stock

Preferred stock may be issued from time to time by our Board of Directors, without stockholder approval, in such series and with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or other provisions, as may be fixed by the Board of Directors in the resolution authorizing their issuance. The issuance of preferred stock by the Board of Directors could adversely affect the rights of holders of shares of common stock; for example, the issuance of preferred stock could result in a class of securities outstanding that would have certain preferences with respect to dividends and in liquidation over the common stock, and that could result in a dilution of the voting rights, net income per share and net book value of the common stock. As of December 31, 2015, we have no agreements or understandings for the issuance of any shares of preferred stock.

Treasury Stock

In February 2016, our Board of Directors authorized the repurchase of up to 325,000 shares of our common stock through a Dutch auction tender offer (the “2016 tender offer”). Subject to certain limitations and legal requirements, the Company could repurchase up to an additional 2% of its outstanding shares which totals 142,413 shares. The 2016 tender offer commenced on February 18, 2016 and expires on March 17, 2016. Through this tender offer, the Company’s shareholders have the opportunity to tender some or all of their shares at a price within the range of $27.00 to $30.00 per share.

In May 2015, our Board of Directors authorized the repurchase of up to 80,000 shares of our common stock through a Dutch auction tender offer (the “2015 tender offer”). In June 2015, the Company extended the offer and increased the offer from 80,000 shares to 150,000 shares. Subject to certain limitations and legal requirements, the Company could repurchase up to an additional 2% of its outstanding shares which totaled 148,566 shares. The 2015 tender offer began on the date of the announcement, May 22, 2015 and expired on July 9, 2015. Through this tender offer, the Company’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $59.00 to $63.00 per share. Upon expiration, 298,566 shares were tendered through this offer at a final purchase price of $59.00 per share for a total purchase price of approximately $17.8 million, including fees and commission and was settled on July 16, 2015. The Company accounted for the repurchase of these shares as treasury stock on the Company’s consolidated balance sheet as of December 31, 2015.

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

The Company’s stock repurchase program has been extended and expanded several times, most recently in May 2014, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. During 2015, the Company repurchased 31,263 shares of its common stock under this program. Following the reauthorization in 2014, the Company repurchased 33,341 shares of its common stock during the remainder of 2014 under this repurchase program. Prior to the reauthorization, and under the initial September 2011 authorization, the Company had repurchased 224,000 shares of its common stock during 2011, 50,325 shares of its common stock during 2013 and 37,850 shares of its common stock during 2014. The Company did not repurchase any additional shares during 2012.

The Company accounts for Treasury stock using the cost method and as of December 31, 2015, 4,380,810 shares were held in the treasury at an aggregate cost of approximately $101,779,000.

8.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was comprised of net income (loss) plus or minus market value adjustments related to marketable securities. The following table summarizes the changes in accumulated balances of other comprehensive income for the years ended December 31, 2015 and 2014:

Unrealized gains and losses on available-for-sale securities
(in thousands)

Balance at January 1, 2014, net of tax of $3,770	$6,160

Other comprehensive income before reclassifications, net of tax of $533	871
Amounts reclassified from accumulated other comprehensive income, net of tax of $(385)	(629)
Net other comprehensive income (loss)	242

Balance at December 31, 2014, net of tax of $3,918	6,402

Other comprehensive income before reclassifications, net of tax of $(588)	(962)
Amounts reclassified from accumulated other comprehensive income, net of tax of $(80)	(130)
Net other comprehensive income (loss)	(1,092)

Balance at December 31, 2015, net of tax of $3,250	$5,310

The following table provides details about reclassifications out of accumulated other comprehensive income for the years ended December 31, 2015 and 2014:

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other	(a)
Comprehensive Income Component	2015	2014	Statement of Operations Classification
	(in thousands)
Unrealized gains and losses on available-for-sale securities:
Realized gain on sale of securities	$1,043	$1,015	Non-operating income
Impairment expense	(833)	(1)	Non-operating income
Total before tax	210	1,014	Income before income taxes
Tax expense	(80)	(385)	Income tax expense
Total after tax	$130	$629	Net income

(a)	Amounts in parentheses indicate debits to profit/loss

9.	SIGNIFICANT CUSTOMERS AND INDUSTRY CONCENTRATION

In 2015, three customers, who are in the automobile manufacturing industry, accounted for 37% of revenues. In 2014 and 2013, two customers, who are in the automobile manufacturing industry, accounted for 34% and 33% of revenues, respectively. The Company also provides transportation services to other manufacturers who are suppliers for automobile manufacturers including suppliers for the Company’s largest customer. As a result, concentration of the Company’s business within the automobile industry is significant. Of the Company’s revenues for 2015, 2014 and 2013, 47%, 48% and 46%, respectively, were derived from transportation services provided to the automobile manufacturing industry. Accounts receivable from the three largest customers totaled approximately $27,051,000 and $28,297,000 at December 31, 2015 and 2014, respectively.

10.	DIVIDENDS

The Company has paid cash dividends in the past, however, the Company currently intends to retain future earnings and does not anticipate paying cash dividends in the future. Any future determination to pay dividends will be at the discretion of the Board and will depend on the Company’s financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends, and other factors the Board deems relevant.

11.	FEDERAL AND STATE INCOME TAXES

Under GAAP, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax reporting purposes.

Significant components of the Company’s deferred tax liabilities and assets at December 31 are as follows:

	2015		2014
	(in thousands)
	Current	Long-Term	Current	Long-Term

Deferred tax liabilities:
Property and equipment	$-	$76,362	$-	$64,341
Unrealized gains on securities	3,250	-	3,918	-
Prepaid expenses and other	3,056	-	3,837	-

Total deferred tax liabilities	6,306	76,362	7,755	64,341

Deferred tax assets:
Allowance for doubtful accounts	208	-	612	-
Alternative minimum tax credit carryforward	-	1,378	-	1,206
QAFMV tax credit carryforward	-	864	-	864
New hire tax credit	-	124	-	124
Compensated absences	625	-	564	-
Self-insurance allowances	2,340	-	2,592	-
Share-based compensation	-	230	-	579
Goodwill	-	19	-	28
Marketable equity securities	1,283	-	686	-
Net operating loss carryover	-	3,258	-	4,392
Capital loss carryover	-	-	339	-
Non-competition agreement	-	15	-	23
Other	15	-	11	-

Total deferred tax assets	4,471	5,888	4,804	7,216

Net deferred tax liability	$1,835	$70,474	$2,951	$57,125

The reconciliation between the effective income tax rate and the statutory Federal income tax rate for the years ended December 31, 2015, 2014 and 2013 is presented in the following table:

	2015		2014		2013
	(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent

Income tax at the statutory federal rate	$11,876	34.0	$7,552	34.0	$3,288	34.0
Nondeductible expenses	149	0.4	154	0.7	127	1.3
State income taxes/other—net of federal benefit	1,467	4.2	1,015	4.6	341	3.6

Total income tax expense	$13,492	38.6	$8,721	39.3	$3,756	38.9

The provision for income taxes consisted of the following:

	2015	2014	2013
	(in thousands)
Current:
Federal	$98	$814	$124
State	493	395	35
	591	1,209	159
Deferred:
Federal	10,782	6,111	2,909
State	2,119	1,401	688
	12,901	7,512	3,597

Total income tax expense	$13,492	$8,721	$3,756

The Company has alternative minimum tax credits of approximately $1,378,000 at December 31, 2015, which have no expiration date under the current federal income tax laws and general business credits of approximately $988,000 which begin to expire after the year 2030. The Company also has net operating loss carryovers for federal income purposes of approximately $8,584,000 which begin to expire after the year 2030.

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2015 and 2014, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of December 31, 2015, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During 2015 and 2014, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which the Company operates generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2012 and forward remain open to examination in those jurisdictions.

The Company contracts with a third-party qualified intermediary in order to maintain a like-kind exchange tax program. Under the program, dispositions of eligible trucks or trailers and acquisitions of replacement trucks or trailers are made in a form whereby any associated tax gains related to the disposal are deferred. To qualify for like-kind exchange treatment, we exchange, through our qualified intermediary, eligible trucks or trailers being disposed with trucks or trailers being acquired that allows us to generally carryover the tax basis of the trucks or trailers sold. The program is expected to result in a significant deferral of federal and state income taxes. Under the program, the proceeds from the sale of eligible trucks or trailers carry a Company-imposed restriction for the acquisition of replacement trucks or trailers. These proceeds may be disqualified under the program at any time and at the Company’s sole discretion; however, income tax deferral would not be available for any sale for which the Company disqualifies the related proceeds. At December 31, 2015, the Company had $484,000 of restricted cash held by the third-party qualified intermediary. At December 31, 2014, the Company had $8,496,000 of restricted cash held by the third-party qualified intermediary. Restricted cash is accounted for in “Accounts receivable-other”.

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

Outstanding nonqualified stock options at December 31, 2015, must be exercised within either five or ten years from the date of grant. Nonqualified stock options granted to members of the Company’s Board of Directors vest immediately while nonqualified stock options issued to employees vest in increments of 20% each year.

In March 2015, 1,225 shares of common stock were granted to non-employee directors under the 2014 Plan. This stock award has a grant date fair value of $57.27 per share, based on the closing price of the Company’s stock on the date of grant and vests immediately.

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

During 2015, there were no grants of nonqualified stock options. At December 31, 2015, 358,000 shares were available for granting future options or restricted stock.

The grant date fair value of stock and stock options vested during 2015, 2014 and 2013 was approximately $274,000, $263,000 and $346,000, respectively. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $267,000 during 2015 and includes approximately $70,000 recognized as a result of the grant of 175 shares of stock to each non-employee director during the first quarter of 2015. The Company recognized a total income tax benefit of approximately $103,000 related to stock-based compensation expense during 2015. The recognition of stock-based compensation expense decreased diluted and basic income per common share by approximately $0.02 during 2015. As of December 31, 2015, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $344,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $167,000 in additional compensation expense related to unvested option awards during 2016, $109,000 in additional compensation expense related to unvested option awards during 2017 and $68,000 in additional compensation expense related to unvested option awards during 2018.

Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $270,000 during 2014 and included approximately $60,000 recognized as a result of the grant of 504 shares of stock to each non-employee director during the first quarter of 2014 and approximately $94,000 recognized as a result of the grant of 9,500 shares of stock to certain key employees during the fourth quarter of 2014. The Company recognized a total income tax benefit of approximately $106,000 related to stock-based compensation expense during 2014. The recognition of stock-based compensation expense decreased diluted and basic income per common share by approximately $0.02 during 2014.

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

Transactions in stock options under these plans are summarized as follows:

	Shares Under Option	Weighted- Average Exercise Price

Outstanding—January 1, 2013:	235,442	$11.38
Granted	35,000	10.44
Exercised	(7,257)	10.94
Canceled	(99,087)	11.71

Outstanding—December 31, 2013:	164,098	$10.99
Granted	-	-
Exercised	(77,708)	10.88
Canceled	(42)	11.22

Outstanding—December 31, 2014:	86,348	$11.09
Granted	-	-
Exercised	(20,250)	11.65
Canceled	-	-

Outstanding—December 31, 2015:	66,098	$10.92

Options exercisable—December 31, 2015:	37,893	$10.93

The fair value of the Company’s stock options was estimated at the date of grant using a Black-Scholes-Merton (“BSM”) option-pricing model using the following assumptions:

2013

Dividend yield	0%
Volatility range	62.69%
Risk-free rate range	0.61%
Expected life (years)	4.3
Fair value of options (per share)	$5.13

There were no options granted during 2015 or 2014.

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

Information related to the Company’s option activity as of December 31, 2015, and changes during the year then ended is presented below:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding at January 1, 2015	86,348	$11.09
Granted	-	-
Exercised	(20,250)	11.65
Canceled/forfeited/expired	-	-
Outstanding at December 31, 2015	66,098	$10.92	4.1	$1,101,716

Fully vested and exercisable at December 31, 2015	37,893	$10.93	2.5	$631,168

__________________________

*

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on December 31, 2015, was $27.59.

The weighted-average grant-date fair value of options granted during 2013 was $5.13 per share. There were no options granted during 2015 or 2014. The weighted-average grant-date fair value of options either canceled, forfeited, or expired during the years 2014 and 2013 were $6.34 and $5.92 per share, respectively. There were no options either canceled, forfeited, or expired during 2015.

The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013, were approximately $940,043, $1,355,000 and $53,000, respectively.

A summary of the status of the Company’s nonvested options and restricted stock as of December 31, 2015 and changes during the year ended December 31, 2015, is presented below:

Stock Options:

	Number of Options	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2015	48,109	$6.10
Granted	-	-
Canceled/forfeited/expired	-	-
Vested	(19,904)	6.15
Nonvested at December 31, 2015	28,205	$6.07

Restricted Shares:

	Number of Shares	Weighted- Average Grant Date Fair Value (1)

Nonvested at January 1, 2015	7,600	$42.65
Granted	1,225	57.27
Canceled/forfeited/expired	-	-
Vested	(3,125)	48.38
Nonvested at December 31, 2015	5,700	$42.65

__________________________

(1)	The weighted-average grant date fair value was based on the closing price of the Company’s stock on the date of the grant.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of December 31, 2015 and the number and weighted average exercise price of options exercisable as of December 31, 2015 is as follows:

Exercise Price	Shares Under Outstanding Options	Weighted- Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$10.44	15,000	2.2	15,000
$10.90	6,000	1.4	6,000
$10.90	29,600	6.4	2,000
$11.22	7,498	4.9	6,893
$11.54	4,000	1.2	4,000
$11.75	4,000	0.2	4,000
	66,098	4.1	37,893

Cash received from option exercises totaled approximately $236,000, $846,000 and $46,000 during the years ended December 31, 2015, 2014 and 2013, respectively. The Company issues new shares upon option exercise.

13.	EARNINGS PER SHARE

Basic earnings per common share was computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share was calculated as follows:

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)

Net income	$21,436	$13,491	$5,915

Basic weighted average common shares outstanding	7,288	7,990	8,662
Dilutive effect of common stock equivalents	37	44	20

Diluted weighted average common shares outstanding	7,325	8,034	8,682

Basic earnings per share	$2.94	$1.69	$0.68

Diluted earnings per share	$2.93	$1.68	$0.68

Average options outstanding to purchase 14,915 shares of common stock for December 31, 2013 were not included in the computation of diluted earnings per share because to do so would have an anti-dilutive effect.

14.	BENEFIT PLAN

The Company sponsors a benefit plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deductible contributions to the plan. The plan provides for employer matching contributions of 50% of each participant’s voluntary contribution up to 3% of the participant’s compensation and vests at the rate of 20% each year until fully vested after five years. Total employer matching contributions to the plan were approximately $171,000, $162,000 and $188,000 in 2015, 2014 and 2013, respectively.

15.	COMMITMENTS AND CONTINGENCIES

Other than the lawsuit discussed below, the Company is not a party to any pending legal proceedings which management believes to be material to the Consolidated financial statements of the Company. The Company maintains liability insurance against risks arising out of the normal course of its business.

We are a defendant in a collective-action lawsuit which was filed on August 22, 2013, in the United States District Court for the Western District of Arkansas. The plaintiffs, who are current and former drivers and who worked for the Company during the period of August 22, 2010, through the date of the filing, allege claims for unpaid wages under the Fair Labor Standards Act and the Arkansas Minimum Wage Law. The complaint alleges that the Company failed to pay newly hired drivers minimum wage during orientation, training, and while traveling during normal business hours and that the Company failed to pay all drivers when working on assignment for more than 24 hours. The plaintiffs seek to enjoin the Company from continuing its current pay practices related to the allegations. They also seek actual damages, liquidated damages equal to accrual damages, court costs, and legal fees. During 2014, the Company reached a preliminary settlement with the plaintiffs in the amount of $3,950,000 and accordingly, reserved this amount, along with estimated settlement costs, in its 2014 consolidated financial statements. During the first quarter of 2015, the Company negotiated a reduction in the settlement amount to approximately $3,450,000. The settlement was approved by the court in January 2016 and we expect to make the settlement payment during 2016. Management has determined that any losses under this claim will not be covered by existing insurance policies.

During 2014, the Company’s subsidiaries entered into operating leases for the lease of 421 trucks. Revenue equipment held under operating leases is not carried on our balance sheet and the respective lease payments are reflected in our consolidated statements of operations as a component of the Rents and purchased transportation category.

Leases for revenue equipment and certain premises under non-cancellable operating leases expire at various dates through 2019. Future minimum lease payments related to these non-cancellable leases at December 31, 2015 are as follows:

(in thousands)

2016	$10,113
2017	6,371
2018	400
2019	11
2020 and thereafter	-

Total	$16,895

Total rental expense, net of amounts reimbursed, for the years ended December 31, 2015, 2014 and 2013 was approximately $12,057,000, $6,239,000, and $1,572,000, respectively.

16.	LEASE INCOME

The Company has a lease-purchase program whereby we offer independent contractors the opportunity to lease a Company-owned tractor. The terms associated with these leases require weekly lease payments over the term of the leases which range from 10 to 30 months. The cost and carrying amount of Company-owned tractors in this program at December 31, 2015 were approximately $35,199,000 and $15,382,000, respectively. The cost and carrying amount of Company-owned tractors in this program at December 31, 2014 was $14,143,000 and $6,136,000, respectively.

Leases in our lease-purchase program expire at various dates through 2018. Payments received under this program are classified in the Company’s financial statements under Revenue. Future minimum lease receipts related to these leases at December 31, 2015 and 2014 were approximately $7,970,000 and 4,712,000.

The Company leases office and shop facilities to a related party. See Note 18 to our consolidated financial statements. At December 31, 2015, the cost and carrying amount of the facilities leased were approximately $1,697,000 and $1,310,000, respectively. At December 31, 2014, the cost and carrying amount of the facilities leased were approximately $1,697,000 and $1,368,000, respectively. Future minimum lease receipts related to this lease at December 31, 2015 are approximately $48,000.

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

At December 31, 2015, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$24,575	$24,575	-	-

During 2015 and 2014, there were no transfers of marketable securities between levels of fair value measurement.

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying values and estimated fair values of this other long-term debt at December 31, 2015 and 2014 are summarized as follows:

	2015		2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Long-term debt	$129,271	$129,024	$95,201	$95,326

The Company has not elected the fair value option for any of our financial instruments.

18.	RELATED PARTY TRANSACTIONS

In the normal course of business, transactions for transportation and repair services, property leases and other services are conducted between the Company and companies affiliated with a controlling stockholder. The Company recognized approximately $11,325,000, $13,253,000 and $10,350,000 in operating revenue and approximately $4,834,000, $1,440,000 and $1,303,000 in operating expenses in 2015, 2014 and 2013, respectively. In addition, also in the normal course of business, the Company sold tractors to an affiliated company owned by a controlling stockholder for approximately $750,000 during 2014.

The Company purchased physical damage, auto liability, and general liability insurance through an unaffiliated insurance broker which was written by an insurance company affiliated with a controlling stockholder. Premiums paid for physical damage coverage were approximately $2,467,000, $2,597,000 and $2,036,000 for 2015, 2014 and 2013, respectively. Premiums paid for auto liability coverage during 2015, 2014 and 2013 were approximately $9,605,000, $9,464,000 and $9,461,000, respectively. Premiums paid for general liability coverage during 2015, 2014 and 2013 were approximately $23,000, $22,000, and $22,000, respectively. Beginning in 2012, the Company secured coverage for workers’ compensation insurance under the same arrangement. Premiums paid for workers’ compensation coverage during 2015, 2014, and 2013 were approximately $276,000, $267,000 and $254,000, respectively.

Amounts owed to the Company by these affiliates were approximately $2,482,000 and $2,598,000 at December 31, 2015 and 2014, respectively. Of the accounts receivable at December 31, 2015, approximately $2,370,000 represents freight transportation, approximately $5,000 represents revenue resulting from maintenance performed in the Company’s maintenance facilities and charges paid by the Company to third parties on behalf of their affiliate and charged back at the amount paid, and approximately $106,000 represents property lease charges. Amounts representing prepaid insurance premiums at December 31, 2015 and 2014 were approximately $481,000 and $1,624,000, respectively. Amounts payable to affiliates at December 31, 2015 and 2014 were approximately $1,236,000 and $971,000 respectively.

19.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present quarterly financial information for 2015 and 2014:

	2015
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Operating revenues	$99,483	$108,033	$107,110	$102,424
Operating expenses and costs	90,336	96,151	96,884	97,449

Operating income	9,147	11,882	10,226	4,975
Non-operating income (loss)	245	272	(132)	1,131
Interest expense	617	644	732	825
Income tax expense	3,406	4,471	3,567	2,048

Net income	$5,369	$7,039	$5,795	$3,233

Net income per common share:
Basic	$0.72	$0.95	$0.81	$0.45
Diluted	$0.72	$0.94	$0.80	$0.45

Average common shares outstanding:
Basic	7,425	7,431	7,186	7,116
Diluted	7,467	7,474	7,219	7,144

	2014
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Operating revenues	$97,820	$104,343	$107,059	$101,715
Operating expenses and costs	94,975	95,754	98,609	98,589

Operating income	2,845	8,589	8,450	3,126
Non-operating income	272	259	594	974
Interest expense	862	743	632	660
Income tax expense	898	3,160	3,355	1,308

Net income	$1,357	$4,945	$5,057	$2,132

Net income per common share:
Basic	$0.17	$0.62	$0.63	$0.27
Diluted	$0.17	$0.62	$0.63	$0.27

Average common shares outstanding:
Basic	7,985	7,992	7,993	7,988
Diluted	8,033	8,035	8,032	8,027

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

P.A.M. Transportation Services, Inc.

We have audited the internal control over financial reporting of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 15, 2016, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

March 15, 2016

Item 9B. Other Information.

None.

PART III

Portions of the information required by Part III of Form 10-K are, pursuant to General Instruction G (3) of Form 10-K, incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held on April 26, 2016. We will, within 120 days of the end of our fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

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

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2015, information about compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans approved by Security Holders	71,798	$10.92	(1)	357,951

Equity Compensation Plans not approved by Security Holders	-0-	-0-		-0-

Total	71,798	$10.92		357,951

(1)	Excludes shares of restricted stock, which do not require the payment of an exercise price.

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

Report of Independent Registered Public Accounting Firm - Grant Thornton LLP

Consolidated Balance Sheets - December 31, 2015 and 2014

Consolidated Statements of Operations - Years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income - Years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows - Years ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted as the required  information is inapplicable, or because the information is presented in the consolidated financial statements or related notes.

(3)	Exhibits.

The following exhibits are filed with or incorporated by reference into this Report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Form S-1 Registration Statement under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986 (“1986 S-1”); (ii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (“6/30/94 10-Q”); (iii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (“6/30/95 10-Q”); (iv) the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (“9/30/96 10-Q”); (v) the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“3/31/02 10-Q”); (vi) the Form 8-K filed on May 31, 2006 (“5/31/06 8-K”); (vii) the Form 8-K filed on December 11, 2007 (“12/11/07 8-K”); (viii) the Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 10-K”); (ix) the Form 8-K filed on July 16, 2009 (“7/16/09 8-K”); (x) Form 8-K filed on December 3, 2010 (“12/03/10 8-K”); (xi) the Schedule 14A filed on April 23, 2014; (“4/23/14 DEF 14A”); or (xii) the Schedule TO filed on December 2, 2014 (“12/2/14 TO-I”).

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

*4.6

Fourteenth Amendment to Loan Agreement dated November 17, 2014, by and among First Tennessee Bank National Association, the Company and P.A.M. Transport, Inc., together with Promissory Note in the principal amount of $40,000,000 (Exh. (b)(5), 12/2/14 TO-I)

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

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: March 10, 2016	By:	/s/ Daniel H. Cushman
DANIEL H. CUSHMAN
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 10, 2016	By:	/s/ Frederick P. Calderone
FREDERICK P. CALDERONE, Director

Dated: March 10, 2016	By:	/s/ Daniel H. Cushman
DANIEL H. CUSHMAN
President and Chief Executive Officer, Director
(principal executive officer)

Dated: March 10, 2016	By:	/s/ W. Scott Davis
W. SCOTT DAVIS, Director

Dated: March 10, 2016	By:	/s/ Norman E. Harned
NORMAN E. HARNED, Director

Dated: March 10, 2016	By:	/s/ Franklin H. McLarty
FRANKLIN H. MCLARTY, Director

Dated: March 10, 2016	By:	/s/ Manuel J. Moroun
MANUEL J. MOROUN, Director

Dated: March 10, 2016	By:	/s/ Matthew T. Moroun
MATTHEW T. MOROUN, Director and Chairman of the Board

Dated: March 10, 2016	By:	/s/ Daniel C. Sullivan
DANIEL C. SULLIVAN, Director

Dated: March 10, 2016	By:	/s/ Allen W. West
ALLEN W. WEST
Vice President-Finance, Chief Financial Officer,
Secretary and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

The following exhibits are filed with or incorporated by reference into this Report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Form S-1 Registration Statement under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986 (“1986 S-1”); (ii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (“6/30/94 10-Q”); (iii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (“6/30/95 10-Q”); (iv) the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (“9/30/96 10-Q”); (v) the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“3/31/02 10-Q”); (vi) the Form 8-K filed on May 31, 2006 (“5/31/06 8-K”); (vii) the Form 8-K filed on December 11, 2007 (“12/11/07 8-K”); (viii) the Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 10-K”); (ix) the Form 8-K filed on July 16, 2009 (“7/16/09 8-K”); (x) Form 8-K filed on December 3, 2010 (“12/03/10 8-K”); (xi) the Schedule 14A filed on April 23, 2014 (“4/23/14 DEF 14A”); or (xii) the Schedule TO filed on December 2, 2014 (“12/2/14 TO-I”)..

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

*4.6

Fourteenth Amendment to Loan Agreement dated November 17, 2014, by and among First Tennessee Bank National Association, the Company and P.A.M. Transport, Inc., together with Promissory Note in the principal amount of $40,000,000 (Exh. (b)(5), 12/2/14 TO-I)

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