Form 10-Q
period 2016-06-30
PAM TRANSPORTATION SERVICES INC
filed 2016-08-05
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 21, 2016
Common Stock, $.01 Par Value	6,452,628

P.A.M. TRANSPORTATION SERVICES, INC.

Form 10-Q

For The Quarter Ended June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$146	$157
Accounts receivable-net:
Trade, less allowance of $821 and $549, respectively	58,214	49,312
Other	12,579	5,850
Inventories	1,780	1,890
Prepaid expenses and deposits	6,233	8,052
Marketable equity securities	27,381	24,575
Income taxes refundable	641	2,865
Total current assets	106,974	92,701

Property and equipment:
Land	5,374	5,374
Structures and improvements	18,595	17,858
Revenue equipment	340,979	338,853
Office furniture and equipment	10,085	9,854
Total property and equipment	375,033	371,939
Accumulated depreciation	(106,665)	(109,087)
Net property and equipment	268,368	262,852

Other assets	2,419	2,442

TOTAL ASSETS	$377,761	$357,995

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,670	$17,791
Accrued expenses and other liabilities	25,837	27,093
Current maturities of long-term debt	42,034	40,025
Total current liabilities	94,541	84,909

Long-term debt-less current portion	115,010	99,223
Deferred income taxes	77,587	72,309
Total liabilities	287,138	256,441

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,507,446 and 11,497,471 shares issued; 6,452,328 and 7,116,661 shares outstanding at June 30, 2016 and December 31, 2015, respectively	115	115
Additional paid-in capital	80,699	80,429
Accumulated other comprehensive income	7,077	5,310
Treasury stock, at cost; 5,055,118 and 4,380,810 shares at June 30, 2016 and December 31, 2015, respectively	(121,674)	(101,779)
Retained earnings	124,406	117,479
Total shareholders’ equity	90,623	101,554

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$377,761	$357,995

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
OPERATING REVENUES:
Revenue, before fuel surcharge	$98,921	$91,053	$192,570	$173,737
Fuel surcharge	12,595	16,980	22,535	33,779
Total operating revenues	111,516	108,033	215,105	207,516

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	27,841	26,566	55,324	52,499
Operating supplies and expenses	21,042	24,125	40,160	47,291
Rent and purchased transportation	40,718	33,570	78,105	62,627
Depreciation	9,668	7,744	18,845	15,301
Insurance and claims	4,491	3,951	8,549	7,356
Other	2,014	2,288	4,184	4,668
Gain on disposition of equipment	(1,612)	(2,093)	(3,002)	(3,254)
Total operating expenses and costs	104,162	96,151	202,165	186,488

OPERATING INCOME	7,354	11,882	12,940	21,028

NON-OPERATING (EXPENSE) INCOME	(10)	272	(32)	517
INTEREST EXPENSE	(910)	(644)	(1,732)	(1,260)

INCOME BEFORE INCOME TAXES	6,434	11,510	11,176	20,285

FEDERAL AND STATE INCOME TAX EXPENSE:
Current	28	421	52	838
Deferred	2,414	4,050	4,197	7,039
Total federal and state income tax expense	2,442	4,471	4,249	7,877

NET INCOME	$3,992	$7,039	$6,927	$12,408
INCOME PER COMMON SHARE:
Basic	$0.61	$0.95	$1.01	$1.67
Diluted	$0.61	$0.94	$1.01	$1.66
AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,551	7,431	6,836	7,428
Diluted	6,572	7,474	6,858	7,471

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

NET INCOME	$3,992	$7,039	$6,927	$12,408

Other comprehensive income, net of tax:

Reclassification adjustment for realized losses on marketable securities included in net income (1)	-	-	51	-

Reclassification adjustment for unrealized losses on marketable securities included in net income, net of income taxes (2)	185	-	331	-

Changes in fair value of marketable securities (3)	1,089	95	1,385	157

COMPREHENSIVE INCOME	$5,266	$7,134	$8,694	$12,565

__________
(1) Net of deferred income taxes of $0, $0, $31, and $0, respectively.
(2) Net of deferred income taxes of $113, $0, $202, and $0, respectively.
(3) Net of deferred income taxes of $667, $58, $848, and $96, respectively.

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$6,927	$12,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,845	15,301
Bad debt expense	272	346
Sale leaseback deferred gain amortization	(112)	(112)
Stock compensation-net of excess tax benefits	196	169
Provision for deferred income taxes	4,197	7,039
Reclassification of unrealized loss on marketable equity securities	532	-
Recognized loss on marketable equity securities	89	63
Gain on sale or disposal of equipment	(3,002)	(3,254)
Changes in operating assets and liabilities:
Accounts receivable	(11,633)	(4,679)
Prepaid expenses, deposits, inventories, and other assets	1,953	3,271
Income taxes refundable	2,223	(973)
Trade accounts payable	8,951	5,382
Accrued expenses and other liabilities	(1,299)	2,100
Net cash provided by operating activities	28,139	37,061

INVESTING ACTIVITIES:
Purchases of property and equipment	(40,390)	(44,324)
Proceeds from disposition of equipment	18,962	16,756
Change in restricted cash	(4,271)	5,711
Sales of marketable equity securities	279	-
Purchases of marketable equity securities, net of return of capital	(860)	(2,374)
Net cash used in investing activities	(26,280)	(24,231)

FINANCING ACTIVITIES:
Borrowings under line of credit	254,740	244,124
Repayments under line of credit	(259,085)	(244,124)
Borrowings of long-term debt	43,554	32,733
Repayments of long-term debt	(21,413)	(24,969)
Borrowings under margin account	993	2,512
Repayments under margin account	(838)	(565)
Repurchases of common stock	(19,895)	(28,745)
Exercise of stock options	74	231
Net cash used in financing activities	(1,870)	(18,803)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11)	(5,973)

CASH AND CASH EQUIVALENTS-Beginning of period	157	27,649

CASH AND CASH EQUIVALENTS-End of period	$146	$21,676

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$1,713	$1,270
Income taxes	$229	$1,811

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$4,960	$10,677

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Shareholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2016	7,117	$115	$80,429	$5,310	$(101,779)	$117,479	$101,554

Net Income						6,927	6,927

Other comprehensive income, net of tax of $1,081				1,767			1,767

Exercise of stock options and stock awards-shares issued including tax benefits	10	-	74				74

Treasury stock repurchases	(675)				(19,895)		(19,895)

Share-based compensation			196				196

Balance at June 30, 2016	6,452	$115	$80,699	$7,077	$(121,674)	$124,406	$90,623

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2016

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six-month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

NOTE B: RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board, (“FASB”), issued Accounting Standards Update, (“ASU”) No. 2014-09, (“ASU 2014-09”), Revenue from Contracts with Customers. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. ASU 2014-09 was modified by the issuance of ASU 2015-14 Revenue from Contracts with Customers in August 2015. This amendment deferred the effective date of ASU 2014-09 for one year. The adoption of this guidance is not expected to have a significant impact on the Company’s financial condition, results of operations, or cash flows.

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

For the quarter ended June 30, 2016, the evaluation resulted in an impairment charge of approximately $297,000 in the Company’s non-operating income (expense) in its statement of operations. For the quarter ended June 30, 2015, an impairment charge was not necessary.

For the six-month period ended June 30, 2016, the evaluation resulted in an impairment charge of approximately $532,000 in the Company’s non-operating income (expense) in its statement of operations. For the six-month period ended June 30, 2015, an impairment charge was not necessary.

The following table sets forth cost, market value and unrealized gain/(loss) on equity securities classified as available-for-sale as of June 30, 2016 and December 31, 2015. The Company had no securities classified as trading securities as of June 30, 2016 or December 31, 2015.

	June 30, 2016	December 31, 2015
	(in thousands)
Fair market value	$27,381	$24,575
Cost	15,972	16,015
Unrealized gain	$11,409	$8,560

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities that are classified as available-for-sale as of June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
	(in thousands)
Available-for-sale securities:
Gross unrealized gains	$11,634	$9,893
Gross unrealized losses	225	1,333
Net unrealized gains	$11,409	$8,560

As of June 30, 2016 and December 31, 2015, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $7,077,000 and $5,310,000, respectively.

For the six months ended June 30, 2016, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $1,767,000, net of deferred income taxes. For the year ended December 31, 2015, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $1,079,000, net of deferred income taxes.

As of June 30, 2016, the Company had no securities that were classified as trading. As of June 30, 2015, the Company's marketable securities that were classified as trading had gross recognized gains of approximately $83,000 and no gross recognized losses. The following table shows recognized gains (losses) in market value for securities classified as trading for the periods indicated.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(in thousands)	(in thousands)
Recognized gain at beginning of period	$133	$146
Recognized gain at end of period	83	83
Net recognized loss	$(50)	$(63)

Net recognized loss, net of taxes	$(31)	$(39)

There were no reclassifications of marketable securities between trading and available for sale categories during the first six months of 2016 or 2015.

The cost of securities sold is based on the specific identification method and interest and dividends on securities are included in non-operating income (expense).

There were no sales of securities held as available-for-sale during the three months ending June 30, 2016 or 2015. During the first six months of 2016, the Company sold, for approximately $279,000, certain securities which were held as available-for-sale with a cost of approximately $368,000 which resulted in a realized loss of approximately $89,000. Net of taxes, this loss was approximately $51,000. There were no sales of securities held as available-for-sale during the first six months of 2015.

For the quarter ended June 30, 2016, the Company recognized dividends of approximately $243,000 in non-operating income in its statements of operations. For the quarter ended June 30, 2015, the Company recognized dividends of approximately $281,000 in non-operating income (expense) in its statements of operations.

For the six months ended June 30, 2016, the Company recognized dividends of approximately $502,000 in non-operating income in its statements of operations. For the six months ended June 30, 2015, the Company recognized dividends of approximately $404,000 in non-operating income in its statements of operations.

At June 30, 2016, the Company’s investments’ approximate fair value of securities in a loss position and related gross unrealized losses were $1,649,000 and $225,000, respectively. At December 31, 2015, the Company’s investments’ approximate fair value of securities in a loss position and related gross unrealized losses were $5,099,000 and $1,332,000, respectively. As of June 30, 2016 and December 31, 2015, there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of June 30, 2016 and December 31, 2015, the Company had outstanding borrowings of approximately $12,104,000 and $11,949,000, respectively, under its margin account. Margin account borrowings are used for the purchase of marketable equity securities and as a source of short-term liquidity and are included in Accrued expenses and other liabilities on our balance sheets.

NOTE D: STOCK BASED COMPENSATION

The Company maintains a stock incentive plan under which incentive and nonqualified stock options and other stock awards may be granted. On March 2, 2006, the Company’s Board of Directors (the “Board”) adopted, and shareholders later approved, the 2006 Stock Option Plan (the “2006 Plan”). Under the 2006 Plan, 750,000 shares were reserved for the issuance of stock options to directors, officers, key employees, and others. The option exercise price under the 2006 Plan is the fair market value of the stock on the date the option is granted. The fair market value is determined by the closing price of the Company’s common stock, on its primary exchange, on the same date that the option is granted. On March 13, 2014, the Company’s Board of Directors adopted, and on May 29, 2014 our shareholders approved, the 2014 Amended and Restated Stock Option and Incentive Plan (the “2014 Plan”) which replaced the 2006 Plan. The shares which remained reserved under the 2006 Plan were carried over to the 2014 Plan and are reserved for the issuance of stock awards to directors, officers, key employees, and others. Stock option exercise price under the 2014 Plan is the fair market value of the stock on the date the option is granted. The restricted stock purchase price under the 2014 Plan shall not be less than 85% of the fair market value of the Company’s common stock on the date the award is made. The fair market value is determined by the average of the highest and lowest sales prices for a share of the Company’s common stock, on its primary exchange, on the same date that the option or award is granted.

Outstanding nonqualified stock options at June 30, 2016, must be exercised within either five or ten years from the date of grant. Outstanding nonqualified stock options granted to members of the Company’s Board of Directors vest immediately while outstanding nonqualified stock options issued to employees vest in increments of 20% to 25% each year.

During the first six months of 2016, 2,275 shares of common stock were granted to non-employee directors under the 2014 Plan and 5,000 shares of common stock were granted to the Company’s Chief Executive Officer. The stock awarded to non-employee directors had a grant date fair value of $30.80 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately. The stock awarded to the Chief Executive Officer had a grant date fair value of $30.81 per share, based on the closing price of the Company’s stock on the date of grant, with 25% of the award vesting immediately and 25% vesting for each of the next three years.

The total grant date fair value of stock and stock options vested during the first six months of 2016 was approximately $186,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the second quarter of 2016 was approximately $47,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first six months of 2016 was approximately $196,000 and includes approximately $70,000 recognized as a result of the grant of 325 shares to each non-employee director during the first quarter of 2016. The recognition of stock-based compensation expense did not have a recognizable impact on diluted or basic earnings per common share reported for the second quarter ended June 30, 2016. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.02 during the six months ended June 30, 2016. As of June 30, 2016, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $346,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $99,000 in additional compensation expense related to unvested option awards during the remainder of 2016 and to recognize approximately $139,000, $102,000, and $6,000 in additional compensation expense related to unvested option awards during the years 2017, 2018, and 2019, respectively.

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

Information related to stock option activity for the six months ended June 30, 2016 is as follows:

	Shares Under Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding at January 1, 2016	66,098	$10.92
Granted	-	-
Exercised	(6,450)	11.50
Cancelled/forfeited/expired	(2,050)	10.91
Outstanding at June 30, 2016	57,598	$10.86	3.8	$289,835

Exercisable at June 30, 2016	44,243	$10.84	3.1	$223,371

___________________________

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on June 30, 2016, was $15.89.

A summary of the status of the Company’s nonvested options and restricted stock as of June 30, 2016 and changes during the six months ended June 30, 2016, is presented below:

	Stock Options		Restricted Stock
	Number of Options	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value*
Nonvested at January 1, 2016	28,205	$6.07	5,700	$42.65
Granted	-	-	7,275	30.81
Canceled/forfeited/expired	(2,050)	6.07	(450)	42.65
Vested	(12,800)	6.06	(3,525)	30.80
Nonvested at June 30, 2016	13,355	$6.07	9,000	$37.72

___________________________
* The weighted-average grant date fair value was based on the closing price of the Company’s stock on the date of the grant.

The number, weighted average exercise price, and weighted average remaining contractual life of options outstanding as of June 30, 2016 and the number and weighted average exercise price of options exercisable as of June 30, 2016 are as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$10.44	15,000	1.7	15,000
$10.90	6,000	0.9	6,000
$10.90	26,600	5.9	13,800
$11.22	5,998	4.4	5,443
$11.54	4,000	0.7	4,000
	57,598	3.8	44,243

Cash received from option exercises totaled approximately $74,000 and $231,000 during the six months ended June 30, 2016 and June 30, 2015, respectively. The Company issues new shares upon option exercise.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentage data)
Truckload Services revenue	$86,880	87.8	$79,512	87.3	$168,987	87.8	$152,040	87.5
Brokerage and Logistics Services revenue	12,041	12.2	11,541	12.7	23,583	12.2	21,697	12.5
Total revenues	$98,921	100.0	$91,053	100.0	$192,570	100.0	$173,737	100.0

NOTE F: TREASURY STOCK

The Company’s stock repurchase program has been extended and expanded several times, most recently in May 2014, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. During the six months ended June 30, 2016, the Company repurchased 106,895 shares of its common stock at an aggregate cost of approximately $2,162,000 under this program.

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

The Company accounts for Treasury stock using the cost method and as of June 30, 2016, 5,055,118 shares were held in the treasury at an aggregate cost of approximately $121,674,000.

NOTE G: ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income for the three and six months ended June 30, 2016:

Unrealized gains and losses on available-for-sale securities
(in thousands)
Balance at March 31, 2016, net of tax of $3,551	$5,803

Other comprehensive income before reclassifications, net of tax benefit of $667	1,089
Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $113	185
Net current-period other comprehensive income	1,274

Balance at June 30, 2016, net of tax of $4,331	$7,077

Balance at December 31, 2015, net of tax of $3,250	$5,310

Other comprehensive income before reclassifications, net of tax benefit of $848	1,385
Amounts reclassified from accumulated other comprehensive income, net of tax benefit of $233	382
Net current-period other comprehensive income	1,767

Balance at June 30, 2016, net of tax of $4,331	$7,077

The following table provides details about reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2016:

	Amounts Reclassified from Accumulated Other Comprehensive Income (a)
Details about Accumulated Other Comprehensive Income Component	Six Months Ended June 30, 2016	Statement of Operations Classification
	(in thousands)
Unrealized gains and losses on available-for-sale securities:
Prior period unrealized (gain) loss on securities sold	$83	Non-operating (expense) income
Impairment expense	532	Non-operating (expense) income
Total before tax	615	Income before income taxes
Tax benefit	233	Income tax expense
Total after tax	$382	Net income

___________________________
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Net income	$3,992	$7,039	$6,927	$12,408

Basic weighted average common shares outstanding	6,551	7,431	6,836	7,428
Dilutive effect of common stock equivalents	21	43	22	43
Diluted weighted average common shares outstanding	6,572	7,474	6,858	7,471

Basic earnings per share	$0.61	$0.95	$1.01	$1.67
Diluted earnings per share	$0.61	$0.94	$1.01	$1.66

As of June 30, 2016 and June 30, 2015, there were no options outstanding to purchase shares of common stock that had an anti-dilutive effect on the computation of diluted earnings per share.

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of June 30, 2016, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of June 30, 2016, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the six months ended June 30, 2016 and 2015, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

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

At June 30, 2016, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$27,381	$27,381	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at June 30, 2016 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$151,412	$151,203

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE AND LONG-TERM DEBT

During the first six months of 2016, the Company’s subsidiaries entered into installment obligations totaling approximately $43.6 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments ranging from 36 months to 60 months at a weighted average interest rate of 2.31%.

NOTE L: OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2016, the Company’s subsidiaries operated revenue equipment under various operating lease arrangements. Revenue equipment held under operating leases is not carried on our balance sheet and the respective lease payments are reflected in our consolidated statements of operations as a component of the Rent and purchased transportation category.

Rent expense related to revenue equipment under these leases were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)

Rent expense related to revenue equipment	$2,469	$2,668	$4,957	$5,342

Leases for revenue equipment under non-cancellable operating leases expire at various dates through 2018. Future minimum lease payments related to non-cancellable leases for revenue equipment at June 30, 2016 are:

(in thousands)
2016	$3,750
2017	6,002
2018	181
Total future minimum lease payments	$9,933

NOTE M: LITIGATION

We were a defendant in a collective-action lawsuit which was filed on August 22, 2013, in the United States District Court for the Western District of Arkansas. The plaintiffs, who are current and former drivers and who worked for the Company during the period of August 22, 2010, through the date of the filing, alleged claims for unpaid wages under the Fair Labor Standards Act and the Arkansas Minimum Wage Law. The complaint alleged that the Company failed to pay newly hired drivers minimum wage during orientation, training, and while traveling during normal business hours and that the Company failed to pay all drivers when working on assignment for more than 24 hours. The plaintiffs sought to enjoin the Company from continuing its pay practices related to the allegations. They also sought actual damages, liquidated damages equal to accrual damages, court costs, and legal fees. During 2014, the Company reached a preliminary settlement with the plaintiffs in the amount of $3,950,000 and accordingly, reserved this amount, along with estimated settlement costs, in its 2014 consolidated financial statements. During the first quarter of 2015, the Company negotiated a reduction in the settlement amount to approximately $3,450,000. During the second quarter of 2016, the plaintiffs’ motion for final approval of the lawsuit was approved by the court and the settlement was paid in June 2016. The loss under this claim was not covered by existing insurance policies.

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

BUSINESS OVERVIEW

The Company’s administrative headquarters are in Tontitown, Arkansas. From this location we manage operations conducted through wholly owned subsidiaries based in various locations around the United States and in Mexico and Canada. The operations of these subsidiaries can generally be classified into either truckload services or brokerage and logistics services. Truckload services include those transportation services in which we utilize company owned trucks or owner-operator owned trucks. Brokerage and logistics services consist of services such as transportation scheduling, routing, mode selection, transloading and other value added services related to the transportation of freight which may or may not involve the usage of company owned or owner-operator owned equipment. Both our truckload operations and our brokerage/logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this report. All of the Company’s operations are in the motor carrier segment.

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 87.8% and 87.3% of total revenues, excluding fuel surcharges for the three months ended June 30, 2016 and 2015, respectively. Truckload services revenues, excluding fuel surcharges, represented 87.8% and 87.5% of total revenues, excluding fuel surcharges for the six months ended June 30, 2016 and 2015, respectively. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefits costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations, we use revenue, before fuel surcharge (and fuel expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended June 30, 2016 and 2015, approximately $12.6 million and $17.0 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the six months ended June 30, 2016 and 2015, approximately $22.5 million and $33.8 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are reported net of fuel surcharges.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(percentages)
Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	31.5	33.0	32.1	34.1
Operating supplies and expenses	9.7	9.0	10.4	8.9
Rent and purchased transportation	34.1	28.7	33.5	27.8
Depreciation	11.1	9.7	11.1	10.0
Insurance and claims	5.2	5.0	5.1	4.9
Other	2.2	2.8	2.4	3.0
Gain on sale or disposal of property	(1.8)	(2.6)	(1.8)	(2.1)
Total operating expenses	92.0	85.6	92.8	86.6
Operating income	8.0	14.4	7.2	13.4
Non-operating income	-	0.3	-	0.3
Interest expense	(1.0)	(0.8)	(1.0)	(0.8)
Income before income taxes	7.0	13.9	6.2	12.9

THREE MONTHS ENDED JUNE 30, 2016 VS. THREE MONTHS ENDED JUNE 30, 2015

During the second quarter of 2016, truckload services revenue, before fuel surcharges, increased 9.3% to $86.9 million as compared to $79.5 million during the second quarter of 2015. The increase was primarily related to an increase in the number of miles traveled which was due to an increase in both the number of trucks operating in the fleet and equipment utilization. The average number of trucks operating in the fleet increased from 1,818 trucks during the second quarter of 2015 to 1,915 trucks during the second quarter of 2016 while the average miles traveled per truck each workday increased from 478 miles during the second quarter of 2015 to 495 miles during the second quarter of 2016. The increases in truck count and average daily utilization resulted in an increase in the total number of miles traveled from 55.6 million miles during the second quarter of 2015 to 60.7 million miles traveled during the second quarter of 2016.

Salaries, wages and benefits decreased from 33.0% of revenues, before fuel surcharges, in the second quarter of 2015 to 31.5% of revenues, before fuel surcharges, during the second quarter of 2016. The percentage-based decrease is primarily a result of the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, maintenance wages, operations wages, and payroll taxes with an increase in revenues for the periods compared. On a dollar basis, Salaries, wages and benefits increased from $26.3 million during the second quarter 2015 to $27.4 million during the second quarter of 2016. The increase relates primarily to an increase in group health insurance claims expensed under the Company’s self-insured health plan during the second quarter of 2016 as compared to the second quarter of 2015. To a lesser extent, the increase was the result of an increase in wages paid to non-driver employees during the second quarter of 2016 as compared to the second quarter of 2015.

Operating supplies and expenses increased from 9.0% of revenues, before fuel surcharges, during the second quarter of 2015 to 9.7% of revenues, before fuel surcharges, during the second quarter of 2016. The increase relates primarily to an increase in amounts paid for driver recruiting and training. The Company recruits a significant portion of its drivers from third-party driver training schools and pays a fee for each driver employed by the Company at the end of the training period. Throughout 2016, the per-driver fee charged by the Company’s largest provider of recruits increased periodically in accordance with an agreed upon fee schedule arrangement. The scheduled fee increases, along with an increase in the count of drivers recruited and other associated recruiting costs, resulted in an increase of $1.0 million in recruiting costs during the second quarter of 2016 as compared to the second quarter of 2015.

Rent and purchased transportation increased from 28.7% of revenues, before fuel surcharges, during the second quarter of 2015 to 34.1% of revenues, before fuel surcharges, during the second quarter of 2016. The increase was primarily due to an increase in driver lease expense as the average number of owner-operators under contract increased from 402 during the second quarter of 2015 to 559 during the second quarter of 2016. The increase in costs in this category, as they relate to the increase in owner-operators, are partially offset by a decrease in other cost categories, such as repairs and fuel, which are generally borne by the owner-operator.

Depreciation increased from 9.7% of revenues, before fuel surcharges, during the second quarter of 2015 to 11.1% of revenues, before fuel surcharges, during the second quarter of 2016. The increase relates primarily to an increase in the size of the Company’s truck and trailer fleet during the second quarter of 2016 as compared to the second quarter of 2015. Also contributing to the increase was an increase in the purchase price of new trucks which replaced older, lower cost, trucks throughout 2015 and through the second quarter of 2016.

Other expenses decreased from 2.8% of revenues, before fuel surcharges, during the second quarter of 2015 to 2.2% of revenues, before fuel surcharges, during the second quarter of 2016. The decrease relates primarily to a decrease in amounts expensed for uncollectable revenue.

Gains on sale or disposal of property decreased from 2.6% during the second quarter of 2015 to 1.8% during the second quarter of 2016. The decrease relates primarily to a less favorable used equipment market for trucks. While the number of trucks sold increased during the second quarter of 2016 as compared to the second quarter of 2015, gains realized decreased on a per-truck basis due to a less favorable used truck market.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 85.6% for the second quarter of 2015 to 92.0% for the second quarter of 2016.

SIX MONTHS ENDED JUNE 30, 2016 VS. SIX MONTHS ENDED JUNE 30, 2015

For the six months ended June 30, 2016, truckload services revenue, before fuel surcharges, increased 11.1% to $169.0 million as compared to $152.0 million for the six months ended June 30, 2015. The increase was primarily related to an increase in the number of miles traveled due to an increase in both the number of trucks operating in the fleet and an increase in equipment utilization. Also contributing was an increase in the average rate charged to customers for our services. The average number of trucks operating in the fleet increased from 1,805 trucks during the first six months of 2015 to 1,903 trucks during the first six months of 2016 while the average miles traveled per truck each work day increased from 469 miles during the first six months of 2015 to 485 miles during the first six months of 2016. The increase in truck count combined with the increase in average daily utilization resulted in an increase in the total number of miles traveled from 107.4 million miles during the first six months of 2015 to 118.0 million miles traveled during the first six months of 2016. The average rate charged to customers per total mile during the first six months of 2016 increased $0.02 as compared to the average rate charged during the first six months of 2015.

Salaries, wages and benefits decreased from 34.1% of revenues, before fuel surcharges, during the six months of 2015 to 32.1% of revenues, before fuel surcharges, during the six months of 2016. The percentage-based decrease was primarily a result of the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, maintenance wages, operations wages, and payroll taxes with an increase in revenues for the periods compared. On a dollar basis, Salaries, wages and benefits increased from $51.9 million during the first six months of 2015 to $54.3 million during the first six months of 2016. The increase relates primarily to an increase in group health insurance claims expensed under the Company’s self-insured health plan during the first six months of 2016 as compared to the first six months of 2015. To a lesser extent, the increase was the result of an increase in wages paid to non-driver employees during the first six months of 2016 as compared to the first six months of 2015. This increase was partially offset by a decrease in company driver wages paid during the first six months of 2016 as compared to company driver wages paid during the first six months of 2015. Our driver pool consists of both company drivers and third-party owner-operator drivers. Company drivers are employees of the Company and perform services in company-owned equipment while owner-operator drivers provide services, under contract, using their own equipment. While each group is generally compensated on a per-mile basis, owner-operator payments are classified in the Company’s financial statements under Rent and purchased transportation. The decrease in company driver wages primarily resulted from a decrease in the proportion of total miles driven by company drivers during the first six months of 2016 in comparison to the proportion of total miles driven by company drivers during the first six months of 2015. This proportional decrease was the result of an increase in the average number of owner-operators under contract from 382 during the first six months of 2015 to 535 during the first six months of 2016.

Operating supplies and expenses increased from 8.9% of revenues, before fuel surcharges, during the first six months of 2015 to 10.4% of revenues, before fuel surcharges, during the first six months of 2016. The increase relates primarily to an increase in amounts paid for driver recruiting and training. The Company recruits a significant portion of its drivers from third-party driver training schools and pays a fee for each driver employed by the Company at the end of the training period. Throughout 2015, and continuing into 2016, the per-driver fee charged by the Company’s largest provider of recruits increased periodically in accordance with an agreed upon fee schedule arrangement. The scheduled fee increases, along with an increase in the count of drivers recruited and other associated recruiting costs, resulted in an increase of $2.5 million in recruiting costs during the first six months of 2016 as compared to the first six months of 2015. Also contributing to the increase was an increase in the average surcharge-adjusted fuel price paid per gallon of diesel fuel. The average surcharge-adjusted fuel price paid per gallon of diesel fuel increased as a result of lower fuel surcharge collections from customers. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices.

Rent and purchased transportation increased from 27.8% of revenues, before fuel surcharges, during the first six months of 2015 to 33.5% of revenues, before fuel surcharges, during the first six months of 2016. The increase was primarily due to an increase in driver lease expense as the average number of owner-operators under contract increased from 382 during the first six months of 2015 to 535 during the first six months of 2016. The increase in costs in this category, as they relate to the increase in owner-operators, are partially offset by a decrease in other cost categories, such as repairs and fuel, which are generally borne by the owner-operator.

Depreciation increased from 10.0% of revenues, before fuel surcharges, during the first six months of 2015 to 11.1% of revenues, before fuel surcharges, during the first six of 2016. The increase relates primarily to an increase in the size of the Company’s truck and trailer fleet during the first six months of 2016 as compared to the first six months of 2015. Also contributing to the increase was an increase in the purchase price of new trucks which replaced older, lower cost, trucks throughout 2015 and throughout the first six months of 2016.

Other expenses decreased from 3.0% of revenues, before fuel surcharges, during the first six months of 2015 to 2.4% of revenues, before fuel surcharges, during the first six months of 2016. The decrease relates primarily to a decrease in amounts expensed for professional services in relation to claims litigation, a decrease in uncollectible revenue, and a decrease in amounts expensed for overage, shortage, and damage claims.

Gains on sale or disposal of property decreased from 2.1% during the first six months of 2015 to 1.8% during the first six months of 2016. The decrease relates primarily to a less favorable used equipment market for trucks. While the number of trucks sold increased during the first six months of 2016 as compared to the first six months of 2015, gains realized decreased on a per-truck basis due to a less favorable used truck market.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 86.6% for the first six months of 2015 to 92.8% for the first six months of 2016.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	3.9	2.7	4.3	2.6
Rent and purchased transportation	92.3	92.9	91.6	93.7
Other	0.6	0.8	0.6	0.7
Total operating expenses	96.8	96.4	96.5	97.0
Operating income	3.2	3.6	3.5	3.0
Non-operating income	-	0.1	-	0.1
Interest expense	(0.5)	(0.3)	(0.5)	(0.3)
Income before income taxes	2.7	3.4	3.0	2.8

THREE MONTHS ENDED JUNE 30, 2016 VS. THREE MONTHS ENDED JUNE 30, 2015

During the second quarter of 2016, logistics and brokerage services revenue, before fuel surcharges, increased 4.3% to $12.0 million as compared to $11.5 million during the second quarter of 2015. The increase relates to an increase in the number of brokered loads during the second quarter of 2016 as compared to the second quarter of 2015.

Salaries, wages and benefits increased from 2.7% of revenues, before fuel surcharges, in the second quarter of 2015 to 3.9% of revenues, before fuel surcharges, during the second quarter of 2016. The increase relates to an increase in the number of employees assigned to the logistics and brokerage services division.

Rents and purchased transportation decreased from 92.9% of revenues, before fuel surcharges, during the second quarter of 2015 to 92.3% of revenues, before fuel surcharges, during the second quarter of 2016. The decrease relates to a decrease in the negotiated amounts paid to third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 96.4% for the second quarter of 2015 to 96.8% for the second quarter of 2016.

SIX MONTHS ENDED JUNE 30, 2016 VS. SIX MONTHS ENDED JUNE 30, 2015

During the first six months of 2016, logistics and brokerage services revenue, before fuel surcharges, increased 8.7% to $23.6 million as compared to $21.7 million during the first six months of 2015. The increase relates to an increase in the number of brokered loads during the first six months of 2016 as compared to the first six months of 2015.

Salaries, wages and benefits increased from 2.6% of revenues, before fuel surcharges, during the first six months of 2015 to 4.3% of revenues, before fuel surcharges, during the first six months of 2016. The increase relates to an increase in the number of employees assigned to the logistics and brokerage services division.

Rents and purchased transportation decreased from 93.7% of revenues, before fuel surcharges, during the first six months of 2015 to 91.6% of revenues, before fuel surcharges during the first six months of 2016. The decrease relates to a decrease in negotiated amounts paid to third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 97.0% for the first six months of 2015 to 96.5% for the first six months of 2016.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED JUNE 30, 2016 VS. THREE MONTHS ENDED JUNE 30, 2015

Net income for all divisions was approximately $4.0 million, or 4.0% of revenues, before fuel surcharge for the second quarter of 2016 as compared to a net income of $7.0 million, or 7.7% of revenues, before fuel surcharge for the second quarter of 2015. The decrease in net income resulted in diluted earnings per share of $0.61 for the second quarter of 2016 as compared to diluted earnings per share of $0.94 for the second quarter of 2015.

SIX MONTHS ENDED JUNE 30, 2016 VS. SIX MONTHS ENDED JUNE 30, 2015

Net income for all divisions was approximately $6.9 million, or 3.6% of revenues, before fuel surcharge for the first six months of 2016 as compared to net income of $12.4 million, or 7.1% of revenues, before fuel surcharge for the first six months of 2015. The decrease in net income resulted in diluted earnings per share of $1.01 for the first six months of 2016 as compared to diluted earnings per share of $1.66 for the first six months of 2015.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our lines of credit, installment notes, and investment margin account.

During the first six months of 2016, we generated $28.1 million in cash from operating activities. Investing activities used $26.3 million in cash in the first six months of 2016. Financing activities used $1.9 million in cash in the first six months of 2016.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first six months of 2016, we utilized cash on hand, installment notes, and our lines of credit to finance purchases of revenue equipment and other assets of approximately $40.4 million.

Occasionally, we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 60 months. During the first six months of 2016, the Company’s subsidiary, P.A.M. Transport, Inc., entered into installment obligations totaling approximately $43.6 million for the purpose of purchasing revenue equipment. These obligations are payable in either 36 monthly installments or 60 monthly installments at interest rates ranging from 1.99% to 2.55%.

During the remainder of 2016, we expect to purchase approximately 150 new trucks and 870 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $30.5 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future.

During the first six months of 2016, we maintained a $40.0 million revolving line of credit. Amounts outstanding under the line of credit bear interest at LIBOR (determined as of the first day of each month) plus 1.50% (1.96% at June 30, 2016), are secured by our accounts receivable and mature on June 1, 2018. At June 30, 2016 outstanding advances on the line of credit were approximately $6.4 million, including $0.8 million in letters of credit, with availability to borrow $33.6 million.

Trade accounts receivable increased from $49.3 million at December 31, 2015 to $58.2 million at June 30, 2016. The increase relates to a general increase in freight revenues, which flows through the accounts receivable account, during the second quarter of 2016 as compared to the last quarter of 2015.

Accounts receivable-other increased from $5.9 million at December 31, 2015 to $12.6 million at June 30, 2016. The increase relates primarily to an increase in amounts receivable from the Company’s third-party qualified intermediary. The Company contracts with a third-party qualified intermediary in order to accomplish tax-deferred, like-kind exchanges related to its revenue equipment. Under the program, dispositions of eligible trucks or trailers and acquisitions of replacement trucks or trailers are made in a form whereby any associated tax gains related to the disposal are deferred. To qualify for like-kind exchange treatment, we exchange, through our qualified intermediary, eligible trucks or trailers being disposed with trucks or trailers being acquired. Amounts held by the Company’s third-party qualified intermediary are dependent on the timing and extent of the Company’s revenue equipment sales and/or purchase activities, which can fluctuate significantly from period-to-period. The increase also relates to amounts receivable from a vendor as part of our tire program and will be collected throughout the remainder of 2016. To a lesser extent, the increase also relates to an increase in amounts advanced to our drivers and third party brokers as of June 30, 2016 compared to December 31, 2015.

Prepaid expenses and deposits decreased from $8.1 million at December 31, 2015 to $6.2 million at June 30, 2016. The decrease relates to the amortization of prepaid truck and trailer license fees as well as prepaid insurance premiums. Truck and trailer registration fees of approximately $2.5 million were paid in advance in December 2015. These prepaid expenses will continue to be amortized to expense throughout the remainder of the year.

Marketable equity securities increased from $24.6 million at December 31, 2015 to $27.4 million at June 30, 2016. The $2.8 million increase was related to a net increase in market value of approximately $2.8 million, purchases of equity securities with a cost basis of approximately $0.9 million, reduced by sales of marketable equity securities with a combined cost basis of approximately $0.4 million and other than temporary write downs of approximately $0.5 million during the first six months of 2016.

Income taxes refundable decreased from $2.9 million at December 31, 2015 to $0.6 million at June 30, 2016 as a result of receiving an income tax refund of approximately $2.4 million during the first quarter of 2016.

Revenue equipment, at June 30, 2016, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units and auxiliary power units, increased approximately $2.1 million as compared to December 31, 2015. The increase relates to the purchase of new trucks and trailers in a greater quantity than the quantity of trucks and trailers disposed. The increase is also reflective of the higher purchase price of new trucks and trailers compared to the trucks and trailers which are being replaced and sold.

Accounts payable increased from $17.8 million at December 31, 2015 to $26.7 million at June 30, 2016. The $8.9 million increase was primarily related to an increase of approximately $5.6 million in the amount of bank drafts outstanding in excess of bank balance which had been reclassified as accounts payable at June 30, 2016 as compared to December 31, 2015 and to an increase of approximately $1.4 million in amounts accrued at the end of the period which were payable to third party logistics and brokerage service providers.

Accrued expenses and other liabilities decreased from $27.1 million at December 31, 2015 to $25.8 million at June 30, 2016. The decrease was primarily related to the payment of approximately $3.5 million for a lawsuit which claimed that the Company was in violation of minimum wage laws with regard to certain activities performed by employee drivers, see Note M to our condensed consolidated financial statements. The decrease was partially offset by an increase of approximately $2.3 million in amounts accrued at the end of the period which were payable to company drivers, non-drivers, and third-party owner-operator drivers. These payables can vary significantly throughout the year depending on the timing of the actual date of payment in relation to the last day of the reporting period.

Long-term debt and current maturities of long term-debt are reviewed on an aggregate basis as the classification of amounts in each category are typically affected merely by the passage of time. Long-term debt and current maturities of long-term debt, on an aggregate basis, increased from $139.2 million at December 31, 2015 to $157.0 million at June 30, 2016. The increase was primarily related to the net effect of additional borrowings made during the first six months of 2016, reduced by installment note payments made during the first six months of 2016.

Treasury stock increased from $101.8 million at December 31, 2015 to $121.7 million at June 30, 2016. The increase relates primarily to the payment of approximately $17.7 million for shares of our common stock purchased under a tender offer completed during the second quarter of 2016, including fees and expenses related to the offer and to common stock purchases of approximately $2.2 million under the Company’s stock repurchase program also made during the second quarter of 2016.

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

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities increased to $27.4 million at June 30, 2016 from $24.6 million at December 31, 2015. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $2.7 million. For additional information with respect to the marketable equity securities, see Note C to our condensed consolidated financial statements.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We were a defendant in a collective-action lawsuit which was filed on August 22, 2013, in the United States District Court for the Western District of Arkansas. The plaintiffs, who are current and former drivers and who worked for the Company during the period of August 22, 2010, through the date of the filing, alleged claims for unpaid wages under the Fair Labor Standards Act and the Arkansas Minimum Wage Law. The complaint alleged that the Company failed to pay newly hired drivers minimum wage during orientation, training, and while traveling during normal business hours and that the Company failed to pay all drivers when working on assignment for more than 24 hours. The plaintiffs sought to enjoin the Company from continuing its pay practices related to the allegations. They also sought actual damages, liquidated damages equal to accrual damages, court costs, and legal fees. During 2014, the Company reached a preliminary settlement with the plaintiffs in the amount of $3,950,000 and accordingly reserved this amount, along with estimated settlement costs, in its 2014 consolidated financial statements. During the first quarter of 2015, the Company negotiated a reduction in the settlement amount to approximately $3,450,000. During the second quarter of 2016, the plaintiffs’ motion for final approval of the lawsuit was approved by the court and the settlement was paid in June 2016. The loss under this claim was not covered by existing insurance policies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s stock repurchase program has been extended and expanded several times, most recently in May 2014, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. Since the reauthorization, the Company has repurchased 171,499 shares of its common stock under this repurchase program.

On February 18, 2016, the Company commenced a tender offer to repurchase up to 325,000 shares of the Company’s outstanding common stock at a price of up to $30.00 per share. On March 18, 2016, the Company extended the offer and increased the offer from 325,000 shares to 425,000 shares and the offer price from up to $30.00 per share to an offer price of up to $34.00 per share. Following the expiration of the tender offer on April 5, 2016, the Company accepted 567,413 shares of its common stock for purchase at $31.00 per share, including 142,413 oversubscribed shares tendered, at an aggregate purchase price of approximately $17.6 million, excluding fees and expenses related to the offer. The Company funded the purchase of the accepted shares tendered with available cash and accounted for the repurchase of these shares as treasury stock on the Company’s condensed consolidated balance sheet as of June 30, 2016.

The following table summarizes the Company’s common stock repurchases during the second quarter of 2016 made pursuant to stock repurchase program and the 2016 tender offer. No shares were purchased during the quarter other than through these programs, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser”.

Issuer Purchases of Equity Securities
Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1-30, 2016	567,413	(2)	$31.00	567,413	(2)	435,396
May 1-31, 2016	73,176		19.74	73,176		362,220
June 1-30, 2016	33,719		21.21	33,719		328,501
Total	674,308		$29.29	674,308

(1)	The Company’s stock repurchase program does not have an expiration date.
(2)	Includes 567,413 shares purchased pursuant to the 2016 tender offer.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002.)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 11, 2007.)
4.1

Amended and Restated Loan Agreement, dated March 28, 2016, by and among P.A.M. Transport, Inc., First Tennessee Bank National Association and the Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on April 1, 2016.)

4.2

Fourth Amended and Restated Consolidated Revolving Credit Note, dated March 28, 2016, by P.A.M. Transport, Inc. in favor of First Tennessee Bank National Association (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on April 1, 2016.)

4.3

Amended and Restated Security Agreement, dated March 28, 2016, by and between P.A.M. Transport, Inc. and First Tennessee Bank National Association (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on April 1, 2016.)

4.4

Fourth Amended and Restated Guaranty Agreement of the Company, dated March 28, 2016, in favor of First Tennessee Bank National Association (incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K filed on April 1, 2016.)

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

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: August 4, 2016	By: /s/ Daniel H. Cushman
Daniel H. Cushman
President and Chief Executive Officer
(principal executive officer)

Dated: August 4, 2016	By: /s/ Allen W. West
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
4.1

Amended and Restated Loan Agreement, dated March 28, 2016, by and among P.A.M. Transport, Inc., First Tennessee Bank National Association and the Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on April 1, 2016.)

4.2

Fourth Amended and Restated Consolidated Revolving Credit Note, dated March 28, 2016, by P.A.M. Transport, Inc. in favor of First Tennessee Bank National Association (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on April 1, 2016.)

4.3

Amended and Restated Security Agreement, dated March 28, 2016, by and between P.A.M. Transport, Inc. and First Tennessee Bank National Association (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on April 1, 2016.)

4.4

Fourth Amended and Restated Guaranty Agreement of the Company, dated March 28, 2016, in favor of First Tennessee Bank National Association (incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K filed on April 1, 2016.)

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