Form 10-Q
period 2016-09-30
PAM TRANSPORTATION SERVICES INC
filed 2016-11-03
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 19, 2016
Common Stock, $.01 Par Value	6,408,831

P.A.M. TRANSPORTATION SERVICES, INC.

Form 10-Q

For The Quarter Ended September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (in thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$139	$157
Accounts receivable-net:
Trade, less allowance of $903 and $549, respectively	57,965	49,312
Other	12,658	5,850
Inventories	1,804	1,890
Prepaid expenses and deposits	8,061	8,052
Marketable equity securities	25,614	24,575
Income taxes refundable	557	2,865
Total current assets	106,798	92,701

Property and equipment:
Land	5,374	5,374
Structures and improvements	18,809	17,858
Revenue equipment	343,066	338,853
Office furniture and equipment	10,326	9,854
Total property and equipment	377,575	371,939
Accumulated depreciation	(110,555)	(109,087)
Net property and equipment	267,020	262,852

Other assets	2,419	2,442

TOTAL ASSETS	$376,237	$357,995

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,743	$17,791
Accrued expenses and other liabilities	23,693	27,093
Current maturities of long-term debt	41,069	40,025
Total current liabilities	90,505	84,909

Long-term debt-less current portion	114,198	99,223
Deferred income taxes	79,097	72,309
Total liabilities	283,800	256,441

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,507,746 and 11,497,471 shares issued; 6,409,836 and 7,116,661 shares outstanding at September 30, 2016 and December 31, 2015, respectively	115	115
Additional paid-in capital	80,754	80,429
Accumulated other comprehensive income	6,216	5,310
Treasury stock, at cost; 5,097,910 and 4,380,810 shares at September 30, 2016 and December 31, 2015, respectively	(122,505)	(101,779)
Retained earnings	127,857	117,479
Total shareholders’ equity	92,437	101,554

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$376,237	$357,995

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
OPERATING REVENUES:
Revenue, before fuel surcharge	$95,926	$92,076	$288,496	$265,813
Fuel surcharge	13,467	15,034	36,002	48,813
Total operating revenues	109,393	107,110	324,498	314,626

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	28,167	26,533	83,490	79,032
Operating supplies and expenses	21,155	21,912	61,315	69,202
Rent and purchased transportation	40,013	35,255	118,119	97,883
Depreciation	10,166	8,452	29,011	23,753
Insurance and claims	3,609	3,889	12,158	11,246
Other	1,937	2,200	6,121	6,867
Gain on disposition of equipment	(949)	(1,357)	(3,951)	(4,611)
Total operating expenses and costs	104,098	96,884	306,263	283,372

OPERATING INCOME	5,295	10,226	18,235	31,254

NON-OPERATING INCOME (EXPENSE)	1,235	(732)	1,203	385
INTEREST EXPENSE	(927)	(132)	(2,659)	(1,992)

INCOME BEFORE INCOME TAXES	5,603	9,362	16,779	29,647

FEDERAL AND STATE INCOME TAX EXPENSE:
Current	115	337	168	1,176
Deferred	2,037	3,230	6,233	10,268
Total federal and state income tax expense	2,152	3,567	6,401	11,444

NET INCOME	$3,451	$5,795	$10,378	$18,203

INCOME PER COMMON SHARE:
Basic	$0.54	$0.81	$1.55	$2.48
Diluted	$0.53	$0.80	$1.54	$2.46

AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,439	7,186	6,703	7,346
Diluted	6,458	7,219	6,725	7,385

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Comprehensive Income (unaudited) (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

NET INCOME	$3,451	$5,795	$10,378	$18,203

Other comprehensive income, net of tax:

Reclassification adjustment for realized gains on marketable securities included in net income (1)	(594)	-	(543)	-
Reclassification adjustment for unrealized losses on marketable securities included in net income, net of income taxes (2)	109	359	440	359

Changes in fair value of marketable securities (3)	(376)	(1,537)	1,009	(1,380)

COMPREHENSIVE INCOME	$2,590	$4,617	$11,284	$17,182

__________
(1) Net of deferred income taxes of $(364), $0, $(333), and $0, respectively.
(2) Net of deferred income taxes of $67, $220, $269, and $220, respectively.
(3) Net of deferred income taxes of $(230), $(940), $618, and $(844), respectively.

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Nine Months Ended
	September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$10,378	$18,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,011	23,753
Bad debt expense	354	432
Sale leaseback deferred gain amortization	(131)	(168)
Stock compensation-net of excess tax benefits	251	218
Provision for deferred income taxes	6,233	10,268
Reclassification of unrealized loss on marketable equity securities	709	579
Recognized (gain) loss on marketable equity securities	(1,003)	73
Gain on sale or disposal of equipment	(3,951)	(4,611)
Changes in operating assets and liabilities:
Accounts receivable	(10,354)	(5,853)
Prepaid expenses, deposits, inventories, and other assets	100	2,987
Income taxes refundable	2,308	(1,319)
Trade accounts payable	10,195	20,628
Accrued expenses and other liabilities	(1,917)	1,751
Net cash provided by operating activities	42,183	66,941

INVESTING ACTIVITIES:
Purchases of property and equipment	(55,948)	(106,230)
Proceeds from disposition of equipment	24,479	29,888
Change in restricted cash	(5,461)	8,019
Sales of marketable equity securities	1,550	18
Purchases of marketable equity securities, net of return of capital	(836)	(2,372)
Net cash used in investing activities	(36,216)	(70,677)

FINANCING ACTIVITIES:
Borrowings under line of credit	375,930	407,317
Repayments under line of credit	(379,043)	(406,860)
Borrowings of long-term debt	52,224	64,752
Repayments of long-term debt	(33,092)	(41,723)
Borrowings under margin account	1,040	2,546
Repayments under margin account	(2,392)	(989)
Repurchases of common stock	(20,726)	(48,021)
Exercise of stock options	74	236
Net cash used in financing activities	(5,985)	(22,742)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18)	(26,478)

CASH AND CASH EQUIVALENTS-Beginning of period	157	27,649

CASH AND CASH EQUIVALENTS-End of period	$139	$1,171

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$2,643	$2,009
Income taxes	$260	$2,495

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$2,788	$336

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statement of Shareholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2016	7,117	$115	$80,429	$5,310	$(101,779)	$117,479	$101,554

Net Income						10,378	10,378

Other comprehensive income, net of tax of $554				906			906

Exercise of stock options and stock awards-shares issued including tax benefits	10	-	74				74

Treasury stock repurchases	(717)				(20,726)		(20,726)

Share-based compensation			251				251

Balance at September 30, 2016	6,410	$115	$80,754	$6,216	$(122,505)	$127,857	$92,437

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2016

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine-month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

NOTE B: RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, (“ASU 2014-09”), Revenue from Contracts with Customers. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. ASU 2014-09 was modified by the issuance of ASU 2015-14 Revenue from Contracts with Customers in August 2015. This amendment deferred the effective date of ASU 2014-09 for one year. The adoption of this guidance is not expected to have a significant impact on the Company’s financial condition, results of operations, or cash flows.

In June 2014, the FASB issued ASU No. 2014-12 (“ASU 2014-12”), Stock Compensation - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this update require performance targets that could be achieved after the requisite service period be treated as performance conditions that affect the vesting of the award. ASU 2014-12 is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance on January 1, 2016 did not have a significant impact on the Company’s financial condition, results of operations, or cash flows.

In November 2015, the FASB issued ASU No. 2015-17 (“ASU 2015-17”), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. Under the new accounting standard, deferred tax assets and liabilities are required to be classified as noncurrent, eliminating the prior requirement to separate deferred tax assets and liabilities into current and noncurrent. ASU 2015-17 is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The Company has early adopted ASU 2015-17 effective January 1, 2016 on a retrospective basis. Adoption of this ASU resulted in a reclassification of the Company’s deferred tax liability in its consolidated balance sheet as of December 31, 2015. The reclassification resulted in a $1.8 million decrease in the current deferred income tax liability and a corresponding increase in the net noncurrent deferred tax liability.

In January 2016, the FASB issued ASU No. 2016-01 (“ASU 2016-01”), Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. It requires that all financial assets and liabilities not accounted for under the equity method to be measured at fair value with the changes in fair value recognized in net income. ASU 2016-01 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect that adopting this standard will have on the Company’s financial condition, results of operations, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842). This update seeks to increase the transparency and comparability among entities by requiring public entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. To satisfy the standard’s objective, a lessee will recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a lease liability for the obligation to make lease payments. Both the right-of-use asset and lease liability will initially be measured at the present value of the lease payments, with subsequent measurement dependent on the classification of the lease as either a finance or an operating lease. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. Accounting by lessors will remain mostly unchanged from current U.S. GAAP.

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

In March 2016, the FASB issued ASU No. 2016-08 (“ASU 2016-08”), Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is not permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial condition, results of operations, or cash flows.

In March 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), Compensation – Stock Compensation (Topic 718). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial condition, results of operations, or cash flows.

In August 2016, the FASB issued ASU No. 2016-15 (“ASU 2016-15”), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 amends the guidance in Accounting Standards Codification 230, Statement of Cash Flows, and clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

NOTE C: MARKETABLE EQUITY SECURITIES

The Company accounts for its marketable securities in accordance with Accounting Standards Codification Topic 320, (“ASC Topic 320”), Investments-Debt and Equity Securities. ASC Topic 320 requires companies to classify their investments as trading, available-for-sale or held-to-maturity. The Company’s investments in marketable securities are classified as either trading or available-for-sale and consist of equity securities. Management determines the appropriate classification of these securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The cost of securities sold is based on the specific identification method, and interest and dividends on securities are included in non-operating income.

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

For the quarter ended September 30, 2016, the evaluation resulted in an impairment charge of approximately $176,000 in the Company’s non-operating income (expense) in its statement of operations. For the quarter ended September 30, 2015, the evaluation resulted in an impairment charge of approximately $579,000 in the Company’s non-operating income (expense) in its statement of operations.

For the nine-month period ended September 30, 2016, the evaluation resulted in an impairment charge of approximately $709,000 in the Company’s non-operating income (expense) in its statement of operations. For the nine-month period ended September 30, 2015, the evaluation resulted in an impairment charge of approximately $579,000 in the Company’s non-operating income in its statement of operations.

The following table sets forth cost, market value and unrealized gain/(loss) on equity securities classified as available-for-sale as of September 30, 2016 and December 31, 2015. The Company had no securities classified as trading securities as of September 30, 2016 or December 31, 2015.

	September 30, 2016	December 31, 2015
	(in thousands)
Fair market value	$25,614	$24,575
Cost	15,594	16,015
Unrealized gain	$10,020	$8,560

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities that are classified as available-for-sale as of September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
	(in thousands)
Available-for-sale securities:
Gross unrealized gains	$10,116	$9,893
Gross unrealized losses	96	1,333
Net unrealized gains	$10,020	$8,560

As of September 30, 2016 and December 31, 2015, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $6,216,000 and $5,310,000, respectively.

For the nine months ended September 30, 2016, the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $906,000, net of deferred income taxes. For the year ended December 31, 2015, the Company had net unrealized losses in market value on securities classified as available-for-sale of approximately $1,079,000, net of deferred income taxes.

As of September 30, 2016, the Company had no securities that were classified as trading. As of September 30, 2015, the Company's marketable securities that were classified as trading had gross recognized gains of approximately $59,000 and no gross recognized losses. The following table shows recognized gains (losses) in market value for securities classified as trading for the periods indicated.

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
	(in thousands)	(in thousands)
Recognized gain at beginning of period	$83	$146
Recognized gain at end of period	59	59
Net recognized loss	$(24)	$(87)

Net recognized loss, net of taxes	$(15)	$(54)

There were no reclassifications of marketable securities between trading and available for sale categories during the first nine months of 2016 or 2015.

At September 30, 2016, the Company’s investments’ approximate fair value of securities in a loss position and related gross unrealized losses were $1,941,000 and $96,000, respectively. At December 31, 2015, the Company’s investments’ approximate fair value of securities in a loss position and related gross unrealized losses were $5,099,000 and $1,333,000, respectively. As of September 30, 2016 and December 31, 2015, there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

The following table shows the Company’s net realized gains during the three and nine months ending September 30, 2016 and 2015 on certain securities which were held as available-for-sale. The cost of securities sold is based on the specific identification method.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Sales proceeds	$1,271	$18	$1,550	$18
Cost of securities sold	178	3	547	3
Realized gain	1,093	15	1,003	15

Realized gain, net of taxes	$676	$9	$621	$9

For the quarter ended September 30, 2016, the Company recognized dividends of approximately $279,000 in non-operating income (expense) in its statements of operations. For the quarter ended September 30, 2015, the Company recognized dividends of approximately $288,000 in non-operating income (expense) in its statements of operations.

For the nine months ended September 30, 2016, the Company recognized dividends of approximately $781,000 in non-operating income in its statements of operations. For the nine months ended September 30, 2015, the Company recognized dividends of approximately $788,000 in non-operating income in its statements of operations.

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of September 30, 2016 and December 31, 2015, the Company had outstanding borrowings of approximately $10,597,000 and $11,949,000, respectively, under its margin account. Margin account borrowings are used for the purchase of marketable equity securities and as a source of short-term liquidity and are included in Accrued expenses and other liabilities on our balance sheets.

NOTE D: STOCK BASED COMPENSATION

The Company maintains a stock incentive plan under which incentive and nonqualified stock options and other stock awards may be granted. On March 2, 2006, the Company’s Board of Directors (the “Board”) adopted, and shareholders later approved, the 2006 Stock Option Plan (the “2006 Plan”). Under the 2006 Plan, 750,000 shares were reserved for the issuance of stock options to directors, officers, key employees, and others. The option exercise price under the 2006 Plan is the fair market value of the stock on the date the option is granted. The fair market value is determined by the average of the highest and lowest sales prices for a share of the Company’s common stock, on its primary exchange, on the same date that the option is granted. On March 13, 2014, the Company’s Board of Directors adopted, and on May 29, 2014 our shareholders approved, the 2014 Amended and Restated Stock Option and Incentive Plan (the “2014 Plan”) which replaced the 2006 Plan. The shares which remained reserved under the 2006 Plan were carried over to the 2014 Plan and are reserved for the issuance of stock awards to directors, officers, key employees, and others. The stock option exercise price and the restricted stock purchase price under the 2014 Plan shall not be less than 85% of the fair market value of the Company’s common stock on the date the award is granted. The fair market value is determined by the closing price of the Company’s common stock, on its primary exchange, on the same date that the option or award is granted.

Outstanding nonqualified stock options at September 30, 2016, must be exercised within either five or ten years from the date of grant. Outstanding nonqualified stock options granted to members of the Company’s Board of Directors vest immediately while outstanding nonqualified stock options issued to employees vest in increments of 20% to 25% each year.

During the first nine months of 2016, 2,275 shares of common stock were granted to non-employee directors under the 2014 Plan and 5,000 shares of common stock were granted to the Company’s Chief Executive Officer. The stock awarded to non-employee directors had a grant date fair value of $30.80 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately. The stock awarded to the Chief Executive Officer had a grant date fair value of $30.81 per share, based on the closing price of the Company’s stock on the date of grant, with 25% of the award vesting immediately and 25% vesting for each of the next three years.

The total grant date fair value of stock and stock options vested during the first nine months of 2016 was approximately $202,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits, during the third quarter of 2016 was approximately $56,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits, during the first nine months of 2016 was approximately $251,000 and includes approximately $70,000 recognized as a result of the grant of 325 shares to each non-employee director during the first quarter of 2016. The recognition of stock-based compensation expense decreased basic earnings per common share by approximately $0.01 during the third quarter ended September 30, 2016. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.02 and $0.03, respectively, during the nine months ended September 30, 2016. As of September 30, 2016, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $290,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $51,000 in additional compensation expense related to unvested option awards during the remainder of 2016 and to recognize approximately $135,000, $98,000, and $6,000 in additional compensation expense related to unvested option awards during the years 2017, 2018, and 2019, respectively.

The total grant date fair value of stock and stock options vested during the first nine months of 2015 was approximately $158,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits, during the third quarter of 2015 was approximately $49,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits, during the first nine months of 2015 was approximately $218,000 and includes approximately $70,000 recognized as a result of the grant of 175 shares to each non-employee director during the first quarter of 2015. The recognition of stock-based compensation expense decreased diluted earnings per share reported for the third quarter ending September 30, 2015 by approximately $0.01 but did not have a recognizable impact on basic earnings per share reported for the third quarter ended September 30, 2015. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.02 during the nine months ended September 30, 2015.

Information related to stock option activity for the nine months ended September 30, 2016 is as follows:

	Shares Under Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding at January 1, 2016	66,098	$10.92
Granted	-	-
Exercised	(6,450)	11.50
Cancelled/forfeited/expired	(2,050)	10.91
Outstanding at September 30, 2016	57,598	$10.86	3.5	$527,714

Exercisable at September 30, 2016	44,798	$10.85	2.9	$410,978

___________________________

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on September 30, 2016, was $20.02.

A summary of the status of the Company’s nonvested options and restricted stock as of September 30, 2016 and changes during the nine months ended September 30, 2016, is presented below:

	Stock Options		Restricted Stock
	Number of Options	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value*
Nonvested at January 1, 2016	28,205	$6.07	5,700	$42.65
Granted	-	-	7,275	30.81
Canceled/forfeited/expired	(2,050)	6.07	(450)	42.65
Vested	(13,355)	6.07	(3,825)	31.73
Nonvested at September 30, 2016	12,800	$6.06	8,700	$37.55

___________________________
* The weighted-average grant date fair value was based on the closing price of the Company’s stock on the date of the grant.

The number, weighted average exercise price, and weighted average remaining contractual life of options outstanding as of September 30, 2016 and the number and weighted average exercise price of options exercisable as of September 30, 2016 are as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$10.44	15,000	1.4	15,000
$10.90	6,000	0.6	6,000
$10.90	26,600	5.7	13,800
$11.22	5,998	4.2	5,998
$11.54	4,000	0.4	4,000
	57,598	3.5	44,798

Cash received from option exercises totaled approximately $74,000 and $236,000 during the nine months ended September 30, 2016 and September 30, 2015, respectively. The Company issues new shares upon option exercise.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentage data)
Truckload Services revenue	$85,286	88.9	$80,220	87.1	$254,262	88.1	$232,261	87.4
Brokerage and Logistics Services revenue	10,640	11.1	11,856	12.9	34,234	11.9	33,552	12.6
Total revenues	$95,926	100.0	$92,076	100.0	$288,496	100.0	$265,813	100.0

NOTE F: TREASURY STOCK

The Company’s stock repurchase program has been extended and expanded several times, most recently in May 2014, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. During the nine months ended September 30, 2016, the Company repurchased 149,687 shares of its common stock at an aggregate cost of approximately $2,994,000 under this program.

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

The Company accounts for Treasury stock using the cost method and as of September 30, 2016, 5,097,910 shares were held in the treasury at an aggregate cost of approximately $122,505,000.

NOTE G: ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income for the three and nine months ended September 30, 2016:

Unrealized gains and losses on available-for-sale securities
(in thousands)
Balance at June 30, 2016, net of tax of $4,331	$7,077

Other comprehensive income before reclassifications, net of tax of $230	(376)
Amounts reclassified from accumulated other comprehensive income, net of tax of $297	(485)
Net current-period other comprehensive income	(861)

Balance at September 30, 2016, net of tax of $3,804	$6,216

Balance at December 31, 2015, net of tax of $3,250	$5,310

Other comprehensive income before reclassifications, net of tax benefit of $618	1,009
Amounts reclassified from accumulated other comprehensive income, net of tax of $64	(103)
Net current-period other comprehensive income	906

Balance at September 30, 2016, net of tax of $3,804	$6,216

The following table provides details about reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2016:

	Amounts Reclassified from Accumulated Other Comprehensive Income (a)
Details about Accumulated Other Comprehensive Income Component	Nine Months Ended September 30, 2016	Statement of Operations Classification
	(in thousands)
Unrealized gains and losses on available-for-sale securities:
Prior period unrealized gain (loss) on securities sold	$876	Non-operating income (expense)
Impairment expense	(709)	Non-operating income (expense)
Total before tax	167	Income before income taxes
Tax expense	(64)	Income tax expense
Total after tax	$103	Net income

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)

Net income	$3,451	$5,795	$10,378	$18,203

Basic weighted average common shares outstanding	6,439	7,186	6,703	7,346
Dilutive effect of common stock equivalents	19	33	22	39
Diluted weighted average common shares outstanding	6,458	7,219	6,725	7,385

Basic earnings per share	$0.54	$0.81	$1.55	$2.48
Diluted earnings per share	$0.53	$0.80	$1.54	$2.46

As of September 30, 2016 and September 30, 2015, there were no options outstanding to purchase shares of common stock that had an anti-dilutive effect on the computation of diluted earnings per share.

NOTE I: INCOME TAXES

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which the Company operates generally provide for a deficiency assessment statute of limitation period of three years, and as a result, the Company’s tax years 2013 and forward remain open to examination in those jurisdictions.

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of September 30, 2016, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of September 30, 2016, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the nine months ended September 30, 2016 and 2015, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

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

At September 30, 2016, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$25,614	$25,614	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at September 30, 2016 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)
Long-term debt	$148,403	$148,230

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE

During the first nine months of 2016, the Company’s subsidiaries entered into installment obligations totaling approximately $52.2 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments ranging from 36 months to 60 months at a weighted average interest rate of 2.31%.

NOTE L: OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2016, the Company’s subsidiaries operated revenue equipment under various operating lease arrangements. Revenue equipment held under operating leases is not carried on our balance sheet and the respective lease payments are reflected in our consolidated statements of operations as a component of the Rent and purchased transportation category.

Rent expense related to revenue equipment under these leases were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Rent expense related to revenue equipment	$2,332	$2,666	$7,401	$7,677

Leases for revenue equipment under non-cancellable operating leases expire at various dates through 2018. Future minimum lease payments related to non-cancellable leases for revenue equipment at September 30, 2016 are:

(in thousands)
2016	$1,398
2017	5,942
2018	181
Total future minimum lease payments	$7,521

NOTE M: LITIGATION

We were a defendant in a collective-action lawsuit which was filed on August 22, 2013, in the United States District Court for the Western District of Arkansas. The plaintiffs, who are current and former drivers and who worked for the Company during the period of August 22, 2010, through the date of the filing, alleged claims for unpaid wages under the Fair Labor Standards Act and the Arkansas Minimum Wage Law. The complaint alleged that the Company failed to pay newly hired drivers minimum wage during orientation, training, and while traveling during normal business hours and that the Company failed to pay all drivers when working on assignment for more than 24 hours. The plaintiffs sought to enjoin the Company from continuing its pay practices related to the allegations. They also sought actual damages, liquidated damages equal to accrual damages, court costs, and legal fees. During 2014, the Company reached a preliminary settlement with the plaintiffs in the amount of $3,950,000 and accordingly, reserved this amount, along with estimated settlement costs, in its 2014 consolidated financial statements. During the first quarter of 2015, the Company negotiated a reduction in the settlement amount to approximately $3,450,000. During the second quarter of 2016, the plaintiffs’ motion for final approval of the lawsuit was approved by the court and the settlement was paid in June 2016. During the third quarter of 2016, the Company became entitled to receive approximately $350,000 in amounts previously issued to plaintiffs who could not be located, in accordance with the settlement agreement. The loss under this claim was not covered by existing insurance policies.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

Certain information included in this Quarterly Report on Form 10-Q constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to expected future financial and operating results or events, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, excess capacity in the trucking industry; surplus inventories; recessionary economic cycles and downturns in customers’ business cycles; increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, license and registration fees; the resale value of the Company’s used equipment and the price of new equipment; increases in compensation for and difficulty in attracting and retaining qualified drivers and owner-operators; increases in insurance premiums and deductible amounts relating to accident, cargo, workers' compensation, health, and other claims; unanticipated increases in the number or amount of claims for which the Company is self-insured; inability of the Company to continue to secure acceptable financing arrangements; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors including reductions in rates resulting from competitive bidding; the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations; a significant reduction in or termination of the Company's trucking service by a key customer; and other factors, including risk factors, included from time to time in filings made by the Company with the Securities and Exchange Commission (“SEC”). The Company undertakes no obligation to update or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the fiscal year ended December 31, 2015.

BUSINESS OVERVIEW

The Company’s administrative headquarters are in Tontitown, Arkansas. From this location we manage operations conducted through wholly-owned subsidiaries based in various locations around the United States and in Mexico and Canada. The operations of these subsidiaries can generally be classified into either truckload services or brokerage and logistics services. Truckload services include those transportation services in which we utilize company owned trucks or owner-operator owned trucks. Brokerage and logistics services consist of services such as transportation scheduling, routing, mode selection, transloading and other value added services related to the transportation of freight which may or may not involve the usage of company owned or owner-operator owned equipment. Both our truckload operations and our brokerage/logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this report. All of the Company’s operations are in the motor carrier segment.

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 88.9% and 87.1% of total revenues, excluding fuel surcharges for the three months ended September 30, 2016 and 2015, respectively. Truckload services revenues, excluding fuel surcharges, represented 88.1% and 87.4% of total revenues, excluding fuel surcharges for the nine months ended September 30, 2016 and 2015, respectively. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefits costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations, we use revenue, before fuel surcharge (and fuel expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended September 30, 2016 and 2015, approximately $13.5 million and $15.0 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the nine months ended September 30, 2016 and 2015, approximately $36.0 million and $48.8 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are reported net of fuel surcharges.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(percentages)
Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	32.4	32.6	32.2	33.6
Operating supplies and expenses	9.0	8.6	10.0	8.8
Rent and purchased transportation	35.3	30.0	34.1	28.6
Depreciation	11.9	10.5	11.4	10.2
Insurance and claims	4.2	4.8	4.8	4.8
Other	2.2	2.7	2.3	2.9
Gain on sale or disposal of property	(1.1)	(1.7)	(1.6)	(2.0)
Total operating expenses	93.9	87.5	93.2	86.9
Operating income	6.1	12.5	6.8	13.1
Non-operating income (expense)	1.3	(0.1)	0.5	0.2
Interest expense	(1.0)	(0.9)	(1.0)	(0.8)
Income before income taxes	6.4	11.5	6.3	12.5

THREE MONTHS ENDED SEPTEMBER 30, 2016 VS. THREE MONTHS ENDED SEPTEMBER 30, 2015

During the third quarter of 2016, truckload services revenue, before fuel surcharges, increased 6.3% to $85.3 million as compared to $80.2 million during the third quarter of 2015. The increase was primarily related to an increase in the number of miles traveled which was due to an increase in both the number of trucks operating in the fleet and equipment utilization. This increase was partially offset by a decrease in the average rate charged to customers for our services. The average number of trucks operating in the fleet increased from 1,832 trucks during the third quarter of 2015 to 1,882 trucks during the third quarter of 2016 while the average miles traveled per truck each workday increased from 480 miles during the third quarter of 2015 to 505 miles during the third quarter of 2016. The increases in truck count and average daily utilization resulted in an increase in the total number of miles traveled from 56.3 million miles during the third quarter of 2015 to 60.8 million miles during the third quarter of 2016. The average rate charged to customers per total mile during the third quarter of 2016 decreased $0.03 as compared to the average rate charged during the third quarter of 2015.

Salaries, wages and benefits decreased from 32.6% of revenues, before fuel surcharges, in the third quarter of 2015 to 32.4% of revenues, before fuel surcharges, during the third quarter of 2016. The percentage-based decrease is primarily a result of the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, maintenance wages, operations wages, and payroll taxes with an increase in revenues for the periods compared. On a dollar basis, Salaries, wages and benefits increased from $26.1 million during the third quarter 2015 to $27.6 million during the third quarter of 2016. The increase relates primarily to an increase in group health insurance claims expensed under the Company’s self-insured health plan and an increase in workers’ compensation costs during the third quarter of 2016 as compared to the third quarter of 2015.

Operating supplies and expenses increased from 8.6% of revenues, before fuel surcharges, during the third quarter of 2015 to 9.0% of revenues, before fuel surcharges, during the third quarter of 2016. The increase relates primarily to an increase in amounts paid for driver recruiting and training. The Company recruits a significant portion of its drivers from third-party driver training schools and pays a fee for each driver employed by the Company at the end of the training period. Throughout 2015, and continuing into 2016, the per-driver fee charged by the Company’s largest provider of recruits increased periodically in accordance with an agreed upon fee schedule arrangement. The scheduled fee increases, along with an increase in the count of drivers recruited and other associated recruiting costs, resulted in an increase of $1.0 million in recruiting costs during the third quarter of 2016 as compared to the third quarter of 2015.

Rent and purchased transportation increased from 30.0% of revenues, before fuel surcharges, during the third quarter of 2015 to 35.3% of revenues, before fuel surcharges, during the third quarter of 2016. The increase was primarily due to an increase in driver lease expense as the average number of owner-operators under contract increased from 422 during the third quarter of 2015 to 567 during the third quarter of 2016. The increase in costs in this category, as they relate to the increase in owner-operators, are partially offset by a decrease in other cost categories, such as repairs and fuel, which are generally borne by the owner-operator.

Depreciation increased from 10.5% of revenues, before fuel surcharges, during the third quarter of 2015 to 11.9% of revenues, before fuel surcharges, during the third quarter of 2016. The increase relates primarily to an increase in the size of the Company’s owned equipment fleet, an increase in equipment costs, and to a change in the estimated residual values of certain equipment. Since the end of third quarter of 2015, the company-owned truck and trailer fleets have increased by 122 units and 289 units, respectively, including company-owned trucks being leased by owner-operators. The Company uses a three-year and seven-year equipment replacement cycle for trucks and trailers, respectively, and the cost of new trucks and trailers have increased significantly over the previous three-year and seven-year periods. Depreciating higher cost equipment over the same length of time will result in an increase in depreciation expense during the respective period. During the third quarter of 2016, the Company reduced the expected residual values of certain groups of trucks due to a prolonged depressed used truck market. The reduction in expected residual values resulted in additional depreciation expense of approximately $0.5 million during the third quarter of 2016.

Insurance and claims decreased from 4.8% of revenues, before fuel surcharges, during the third quarter of 2015 to 4.2% of revenues, before fuel surcharges, during the third quarter of 2016. The decrease relates primarily to amounts which are due back to the Company in relation to a lawsuit which claimed the Company was in violation of minimum wage laws. This lawsuit is discussed in the section “Legal Proceedings” in Part II, Item 1, of this Report.

Other expenses decreased from 2.7% of revenues, before fuel surcharges, during the third quarter of 2015 to 2.2% of revenues, before fuel surcharges, during the third quarter of 2016. The decrease relates primarily to a decrease in amounts expensed for professional services.

Gains on sale or disposal of property decreased from 1.7% during the third quarter of 2015 to 1.1% during the third quarter of 2016. The decrease relates primarily to fewer trucks being sold during the third quarter of 2016 as compared to the third quarter of 2015 as a result of a less favorable used equipment market.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 87.5% for the third quarter of 2015 to 93.9% for the third quarter of 2016.

NINE MONTHS ENDED SEPTEMBER 30, 2016 VS. NINE MONTHS ENDED SEPTEMBER 30, 2015

For the nine months ended September 30, 2016, truckload services revenue, before fuel surcharges, increased 9.5% to $254.3 million as compared to $232.3 million for the nine months ended September 30, 2015. The increase was primarily related to an increase in the number of miles traveled due to an increase in both the number of trucks operating in the fleet and an increase in equipment utilization. The average number of trucks operating in the fleet increased from 1,813 trucks during the first nine months of 2015 to 1,896 trucks during the first nine months of 2016, while the average miles traveled per truck each work day increased from 473 miles during the first nine months of 2015 to 491 miles during the first nine months of 2016. The increase in truck count combined with the increase in average daily utilization resulted in an increase in the total number of miles traveled from 163.7 million miles during the first nine months of 2015 to 178.8 million miles traveled during the first nine months of 2016.

Salaries, wages and benefits decreased from 33.6% of revenues, before fuel surcharges, during the nine months of 2015 to 32.2% of revenues, before fuel surcharges, during the nine months of 2016. The percentage-based decrease was primarily a result of the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, maintenance wages, operations wages, and payroll taxes with an increase in revenues for the periods compared. On a dollar basis, Salaries, wages and benefits increased from $78.0 million during the first nine months of 2015 to $82.0 million during the first nine months of 2016. The increase relates primarily to an increase in group health insurance claims expensed under the Company’s self-insured health plan during the first nine months of 2016 as compared to the first nine months of 2015. To a lesser extent, the increase was the result of an increase in wages paid to non-driver employees during the first nine months of 2016 as compared to the first nine months of 2015. This increase was partially offset by a decrease in company driver wages paid during the first nine months of 2016 as compared to company driver wages paid during the first nine months of 2015. Our driver pool consists of both company drivers and third-party owner-operator drivers. Company drivers are employees of the Company and perform services in company-owned equipment while owner-operator drivers provide services, under contract, using their own equipment or equipment leased from the Company. While each group is generally compensated on a per-mile basis, owner-operator payments are classified in the Company’s financial statements under Rent and purchased transportation. The decrease in company driver wages primarily resulted from a decrease in the proportion of total miles driven by company drivers during the first nine months of 2016 in comparison to the proportion of total miles driven by company drivers during the first nine months of 2015. This proportional decrease was the result of an increase in the average number of owner-operators under contract from 395 during the first nine months of 2015 to 546 during the first nine months of 2016.

Operating supplies and expenses increased from 8.8% of revenues, before fuel surcharges, during the first nine months of 2015 to 10.0% of revenues, before fuel surcharges, during the first nine months of 2016. The increase relates primarily to an increase in amounts paid for driver recruiting and training. The Company recruits a significant portion of its drivers from third-party driver training schools and pays a fee for each driver employed by the Company at the end of the training period. Throughout 2015, and continuing into 2016, the per-driver fee charged by the Company’s largest provider of recruits increased periodically in accordance with an agreed upon fee schedule arrangement. The scheduled fee increases, along with an increase in the count of drivers recruited and other associated recruiting costs, resulted in an increase of $3.6 million in recruiting costs during the first nine months of 2016 as compared to the first nine months of 2015.

Rent and purchased transportation increased from 28.6% of revenues, before fuel surcharges, during the first nine months of 2015 to 34.1% of revenues, before fuel surcharges, during the first nine months of 2016. The increase was primarily due to an increase in driver lease expense as the average number of owner-operators under contract increased from 395 during the first nine months of 2015 to 546 during the first nine months of 2016. The increase in costs in this category, as they relate to the increase in owner-operators, are partially offset by a decrease in other cost categories, such as repairs and fuel, which are generally borne by the owner-operator.

Depreciation increased from 10.2% of revenues, before fuel surcharges, during the first nine months of 2015 to 11.4% of revenues, before fuel surcharges, during the first nine months of 2016. The increase relates primarily to an increase in the size of the Company’s owned equipment fleet, an increase in equipment costs, and to a change in the estimated residual values of certain equipment. Since the end of third quarter of 2015, the company-owned truck and trailer fleets have increased by 122 units and 289 units, respectively, including company-owned trucks being leased by owner-operators. The Company uses a three-year and seven-year equipment replacement cycle for trucks and trailers, respectively, and the cost of new trucks and trailers have increased significantly over the previous three-year and seven-year periods. Depreciating higher cost equipment over the same length of time will result in an increase in depreciation expense during the respective period. During the first nine months of 2016, the Company reduced the expected residual values of certain groups of trucks due to a prolonged depressed used truck market. The reduction in expected residual values resulted in additional depreciation expense of approximately $0.5 million during the first nine months of 2016.

Other expenses decreased from 2.9% of revenues, before fuel surcharges, during the first nine months of 2015 to 2.3% of revenues, before fuel surcharges, during the first nine months of 2016. The decrease relates primarily to a decrease in amounts expensed for professional services in relation to claims litigation, a decrease in uncollectible revenue, and a decrease in amounts expensed for building rents.

Gains on sale or disposal of property decreased from 2.0% during the first nine months of 2015 to 1.6% during the first nine months of 2016. The decrease relates primarily to fewer trucks being sold during the first nine months of 2016 as compared to the first nine months of 2015 and to a less favorable used equipment market for trucks which resulted in a decrease in gains realized on a per-truck basis.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 86.9% for the first nine months of 2015 to 93.2% for the first nine months of 2016.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(percentages)
Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	5.0	3.5	4.5	2.9
Rent and purchased transportation	93.4	94.4	92.2	94.0
Other	0.6	0.6	0.6	0.6
Total operating expenses	99.0	98.5	97.3	97.5
Operating income	1.0	1.5	2.7	2.5
Non-operating income (expense)	0.7	(0.1)	0.2	0.0
Interest expense	(0.5)	(0.4)	(0.5)	(0.3)
Income before income taxes	1.2	1.0	2.4	2.2

THREE MONTHS ENDED SEPTEMBER 30, 2016 VS. THREE MONTHS ENDED SEPTEMBER 30, 2015

During the third quarter of 2016, logistics and brokerage services revenue, before fuel surcharges, decreased 10.3% to $10.6 million as compared to $11.9 million during the third quarter of 2015. The decrease relates to a decrease in the average rates charged to our customers and to a decrease in the number of brokered loads during the third quarter of 2016 as compared to the third quarter of 2015.

Salaries, wages and benefits increased from 3.5% of revenues, before fuel surcharges, in the third quarter of 2015 to 5.0% of revenues, before fuel surcharges, during the third quarter of 2016. The increase relates to an increase in wages paid to employees assigned to the logistics and brokerage division during the third quarter of 2016 as compared to the third quarter of 2015 and to a lesser extent, to an increase in the number of employees assigned to the logistics and brokerage services division.

Rents and purchased transportation decreased from 94.4% of revenues, before fuel surcharges, during the third quarter of 2015 to 93.4% of revenues, before fuel surcharges, during the third quarter of 2016. The decrease relates to a decrease in the negotiated amounts paid to third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 98.5% for the third quarter of 2015 to 99.0% for the third quarter of 2016.

NINE MONTHS ENDED SEPTEMBER 30, 2016 VS. NINE MONTHS ENDED SEPTEMBER 30, 2015

During the first nine months of 2016, logistics and brokerage services revenue, before fuel surcharges, increased 2.0% to $34.2 million as compared to $33.6 million during the first nine months of 2015. The increase relates to an increase in the number of brokered loads during the first nine months of 2016 as compared to the first nine months of 2015.

Salaries, wages and benefits increased from 2.9% of revenues, before fuel surcharges, during the first nine months of 2015 to 4.5% of revenues, before fuel surcharges, during the first nine months of 2016. The increase relates to an increase in wages paid to employees assigned to the logistics and brokerage division during the first nine months of 2016 as compared to the first nine months of 2015 and to a lesser extent, to an increase in the number of employees assigned to the logistics and brokerage services division.

Rents and purchased transportation decreased from 94.0% of revenues, before fuel surcharges, during the first nine months of 2015 to 92.2% of revenues, before fuel surcharges during the first nine months of 2016. The decrease relates to a decrease in negotiated amounts paid to third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 97.5% for the first nine months of 2015 to 97.3% for the first nine months of 2016.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED SEPTEMBER 30, 2016 VS. THREE MONTHS ENDED SEPTEMBER 30, 2015

Net income for all divisions was approximately $3.5 million, or 3.6% of revenues, before fuel surcharges for the third quarter of 2016 as compared to a net income of $5.8 million, or 6.3% of revenues, before fuel surcharges for the third quarter of 2015. The decrease in net income resulted in diluted earnings per share of $0.53 for the third quarter of 2016 as compared to diluted earnings per share of $0.80 for the third quarter of 2015.

NINE MONTHS ENDED SEPTEMBER 30, 2016 VS. NINE MONTHS ENDED SEPTEMBER 30, 2015

Net income for all divisions was approximately $10.4 million, or 3.6% of revenues, before fuel surcharges for the first nine months of 2016 as compared to net income of $18.2 million, or 6.9% of revenues, before fuel surcharges for the first nine months of 2015. The decrease in net income resulted in diluted earnings per share of $1.54 for the first nine months of 2016 as compared to diluted earnings per share of $2.46 for the first nine months of 2015.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our lines of credit, installment notes, and investment margin account.

During the first nine months of 2016, we generated $42.2 million in cash from operating activities. Investing activities used $36.2 million in cash in the first nine months of 2016. Financing activities used $6.0 million in cash in the first nine months of 2016.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first nine months of 2016, we utilized cash on hand, installment notes, and our lines of credit to finance purchases of revenue equipment and other assets of approximately $55.9 million.

Occasionally, we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 60 months. During the first nine months of 2016, the Company’s subsidiary, P.A.M. Transport, Inc., entered into installment obligations totaling approximately $52.2 million for the purpose of purchasing revenue equipment. These obligations are payable in either 36 monthly installments or 60 monthly installments at interest rates ranging from 1.99% to 2.55%.

During the remainder of 2016, we expect to purchase approximately 143 new trucks and 406 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $18.4 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future.

During the first nine months of 2016, we maintained a $40.0 million revolving line of credit. Amounts outstanding under the line of credit bear interest at LIBOR (determined as of the first day of each month) plus 1.50% (2.02% at September 30, 2016), are secured by our accounts receivable and mature on June 1, 2018. At September 30, 2016 outstanding advances on the line of credit were approximately $7.7 million, including $0.8 million in letters of credit, with availability to borrow $32.3 million.

Trade accounts receivable increased from $49.3 million at December 31, 2015 to $58.0 million at September 30, 2016. The increase relates to a general increase in freight revenues, which flows through the accounts receivable account, during the third quarter of 2016 as compared to the last quarter of 2015.

Accounts receivable-other increased from $5.9 million at December 31, 2015 to $12.7 million at September 30, 2016. The increase relates primarily to an increase in amounts receivable from the Company’s third-party qualified intermediary. The Company contracts with a third-party qualified intermediary in order to accomplish tax-deferred, like-kind exchanges related to its revenue equipment. Under the program, dispositions of eligible trucks or trailers and acquisitions of replacement trucks or trailers are made in a form whereby any associated tax gains related to the disposal are deferred. To qualify for like-kind exchange treatment, we exchange, through our qualified intermediary, eligible trucks or trailers being disposed with trucks or trailers being acquired. Amounts held by the Company’s third-party qualified intermediary are dependent on the timing and extent of the Company’s revenue equipment sales and/or purchase activities, which can fluctuate significantly from period-to-period. The increase also relates to amounts receivable from a vendor as part of our tire program and will be collected throughout the remainder of 2016. To a lesser extent, the increase also relates to an increase in amounts advanced to our drivers and third party brokers as of September 30, 2016 compared to December 31, 2015.

Marketable equity securities increased from $24.6 million at December 31, 2015 to $25.6 million at September 30, 2016. The $1.0 million increase was related to a net increase in market value of approximately $1.4 million, purchases of equity securities with a cost basis of approximately $0.9 million, reduced by sales of marketable equity securities with a combined cost basis of approximately $0.5 million, other than temporary write downs of approximately $0.7 million, and returns of capital of approximately $0.1 million during the first nine months of 2016.

Income taxes refundable decreased from $2.9 million at December 31, 2015 to $0.6 million at September 30, 2016 as a result of receiving an income tax refund of approximately $2.4 million during the first quarter of 2016.

Revenue equipment, at September 30, 2016, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units and auxiliary power units, increased approximately $4.2 million as compared to December 31, 2015. The increase relates to the purchase of new trucks and trailers in a greater quantity than the quantity of trucks and trailers disposed. The increase is also reflective of the higher purchase price of new trucks and trailers compared to the trucks and trailers which are being replaced and sold.

Accounts payable increased from $17.8 million at December 31, 2015 to $25.7 million at September 30, 2016. The $7.9 million increase was primarily related to an increase of approximately $8.1 million in the amount of bank drafts outstanding in excess of bank balance which had been reclassified as accounts payable at September 30, 2016 as compared to December 31, 2015.

Accrued expenses and other liabilities decreased from $27.1 million at December 31, 2015 to $23.7 million at September 30, 2016. The decrease was primarily related to the payment of approximately $3.5 million for a lawsuit which claimed that the Company was in violation of minimum wage laws with regard to certain activities performed by employee drivers (see Note M to our condensed consolidated financial statements). Also contributing to the decrease was a decrease of approximately $1.3 million of margin account borrowings. The decrease was partially offset by an increase of approximately $1.4 million in amounts accrued at the end of the period which were payable to third-party owner-operator drivers. These payables can vary significantly throughout the year depending on the timing of the actual date of payment in relation to the last day of the reporting period.

Long-term debt and current maturities of long term-debt are reviewed on an aggregate basis as the classification of amounts in each category are typically affected merely by the passage of time. Long-term debt and current maturities of long-term debt, on an aggregate basis, increased from $139.2 million at December 31, 2015 to $155.3 million at September 30, 2016. The increase was primarily related to the net effect of additional borrowings made during the first nine months of 2016, reduced by installment note payments made during the first nine months of 2016.

Treasury stock increased from $101.8 million at December 31, 2015 to $122.5 million at September 30, 2016. The increase relates primarily to the payment of approximately $17.7 million for shares of our common stock purchased under a tender offer completed during the second quarter of 2016, including fees and expenses related to the offer and to common stock purchases of approximately $3.0 million under the Company’s stock repurchase program also made during the first nine months of 2016.

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

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities increased to $25.6 million at September 30, 2016 from $24.6 million at December 31, 2015. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $2.6 million. For additional information with respect to the marketable equity securities, see Note C to our condensed consolidated financial statements.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We were a defendant in a collective-action lawsuit which was filed on August 22, 2013, in the United States District Court for the Western District of Arkansas. The plaintiffs, who are current and former drivers and who worked for the Company during the period of August 22, 2010, through the date of the filing, alleged claims for unpaid wages under the Fair Labor Standards Act and the Arkansas Minimum Wage Law. The complaint alleged that the Company failed to pay newly hired drivers minimum wage during orientation, training, and while traveling during normal business hours and that the Company failed to pay all drivers when working on assignment for more than 24 hours. The plaintiffs sought to enjoin the Company from continuing its pay practices related to the allegations. They also sought actual damages, liquidated damages equal to accrual damages, court costs, and legal fees. During 2014, the Company reached a preliminary settlement with the plaintiffs in the amount of $3,950,000 and accordingly reserved this amount, along with estimated settlement costs, in its 2014 consolidated financial statements. During the first quarter of 2015, the Company negotiated a reduction in the settlement amount to approximately $3,450,000. During the second quarter of 2016, the plaintiffs’ motion for final approval of the lawsuit was approved by the court and the settlement was paid in June 2016. During the third quarter of 2016, the Company became entitled to receive approximately $350,000 in amounts previously issued to plaintiffs who could not be located, in accordance with the settlement agreement. The loss under this claim was not covered by existing insurance policies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s stock repurchase program has been extended and expanded several times, most recently in May 2014, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. Since the reauthorization, the Company has repurchased 214,291 shares of its common stock under this repurchase program.

On February 18, 2016, the Company commenced a tender offer to repurchase up to 325,000 shares of the Company’s outstanding common stock at a price of up to $30.00 per share. On March 18, 2016, the Company extended the offer and increased the offer from 325,000 shares to 425,000 shares and the offer price from up to $30.00 per share to an offer price of up to $34.00 per share. Following the expiration of the tender offer on April 5, 2016, the Company accepted 567,413 shares of its common stock for purchase at $31.00 per share, including 142,413 oversubscribed shares tendered, at an aggregate purchase price of approximately $17.6 million, excluding fees and expenses related to the offer. The Company funded the purchase of the accepted shares tendered with available cash and accounted for the repurchase of these shares as treasury stock on the Company’s condensed consolidated balance sheet as of September 30, 2016.

The following table summarizes the Company’s common stock repurchases during the third quarter of 2016 made pursuant to the stock repurchase program. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser”.

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1-31, 2016	-	$-	-	328,501
August 1-31, 2016	21,781	19.12	21,781	306,720
September 1-30, 2016	21,011	19.76	21,011	285,709
Total	42,792	$19.43	42,792

(1)	The Company’s stock repurchase program does not have an expiration date.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002.)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 11, 2007.)
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

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: November 2, 2016	By: /s/ Daniel H. Cushman
Daniel H. Cushman
President and Chief Executive Officer
(principal executive officer)

Dated: November 2, 2016	By: /s/ Allen W. West
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