Form 10-K
period 2016-12-31
PAM TRANSPORTATION SERVICES INC
filed 2017-03-14
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2016

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant computed by reference to the average of the closing bid and ask prices of the common stock as of the last business day of the registrant's most recently completed second quarter was $39,775,800. Solely for the purposes of this response, the registrant has assumed, without admitting for any purpose, that all executive officers and directors of the registrant, and no other persons, are the affiliates of the registrant at that date.

The number of shares outstanding of the registrant’s common stock, as of February 23, 2017: 6,400,803 shares of $.01 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 26, 2017, are incorporated by reference in answer to Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2016.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements, including statements about our operating and growth strategies, our expected financial position and operating results, industry trends, our capital expenditure and financing plans and similar matters. Such forward-looking statements are found throughout this Report, including under Item 1, Business, Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk. In those and other portions of this Report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “project”, “could”, “should”, “would” and similar expressions, as they relate to us, our management, and our industry are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk.”

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

P.A.M. TRANSPORTATION SERVICES, INC.

FORM 10-K

For the fiscal year ended December 31, 2016

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

P.A.M. Transportation Services, Inc. is a holding company incorporated under the laws of the State of Delaware in June 1986. We conduct operations principally through the following wholly owned subsidiaries: P.A.M. Transport, Inc., T.T.X., LLC, P.A.M. Cartage Carriers, LLC, Overdrive Leasing, LLC, P.A.M. Logistics Services, Inc., Choctaw Express, LLC, Choctaw Brokerage, Inc., Transcend Logistics, Inc., Decker Transport Co., LLC, East Coast Transport and Logistics, LLC, S & L Logistics, Inc., and P.A.M. International, Inc. Our operating authorities are held by P.A.M. Transport, Inc., P.A.M. Cartage Carriers, LLC, Choctaw Express, LLC, Choctaw Brokerage, Inc., T.T.X., LLC, Decker Transport Co., LLC, and East Coast Transport and Logistics, LLC. Effective on January 1, 2010, the operations of most of the Company’s operating subsidiaries were consolidated under the P.A.M. Transport, Inc. name in an effort to more clearly reflect the Company’s scope and available service offerings.

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

Operations

Our operations can generally be classified into truckload services or brokerage and logistics services. Truckload services include those transportation services in which we utilize company owned trucks or independent contractor owned trucks for the pickup and delivery of freight. The brokerage and logistics services consists of services such as transportation scheduling, routing, mode selection, transloading and other value added services related to the transportation of freight which may or may not involve the use of company-owned or independent contractor-owned equipment. Both our truckload operations and our brokerage and logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. Truckload services operating revenues, before fuel surcharges represented 88.4%, 87.6% and 92.5% of total operating revenues for the years ended December 31, 2016, 2015 and 2014, respectively. The remaining operating revenues, before fuel surcharge for the same periods were generated by brokerage and logistics services, representing 11.6%, 12.4%, and 7.5%, respectively.

Approximately 58% of the Company's revenues are derived from domestic shipments while approximately 42% of our revenues are derived from freight originating from or destined to locations in Mexico or Canada.

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

Many of our customers depend on us to deliver shipments on a time-definite basis, meaning that parts or raw materials are scheduled for delivery as they are needed on a manufacturer’s production line. The need for this service is a product of modern manufacturing and assembly methods that are designed to decrease inventory levels and handling costs. Such requirements place a premium on our delivery performance and reliability.

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

Industry

According to the American Trucking Association’s “American Trucking Trends 2016” report, the trucking industry transported approximately 70.1% of the total volume of freight transported in the United States during 2015, which equates to 10.5 billion tons and approximately $726 billion in revenue. The truckload industry is highly fragmented and is impacted by several economic and business factors, many of which are beyond the control of individual carriers. The state of the economy, coupled with equipment capacity levels, can impact freight rates. Volatility of various operating expenses, such as fuel and insurance, make the predictability of profit levels uncertain. Availability, attraction, retention and compensation of drivers also affect operating costs, as well as equipment utilization. In addition, the capital requirements for equipment, coupled with potential uncertainty of used equipment values, impact the ability of many carriers to expand their operations. The current operating environment is characterized by the following:

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

Our five largest customers, for which we provide carrier services covering a number of geographic locations, accounted for approximately 43%, 44% and 48% of our total revenues in 2016, 2015 and 2014, respectively. General Motors Company accounted for approximately 18%, 15% and 20% of our revenues in 2016, 2015, and 2014, respectively. Ford Motor Company accounted for approximately 10%, 11%, and 6% of our revenues in 2016, 2015, and 2014, respectively. Chrysler, accounted for approximately 9%, 11% and 14% of our revenues in 2016, 2015, and 2014, respectively.

We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. Approximately 45%, 47% and 48% of our revenues were derived from transportation services provided to the automobile industry during 2016, 2015 and 2014, respectively.

Revenue Equipment

At December 31, 2016, our truck fleet consisted of 1,855 trucks, which included 357 trucks leased under operating leases and 578 independent contractor trucks. At December 31, 2016, our trailer fleet consisted of 5,699 trailers, which included 232 trailers leased under operating leases. Our company-owned trucks and leased trucks are late model, well-maintained, premium trucks, which we believe help to attract and retain drivers, maximize fuel efficiency, promote safe operations, minimize maintenance and repair costs, and improve customer service by minimizing service interruptions caused by breakdowns. The average age of our trucks and trailers as of December 31, 2016 was 1.49 years and 2.71 years respectively. We evaluate our equipment purchasing decisions based on factors such as initial cost, useful life, warranty terms, expected maintenance costs, fuel economy, driver comfort, customer needs, manufacturer support, and resale value.

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

Technology

We have installed Qualcomm display units in all of our trucks. The Qualcomm system is a satellite-based global positioning and communications system that allows fleet managers to communicate directly with drivers. Drivers can provide location, status, and updates directly to our computer system which increases productivity and convenience. This system provides us with accurate estimated time of arrival information, which optimizes load selection and service levels to our customers.

Our information systems manage the data provided by the Qualcomm devices to provide us with real-time information regarding the location, status, and load assignment of our trucks, which permits us to better meet delivery schedules, respond to customer inquiries, and match equipment with the next available load. Our system also provides real-time information electronically to our customers regarding the status of freight shipments and anticipated arrival times. This system provides our customers flexibility and convenience by extending supply chain visibility through electronic data interchange, the Internet, and e-mail.

Maintenance

We have a strictly-enforced, comprehensive preventive maintenance program for our trucks and trailers. Inspections and various levels of preventive maintenance are performed at set intervals on both trucks and trailers. A maintenance and safety inspection is performed on all vehicles each time they return to a terminal.

Our trucks carry full warranty coverage for at least three years or 375,000 miles. Extended truck warranties can be negotiated with the truck manufacturer and manufacturers of major components, such as engine, transmission, and differential manufacturers, for up to four years or 500,000 miles. Our trailers carry full warranties by the manufacturer for up to five years with certain components covered for up to ten years.

Employees

At December 31, 2016, we employed 2,463 persons, of whom 1,802 were drivers, 177 were employed in maintenance, 254 were employed in operations, 47 were employed in marketing, 116 were employed in safety and personnel, and 67 were employed in general administration and accounting. None of our employees are represented by a collective bargaining unit, and we believe that our employee relations are good.

Drivers

At December 31, 2016, we utilized 1,802 company drivers in our operations. We also had 753 independent contractors under contract who were compensated on a per mile basis. Our drivers are compensated on the basis of miles driven, loading and unloading, extra stops, and layovers in transit. Drivers can earn bonuses by recruiting other qualified drivers who become employed by us, and both cash and non-cash prizes are awarded for achieving certain miles-per-gallon goals. All of our drivers are recruited, screened, and drug tested and participate in our driver training program. Our driver training program stresses the importance of safety and reliable, on-time delivery. Drivers are required to report to their driver managers daily and at the earliest possible moment when any condition occurs en route that might delay their scheduled delivery time.

We contract with independent contractors to supply one or more trucks and drivers for our use. Independent contractors must pay their own truck expenses, fuel, maintenance, insurance, and driver costs. They must meet and operate within our guidelines with respect to safety. We have a lease-purchase program whereby we offer independent contractors the opportunity to lease a truck, with the option to purchase the truck at the end of the lease term. We believe our lease-purchase program has contributed to our ability to attract and retain independent contractors. At December 31, 2016, approximately 220 independent contractors were leasing 257 trucks in this program.

In addition to strict application screening and drug testing, before being permitted to operate a vehicle, our drivers must undergo classroom instruction on our policies and procedures, safety techniques as taught by the Smith System of Defensive Driving, and the proper operation of equipment, and must pass both written and road tests. Instruction in defensive driving and safety techniques continues after hiring, with seminars at several of our terminals. At December 31, 2016, we employed 99 persons on a full-time basis in our driver recruiting, training and safety instruction programs.

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

In December 2014 the Consolidated and Further Continuing Appropriations Act of 2015 suspended enforcement of the requirements for use of the 34 hour restart that became effective in July 2013 and replaced them with the previous restart rules that were in effect on June 30, 2013 pending the completion of the Commercial Vehicle Driver Restart Study which is designed to measure and compare the fatigue and safety performance of truck drivers using the two different versions of the HOS restart provisions. As of December 31, 2016, the study was still in progress.

In July 2012 Congress passed legislation renewing the mandate for electronic logging devices and designated authority to the FMCSA to propose a new rule. In December 2015 the FMCSA amended the Federal Motor Carrier Safety Regulations to establish minimum performance and design standards for HOS electronic logging devices (“ELDs”); requirements for the mandatory use of these devices by drivers currently required to prepare HOS records of duty status; requirements concerning HOS supporting documents; and measures to address concerns about harassment resulting from the mandatory use of ELDs. This ruling affects nearly all carriers, including us, and requires ELDs be installed prior to December 2017. Since our trucks are currently ELD equipped, we do not foresee a negative impact to our profitability as a result of this new rule; however, we believe that more effective enforcement of HOS rules on smaller carriers may present challenges for them and may improve our competitive position.

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

The Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration (“NHTSA”) jointly developed new standards for various vehicles, including heavy duty trucks, that were adopted in August 2011 and cover model years 2014 through 2018. The standard adopted for heavy duty trucks is intended to achieve a reduction in CO2 and fuel consumption ranging from 7% to 20% by model year 2017. The EPA and NHTSA are expected to publish additional standards to further reduce greenhouse gas (“GHG”) emissions beyond model year 2018 vehicles. In addition, the state of California has adopted its own fuel efficiency regulations that include the use of special aerodynamic equipment for trucks and 53 foot trailers traveling through the state. Compliance with these federal and state requirements has increased the cost of our equipment and may further increase the cost of replacement equipment in the future.

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

A significant portion of our revenue is generated from our major customers. For 2016, our top five customers, based on revenue, accounted for approximately 43% of our revenue, and our three largest customers, General Motors Company, Chrysler, and Ford Motor Company, accounted for approximately 18%, 10%, and 9% of our revenue, respectively. We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. As a result, the concentration of our business within the automobile industry is greater than the concentration in a single customer. Approximately 45% of our revenues for 2016 were derived from transportation services provided to the automobile industry.

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

The EPA and the NHTSA jointly developed standards for various vehicles, including heavy duty trucks, that were adopted in August 2011 and cover model years 2014 through 2018. These standards are designed to reduce GHG emissions and improve fuel economy for heavy duty trucks. In August 2016, the EPA and NHTSA finalized the second phase of these standards which will further reduce GHG emissions and fuel consumption for heavy duty trucks through model year 2027. Compliance with these federal and state requirements has increased the cost of our equipment and may further increase the cost of replacement equipment in the future.

The Regulation section in Item 1 of Part I of this Annual Report on Form 10-K discusses several proposed and final regulations that could materially impact our business and operations.

We are subject to certain risks arising from doing business in Mexico.

As we continue to grow our business in Mexico, we are subject to greater risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of Mexico, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and U.S. export and import laws, and social, political, and economic instability. We also face additional risks associated with our Mexico business, including potential restrictive trade policies and imposition of any import or export taxes, duties, fees, etc. If we are unable to address business concerns related to our international operations in a timely and cost efficient manner, our financial position, results of operations or cash flows could be adversely affected. The agreement permitting cross border movements for both United States and Mexican based carriers in the United States and Mexico presents additional risks in the form of potential increased competition and the potential for increased congestion in our lanes that cross the border between countries.

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

Risks Related to Our Common Stock

The Chairman of our board of directors holds a controlling interest in the Company; therefore, the influence of our public shareholders over significant corporate actions is limited, and we are not subject to certain corporate governance standards that apply to other publicly traded companies.

Matthew T. Moroun, the Chairman of our Board of Directors, and a trust of which Mr. Moroun is a co-trustee together own approximately 60.9% of our outstanding common stock. As a result, Mr. Moroun has the power to:

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

Mr. Moroun may continue to retain control of the Company for the foreseeable future and may decide not to enter into a transaction in which shareholders would receive consideration for our common stock that is much higher than the then-current market price of our common stock. In addition, Mr. Moroun could elect to sell a controlling interest in us to a third-party and our other shareholders may not be able to participate in such transaction or, if they are able to participate in such a transaction, such shareholders may receive less than the then-current fair market value of their shares. Any decision regarding ownership of us that Mr. Moroun may make at some future time will be in his absolute discretion, subject to applicable laws and fiduciary duties.

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

Our subsidiaries lease facilities in Indianapolis, Indiana; Romulus, Michigan; Tahlequah, Oklahoma; and Monterrey, Mexico. Our terminal facilities in North Little Rock, Arkansas; North Jackson, Ohio; Willard, Ohio; and Irving and Laredo, Texas are owned. The leased facilities are leased primarily on contractual terms typically ranging from one to five years. As of December 31, 2016, the following table provides a summary of the ownership and types of activities conducted at each location:

Location	Own/ Lease	Dispatch Office	Maintenance Facility	Safety Training
Tontitown, Arkansas	Own	Yes	Yes	Yes
North Little Rock, Arkansas	Own	No	Yes	Yes
Indianapolis, Indiana	Lease	No	Yes	No
Romulus, Michigan	Lease	No	Yes	No
North Jackson, Ohio	Own	Yes	Yes	Yes
Willard, Ohio	Own	Yes	Yes	No
Tahlequah, Oklahoma	Lease	No	No	No
Irving, Texas	Own	Yes	Yes	Yes
Laredo, Texas	Own	Yes	Yes	Yes
Monterrey, Mexico	Lease	No	No	No

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

We are a defendant in a collective-action lawsuit which was re-filed on December 9, 2016, in the United States District Court for the Western District of Arkansas. The plaintiffs, who are former drivers who worked for the Company during the period of December 6, 2013, through the date of the filing, allege violations under the Fair Labor Standards Act and the Arkansas Minimum Wage Law. The plaintiffs, through their attorneys, have filed causes of action alleging “Failure to pay minimum wage during orientation, failure to pay minimum wage to team drivers after initial orientation, failure to pay minimum wage to solo-drivers after initial orientation, failure to pay for compensable travel time, Comdata card fees, unlawful deductions, and breach of contract.” The plaintiffs are seeking actual and liquidated damages to include court costs and legal fees. The lawsuit is currently under preliminary review. We cannot reasonably estimate, at this time, the possible loss or range of loss, if any, that may arise from this lawsuit. Management has determined that any losses under this claim will not be covered by existing insurance policies.

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

Fiscal Year Ended December 31, 2016

	High	Low
First Quarter	$32.23	$22.13
Second Quarter	30.99	14.75
Third Quarter	21.32	15.60
Fourth Quarter	28.43	18.75

Fiscal Year Ended December 31, 2015

	High	Low
First Quarter	$63.70	$49.77
Second Quarter	67.61	54.01
Third Quarter	62.16	30.33
Fourth Quarter	45.65	25.65

As of February 17, 2017, there were approximately 83 holders of record of our common stock.

Dividends

The Company paid cash dividends of $1.00 per common share during each of the months of April 2012 and December 2012. No dividends were paid during any year prior to 2012 or subsequent to 2012. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors. Currently, the Company does not intend to pay dividends in the foreseeable future.

Repurchases of Equity Securities by the Issuer

The Company’s stock repurchase program has been extended and expanded several times, most recently in May 2014, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. Following the reauthorization, the Company repurchased 33,341 shares of its common stock during the remainder of 2014 under this repurchase program. During 2015 and 2016, the Company purchased 31,263 shares and 165,837 shares of its common stock under this repurchase program, respectively. In addition, the Company repurchased 567,413 shares, 298,566 shares, and 571,865 shares during 2016, 2015, and 2014, respectively, through publicly announced Dutch auction tender offers. See “Item 8. Financial Statements and Supplementary Data, Note 7 to the Consolidated Financial Statements – Capital Stock” for additional information regarding these tender offers.

The following table summarizes the Company's common stock repurchases during the fourth quarter of 2016. No shares were purchased during the quarter other than through the repurchase program described above. All purchases were made by or on behalf of the Company and not by any “affiliated purchaser”.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1-31, 2016	8,421	$19.91	8,421	277,288
November 1-30, 2016	7,729	20.08	7,729	269,559
December 1-31, 2016	-	-	-	269,559
Total	16,150	$19.99	16,150

(1) The Company’s stock repurchase program does not have an expiration date.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for a presentation of compensation plans under which equity securities of the Company are authorized for issuance.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of the NASDAQ OMX Index for the NASDAQ Stock Market (U.S. companies) and the NASDAQ OMX Index for the NASDAQ Trucking and Transportation Stocks for the period of five years commencing December 31, 2011 and ending December 31, 2016. The graph assumes that the value of the investment in our common stock and in each index was $100 on December 31, 2011 and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG OUR COMMON STOCK,

THE NASDAQ OMX INDEX FOR THE NASDAQ STOCK MARKET (U.S. COMPANIES)

AND THE NASDAQ TRUCKING AND TRANSPORTATION STOCKS INDEX THROUGH DECEMBER 31, 2016

Item 6. Selected Financial Data.

The following selected financial and operating data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Report.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Statement of Operations Data:
Operating revenues:
Operating revenues, before fuel surcharge	$382,737	$355,403	$316,584	$313,117	$297,698
Fuel surcharge	50,115	61,647	94,353	89,696	82,935
Total operating revenues	432,852	417,050	410,937	402,813	380,633

Operating expenses:
Salaries, wages and benefits	112,235	105,943	108,371	107,037	108,866
Operating supplies and expenses	82,993	89,878	126,875	137,268	155,392
Rent and purchased transportation	158,298	134,188	90,831	85,226	54,011
Depreciation	39,114	32,346	36,296	39,088	38,298
Insurance and claims	16,632	15,315	20,274	14,586	13,744
Other	8,352	8,904	9,871	8,956	7,585
Gain on sale or disposal of property	(4,700)	(5,754)	(4,591)	(854)	(166)
Total operating expenses	412,924	380,820	387,927	391,307	377,730
Operating income	19,928	36,230	23,010	11,506	2,903
Non-operating income	1,485	1,516	2,099	1,540	3,288
Interest expense	(3,641)	(2,818)	(2,897)	(3,375)	(2,596)
Income before income taxes	17,772	34,928	22,212	9,671	3,595
Income tax expense	6,671	13,492	8,721	3,756	1,416
Net income	$11,101	$21,436	$13,491	$5,915	$2,179

Earnings per common share:
Basic	$1.68	$2.94	$1.69	$0.68	$0.25
Diluted	$1.67	$2.93	$1.68	$0.68	$0.25

Average common shares outstanding – Basic	6,627	7,288	7,990	8,662	8,700
Average common shares outstanding – Diluted (1)	6,649	7,325	8,034	8,682	8,702

Cash dividends declared per common share	$-	$-	$-	$-	$2.00

__________

(1)

Diluted income per share for 2016, 2015, 2014, 2013, and 2012 assumes the exercise of stock options to purchase an aggregate of 39,093, 44,755, 71,990, 92,496, and 2,776 shares of common stock, respectively.

	At December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Total assets	$380,066	$357,995	$324,605	$329,302	$317,669
Long-term debt, excluding current portion	124,391	99,223	52,293	70,366	78,583
Stockholders' equity	94,158	101,554	99,985	115,946	122,195

	Year Ended December 31,
	2016		2015		2014		2013		2012
Operating Data:
Operating ratio (1)	94.8%		89.8%		92.7%		96.3%		99.0%
Average number of truckloads per week	6,827		6,388		5,674		6,120		5,704
Average miles per trip	684		673		729		675		693
Total miles traveled (in thousands)	237,266		218,418		209,990		209,837		200,765
Average miles per truck	125,471		119,419		117,868		116,256		114,071
Average revenue, before fuel surcharge per truck per day	$797		$765		$700		$683		$666
Average revenue, before fuel surcharge per loaded mile	$1.53		$1.53		$1.50		$1.49		$1.49
Empty mile factor	6.8%		6.8%		6.8%		7.3%		8.7%

At end of period:
Total company-owned/leased trucks	1,855	(2)	1,860	(3)	1,761	(4)	1,837	(5)	1,800	(6)
Average age of company-owned trucks (in years)	1.49		1.32		1.58		1.52		1.63
Total company-owned/leased trailers	5,699	(7)	4,983	(8)	4,919	(9)	5,170	(10)	4,943	(11)
Average age of company-owned trailers (in years)	2.71		3.47		5.19		6.34		6.99
Number of employees and independent contract drivers	3,216		3,049		2,911		3,022		3,031

__________

(1)	Total operating expenses, net of fuel surcharge as a percentage of operating revenues, before fuel surcharge;
(2)	Includes 578 independent contractor trucks;
(3)	Includes 482 independent contractor trucks;
(4)	Includes 325 independent contractor trucks;
(5)	Includes 357 independent contractor trucks;
(6)	Includes 220 independent contractor trucks;
(7)	Includes 232 leased trailers;
(8)	Includes 80 leased trailers;
(9)	Includes 141 leased trailers;
(10)	Includes 91 leased trailers;
(11)	Includes 36 leased trailers.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 88.4%, 87.6% and 92.5% of total revenues, excluding fuel surcharges for the twelve months ended December 31, 2016, 2015 and 2014, respectively.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge (and operating supplies and expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During 2016, 2015 and 2014, approximately $50.1 million, $61.6 million and $94.4 million, respectively, of the Company's total revenue was generated from fuel surcharges. We also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Results of Operations - Truckload Services

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Operating supplies and expenses are shown net of fuel surcharges.

	Years Ended December 31,
	2016	2015	2014
Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefit	32.6	33.6	36.8
Operating supplies and expenses, net of fuel surcharge	9.7	9.1	11.1
Rent and purchased transportation	34.7	29.8	23.5
Depreciation	11.5	10.4	12.4
Insurance and claims	4.9	4.9	6.9
Other	2.4	2.8	3.3
Gain on sale or disposal of property	(1.4)	(1.9)	(1.6)
Total operating expenses	94.4	88.7	92.4
Operating income	5.6	11.3	7.6
Non-operating income	0.4	0.5	0.7
Interest expense	(1.0)	(0.9)	(1.0)
Income before income taxes	5.0%	10.9%	7.3%

2016 Compared to 2015

For the year ended December 31, 2016, truckload services revenue, before fuel surcharges, increased 8.7% to $338.3 million as compared to $311.2 million for the year ended December 31, 2015. The increase relates primarily to an increase in the number of miles traveled and an increase in equipment utilization. The number of miles traveled increased from 218.4 million miles during 2015 to 237.3 million miles during 2016 primarily as a result of an increase in the average number of trucks in service, which increased from 1,829 during 2015 to 1,891 during 2016. Also contributing to the increase in miles traveled was an increase in equipment utilization as the average number of miles traveled each work day increased from 470 miles per truck during 2015 to 494 miles per truck during 2016.

Salaries, wages and benefits decreased from 33.6% of revenues, before fuel surcharges, during 2015 to 32.6% of revenues, before fuel surcharges, during 2016. The percentage-based decrease is primarily a result of the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, maintenance wages, operations wages, and payroll taxes with an increase in revenues for the periods compared. On a dollar basis, Salaries, wages and benefits increased from $104.6 million during 2015 to $110.2 million during 2016. The increase relates primarily to an increase in group health insurance claims expensed under the Company’s self-insured health plan and an increase in workers’ compensation costs during 2016 as compared to 2015.

Operating supplies and expenses increased from 9.1% of revenues, before fuel surcharges, during 2015 to 9.7% of revenues, before fuel surcharges, during 2016. The increase relates primarily to an increase in amounts paid for driver recruiting and training. The Company recruits a significant portion of its drivers from third-party driver training schools and pays a fee for each driver employed by the Company at the end of the training period. Throughout 2015, and continuing into 2016, the per-driver fee charged by the Company’s largest provider of recruits increased periodically in accordance with an agreed upon fee schedule arrangement. The scheduled fee increases, along with an increase in the count of drivers recruited and other associated recruiting costs, resulted in an increase of $4.4 million in recruiting costs during 2016 as compared to 2015.

Rent and purchased transportation increased from 29.8% of revenues, before fuel surcharges, during 2015 to 34.7% of revenues, before fuel surcharges, during 2016. The increase relates primarily to an increase in driver lease expense as the average number of independent contractor trucks under contract increased from 414 during 2015 to 557 during 2016. The increase in costs in this category, as they relate to the increase in independent contractors, are partially offset by a decrease in other cost categories, such as repairs and fuel, which are generally borne by the independent contractor.

Depreciation increased from 10.4% of revenues, before fuel surcharges, during 2015 to 11.5% of revenues, before fuel surcharges, during 2016. The increase relates primarily to an increase in equipment costs, an increase in the size of the Company’s owned trailer fleet, and to a change in the estimated residual values of certain equipment. The Company uses a three-year and seven-year equipment replacement cycle for trucks and trailers, respectively, and the cost of new trucks and trailers have increased significantly over the previous three-year and seven-year periods. Depreciating higher cost equipment over the same length of time will result in an increase in depreciation expense during the respective period. During 2016, the company-owned trailer fleet increased by 415 trailers. Also during 2016, the Company reduced the expected residual values of certain groups of trucks due to a prolonged depressed used truck market. The reduction in expected residual values resulted in additional depreciation expense of approximately $1.3 million during 2016.

Other expenses decreased from 2.8% of revenues, before fuel surcharges, during 2015 to 2.4% of revenues, before fuel surcharges, during 2016. The decrease relates primarily to a decrease in amounts expensed for legal fees and other supplies and expenses. This decrease was partially offset by an increase for amounts expensed for uncollectible revenue.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased to 94.4% for 2016 from 88.7% for 2015.

2015 Compared to 2014

For the year ended December 31, 2015, truckload services revenue, before fuel surcharges, increased 6.3% to $311.2 million as compared to $292.7 million for the year ended December 31, 2014. The increase related primarily to an increase in the number of miles traveled, an increase in equipment utilization, and an increase in the average rate charged to customers. The number of miles traveled increased from 210.0 million miles during 2014 to 218.4 million miles during 2015 primarily as a result of an increase in the average number of trucks in service, which increased from 1,781 during 2014 to 1,829 during 2015. Also contributing to the increase in miles traveled was an increase in equipment utilization as the average number of miles traveled each work day increased from 464 miles per truck during 2014 to 470 miles per truck during 2015. The average rate charged per total mile during 2015 increased $0.03 as compared to the average rate charged during 2014.

Salaries, wages and benefits decreased from 36.8% of revenues, before fuel surcharges, during 2014 to 33.6% of revenues, before fuel surcharges, during 2015. The decrease related primarily to a decrease in company driver wages paid during 2015 as compared to company driver wages paid during 2014. Our driver pool consists of both company drivers and third-party independent contractor drivers. Company drivers are employees of the Company and perform services in company-owned equipment while independent contractors provide services, under contract, using their own equipment. While each group is generally compensated on a per-mile basis, independent contractor payments are classified in the Company’s financial statements under Rent and purchased transportation. The decrease in Salaries, wages and benefits primarily resulted from a decrease in the proportion of total miles driven by company drivers during 2015 in comparison to the proportion of total miles driven by company drivers during 2014. This proportional decrease was the result of an increase in the average number of independent contractors under contract from 339 during 2014 to 414 during 2015. Also contributing to the decrease was the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, with the increase in revenues for the periods compared.

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

Rent and purchased transportation increased from 23.5% of revenues, before fuel surcharges, during 2014 to 29.8% of revenues, before fuel surcharges, during 2015. The increase related primarily to an increase in driver lease expense as the average number of independent contractors under contract increased from 339 during 2014 to 414 during 2015. Also contributing to the increase was an increase in operating lease payments associated with the lease of Company trucks as the average number of Company trucks under operating lease agreements increased from 213 during 2014 to 465 during 2015. The increase in costs in this category, as they relate to the increase in independent contractors, are partially offset by a decrease in other cost categories, such as repairs and fuel, which are generally borne by the independent contractor.

Depreciation decreased from 12.4% of revenues, before fuel surcharges, during 2014 to 10.4% of revenues, before fuel surcharges, during 2015. The decrease related primarily to a decrease in the average number of company-owned trucks as a result of leasing arrangements entered into at various times throughout 2014 for the lease of 421 Company trucks, including 97 company-owned trucks which were sold to a third party and then leased back to the Company. During 2015, the Company entered into a lease agreement for the lease of an additional 50 trucks, and as of December 31, 2015, the Company’s truck fleet included 462 leased trucks. The lease payments associated with these leases were reported in the Rents and purchased transportation category.

Insurance and claims decreased from 6.9% of revenues, before fuel surcharges, during 2014 to 4.9% of revenues, before fuel surcharges, during 2015. The decrease related primarily to a decrease in amounts reserved for lawsuit settlements during 2015 as compared to amounts reserved during 2014. During 2014, the Company reserved an estimated amount for the anticipated settlement of a lawsuit, which claimed that the Company was in violation of minimum wage laws with regard to certain activities performed by employee drivers.

Other expenses decreased from 3.3% of revenues, before fuel surcharges, during 2014 to 2.8% of revenues, before fuel surcharges, during 2015. The decrease related primarily to a decrease in amounts expensed for legal fees and uncollectible revenue.

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

	Years Ended December 31,
	2016	2015	2014
Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	4.5	3.1	2.7
Rent and purchased transportation	92.5	94.0	93.0
Insurance and claims	0.0	0.0	0.4
Other	0.6	0.6	0.4
Total operating expenses	97.6	97.7	96.5
Operating income	2.4	2.3	3.5
Non-operating income	0.1	0.2	0.1
Interest expense	(0.5)	(0.4)	(0.2)
Income before income taxes	2.0%	2.1%	3.4%

2016 Compared to 2015

For the year ended December 31, 2016, logistics and brokerage services revenues, before fuel surcharges, increased 0.6% to $44.4 million as compared to $44.2 million for the year ended December 31, 2015. The increase was primarily the result of an increase in the number of loads brokered during 2016 as compared to 2015. The increase in the number of loads was partially offset by a decrease in the average rates charged to our customers during 2016 as compared to 2015.

Salaries, wages and benefits increased from 3.1% of revenues, before fuel surcharges, in 2015 to 4.5% of revenues, before fuel surcharges, in 2016. The increase relates to an increase in wages paid to employees assigned to the logistics and brokerage division during 2016 as compared to 2015 and to a lesser extent, to an increase in the number of employees assigned to the logistics and brokerage services division.

Rent and purchased transportation decreased from 94.0% of revenues, before fuel surcharges, in 2015 to 92.5% of revenues, before fuel surcharges, in 2016. The decrease relates to a decrease in the negotiated amounts paid to third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved to 97.6% for 2016 from 97.7% for 2015.

2015 Compared to 2014

For the year ended December 31, 2015, logistics and brokerage services revenues, before fuel surcharges, increased 85.1% to $44.2 million as compared to $23.9 million for the year ended December 31, 2014. The increase was primarily the result of an increase in the number of loads brokered during 2015 as compared to 2014.

Salaries, wages and benefits increased from 2.7% of revenues, before fuel surcharges, in 2014 to 3.1% of revenues, before fuel surcharges, in 2015. The increase related to an increase in the number of employees employed by the logistics and brokerage services division as the Company continues its efforts to expand this division.

Rent and purchased transportation increased from 93.0% of revenues, before fuel surcharges, in 2014 to 94.0% of revenues, before fuel surcharges, in 2015. The increase related to an increase in amounts paid to third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased to 97.7% for 2015 from 96.5% for 2014.

Results of Operations - Combined Services

2016 Compared to 2015

Income tax expense was approximately $6.7 million in 2016 resulting in an effective rate of 37.5%, as compared to an income tax expense of approximately $13.5 million in 2015 resulting in an effective rate of 38.6%. The effective tax rate differs from the statutory rate primarily due to the existence of partially non-deductible meal and incidental expense per-diem payments to company drivers. Per-diem payments may cause a significant difference in the Company’s effective tax rate from period-to-period as the proportion of non-deductible expenses to pre-tax net income increases or decreases.

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of Accounting Standards Codification (“ASC”) 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2016, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of December 31, 2016, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During 2016 and 2015, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2013 and forward remain open to examination in those jurisdictions.

The combined net income for all divisions was $11.1 million, or 2.9% of revenues, before fuel surcharge, for 2016 as compared to the combined net income for all divisions of $21.4 million or 6.0% of revenues, before fuel surcharge, for 2015. The decrease in net income resulted in a decrease in diluted earnings per share to $1.67 for 2016 from a diluted earnings per share of $2.93 for 2015.

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

As of December 31, 2015, an adjustment to the Company’s consolidated financial statements for uncertain tax positions was not required as management believed that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. During 2015 and 2014, the Company had not recognized or accrued any interest or penalties related to uncertain income tax positions.

The combined net income for all divisions was $21.4 million, or 6.0% of revenues, before fuel surcharge, for 2015 as compared to the combined net income for all divisions of $13.5 million or 4.3% of revenues, before fuel surcharge, for 2014. The increase in net income resulted in an increase in diluted earnings per share to $2.93 for 2015 from a diluted earnings per share of $1.68 for 2014.

Quarterly Results of Operations

The following table presents selected consolidated financial information for each of our last eight fiscal quarters through December 31, 2016. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the quarterly information.

	Quarter Ended
	Mar. 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016	Mar. 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015
	(unaudited)
	(in thousands, except earnings per share data)
Operating revenues	$103,589	$111,516	$109,393	$108,354	$99,483	$108,033	$107,110	$102,424
Total operating expenses	98,003	104,162	104,098	106,661	90,336	96,151	96,884	97,449
Operating income	5,586	7,354	5,295	1,693	9,147	11,882	10,226	4,975
Net income	2,935	3,992	3,451	723	5,369	7,039	5,795	3,233
Income per common share:
Basic	$0.41	$0.61	$0.54	$0.11	$0.72	$0.95	$0.81	$0.45
Diluted	$0.41	$0.61	$0.53	$0.11	$0.72	$0.94	$0.80	$0.45

Liquidity and Capital Resources

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, borrowings under our lines of credit, installment notes and investment margin account, and issuances of equity securities.

During 2016, we generated $47.4 million in cash from operating activities compared to $61.5 million and $55.3 million in 2015 and 2014, respectively. Investing activities used $52.8 million in cash during 2016 compared to $85.5 million and $49,000 in 2015 and 2014, respectively. The cash used for investing activities in all three years related primarily to the purchase of revenue equipment such as trucks and trailers or related equipment such as auxiliary power units. Financing activities provided $5.4 million in cash during 2016 compared to $3.5 million and $28.7 million in cash used during 2015 and 2014, respectively. See the Consolidated Statements of Cash Flows in Item 8 of this Report.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing lines of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations, to finance capital expenditures and repay long-term debt. During 2016 and 2015, we utilized cash on hand, installment notes, and our lines of credit to finance revenue equipment purchases of approximately $84.1 million and $122.3 million, respectively.

Occasionally we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 60 months. At December 31, 2016, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $165.3 million. These installment notes are payable in monthly installments, ranging from 36 monthly installments to 60 monthly installments, at a weighted average interest rate of 2.29%. At December 31, 2015, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $129.3 million. These installment notes were payable in monthly installments, ranging from 36 to 60 months at a weighted average interest rate of 2.27%.

In order to maintain our truck and trailer fleet count, it is often necessary to purchase replacement units and place them in service before trade units are removed from service. The timing of this process often requires the Company to pay for new units without any reduction in price for trade units. In this situation, the Company later receives payment for the trade units as they are delivered to the equipment vendor and have passed vendor inspection. During the twelve months ended December 31, 2016 and 2015, the Company received approximately $27.6 million and $27.5 million, respectively, for units delivered for trade.

During 2016, the Company maintained a $40.0 million revolving line of credit. Amounts outstanding under the line bear interest at LIBOR (determined as of the first day of each month) plus 1.50% (2.12% at December 31, 2016), are secured by our trade accounts receivable and mature on July 1, 2018. At December 31, 2016, outstanding advances on the line were approximately $2.6 million, including letters of credit totaling $0.7 million, with availability to borrow $37.4 million.

Trade accounts receivable increased from $49.3 million at December 31, 2015 to $56.1 million at December 31, 2016. The increase relates to a general increase in freight revenue and fuel surcharge revenue, which flows through the accounts receivable account, during 2016 as compared to the freight revenue and fuel surcharge revenue generated during 2015.

Marketable equity securities at December 31, 2016 increased approximately $3.0 million as compared to December 31, 2015. The increase was related to changes in market value of approximately $3.5 million, sales of marketable equity securities with a combined cost basis of approximately $0.6 million, other than temporary write downs of approximately $0.7 million, and returns of capital of approximately $0.1 million which were partially offset by purchases of marketable equity securities of approximately $0.9 million. At December 31, 2016, the remaining marketable equity securities have a combined cost basis of approximately $15.6 million and a combined fair market value of approximately $27.6 million. The Company has developed a strategy to invest in securities from which it expects to receive dividends that qualify for favorable tax treatment, as well as appreciate in value. The Company anticipates that increases in the market value of the investments combined with dividend payments will exceed interest rates paid on borrowings for the same period. During 2016, the Company had net unrealized pre-tax gains of approximately $3.5 million and received dividends of approximately $1.0 million. The holding term of these securities depends largely on the general economic environment, the equity markets, borrowing rates, and the Company's cash requirements.

Revenue equipment, at December 31, 2016, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units and auxiliary power units, increased approximately $16.5 million as compared to December 31, 2015. The increase relates primarily to the purchase of new trucks and trailers in a greater quantity than the quantity of trucks and trailers sold. The increase is also reflective of the higher purchase price of new trucks and trailers compared to the trucks and trailers which are being replaced and sold.

Income taxes refundable decreased from $2.9 million at December 31, 2015 to $0.7 million at December 31, 2016 as a result of receiving an income tax refund of approximately $2.4 million during the first quarter of 2016.

Accounts payable at December 31, 2016 decreased approximately $1.7 million as compared to December 31, 2015. The decrease was primarily related to a decrease of approximately $4.9 million in amounts accrued for fixed asset purchases at the end of 2015 which were not due for payment until 2016. Partially offsetting this decrease was an increase of approximately $3.0 million in the amount of bank drafts outstanding in excess of the bank balance which had been reclassified as accounts payable at December 31, 2016 as compared to December 31, 2015. Accounts payable accruals can vary significantly at the end of each reporting period depending on the timing of the actual date of payment in relation to the last day of the reporting period.

Accrued expenses and other liabilities decreased from $27.1 million at December 31, 2015 to $22.3 million at December 31, 2016. The decrease was primarily related to the payment of approximately $3.5 million for a lawsuit which claimed that the Company was in violation of minimum wage laws with regard to certain activities performed by employee drivers. Also contributing to the decrease was a decrease of approximately $1.6 million in margin account borrowings.

Current maturities of long term-debt and long-term debt fluctuations are reviewed on an aggregate basis as the classification of amounts in each category are typically affected merely by the passage of time. Current maturities of long-term debt and long-term debt, on an aggregate basis, at December 31, 2016, increased approximately $27.9 million as compared to December 31, 2015. The increase was related to additional borrowings received during 2016, net of the principal portion of scheduled installment note payments made during 2016.

For 2017, we expect to purchase 400 new trucks and 400 new trailers while continuing to sell or trade equipment that has reached the end of its cycle, which we expect to result in net capital expenditures of approximately $50.1 million. Management believes we will be able to finance our existing needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our anticipated future cash flows and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Contractual Obligations and Commercial Commitments

The following table sets forth the Company's contractual obligations and commercial commitments as of December 31, 2016:

	Payments due by period
			(in thousands)
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 Years

Long-term debt (1)	$186,628	$46,876	$119,309	$20,443	$-
Operating leases (2)	6,452	5,912	498	42	-
Total	$193,080	$52,788	$119,807	$20,485	$-

(1)	Including interest.
(2)	Represents equipment, building, facilities, and drop yard operating leases.

Off-Balance Sheet Arrangements

At December 31, 2016, the Company operated 357 trucks under operating lease agreements. These lease agreements do not require any residual value guarantees; however, the trucks must meet certain normal wear and tear conditions upon return to lessor at the end of the lease term.

The trucks held under operating leases are not carried on our balance sheet and the respective lease payments are reflected in our consolidated statements of operations as a component of the caption “Rents and purchased transportation.” Rent expense related to the trucks under the operating lease agreements totaled approximately $9.4 million for the year ended December 31, 2016.

Insurance

The Company maintains certain insurance coverages for physical damage, auto liability, and cargo loss risks as well as other general business risks. This coverage is provided through insurance policies with various insurance carriers which have per occurrence deductibles of up to $10,000. During October 2015, the Company began self-insuring its trailer fleet for physical damage losses. The Company maintains workers’ compensation coverage in Arkansas, Ohio, Oklahoma, Mississippi, and Florida with a $500,000 self-insured retention and a $500,000 per occurrence excess policy. The Company has elected to opt out of workers' compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has reserved for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers’ compensation claims. Letters of credit aggregating approximately $521,000 and certificates of deposit totaling $300,000 are held by banks as security for workers’ compensation claims. The Company self insures for employee health claims with a stop loss of $325,000 per covered employee per year and estimates its liability for claims incurred but not reported.

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

The depreciation of trucks and trailers over their estimated useful lives and the determination of any salvage value also require management to make judgments about future events. Therefore, the Company’s management periodically evaluates whether changes to estimated useful lives or salvage values are necessary to ensure these estimates accurately reflect the economic reality of the assets. This periodic evaluation may result in changes in the estimated lives and/or salvage values used by the Company to depreciate its assets, which can affect the amount of periodic depreciation expense recognized and, ultimately, the gain or loss on the disposal of an asset. Future changes in our estimated useful life or salvage value estimates, or fluctuations in market value that are not reflected in current estimates, could have a material effect on the Company’s consolidated financial statements.

Impairment of long-lived assets. Long-lived assets are reviewed for impairment in accordance with ASC Topic 360, “Property, Plant, and Equipment.” This authoritative guidance provides that whenever there are certain significant events or changes in circumstances the value of long-lived assets or groups of assets must be tested to determine if their value can be recovered from their future cash flows. In the event that undiscounted cash flows expected to be generated by the asset are less than the carrying amount, the asset or group of assets must be evaluated for impairment. Impairment exists if the carrying value of the asset exceeds its fair value.

Significantly all of the Company’s cash flows from operations are generated by trucks and trailers, and as such, the cost of other long-lived assets are funded by those operations. Therefore, management tests for the recoverability of all of the Company’s long-lived assets as a single group at the entity level and examines the forecasted future cash flows generated by trucks and trailers, including their eventual disposition, to determine if those cash flows exceed the carrying value of the long-lived assets. Forecasted cash flows are estimated using assumptions about future operations. To the extent that facts and circumstances change in the future, our estimates of future cash flows may also change either positively or negatively. In light of the Company’s market capitalization during 2016 and net operating profits of the Company for the years ended December 31, 2016 and 2015, no impairment indicators existed which required management to test the Company’s long-lived assets for recoverability as of December 31, 2016. As such, no impairment losses were recorded during 2016.

Claims accruals. The Company is self-insured for health and workers' compensation benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred but not reported (IBNR) claims. IBNR claims are estimated using historical lag information and other data either provided by outside claims administrators or developed internally. Actual claims payments may differ from management’s estimates as a result of a number of factors, including evaluation of severity, increases in legal or medical costs, and other case-specific factors. The actual claims payments are charged against the Company’s recorded accrued claims liabilities and have been reasonable with respect to the estimates of the liabilities made under the Company’s methodology. However, the estimation process is generally subjective, and to the extent that future actual results materially differ from original estimates made by management, adjustments to recorded accruals may be necessary which could have a material effect on the Company’s consolidated financial statements. Based upon our 2016 health and workers' compensation expenses, a 10% increase in both claims incurred and IBNR claims, would increase our annual health and workers' compensation expenses by $1.1 million.

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. Significant management judgment is required as it relates to future taxable income, future capital gains, tax settlements, valuation allowances, and the Company’s ability to utilize tax loss and credit carryforwards. As of December 31, 2016, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

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

Equity Price Risk

We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities increased to $27.6 million at December 31, 2016 from $24.6 million at December 31, 2015. The increase was related to changes in market value of approximately $3.5 million, sales of marketable equity securities with a combined cost basis of approximately $0.6 million, other than temporary write downs of approximately $0.7 million, and returns of capital of approximately $0.1 million, which were partially offset by purchases of marketable equity securities of approximately $0.9 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $2.8 million. For additional information with respect to the marketable equity securities, see Note 3 to our consolidated financial statements.

Interest Rate Risk

Our line of credit bears interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are affected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $1.9 million of variable rate debt was outstanding under our line of credit for a full fiscal year, a hypothetical 100 basis point increase in LIBOR would result in approximately $19,000 of additional interest expense.

Commodity Price Risk

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our 2016 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by approximately $3.9 million.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk related to the activities of our branch office located in Mexico. Currently, we do not hedge our exchange rate exposure through any currency forward contracts, currency options, or currency swaps as all of our revenues, and substantially all of our expenses and capital expenditures, are transacted in U.S. dollars. However, certain operating expenditures and capital purchases related to our Mexico branch office are incurred within or exposed to fluctuations in the exchange rate between the U.S. Dollar and the Mexican peso. Based on 2016 expenditures denominated in pesos, a 10% decrease in the exchange rate would increase our annual operating expenses by approximately $52,000.

Item 8. Financial Statements and Supplementary Data.

The following statements are filed with this report:

Report of Independent Registered Public Accounting Firm – Grant Thornton LLP

Consolidated Balance Sheets - December 31, 2016 and 2015

Consolidated Statements of Operations - Years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income - Years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows - Years ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

P.A.M. Transportation Services, Inc.

We have audited the accompanying consolidated balance sheets of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P.A.M. Transportation Services, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted new accounting guidance in 2016 and 2015, related to the presentation of deferred income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

March 14, 2017

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2016 AND 2015 (in thousands, except share and per share data)

	2016	2015
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$137	$157
Accounts receivable—net:
Trade, less allowance of $994 and $549, respectively	56,143	49,312
Other	4,982	5,850
Inventories	1,900	1,890
Prepaid expenses and deposits	8,777	8,052
Marketable equity securities	27,621	24,575
Income taxes refundable	738	2,865

Total current assets	100,298	92,701

PROPERTY AND EQUIPMENT:
Land	5,374	5,374
Structures and improvements	18,861	17,858
Revenue equipment	355,339	338,853
Office furniture and equipment	10,402	9,854

Total property and equipment	389,976	371,939

Accumulated depreciation	(112,600)	(109,087)

Net property and equipment	277,376	262,852

OTHER ASSETS	2,392	2,442

TOTAL ASSETS	$380,066	$357,995

		(Continued)

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2016 AND 2015 (in thousands, except share and per share data)

	2016	2015
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,088	$17,791
Accrued expenses and other liabilities	22,330	27,093
Current maturities of long-term debt	42,806	40,025

Total current liabilities	81,224	84,909

Long-term debt—less current portion	124,391	99,223
Deferred income taxes	80,293	72,309

Total liabilities	285,908	256,441

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,510,863 and 11,497,471 shares issued; 6,396,803 and 7,116,661 shares outstanding at December 31, 2016 and December 31, 2015, respectively	115	115
Additional paid-in capital	80,822	80,429
Accumulated other comprehensive income	7,476	5,310
Treasury stock, at cost; 5,114,060 and 4,380,810 shares at December 31, 2016 and December 31, 2015, respectively	(122,835)	(101,779)
Retained earnings	128,580	117,479

Total stockholders’ equity	94,158	101,554

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$380,066	$357,995

		(Concluded)

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014 (in thousands, except per share data)

	2016	2015	2014
OPERATING REVENUES:
Revenue, before fuel surcharge	$382,737	$355,403	$316,584
Fuel surcharge	50,115	61,647	94,353

Total operating revenues	432,852	417,050	410,937

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	112,235	105,943	108,371
Operating supplies and expenses	82,993	89,878	126,875
Rents and purchased transportation	158,298	134,188	90,831
Depreciation	39,114	32,346	36,296
Insurance and claims	16,632	15,315	20,274
Other	8,352	8,904	9,871
Gain on disposition of equipment	(4,700)	(5,754)	(4,591)

Total operating expenses and costs	412,924	380,820	387,927

OPERATING INCOME	19,928	36,230	23,010

NON-OPERATING INCOME	1,485	1,516	2,099
INTEREST EXPENSE	(3,641)	(2,818)	(2,897)

INCOME BEFORE INCOME TAXES	17,772	34,928	22,212

FEDERAL & STATE INCOME TAX EXPENSE:
Current	13	591	1,209
Deferred	6,658	12,901	7,512

Total federal & state income tax expense	6,671	13,492	8,721

NET INCOME	$11,101	$21,436	$13,491

EARNINGS PER COMMON SHARE:
Basic	$1.68	$2.94	$1.69
Diluted	$1.67	$2.93	$1.68

AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,627	7,288	7,990
Diluted	6,649	7,325	8,034

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014 (in thousands)

	2016	2015	2014

NET INCOME	$11,101	$21,436	$13,491

Other comprehensive income (loss), net of tax:

Reclassification adjustment for realized gains on marketable securities included in net income (1)	(543)	(646)	(630)

Reclassification adjustment for unrealized losses on marketable securities included in net income (2)	440	516	1

Changes in fair value of marketable securities (3)	2,269	(962)	871

COMPREHENSIVE INCOME	$13,267	$20,344	$13,733

_______________
(1) Net of deferred income taxes of $(333), $(396), and $(385), respectively.
(2) Net of deferred income taxes of $269, $316, and $0, respectively.
(3) Net of deferred income taxes of $1,390, $(588), and $533, respectively.

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014 (in thousands, except per share data)

	Common Stock Shares / Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

BALANCE— January 1, 2014	7,984	$114	$78,811	$6,160	$(51,691)	$82,552	$115,946

Net income						13,491	13,491
Other comprehensive income, net of tax of $148				242			242
Exercise of stock options-shares issued including tax benefits	77	1	845				846
Restricted stock issued	5						-
Treasury stock repurchases	(643)				(30,810)		(30,810)
Share-based compensation			270				270

BALANCE— December 31, 2014	7,423	115	79,926	6,402	(82,501)	96,043	99,985

Net income						21,436	21,436
Other comprehensive income, net of tax of $(668)				(1,092)			(1,092)
Exercise of stock options-shares issued including tax benefits	21		236				236
Restricted stock issued	3						-
Treasury stock repurchases	(330)				(19,278)		(19,278)
Share-based compensation			267				267

BALANCE— December 31, 2015	7,117	115	80,429	5,310	(101,779)	117,479	101,554

Net income						11,101	11,101
Other comprehensive (loss), net of tax of $1,326				2,166			2,166
Exercise of stock options-shares issued including tax benefits	8		91				91
Restricted stock issued	5
Treasury stock repurchases	(733)				(21,056)		(21,056)
Share-based compensation			302				302

BALANCE— December 31, 2016	6,397	$115	$80,822	$7,476	$(122,835)	$128,580	$94,158

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014 (in thousands)

	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$11,101	$21,436	$13,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39,114	32,346	36,296
Bad debt expense	445	151	456
Stock compensation—net of excess tax benefits	302	267	270
Sale leaseback deferred gain amortization	(131)	(224)	(205)
Provision for deferred income taxes	6,658	12,901	7,512
Reclassification of other than temporary impairment in marketable equity securities	709	833	1
Recognized gain on marketable equity securities	(1,003)	(1,001)	(1,040)
Gain on sale or disposal of equipment	(4,700)	(5,754)	(4,591)
Changes in operating assets and liabilities:
Accounts receivable	(6,725)	1,128	5,109
Prepaid expenses, deposits, inventories, and other assets	(685)	1,470	(3,299)
Income taxes refundable	2,127	(2,358)	(277)
Trade accounts payable	3,231	886	(1,555)
Accrued expenses and other liabilities	(3,041)	(556)	3,085
Net cash provided by operating activities	47,402	61,525	55,253

INVESTING ACTIVITIES:
Purchases of property and equipment	(86,128)	(125,720)	(28,588)
Proceeds from disposition of equipment	32,256	33,472	38,902
Changes in restricted cash	317	8,012	(7,873)
Sales of marketable equity securities	1,550	1,500	1,720
Purchases of marketable equity securities, net of return of capital	(810)	(2,769)	(4,210)
Net cash used in investing activities	(52,815)	(85,505)	(49)

FINANCING ACTIVITIES:
Borrowings under line of credit	520,089	549,955	469,918
Repayments under line of credit	(528,200)	(539,979)	(469,918)
Borrowings of long-term debt	83,517	88,018	42,979
Repayments of long-term debt	(47,457)	(53,947)	(58,247)
Borrowings under margin account	1,078	3,005	4,351
Repayments under margin account	(2,669)	(2,779)	(2,645)
Repurchases of common stock	(21,056)	(48,021)	(16,011)
Exercise of stock options	91	236	846
Net cash provided by (used in) financing activities	5,393	(3,512)	(28,727)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20)	(27,492)	26,477

CASH AND CASH EQUIVALENTS—Beginning of year	157	27,649	1,172
CASH AND CASH EQUIVALENTS—End of year	$137	$157	$27,649

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid during the period for:
Interest	$3,597	$2,821	$2,946
Income taxes	$286	$2,950	$1,486

NONCASH INVESTING AND FINANCING ACTIVITIES—
Purchases of revenue equipment included in accounts payable	$97	$5,031	$1,079
Purchases of common stock included in accrued expenses and other liabilities	$-	$-	$28,743

See notes to consolidated financial statements.

P.A.M. TransportATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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

Bank Overdrafts–The Company classifies bank overdrafts in current liabilities as an accounts payable and does not offset other positive bank account balances located at the same or other financial institutions. Bank overdrafts generally represent checks written that have not yet cleared the Company’s bank accounts. The majority of the Company’s bank accounts are zero balance accounts that are funded at the time items clear against the account by drawings against a line of credit, therefore the outstanding checks represent bank overdrafts. Because the recipients of these checks have generally not yet received payment, the Company continues to classify bank overdrafts as accounts payable. Bank overdrafts are classified as changes in accounts payable in the cash flows from operating activities section of the Company’s Consolidated Statement of Cash Flows. Bank overdrafts as of December 31, 2016 and 2015 were approximately $3,509,000 and $467,000, respectively.

Accounts Receivable Other–The components of accounts receivable other consist primarily of amounts representing company driver advances, independent contractor advances, equipment manufacturer warranties, and restricted cash. Advances receivable from company drivers as of December 31, 2016 and 2015, were approximately $628,000 and $580,000, respectively. Restricted cash consists of cash proceeds from the sale of trucks and trailers under our like-kind exchange (“LKE”) tax program. See Note 11, “Federal and State Income Taxes,” for a discussion of the Company’s LKE tax program. We classify restricted cash as a current asset within “Accounts receivable-other” as the exchange process must be completed within 180 days in order to qualify for income tax deferral treatment. The changes in restricted cash balances are reflected as an investing activity in our Consolidated Statements of Cash Flows as they relate to the sales and purchases of revenue equipment.

Marketable Equity Securities– Marketable equity securities are classified by the Company as either available for sale or trading. Securities classified as available for sale are carried at market value with unrealized gains and losses recognized in accumulated other comprehensive income in the statements of stockholders’ equity. Securities classified as trading are carried at market value with unrealized gains and losses recognized in the statements of operations. Realized gains and losses are computed utilizing the specific identification method.

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

The Company’s management periodically evaluates whether changes to estimated useful lives and/or salvage values are necessary to ensure its estimates accurately reflect the economic use of the assets. During 2016, management adjusted the estimated useful lives and salvage values of certain trucks based on such an evaluation. These changes resulted in an increase in depreciation expense of approximately $1.3 million during 2016. This increase in depreciation expense reduced the Company’s 2016 reported net income by approximately $0.8 million ($0.13 per diluted share). During 2015, management determined that an adjustment to the estimated useful lives or salvage values of trucks or trailers was not necessary based on such an evaluation.

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

Advertising Expense–Advertising costs are expensed as incurred and totaled approximately $1,019,000, $988,000 and $683,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Repairs and Maintenance–Repairs and maintenance costs are expensed as incurred.

Self-Insurance Liability–A liability is recognized for known health, workers’ compensation, cargo damage, property damage, and auto liability damage claims. An estimate of the incurred but not reported claims for each type of liability is made based on historical claims made, estimated frequency of occurrence, and considering changing factors that contribute to the overall cost of insurance.

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2016, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

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

Reporting Segments–The Company's operations are all in the motor carrier segment and are aggregated into a single reporting segment in accordance with the aggregation criteria under Generally Accepted Accounting Principles (“GAAP”). The Company provides truckload transportation services as well as brokerage and logistics services to customers throughout the United States and portions of Canada and Mexico. Truckload transportation services revenues, excluding fuel surcharges, represented 88.4%, 87.6% and 92.5% of total revenues, excluding fuel surcharges, for the twelve months ended December 31, 2016, 2015 and 2014, respectively. Remaining revenues, excluding fuel surcharges, for each respective year were generated by brokerage and logistics services.

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

Subsequent Events– We have evaluated subsequent events for recognition and disclosure through the date these financial statements were filed with the United States Securities and Exchange Commission and concluded that no subsequent events or transactions have occurred that require recognition or disclosure in our financial statements.

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

Recent Accounting Pronouncements–In May 2014, the FASB issued ASU No. 2014-09, (“ASU 2014-09”), Revenue from Contracts with Customers. The objective of ASU 2014-09 and subsequent amendments is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance, as amended, is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is not permitted prior to annual periods beginning after December 31, 2016. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09.

The Company has performed an analysis of the effects of adopting this guidance. The analysis included the following items:

●	identifying what constitutes a contract within the Company’s business practices,
●	identifying performance obligations within our contracts,
●	determining transaction prices,
●	allocating the transaction price to performance obligations,
●	determination of when performance obligations are satisfied and revenue is earned,
●	disaggregation of revenue by source within segments, and
●	principal verses agent considerations.

Based upon this evaluation, the effects of adopting this guidance is not expected to have a significant impact on the Company’s financial condition, results of operations, or cash flows.

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

In January 2016, the FASB issued ASU 2016-01, (“ASU 2016-01”), Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. ASU 2016-01 is effective for annual and interim periods beginning after December 15, 2017. With certain exceptions, early adoption is not permitted.

The Company has performed a preliminary analysis of the effects of adopting this guidance. This analysis consisted of the following items:

●	categorize securities as either equity securities or debt securities,
●	determine which securities held by the Company have readily determinable fair values,
●	determine that the exit price notion will be used when measuring the fair value of financial instruments for disclosure purposes,
●	consider the need for a valuation allowance related to a deferred tax asset on available-for-sale securities in combination with the Company’s other deferred tax assets.

Based upon this evaluation, the effects of adopting this guidance is not expected to have a significant impact on the Company’s financial condition or cash flows but it is expected to have a significant impact on the Company’s results of operations through the recognition of increases or decreases in market value each reporting period rather than recognizing them through comprehensive income.

In February 2016, the FASB issued ASU 2016-02, (“ASU 2016-02”), Leases (Topic 842). This update seeks to increase the transparency and comparability among entities by requiring public entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. To satisfy the standard’s objective, a lessee will recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a lease liability for the obligation to make lease payments. Both the right-of-use asset and lease liability will initially be measured at the present value of the lease payments, with subsequent measurement dependent on the classification of the lease as either a finance or an operating lease. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. Accounting by lessors will remain mostly unchanged from current U.S. GAAP.

In transition, lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. The new standard is effective for public companies for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is evaluating the new guidance, but does not expect it to have a material impact on its financial condition, results of operations, or cash flows since the Company’s current leases will expire prior to the effective date of this guidance.

In March 2016, the FASB issued ASU No. 2016-08 (“ASU 2016-08”), Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is not permitted. The Company has evaluated the effects of adopting this guidance and it is not expected to have a significant impact on the Company’s financial condition, results of operations, or cash flows.

In March 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), Compensation – Stock Compensation (Topic 718). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The Company has evaluated the effects of adopting this guidance and it is not expected to have a significant impact on the Company’s financial condition, results of operations, or cash flows.

In June 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”), Accounting for Credit Losses (Topic 326). ASU 2016-13 requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the new guidance, but does not expect it to have a material impact on its financial condition, results of operations, or cash flows.

In August 2016, the FASB issued ASU No. 2016-15 (“ASU 2016-15”), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 amends the guidance in Accounting Standards Codification 230, Statement of Cash Flows, and clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company has evaluated the effects of adopting ASU 2016-15 and does not expect it to have a material impact on its financial condition, results of operations, or cash flows.

In November 2016, the FASB issued ASU No. 2016-18 (“ASU 2016-18”), Statement of Cash Flows (Topic 230). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard is intended to reduce diversity in practice in how restricted cash or restricted cash equivalents are presented and classified in the statement of cash flows. ASU No. 2016-18 is effective for fiscal years, and interim periods, beginning after December 15, 2017, with early adoption permitted. The standard requires application using a retrospective transition method. The adoption of ASU No. 2016-18 will change the presentation and classification of restricted cash and restricted cash equivalents in our consolidated statements of cash flows but is not expected to have a material impact on its financial condition, results of operations, or cash flows.

2.	TRADE ACCOUNTS RECEIVABLE

The Company's receivables result primarily from the sale of transportation and logistics services. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Accounts receivable, which consist of both billed and unbilled receivables, are presented net of an allowance for doubtful accounts. Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectability. Accounts receivable balances consist of the following components as of December 31, 2016 and 2015:

	2016	2015
	(in thousands)

Billed	$48,538	$43,502
Unbilled	8,599	6,359
Allowance for doubtful accounts	(994)	(549)

Total accounts receivable—net	$56,143	$49,312

An analysis of changes in the allowance for doubtful accounts for the years ended December 31, 2016, 2015, and 2014 follows:

	2016	2015	2014
	(in thousands)

Balance—beginning of year	$549	$1,611	$1,477
Provision for bad debts	445	151	456
Charge-offs	-	(1,231)	(322)
Recoveries	-	18	-

Balance—end of year	$994	$549	$1,611

3.	MARKETABLE EQUITY SECURITIES

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

For the years ended December 31, 2016, 2015 and 2014, the evaluation resulted in impairment charges of approximately $709,000, $833,000 and $1,000, respectively, being reported in the Company’s non-operating income (loss) in its statements of operations.

The following table sets forth cost, market value and unrealized gain on equity securities classified as available-for-sale as of December 31, 2016 and 2015. The Company had no securities classified as trading securities as of December 31, 2016 or December 31, 2015.

	2016	2015
	(in thousands)
Available-for-sale securities
Fair market value	$27,621	$24,575
Cost	15,569	16,015
Unrealized gain	$12,052	$8,560

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities that are classified as available-for-sale as of December 31, 2016 and 2015.

	2016	2015
	(in thousands)
Available-for-sale securities
Gross unrealized gains	$12,161	$9,893
Gross unrealized losses	109	1,333
Net unrealized gains	$12,052	$8,560

As of December 31, 2016 and 2015, the total net unrealized gains, net of deferred income taxes, in accumulated other comprehensive income was approximately $7,476,000 and $5,310,000, respectively.

For the year ended December 31, 2016 the Company had net unrealized gains in market value on securities classified as available-for-sale of approximately $2,166,000, net of deferred income taxes. For the year ended December 31, 2015, the Company had net unrealized losses in market value on securities classified as available-for-sale of approximately $1,092,000, net of deferred income taxes.

For the years ended December 31, 2016, 2015 and 2014, the Company recognized dividends of approximately $1,024,000, $1,058,000, and $896,000 in non-operating income in its statements of operations, respectively.

During 2016, there were no reclassifications of marketable securities between trading and available for sale. During 2015, the Company reclassified the securities which were classified as trading to available-for-sale at their fair market values at the time of transfer.

The following table shows recognized gains (losses) in market value for securities classified as trading during 2015 and 2014. No securities were classified as trading during 2016.

	2015	2014
	(in thousands)
Trading securities
Recognized gain (loss) at beginning of period	$146	$8
Recognized gain at end of period	-	146
Securities transferred from trading to available-for-sale	(81)	-

Change in net recognized gain (loss)	$(65)	$138

The following table shows the Company’s realized gains during 2016, 2015 and 2014 on certain securities which were held as available-for-sale. The cost of securities sold is based on the specific identification method and interest and dividends on securities are included in non-operating income.

	2016	2015	2014
	(in thousands)
Realized gains
Sale proceeds	$1,550	$1,500	$1,720
Cost of securities sold	547	434	818

Realized gains	$1,003	$1,066	$902

Realized gains, net of taxes	$627	$654	$546

At December 31, 2016, the Company’s investments’ approximate fair value of securities in a loss position and related gross unrealized losses were $1,340,000 and $109,000, respectively. At December 31, 2015, the Company’s investments’ approximate fair value of securities in a loss position and related gross unrealized losses were $5,099,000 and $1,333,000, respectively. As of December 31, 2016 and 2015, there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of December 31, 2016 and 2015, the Company had outstanding borrowings of $10,358,000 and $11,949,000 under its margin account, respectively. The interest rate on margin account borrowings was 1.30% and 0.94% as of December 31, 2016 and 2015, respectively.

4.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at December 31 are summarized as follows:

	2016	2015
	(in thousands)

Payroll	$2,427	$1,792
Accrued vacation	1,862	1,771
Taxes—other than income	2,062	2,371
Interest	102	58
Driver escrows	2,245	2,181
Margin account borrowings	10,358	11,949
Self-insurance claims	3,274	6,840
Deferred equipment gain – current portion	-	131

Total accrued expenses and other liabilities	$22,330	$27,093

5.	CLAIMS LIABILITIES

With respect to physical damage for trucks, cargo loss and auto liability, the Company maintains insurance coverage to protect it from certain business risks. These policies are with various carriers and have per occurrence deductibles of $10,000, $10,000 and $2,500, respectively. Prior to October 1, 2013, the Company was self-insured for physical damage losses on its trailers. From October 1, 2013 until September 30, 2015, the Company insured its trailers for physical damage losses with a $2,500 deductible per occurrence. Beginning October 1, 2015, the Company elected to self-insure trailers for physical damage losses. The Company maintains workers’ compensation coverage in Arkansas, Ohio, Oklahoma, Mississippi, and Florida with a $500,000 self-insured retention and a $500,000 per occurrence excess policy. The Company has elected to opt out of workers' compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has accrued for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers’ compensation claims. Letters of credit aggregating approximately $521,000 and certificates of deposit totaling $300,000 are held by banks as security for workers’ compensation claims. The Company self-insures for employee health claims with a stop loss of $325,000 per covered employee per year and estimates its liability for claims outstanding and claims incurred but not reported.

6.	LONG-TERM DEBT

Long-term debt at December 31, consists of the following:

	2016	2015
	(in thousands)
Line of credit with a bank—due July 1, 2018, and collateralized by accounts receivable (1)	$1,866	$9,977
Equipment financing (2)	165,331	129,271
Total long-term debt	167,197	139,248
Less current maturities	(42,806)	(40,025)

Long-term debt—net of current maturities	$124,391	$99,223

(1)

Line of credit agreement with a bank provides for maximum borrowings of $40.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of LIBOR as of the first day of the month plus 1.50% (2.12% at December 31, 2016) and are secured by our trade accounts receivable. Monthly payments of interest are required under this agreement. Also, under the terms of the agreement the Company must maintain a debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) ratio of less than 4.00:1. The Company was in compliance with all provisions under this agreement throughout 2016. At December 31, 2016, outstanding advances on the line were approximately $2.6 million, including letters of credit totaling $0.7 million, with availability to borrow $37.4 million.

(2)

Equipment financings consist of installment obligations for revenue equipment purchases, payable in various monthly installments with various maturity dates through December 2021, at a weighted average interest rate of 2.29% as of December 31, 2016 and collateralized by revenue equipment.

The Company has provided letters of credit to third parties totaling approximately $706,000 at December 31, 2016. The letters are held by these third parties to assist such parties in collection of any amounts due by the Company should the Company default in its commitments to the parties.

Scheduled annual maturities on long-term debt outstanding at December 31, 2016, are:

(in thousands)

2017	$42,806
2018	67,494
2019	36,943
2020	13,863
2021	6,091

Total	$167,197

7.	CAPITAL STOCK

The Company's authorized capital stock consists of 40,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. At December 31, 2016, there were 11,510,863 shares of our common stock issued and 6,396,803 shares outstanding. At December 31, 2015, there were 11,497,471 shares of our common stock issued and 7,116,661 shares outstanding. No shares of our preferred stock were issued or outstanding at December 31, 2016 or 2015.

Common Stock

The holders of our common stock, subject to such rights as may be granted to any preferred stockholders, elect all directors and are entitled to one vote per share. All shares of common stock participate equally in dividends when and as declared by the Board of Directors and in net assets on liquidation. The shares of common stock have no preference, conversion, exchange, preemptive, or cumulative voting rights.

Preferred Stock

Preferred stock may be issued from time to time by our Board of Directors, without stockholder approval, in such series and with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or other provisions, as may be fixed by the Board of Directors in the resolution authorizing their issuance. The issuance of preferred stock by the Board of Directors could adversely affect the rights of holders of shares of common stock; for example, the issuance of preferred stock could result in a class of securities outstanding that would have certain preferences with respect to dividends and in liquidation over the common stock, and that could result in a dilution of the voting rights, net income per share and net book value of the common stock. As of December 31, 2016, we have no agreements or understandings for the issuance of any shares of preferred stock.

Treasury Stock

In February 2016, our Board of Directors authorized the repurchase of up to 325,000 shares of our common stock through a Dutch auction tender offer (the “2016 tender offer”). In March 2016, the Company extended the offer and increased the offer from 325,000 shares to 425,000 shares. Subject to certain limitations and legal requirements, the Company could repurchase up to an additional 2% of its outstanding shares which totaled 142,413 shares. The 2016 tender offer began on the date of the announcement, February 18, 2016 and expired on April 5, 2016. Through this tender offer, the Company’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $31.00 to $34.00 per share. Upon expiration, 567,413 shares were purchased through this offer at a final purchase price of $31.00 per share for a total purchase price of approximately $17.7 million, including fees and commission. The repurchase was settled on April 5, 2016. The Company accounted for the repurchase of these shares as treasury stock on the Company’s consolidated balance sheet as of December 31, 2016.

In May 2015, our Board of Directors authorized the repurchase of up to 80,000 shares of our common stock through a Dutch auction tender offer (the “2015 tender offer”). In June 2015, the Company extended the offer and increased the offer from 80,000 shares to 150,000 shares. Subject to certain limitations and legal requirements, the Company could repurchase up to an additional 2% of its outstanding shares which totaled 148,566 shares. The 2015 tender offer began on the date of the announcement, May 22, 2015 and expired on July 9, 2015. Through this tender offer, the Company’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $59.00 to $63.00 per share. Upon expiration, 298,566 shares were purchased through this offer at a final purchase price of $59.00 per share for a total purchase price of approximately $17.8 million, including fees and commission. The repurchase was settled on July 16, 2015. The Company accounted for the repurchase of these shares as treasury stock on the Company’s consolidated balance sheet as of December 31, 2015.

The Company’s stock repurchase program has been extended and expanded several times, most recently in May 2014, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. The Company repurchased 165,837 and 31,263 shares of its common stock under this program during 2016 and 2015, respectively. Following the reauthorization in 2014, the Company repurchased 33,341 shares of its common stock during the remainder of 2014 under this repurchase program.

The Company accounts for Treasury stock using the cost method and as of December 31, 2016, 5,114,060 shares were held in the treasury at an aggregate cost of approximately $122,835,000.

8.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was comprised of net income (loss) plus or minus market value adjustments related to marketable securities. The following table summarizes the changes in accumulated balances of other comprehensive income for the years ended December 31, 2016 and 2015:

Unrealized gains and losses on available-for-sale securities
(in thousands)

Balance at January 1, 2015, net of tax of $3,918	$6,402

Other comprehensive income before reclassifications, net of tax of $(588)	(962)
Amounts reclassified from accumulated other comprehensive income, net of tax of $(80)	(130)
Net other comprehensive income (loss)	(1,092)

Balance at December 31, 2015, net of tax of $3,250	5,310

Other comprehensive income before reclassifications, net of tax of $1,390	2,269
Amounts reclassified from accumulated other comprehensive income, net of tax of $(64)	(103)
Net other comprehensive income (loss)	2,166

Balance at December 31, 2016, net of tax of $4,576	$7,476

The following table provides details about reclassifications out of accumulated other comprehensive income for the years ended December 31, 2016 and 2015:

Details about Accumulated Other	Amounts Reclassified from Accumulated Other Comprehensive Income (a)		Statement of Operations
Comprehensive Income Component	2016	2015	Classification
	(in thousands)
Unrealized gains and losses on available-for-sale securities:
Unrealized gains and losses on securities sold	$876	$1,043	Non-operating income
Impairment expense	(709)	(833)	Non-operating income
Total before tax	167	210	Income before income taxes
Tax expense	(64)	(80)	Income tax expense
Total after tax	$103	$130	Net income

(a) Amounts in parentheses indicate debits to profit/loss

9.	SIGNIFICANT CUSTOMERS AND INDUSTRY CONCENTRATION

In 2016, two customers, who are in the automobile manufacturing industry, accounted for 28% of revenues. In 2015, three customers, who are in the automobile manufacturing industry, accounted for 37% of revenues. In 2014, two customers, who are in the automobile manufacturing industry, accounted for 34% of revenues. The Company also provides transportation services to other manufacturers who are suppliers for automobile manufacturers including suppliers for the Company’s largest customer. As a result, concentration of the Company’s business within the automobile industry is significant. Of the Company’s revenues for 2016, 2015 and 2014, 45%, 47% and 48%, respectively, were derived from transportation services provided to the automobile manufacturing industry. Accounts receivable from the three largest customers totaled approximately $27,085,000 and $27,051,000 at December 31, 2016 and 2015, respectively.

10.	DIVIDENDS

The Company has paid cash dividends in the past, however, the Company currently intends to retain future earnings and does not anticipate paying cash dividends in the near future. Any future determination to pay dividends will be at the discretion of the Board and will depend on the Company’s financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends, and other factors the Board deems relevant.

11.	FEDERAL AND STATE INCOME TAXES

Under GAAP, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax reporting purposes.

Significant components of the Company’s deferred tax liabilities and assets at December 31 are as follows:

	2016	2015
	(in thousands)

Deferred tax liabilities:
Property and equipment	$85,233	$76,362
Unrealized gains on securities	4,576	3,250
Prepaid expenses and other	3,230	3,056

Total deferred tax liabilities	93,039	82,668

Deferred tax assets:
Allowance for doubtful accounts	378	208
Alternative minimum tax credit carryforward	1,214	1,378
QAFMV tax credit carryforward	864	864
New hire tax credit	124	124
Compensated absences	650	625
Self-insurance allowances	748	2,340
Share-based compensation	(54)	230
Goodwill	9	19
Marketable equity securities	1,244	1,283
Net operating loss carryover	7,545	3,258
Non-competition agreement	7	15
Other	17	15

Total deferred tax assets	12,746	10,359

Net deferred tax liability	$80,293	$72,309

The reconciliation between the effective income tax rate and the statutory Federal income tax rate for the years ended December 31, 2016, 2015 and 2014 is presented in the following table:

	2016		2015		2014
	(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent

Income tax at the statutory federal rate	$6,042	34.0	$11,876	34.0	$7,552	34.0
Nondeductible expenses	130	0.7	149	0.4	154	0.7
State income taxes/other—net of federal benefit	499	2.8	1,467	4.2	1,015	4.6

Total income tax expense	$6,671	37.5	$13,492	38.6	$8,721	39.3

The provision for income taxes consisted of the following:

	2016	2015	2014
	(in thousands)
Current:
Federal	$(225)	$98	$814
State	238	493	395
Total current income tax provision	13	591	1,209
Deferred:
Federal	5,506	10,782	6,111
State	1,152	2,119	1,401
Total deferred income tax provision	6,658	12,901	7,512

Total income tax expense	$6,671	$13,492	$8,721

The Company has alternative minimum tax credits of approximately $1,214,000 at December 31, 2016, which have no expiration date under the current federal income tax laws and general business credits of approximately $988,000 which begin to expire after the year 2030. The Company also has net operating loss carryovers for federal income purposes of approximately $19,876,000 which begin to expire after the year 2030.

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2016 and 2015, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of December 31, 2016, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During 2016 and 2015, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which the Company operates generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2013 and forward remain open to examination in those jurisdictions.

The Company contracts with a third-party qualified intermediary in order to maintain a like-kind exchange tax program. Under the program, dispositions of eligible trucks or trailers and acquisitions of replacement trucks or trailers are made in a form whereby any associated tax gains related to the disposal are deferred. To qualify for like-kind exchange treatment, we exchange, through our qualified intermediary, eligible trucks or trailers being disposed with trucks or trailers being acquired that allows us to generally carryover the tax basis of the trucks or trailers sold. The program is expected to result in a significant deferral of federal and state income taxes. Under the program, the proceeds from the sale of eligible trucks or trailers carry a Company-imposed restriction for the acquisition of replacement trucks or trailers. These proceeds may be disqualified under the program at any time and at the Company’s sole discretion; however, income tax deferral would not be available for any sale for which the Company disqualifies the related proceeds. At December 31, 2016 and 2015, the Company had $167,000 and $484,000 of restricted cash held by the third-party qualified intermediary. Restricted cash is accounted for in “Accounts receivable-other”.

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

Outstanding nonqualified stock options at December 31, 2016, must be exercised within either five or ten years from the date of grant. Outstanding nonqualified stock options granted to members of the Company’s Board of Directors vested immediately while outstanding nonqualified stock options issued to employees vest in increments of 20% to 25% each year.

In March 2016, 2,275 shares of common stock were granted to non-employee directors under the 2014 Plan. This stock award has a grant date fair value of $30.80 per share, based on the closing price of the Company’s stock on the date of grant and vests immediately. Also in March 2016, the Board of Directors granted 5,000 restricted shares of the Company’s stock to the Company’s Chief Executive Officer. This restricted stock award has a grant date fair value of $30.81, based on the closing price of the Company’s stock on the date of grant, with 25% of the award vesting immediately and 25% vesting for each of the next three years.

In March 2015, 1,225 shares of common stock were granted to non-employee directors under the 2014 Plan. This stock award has a grant date fair value of $57.27 per share, based on the closing price of the Company’s stock on the date of grant and vested immediately.

In November 2014, the Board of Directors granted 9,500 restricted shares of the Company’s stock to certain key employees. This restricted stock award has a grant date fair value of $42.65, based on the closing price of the Company’s stock on the date of grant, of which 20% of the award vested immediately and the remaining award vests in increments of 20% each year for the next four years.

In March 2014, 3,024 shares of common stock were granted to non-employee directors under the 2014 Plan. This stock award has a grant date fair value of $19.88 per share, based on the closing price of the Company’s stock on the date of grant and vested immediately.

In May 2012, the Company granted to certain key employees, 104,000 nonqualified stock options. The exercise price for these awards was fixed at the grant date and was equal to the fair market value of the stock on that date. These nonqualified stock options vest in increments of 20% each year.

In November 2010, the Company granted to certain key employees, 50,000 nonqualified stock options and 64,000 performance-based variable nonqualified stock options. The exercise price for these awards was fixed at the grant date and was equal to the fair market value of the stock on that date. The nonqualified stock options vested in increments of 20% each year. The performance-based nonqualified stock options were eligible to be earned in four quarterly installments and one annual installment with vesting to occur in increments of 20% each year for any options earned. In order to meet the performance criteria, certain quarterly and annual “operating ratio” results must have been achieved during 2011. During 2011, 4,442 performance-based variable nonqualified stock options were earned with vesting beginning during the third quarter of 2012. The remaining 59,558 performance-based variable nonqualified stock options expired as the related performance criteria was not met.

During 2016 and 2015, there were no grants of nonqualified stock options. At December 31, 2016, 355,000 shares were available for granting future options or restricted stock.

The grant date fair value of stock and stock options vested during 2016, 2015 and 2014 was approximately $273,000, $274,000 and $263,000, respectively. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $302,000 during 2016 and includes approximately $70,000 recognized as a result of the grant of 325 shares of stock to each non-employee director during the first quarter of 2016. The Company recognized a total income tax benefit of approximately $113,000 related to stock-based compensation expense during 2016. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.03 and $0.02, respectively during 2016. As of December 31, 2016, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $239,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $135,000 in additional compensation expense related to unvested option awards during 2017, $98,000 in additional compensation expense related to unvested option awards during 2018 and $6,000 in additional compensation expense related to unvested option awards during 2019.

Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $267,000 during 2015 and included approximately $70,000 recognized as a result of the grant of 175 shares of stock to each non-employee director during the first quarter of 2015. The Company recognized a total income tax benefit of approximately $103,000 related to stock-based compensation expense during 2015. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.02 during 2015.

Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $270,000 during 2014 and included approximately $60,000 recognized as a result of the grant of 504 shares of stock to each non-employee director during the first quarter of 2014 and approximately $94,000 recognized as a result of the grant of 9,500 shares of stock to certain key employees during the fourth quarter of 2014. The Company recognized a total income tax benefit of approximately $106,000 related to stock-based compensation expense during 2014. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.02 during 2014.

Transactions in stock options under these plans are summarized as follows:

	Shares Under Option	Weighted- Average Exercise Price

Outstanding—January 1, 2014:	164,098	$10.99
Granted	-	-
Exercised	(77,708)	10.88
Canceled	(42)	11.22

Outstanding—December 31, 2014:	86,348	$11.09
Granted	-	-
Exercised	(20,250)	11.65
Canceled	-	-

Outstanding—December 31, 2015:	66,098	$10.92
Granted	-	-
Exercised	(7,917)	11.41
Canceled	(2,050)	10.91

Outstanding—December 31, 2016:	56,131	$10.85

Options exercisable—December 31, 2016:	43,331	$10.84

Information related to the Company’s option activity as of December 31, 2016, and changes during the year then ended is presented below:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding at January 1, 2016	66,098	$10.92
Granted	-	-
Exercised	(7,917)	11.41
Canceled/forfeited/expired	(2,050)	10.91
Outstanding at December 31, 2016	56,131	$10.85	3.2	$849,026

Fully vested and exercisable at December 31, 2016	43,331	$10.84	2.6	$656,002

___________________________

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on December 31, 2016, was $25.98.

There were no options granted during 2016, 2015, or 2014. The weighted-average grant-date fair value of options either canceled, forfeited, or expired during 2016 was $6.07. There were no options either canceled, forfeited, or expired during 2015. The weighted-average grant-date fair value of options either canceled, forfeited, or expired during 2014 was $6.34 per share.

The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014, were approximately $101,000, $940,000 and $1,355,000, respectively.

A summary of the status of the Company’s nonvested options and restricted stock as of December 31, 2016 and changes during the year ended December 31, 2016, is presented below:

	Stock Options		Restricted Stock
	Number of Options	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value*
Nonvested at January 1, 2016	28,205	$6.07	5,700	$42.65
Granted	-	-	7,275	30.81
Canceled/forfeited/expired	(2,050)	6.07	(450)	42.65
Vested	(13,355)	6.07	(5,475)	35.02
Nonvested at December 31, 2016	12,800	$6.06	7,050	$36.35

___________________________
* The weighted-average grant date fair value was based on the closing price of the Company’s stock on the date of the grant.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of December 31, 2016 and the number and weighted average exercise price of options exercisable as of December 31, 2016 is as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$10.44	15,000	1.2	15,000
$10.90	6,000	0.4	6,000
$10.90	25,600	5.4	12,800
$11.22	5,531	3.9	5,531
$11.54	4,000	0.2	4,000
	56,131	3.2	43,331

Cash received from option exercises totaled approximately $91,000, $236,000 and $846,000 during the years ended December 31, 2016, 2015 and 2014, respectively. The Company issues new shares upon option exercise.

13.	EARNINGS PER SHARE

Basic earnings per common share was computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share was calculated as follows:

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share data)

Net income	$11,101	$21,436	$13,491

Basic weighted average common shares outstanding	6,627	7,288	7,990
Dilutive effect of common stock equivalents	22	37	44

Diluted weighted average common shares outstanding	6,649	7,325	8,034

Basic earnings per share	$1.68	$2.94	$1.69

Diluted earnings per share	$1.67	$2.93	$1.68

14.	BENEFIT PLAN

The Company sponsors a benefit plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deductible contributions to the plan. The plan provides for employer matching contributions of 50% of each participant’s voluntary contribution up to 3% of the participant’s compensation and vests at the rate of 20% each year until fully vested after five years. Total employer matching contributions to the plan were approximately $161,000, $171,000 and $162,000 in 2016, 2015 and 2014, respectively.

15.	COMMITMENTS AND CONTINGENCIES

Other than the lawsuit discussed below, the Company is not a party to any pending legal proceedings which management believes to be material to the Consolidated financial statements of the Company. The Company maintains liability insurance against risks arising in the normal course of its business.

We are a defendant in a collective-action lawsuit which was re-filed on December 9, 2016, in the United States District Court for the Western District of Arkansas. The plaintiffs, who are former drivers who worked for the Company during the period of December 6, 2013, through the date of the filing, allege unsubstantiated violations under the Fair Labor Standards Act and the Arkansas Minimum Wage Law. The plaintiffs, through their attorneys, have filed causes of action alleging “Failure to pay minimum wage during orientation, failure to pay minimum wage to team drivers after initial orientation, failure to pay minimum wage to solo-drivers after initial orientation, failure to pay for compensable travel time, Comdata card fees, unlawful deductions, and breach of contract.” The plaintiffs are seeking actual and liquidated damages to include court costs and legal fees. The lawsuit is currently under preliminary review. We cannot reasonably estimate, at this time, the possible loss or range of loss, if any, that may arise from this lawsuit. Management has determined that any losses under this claim will not be covered by existing insurance policies.

During 2014, the Company’s subsidiaries entered into operating leases for the lease of 421 trucks. Revenue equipment held under operating leases is not carried on our balance sheet and the respective lease payments are reflected in our consolidated statements of operations as a component of the Rents and purchased transportation category.

Leases for revenue equipment and certain premises under non-cancellable operating leases expire at various dates through 2021. Future minimum lease payments related to these non-cancellable leases at December 31, 2016 are as follows:

(in thousands)

2017	$5,912
2018	431
2019	67
2020	36
2021 and thereafter	6

Total	$6,452

Total rental expense, net of amounts reimbursed, for the years ended December 31, 2016, 2015 and 2014 was approximately $10,294,000, $12,057,000, and $6,239,000, respectively.

16.	LEASE INCOME

The Company has a lease-purchase program whereby we offer independent contractors the opportunity to lease a Company-owned truck. The terms associated with these leases require weekly lease payments over the term of the leases which range from 7 to 30 months. The cost and carrying amount of Company-owned trucks in this program at December 31, 2016 were approximately $44,691,000 and $16,522,000, respectively. The cost and carrying amount of Company-owned trucks in this program at December 31, 2015 was $35,199,000 and $15,382,000, respectively.

Leases in our lease-purchase program expire at various dates through 2018. Payments received under this program are classified in the Company’s financial statements under the consolidated statements of operations category Revenue. Future minimum lease receipts related to these leases at December 31, 2016 and 2015 were approximately $5,935,000 and $7,970,000.

The Company leases office and shop facilities to a related party. At December 31, 2016, the cost and carrying amount of the facilities leased were approximately $1,697,000 and $1,253,000, respectively. At December 31, 2015, the cost and carrying amount of the facilities leased were approximately $1,697,000 and $1,310,000, respectively. Future minimum lease receipts related to this lease at December 31, 2016 are approximately $12,000. See Note 18 to our consolidated financial statements.

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

At December 31, 2016, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$27,621	$27,621	-	-

During 2016 and 2015, there were no transfers of marketable securities between levels of fair value measurement.

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying values and estimated fair values of this other long-term debt at December 31, 2016 and 2015 are summarized as follows:

	2016		2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Long-term debt	$165,331	$163,975	$129,271	$129,024

The Company has not elected the fair value option for any of our financial instruments.

18.	RELATED PARTY TRANSACTIONS

In the normal course of business, transactions for transportation and repair services, equipment, property leases and other services are conducted between the Company and companies affiliated with our Chairman and a controlling stockholder. The Company recognized approximately $4,834,000, $11,325,000 and $13,253,000 in operating revenue and approximately $8,837,000, $4,834,000 and $1,440,000 in operating expenses in 2016, 2015, and 2014, respectively. In addition, also in the normal course of business, the Company sold trucks to an affiliated company owned by our Chairman and a controlling stockholder for approximately $67,500 and $750,000 during 2015 and 2014, respectively.

The Company purchased physical damage, auto liability, general liability, and workers’ compensation insurance through an unaffiliated insurance broker which was written by an insurance company affiliated with our Chairman and a controlling stockholder. Premiums paid for physical damage coverage were approximately $2,091,000, $2,467,000 and $2,597,000 for 2016, 2015, and 2014, respectively. Premiums paid for auto liability coverage during 2016, 2015, and 2014 were approximately $11,030,000, $9,605,000 and $9,464,000, respectively. Premiums paid for general liability coverage during 2016, 2015, and 2014 were approximately $21,000, $23,000, and $22,000, respectively. Premiums paid for workers’ compensation coverage during 2016, 2015, and 2014 were approximately $298,000, $276,000 and $267,000, respectively.

Amounts owed to the Company by these affiliates were approximately $929,000 and $2,482,000 at December 31, 2016 and 2015, respectively. Of the accounts receivable at December 31, 2016 and 2015, approximately $925,000 and $2,370,000 represent freight transportation and approximately $4,000 and $5,000 represent revenue resulting from maintenance performed in the Company’s maintenance facilities and charges paid by the Company to third parties on behalf of their affiliate and charged back at the amount paid, respectively. Approximately $106,000 represents property lease charges at December 31, 2015. There were no amounts receivable for property lease charges at December 31, 2016. Amounts representing prepaid insurance premiums at December 31, 2016 and 2015 were approximately $472,000 and $481,000, respectively. Amounts payable to affiliates at December 31, 2016 and 2015 were approximately $1,297,000 and $1,236,000 respectively.

19.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present quarterly financial information for 2016 and 2015:

	2016
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Operating revenues	$103,589	$111,516	$109,393	$108,354
Operating expenses and costs	98,003	104,162	104,098	106,661

Operating income	5,586	7,354	5,295	1,693
Non-operating (loss) income	(22)	(10)	1,235	282
Interest expense	(822)	(910)	(927)	(982)
Income tax expense	(1,807)	(2,442)	(2,152)	(270)

Net income	$2,935	$3,992	$3,451	$723

Net income per common share:
Basic	$0.41	$0.61	$0.54	$0.11
Diluted	$0.41	$0.61	$0.53	$0.11

Average common shares outstanding:
Basic	7,121	6,551	6,439	6,400
Diluted	7,145	6,572	6,458	6,425

	2015
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Operating revenues	$99,483	$108,033	$107,110	$102,424
Operating expenses and costs	90,336	96,151	96,884	97,449

Operating income	9,147	11,882	10,226	4,975
Non-operating income (loss)	245	272	(132)	1,131
Interest expense	(617)	(644)	(732)	(825)
Income tax expense	(3,406)	(4,471)	(3,567)	(2,048)

Net income	$5,369	$7,039	$5,795	$3,233

Net income per common share:
Basic	$0.72	$0.95	$0.81	$0.45
Diluted	$0.72	$0.94	$0.80	$0.45

Average common shares outstanding:
Basic	7,425	7,431	7,186	7,116
Diluted	7,467	7,474	7,219	7,144

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

P.A.M. Transportation Services, Inc.

We have audited the internal control over financial reporting of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated March 14, 2017, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

March 14, 2017

Item 9B. Other Information.

None.

PART III

Portions of the information required by Part III of Form 10-K are, pursuant to General Instruction G (3) of Form 10-K, incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held on April 26, 2017. We will, within 120 days of the end of our fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

Item 10. Directors, Executive Officers and Corporate Governance.

The information presented under the captions “Election of Directors”, “Executive Compensation”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance – Code of Ethics”, “Corporate Governance – Director Nominating Process” and “Corporate Governance – Board Committees,” in the proxy statement is incorporated here by reference.

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

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2016, information about compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans approved by Security Holders	63,181	$10.85	(1)	354,526

Equity Compensation Plans not approved by Security Holders	-0-	-0-		-0-

Total	63,181	$10.85		354,526

(1)	Excludes shares of restricted stock, which do not require the payment of an exercise price.

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

Report of Independent Registered Public Accounting Firm - Grant Thornton LLP

Consolidated Balance Sheets - December 31, 2016 and 2015

Consolidated Statements of Operations - Years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income - Years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows - Years ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted as the required  information is inapplicable, or because the information is presented in the consolidated financial statements or related notes.

(3)	Exhibits.

The following exhibits are filed with or incorporated by reference into this Report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Form S-1 Registration Statement under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986 (“1986 S-1”); (ii) the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“3/31/02 10-Q”); (iii) the Form 8-K filed on May 31, 2006 (“5/31/06 8-K”); (iv) the Form 8-K filed on December 11, 2007 (“12/11/07 8-K”); (v) the Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 10-K”); (vi) the Form 8-K filed on July 16, 2009 (“7/16/09 8-K”); (vii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (“6/30/09 10-Q”), (viii) the Form 8-K filed on December 3, 2010 (“12/03/10 8-K”); (ix) the Schedule 14A filed on April 23, 2014 (“4/23/14 DEF 14A”); (x) the Form 8-K filed on April 1, 2016 (“04/1/16 8-K”).

Exhibit #		Description of Exhibit

*3.1		Amended and Restated Certificate of Incorporation of the Registrant (Exh. 3.1, 3/31/02 10-Q)

*3.2		Amended and Restated By-Laws of the Registrant (Exh. 3.2, 12/11/07 8-K)

*4.1		Specimen Stock Certificate (Exh. 4.1, 1986 S-1)

*4.2		Amended and Restated Loan Agreement dated March 28, 2016 and among P.A.M. Transport, Inc., First Tennessee Bank National Association and the Company (Exh. 4.1, 04/1/16 8-K)

*4.2.1		Fourth Amended and Restated Consolidated Revolving Credit Note dated March 28, 2016 by P.A.M. Transport, Inc. in favor of First Tennessee Bank National Association (Exh. 4.2, 04/1/16 8-K)

*4.2.2		Amended and Restated Security Agreement dated March 28, 2016 by and between P.A.M. Transport, Inc. and First Tennessee Bank National Association (Exh. 4.3, 04/1/16 8-K)

*4.2.3		Fourth Amended and Restated Guaranty Agreement of the Company, dated March 28, 2016, in favor of First Tennessee Bank National Association (Exh. 4.4, 04/1/16 8-K)

*10.1	(1)	Employment Agreement between the Registrant and Daniel H. Cushman, dated June 29, 2009 (Exh. 10.1, 6/30/09 10-Q)

*10.2	(1)	2006 Stock Option Plan (Exh. 10.1, 5/31/06 8-K)

*10.3	(1)	Form of Non-Qualified Stock Option Agreement for Non-Employee Director stock options that are granted under the 2006 Stock Option Plan (Exh. 10.2, 5/31/06 8-K)

*10.4	(1)	Incentive Compensation Plan (Exh. 10.3, 7/16/09 8-K)

*10.5	(1)	Consulting Agreement between the Registrant and Manuel J. Moroun, dated December 6, 2007 (Exh. 10.10, 2007 10-K)

*10.6	(1)	Form of Stock Option Agreement based on performance schedule and granted under the 2006 Stock Option Plan (Exh. 10.1, 12/03/10 8-K)

*10.7	(1)	Form of Stock Option Agreement granted under the 2006 Stock Option Plan (Exh. 10.2, 12/03/10 8-K)

*10.8	(1)	2014 Amended and Restated Stock Option and Incentive Plan (Appendix A, 4/23/14 DEF 14A)

21.1		Subsidiaries of the Registrant

23.1		Consent of Grant Thornton LLP

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: March 9, 2017	By:	/s/ Daniel H. Cushman
DANIEL H. CUSHMAN
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 9, 2017	By:	/s/ Frederick P. Calderone
FREDERICK P. CALDERONE, Director

Dated: March 9, 2017	By:	/s/ Daniel H. Cushman
DANIEL H. CUSHMAN
President and Chief Executive Officer, Director
(principal executive officer)

Dated: March 9, 2017	By:	/s/ W. Scott Davis
W. SCOTT DAVIS, Director

Dated: March 9, 2017	By:	/s/ Norman E. Harned
NORMAN E. HARNED, Director

Dated: March 9, 2017	By:	/s/ Franklin H. McLarty
FRANKLIN H. MCLARTY, Director

Dated: March 9, 2017	By:	/s/ Manuel J. Moroun
MANUEL J. MOROUN, Director

Dated: March 9, 2017	By:	/s/ Matthew T. Moroun
MATTHEW T. MOROUN, Director and Chairman of the Board

Dated: March 9, 2017	By:	/s/ Daniel C. Sullivan
DANIEL C. SULLIVAN, Director

Dated: March 9, 2017	By:	/s/ Allen W. West
ALLEN W. WEST
Vice President-Finance, Chief Financial Officer, Secretary and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

The following exhibits are filed with or incorporated by reference into this Report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Form S-1 Registration Statement under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986 (“1986 S-1”); (ii) the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“3/31/02 10-Q”); (iii) the Form 8-K filed on May 31, 2006 (“5/31/06 8-K”); (iv) the Form 8-K filed on December 11, 2007 (“12/11/07 8-K”); (v) the Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 10-K”); (vi) the Form 8-K filed on July 16, 2009 (“7/16/09 8-K”);  (vii) the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (“6/30/09 10-Q”), (viii) the Form 8-K filed on December 3, 2010 (“12/03/10 8-K”); (ix) the Schedule 14A filed on April 23, 2014 (“4/23/14 DEF 14A”); (x) the Form 8-K filed on April 1, 2016 (“04/1/16 8-K”).

Exhibit #		Description of Exhibit

*3.1		Amended and Restated Certificate of Incorporation of the Registrant (Exh. 3.1, 3/31/02 10-Q)

*3.2		Amended and Restated By-Laws of the Registrant (Exh. 3.2, 12/11/07 8-K)

*4.1		Specimen Stock Certificate (Exh. 4.1, 1986 S-1)

*4.2		Amended and Restated Loan Agreement dated March 28, 2016 and among P.A.M. Transport, Inc., First Tennessee Bank National Association and the Company (Exh. 4.1, 04/1/16 8-K)

*4.2.1		Fourth Amended and Restated Consolidated Revolving Credit Note dated March 28, 2016 by P.A.M. Transport, Inc. in favor of First Tennessee Bank National Association (Exh. 4.2, 04/1/16 8-K)

*4.2.2		Amended and Restated Security Agreement dated March 28, 2016 by and between P.A.M. Transport, Inc. and First Tennessee Bank National Association (Exh. 4.3, 04/1/16 8-K)

*4.2.3		Fourth Amended and Restated Guaranty Agreement of the Company, dated March 28, 2016, in favor of First Tennessee Bank National Association (Exh. 4.4, 04/1/16 8-K)

*10.1	(1)	Employment Agreement between the Registrant and Daniel H. Cushman, dated June 29, 2009 (Exh. 10.1, 6/30/09 10-Q)

*10.2	(1)	2006 Stock Option Plan (Exh. 10.1, 5/31/06 8-K)

*10.3	(1)	Form of Non-Qualified Stock Option Agreement for Non-Employee Director stock options that are granted under the 2006 Stock Option Plan (Exh. 10.2, 5/31/06 8-K)

*10.4	(1)	Incentive Compensation Plan (Exh. 10.3, 7/16/09 8-K)

*10.5	(1)	Consulting Agreement between the Registrant and Manuel J. Moroun, dated December 6, 2007 (Exh. 10.10, 2007 10-K)

*10.6	(1)	Form of Stock Option Agreement based on performance schedule and granted under the 2006 Stock Option Plan (Exh. 10.1, 12/03/10 8-K)

*10.7	(1)	Form of Stock Option Agreement granted under the 2006 Stock Option Plan (Exh. 10.2, 12/03/10 8-K)

*10.8	(1)	2014 Amended and Restated Stock Option and Incentive Plan (Appendix A, 4/23/14 DEF 14A)

21.1		Subsidiaries of the Registrant

23.1		Consent of Grant Thornton LLP

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Management contract or compensatory plan or arrangement.