Form 10-Q
period 2017-03-31
PAM TRANSPORTATION SERVICES INC
filed 2017-05-04
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 14, 2017
Common Stock, $.01 Par Value	6,406,351

P.A.M. TRANSPORTATION SERVICES, INC.

Form 10-Q

For The Quarter Ended March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) (in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$158	$137
Accounts receivable-net:
Trade, less allowance of $1,030 and $994, respectively	60,217	56,143
Other	4,790	4,982
Inventories	1,782	1,900
Prepaid expenses and deposits	7,573	8,777
Marketable equity securities	25,520	27,621
Income taxes refundable	687	738
Total current assets	100,727	100,298

Property and equipment:
Land	5,374	5,374
Structures and improvements	18,886	18,861
Revenue equipment	349,007	355,339
Office furniture and equipment	10,501	10,402
Total property and equipment	383,768	389,976
Accumulated depreciation	(117,067)	(112,600)
Net property and equipment	266,701	277,376

Other assets	2,393	2,392

TOTAL ASSETS	$369,821	$380,066

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,247	$16,088
Accrued expenses and other liabilities	21,739	22,330
Current maturities of long-term debt	43,942	42,806
Total current liabilities	81,928	81,224

Long-term debt-less current portion	111,098	124,391
Deferred income taxes	80,925	80,293
Total liabilities	273,951	285,908

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,520,411 and 11,510,863 shares issued; 6,406,351 and 6,396,803 shares outstanding at March 31, 2017 and December 31, 2016, respectively	115	115
Additional paid-in capital	80,983	80,822
Accumulated other comprehensive income	6,554	7,476
Treasury stock, at cost; 5,114,060 shares	(122,835)	(122,835)
Retained earnings	131,053	128,580
Total shareholders’ equity	95,870	94,158

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$369,821	$380,066

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
OPERATING REVENUES:
Revenue, before fuel surcharge	$93,603	$93,649
Fuel surcharge	15,802	9,940
Total operating revenues	109,405	103,589

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	25,904	27,482
Operating supplies and expenses	20,232	19,119
Rents and purchased transportation	43,123	37,387
Depreciation	10,671	9,177
Insurance and claims	4,697	4,058
Other	2,117	2,170
Gain on disposition of equipment	(1)	(1,390)
Total operating expenses and costs	106,743	98,003

OPERATING INCOME	2,662	5,586

NON-OPERATING INCOME (LOSS)	2,052	(22)
INTEREST EXPENSE	(977)	(822)

INCOME BEFORE INCOME TAXES	3,737	4,742

FEDERAL AND STATE INCOME TAX EXPENSE:
Current	67	24
Deferred	1,387	1,783
Total federal and state income tax expense	1,454	1,807

NET INCOME	$2,283	$2,935

INCOME PER COMMON SHARE:
Basic	$0.36	$0.41
Diluted	$0.36	$0.41

AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,399	7,121
Diluted	6,425	7,145

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Comprehensive Income (unaudited) (in thousands)

	Three Months Ended
	March 31,
	2017	2016

NET INCOME	$2,283	$2,935

Other comprehensive income, net of tax:

Reclassification adjustment for realized (gains) losses on marketable securities included in net income (1)	(900)	51

Reclassification adjustment for unrealized losses on marketable securities included in net income, net of income taxes (2)	-	146

Changes in fair value of marketable securities (3)	(22)	296

COMPREHENSIVE INCOME	$1,361	$3,428

__________

(1) Net of deferred income taxes of $(551) and $31, respectively.

(2) Net of deferred income taxes of $0 and $89, respectively.

(3) Net of deferred income taxes of $(15) and $181, respectively.

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Three Months Ended
	March 31,
	2017	2016
OPERATING ACTIVITIES:
Net income	$2,283	$2,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,671	9,177
Bad debt expense	36	135
Sale leaseback deferred gain amortization	-	(57)
Stock compensation-net of excess tax benefits	115	149
Provision for deferred income taxes	1,387	1,783
Reclassification of unrealized loss on marketable equity securities	-	235
Recognized (gain) loss on marketable equity securities	(1,782)	89
Gain on sale or disposal of equipment	(1)	(1,390)
Changes in operating assets and liabilities:
Accounts receivable	(3,757)	(5,625)
Prepaid expenses, inventories, and other assets	1,321	(255)
Income taxes refundable	51	2,386
Trade accounts payable	197	4,385
Accrued expenses and other liabilities	1,999	1,459
Net cash provided by operating activities	12,520	15,406

INVESTING ACTIVITIES:
Purchases of property and equipment	(4,038)	(20,828)
Proceeds from disposition of equipment	4,005	3,970
Change in restricted cash	(161)	(1,239)
Sales of marketable equity securities	2,368	279
Purchases of marketable equity securities, net of return of capital	28	(886)
Net cash provided by (used in) investing activities	2,202	(18,704)

FINANCING ACTIVITIES:
Borrowings under line of credit	104,149	117,758
Repayments under line of credit	(105,511)	(126,485)
Borrowings of long-term debt	-	22,054
Repayments of long-term debt	(10,795)	(10,377)
Borrowings under margin account	41	953
Repayments under margin account	(2,631)	(555)
Repurchases of common stock	-	(122)
Exercise of stock options	46	74
Net cash (used in) provided by financing activities	(14,701)	3,300

NET INCREASE IN CASH AND CASH EQUIVALENTS	21	2

CASH AND CASH EQUIVALENTS-Beginning of period	137	157

CASH AND CASH EQUIVALENTS-End of period	$158	$159

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$989	$824
Income taxes	$16	$38

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$29	$10,345

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statement of Shareholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2017	6,397	$115	$80,822	$7,476	$(122,835)	$128,580	$94,158

Net Income						2,283	2,283

Other comprehensive income, net of tax of $(566)				(922)			(922)

Exercise of stock options-shares issued including tax benefits	9		46				46

Share-based compensation			115				115

Cumulative effect adjustment – ASU 2016-09						190	190

Balance at March 31, 2017	6,406	$115	$80,983	$6,554	$(122,835)	$131,053	$95,870

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2017

NOTE A: BASIS OF PRESENTATION

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “P.A.M.,” the “Company,” “we,” “our,” or “us” mean P.A.M. Transportation Services, Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

NOTE B: RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board, (“FASB”), issued Accounting Standards Update, (“ASU”) No. 2014-09, (“ASU 2014-09”), Revenue from Contracts with Customers. The objective of ASU 2014-19 and subsequent amendments is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification, (“ASC”). The new guidance, as amended, is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is not permitted prior to annual periods beginning after December 31, 2016. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09.

The Company has performed an analysis of the effects of adopting this guidance. The analysis included the following items:

●	identifying what constitutes a contract within the Company’s business practices,
●	identifying performance obligations within our contracts,
●	determining transaction prices,
●	allocating the transaction price to performance obligations,
●	determination of when performance obligations are satisfied and revenue is earned,
●	disaggregation of revenue by source within segments, and
●	principal versus agent considerations.

Based upon this evaluation, the adoption of this guidance is not expected to have a significant impact on the Company’s financial condition, results of operations, or cash flows.

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

Based upon this evaluation, the adoption of this guidance are not expected to have a significant impact on the Company’s financial condition or cash flows, but it is expected to have a significant impact on the Company’s results of operations through the recognition of increases or decreases in market value each reporting period rather than recognizing them through comprehensive income.

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

In March 2016, the FASB issued ASU No. 2016-08, (“ASU 2016-08”), Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new guidance is effective for public companies for annual periods beginning after December 15, 2017, and interim periods within those years. Early adoption is not permitted. The Company has evaluated the effects of adopting this guidance and it is not expected to have a significant impact on the Company’s financial condition, results of operations, or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, (“ASU 2016-09”), Compensation – Stock Compensation (Topic 718). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The adoption of this guidance on January 1, 2017, did not have a significant impact on the Company’s financial condition, results of operations, or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, (“ASU 2016-13”), Accounting for Credit Losses (Topic 326). ASU 2016-13 requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the new guidance, but does not expect it to have a material impact on its financial condition, results of operations, or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, (“ASU 2016-15”), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 amends the guidance in ASC 230, Statement of Cash Flows, and clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company has evaluated the effects of adopting ASU 2016-15 and does not expect it to have a material impact on its financial condition, results of operations, or cash flows.

In November 2016, the FASB issued ASU No. 2016-18, (“ASU 2016-18”), Statement of Cash Flows (Topic 230). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard is intended to reduce diversity in practice in how restricted cash or restricted cash equivalents are presented and classified in the statement of cash flows. ASU No. 2016-18 is effective for fiscal years, and interim periods, beginning after December 15, 2017, with early adoption permitted. The standard requires application using a retrospective transition method. The adoption of ASU No. 2016-18 will change the presentation and classification of restricted cash and restricted cash equivalents in our consolidated statements of cash flows but is not expected to have a material impact on its financial condition, results of operations, or cash flows.

With the exception of the new standards discussed above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2017, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, that are of significance or potential significance to the Company.

NOTE C: MARKETABLE EQUITY SECURITIES

The Company accounts for its marketable securities in accordance with ASC Topic 320, (“ASC Topic 320”), Investments-Debt and Equity Securities. ASC Topic 320 requires companies to classify their investments as trading, available-for-sale, or held-to-maturity. The Company’s investments in marketable securities are classified as available-for-sale and consist of equity securities. Management determines the appropriate classification of these securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The cost of securities sold is based on the specific identification method, and interest and dividends on securities are included in non-operating income (loss).

Marketable equity securities are carried at fair value, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income in shareholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in the determination of net income. A quarterly evaluation is performed in order to judge whether declines in value below cost should be considered temporary and when losses are deemed to be other-than-temporary. Several factors are considered in this evaluation process including the severity and duration of the decline in value, the financial condition and near-term outlook for the specific issuer and the Company’s ability to hold the securities.

Based upon this evaluation, the Company determined that an impairment charge was not necessary for the quarter ended March 31, 2017. For the quarter ended March 31, 2016, the evaluation resulted in an impairment charge of approximately $235,000 in the Company’s non-operating income (loss) in its consolidated statements of operations.

The following table sets forth cost, market value and unrealized gains on equity securities as of March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
	(in thousands)
Fair market value	$25,520	$27,621
Cost	14,955	15,569
Net unrealized gains	$10,565	$12,052

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
	(in thousands)
Gross unrealized gains	$10,686	$12,161
Gross unrealized losses	121	109
Net unrealized gains	$10,565	$12,052

As of March 31, 2017 and December 31, 2016, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $6,554,000 and $7,476,000, respectively.

For the quarter ended March 31, 2017, the Company had net unrealized gains in market value on its marketable equity securities of approximately $922,000, net of deferred income taxes. For the year ended December 31, 2016, the Company had net unrealized gains in market value on its marketable equity securities of approximately $2,166,000, net of deferred income taxes.

For the quarter ended March 31, 2017, the Company recognized dividends of approximately $221,000 in non-operating income (loss) in its statements of operations. For the quarter ended March 31, 2016, the Company recognized dividends of approximately $259,000 in non-operating income (loss) in its consolidated statements of operations.

There were no reclassifications of marketable securities between trading and available-for- sale categories during the first three months of 2017 or 2016.

The following table shows the Company’s net realized gains and (losses) during the first three months of 2017 and 2016 on certain marketable equity securities. The cost of securities sold is based on the specific identification method, and interest and dividends on securities are included in non-operating income (loss).

	Three Months Ended
	March 31, 2017	March 31, 2016
	(in thousands)
Realized gain (loss)
Sale proceeds	$2,367	$279
Cost of securities sold	585	368
Realized gain (loss)	$1,782	$(89)

Realized gain (loss), net of taxes	$1,089	$(55)

At March 31, 2017, the Company’s investments’ approximate fair value of securities in a loss position and related gross unrealized losses were $2,127,000 and $121,000, respectively. At December 31, 2016, the Company’s investments’ approximate fair value of securities in a loss position and related gross unrealized losses were $1,340,000 and $109,000, respectively. As of March 31, 2017 and December 31, 2016, there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of March 31, 2017 and December 31, 2016, the Company had outstanding borrowings of approximately $7,768,000 and $10,358,000, respectively, under its margin account. Margin account borrowings are used for the purchase of marketable equity securities and as a source of short-term liquidity and are included in Accrued expenses and other liabilities on our consolidated balance sheets.

NOTE D: STOCK BASED COMPENSATION

The Company maintains a stock incentive plan under which incentive and nonqualified stock options, and other stock awards may be granted. On March 2, 2006, the Company’s Board of Directors (the “Board”) adopted, and shareholders later approved, the 2006 Stock Option Plan (the “2006 Plan”). Under the 2006 Plan, 750,000 shares were reserved for the issuance of stock options to directors, officers, key employees, and others. The option exercise price under the 2006 Plan is the fair market value of the stock on the date the option is granted. The fair market value is determined by the average of the highest and lowest sales prices for a share of the Company’s common stock, on its primary exchange, on the same date that the option is granted. On March 13, 2014, the Board adopted, and on May 29, 2014 our shareholders approved, the 2014 Amended and Restated Stock Option and Incentive Plan (the “2014 Plan”) which replaced the 2006 Plan. The shares which remained reserved under the 2006 Plan were carried over to the 2014 Plan and are reserved for the issuance of stock awards to directors, officers, key employees, and others. The stock option exercise price and the restricted stock purchase price under the 2014 Plan shall not be less than 85% of the fair market value of the Company’s common stock on the date the award is granted. The fair market value is determined by the closing price of the Company’s common stock, on its primary exchange, on the same date that the option or award is granted.

Outstanding nonqualified stock options at March 31, 2017, must be exercised within either five or ten years from the date of grant. Outstanding nonqualified stock options granted to members of the Board vested immediately while outstanding nonqualified stock options issued to employees vest in increments of 20% to 25% each year.

During the first three months of 2017, 4,298 shares of common stock were granted to non-employee directors under the 2014 Plan. The stock awarded to non-employee directors had a grant date fair value of $16.29 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately.

The total grant date fair value of stock and stock options vested during the first three months of 2017 was approximately $109,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first three months of 2017 was approximately $115,000 and includes approximately $70,000 recognized as a result of the grant of 614 shares to each non-employee director during the first quarter of 2017. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.01 during the three months ended March 31, 2017. As of March 31, 2017, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $194,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $90,000 in additional compensation expense related to unvested option awards during the remainder of 2017 and to recognize approximately $98,000 and $6,000 in additional compensation expense related to unvested option awards during the years 2018 and 2019, respectively.

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

Information related to stock option activity for the three months ended March 31, 2017 is as follows:

	Shares Under Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding-January 1, 2017	56,131	$10.85
Granted	-	-
Exercised	(4,000)	11.54
Cancelled/forfeited/expired	-	-
Outstanding at March 31, 2017	52,131	$10.80	3.2	$286,116

Exercisable at March 31, 2017	39,331	$10.77	2.6	$217,124

___________________________

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on March 31, 2017, was $16.29.

A summary of the status of the Company’s nonvested options and restricted stock as of March 31, 2017 and changes during the three months ended March 31, 2017, is as follows:

	Stock Options		Restricted Stock
	Number of Options	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value*
Nonvested at January 1, 2017	12,800	$6.06	7,050	$36.35
Granted	-	-	4,298	16.29
Canceled/forfeited/expired	-	-	-	-
Vested	-	-	(5,548)	19.56
Nonvested at March 31, 2017	12,800	$6.06	5,800	$37.55

___________________________

* The weighted-average grant date fair value was based on the closing price of the Company’s stock on the date of the grant.

The number, weighted average exercise price, and weighted average remaining contractual life of options outstanding as of March 31, 2017 and the number and weighted average exercise price of options exercisable as of March 31, 2017 are as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$10.44	15,000	0.9	15,000
$10.90	6,000	0.1	6,000
$10.90	25,600	5.2	12,800
$11.22	5,531	3.7	5,531
	52,131	3.2	39,331

Cash received from option exercises totaled approximately $46,000 and $74,000 during the three months ended March 31, 2017 and March 31, 2016, respectively. The Company issues new shares upon option exercise.

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

	Three Months Ended March 31,
	2017		2016
	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$82,918	88.6	$82,107	87.7
Brokerage and Logistics Services revenue	10,685	11.4	11,542	12.3
Total revenues	$93,603	100.0	$93,649	100.0

NOTE F: TREASURY STOCK

The Company’s stock repurchase program has been extended and expanded several times, most recently in May 2014, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. The Company did not repurchase any shares of its common stock during the three months ending March 31, 2017.

The Company accounts for treasury stock using the cost method and as of March 31, 2017, 5,114,060 shares were held in the treasury at an aggregate cost of approximately $122,835,000.

NOTE G: ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2017:

Unrealized gains and losses on available-for-sale securities
(in thousands)

Balance at December 31, 2016, net of tax of $4,576	$7,476

Other comprehensive income before reclassifications, net of tax of $(15)	(22)
Amounts reclassified from accumulated other comprehensive income, net of tax of $(551)	(900)
Net other comprehensive (loss)	(922)

Balance at March 31, 2017, net of tax of $4,011	$6,554

The following table provides details about reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2017:

	Amounts Reclassified from Accumulated Other Comprehensive Income (a)
Details about Accumulated Other Comprehensive Income Component	Three Months Ended March 31, 2017	Statement of Operations Classification
	(in thousands)
Unrealized gains and losses on available-for-sale securities:
Prior period unrealized gain (loss) on securities sold	$1,451	Non-operating (expense) income
Tax expense	(551)	Income tax expense
Total after tax	$900	Net income

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

	Three Months Ended
	March 31,
	2017	2016
	(in thousands, except per share data)

Net income	$2,283	$2,935

Basic weighted average common shares outstanding	6,399	7,121
Dilutive effect of common stock equivalents	26	24
Diluted weighted average common shares outstanding	6,425	7,145

Basic earnings per share	$0.36	$0.41
Diluted earnings per share	$0.36	$0.41

As of March 31, 2017 and March 31, 2016, there were no options outstanding to purchase shares of common stock that had an anti-dilutive effect on the computation of diluted earnings per share.

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of March 31, 2017, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of March 31, 2017, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the three months ended March 31, 2017 and 2016, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

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

At March 31, 2017, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$25,520	$25,520	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at March 31, 2017 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$154,537	$153,138

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE AND LONG-TERM DEBT

At March 31, 2017, our notes payable obligations are payable in monthly installments ranging from 36 months to 60 months at a weighted average interest rate of 2.29%.  During the first three months of 2017, neither the Company nor any of the Company’s subsidiaries entered into any new debt installment obligations.

NOTE L: OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2017, the Company’s subsidiaries operated revenue equipment under various operating lease arrangements. Revenue equipment held under operating leases is not carried on our consolidated balance sheet and the respective lease payments are reflected in our consolidated statements of operations as a component of the Rent and purchased transportation category.

Rent expense related to revenue equipment under these leases were as follows:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)

Rent expense related to revenue equipment	$1,741	$2,544

Leases for revenue equipment under non-cancellable operating leases expire at various dates through 2018. Future minimum lease payments related to non-cancellable leases for revenue equipment at March 31, 2017 are:

(in thousands)
2017	$3,591
2018	181
Total future minimum lease payments	$3,772

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

NOTE N: SUBSEQUENT EVENTS

Management has evaluated subsequent events for recognition and disclosure through the date these financial statements were filed with the United States Securities and Exchange Commission and concluded that no subsequent events or transactions have occurred that require recognition or disclosure in our consolidated financial statements.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the fiscal year ended December 31, 2016.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 88.6% and 87.7% of total revenues, excluding fuel surcharges for the three months ended March 31, 2017 and 2016, respectively. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended March 31, 2017 and 2016, approximately $15.8 million and $9.9 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are shown net of fuel surcharges.

	Three Months Ended
	March 31,
	2017	2016
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	30.5	32.8
Operating supplies and expenses	5.3	11.1
Rents and purchased transportation	40.5	32.8
Depreciation	12.8	11.2
Insurance and claims	5.7	4.9
Other	2.4	2.6
Gain on sale or disposal of property	-	(1.7)
Total operating expenses	97.2	93.7
Operating income	2.8	6.3
Non-operating (expense) income	2.3	(0.1)
Interest expense	(1.1)	(0.9)
Income before income taxes	4.0	5.3

THREE MONTHS ENDED MARCH 31, 2017 VS. THREE MONTHS ENDED MARCH 31, 2016

During the first quarter of 2017, truckload services revenue, before fuel surcharges, increased 1.0% to $82.9 million as compared to $82.1 million during the first quarter of 2016. The increase was primarily related to an increase in the number of miles traveled which was due to an increase in both the number of trucks operating in the fleet and equipment utilization. However, this increase was almost entirely offset by a decrease in the average rate charged to customers for our services. The average number of trucks operating in the fleet increased from 1,891 trucks during the first quarter of 2016 to 1,912 trucks during the first quarter of 2017 while the average miles traveled per truck each workday increased from 474 miles during the first quarter of 2016 to 491 miles during the first quarter of 2017. The increases in truck count and average daily utilization resulted in an increase in the total number of miles traveled from 57.4 million miles during the first quarter of 2016 to 60.1 million miles during the first quarter of 2017. The average rate charged to customers per total mile during the first quarter of 2017 decreased $0.05 as compared to the average rate charged during the first quarter of 2016.

Salaries, wages and benefits decreased from 32.8% of revenues, before fuel surcharges, in the first quarter of 2016 to 30.5% of revenues, before fuel surcharges, during the first quarter of 2017. The decrease relates primarily to a decrease in company driver wages paid during the first quarter of 2017 as compared to company driver wages paid during the first quarter of 2016. Our driver pool consists of both company drivers and third-party owner operator drivers. Company drivers are employees of the Company and perform services in company-owned equipment while owner-operator drivers provide services, under contract, using their own equipment. While each group is generally compensated on a per-mile basis, owner-operator payments are classified in the Company’s financial statements under Rent and purchased transportation. The decrease in Salaries, wages and benefits primarily resulted from a decrease in the proportion of total miles driven by company drivers during the first quarter of 2017 in comparison to the proportion of total miles driven by company drivers during the first quarter of 2016. This proportional decrease was the result of an increase in the average number of owner-operators under contract from 511 during the first quarter of 2016 to 631 during the first quarter of 2017. Also contributing to the decrease was a decrease in group health insurance claims expensed under the Company’s self-insured health plan during the first quarter of 2017 as compared to the first quarter of 2016.

Operating supplies and expenses decreased from 11.1% of revenues, before fuel surcharges, during the first quarter of 2016 to 5.3% of revenues, before fuel surcharges, during the first quarter of 2017. The decrease relates primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased as a result of higher fuel surcharge collections from customers and to an increase in the number of owner operators in our fleet from 511 during the first quarter of 2016 to 631 during the first quarter of 2017. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that during periods of rising fuel prices fuel surcharge collections increase while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner operators for their services is reported along with their base rate of pay in the Rent and purchased transportation category. These categorizations have the effect of reducing our net operating supplies and expenses while increasing the Rent and purchased transportation category, as discussed below. Also contributing to the decrease was a decrease in amounts paid for driver recruiting and driver training schools during the first quarter of 2017 as compared to amounts paid during first quarter of 2016.

Rents and purchased transportation increased from 32.8% of revenues, before fuel surcharges, during the first quarter of 2016 to 40.5% of revenues, before fuel surcharges, during the first quarter of 2017. This increase relates primarily to an increase in driver lease expense as the average number of owner operators under contract increased from 511 during the first quarter of 2016 to 631 during the first quarter of 2017. The increase in costs in this category, as they relate to the increase in owner operators, are partially offset by a reduction in other cost categories, such as repairs and fuel, which are generally borne by the owner operator.

Depreciation increased from 11.2% of revenues, before fuel surcharges, during the first quarter of 2016 to 12.8% of revenues, before fuel surcharges, during the first quarter of 2017. The increase relates primarily to a decrease in the estimated residual values of certain equipment, to an increase in the size of the Company’s trailer fleet, and to an increase in equipment costs. During the third quarter of 2016, the Company reduced the expected residual values of certain groups of trucks due to a prolonged depressed used truck market. The reduction in expected residual values resulted in additional depreciation expense of approximately $0.9 million during the first quarter of 2017. Since the end of first quarter of 2016, the company-owned trailer fleet has increased by 393 units. The Company uses a three-year and seven-year equipment replacement cycle for trucks and trailers, respectively, and the cost of new trucks and trailers have increased significantly over the previous three-year and seven-year periods. Depreciating higher cost equipment over the same length of time will result in an increase in depreciation expense during the respective period.

Insurance and claims increased from 4.9% of revenues, before fuel surcharges, during the first quarter of 2016 to 5.7% of revenues, before fuel surcharges, during the first quarter of 2017. The increase relates primarily to increases in auto liability premiums due to an increase in the rate charged per mile and in auto liability claims incurred during the first quarter of 2017 as compared to the first quarter of 2016.

Gains on sale or disposal of property were 1.7% of revenues, before fuel surcharges, during the first quarter of 2016. Gains on sale or disposal of property during the first quarter of 2017 were minimal. The decrease relates primarily to fewer trailers being sold during the first quarter of 2017 as compared to the first quarter of 2016.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 93.7% for the first quarter 2016 to 97.2% for the first quarter of 2017.

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

	Three Months Ended
	March 31,
	2017	2016
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	5.4	4.6
Rents and purchased transportation	90.2	91.0
Other	1.0	0.6
Total operating expenses	96.6	96.2
Operating income	3.4	3.8
Non-operating (expense) income	1.2	(0.1)
Interest expense	(0.5)	(0.5)
Income before income taxes	4.1	3.2

THREE MONTHS ENDED MARCH 31, 2017 VS. THREE MONTHS ENDED MARCH 31, 2016

During the first quarter of 2017, logistics and brokerage services revenue, before fuel surcharges, decreased 7.4% to $10.7 million as compared to $11.5 million during the first quarter of 2016. The decrease relates to a decrease in the average rates charged to our customers and in the number of brokered loads during the first quarter of 2017 as compared to the first quarter of 2016.

Salaries, wages and benefits increased from 4.6% of revenues, before fuel surcharges, in the first quarter of 2016 to 5.4% of revenues, before fuel surcharges, during the first quarter of 2017. The increase relates to an increase in group health insurance claims expensed under the Company’s self-insured health plan expensed to the logistics and brokerage division during the first quarter of 2017 as compared to the first quarter of 2016. The increase is also related to an increase in the number of employees assigned to the logistics and brokerage services division during the first quarter of 2017 as compared to the first quarter of 2016.

Rents and purchased transportation decreased from 91.0% of revenues, before fuel surcharges, during the first quarter of 2016 to 90.2% of revenues, before fuel surcharges during the first quarter of 2017. The decrease relates to a decrease in the negotiated amounts paid to third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 96.2% for the first quarter of 2016 to 96.6% for the first quarter of 2017.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED MARCH 31, 2017 VS. THREE MONTHS ENDED MARCH 31, 2016

Net income for all divisions was approximately $2.3 million, or 2.4% of revenues, before fuel surcharge for the first quarter of 2017 as compared to net income of $2.9 million, or 3.1% of revenues, before fuel surcharge for the first quarter of 2016. The decrease in income resulted in diluted earnings per share of $0.36 for the first quarter of 2017 as compared to diluted earnings per share of $0.41 for the first quarter of 2016.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our lines of credit, installment notes, and investment margin account.

During the first three months of 2017, we generated $12.5 million in cash from operating activities. Investing activities generated $2.2 million in cash in the first three months of 2017. Financing activities used $14.7 million in cash in the first three months of 2017.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first three months of 2017, we utilized cash on hand and our lines of credit to finance purchases of revenue equipment and other assets of approximately $4.0 million.

Occasionally, we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 60 months. We did not enter into any installment obligations during the first three months of 2017.

During the remainder of 2017, we expect to purchase approximately 400 new trucks and 400 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $54.3 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future.

During the first three months of 2017 we maintained a $40.0 million revolving line of credit. Amounts outstanding under the line of credit which bear interest at LIBOR (determined as of the first day of each month) plus 1.50% (2.28% at March 31, 2017), are secured by our accounts receivable and mature on July 1, 2018. At March 31, 2017 outstanding advances on the line of credit were approximately $1.2 million, including approximately $0.8 million in letters of credit, with availability to borrow $38.8 million.

Trade accounts receivable increased from $56.1 million at December 31, 2016 to $60.2 million at March 31, 2017. The increase relates to a general increase in freight revenues, which flows through the accounts receivable account, during the first quarter of 2017 as compared to the last quarter of 2016.

Marketable equity securities decreased from $27.6 million at December 31, 2016 to $25.5 million at March 31, 2017. The $2.1 million decrease was due to the sale of marketable equity securities with a combined market value of approximately $2.4 million and to an increase in market value of approximately $0.3 million during the first three months of 2017.

Revenue equipment, at March 31, 2017, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units and auxiliary power units, decreased approximately $6.3 million as compared to December 31, 2016. The decrease relates to the disposal of trucks and trailers in a greater quantity than the quantity of trucks and trailers purchased.

Long-term debt and current maturities of long term-debt are reviewed on an aggregate basis as the classification of amounts in each category is typically affected merely by the passage of time. Long-term debt and current maturities of long-term debt, on an aggregate basis, decreased from $167.2 million at December 31, 2016 to $155.0 million at March 31, 2017. The decrease was primarily related to installment note payments made during the first three months of 2017.

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

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities decreased to $25.5 million at March 31, 2017 from $27.6 million at December 31, 2016 and a 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $2.6 million. For additional information with respect to the marketable equity securities, see Note C to our condensed consolidated financial statements.

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

Commodity Price Risk

Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our 2016 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by $3.9 million.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk related to the activities of our branch office located in Mexico. Currently, we do not hedge our exchange rate exposure through any currency forward contracts, currency options, or currency swaps as all of our revenues, and substantially all of our expenses and capital expenditures, are transacted in U.S. dollars. However, certain operating expenditures and capital purchases related to our Mexico branch office are incurred within or exposed to fluctuations in the exchange rate between the U.S. dollar and the Mexican peso. Based on 2016 expenditures denominated in pesos, a 10% increase in the exchange rate would increase our annual operating expenses by $52,000.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: April 26, 2017	By: /s/ Daniel H. Cushman
Daniel H. Cushman
President and Chief Executive Officer
(principal executive officer)

Dated: April 26, 2017	By: /s/ Allen W. West
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