Form 10-Q
period 2017-06-30
PAM TRANSPORTATION SERVICES INC
filed 2017-08-07
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 18, 2017
Common Stock, $.01 Par Value	6,342,579

P.A.M. TRANSPORTATION SERVICES, INC.

Form 10-Q

For The Quarter Ended June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$189	$137
Accounts receivable-net:
Trade, less allowance of $1,112 and $994, respectively	58,246	56,143
Other	4,863	4,982
Inventories	1,635	1,900
Prepaid expenses and deposits	5,959	8,777
Marketable equity securities	24,736	27,621
Income taxes refundable	711	738
Total current assets	96,339	100,298

Property and equipment:
Land	5,374	5,374
Structures and improvements	18,868	18,861
Revenue equipment	357,031	355,339
Office furniture and equipment	10,596	10,402
Total property and equipment	391,869	389,976
Accumulated depreciation	(124,072)	(112,600)
Net property and equipment	267,797	277,376

Other assets	2,392	2,392

TOTAL ASSETS	$366,528	$380,066

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,992	$16,088
Accrued expenses and other liabilities	20,210	22,330
Current maturities of long-term debt	49,681	42,806
Total current liabilities	86,883	81,224

Long-term debt-less current portion	101,686	124,391
Deferred income taxes	81,702	80,293
Total liabilities	270,271	285,908

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,526,411 and 11,510,863 shares issued; 6,342,579 and 6,396,803 shares outstanding at June 30, 2017 and December 31, 2016, respectively	115	115
Additional paid-in capital	81,218	80,822
Accumulated other comprehensive income	6,290	7,476
Treasury stock, at cost; 5,183,832 and 5,114,060 shares at June 30, 2017 and December 31, 2016, respectively	(124,028)	(122,835)
Retained earnings	132,662	128,580
Total shareholders’ equity	96,257	94,158

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$366,528	$380,066

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
OPERATING REVENUES:
Revenue, before fuel surcharge	$93,097	$98,921	$186,700	$192,570
Fuel surcharge	15,549	12,595	31,350	22,535
Total operating revenues	108,646	111,516	218,050	215,105

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	25,263	27,841	51,167	55,324
Operating supplies and expenses	19,410	21,042	39,642	40,160
Rent and purchased transportation	43,717	40,718	86,839	78,105
Depreciation	10,485	9,668	21,156	18,845
Insurance and claims	4,439	4,491	9,135	8,549
Other	2,304	2,014	4,421	4,184
Loss (gain) on disposition of equipment	130	(1,612)	130	(3,002)
Total operating expenses and costs	105,748	104,162	212,490	202,165

OPERATING INCOME	2,898	7,354	5,560	12,940

NON-OPERATING INCOME (EXPENSE)	650	(10)	2,702	(32)
INTEREST EXPENSE	(935)	(910)	(1,912)	(1,732)

INCOME BEFORE INCOME TAXES	2,613	6,434	6,350	11,176

FEDERAL AND STATE INCOME TAX EXPENSE:
Current	66	28	133	52
Deferred	938	2,414	2,325	4,197
Total federal and state income tax expense	1,004	2,442	2,458	4,249

NET INCOME	$1,609	$3,992	$3,892	$6,927

INCOME PER COMMON SHARE:
Basic	$0.25	$0.61	$0.61	$1.01
Diluted	$0.25	$0.61	$0.61	$1.01

AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,381	6,551	6,390	6,836
Diluted	6,430	6,572	6,412	6,858

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

NET INCOME	$1,609	$3,992	$3,892	$6,927

Other comprehensive income, net of tax:

Reclassification adjustment for realized (gains) losses on marketable equity securities included in net income (1)	(143)	-	(1,043)	51

Reclassification adjustment for unrealized losses on marketable securities included in net income, net of income taxes (2)	17	185	17	331

Changes in fair value of marketable securities (3)	(138)	1,089	(160)	1,385

COMPREHENSIVE INCOME	$1,345	$5,266	$2,706	$8,694

(1) Net of deferred income taxes of $(88), $0, $(638), and $31, respectively.
(2) Net of deferred income taxes of $10, $113, $10, and $202, respectively.
(3) Net of deferred income taxes of $(82), $667, $(97), and $848, respectively.

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$3,892	$6,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,156	18,845
Bad debt expense	118	272
Sale leaseback deferred gain amortization	-	(112)
Stock compensation-net of excess tax benefits	284	196
Provision for deferred income taxes	2,325	4,197
Reclassification of unrealized loss on marketable equity securities	27	532
Recognized (gain) loss on marketable equity securities	(2,145)	89
Loss (gain) on sale or disposition of equipment	130	(3,002)
Changes in operating assets and liabilities:
Accounts receivable	(1,010)	(11,633)
Prepaid expenses, deposits, inventories, and other assets	3,083	1,953
Income taxes refundable	27	2,223
Trade accounts payable	(1,938)	8,951
Accrued expenses and other liabilities	1,403	(1,299)
Net cash provided by operating activities	27,352	28,139

INVESTING ACTIVITIES:
Purchases of property and equipment	(14,372)	(40,390)
Proceeds from disposition of equipment	5,507	18,962
Change in restricted cash	(1,093)	(4,271)
Sales of marketable equity securities	3,079	279
Purchases of marketable equity securities, net of return of capital	13	(860)
Net cash used in investing activities	(6,866)	(26,280)

FINANCING ACTIVITIES:
Borrowings under line of credit	218,678	254,740
Repayments under line of credit	(220,543)	(259,085)
Borrowings of long-term debt	7,821	43,554
Repayments of long-term debt	(21,786)	(21,413)
Borrowings under margin account	81	993
Repayments under margin account	(3,604)	(838)
Repurchases of common stock	(1,193)	(19,895)
Exercise of stock options	112	74
Net cash used in financing activities	(20,434)	(1,870)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	52	(11)

CASH AND CASH EQUIVALENTS-Beginning of period	137	157

CASH AND CASH EQUIVALENTS-End of period	$189	$146

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$1,931	$1,713
Income taxes	$106	$229

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$2,939	$4,960

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

(unaudited)

(in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2017	6,397	$115	$80,822	$7,476	$(122,835)	$128,580	$94,158

Net Income						3,892	3,892

Other comprehensive income, net of tax of $(725)				(1,186)			(1,186)

Exercise of stock options and stock awards-shares issued including tax benefits	15	-	112				112

Treasury stock repurchases	(69)				(1,193)		(1,193)

Share-based compensation			284				284

Cumulative effect adjustment – ASU 2016-09						190	190

Balance at June 30, 2017	6,343	$115	$81,218	$6,290	$(124,028)	$132,662	$96,257

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2017

NOTE A:  BASIS OF PRESENTATION

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “P.A.M.,” the “Company,” “we,” “our,” or “us” mean P.A.M. Transportation Services, Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six-month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

Based upon this evaluation, the adoption of this guidance is not expected to have a significant impact on the Company’s financial condition or cash flows, but it is expected to have a significant impact on the Company’s results of operations through the recognition of changes in market value each reporting period rather than recognizing them through comprehensive income.

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

In November 2016, the FASB issued ASU No. 2016-18, (“ASU 2016-18”), Statement of Cash Flows (Topic 230). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard is intended to reduce diversity in practice in how restricted cash or restricted cash equivalents are presented and classified in the statement of cash flows. ASU No. 2016-18 is effective for fiscal years, and interim periods, beginning after December 15, 2017, with early adoption permitted. The standard requires application using a retrospective transition method. The adoption of ASU No. 2016-18 will change the presentation and classification of restricted cash and restricted cash equivalents in our consolidated statements of cash flows but is not expected to have a material impact on our financial condition, results of operations, or cash flows.

In May 2017, the FASB issued ASU No. 2017-09, ("ASU 2017-09"), Compensation – Stock Compensation (Topic 718) which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted, including in an interim period. ASU 2017-09 is to be applied on a prospective basis to an award modified on or after the adoption date. We do not intend to early adopt ASU 2017-09 and do not expect the adoption of ASU 2017-09 to have a material impact on our financial condition, results of operations, or cash flows.

With the exception of the new standards discussed above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2017, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, that are of significance or potential significance to the Company.

NOTE C:  MARKETABLE EQUITY SECURITIES

The Company accounts for its marketable securities in accordance with ASC Topic 320, (“ASC Topic 320”), Investments-Debt and Equity Securities. ASC Topic 320 requires companies to classify their investments as trading, available-for-sale, or held-to-maturity. The Company’s investments in marketable securities are classified as available-for-sale and consist of equity securities. Management determines the appropriate classification of these securities at the time of purchase and re-evaluates such designation as of each balance sheet date. There were no reclassifications of marketable securities between trading and available-for-sale categories during the first six months of 2017 or 2016. The cost of securities sold is based on the specific identification method, and interest and dividends on securities are included in non-operating income (expense).

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

For the quarter ended June 30, 2017, the evaluation resulted in an impairment charge of approximately $27,000 in the Company’s non-operating income (expense) in its statement of operations. For the quarter ended June 30, 2016, the evaluation resulted in an impairment charge of approximately $297,000 in the Company’s non-operating income (expense) in its statement of operations.

For the six-month period ended June 30, 2017, the evaluation resulted in an impairment charge of approximately $27,000 in the Company’s non-operating income (expense) in its statement of operations. For the six-month period ended June 30, 2016, the evaluation resulted in an impairment charge of approximately $532,000 in the Company’s non-operating income (expense) in its statement of operations.

The following table sets forth market value, cost, and unrealized gains on equity securities as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
	(in thousands)
Fair market value	$24,736	$27,621
Cost	14,595	15,569
Unrealized gain	$10,141	$12,052

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
	(in thousands)
Gross unrealized gains	$10,287	$12,161
Gross unrealized losses	146	109
Net unrealized gains	$10,141	$12,052

As of June 30, 2017 and December 31, 2016, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $6,290,000 and $7,476,000, respectively.

For the six months ended June 30, 2017, the Company had net unrealized gains in market value on its marketable equity securities of approximately $1,186,000, net of deferred income taxes. For the year ended December 31, 2016, the Company had net unrealized losses in market value on securities classified as available-for-sale of approximately $2,166,000, net of deferred income taxes.

At June 30, 2017, the Company’s investments’ approximate fair value of securities in a loss position and related gross unrealized losses were $2,147,000 and $146,000, respectively. At December 31, 2016, the Company’s investments’ approximate fair value of securities in a loss position and related gross unrealized losses were $1,340,000 and $109,000, respectively. As of June 30, 2017 and December 31, 2016, there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

The following table shows the Company’s net realized gains and (losses) during the first six months of 2017 and 2016 on certain marketable equity securities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Sales proceeds	$711	$-	$3,079	$279
Cost of securities sold	349	-	934	368
Realized gain/(loss)	$362	$-	$2,145	$(89)

Realized gain/(loss), net of taxes	$222	$-	$1,314	$(55)

For the quarter ended June 30, 2017, the Company recognized dividends of approximately $272,000 in non-operating income (expense) in its statements of operations. For the quarter ended June 30, 2016, the Company recognized dividends of approximately $243,000 in non-operating income (expense) in its statements of operations.

For the six months ended June 30, 2017, the Company recognized dividends of approximately $493,000 in non-operating income (expense) in its statements of operations. For the six months ended June 30, 2016, the Company recognized dividends of approximately $502,000 in non-operating income (expense) in its statements of operations.

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of June 30, 2017 and December 31, 2016, the Company had outstanding borrowings of approximately $6,835,000 and $10,358,000, respectively, under its margin account. Margin account borrowings are used for the purchase of marketable equity securities and as a source of short-term liquidity and are included in Accrued expenses and other liabilities on our balance sheets.

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

Outstanding nonqualified stock options at June 30, 2017, must be exercised within either five or ten years from the date of grant. Outstanding nonqualified stock options granted to members of the Board vested immediately while outstanding nonqualified stock options issued to employees vest in increments of 20% to 33% each year.

During the first six months of 2017, 4,298 shares of common stock were granted to non-employee directors under the 2014 Plan and 100,000 shares of common stock were granted to the Company’s Chief Executive Officer. The stock awarded to non-employee directors had a grant date fair value of $16.29 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately. The stock awarded to the Chief Executive Officer had a grant date fair value of $16.38 per share, based on the closing price of the Company’s stock on the date of grant, with 33% of the award vesting on each anniversary of the date of grant for the next three years.

The total grant date fair value of stock and stock options vested during the first six months of 2017 was approximately $186,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first six months of 2017 was approximately $284,000 and includes approximately $70,000 recognized as a result of the grant of 614 shares to each non-employee director during the first quarter of 2017. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.02 during the second quarter of 2017. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.02 and $0.03, respectively, during the six months ended June 30, 2017. As of June 30, 2017, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1,663,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $330,000 in additional compensation expense related to unvested option awards during the remainder of 2017 and to recognize approximately $644,000, $552,000, and $137,000 in additional compensation expense related to unvested option awards during the years 2018, 2019, and 2020, respectively.

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

Information related to stock option activity for the six months ended June 30, 2017 is as follows:

	Shares Under Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding-January 1, 2017	56,131	$10.85
Granted	-	-
Exercised	(10,000)	11.16
Cancelled/forfeited/expired	-	-
Outstanding at June 30, 2017	46,131	$10.79	3.4	$376,485

Exercisable at June 30, 2017	46,131	$10.79	3.4	$376,485

 __________________________

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on June 30, 2017, was $18.95.

A summary of the status of the Company’s nonvested options and restricted stock as of June 30, 2017 and changes during the six months ended June 30, 2017, is as follows:

	Stock Options		Restricted Stock
	Number of Options	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value*
Nonvested at January 1, 2017	12,800	$6.06	7,050	$36.35
Granted	-	-	104,298	16.38
Canceled/forfeited/expired	-	-	-	-
Vested	(12,800)	6.06	(5,548)	19.56
Nonvested at June 30, 2017	-	$-	105,800	$17.54

___________________________

* The weighted-average grant date fair value was based on the closing price of the Company’s stock on the date of the grant.

The number, weighted average exercise price, and weighted average remaining contractual life of options outstanding as of June 30, 2017 and the number and weighted average exercise price of options exercisable as of June 30, 2017 are as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$10.44	15,000	0.7	15,000
$10.90	25,600	4.9	25,600
$11.22	5,531	3.4	5,531
	46,131	3.4	46,131

Cash received from option exercises totaled approximately $112,000 and $74,000 during the six months ended June 30, 2017 and June 30, 2016, respectively. The Company issues new shares upon option exercise.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentage data)
Truckload Services revenue	$81,656	87.7	$86,880	87.8	$164,575	88.1	$168,987	87.8
Brokerage and Logistics Services revenue	11,441	12.3	12,041	12.2	22,125	11.9	23,583	12.2
Total revenues	$93,097	100.0	$98,921	100.0	$186,700	100.0	$192,570	100.0

NOTE F:  TREASURY STOCK

The Company’s stock repurchase program has been extended and expanded several times, most recently in April 2017, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. During the six months ended June 30, 2017, the Company repurchased 69,772 shares of its common stock at an aggregate cost of approximately $1,193,000 under this program.

The Company accounts for Treasury stock using the cost method and as of June 30, 2017, 5,183,832 shares were held in the treasury at an aggregate cost of approximately $124,028,000.

NOTE G:  ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income for the three and six months ended June 30, 2017:

Unrealized gains and losses on available- for-sale securities
(in thousands)
Balance at March 31, 2017, net of tax of $4,011	$6,554

Other comprehensive income before reclassifications, net of tax of $(82)	(138)
Amounts reclassified from accumulated other comprehensive income, net of tax of $(78)	(126)
Net current-period other comprehensive income	(264)

Balance at June 30, 2017, net of tax of $3,851	$6,290

Balance at December 31, 2016, net of tax of $4,576	$7,476

Other comprehensive income before reclassifications, net of tax benefit of $(97)	(160)
Amounts reclassified from accumulated other comprehensive income, net of tax of $(628)	(1,026)
Net current-period other comprehensive income	(1,186)

Balance at June 30, 2017, net of tax of $3,851	$6,290

The following table provides details about reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2017:

Details about Accumulated Other Comprehensive Income Component	Amounts Reclassified from Accumulated Other Comprehensive Income (a)	Statement of Operations Classification
	Six Months Ended June 30, 2017
	(in thousands)
Unrealized gains and losses on available-for-sale securities:
Prior period unrealized gain (loss) on securities sold	$1,681	Non-operating income (expense)
Impairment expense	(27)	Non-operating income (expense)
Total before tax	1,654	Income before income taxes
Tax expense	(628)	Income tax expense
Total after tax	$1,026	Net income

 __________________________

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)

Net income	$1,609	$3,992	$3,892	$6,927

Basic weighted average common shares outstanding	6,381	6,551	6,390	6,836
Dilutive effect of common stock equivalents	49	21	22	22
Diluted weighted average common shares outstanding	6,430	6,572	6,412	6,858

Basic earnings per share	$0.25	$0.61	$0.61	$1.01
Diluted earnings per share	$0.25	$0.61	$0.61	$1.01

As of June 30, 2017 and June 30, 2016, there were no options outstanding to purchase shares of common stock that had an anti-dilutive effect on the computation of diluted earnings per share.

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of June 30, 2017, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of June 30, 2017, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the six months ended June 30, 2017 and 2016, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

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

At June 30, 2017, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$24,736	$24,736	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at June 30, 2017 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$151,367	$150,189

The Company has not elected the fair value option for any of its financial instruments.

NOTE K:  NOTES PAYABLE

During the first six months of 2017, the Company’s subsidiaries entered into installment obligations totaling approximately $7.8 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments.

NOTE L:  OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2017, the Company’s subsidiaries operated revenue equipment under various operating lease arrangements. Revenue equipment held under operating leases is not carried on our balance sheets and the respective lease payments are reflected in our statements of operations as a component of the Rent and purchased transportation category.

Rent expense related to revenue equipment under these leases were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Rent expense related to revenue equipment	$1,718	$2,469	$3,458	$4,957

Leases for revenue equipment under non-cancellable operating leases expire at various dates through 2018. Future minimum lease payments related to non-cancellable leases for revenue equipment at June 30, 2017 are:

(in thousands)
2017	$1,858
2018	181
Total future minimum lease payments	$2,039

NOTE M:  LITIGATION

Other than the lawsuit discussed below, the Company is not a party to any pending legal proceeding which management believes to be material to the financial statements of the Company. The Company maintains liability insurance against risks arising out of the normal course of its business.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 87.7% and 87.8% of total revenues, excluding fuel surcharges for the three months ended June 30, 2017 and 2016, respectively. Truckload services revenues, excluding fuel surcharges, represented 88.1% and 87.8% of total revenues, excluding fuel surcharges for the six months ended June 30, 2017 and 2016, respectively. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefits costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations, we use revenue, before fuel surcharge (and fuel expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended June 30, 2017 and 2016, approximately $15.5 million and $12.6 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the six months ended June 30, 2017 and 2016, approximately $31.3 million and $22.5 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are reported net of fuel surcharges.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	30.2	31.5	30.4	32.1
Operating supplies and expenses	4.7	9.7	5.0	10.4
Rent and purchased transportation	40.8	34.1	40.6	33.5
Depreciation	12.8	11.1	12.8	11.1
Insurance and claims	5.4	5.2	5.5	5.1
Other	2.7	2.2	2.6	2.4
Loss (gain) on sale or disposal of property	0.2	(1.8)	0.1	(1.8)
Total operating expenses	96.8	92.0	97.0	92.8
Operating income	3.2	8.0	3.0	7.2
Non-operating income	0.7	-	1.5	-
Interest expense	(1.0)	(1.0)	(1.1)	(1.0)
Income before income taxes	2.9	7.0	3.4	6.2

THREE MONTHS ENDED JUNE 30, 2017 VS. THREE MONTHS ENDED JUNE 30, 2016

During the second quarter of 2017, truckload services revenue, before fuel surcharges, decreased 6.0% to $81.7 million as compared to $86.9 million during the second quarter of 2016. The decrease was primarily related to a decrease in the average rate charged to customers for our services, a decrease in the number of miles traveled which was due to a decrease in the number of trucks operating in the fleet, equipment utilization, and certain adverse weather events. The average rate charged to customers per total mile during the second quarter of 2017 decreased $0.04 as compared to the average rate charged during the second quarter of 2016. The average number of trucks operating in the fleet decreased from 1,916 trucks during the second quarter of 2016 to 1,891 trucks during the second quarter of 2017 while the average miles traveled per truck each workday decreased from 495 miles during the second quarter of 2016 to 485 miles during the second quarter of 2017. The decreases in truck count and average daily utilization resulted in a decrease in the total number of miles traveled from 60.7 million miles during the second quarter of 2016 to 58.7 million miles during the second quarter of 2017.

Salaries, wages and benefits decreased from 31.5% of revenues, before fuel surcharges, in the second quarter of 2016 to 30.2% of revenues, before fuel surcharges, during the second quarter of 2017. The decrease relates primarily to a decrease in company driver wages paid during the second quarter of 2017 as compared to company driver wages paid during the second quarter of 2016. Our driver pool consists of both company drivers and third-party owner operator drivers. Company drivers are employees of the Company and perform services in company-owned equipment while owner-operator drivers provide services, under contract, using their own equipment. While each group is generally compensated on a per-mile basis, owner-operator payments are classified in the Company’s financial statements under Rent and purchased transportation. The decrease in Salaries, wages and benefits primarily resulted from a decrease in the proportion of total miles driven by company drivers during the second quarter of 2017 in comparison to the proportion of total miles driven by company drivers during the second quarter of 2016. This proportional decrease was the result of an increase in the average number of owner-operators under contract from 559 during the second quarter of 2016 to 673 during the second quarter of 2017. Also contributing to the decrease was a decrease in group health insurance claims expensed under the Company’s self-insured health plan during the second quarter of 2017 as compared to the second quarter of 2016.

Operating supplies and expenses decreased from 9.7% of revenues, before fuel surcharges, during the second quarter of 2016 to 4.7% of revenues, before fuel surcharges, during the second quarter of 2017. The decrease relates primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased as a result of increased fuel surcharge collections from customers and to an increase in the number of owner-operators in our fleet from 559 during the second quarter of 2016 to 673 during the second quarter of 2017. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that, during periods of rising fuel prices, fuel surcharge collections increase, while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner-operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner-operators for their services is reported along with their base rate of pay in the Rent and purchased transportation category. These categorizations have the effect of reducing our net operating supplies and expenses while increasing the Rent and purchased transportation category, as discussed below. Also contributing to the decrease was a decrease in amounts paid for driver recruiting and driver training schools during the second quarter of 2017 as compared to amounts paid during second quarter of 2016.

Rent and purchased transportation increased from 34.1% of revenues, before fuel surcharges, during the second quarter of 2016 to 40.8% of revenues, before fuel surcharges, during the second quarter of 2017. The increase was primarily due to an increase in driver lease expense as the average number of owner-operators under contract increased from 559 during the second quarter of 2016 to 673 during the second quarter of 2017. The increase in costs in this category, as it relates to the increase in owner-operators, is partially offset by a decrease in other cost categories, such as repairs and fuel, which are generally borne by the owner-operator.

Depreciation increased from 11.1% of revenues, before fuel surcharges, during the second quarter of 2016 to 12.8% of revenues, before fuel surcharges, during the second quarter of 2017. The increase relates primarily to a decrease in the estimated residual values of certain equipment and to an increase in equipment purchase costs. During the third quarter of 2016, the Company reduced the expected residual values of certain groups of trucks due to a prolonged depressed used truck market. The reduction in expected residual values resulted in additional depreciation expense of approximately $0.9 million during the second quarter of 2017. The Company’s replacement cycle for trucks is between three and five years and its replacement cycle for trailers is seven years. The cost of new trucks and trailers has increased significantly over the previous three to seven-year replacement cycles. Depreciating higher cost equipment over the same length of time will result in an increase in depreciation expense during the respective period.

Other expenses increased from 2.2% of revenues, before fuel surcharges, during the second quarter of 2016 to 2.7% of revenues, before fuel surcharges, during the second quarter of 2017. The increase relates primarily to an increase in amounts expensed for cargo insurance claims and other supplies and expenses.

Gains and losses on sale or disposal of property decreased from a net gain of 1.8% of revenues, before fuel surcharges, during the second quarter of 2016 to a net loss of 0.2% of revenues, before fuel surcharges, during the second quarter of 2017. The decrease relates primarily to fewer trailers being sold during the second quarter of 2017 as compared to the second quarter of 2016.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 92.0% for the second quarter of 2016 to 96.8% for the second quarter of 2017.

SIX MONTHS ENDED JUNE 30, 2017 VS. SIX MONTHS ENDED JUNE 30, 2016

For the six months ended June 30, 2017, truckload services revenue, before fuel surcharges, decreased 2.6% to $164.6 million as compared to $169.0 million for the six months ended June 30, 2016. The decrease was primarily related to a decrease in the average rate charged to customers for our services. The average rate charged to customers per total mile during the first six months of 2017 decreased 3.3% as compared to the average rate charged during the first six months of 2016.

Salaries, wages and benefits decreased from 32.1% of revenues, before fuel surcharges, in the first six months of 2016 to 30.4% of revenues, before fuel surcharges, during the first six months of 2017. The decrease relates primarily to a decrease in company driver wages paid during the first six months of 2017 as compared to company driver wages paid during the first six months of 2016. Our driver pool consists of both company drivers and third-party owner operator drivers. Company drivers are employees of the Company and perform services in company-owned equipment while owner-operator drivers provide services, under contract, using their own equipment. While each group is generally compensated on a per-mile basis, owner-operator payments are classified in the Company’s financial statements under Rent and purchased transportation. The decrease in Salaries, wages and benefits primarily resulted from a decrease in the proportion of total miles driven by company drivers during the first six months of 2017 in comparison to the proportion of total miles driven by company drivers during the first six months of 2016. This proportional decrease was the result of an increase in the average number of owner-operators under contract from 536 during the first six months of 2016 to 652 during the first six months of 2017. Also contributing to the decrease was a decrease in group health insurance claims expensed under the Company’s self-insured health plan during the first six months of 2017 as compared to the first six months of 2016.

Operating supplies and expenses decreased from 10.4% of revenues, before fuel surcharges, during the first six months of 2016 to 5.0% of revenues, before fuel surcharges, during the first six months of 2017. The decrease relates primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased as a result of increased fuel surcharge collections from customers and to an increase in the number of owner-operators in our fleet from 536 during the first six months of 2016 to 652 during the first six months of 2017. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that, during periods of rising fuel prices, fuel surcharge collections increase, while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner-operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner-operators for their services is reported along with their base rate of pay in the Rent and purchased transportation category. These categorizations have the effect of reducing our net operating supplies and expenses while increasing the Rent and purchased transportation category, as discussed below. Also contributing to the decrease was a decrease in amounts paid for driver recruiting and driver training schools during the first six months of 2017 as compared to amounts paid during first six months of 2016.

Rent and purchased transportation increased from 33.5% of revenues, before fuel surcharges, during the first six months of 2016 to 40.6% of revenues, before fuel surcharges, during the first six months of 2017. The increase was primarily due to an increase in driver lease expense as the average number of owner-operators under contract increased from 536 during the first six months of 2016 to 652 during the first six months of 2017. The increase in costs in this category, as it relates to the increase in owner-operators, is partially offset by a decrease in other cost categories, such as repairs and fuel, which are generally borne by the owner-operator.

Depreciation increased from 11.1% of revenues, before fuel surcharges, during the first six months of 2016 to 12.8% of revenues, before fuel surcharges, during the first six months of 2017. The increase relates primarily to a change in the estimated residual values of certain equipment and to an increase in equipment purchase costs. During the third quarter of 2016, the Company reduced the expected residual values of certain groups of trucks due to a prolonged depressed used truck market. The reduction in expected residual values resulted in additional depreciation expense of approximately $1.7 million during the first six months of 2017. The Company’s replacement cycle for trucks is between three and five years and its replacement cycle for trailers is seven years. The cost of new trucks and trailers has increased significantly over the previous three to seven-year replacement cycles. Depreciating higher cost equipment over the same length of time will result in an increase in depreciation expense during the respective period.

Insurance and claims increased from 5.1% of revenues, before fuel surcharges, during the first six months of 2016 to 5.5% of revenues, before fuel surcharges, during the first six months of 2017. The increase relates primarily to an increase in auto liability insurance premiums.

Gains and losses on sale or disposal of property decreased from a net gain of 1.8% of revenues, before fuel surcharges, during the first six months of 2016 to a net loss of 0.1% of revenues, before fuel surcharges, during the first six months of 2017. The decrease relates primarily to fewer trailers being sold during the first six months of 2017 as compared to the first six months of 2016.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 92.8% for the first six months of 2016 to 97.0% for the first six months of 2017.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	4.8	3.9	5.1	4.3
Rent and purchased transportation	91.5	92.3	90.9	91.6
Other	1.1	0.6	1.0	0.6
Total operating expenses	97.4	96.8	97.0	96.5
Operating income	2.6	3.2	3.0	3.5
Non-operating income	0.4	-	0.8	-
Interest expense	(0.6)	(0.5)	(0.6)	(0.5)
Income before income taxes	2.4	2.7	3.2	3.0

THREE MONTHS ENDED JUNE 30, 2017 VS. THREE MONTHS ENDED JUNE 30, 2016

During the second quarter of 2017, logistics and brokerage services revenue, before fuel surcharges, decreased 5.0% to $11.4 million as compared to $12.1 million during the second quarter of 2016. The decrease relates to a decrease in the average rates charged to our customers and to a decrease in the number of brokered loads during the second quarter of 2017 as compared to the second quarter of 2016.

Salaries, wages and benefits increased from 3.9% of revenues, before fuel surcharges, in the second quarter of 2016 to 4.8% of revenues, before fuel surcharges, during the second quarter of 2017. The increase relates primarily to an increase in wages paid to employees assigned to the logistics and brokerage division during the second quarter of 2017 as compared to the second quarter of 2016. To a lesser extent, the percentage-based increase relates to the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, operations wages, and payroll taxes with a decrease in revenues for the periods compared.

Rents and purchased transportation decreased from 92.3% of revenues, before fuel surcharges, during the second quarter of 2016 to 91.5% of revenues, before fuel surcharges, during the second quarter of 2017. The decrease relates to a decrease in the negotiated amounts paid to third party logistics and brokerage service providers in relation to revenues, before fuel surcharges.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 96.8% for the second quarter of 2016 to 97.4% for the second quarter of 2017.

SIX MONTHS ENDED JUNE 30, 2017 VS. SIX MONTHS ENDED JUNE 30, 2016

During the first six months of 2017, logistics and brokerage services revenue, before fuel surcharges, decreased 6.2% to $22.1 million as compared to $23.6 million during the first six months of 2016. The decrease relates to a decrease in the number of brokered loads during the first six months of 2017 as compared to the first six months of 2016.

Salaries, wages and benefits increased from 4.3% of revenues, before fuel surcharges, during the first six months of 2016 to 5.1% of revenues, before fuel surcharges, during the first six months of 2017. The increase relates to an increase in wages paid to employees assigned to the logistics and brokerage division during the first six months of 2017 as compared to the first six months of 2016 and to a lesser extent, to an increase in the number of employees assigned to the logistics and brokerage services division.

Rents and purchased transportation decreased from 91.6% of revenues, before fuel surcharges, during the first six months of 2016 to 90.9% of revenues, before fuel surcharges during the first six months of 2017. The decrease relates to a decrease in negotiated amounts paid to third party logistics and brokerage service providers in relation to revenue, before fuel surcharges.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 96.5% for the first six months of 2016 to 97.0% for the first six months of 2017.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED JUNE 30, 2017 VS. THREE MONTHS ENDED JUNE 30, 2016

Net income for all divisions was approximately $1.6 million, or 1.7% of revenues, before fuel surcharges for the second quarter of 2017 as compared to net income of $4.0 million, or 4.0% of revenues, before fuel surcharges for the second quarter of 2016. The decrease in net income resulted in diluted earnings per share of $0.25 for the second quarter of 2017 as compared to diluted earnings per share of $0.61 for the second quarter of 2016.

SIX MONTHS ENDED JUNE 30, 2017 VS. SIX MONTHS ENDED JUNE 30, 2016

Net income for all divisions was approximately $3.9 million, or 2.1% of revenues, before fuel surcharges for the first six months of 2017 as compared to net income of $6.9 million, or 3.6% of revenues, before fuel surcharges for the first six months of 2016. The decrease in net income resulted in diluted earnings per share of $0.61 for the first six months of 2017 as compared to diluted earnings per share of $1.01 for the first six months of 2016.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our lines of credit, installment notes, and investment margin account.

During the first six months of 2017, we generated $27.3 million in cash from operating activities. Investing activities used $6.8 million in cash in the first six months of 2017. Financing activities used $20.4 million in cash in the first six months of 2017.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first six months of 2017, we utilized cash on hand, installment notes, and our lines of credit to finance purchases of revenue equipment and other assets of approximately $14.4 million.

Occasionally, we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 60 months. During the first six months of 2017, the Company’s subsidiary, P.A.M. Transport, Inc., entered into installment obligations totaling approximately $7.8 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments.

During the remainder of 2017, we expect to purchase approximately 350 new trucks and 500 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $52.6 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future.

During the first six months of 2017, we maintained a $40.0 million revolving line of credit. Amounts outstanding under the line of credit bear interest at LIBOR (determined as of the first day of each month) plus 1.50% (2.55% at June 30, 2017), are secured by our accounts receivable and mature on July 1, 2018. At June 30, 2017 outstanding advances on the line of credit were approximately $0.7 million, consisting entirely of letters of credit, with availability to borrow $39.3 million.

Trade accounts receivable increased from $56.1 million at December 31, 2016 to $58.2 million at June 30, 2017. The increase relates to a general increase in freight revenues, which flows through the accounts receivable account, at the end of the second quarter of 2017 as compared to the end of the last quarter of 2016.

Prepaid expenses and deposits decreased from $8.8 million at December 31, 2016 to $6.0 million at June 30, 2017. The decrease relates to the amortization of prepaid truck and trailer license fees as well as prepaid insurance premiums. Truck and trailer registration fees of approximately $2.6 million were paid in advance in December 2016. These prepaid expenses will continue to be amortized to expense throughout the remainder of the year.

Marketable equity securities decreased from $27.6 million at December 31, 2016 to $24.7 million at June 30, 2017. The $2.9 million decrease was due to the sale of marketable equity securities with a combined market value of approximately $3.1 million and to an increase in market value of approximately $0.2 million during the first six months of 2017.

Revenue equipment, at June 30, 2017, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units and auxiliary power units, increased approximately $1.7 million as compared to December 31, 2016. The increase is primarily related to a higher purchase price for new trucks and trailers compared to the trucks and trailers which are being replaced and sold.

Long-term debt and current maturities of long term-debt are reviewed on an aggregate basis as the classification of amounts in each category are typically affected merely by the passage of time. Long-term debt and current maturities of long-term debt, on an aggregate basis, decreased from $167.2 million at December 31, 2016 to $151.4 million at June 30, 2017. The decrease was primarily related to the net effect of installment note payments made during the first six months of 2017 and additional borrowings made during the first six months of 2017.

Treasury stock increased from $122.8 million at December 31, 2016 to $124.0 million at June 30, 2017. The increase relates primarily to the repurchase of 69,772 shares of the Company’s common stock under its stock repurchase program during the first six months of 2017.

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

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities decreased to $24.7 million at June 30, 2017 from $27.6 million at December 31, 2016. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $2.5 million. For additional information with respect to the marketable equity securities, see Note C to our condensed consolidated financial statements.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s stock repurchase program has been extended and expanded several times, most recently in April 2017, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. Since the reauthorization, the Company has repurchased 69,772 shares of its common stock under this repurchase program.

The following table summarizes the Company’s common stock repurchases during the second quarter of 2017 made pursuant to the stock repurchase program. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser”.

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1-30, 2017	-	$-	-	500,000
May 1-31, 2017	48,890	16.87	48,890	451,110
June 1-30, 2017	20,882	17.69	20,882	430,228
Total	69,772	$17.07	69,772

(1) The Company’s stock repurchase program does not have an expiration date.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002.)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 11, 2007.)
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

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: August 3, 2017	By: /s/ Daniel H. Cushman
Daniel H. Cushman
President and Chief Executive Officer
(principal executive officer)

Dated: August 3, 2017	By: /s/ Allen W. West
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