Form 10-Q
period 2017-09-30
PAM TRANSPORTATION SERVICES INC
filed 2017-11-01
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐       No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 25, 2017
Common Stock, $.01 Par Value	6,303,035

P.A.M. TRANSPORTATION SERVICES, INC.

Form 10-Q

For The Quarter Ended September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$207	$137
Accounts receivable-net:
Trade, less allowance of $1,181 and $994, respectively	58,640	56,143
Other	9,490	4,982
Inventories	1,607	1,900
Prepaid expenses and deposits	9,000	8,777
Marketable equity securities	24,994	27,621
Income taxes refundable	639	738
Total current assets	104,577	100,298

Property and equipment:
Land	5,374	5,374
Structures and improvements	18,914	18,861
Revenue equipment	353,736	355,339
Office furniture and equipment	10,744	10,402
Total property and equipment	388,768	389,976
Accumulated depreciation	(116,376)	(112,600)
Net property and equipment	272,392	277,376

Other assets	2,393	2,392

TOTAL ASSETS	$379,362	$380,066

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,691	$16,088
Accrued expenses and other liabilities	19,975	22,330
Current maturities of long-term debt	59,224	42,806
Total current liabilities	108,890	81,224

Long-term debt-less current portion	88,931	124,391
Deferred income taxes	83,253	80,293
Total liabilities	281,074	285,908

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,527,411 and 11,510,863 shares issued; 6,303,035 and 6,396,803 shares outstanding at September 30, 2017 and December 31, 2016, respectively	115	115
Additional paid-in capital	81,390	80,822
Accumulated other comprehensive income	5,471	7,476
Treasury stock, at cost; 5,224,376 and 5,114,060 shares at September 30, 2017 and December 31, 2016, respectively	(124,796)	(122,835)
Retained earnings	136,108	128,580
Total shareholders’ equity	98,288	94,158

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$379,362	$380,066

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
OPERATING REVENUES:
Revenue, before fuel surcharge	$93,457	$95,926	$280,157	$288,496
Fuel surcharge	15,442	13,467	46,792	36,002
Total operating revenues	108,899	109,393	326,949	324,498

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	24,718	28,167	75,885	83,490
Operating supplies and expenses	19,502	21,155	59,144	61,315
Rent and purchased transportation	44,000	40,013	130,840	118,119
Depreciation	10,177	10,166	31,333	29,011
Insurance and claims	4,232	3,609	13,367	12,158
Other	2,371	1,937	6,791	6,121
Loss (gain) on disposition of equipment	131	(949)	261	(3,951)
Total operating expenses and costs	105,131	104,098	317,621	306,263

OPERATING INCOME	3,768	5,295	9,328	18,235

NON-OPERATING INCOME	2,767	1,235	5,469	1,203
INTEREST EXPENSE	(920)	(927)	(2,832)	(2,659)

INCOME BEFORE INCOME TAXES	5,615	5,603	11,965	16,779

FEDERAL AND STATE INCOME TAX EXPENSE:
Current	116	115	249	168
Deferred	2,053	2,037	4,378	6,233
Total federal and state income tax expense	2,169	2,152	4,627	6,401

NET INCOME	$3,446	$3,451	$7,338	$10,378

INCOME PER COMMON SHARE:
Basic	$0.54	$0.54	$1.15	$1.55
Diluted	$0.54	$0.53	$1.14	$1.54

AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,326	6,439	6,368	6,703
Diluted	6,373	6,458	6,413	6,725

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Comprehensive Income (unaudited) (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

NET INCOME	$3,446	$3,451	$7,338	$10,378

Other comprehensive income, net of tax:

Reclassification adjustment for realized gains on marketable equity securities included in net income (1)	(1,265)	(594)	(2,308)	(543)

Reclassification adjustment for unrealized losses on marketable securities included in net income, net of income taxes (2)	9	109	26	440

Changes in fair value of marketable securities (3)	437	(376)	277	1,009

COMPREHENSIVE INCOME	$2,627	$2,590	$5,333	$11,284

(1)	Net of deferred income taxes of $(774), $(364), $(1,412), and $(333), respectively.
(2)	Net of deferred income taxes of $6, $67, $16, and $269, respectively.
(3)	Net of deferred income taxes of $ 266, $(230), $ 168, and $618, respectively.

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Nine Months Ended
	September 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$7,338	$10,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,333	29,011
Bad debt expense	186	354
Sale leaseback deferred gain amortization	-	(131)
Stock compensation-net of excess tax benefits	446	251
Provision for deferred income taxes	4,378	6,233
Reclassification of unrealized loss on marketable equity securities	42	709
Recognized gain on marketable equity securities	(4,669)	(1,003)
Loss (gain) on sale or disposition of equipment	261	(3,951)
Changes in operating assets and liabilities:
Accounts receivable	(1,683)	(10,354)
Prepaid expenses, deposits, inventories, and other assets	70	100
Income taxes refundable	99	2,308
Trade accounts payable	9,086	10,195
Accrued expenses and other liabilities	2,296	(1,917)
Net cash provided by operating activities	49,183	42,183

INVESTING ACTIVITIES:
Purchases of property and equipment	(38,578)	(55,948)
Proceeds from disposition of equipment	16,485	24,479
Change in restricted cash	(5,508)	(5,461)
Sales of marketable equity securities	6,007	1,550
Purchases of marketable equity securities, net of return of capital	(1,988)	(836)
Net cash used in investing activities	(23,582)	(36,216)

FINANCING ACTIVITIES:
Borrowings under line of credit	341,106	375,930
Repayments under line of credit	(342,190)	(379,043)
Borrowings of long-term debt	17,598	52,224
Repayments of long-term debt	(35,554)	(33,092)
Borrowings under margin account	2,133	1,040
Repayments under margin account	(6,785)	(2,392)
Repurchases of common stock	(1,961)	(20,726)
Exercise of stock options	122	74
Net cash used in financing activities	(25,531)	(5,985)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	70	(18)

CASH AND CASH EQUIVALENTS-Beginning of period	137	157

CASH AND CASH EQUIVALENTS-End of period	$207	$139

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$2,860	$2,643
Income taxes	$151	$260

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$7,819	$2,788

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statement of Shareholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2017	6,397	$115	$80,822	$7,476	$(122,835)	$128,580	$94,158

Net Income						7,338	7,338

Other comprehensive income, net of tax of $(1,228)				(2,005)			(2,005)

Exercise of stock options and stock awards-shares issued including tax benefits	16	-	122				122

Treasury stock repurchases	(110)				(1,961)		(1,961)

Share-based compensation			446				446

Cumulative effect adjustment – ASU 2016-09						190	190

Balance at September 30, 2017	6,303	$115	$81,390	$5,471	$(124,796)	$136,108	$98,288

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2017

NOTE A: BASIS OF PRESENTATION

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “P.A.M.,” the “Company,” “we,” “our,” or “us” mean P.A.M. Transportation Services, Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine-month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

Based upon our evaluation, the adoption of ASU No. 2014-09 and subsequent amendments will result in additional note disclosures regarding the nature of the Company’s contracts with customers and the Company’s significant judgments regarding the application of these standards. However, the adoption of this guidance is not expected to have a significant impact on the Company’s financial condition, results of operations, or cash flows.

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

In February 2016, the FASB issued ASU No. 2016-02, (“ASU 2016-02”), Leases (Topic 842). This update seeks to increase the transparency and comparability among entities by requiring public entities to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. To satisfy the standard’s objective, a lessee will recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a lease liability for the obligation to make lease payments. Both the right-of-use asset and lease liability will initially be measured at the present value of the lease payments, with subsequent measurement dependent on the classification of the lease as either a finance or an operating lease. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset to not recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. Accounting by lessors will remain mostly unchanged from current U.S. GAAP.

In transition, lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. The new standard is effective for public companies for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company has evaluated the new guidance and does not expect it to have a material impact on its financial condition, results of operations, or cash flows since the Company’s current leases will expire prior to the effective date of this guidance.

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

In November 2016, the FASB issued ASU No. 2016-18, (“ASU 2016-18”), Statement of Cash Flows (Topic 230). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard is intended to reduce diversity in practice in how restricted cash or restricted cash equivalents are presented and classified in the statement of cash flows. ASU No. 2016-18 is effective for fiscal years and interim periods, beginning after December 15, 2017, with early adoption permitted. The standard requires application using a retrospective transition method. The adoption of ASU No. 2016-18 will change the presentation and classification of restricted cash and restricted cash equivalents in our consolidated statements of cash flows but is not expected to have a material impact on our financial condition, results of operations, or cash flows.

In May 2017, the FASB issued ASU No. 2017-09, ("ASU 2017-09"), Compensation – Stock Compensation (Topic 718) which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted, including in an interim period. ASU 2017-09 is to be applied on a prospective basis to an award modified on or after the adoption date. The Company has evaluated the effects of adopting ASU 2017-09 and does not expect it to have a material impact on its financial condition, results of operations, or cash flows.

With the exception of the new standards discussed above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2017, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, that are of significance or potential significance to the Company.

NOTE C: MARKETABLE EQUITY SECURITIES

The Company accounts for its marketable securities in accordance with ASC Topic 320, (“ASC Topic 320”), Investments-Debt and Equity Securities. ASC Topic 320 requires companies to classify their investments as trading, available-for-sale, or held-to-maturity. The Company’s investments in marketable securities are classified as available-for-sale and consist of equity securities. Management determines the appropriate classification of these securities at the time of purchase and re-evaluates such designation as of each balance sheet date. There were no reclassifications of marketable securities between trading and available-for-sale categories during the first nine months of 2017 or 2016. The cost of securities sold is based on the specific identification method, and interest and dividends on securities are included in non-operating income (expense).

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

For the quarter ended September 30, 2017, the evaluation resulted in an impairment charge of approximately $15,000 in the Company’s non-operating income (expense) in its statement of operations. For the quarter ended September 30, 2016, the evaluation resulted in an impairment charge of approximately $176,000 in the Company’s non-operating income (expense) in its statement of operations.

For the nine-month period ended September 30, 2017, the evaluation resulted in an impairment charge of approximately $42,000 in the Company’s non-operating income (expense) in its statement of operations. For the nine-month period ended September 30, 2016, the evaluation resulted in an impairment charge of approximately $709,000 in the Company’s non-operating income (expense) in its statement of operations.

The following table sets forth market value, cost, and unrealized gains on equity securities as of September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
	(in thousands)
Fair market value	$24,994	$27,621
Cost	16,175	15,569
Unrealized gain	$8,819	$12,052

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
	(in thousands)
Gross unrealized gains	$9,062	$12,161
Gross unrealized losses	243	109
Net unrealized gains	$8,819	$12,052

As of September 30, 2017 and December 31, 2016, the total net unrealized gain, net of deferred income taxes, in accumulated other comprehensive income was approximately $5,471,000 and $7,476,000, respectively.

For the nine months ended September 30, 2017, the Company had net unrealized losses in market value on its marketable equity securities of approximately $2,005,000, net of deferred income taxes. For the year ended December 31, 2016, the Company had net unrealized losses in market value on securities classified as available-for-sale of approximately $2,166,000, net of deferred income taxes.

At September 30, 2017, the Company’s investments’ approximate fair value of securities in a loss position and related gross unrealized losses were $2,414,000 and $243,000, respectively. At December 31, 2016, the Company’s investments’ approximate fair value of securities in a loss position and related gross unrealized losses were $1,340,000 and $109,000, respectively. As of September 30, 2017 and December 31, 2016, there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

The following table shows the Company’s net realized gains during the first nine months of 2017 and 2016 on certain marketable equity securities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Sales proceeds	$2,928	$1,271	$6,007	$1,550
Cost of securities sold	405	178	1,338	547
Realized gain	$2,523	$1,093	$4,669	$1,003

Realized gain, net of taxes	$1,546	$676	$2,862	$621

For the quarter ended September 30, 2017, the Company recognized dividends of approximately $225,000 in non-operating income in its statements of operations. For the quarter ended September 30, 2016, the Company recognized dividends of approximately $279,000 in non-operating income in its statements of operations.

For the nine months ended September 30, 2017, the Company recognized dividends of approximately $718,000 in non-operating income in its statements of operations. For the nine months ended September 30, 2016, the Company recognized dividends of approximately $781,000 in non-operating income in its statements of operations.

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of September 30, 2017 and December 31, 2016, the Company had outstanding borrowings of approximately $5,707,000 and $10,358,000, respectively, under its margin account. Margin account borrowings are used for the purchase of marketable equity securities and as a source of short-term liquidity and are included in Accrued expenses and other liabilities on our balance sheets.

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

Outstanding nonqualified stock options at September 30, 2017, must be exercised within either five or ten years from the date of grant. Outstanding nonqualified stock options granted to members of the Board vested immediately while outstanding nonqualified stock options issued to employees vest in increments of 20% to 33% each year.

During the first nine months of 2017, 4,298 shares of common stock were granted to non-employee directors under the 2014 Plan and 100,000 shares of common stock were granted to the Company’s Chief Executive Officer. The stock awarded to non-employee directors had a grant date fair value of $16.29 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately. The stock awarded to the Chief Executive Officer had a grant date fair value of $16.38 per share, based on the closing price of the Company’s stock on the date of grant, with 33% of the award vesting on each anniversary of the date of grant for the next three years.

The total grant date fair value of stock and stock options vested during the first nine months of 2017 was approximately $186,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first nine months of 2017 was approximately $446,000 and includes approximately $70,000 recognized as a result of the grant of 614 shares to each non-employee director during the first quarter of 2017. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.02 during the third quarter of 2017. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.05 during the nine months ended September 30, 2017. As of September 30, 2017, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1,501,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $168,000 in additional compensation expense related to unvested option awards during the remainder of 2017 and to recognize approximately $644,000, $552,000, and $137,000 in additional compensation expense related to unvested option awards during the years 2018, 2019, and 2020, respectively.

The total grant date fair value of stock and stock options vested during the first nine months of 2016 was approximately $202,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the third quarter of 2016 was approximately $56,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first nine months of 2016 was approximately $251,000 and includes approximately $70,000 recognized as a result of the grant of 325 shares to each non-employee director during the first quarter of 2016. The recognition of stock-based compensation expense decreased basic earnings per common share by approximately $0.01 during the third quarter ended September 30, 2016. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.02 and $0.03, respectively, during the nine months ended September 30, 2016. As of September 30, 2016, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $290,000 which is being amortized on a straight-line basis over the remaining vesting period.

Information related to stock option activity for the nine months ended September 30, 2017 is as follows:

	Shares Under Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding-January 1, 2017	56,131	$10.85
Granted	-	-
Exercised	(11,000)	11.13
Cancelled/forfeited/expired	-	-
Outstanding at September 30, 2017	45,131	$10.79	3.1	$593,187

Exercisable at September 30, 2017	45,131	$10.79	3.1	$593,187

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on September 29, 2017, was $23.93.

A summary of the status of the Company’s non-vested options and restricted stock as of September 30, 2017 and changes during the nine months ended September 30, 2017, is as follows:

	Stock Options		Restricted Stock
	Number of Options	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value*
Non-vested at January 1, 2017	12,800	$6.06	7,050	$36.35
Granted	-	-	104,298	16.38
Canceled/forfeited/expired	-	-	-	-
Vested	(12,800)	6.06	(5,548)	19.56
Non-vested at September 30, 2017	-	$-	105,800	$17.54

* The weighted-average grant date fair value was based on the closing price of the Company’s stock on the date of the grant.

The number, weighted average exercise price, and weighted average remaining contractual life of options outstanding as of September 30, 2017 and the number and weighted average exercise price of options exercisable as of September 30, 2017 are as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$10.44	15,000	0.4	15,000
$10.90	24,600	4.7	24,600
$11.22	5,531	3.2	5,531
	45,131	3.1	45,131

Cash received from option exercises totaled approximately $122,000 and $74,000 during the nine months ended September 30, 2017 and September 30, 2016, respectively. The Company issues new shares upon option exercise.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentage data)
Truckload Services revenue	$79,736	85.3	$85,286	88.9	$244,311	87.2	$254,262	88.1
Brokerage and Logistics Services revenue	13,721	14.7	10,640	11.1	35,846	12.8	34,234	11.9
Total revenues	$93,457	100.0	$95,926	100.0	$280,157	100.0	$288,496	100.0

NOTE F: TREASURY STOCK

The Company’s stock repurchase program has been extended and expanded several times, most recently in April 2017, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. During the nine months ended September 30, 2017, the Company repurchased 110,316 shares of its common stock at an aggregate cost of approximately $1,961,000 under this program.

The Company accounts for Treasury stock using the cost method and as of September 30, 2017, 5,224,376 shares were held in the treasury at an aggregate cost of approximately $124,796,000.

NOTE G: ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated balances of other comprehensive income for the three and nine months ended September 30, 2017:

Unrealized gains and losses on available- for-sale securities
(in thousands)
Balance at June 30, 2017, net of tax of $3,851	$6,290

Other comprehensive income before reclassifications, net of tax of $266	437
Amounts reclassified from accumulated other comprehensive income, net of tax of $(768)	(1,256)
Net current-period other comprehensive income	(819)

Balance at September 30, 2017, net of tax of $3,349	$5,471

Balance at December 31, 2016, net of tax of $4,576	$7,476

Other comprehensive income before reclassifications, net of tax benefit of $169	277
Amounts reclassified from accumulated other comprehensive income, net of tax of $(1,396)	(2,282)
Net current-period other comprehensive income	(2,005)

Balance at September 30, 2017, net of tax of $3,349	$5,471

The following table provides details about reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2017:

	Amounts Reclassified from Accumulated Other Comprehensive Income (a)
Details about Accumulated Other Comprehensive Income Component	Nine Months Ended September 30, 2017	Statement of Operations Classification
	(in thousands)
Unrealized gains and losses on available-for-sale securities:
Prior period unrealized gain (loss) on securities sold	$3,720	Non-operating income (expense)
Impairment expense	(42)	Non-operating income (expense)
Total before tax	3,678	Income before income taxes
Tax expense	(1,396)	Income tax expense
Total after tax	$2,282	Net income

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Net income	$3,446	$3,451	$7,338	$10,378

Basic weighted average common shares outstanding	6,326	6,439	6,368	6,703
Dilutive effect of common stock equivalents	47	19	45	22
Diluted weighted average common shares outstanding	6,373	6,458	6,413	6,725

Basic earnings per share	$0.54	$0.54	$1.15	$1.55
Diluted earnings per share	$0.54	$0.53	$1.14	$1.54

As of September 30, 2017 and September 30, 2016, there were no options outstanding to purchase shares of common stock that had an anti-dilutive effect on the computation of diluted earnings per share.

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of September 30, 2017, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of September 30, 2017, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the nine months ended September 30, 2017 and 2016, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company’s effective income tax rates were 38.6% and 38.4% for the three months ended September 30, 2017 and 2016, respectively, and 38.7% and 38.1% for the nine months ended September 30, 2017 and 2016 respectively.  Our effective tax rate for the three and nine months ended September 30, 2017 differ from amounts computed by applying the United States federal statutory rates to pre-tax income primarily due to the impact of state income taxes.

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

At September 30, 2017, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$24,994	$24,994	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at September 30, 2017 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$147,376	$146,414

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE

During the first nine months of 2017, the Company’s subsidiaries entered into installment obligations totaling approximately $17.6 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments.

NOTE L: OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2017, the Company’s subsidiaries operated revenue equipment under various operating lease arrangements. Revenue equipment held under operating leases is not carried on our balance sheets and the respective lease payments are reflected in our statements of operations as a component of the Rent and purchased transportation category.

Rent expense related to revenue equipment under these leases was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Rent expense related to revenue equipment	$1,502	$2,332	$4,960	$7,401

Leases for revenue equipment under non-cancellable operating leases expire at various dates through 2017 and 2018. Future minimum lease payments related to non-cancellable leases for revenue equipment at September 30, 2017 are:

(in thousands)
2017	$316
2018	177
Total future minimum lease payments	$493

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

NOTE N: SUBSEQUENT EVENTS

In October 2017, our Board of Directors authorized the repurchase of up to 400,000 shares of our common stock through a Dutch auction tender offer (the “2017 tender offer”). Subject to certain limitations and legal requirements, the Company could repurchase up to an additional 2% of its outstanding shares which totals 126,060 shares. The 2017 tender offer commenced on October 10, 2017 and expires on November 7, 2017, unless the offer is extended. Through this tender offer, the Company’s shareholders have the opportunity to tender some or all of their shares at a price within the range of $27.00 to $30.00 per share.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 85.3% and 88.9% of total revenues, excluding fuel surcharges, for the three months ended September 30, 2017 and 2016, respectively. Truckload services revenues, excluding fuel surcharges, represented 87.2% and 88.1% of total revenues, excluding fuel surcharges, for the nine months ended September 30, 2017 and 2016, respectively. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefits costs, independent broker costs (which we record as purchased transportation), insurance, maintenance and capital equipment costs.

In discussing our results of operations, we use revenue, before fuel surcharge (and fuel expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended September 30, 2017 and 2016, approximately $15.4 million and $13.5 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the nine months ended September 30, 2017 and 2016, approximately $46.8 million and $36.0 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are reported net of fuel surcharges.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(percentages)
Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	30.1	32.4	30.3	32.2
Operating supplies and expenses	5.1	9.0	5.1	10.0
Rent and purchased transportation	39.8	35.3	40.3	34.1
Depreciation	12.7	11.9	12.8	11.4
Insurance and claims	5.3	4.2	5.5	4.8
Other	2.8	2.2	2.6	2.3
Loss (gain) on sale or disposal of property	0.2	(1.1)	0.1	(1.6)
Total operating expenses	96.0	93.9	96.7	93.2
Operating income	4.0	6.1	3.3	6.8
Non-operating income	3.2	1.3	2.1	0.5
Interest expense	(1.1)	(1.0)	(1.1)	(1.0)
Income before income taxes	6.1	6.4	4.3	6.3

THREE MONTHS ENDED SEPTEMBER 30, 2017 VS. THREE MONTHS ENDED SEPTEMBER 30, 2016

During the third quarter of 2017, truckload services revenue, before fuel surcharges, decreased 6.5% to $79.7 million as compared to $85.3 million during the third quarter of 2016. The decrease in revenue was the net result of a 1% increase in our rate per total mile combined with an 8% decrease in the number of miles traveled from 60.8 million miles during the third quarter of 2016 to 56.4 million during the third quarter of 2017. The decrease in miles resulted from decreases in the number of trucks operated, equipment utilization and work days. The average number of trucks operating in the fleet decreased from 1,882 trucks during the third quarter of 2016 to 1,808 trucks during the third quarter of 2017, while the average miles traveled per truck each workday decreased from 505 miles during the third quarter of 2016 to 495 miles during the third quarter of 2017. The decreases in truck count and average daily utilization resulted in a 3.5 million decrease in the total number of miles traveled during the third quarter of 2017 compared to the third quarter of 2016. One less revenue day in the third quarter of 2017 compared to the third quarter of 2016 accounted for an approximate 0.9 million reduction in miles.

Salaries, wages and benefits decreased from 32.4% of revenues, before fuel surcharges, in the third quarter of 2016 to 30.1% of revenues, before fuel surcharges, during the third quarter of 2017. The decrease relates primarily to a decrease in company driver wages paid during the third quarter of 2017 as compared to company driver wages paid during the third quarter of 2016. Our driver pool consists of both company drivers and third-party owner operator drivers. Company drivers are employees of the Company and perform services in company-owned equipment while owner-operator drivers provide services, under contract, using their own equipment. While each group is generally compensated on a per-mile basis, owner-operator payments are classified in the Company’s financial statements under Rent and purchased transportation. The decrease in Salaries, wages and benefits primarily resulted from a decrease in the proportion of total miles driven by company drivers during the third quarter of 2017 in comparison to the proportion of total miles driven by company drivers during the third quarter of 2016. This proportional decrease was the result of an increase in the average number of owner-operators under contract from 567 during the third quarter of 2016 to 648 during the third quarter of 2017. Also contributing to the decrease was a decrease in group health insurance claims expensed under the Company’s self-insured health plan during the third quarter of 2017 as compared to the third quarter of 2016.

Operating supplies and expenses decreased from 9.0% of revenues, before fuel surcharges, during the third quarter of 2016 to 5.1% of revenues, before fuel surcharges, during the third quarter of 2017. The decrease relates primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased as a result of increased fuel surcharge collections from customers and to an increase in the number of owner-operators in our fleet from 567 during the third quarter of 2016 to 648 during the third quarter of 2017. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that, during periods of rising fuel prices, fuel surcharge collections increase, while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner-operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner-operators for their services is reported along with their base rate of pay in the Rent and purchased transportation category. These categorizations have the effect of reducing our net operating supplies and expenses while increasing the Rent and purchased transportation category, as discussed below. Also contributing to the decrease was a decrease in amounts paid for driver recruiting and driver training schools during the third quarter of 2017 as compared to amounts paid during third quarter of 2016.

Rent and purchased transportation increased from 35.3% of revenues, before fuel surcharges, during the third quarter of 2016 to 39.8% of revenues, before fuel surcharges, during the third quarter of 2017. The increase was primarily due to an increase in driver lease expense as the average number of owner-operators under contract increased from 567 during the third quarter of 2016 to 648 during the third quarter of 2017. The increase in costs in this category, as it relates to the increase in owner-operators, is partially offset by a decrease in other cost categories, such as repairs and fuel, which are generally borne by the owner-operator. A decrease in amounts paid for equipment leases offset a portion of the increase from owner operators. This decrease resulted from the scheduled expiration of several leases during the third quarter of 2017. The remaining operating leases expire during the fourth quarter 2017 and the first quarter 2018.

Depreciation increased from 11.9% of revenues, before fuel surcharges, during the third quarter of 2016 to 12.7% of revenues, before fuel surcharges, during the third quarter of 2017. The percentage-based increase relates to the interaction of the fixed-cost characteristic of depreciation expense with a decrease in revenues for the periods compared.

Gains and losses on sale or disposal of property decreased from a net gain of 1.1% of revenues, before fuel surcharges, during the third quarter of 2016 to a net loss of 0.2% of revenues, before fuel surcharges, during the third quarter of 2017. The decrease relates primarily to fewer trailers being sold during the third quarter of 2017 as compared to the third quarter of 2016.

Non-operating income increased from 1.3% of revenues, before fuel surcharges, during the third quarter of 2016 to 3.2% of revenues, before fuel surcharges, during the third quarter of 2017. This increase resulted from an increase in gains on sales of marketable equity securities from $1.1 million during the third quarter of 2016 to $2.5 million during the third quarter of 2017.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 93.9% for the third quarter of 2016 to 96.0% for the third quarter of 2017.

NINE MONTHS ENDED SEPTEMBER 30, 2017 VS. NINE MONTHS ENDED SEPTEMBER 30, 2016

For the nine months ended September 30, 2017, truckload services revenue, before fuel surcharges, decreased 3.9% to $244.3 million as compared to $254.3 million for the nine months ended September 30, 2016. The decrease was primarily related to a decrease in the average rate charged to customers for our services, to a decrease in the number of trucks operated, and to one less work day in the 2017 period. The average rate charged to customers per total mile during the first nine months of 2017 decreased 2.0% as compared to the average rate charged during the first nine months of 2016. The average number of trucks operating in the fleet decreased from 1,897 trucks in the 2016 period to 1,869 trucks in the 2017 period and decreased revenue by approximately $3.7 million during the nine months ended September 30, 2017. The loss of one business day in the first nine months of 2017 compared to the first nine months of 2016 resulted in an approximate $1.3 million decrease in revenue.

Salaries, wages and benefits decreased from 32.2% of revenues, before fuel surcharges, in the first nine months of 2016 to 30.3% of revenues, before fuel surcharges, during the first nine months of 2017. The decrease relates primarily to a decrease in company driver wages paid during the first nine months of 2017 as compared to company driver wages paid during the first nine months of 2016. Our driver pool consists of both company drivers and third-party owner operator drivers. Company drivers are employees of the Company and perform services in company-owned equipment while owner-operator drivers provide services, under contract, using their own equipment. While each group is generally compensated on a per-mile basis, owner-operator payments are classified in the Company’s financial statements under Rent and purchased transportation. The decrease in Salaries, wages and benefits primarily resulted from a decrease in the proportion of total miles driven by company drivers during the first nine months of 2017 in comparison to the proportion of total miles driven by company drivers during the first nine months of 2016. This proportional decrease was the result of an increase in the average number of owner-operators under contract from 546 during the first nine months of 2016 to 650 during the first nine months of 2017. Also contributing to the decrease was a decrease in group health insurance claims expensed under the Company’s self-insured health plan during the first nine months of 2017 as compared to the first nine months of 2016.

Operating supplies and expenses decreased from 10.0% of revenues, before fuel surcharges, during the first nine months of 2016 to 5.1% of revenues, before fuel surcharges, during the first nine months of 2017. The decrease relates primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased as a result of increased fuel surcharge collections from customers and to an increase in the number of owner-operators in our fleet from 546 during the first nine months of 2016 to 650 during the first nine months of 2017. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that, during periods of rising fuel prices, fuel surcharge collections increase, while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner-operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner-operators for their services is reported along with their base rate of pay in the Rent and purchased transportation category. These categorizations have the effect of reducing our net operating supplies and expenses while increasing the Rent and purchased transportation category, as discussed below. Also contributing to the decrease was a decrease in amounts paid for driver recruiting and driver training schools during the first nine months of 2017 as compared to amounts paid during first nine months of 2016.

Rent and purchased transportation increased from 34.1% of revenues, before fuel surcharges, during the first nine months of 2016 to 40.3% of revenues, before fuel surcharges, during the first nine months of 2017. The increase was primarily due to an increase in driver lease expense as the average number of owner-operators under contract increased from 546 during the first nine months of 2016 to 650 during the first nine months of 2017. The increase in costs in this category, as it relates to the increase in owner-operators, is partially offset by a decrease in other cost categories, such as repairs and fuel, which are generally borne by the owner-operator. A decrease in amounts paid for equipment leases offset a portion of the increase from owner operators. This decrease resulted from the scheduled expiration of several leases during the first nine months of 2017. The remaining operating leases expire during the fourth quarter 2017 and the first quarter 2018.

Depreciation increased from 11.4% of revenues, before fuel surcharges, during the first nine months of 2016 to 12.8% of revenues, before fuel surcharges, during the first nine months of 2017. The increase relates primarily to a change in the estimated residual values of certain equipment and to an increase in equipment purchase costs. During the third quarter of 2016, the Company reduced the expected residual values of certain groups of trucks due to a prolonged depressed used truck market. The reduction in expected residual values resulted in additional depreciation expense of approximately $2.0 million during the first nine months of 2017. The Company’s replacement cycle for trucks is between three and five years and its replacement cycle for trailers is seven years. The cost of new trucks and trailers has increased significantly over the previous three to seven-year replacement cycles. Depreciating higher cost equipment over the same length of time will result in an increase in depreciation expense during the respective period.

Gains and losses on sale or disposal of property decreased from a net gain of 1.6% of revenues, before fuel surcharges, during the first nine months of 2016 to a net loss of 0.1% of revenues, before fuel surcharges, during the first nine months of 2017. The decrease relates primarily to fewer trailers being sold during the first nine months of 2017 as compared to the first nine months of 2016.

Non-operating income increased from 0.5% of revenues, before fuel surcharges, during the first nine months of 2016 to 2.1% of revenues, before fuel surcharges, during the first nine months of 2017. This increase resulted from an increase in gains on sales of marketable equity securities from $1.0 million during the first nine months of 2016 to $4.7 million during the first nine months of 2017.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 93.2% for the first nine months of 2016 to 96.7% for the first nine months of 2017.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(percentages)
Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	4.6	5.0	4.9	4.5
Rent and purchased transportation	90.1	93.4	90.6	92.2
Other	1.1	0.6	1.0	0.6
Total operating expenses	95.8	99.0	96.5	97.3
Operating income	4.2	1.0	3.5	2.7
Non-operating income	1.5	0.7	1.1	0.2
Interest expense	(0.5)	(0.5)	(0.6)	(0.5)
Income before income taxes	5.2	1.2	4.0	2.4

THREE MONTHS ENDED SEPTEMBER 30, 2017 VS. THREE MONTHS ENDED SEPTEMBER 30, 2016

During the third quarter of 2017, logistics and brokerage services revenue, before fuel surcharges, increased 28.9% to $13.7 million as compared to $10.6 million during the third quarter of 2016. The increase relates to an increase in our average rates charged and to an increase in the average length of haul for brokered loads during the third quarter of 2017 as compared to the third quarter of 2016.

Salaries, wages and benefits decreased from 5.0% of revenues, before fuel surcharges, in the third quarter of 2016 to 4.6% of revenues, before fuel surcharges, during the third quarter of 2017. The decrease relates primarily to an increase in brokerage revenue, partially offset by an increase in the amount paid to employees assigned to the logistics and brokerage division during the third quarter of 2017 as compared to the third quarter of 2016. To a lesser extent, the percentage-based decrease relates to the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, operations wages, and payroll taxes with an increase in revenues for the periods compared.

Rents and purchased transportation decreased from 93.4% of revenues, before fuel surcharges, during the third quarter of 2016 to 90.1% of revenues, before fuel surcharges, during the third quarter of 2017. The decrease results from paying third party carriers a smaller percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 99.0% for the third quarter of 2016 to 95.8% for the third quarter of 2017.

NINE MONTHS ENDED SEPTEMBER 30, 2017 VS. NINE MONTHS ENDED SEPTEMBER 30, 2016

During the first nine months of 2017, logistics and brokerage services revenue, before fuel surcharges, increased 4.7% to $35.8 million as compared to $34.2 million during the first nine months of 2016. The increase relates to an increase in our average rates charged and to an increase in the average length of haul for brokered loads during the first nine months of 2017, as compared to the first nine months of 2016.

Salaries, wages and benefits increased from 4.5% of revenues, before fuel surcharges, during the first nine months of 2016 to 4.9% of revenues, before fuel surcharges, during the first nine months of 2017. The increase relates to an increase in the number of employees assigned to the logistics and brokerage division during the first nine months of 2017 as compared to the first nine months of 2016.

Rents and purchased transportation decreased from 92.2% of revenues, before fuel surcharges, during the first nine months of 2016 to 90.6% of revenues, before fuel surcharges during the first nine months of 2017. The decrease results from paying third party carriers a smaller percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 97.3% for the first nine months of 2016 to 96.5% for the first nine months of 2017.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED SEPTEMBER 30, 2017 VS. THREE MONTHS ENDED SEPTEMBER 30, 2016

Net income for all divisions was approximately $3.4 million, or 3.7% of revenues, before fuel surcharges for the third quarter of 2017 as compared to net income of $3.5 million, or 3.6% of revenues, before fuel surcharges for the third quarter of 2016. The decrease in net income resulted in diluted earnings per share of $0.54 for the third quarter of 2017 as compared to diluted earnings per share of $0.53 for the third quarter of 2016.

NINE MONTHS ENDED SEPTEMBER 30, 2017 VS. NINE MONTHS ENDED SEPTEMBER 30, 2016

Net income for all divisions was approximately $7.3 million, or 2.6% of revenues, before fuel surcharges for the first nine months of 2017 as compared to net income of $10.4 million, or 3.6% of revenues, before fuel surcharges for the first nine months of 2016. The decrease in net income resulted in diluted earnings per share of $1.14 for the first nine months of 2017 as compared to diluted earnings per share of $1.54 for the first nine months of 2016.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our lines of credit, installment notes, and our investment margin account.

During the first nine months of 2017, we generated $49.2 million in cash from operating activities. Investing activities used $23.6 million in cash in the first nine months of 2017. Financing activities used $25.5 million in cash in the first nine months of 2017.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first nine months of 2017, we utilized cash on hand, installment notes, and our lines of credit to finance purchases of revenue equipment and other assets of approximately $38.6 million.

Occasionally, we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 60 months. During the first nine months of 2017, the Company’s subsidiary, P.A.M. Transport, Inc., entered into installment obligations totaling approximately $17.6 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments.

During the remainder of 2017, we expect to purchase approximately 183 new trucks and 443 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $27.9 million. In addition, on October 10, 2017, we commenced a Dutch auction tender offer to repurchase of up to 400,000 shares of our common stock at a price within the range of $27.00 to $30.00 per share. Subject to certain limitations and legal requirements, we could repurchase up to an additional 2% of our outstanding shares, which totals 126,060 shares. The offer will expire on November 7, 2017, unless the offer is extended. Assuming that the maximum of 400,000 shares are tendered in the offer at the maximum purchase price of $30.00 per share, the aggregate purchase price will be approximately $12.0 million. Assuming that an additional amount of shares above the maximum 400,000 shares are tendered in the offer at the maximum purchase price of  $30.00 per share and we exercise our right to purchase an additional number of shares up to 2% of our outstanding shares (or approximately 126,060 additional shares), the aggregate purchase price will be approximately $15.8 million.

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

During the first nine months of 2017, we maintained a $40.0 million revolving line of credit. Amounts outstanding under the line of credit bear interest at LIBOR (determined as of the first day of each month) plus 1.50% (2.74% at September 30, 2017), are secured by our accounts receivable and mature on July 1, 2019. At September 30, 2017 outstanding advances on the line of credit were approximately $1.5 million, including approximately $0.7 million in letters of credit, with availability to borrow $38.5 million.

Trade accounts receivable increased from $56.1 million at December 31, 2016 to $58.6 million at September 30, 2017. The increase relates to a general increase in freight revenues, which flows through the accounts receivable account, at the end of the third quarter of 2017 as compared to the end of the last quarter of 2016.

Other accounts receivable increased from $5.0 million at December 31, 2016 to $9.5 million at September 30, 2017 primarily due to the timing of proceeds received from the sale of used equipment. These proceeds are held as restricted cash, and will be used to fund future new equipment purchases.

Prepaid expenses and deposits increased from $8.8 million at December 31, 2016 to $9.0 million at September 30, 2017. The increase relates to the annual prepayment of insurance premiums for various policies that renew on September 1st each year. This prepayment will be amortized over the life of the insurance policies, which is generally September 2017 to August 2018. The increase in prepaid expenses was partially offset by the amortization of items that were prepaid as of December 31, 2016.

Marketable equity securities decreased from $27.6 million at December 31, 2016 to $25.0 million at September 30, 2017. The $2.6 million decrease was due to the sale of marketable equity securities with a combined market value of approximately $6.0 million, to the purchase of marketable equity securities with a combined market value of approximately $2.0 million, and to a net increase in market value of approximately $1.4 million during the first nine months of 2017.

Accounts payable increased by approximately $13.6 million. The majority of the Company’s insurance policies renew in September each year and there was approximately $4.1 million accrued as of September 30, 2017 for premiums related to these renewals. There was an increase of approximately $6.0 million for new equipment invoices as of September 30, 2017 compared to December 31, 2016. Bank overdrafts, or outstanding checks, increased by approximately $2.9 million during the first nine months of 2017, and included approximately $1.7 million of new equipment purchases.

Long-term debt and current maturities of long term-debt are reviewed on an aggregate basis, as the classification of amounts in each category are typically affected merely by the passage of time. Long-term debt and current maturities of long-term debt, on an aggregate basis, decreased from $167.2 million at December 31, 2016 to $148.2 million at September 30, 2017. The decrease was primarily related to the net effect of installment note payments made during the first nine months of 2017 and additional borrowings received during the first nine months of 2017.

Treasury stock increased from $122.8 million at December 31, 2016 to $124.8 million at September 30, 2017. The increase relates primarily to the repurchase of 110,316 shares of the Company’s common stock under its stock repurchase program during the first nine months of 2017.

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

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities decreased to $25.0 million at September 30, 2017 from $27.6 million at December 31, 2016. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $2.5 million. For additional information with respect to the marketable equity securities, see Note C to our condensed consolidated financial statements.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s stock repurchase program has been extended and expanded several times, most recently in April 2017, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. Since the reauthorization, the Company has repurchased 110,316 shares of its common stock under this repurchase program.

The following table summarizes the Company’s common stock repurchases during the third quarter of 2017 made pursuant to the stock repurchase program. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser”.

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1-31, 2017	6,154	$17.81	6,154	424,074
August 1-31, 2017	19,430	17.39	19,430	404,644
September 1-30, 2017	14,960	21.33	14,960	389,684
Total	40,544	$18.91	40,544

(1)	The Company’s stock repurchase program does not have an expiration date.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002.)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 11, 2007.)
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

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: November 1, 2017	By: /s/ Daniel H. Cushman
Daniel H. Cushman
President and Chief Executive Officer
(principal executive officer)

Dated: November 1, 2017	By: /s/ Allen W. West
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