Form 10-K
period 2017-12-31
PAM TRANSPORTATION SERVICES INC
filed 2018-03-09
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐         No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant computed by reference to the average of the closing bid and ask prices of the common stock as of the last business day of the registrant's most recently completed second quarter was $44,740,455. Solely for the purposes of this response, the registrant has assumed, without admitting for any purpose, that all executive officers and directors of the registrant, and no other persons, are the affiliates of the registrant at that date.

The number of shares outstanding of the registrant’s common stock, as of February 23, 2018: 6,175,889 shares of $.01 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 25, 2018, are incorporated by reference in answer to Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission of the registrant’s fiscal year ended December 31, 2017.

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

P.A.M. TRANSPORTATION SERVICES, INC.

FORM 10-K

For the fiscal year ended December 31, 2017

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

Operations

Our operations can generally be classified into truckload services or brokerage and logistics services. Truckload services include those transportation services in which we utilize company owned trucks or independent contractor owned trucks for the pickup and delivery of freight. The brokerage and logistics services consists of services such as transportation scheduling, routing, mode selection, transloading and other value added services related to the transportation of freight which may or may not involve the use of company-owned or independent contractor-owned equipment. Both our truckload operations and our brokerage and logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. Truckload services operating revenues, before fuel surcharges, represented 86.3%, 88.4% and 87.6% of total operating revenues for the years ended December 31, 2017, 2016 and 2015, respectively. The remaining operating revenues, before fuel surcharge for the same periods were generated by brokerage and logistics services, representing 13.7%, 11.6%, and 12.4%, respectively.

Approximately 59% of the Company's revenues are derived from domestic shipments while approximately 41% of our revenues are derived from freight originating from or destined to locations in Mexico or Canada.

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

Industry

According to the American Trucking Association’s “American Trucking Trends 2017” report, the trucking industry transported approximately 70% of the total volume of freight transported in the United States during 2016, which equates to 10.4 billion tons and over $650 billion in revenue. The truckload industry is highly fragmented and is impacted by several economic and business factors, many of which are beyond the control of individual carriers. The state of the economy, coupled with equipment capacity levels, can impact freight rates. Volatility of various operating expenses, such as fuel and insurance, make the predictability of profit levels uncertain. Availability, attraction, retention and compensation of drivers also affect operating costs, as well as equipment utilization. In addition, the capital requirements for equipment, coupled with potential uncertainty of used equipment values, impact the ability of many carriers to expand their operations. The current operating environment is characterized by the following:

•	Competition for freight;

•	Price increases by truck and trailer equipment manufacturers;

•	Volatile fuel costs; and

•	Pressure on less profitable or undercapitalized carriers to consolidate or exit the industry.

Competition

The trucking industry is highly competitive and includes thousands of carriers, none of which dominates the market in which the Company operates. The Company's market share is less than 1%, and we compete primarily with other irregular route medium- to long-haul truckload carriers, with private carriage conducted by our existing and potential customers, and, to a lesser extent, with the railroads. We compete on the basis of quality of service and delivery performance, as well as price. Many of the other irregular route long-haul truckload carriers have substantially greater financial resources, own more equipment or carry a larger total volume of freight as compared to the Company.

Marketing and Significant Customers

Our marketing emphasis is directed to that portion of the truckload market which is generally service-sensitive, as opposed to being solely price driven. We seek to become a “core carrier” for our customers in order to maintain high utilization and capitalize on recurring revenue opportunities. Our marketing efforts are diversified and designed to gain access to dedicated, expedited, regional, automotive, and long-haul opportunities (including those in Mexico and Canada) and to expand supply chain solutions offerings.

Our sales efforts are conducted by a staff of nine employees who are located in our major markets and supervised from our headquarters. These individuals work to improve profitability by maintaining an even flow of freight traffic (taking into account the balance between originations and destinations in a given geographical area), high utilization, and minimizing movement of empty equipment.

Our five largest customers, for which we provide carrier services covering a number of geographic locations, accounted for approximately 41%, 43% and 44% of our total revenues in 2017, 2016 and 2015, respectively. General Motors Company accounted for approximately 18%, 18% and 15% of our revenues in 2017, 2016 and 2015, respectively. Fiat Chrysler Automobiles accounted for approximately 10%, 9% and 11% of our revenues in 2017, 2016 and 2015, respectively. Ford Motor Company accounted for approximately 9%, 10% and 11% of our revenues in 2017, 2016 and 2015, respectively.

We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. Approximately 46%, 45% and 47% of our revenues were derived from transportation services provided to the automobile industry during 2017, 2016 and 2015, respectively.

Revenue Equipment

At December 31, 2017, our truck fleet consisted of 1,721 trucks, which included 18 trucks leased under operating leases and 560 independent contractor trucks. At December 31, 2017, our trailer fleet consisted of 5,795 trailers. Our company-owned trucks and leased trucks are late model, well-maintained, premium trucks, which we believe help to attract and retain drivers, maximize fuel efficiency, promote safe operations, minimize maintenance and repair costs, and improve customer service by minimizing service interruptions caused by breakdowns. The average age of our trucks and trailers as of December 31, 2017 was 1.49 years and 3.38 years respectively. We evaluate our equipment purchasing decisions based on factors such as initial cost, useful life, warranty terms, expected maintenance costs, fuel economy, driver comfort, customer needs, manufacturer support, and resale value.

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

Our trucks carry full warranty coverage for at least three years or 375,000 miles. Extended truck warranties can be negotiated with the truck manufacturer and manufacturers of major components, such as engine, transmission, and differential manufacturers, for up to five years or 575,000 miles. Our trailers carry full warranties by the manufacturer for up to five years with certain components covered for up to ten years.

Employees

At December 31, 2017, we employed 2,409 persons, of whom 1,770 were drivers, 172 were employed in maintenance, 249 were employed in operations, 40 were employed in marketing, 110 were employed in safety and personnel, and 68 were employed in general administration and accounting. A total of 2,391 of our employees were employed on a full-time basis as of December 31, 2017. None of our employees are represented by a collective bargaining unit, and we believe that our employee relations are good.

Drivers

At December 31, 2017, we utilized 1,770 company drivers in our operations. We also had 629 drivers for independent contractors under contract who were compensated on a per mile basis. Our drivers are compensated on the basis of miles driven, loading and unloading, extra stops, and layovers in transit. Drivers can earn bonuses by recruiting other qualified drivers who become employed by us, and both cash and non-cash prizes are awarded for achieving certain safety and miles-per-gallon goals. All of our drivers are recruited, screened, and drug tested and participate in our driver training program. Our driver training program stresses the importance of safety and reliable, on-time delivery. Drivers are required to report to their driver managers daily and at the earliest possible moment when any condition occurs en route that might delay their scheduled delivery time.

We contract with independent contractors to supply one or more trucks and drivers for our use. Independent contractors must pay their own truck expenses, fuel, maintenance, insurance, and driver costs. They must meet and operate within our guidelines with respect to safety. We have a lease-purchase program whereby we offer independent contractors the opportunity to lease a truck, with the option to purchase the truck at the end of the lease term. We believe our lease-purchase program has contributed to our ability to attract and retain independent contractors. At December 31, 2017, approximately 290 independent contractors were leasing 355 trucks in this program.

In addition to strict application screening and drug testing, before being permitted to operate a vehicle, our drivers must undergo classroom instruction on our policies and procedures, safety techniques as taught by the Smith System of Defensive Driving, and the proper operation of equipment, and must pass both written and road tests. Instruction in defensive driving and safety techniques continues after hiring, with seminars at several of our terminals. At December 31, 2017, we employed 93 persons on a full-time basis in our driver recruiting, training and safety instruction programs.

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

In December 2011, the FMCSA released new rules regulating HOS that became effective in July 2013. These rules reduced the maximum hours that could be worked in a consecutive seven day period from 82 to 70, required that a driver take a mandatory thirty minute break during each consecutive eight hour driving period, and required that a driver take a 34 hour rest period, or restart, that included two periods between 1:00 a.m. and 5:00 a.m. that could only be used one time every seven calendar days.

In December 2014, the Consolidated and Further Continuing Appropriations Act of 2015 suspended enforcement of the requirements for use of the 34 hour restart that became effective in July 2013 and replaced them with the previous restart rules that were in effect on June 30, 2013 pending the completion of the Commercial Vehicle Driver Restart Study which is designed to measure and compare the fatigue and safety performance of truck drivers using the two different versions of the HOS restart provisions. As of December 31, 2017, the study has been completed, but the findings have not been publicly disclosed.

In July 2012, Congress passed legislation renewing the mandate for electronic logging devices and designated authority to the FMCSA to propose a new rule. In December 2015, the FMCSA amended the Federal Motor Carrier Safety Regulations to establish minimum performance and design standards for HOS electronic logging devices (“ELDs”); requirements for the mandatory use of these devices by drivers currently required to prepare HOS records of duty status; requirements concerning HOS supporting documents; and measures to address concerns about harassment resulting from the mandatory use of ELDs. This ruling affects nearly all carriers, including us, and required ELDs to be installed prior to December 2017, with enforcement beginning in April 2018. Since our trucks are currently ELD equipped, we do not foresee a negative impact to our profitability as a result of this new rule; however, we believe that more effective enforcement of HOS rules on smaller carriers may present challenges for them and may improve our competitive position.

The FMCSA administers carrier safety compliance and enforcement through its Compliance, Safety, Accountability (“CSA”) program that became effective in December 2010. CSA is designed to measure and evaluate the safety performance of carriers and drivers through categorization of inspection and crash results into Behavior Analysis and Safety Improvement Categories (“BASICs”) including unsafe/fatigued driving, driver fitness, controlled substances and alcohol, maintenance, cargo, and crashes. BASIC scores are evaluated relative to carrier peer groups to determine carriers that exceed certain thresholds, identifying them for intervention. Intervention status might include targeted roadside inspections, onsite investigations and the development of cooperative safety plans, among other things. Ongoing compliance with CSA may result in additional expenses to the Company or a reduction in the pool of drivers eligible for us to hire. In addition to FMCSA action, a BASIC score that exceeds an intervention threshold might have a negative impact on our ability to attract customers and drivers.

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

Our motor carrier operations are also subject to environmental laws and regulations, including laws and regulations dealing with the transportation of hazardous materials and other environmental matters, and our operations involve certain inherent environmental risks. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We have instituted programs to monitor and control environmental risks and assure compliance with applicable environmental laws. As part of our safety and risk management program, we periodically perform internal environmental reviews so that we can achieve environmental compliance and avoid environmental risk. We transport a minimum amount of environmentally hazardous substances and, to date, have experienced no significant claims for hazardous materials shipments. If we should fail to comply with applicable regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

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

A significant portion of our revenue is generated from our major customers. For 2017, our top five customers, based on revenue, accounted for approximately 41% of our revenue, and our three largest customers, General Motors Company, Fiat Chrysler Automobiles, and Ford Motor Company, accounted for approximately 18%, 10%, and 9% of our revenue, respectively. We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. As a result, the concentration of our business within the automobile industry is greater than the concentration in a single customer. Approximately 46% of our revenues for 2017 were derived from transportation services provided to the automobile industry.

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

The transportation industry often experiences significant difficulty in attracting and retaining qualified drivers and independent contractors. This shortage is exacerbated by several factors, including demand from competing industries, such as manufacturing, construction and farming, demand from other transportation companies, and the impact of regulations, including CSA and new hours of service rules. Economic conditions affecting operating costs such as fuel, insurance, equipment and maintenance costs can negatively impact the number of qualified independent contractors available to us. We have from time to time experienced under-utilization and increased expenses due to a shortage of qualified drivers. If we are unable to attract drivers or contract with independent contractors when needed, we could be required to further adjust our driver compensation packages, increase driver recruiting efforts, or let trucks sit idle, any of which could adversely affect our growth and profitability.

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

Our information technology systems are subject to certain cyber security and disaster risks that are beyond our control.

We depend heavily on the proper functioning and availability of our information, communications, and data processing systems, including operating and financial reporting systems, in operating our business. Our operating system is critical in meeting customer expectations, effectively tracking, maintaining and operating our equipment, directing and compensating our employees, and interfacing with our financial reporting system. Our financial reporting system receives, processes, controls and reports information for operating our business and for tabulation into our financial statements.

While we are not aware of a breach that has resulted in lost productivity or exposure of sensitive information to date, we are aware that our systems are targeted by various viruses and cyber-attacks and expect these efforts to continue. Our systems and those of our technology and communications providers are vulnerable to interruptions caused by natural disasters, power loss, telecommunication and internet failures, cyber-attack, and other events beyond our control. Accordingly, information security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us.

Although our information systems are protected through physical and software security as well as redundant backup systems, they remain susceptible to cyber security risks. Some of our software systems are utilized by third parties who provide outsourced processing services which may increase the risk of a cyber-security incident.

A successful cyber-attack or catastrophic natural disaster could significantly affect our operating and financial systems and could temporarily disrupt our ability to provide required services to our customers, impact our ability to manage our operations and perform vital financial processes, any of which could have a materially adverse effect on our business.

We have substantial fixed costs and, as a result, our operating income fluctuates disproportionately with changes in our net sales.

A significant portion of our expenses are fixed costs that neither increase nor decrease proportionately with sales. There can be no assurance that we would be able to reduce our fixed costs proportionately in response to a decline in our sales, and therefore our competitiveness could be significantly impacted. As a result, a decline in our sales would result in a higher percentage decline in our income from operations and net income.

Our financial results may be adversely impacted by potential future changes in accounting standards or practices.

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

Matthew T. Moroun, the Chairman of our Board of Directors, and a trust of which Mr. Moroun is a co-trustee together own approximately 63.2% of our outstanding common stock. As a result, Mr. Moroun has the power to:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices and primary terminal facilities, which we own, are located in Tontitown, Arkansas. These facilities are located on approximately 44.6 acres and consist of 114,403 square feet of office space and maintenance and storage facilities.

Our subsidiaries lease facilities in Indianapolis, Indiana; Romulus, Michigan; Tahlequah, Oklahoma; Memphis, Tennessee, and Monterrey, Mexico. Our terminal facilities in North Little Rock, Arkansas; North Jackson, Ohio; Willard, Ohio; and Irving and Laredo, Texas are owned. The leased facilities are leased primarily on contractual terms typically ranging from one to five years. As of December 31, 2017, the following table provides a summary of the ownership and types of activities conducted at each location:

Location	Own/ Lease	Dispatch Office	Maintenance Facility	Safety Training
Tontitown, Arkansas	Own	Yes	Yes	Yes
North Little Rock, Arkansas	Own	No	Yes	Yes
Indianapolis, Indiana	Lease	No	Yes	No
Romulus, Michigan	Lease	No	Yes	No
North Jackson, Ohio	Own	Yes	Yes	Yes
Willard, Ohio	Own	Yes	Yes	No
Tahlequah, Oklahoma	Lease	No	No	No
Irving, Texas	Own	Yes	Yes	Yes
Laredo, Texas	Own	Yes	Yes	Yes
Monterrey, Mexico	Lease	No	No	No
Memphis, Tennessee	Lease	No	Yes	No

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

Fiscal Year Ended December 31, 2017

	High	Low
First Quarter	$27.17	$15.53
Second Quarter	20.45	14.50
Third Quarter	24.31	16.34
Fourth Quarter	43.20	23.09

Fiscal Year Ended December 31, 2016

	High	Low
First Quarter	$32.23	$22.13
Second Quarter	30.99	14.75
Third Quarter	21.32	15.60
Fourth Quarter	28.43	18.75

As of February 16, 2018, there were approximately 78 holders of record of our common stock.

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

Repurchases of Equity Securities by the Issuer

The Company’s stock repurchase program has been extended and expanded several times, most recently in April 2017, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. Following the reauthorization, the Company repurchased 110,316 shares of its common stock under this repurchase program.

In October 2017, our Board of Directors authorized the repurchase of up to 400,000 shares of our common stock through a Dutch auction tender offer (the “2017 tender offer”). Subject to certain limitations and legal requirements, the Company could repurchase up to an additional 2% of its outstanding shares which totals 126,060 shares. The 2017 tender offer commenced on October 10, 2017 and expired on November 7, 2017. Through this tender offer, the Company’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $27.00 to $30.00 per share. Upon expiration, 143,859 shares were purchased through this offer at a final purchase price of $30.00 per share for a total of approximately $4.4 million, including fees and commission. The repurchase was settled on November 10, 2017. The Company accounted for the repurchase of these shares as treasury stock on the Company’s consolidated balance sheet as of December 31, 2017.

In addition, the Company repurchased 567,413 shares and 298,566 shares during 2016 and 2015, respectively, through publicly announced Dutch auction tender offers. See “Item 8. Financial Statements and Supplementary Data, Note 7 to the Consolidated Financial Statements – Capital Stock” for additional information regarding these tender offers.

The following table summarizes the Company’s common stock repurchases during the fourth quarter of 2017 made pursuant to the 2017 tender offer. No shares were purchased during the quarter other than through the 2017 tender offer, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser”.

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number of shares that may yet be purchased under the plans or programs(1)
October 1-31, 2017	-		-	-		389,684
November 1-30, 2017	143,859	(2)	$30.00	143,859	(2)	389,684
December 1-31, 2017	-		-	-		389,684
Total	143,859		$30.00	143,859

(1)	The Company’s stock repurchase program does not have an expiration date.
(2)	All shares were purchased pursuant to the 2017 tender offer.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for a presentation of compensation plans under which equity securities of the Company are authorized for issuance.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of the NASDAQ OMX Index for the NASDAQ Stock Market (U.S. companies) and the NASDAQ OMX Index for the NASDAQ Trucking and Transportation Stocks for the period of five years commencing December 31, 2012 and ending December 31, 2017. The graph assumes that the value of the investment in our common stock and in each index was $100 on December 31, 2012 and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG OUR COMMON STOCK,

THE NASDAQ OMX INDEX FOR THE NASDAQ STOCK MARKET (U.S. COMPANIES)

AND THE NASDAQ TRUCKING AND TRANSPORTATION STOCKS INDEX THROUGH DECEMBER 31, 2017

Item 6. Selected Financial Data.

The following selected financial and operating data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Statement of Operations Data:
Operating revenues:
Operating revenues, before fuel surcharge	$373,523	$382,737	$355,403	$316,584	$313,117
Fuel surcharge	64,315	50,115	61,647	94,353	89,696
Total operating revenues	437,838	432,852	417,050	410,937	402,813

Operating expenses:
Salaries, wages and benefits	102,227	112,235	105,943	108,371	107,037
Operating supplies and expenses	79,505	82,993	89,878	126,875	137,268
Rent and purchased transportation	174,477	158,298	134,188	90,831	85,226
Depreciation	42,274	39,114	32,346	36,296	39,088
Insurance and claims	17,484	16,632	15,315	20,274	14,586
Other	9,249	8,352	8,904	9,871	8,956
Gain on sale or disposal of property	(58)	(4,700)	(5,754)	(4,591)	(854)
Total operating expenses	425,158	412,924	380,820	387,927	391,307
Operating income	12,680	19,928	36,230	23,010	11,506
Non-operating income	5,853	1,485	1,516	2,099	1,540
Interest expense	(3,902)	(3,641)	(2,818)	(2,897)	(3,375)
Income before income taxes	14,631	17,772	34,928	22,212	9,671
Income tax (benefit) expense	(24,268)	6,671	13,492	8,721	3,756
Net income	$38,899	$11,101	$21,436	$13,491	$5,915

Earnings per common share:
Basic	$6.14	$1.68	$2.94	$1.69	$0.68
Diluted	$6.08	$1.67	$2.93	$1.68	$0.68

Average common shares outstanding – Basic	6,331	6,627	7,288	7,990	8,662
Average common shares outstanding – Diluted (1)	6,398	6,649	7,325	8,034	8,682

Cash dividends declared per common share	$-	$-	$-	$-	$-
__________
(1)

Diluted income per share for 2017, 2016, 2015, 2014, and 2013 assumes the exercise of stock options to purchase an aggregate of 50,177, 39,093, 44,755, 71,990, and 92,496 shares of common stock, respectively.

	At December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:	(in thousands)
Total assets	$392,185	$380,066	$357,995	$324,605	$329,302
Long-term debt, excluding current portion	98,995	124,391	99,223	52,293	70,366
Stockholders' equity	127,604	94,158	101,554	99,985	115,946

	Year Ended December 31,
	2017		2016		2015		2014		2013
Operating Data:
Operating ratio (1)	96.6%		94.8%		89.8%		92.7%		96.3%
Average number of truckloads per week	7,134		6,827		6,388		5,674		6,120
Average miles per trip	635		684		673		729		675
Total miles traveled (in thousands)	229,392		237,266		218,418		209,990		209,837
Average miles per truck	125,009		125,471		119,419		117,868		116,256
Average revenue, before fuel surcharge per truck per day	$805		$797		$765		$700		$683
Average revenue, before fuel surcharge per loaded mile	$1.51		$1.53		$1.53		$1.50		$1.49
Empty mile factor	6.8%		6.8%		6.8%		6.8%		7.3%

At end of period:
Total company-owned/leased trucks	1,721	(2)	1,855	(3)	1,860	(4)	1,761	(5)	1,837	(6)
Average age of company-owned trucks (in years)	1.49		1.49		1.32		1.58		1.52
Total company-owned/leased trailers	5,795	(7)	5,699	(8)	4,983	(9)	4,919	(10)	5,170	(11)
Average age of company-owned trailers (in years)	3.38		2.71		3.47		5.19		6.34
Number of employees and independent contract drivers	2,969		3,216		3,049		2,911		3,022

  __________

(1)	Total operating expenses, net of fuel surcharge as a percentage of operating revenues, before fuel surcharge;
(2)

Includes 560 independent contractor trucks; (3) Includes 578 independent contractor trucks; (4) Includes 482 independent contractor trucks; (5) Includes 325 independent contractor trucks; (6) Includes 357 independent contractor trucks; (7) Includes zero leased trailers; (8) Includes 232 leased trailers; (9) Includes 80 leased trailers;

(10)	Includes 141 leased trailers; (11) Includes 91 leased trailers.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 86.3%, 88.4% and 87.6% of total revenues, excluding fuel surcharges for the twelve months ended December 31, 2017, 2016 and 2015, respectively.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge (and operating supplies and expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During 2017, 2016 and 2015, approximately $64.3 million, $50.1 million and $61.6 million, respectively, of the Company's total revenue was generated from fuel surcharges. We also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Results of Operations - Truckload Services

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Operating supplies and expenses are shown net of fuel surcharges.

	Years Ended December 31,
	2017	2016	2015

Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefit	30.9	32.6	33.6
Operating supplies and expenses, net of fuel surcharge	4.7	9.7	9.1
Rent and purchased transportation	39.9	34.7	29.8
Depreciation	13.1	11.5	10.4
Insurance and claims	5.4	4.9	4.9
Other	2.7	2.4	2.8
Gain on sale or disposal of property	(0.0)	(1.4)	(1.9)
Total operating expenses	96.7	94.4	88.7
Operating income	3.3	5.6	11.3
Non-operating income	1.7	0.4	0.5
Interest expense	(1.1)	(1.0)	(0.9)
Income before income taxes	3.9%	5.0%	10.9%

2017 Compared to 2016

For the year ended December 31, 2017, truckload services revenue, before fuel surcharges, decreased 4.7% to $322.4 million as compared to $338.3 million for the year ended December 31, 2016. The decrease relates primarily to a decrease in the number of miles traveled and a decrease in the average revenue per mile. The number of miles traveled decreased from 237.3 million miles during 2016 to 229.4 million miles during 2017, primarily as a result of a decrease in the average number of trucks in service, which decreased from 1,891 during 2016 to 1,835 during 2017.

Salaries, wages and benefits decreased from 32.6% of revenues, before fuel surcharges, during 2016 to 30.9% of revenues, before fuel surcharges, during 2017. The decrease relates primarily to a decrease in company driver wages paid during 2017 compared to 2016. Our driver pool consists of both company drivers and third-party owner-operator drivers. Company drivers are employees of the Company and perform services in company-owned equipment while owner-operator drivers provide services, under contract, using their own equipment. While each group is generally compensated on a per-mile basis, owner-operator payments are classified in the Company’s financial statements under Rent and purchased transportation. The decrease in Salaries, wages and benefits primarily resulted from a decrease in the overall number of miles driven and to the proportion of total miles driven by company drivers during 2017 compared to 2016. Also contributing to the decrease was a decrease in group health insurance claims under the Company’s self-insured health plan during 2017 as compared to 2016.

Operating supplies and expenses decreased from 9.7% of revenues, before fuel surcharges, during 2016 to 4.7% of revenues, before fuel surcharges, during 2017. The decrease relates primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased as a result of increased fuel surcharge collections from customers and to an increase in the proportion of total miles travelled by owner-operators in 2017 compared to 2016. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that, during periods of rising fuel prices, fuel surcharge collections increase, while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner-operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner-operators for their services is reported along with their base rate of pay in the Rent and purchased transportation category. These categorizations have the effect of reducing our net operating supplies and expenses while increasing the Rent and purchased transportation category, as discussed below. Also contributing to the decrease was a decrease in amounts paid for driver recruiting and to driver training schools during 2017 as compared to amounts paid during 2016.

Rent and purchased transportation increased from 34.7% of revenues, before fuel surcharges, during 2016 to 39.9% of revenues, before fuel surcharges, during 2017. The increase was primarily due to an increase in driver lease expense as average number of owner-operator trucks under contract increased from 557 during 2016 to 634 during 2017. The increase in costs in this category, as it relates to the increase in owner-operators, is partially offset by a decrease in other cost categories, such as repairs and fuel, which are generally borne by the owner-operator.

Depreciation increased from 11.5% of revenues, before fuel surcharges, during 2016 to 13.1% of revenues, before fuel surcharges, during 2017. The increase relates primarily to an increase in equipment acquisition costs, increases in the size of the Company’s owned truck and trailer fleet, and to a change in the estimated residual values of certain equipment. The Company uses a three-year and seven-year equipment replacement cycle for trucks and trailers, respectively, and the cost of new trucks and trailers have increased significantly over the previous three-year and seven-year periods. Depreciating higher cost equipment over the same length of time will result in an increase in depreciation expense during the respective period. During 2017 the company-owned trailer fleet increased by 328 trailers as rented trailers were turned in and replaced by company owned trailers. The number of company owned tractors being depreciated increased as tractors used under operating leases were turned in and replaced by company owned equipment. In addition, year over year depreciation increased due to a reduction in expected residual values of certain groups of tractors in August 2016 due to a prolonged depressed used truck market. The reduction in expected residual values resulted in additional depreciation expense of approximately $2.7 million during 2017 compared to $1.3 million during 2016.

Gains and losses on sale or disposal of property decreased from a net gain of 1.4% of revenues, before fuel surcharges, during 2016 to less than 0.5% of revenues, before fuel surcharges, during 2017. The decrease relates primarily to fewer trailers being sold during 2017 as compared to 2016 and to the continued depressed market for used equipment.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased to 96.7% for 2017 from 94.4% for 2016.

2016 Compared to 2015

For the year ended December 31, 2016, truckload services revenue, before fuel surcharges, increased 8.7% to $338.3 million as compared to $311.2 million for the year ended December 31, 2015. The increase related primarily to an increase in the number of miles traveled and an increase in equipment utilization. The number of miles traveled increased from 218.4 million miles during 2015 to 237.3 million miles during 2016 primarily as a result of an increase in the average number of trucks in service, which increased from 1,829 during 2015 to 1,891 during 2016. Also contributing to the increase in miles traveled was an increase in equipment utilization as the average number of miles traveled each work day increased from 470 miles per truck during 2015 to 494 miles per truck during 2016.

Salaries, wages and benefits decreased from 33.6% of revenues, before fuel surcharges, during 2015 to 32.6% of revenues, before fuel surcharges, during 2016. The percentage-based decrease was primarily a result of the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, maintenance wages, operations wages, and payroll taxes with an increase in revenues for the periods compared. On a dollar basis, Salaries, wages and benefits increased from $104.6 million during 2015 to $110.2 million during 2016. The increase related primarily to an increase in group health insurance claims expensed under the Company’s self-insured health plan and an increase in workers’ compensation costs during 2016 as compared to 2015.

Operating supplies and expenses increased from 9.1% of revenues, before fuel surcharges, during 2015 to 9.7% of revenues, before fuel surcharges, during 2016. The increase related primarily to an increase in amounts paid for driver recruiting and training. The Company recruited a significant portion of its drivers from third-party driver training schools and paid a fee for each driver employed by the Company at the end of the training period. Throughout 2015, and continuing into 2016, the per-driver fee charged by the Company’s largest provider of recruits increased periodically in accordance with an agreed upon fee schedule arrangement. The scheduled fee increases, along with an increase in the count of drivers recruited and other associated recruiting costs, resulted in an increase of $4.4 million in recruiting costs during 2016 as compared to 2015.

Rent and purchased transportation increased from 29.8% of revenues, before fuel surcharges, during 2015 to 34.7% of revenues, before fuel surcharges, during 2016. The increase related primarily to an increase in driver lease expense as the average number of independent contractor trucks under contract increased from 414 during 2015 to 557 during 2016. The increase in costs in this category, as they relate to the increase in independent contractors, were partially offset by a decrease in other cost categories, such as repairs and fuel, which are generally borne by the independent contractor.

Depreciation increased from 10.4% of revenues, before fuel surcharges, during 2015 to 11.5% of revenues, before fuel surcharges, during 2016. The increase related primarily to an increase in equipment costs, an increase in the size of the Company’s owned trailer fleet, and to a change in the estimated residual values of certain equipment. The Company uses a three-year and seven-year equipment replacement cycle for trucks and trailers, respectively, and the cost of new trucks and trailers have increased significantly over the previous three-year and seven-year periods. Depreciating higher cost equipment over the same length of time will result in an increase in depreciation expense during the respective period. During 2016, the company-owned trailer fleet increased by 415 trailers. Also during 2016, the Company reduced the expected residual values of certain groups of trucks due to a prolonged depressed used truck market. The reduction in expected residual values resulted in additional depreciation expense of approximately $1.3 million during 2016.

Other expenses decreased from 2.8% of revenues, before fuel surcharges, during 2015 to 2.4% of revenues, before fuel surcharges, during 2016. The decrease related primarily to a decrease in amounts expensed for legal fees and other supplies and expenses. This decrease was partially offset by an increase for amounts expensed for uncollectible revenue.

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

	Years Ended December 31,
	2017	2016	2015

Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	4.9	4.5	3.1
Rent and purchased transportation	89.8	92.5	94.0
Insurance and claims	0.1	0.0	0.0
Other	1.2	0.6	0.6
Total operating expenses	96.0	97.6	97.7
Operating income	4.0	2.4	2.3
Non-operating income	0.8	0.1	0.2
Interest expense	(0.6)	(0.5)	(0.4)
Income before income taxes	4.2%	2.0%	2.1%

2017 Compared to 2016

For the year ended December 31, 2017, logistics and brokerage services revenues, before fuel surcharges, increased 15.1% to $51.1 million as compared to $44.4 million for the year ended December 31, 2016. The increase was primarily the result of an increase in the number of loads brokered during 2017 as compared to 2016.

Salaries, wages and benefits increased from 4.5% of revenues, before fuel surcharges, in 2016 to 4.9% of revenues, before fuel surcharges, in 2017. The increase relates to an increase in wages paid to employees assigned to the logistics and brokerage division during 2017 as compared to 2016 and to an increase in the number of employees assigned to the logistics and brokerage services division.

Rent and purchased transportation decreased from 92.5% of revenues, before fuel surcharges, in 2016 to 89.8% of revenues, before fuel surcharges, in 2017. The decrease results from paying third party carriers a smaller percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved to 96.0% for 2017 from 97.6% for 2016.

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

Salaries, wages and benefits increased from 3.1% of revenues, before fuel surcharges, in 2015 to 4.5% of revenues, before fuel surcharges, in 2016. The increase related to an increase in wages paid to employees assigned to the logistics and brokerage division during 2016 as compared to 2015 and to a lesser extent, to an increase in the number of employees assigned to the logistics and brokerage services division.

Rent and purchased transportation decreased from 94.0% of revenues, before fuel surcharges, in 2015 to 92.5% of revenues, before fuel surcharges, in 2016. The decrease related to a decrease in the negotiated amounts paid to third party logistics and brokerage service providers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved to 97.6% for 2016 from 97.7% for 2015.

Results of Operations - Combined Services

2017 Compared to 2016

Income tax benefit was approximately $(24.3) million in 2017 resulting in an effective rate of (165.9%), as compared to an income tax expense of approximately $6.7 million in 2016 resulting in an effective rate of 37.5%.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act includes numerous changes to existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018 and repeal of the alternative minimum tax (“AMT”) allowing a refund of existing AMT carryovers during the years 2018 through 2021. As a result, the Company recorded a tax benefit of $29.3 million in the fourth quarter of 2017 related to the revaluation of its net deferred tax attributes. In addition, the effective tax rate is also impacted by the existence of partially non-deductible meal and incidental expense per-diem payments to company drivers. Per-diem payments may cause a significant difference in the Company’s effective tax rate from period-to-period as the proportion of non-deductible expenses to pre-tax net income increases or decreases.

While we do not anticipate any changes, the ultimate impact of the Act may differ from preliminary conclusions due to changes in interpretations and assumptions made by the Company as well as additional regulatory guidance that may be issued. At this time, the Company believes all preliminary conclusions reported are reasonably estimated but may adjust them over time as more information becomes available. Future adjustments, if any, will be disclosed in its financial statements.

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of Accounting Standards Codification (“ASC”) 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2017, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of December 31, 2017, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During 2017 and 2016, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2014 and forward remain open to examination in those jurisdictions.

The combined net income for all divisions was $38.9 million, or 10.4% of revenues, before fuel surcharge, for 2017 as compared to the combined net income for all divisions of $11.1 million or 2.9% of revenues, before fuel surcharge, for 2016. The increase in net income resulted in an increase in diluted earnings per share to $6.08 for 2017 from a diluted earnings per share of $1.67 for 2016.

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

Quarterly Results of Operations

The following table presents selected consolidated financial information for each of our last eight fiscal quarters through December 31, 2017. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the quarterly information.

	Quarter Ended
	Mar. 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	Mar. 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
	(unaudited)
	(in thousands, except earnings per share data)
Operating revenues	$109,405	$108,646	$108,899	$110,888	$103,589	$111,516	$109,393	$108,354
Total operating expenses	106,743	105,748	105,131	107,536	98,003	104,162	104,098	106,661
Operating income	2,662	2,898	3,768	3,352	5,586	7,354	5,295	1,693
Net income	2,283	1,609	3,446	31,561	2,935	3,992	3,451	723
Income per common share:
Basic	$0.36	$0.25	$0.54	$5.07	$0.41	$0.61	$0.54	$0.11
Diluted	$0.36	$0.25	$0.54	$5.00	$0.41	$0.61	$0.53	$0.11

Liquidity and Capital Resources

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, borrowings under our lines of credit, installment notes and investment margin account, and issuances of equity securities.

During 2017, we generated $50.5 million in cash from operating activities compared to $47.4 million and $61.5 million in 2016 and 2015, respectively. Investing activities used $45.1 million in cash during 2017 compared to $52.8 million and $85.5 in 2016 and 2015, respectively. The cash used for investing activities in all three years related primarily to the purchase of revenue equipment such as trucks and trailers and related equipment such as auxiliary power units. Financing activities used $5.2 million in cash during 2017 compared to providing $5.4 million and using $3.5 million in cash during 2016 and 2015, respectively. See the Consolidated Statements of Cash Flows in Item 8 of this Report.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing lines of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations, to finance capital expenditures and repay long-term debt. During 2017 and 2016, we utilized cash on hand, installment notes, and our lines of credit to finance revenue equipment purchases of approximately $66.8 million and $84.1 million, respectively.

Occasionally we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 60 months. At December 31, 2017, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $172.6 million. These installment notes are payable in monthly installments, ranging from 36 monthly installments to 60 monthly installments, at a weighted average interest rate of 2.52%. At December 31, 2016, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $165.3 million. These installment notes were payable in monthly installments, ranging from 36 to 60 months at a weighted average interest rate of 2.29%.

In order to maintain our truck and trailer fleet count, it is often necessary to purchase replacement units and place them in service before trade units are removed from service. The timing of this process often requires the Company to pay for new units without any reduction in price for trade units. In this situation, the Company later receives payment for the trade units as they are delivered to the equipment vendor and have passed vendor inspection. During the twelve months ended December 31, 2017 and 2016, the Company received approximately $15.7 million and $27.6 million, respectively, for units delivered for trade.

During 2017, the Company maintained a $40.0 million revolving line of credit. Amounts outstanding under the line bear interest at LIBOR (determined as of the first day of each month) plus 1.50% (2.86% at December 31, 2017), are secured by our trade accounts receivable and mature on July 1, 2019. At December 31, 2017, outstanding advances on the line were approximately $0.7 million, consisting entirely of letters of credit with availability to borrow $39.3 million.

Trade accounts receivable increased from $56.1 million at December 31, 2016 to $59.1 million at December 31, 2017. The increase relates to a general increase in freight revenue and fuel surcharge revenue, which flows through the accounts receivable account, during 2017 as compared to the freight revenue and fuel surcharge revenue generated during 2016.

Marketable equity securities at December 31, 2017 decreased approximately $1.0 million as compared to December 31, 2016. The decrease was related to changes in market value of approximately $2.0 million, sales of marketable equity securities with a combined cost basis of approximately $2.1 million, other than temporary write downs and returns of capital of approximately $0.1 million, combined, which were partially offset by purchases of marketable equity securities of approximately $3.2 million. At December 31, 2017, the remaining marketable equity securities have a combined cost basis of approximately $16.6 million and a combined fair market value of approximately $26.7 million. The Company has developed a strategy to invest in securities from which it expects to receive dividends that qualify for favorable tax treatment, as well as appreciate in value. The Company anticipates that increases in the market value of the investments combined with dividend payments will exceed interest rates paid on borrowings for the same period. During 2017, the Company had net unrealized pre-tax gains of approximately $2.6 million and received dividends of approximately $1.0 million. The holding term of these securities depends largely on the general economic environment, the equity markets, borrowing rates, and the Company's cash requirements.

Revenue equipment, at December 31, 2017, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units and auxiliary power units, increased approximately $20.5 million as compared to December 31, 2016. The increase relates primarily to the replacement of trucks that had been leased under operating leases with new company owned trucks and to a lesser extent, to the replacement of rented trailers with company owned trailers. The increase is also reflective of the higher purchase price of new trucks and trailers compared to the trucks and trailers which are being replaced and sold.

Income taxes refundable increased from $0.8 million at December 31, 2016 to $1.5 million at December 31, 2017 as a result of the reclassification of certain tax credits that became refundable due to the passage of the Tax Cut and Jobs Act in December 2017.

Accounts payable at December 31, 2017 increased approximately $3.6 million as compared to December 31, 2016. The increase was primarily related to a $2.9 million increase in amounts accrued for fixed asset purchases from $0.1 million at the end of 2016 to $3.0 million at the end of 2017. To a lesser extent the increase was related to a $0.9 million increase in bank overdrafts outstanding, from $3.5 million at December 31, 2016 to $4.4 million at December 31, 2017. Accounts payable accruals can vary significantly at the end of each reporting period depending on the timing of the actual date of payment in relation to the last day of the reporting period.

Accrued expenses and other liabilities decreased from $22.3 million at December 31, 2016 to $17.6 million at December 31, 2017. The decrease was primarily related to a decrease of approximately $4.5 million in margin account borrowings.

Current maturities of long term-debt and long-term debt fluctuations are reviewed on an aggregate basis as the classification of amounts in each category are typically affected merely by the passage of time. Current maturities of long-term debt and long-term debt, on an aggregate basis, at December 31, 2017, increased approximately $5.4 million as compared to December 31, 2016. The increase was related to additional borrowings received during 2017, net of the principal portion of scheduled installment note payments made during 2017.

For 2018, we expect to purchase 725 new trucks and 1,000 new trailers while continuing to sell or trade equipment that has reached the end of its life cycle, which we expect to result in net capital expenditures of approximately $107.1 million. Management believes we will be able to finance our existing needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our anticipated future cash flows and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Contractual Obligations and Commercial Commitments

The following table sets forth the Company's contractual obligations and commercial commitments as of December 31, 2017:

	Payments due by period
	(in thousands)
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 Years

Long-term debt (1)	$185,350	$77,529	$97,249	$10,572	$-
Operating leases (2)	491	382	103	6	-
Total	$185,841	$77,911	$97,352	$10,578	$-

(1)	Including interest.
(2)	Represents equipment, building, facilities, and drop yard operating leases.

Off-Balance Sheet Arrangements

At December 31, 2017, the Company operated 56 trucks under operating lease agreements. These lease agreements do not require any residual value guarantees; however, the trucks must meet certain normal wear and tear conditions upon return to lessor at the end of the lease term.

The trucks held under operating leases are not carried on our balance sheet and the respective lease payments are reflected in our consolidated statements of operations as a component of the caption “Rents and purchased transportation.” Rent expense related to the trucks under the operating lease agreements totaled approximately $5.5 million for the year ended December 31, 2017. The final 56 trucks operated under these lease agreements were returned or purchased by January 31, 2018.

Insurance

The Company maintains certain insurance coverages for physical damage, auto liability, and cargo loss risks as well as other general business risks. This coverage is provided through insurance policies with various insurance carriers which have per occurrence deductibles of up to $12,500. The Company maintains workers’ compensation coverage in Arkansas, Ohio, Oklahoma, Mississippi, and Florida with a $500,000 self-insured retention and a $500,000 per occurrence excess policy. The Company has elected to opt out of workers' compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has reserved for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers’ compensation claims. Letters of credit aggregating approximately $521,000 and certificates of deposit totaling $300,000 are held by banks as security for workers’ compensation claims. The Company self-insures for employee health claims with a stop loss of $325,000 per covered employee per year and estimates its liability for claims incurred but not reported.

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

Significantly all of the Company’s cash flows from operations are generated by trucks and trailers, and as such, the cost of other long-lived assets are funded by those operations. Therefore, management tests for the recoverability of all of the Company’s long-lived assets as a single group at the entity level and examines the forecasted future cash flows generated by trucks and trailers, including their eventual disposition, to determine if those cash flows exceed the carrying value of the long-lived assets. Forecasted cash flows are estimated using assumptions about future operations. To the extent that facts and circumstances change in the future, our estimates of future cash flows may also change either positively or negatively. In light of the Company’s market capitalization during 2017 and net operating profits of the Company for the years ended December 31, 2017 and 2016, no impairment indicators existed which required management to test the Company’s long-lived assets for recoverability as of December 31, 2017. As such, no impairment losses were recorded during 2017.

Claims accruals. The Company is self-insured for health and workers' compensation benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred but not reported (IBNR) claims. IBNR claims are estimated using historical lag information and other data either provided by outside claims administrators or developed internally. Actual claims payments may differ from management’s estimates as a result of a number of factors, including evaluation of severity, increases in legal or medical costs, and other case-specific factors. The actual claims payments are charged against the Company’s recorded accrued claims liabilities and have been reasonable with respect to the estimates of the liabilities made under the Company’s methodology. However, the estimation process is generally subjective, and to the extent that future actual results materially differ from original estimates made by management, adjustments to recorded accruals may be necessary which could have a material effect on the Company’s consolidated financial statements. Based upon our 2017 health and workers' compensation expenses, a 10% increase in both claims incurred and IBNR claims, would increase our annual health and workers' compensation expenses by approximately $0.8 million.

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. Significant management judgment is required as it relates to future taxable income, future capital gains, tax settlements, valuation allowances, and the Company’s ability to utilize tax loss and credit carryforwards. As of December 31, 2017, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

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

Equity Price Risk

We hold certain actively traded marketable equity securities which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities decreased to $26.6 million at December 31, 2017 from $27.6 million at December 31, 2016. The decrease was related to changes in market value of approximately $2.0 million, sales of marketable equity securities with a combined cost basis of approximately $2.1 million, other than temporary write downs and returns of capital of approximately $0.1 million, combined, which were partially offset by purchases of marketable equity securities of approximately $3.2 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $2.7 million. For additional information with respect to the marketable equity securities, see Note 3 to our consolidated financial statements.

Interest Rate Risk

Our line of credit bears interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are affected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $1.0 million of variable rate debt was outstanding under our line of credit for a full fiscal year; a hypothetical 100 basis point increase in LIBOR would result in approximately $10,000 of additional interest expense.

Commodity Price Risk

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our 2017 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by approximately $4.1 million.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk related to the activities of our branch office located in Mexico. Currently, we do not hedge our exchange rate exposure through any currency forward contracts, currency options, or currency swaps as all of our revenues, and substantially all of our expenses and capital expenditures, are transacted in U.S. dollars. However, certain operating expenditures and capital purchases related to our Mexico branch office are incurred within or exposed to fluctuations in the exchange rate between the U.S. Dollar and the Mexican peso. Based on 2017 expenditures denominated in pesos, a 10% decrease in the exchange rate would increase our annual operating expenses by approximately $57,000.

Item 8. Financial Statements and Supplementary Data.

The following statements are filed with this report:

Report of Independent Registered Public Accounting Firm – Grant Thornton LLP

Consolidated Balance Sheets - December 31, 2017 and 2016

Consolidated Statements of Operations - Years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income - Years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows - Years ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

P.A.M. Transportation Services, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 09, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Tulsa, Oklahoma

March 09, 2018

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2017 AND 2016 (in thousands, except share and per share data)

	2017	2016
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$224	$137
Accounts receivable—net:
Trade, less allowance of $1,335 and $994, respectively	59,055	56,143
Other	3,028	4,982
Inventories	1,660	1,900
Prepaid expenses and deposits	10,112	8,777
Marketable equity securities	26,664	27,621
Income taxes refundable	1,499	738

Total current assets	102,242	100,298

PROPERTY AND EQUIPMENT:
Land	5,374	5,374
Structures and improvements	18,927	18,861
Revenue equipment	375,817	355,339
Office furniture and equipment	9,761	10,402

Total property and equipment	409,879	389,976

Accumulated depreciation	(122,935)	(112,600)

Net property and equipment	286,944	277,376

OTHER ASSETS	2,999	2,392

TOTAL ASSETS	$392,185	$380,066

(Continued)

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2017 AND 2016 (in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	2017	2016

CURRENT LIABILITIES:
Accounts payable	$19,645	$16,088
Accrued expenses and other liabilities	17,609	22,330
Current maturities of long-term debt	73,641	42,806

Total current liabilities	110,895	81,224

Long-term debt—less current portion	98,995	124,391
Deferred income taxes	54,691	80,293

Total liabilities	264,581	285,908

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,529,124 and 11,510,863 shares issued; 6,160,889 and 6,396,803 shares outstanding at December 31, 2017 and December 31, 2016, respectively	115	115
Additional paid-in capital	81,559	80,822
Accumulated other comprehensive income	7,444	7,476
Treasury stock, at cost; 5,368,235 and 5,114,060 shares at December 31, 2017 and December 31, 2016, respectively	(129,183)	(122,835)
Retained earnings	167,669	128,580

Total stockholders’ equity	127,604	94,158

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$392,185	$380,066

(Continued)

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015 (in thousands, except per share data)

	2017	2016	2015
OPERATING REVENUES:
Revenue, before fuel surcharge	$373,523	$382,737	$355,403
Fuel surcharge	64,315	50,115	61,647

Total operating revenues	437,838	432,852	417,050

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	102,227	112,235	105,943
Operating supplies and expenses	79,505	82,993	89,878
Rents and purchased transportation	174,477	158,298	134,188
Depreciation	42,274	39,114	32,346
Insurance and claims	17,484	16,632	15,315
Other	9,249	8,352	8,904
Gain on disposition of equipment	(58)	(4,700)	(5,754)

Total operating expenses and costs	425,158	412,924	380,820

OPERATING INCOME	12,680	19,928	36,230

NON-OPERATING INCOME	5,853	1,485	1,516
INTEREST EXPENSE	(3,902)	(3,641)	(2,818)

INCOME BEFORE INCOME TAXES	14,631	17,772	34,928

FEDERAL & STATE INCOME TAX EXPENSE (BENEFIT):
Current	362	13	591
Deferred	(24,630)	6,658	12,901

Total federal & state income tax (benefit) expense	(24,268)	6,671	13,492

NET INCOME	$38,899	$11,101	$21,436

EARNINGS PER COMMON SHARE:
Basic	$6.14	$1.68	$2.94
Diluted	$6.08	$1.67	$2.93

AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,331	6,627	7,288
Diluted	6,398	6,649	7,325

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015 (in thousands)

	2017	2016	2015

NET INCOME	$38,899	$11,101	$21,436

Other comprehensive income (loss), net of tax:

Reclassification adjustment for realized gains on marketable securities included in net income (1)	(2,059)	(543)	(646)

Reclassification adjustment for unrealized losses on marketable securities included in net income (2)	26	440	516

Changes in fair value of marketable securities (3)	2,001	2,269	(962)

COMPREHENSIVE INCOME	$38,867	$13,267	$20,344

_______________
(1) Net of deferred income taxes of $(1,326), $(333), and $(396), respectively.
(2) Net of deferred income taxes of $16, $269, and $316, respectively.
(3) Net of deferred income taxes of $(687), $1,390, and $(588), respectively.

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015 (in thousands, except per share data)
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Treasury	Retained
	Shares / Amount		Capital	Income	Stock	Earnings	Total

BALANCE— January 1, 2015	7,423	$115	$79,926	$6,402	$(82,501)	$96,043	$99,985

Net income						21,436	21,436
Other comprehensive (loss), net of tax of $(668)				(1,092)			(1,092)
Exercise of stock options-shares issued including tax benefits	21		236				236
Restricted stock issued	3						-
Treasury stock repurchases	(330)				(19,278)		(19,278)
Share-based compensation			267				267

BALANCE— December 31, 2015	7,117	115	80,429	5,310	(101,779)	117,479	101,554

Net income						11,101	11,101
Other comprehensive income, net of tax of $1,326				2,166			2,166
Exercise of stock options-shares issued including tax benefits	8		91				91
Restricted stock issued	5
Treasury stock repurchases	(733)				(21,056)		(21,056)
Share-based compensation			302				302

BALANCE— December 31, 2016	6,397	115	80,822	7,476	(122,835)	128,580	94,158

Net income						38,899	38,899
Other comprehensive (loss), net of tax of $1,995				(32)			(32)
Exercise of stock options-shares issued including tax benefits	11		123				123
Restricted stock issued	7
Treasury stock repurchases	(254)				(6,348)		(6,348)
Share-based compensation			614				614
Cumulative effect adjustment – ASU 2016-09						190	190

BALANCE— December 31, 2017	6,161	$115	$81,559	$7,444	$(129,183)	$167,669	$127,604

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015 (in thousands)
	2017	2016	2015
OPERATING ACTIVITIES:
Net income	$38,899	$11,101	$21,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,274	39,114	32,346
Bad debt expense	340	445	151
Stock compensation—net of excess tax benefits	614	302	267
Sale leaseback deferred gain amortization	0	(131)	(224)
(Benefit) provision for deferred income taxes	(24,630)	6,658	12,901
Reclassification of other than temporary impairment in marketable equity securities	42	709	833
Recognized gain on marketable equity securities	(4,735)	(1,003)	(1,001)
Gain on sale or disposal of equipment	(58)	(4,700)	(5,754)
Changes in operating assets and liabilities:
Accounts receivable	(1,436)	(6,725)	1,128
Prepaid expenses, deposits, inventories, and other assets	(1,095)	(685)	1,470
Income taxes refundable	(155)	2,127	(2,358)
Trade accounts payable	682	3,231	886
Accrued expenses and other liabilities	(266)	(3,041)	(556)
Net cash provided by operating activities	50,476	47,402	61,525

INVESTING ACTIVITIES:
Purchases of property and equipment	(67,674)	(86,128)	(125,720)
Proceeds from disposition of equipment	18,766	32,256	33,472
Changes in restricted cash	138	317	8,012
Sales of marketable equity securities	6,833	1,550	1,500
Purchases of marketable equity securities, net of return of capital	(3,211)	(810)	(2,769)
Net cash used in investing activities	(45,148)	(52,815)	(85,505)

FINANCING ACTIVITIES:
Borrowings under line of credit	483,297	520,089	549,955
Repayments under line of credit	(485,163)	(528,200)	(539,979)
Borrowings of long-term debt	55,415	83,517	88,018
Repayments of long-term debt	(48,110)	(47,457)	(53,947)
Borrowings under margin account	3,412	1,078	3,005
Repayments under margin account	(7,867)	(2,669)	(2,779)
Repurchases of common stock	(6,348)	(21,056)	(48,021)
Exercise of stock options	123	91	236
Net cash (used in) provided by financing activities	(5,241)	5,393	(3,512)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	87	(20)	(27,492)

CASH, CASH EQUIVALENTS—Beginning of year	137	157	27,649
CASH, CASH EQUIVALENTS—End of year	$224	$137	$157

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid during the period for:
Interest	$3,905	$3,597	$2,821
Income taxes	$518	$286	$2,950

NONCASH INVESTING AND FINANCING ACTIVITIES—
Purchases of revenue equipment included in accounts payable	$2,973	$97	$5,031

See notes to consolidated financial statements.

P.A.M. TransportATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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

Accounts Receivable and Allowance for Doubtful Accounts–Accounts receivable are presented in the Company’s consolidated financial statements net of an allowance for estimated uncollectible amounts. Management estimates this allowance based upon an evaluation of the aging of our customer receivables and historical write-offs, as well as other trends and factors surrounding the credit risk of specific customers. The Company continually updates the history it uses to make these estimates so as to reflect the most recent trends, factors and other information available. In order to gather information regarding these trends and factors, the Company also performs ongoing credit evaluations of its customers. Customer receivables are considered to be past due when payment has not been received by the invoice due date. Write-offs occur when management determines an account to be uncollectible and could differ from the allowance estimate as a result of a number of factors, including unanticipated changes in the overall economic environment or factors and risks surrounding a particular customer. Management believes its methodology for estimating the allowance for doubtful accounts to be reliable. However, additional allowances may be required if the financial condition of our customers were to deteriorate, and could have a material effect on the Company’s consolidated financial statements in future periods.

Bank Overdrafts–The Company classifies bank overdrafts in current liabilities as accounts payable and does not offset other positive bank account balances located at the same or other financial institutions. Bank overdrafts generally represent checks written that have not yet cleared the Company’s bank accounts. The majority of the Company’s bank accounts are zero balance accounts that are funded at the time items clear against the account by drawings against a line of credit, therefore the outstanding checks represent bank overdrafts. Because the recipients of these checks have generally not yet received payment, the Company continues to classify bank overdrafts as accounts payable. Bank overdrafts are classified as changes in accounts payable in the cash flows from operating activities section of the Company’s Consolidated Statement of Cash Flows. Bank overdrafts as of December 31, 2017 and 2016 were approximately $4,377,000 and $3,509,000, respectively.

Accounts Receivable Other–The components of accounts receivable other consist primarily of amounts representing company driver advances, independent contractor advances, equipment manufacturer warranties, and restricted cash. Advances receivable from company drivers as of December 31, 2017 and 2016, were approximately $448,000 and $628,000, respectively. Restricted cash consists of cash proceeds from the sale of trucks and trailers under our like-kind exchange (“LKE”) tax program. See Note 11, “Federal and State Income Taxes,” for a discussion of the Company’s LKE tax program. We classify restricted cash as a current asset within “Accounts receivable-other” as the exchange process must be completed within 180 days in order to qualify for income tax deferral treatment. The changes in restricted cash balances are reflected as an investing activity in our Consolidated Statements of Cash Flows as they relate to the sales and purchases of revenue equipment.

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

The Company’s management periodically evaluates whether changes to estimated useful lives and/or salvage values are necessary to ensure its estimates accurately reflect the economic use of the assets. During 2016, management adjusted the estimated useful lives and salvage values of certain trucks based on such an evaluation. These changes resulted in an increase in depreciation expense of approximately $2.7 million and $1.3 million during 2017 and 2016, respectively. During 2017, management determined that an adjustment to the estimated useful lives or salvage values of trucks or trailers was not necessary based on such an evaluation.

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

Advertising Expense–Advertising costs are expensed as incurred and totaled approximately $1,087,000, $1,019,000 and $988,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2017, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

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

Reporting Segments–The Company's operations are all in the motor carrier segment and are aggregated into a single reporting segment in accordance with the aggregation criteria under Generally Accepted Accounting Principles (“GAAP”). The Company provides truckload transportation services as well as brokerage and logistics services to customers throughout the United States and portions of Canada and Mexico. Truckload transportation services revenues, excluding fuel surcharges, represented 86.3%, 88.4% and 87.6% of total revenues, excluding fuel surcharges, for the twelve months ended December 31, 2017, 2016 and 2015, respectively. Remaining revenues, excluding fuel surcharges, for each respective year were generated by brokerage and logistics services.

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

Recent Accounting Pronouncements–In May 2017, the FASB issued ASU No. 2017-09, ("ASU 2017-09"), Compensation – Stock Compensation (Topic 718) which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted, including in an interim period. ASU 2017-09 is to be applied on a prospective basis to an award modified on or after the adoption date. The Company has evaluated the effects of adopting ASU 2017-09 and does not expect it to have a material impact on its financial condition, results of operations, or cash flows.

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

The Company's receivables result primarily from the sale of transportation and logistics services. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Accounts receivable, which consist of both billed and unbilled receivables, are presented net of an allowance for doubtful accounts. Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectability. Accounts receivable balances consist of the following components as of December 31, 2017 and 2016:

	2017	2016
	(in thousands)

Billed	$51,236	$48,538
Unbilled	9,154	8,599
Allowance for doubtful accounts	(1,335)	(994)

Total accounts receivable—net	$59,055	$56,143

An analysis of changes in the allowance for doubtful accounts for the years ended December 31, 2017, 2016, and 2015 follows:

	2017	2016	2015
	(in thousands)

Balance—beginning of year	$994	$549	$1,611
Provision for bad debts	341	445	151
Charge-offs	-	-	(1,231)
Recoveries	-	-	18

Balance—end of year	$1,335	$994	$549

3.	MARKETABLE EQUITY SECURITIES

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

For the years ended December 31, 2017, 2016 and 2015, the evaluation resulted in impairment charges of approximately $42,000, $709,000 and $833,000, respectively, being reported in the Company’s non-operating income (loss) in its statements of operations.

The following table sets forth cost, market value and unrealized gain on equity securities classified as available-for-sale as of December 31, 2017 and 2016. The Company had no securities classified as trading securities as of December 31, 2017 or December 31, 2016.

	2017	2016
	(in thousands)
Available-for-sale securities:
Fair market value	$26,664	$27,621
Cost	16,640	15,569
Unrealized gain	$10,024	$12,052

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities that are classified as available-for-sale as of December 31, 2017 and 2016.

	2017	2016
	(in thousands)
Available-for-sale securities:
Gross unrealized gains	$10,150	$12,161
Gross unrealized losses	126	109
Net unrealized gains	$10,024	$12,052

As of December 31, 2017 and 2016, the total net unrealized gains, net of deferred income taxes, in accumulated other comprehensive income was approximately $7,444,000 and $7,476,000, respectively.

For the year ended December 31, 2017 the Company had net unrealized loss in market value on securities classified as available-for-sale of approximately $1,507,000, net of deferred income taxes. For the year ended December 31, 2016, the Company had net unrealized losses in market value on securities classified as available-for-sale of approximately $2,166,000, net of deferred income taxes.

For the years ended December 31, 2017, 2016 and 2015, the Company recognized dividends of approximately $999,000, $1,024,000, and $1,058,000 in non-operating income in its statements of operations, respectively.

There were no reclassifications of marketable securities between trading and available for sale during 2017 or 2016.

The following table shows the Company’s realized gains during 2017, 2016 and 2015 on certain securities which were held as available-for-sale. The cost of securities sold is based on the specific identification method and interest and dividends on securities are included in non-operating income.

	2017	2016	2015
	(in thousands)
Realized gains:
Sale proceeds	$6,833	$1,550	$1,500
Cost of securities sold	2,098	547	434

Realized gains	$4,735	$1,003	$1,066

Realized gains, net of taxes	$2,938	$627	$654

At December 31, 2017, the Company’s investments’ approximate fair value of securities in a loss position and related gross unrealized losses were $2,980,000 and $126,000, respectively. At December 31, 2016, the Company’s investments’ approximate fair value of securities in a loss position and related gross unrealized losses were $1,340,000 and $109,000, respectively. As of December 31, 2017 and 2016, there were no investments that had been in a continuous unrealized loss position for twelve months or longer.

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of December 31, 2017 and 2016, the Company had outstanding borrowings of $5,903,000 and $10,358,000 under its margin account, respectively. The interest rate on margin account borrowings was 2.07% and 1.30% as of December 31, 2017 and 2016, respectively.

4.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at December 31 are summarized as follows:

	2017	2016
	(in thousands)

Payroll	$2,710	$2,427
Accrued vacation	1,762	1,862
Taxes—other than income	2,488	2,062
Interest	99	102
Driver escrows	2,381	2,245
Margin account borrowings	5,903	10,358
Self-insurance claims	2,266	3,274

Total accrued expenses and other liabilities	$17,609	$22,330

5.	CLAIMS LIABILITIES

With respect to physical damage for trucks, cargo loss and auto liability, the Company maintains insurance coverage to protect it from certain business risks. These policies are with various carriers and have per occurrence deductibles of $12,500, $10,000 and $2,500, respectively. Prior to October 1, 2013, the Company was self-insured for physical damage losses on its trailers. From October 1, 2013 until September 30, 2015, the Company insured its trailers for physical damage losses with a $2,500 deductible per occurrence. Beginning October 1, 2015, the Company elected to self-insure trailers for physical damage losses. The Company maintains workers’ compensation coverage in Arkansas, Ohio, Oklahoma, Mississippi, and Florida with a $500,000 self-insured retention and a $500,000 per occurrence excess policy. The Company has elected to opt out of workers' compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has accrued for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers’ compensation claims. Letters of credit aggregating approximately $521,000 and certificates of deposit totaling $300,000 are held by banks as security for workers’ compensation claims. The Company self-insures for employee health claims with a stop loss of $325,000 per covered employee per year and estimates its liability for claims outstanding and claims incurred but not reported.

6.	LONG-TERM DEBT

Long-term debt at December 31, consists of the following:

	2017	2016
	(in thousands)
Line of credit with a bank—due July 1, 2019, and collateralized by accounts receivable (1)	-	$1,866
Equipment financing (2)	172,636	165,331
Total long-term debt	172,636	167,197
Less current maturities	(73,641)	(42,806)

Long-term debt—net of current maturities	$98,995	$124,391

(1)

Line of credit agreement with a bank provides for maximum borrowings of $40.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of LIBOR as of the first day of the month plus 1.50% (2.86% at December 31, 2017) and are secured by our trade accounts receivable. Monthly payments of interest are required under this agreement. Also, under the terms of the agreement the Company must maintain a debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) ratio of less than 4.00:1. The Company was in compliance with all provisions under this agreement throughout 2017. At December 31, 2017, outstanding advances on the line were approximately $0.7 million, consisting entirely of letters of credit totaling $0.7 million, with availability to borrow $39.3 million.

(2)

Equipment financings consist of installment obligations for revenue equipment purchases, payable in various monthly installments with various maturity dates through December 2022, at a weighted average interest rate of 2.52% as of December 31, 2017 and collateralized by revenue equipment.

The Company has provided letters of credit to third parties totaling approximately $706,000 at December 31, 2017. The letters are held by these third parties to assist such parties in collection of any amounts due by the Company should the Company default in its commitments to the parties.

Scheduled annual maturities on long-term debt outstanding at December 31, 2017, are:

2018	$73,641
2019	48,256
2020	40,365
2021	8,355
2022	2,019

Total	$172,636

7.	CAPITAL STOCK

The Company's authorized capital stock consists of 40,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. At December 31, 2017, there were 11,529,124 shares of our common stock issued and 6,160,889 shares outstanding. At December 31, 2016, there were 11,510,863 shares of our common stock issued and 6,396,803 shares outstanding. No shares of our preferred stock were issued or outstanding at December 31, 2017 or 2016.

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

Preferred Stock

Preferred stock may be issued from time to time by our Board of Directors, without stockholder approval, in such series and with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or other provisions, as may be fixed by the Board of Directors in the resolution authorizing their issuance. The issuance of preferred stock by the Board of Directors could adversely affect the rights of holders of shares of common stock; for example, the issuance of preferred stock could result in a class of securities outstanding that would have certain preferences with respect to dividends and in liquidation over the common stock, and that could result in a dilution of the voting rights, net income per share and net book value of the common stock. As of December 31, 2017, we have no agreements or understandings for the issuance of any shares of preferred stock.

Treasury Stock

In October 2017, our Board of Directors authorized the repurchase of up to 400,000 shares of our common stock through a Dutch auction tender offer (the “2017 tender offer”). Subject to certain limitations and legal requirements, the Company could repurchase up to an additional 2% of its outstanding shares which totaled 126,060 shares. The 2017 tender offer commenced on October 10, 2017 and expired on November 7, 2017. Through this tender offer, the Company’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $27.00 to $30.00 per share. Upon expiration, 143,859 shares were purchased through this offer at a final purchase price of $30.00 per share for a total of approximately $4.4 million, including fees and commission. The repurchase was settled on November 10, 2017. The Company accounted for the repurchase of these shares as treasury stock on the Company’s consolidated balance sheet as of December 31, 2017.

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

The Company’s stock repurchase program has been extended and expanded several times, most recently in April 2017, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. The Company repurchased 110,316 shares of its common stock under this program during 2017.

The Company accounts for Treasury stock using the cost method and as of December 31, 2017, 5,368,235 shares were held in the treasury at an aggregate cost of approximately $129,183,000.

8.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was comprised of net income (loss) plus or minus market value adjustments related to marketable securities. The following table summarizes the changes in accumulated balances of other comprehensive income for the years ended December 31, 2017 and 2016:

Unrealized gains and losses on available-for-sale securities
(in thousands)

Balance at January 1, 2016, net of tax of $3,250	$5,310

Other comprehensive income before reclassifications, net of tax of $1,390	2,269
Amounts reclassified from accumulated other comprehensive income, net of tax of $(64)	(103)
Net other comprehensive income (loss)	2,166

Balance at December 31, 2016, net of tax of $4,576	7,476

Other comprehensive income before reclassifications, net of tax of $(687)	2,001
Amounts reclassified from accumulated other comprehensive income, net of tax of $(1,310)	(2,033)
Net other comprehensive income (loss)	(32)

Balance at December 31, 2017, net of tax of $2,579	$7,444

The following table provides details about reclassifications out of accumulated other comprehensive income for the years ended December 31, 2017 and 2016:

Details about Accumulated Other	Amounts Reclassified from Accumulated Other Comprehensive Income (a)		Statement of Operations
Comprehensive Income Component	2017	2016	Classification
	(in thousands)
Unrealized gains and losses on available-for-sale securities:
Unrealized gains and losses on securities sold	$3,385	$876	Non-operating income
Impairment expense	(42)	(709)	Non-operating income
Total before tax	3,343	167	Income before income taxes
Tax expense	(1,310)	(64)	Income tax expense
Total after tax	$2,033	$103	Net income

 (a) Amounts in parentheses indicate debits to profit/loss

9.	SIGNIFICANT CUSTOMERS AND INDUSTRY CONCENTRATION

In 2017 and 2016 two customers, who are in the automobile manufacturing industry, accounted for 28% of revenues each year and in 2015, three customers, who are in the automobile manufacturing industry, accounted for 37% of revenues. The Company also provides transportation services to other manufacturers who are suppliers for automobile manufacturers including suppliers for the Company’s largest customer. As a result, concentration of the Company’s business within the automobile industry is significant. Of the Company’s revenues for 2017, 2016 and 2015, 46%, 45% and 47%, respectively, were derived from transportation services provided to the automobile manufacturing industry. Accounts receivable from the three largest customers totaled approximately $29,788,000 and $27,085,000 at December 31, 2017 and 2016, respectively.

10.	DIVIDENDS

The Company has paid cash dividends in the past; however, the Company currently intends to retain future earnings and does not anticipate paying cash dividends in the near future. Any future determination to pay dividends will be at the discretion of the Board and will depend on the Company’s financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends, and other factors the Board deems relevant.

11.	FEDERAL AND STATE INCOME TAXES

Under GAAP, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax reporting purposes.

Significant components of the Company’s deferred tax liabilities and assets at December 31 are as follows:

	2017	2016
	(in thousands)

Deferred tax liabilities:
Property and equipment	$60,388	$85,233
Unrealized gains on securities	2,580	4,576
Prepaid expenses and other	2,603	3,230

Total deferred tax liabilities	65,571	93,039

Deferred tax assets:
Allowance for doubtful accounts	344	378
Alternative minimum tax credit carryforward	-	1,214
QAFMV tax credit carryforward	864	864
New hire tax credit	124	124
Compensated absences	410	650
Self-insurance allowances	149	748
Share-based compensation	61	(54)
Goodwill	-	9
Marketable equity securities	750	1,244
Net operating loss carryover	7,975	7,545
Non-competition agreement	-	7
Other	203	17

Total deferred tax assets	10,880	12,746

Net deferred tax liability	$54,691	$80,293

The reconciliation between the effective income tax rate and the statutory Federal income tax rate for the years ended December 31, 2017, 2016 and 2015 is presented in the following table:

	2017		2016		2015
	(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent

Income tax at the statutory federal rate	$4,975	34.0	$6,042	34.0	$11,876	34.0
Impact of the Tax Cuts and Jobs Act	(29,255)	(199.9)	-	-	-	-
Nondeductible expenses	72	0.5	130	0.7	149	0.4
State income taxes/other—net of federal benefit	(60)	(0.5)	499	2.8	1,467	4.2

Total income tax (benefit) expense	$(24,268)	(165.9)	$6,671	37.5	$13,492	38.6
________________

(1) On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act includes numerous changes to existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018 and repeal of the alternative minimum tax (“AMT”) allowing a refund of existing AMT carryovers during the years 2018 through 2021. As a result, the Company recorded a tax benefit of $29.3 million in the fourth quarter of 2017 related to the revaluation of its net deferred tax liabilities.

The (benefit) provision for income taxes consisted of the following:

	2017	2016	2015
	(in thousands)
Current:
Federal	$(79)	$(225)	$98
State	441	238	493
Total current income tax provision	362	13	591
Deferred:
Federal	(24,622)	5,506	10,782
State	(8)	1,152	2,119
Total deferred income tax (benefit) provision	(24,630)	6,658	12,901

Total income tax (benefit) expense	$(24,268)	$6,671	$13,492

At December 31, 2017, the Company has alternative minimum tax credits of approximately $1,214,000 which will either be refunded at the rate of 50% of the remaining credit each succeeding year, or used to offset regular Federal income tax in those succeeding years. The Company has general business credits of approximately $988,000 at December 31, 2017, which begin to expire after the year 2030. The Company also has net operating loss carryovers for federal income purposes of approximately $30,983,000 which begin to expire after the year 2030.

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2017 and 2016, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of December 31, 2017, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During 2017 and 2016, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which the Company operates generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2014 and forward remain open to examination in those jurisdictions.

The Company contracts with a third-party qualified intermediary in order to maintain a like-kind exchange tax program. Under the program, dispositions of eligible trucks or trailers and acquisitions of replacement trucks or trailers are made in a form whereby any associated tax gains related to the disposal are deferred. To qualify for like-kind exchange treatment, we exchange, through our qualified intermediary, eligible trucks or trailers being disposed with trucks or trailers being acquired that allows us to generally carryover the tax basis of the trucks or trailers sold. The program is expected to result in a significant deferral of federal and state income taxes. Under the program, the proceeds from the sale of eligible trucks or trailers carry a Company-imposed restriction for the acquisition of replacement trucks or trailers. These proceeds may be disqualified under the program at any time and at the Company’s sole discretion; however, income tax deferral would not be available for any sale for which the Company disqualifies the related proceeds. At December 31, 2017 and 2016, the Company had $29,000 and $167,000 of restricted cash held by the third-party qualified intermediary. Restricted cash is accounted for in “Accounts receivable-other”.

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

Outstanding nonqualified stock options at December 31, 2017, must be exercised within either five or ten years from the date of grant. Outstanding nonqualified stock options granted to members of the Company’s Board of Directors vested immediately while outstanding nonqualified stock options issued to employees vest in increments of 20% to 25% each year.

In April 2017, the Board of Directors granted 100,000 restricted shares of the Company’s stock to the Company’s Chief Executive Officer. This restricted stock award has a grant date fair value of $16.38, based on the closing price of the Company’s stock on the date of grant, with one third of the award vesting each of the next three years on the anniversary date.

In March 2017, the Company granted 4,298 shares of common stock to non-employee directors under the 2014 Plan. This stock award has a grant date fair value of $16.29 per share, based on the closing price of the Company’s stock on the date of grant and vests immediately.

In March 2016, the Company granted 2,275 shares of common stock to non-employee directors under the 2014 Plan. This stock award has a grant date fair value of $30.80 per share, based on the closing price of the Company’s stock on the date of grant and vests immediately. Also in March 2016, the Board of Directors granted 5,000 restricted shares of the Company’s stock to the Company’s Chief Executive Officer. This restricted stock award has a grant date fair value of $30.81, based on the closing price of the Company’s stock on the date of grant, with 25% of the award vesting immediately and 25% vesting for each of the next three years.

In March 2015, the Company granted 1,225 shares of common stock to non-employee directors under the 2014 Plan. This stock award has a grant date fair value of $57.27 per share, based on the closing price of the Company’s stock on the date of grant and vested immediately.

In November 2014, the Board of Directors granted 9,500 restricted shares of the Company’s stock to certain key employees. This restricted stock award has a grant date fair value of $42.65, based on the closing price of the Company’s stock on the date of grant, of which 20% of the award vested immediately and the remaining award vests in increments of 20% each year for the next four years.

In March 2014, the Company granted 3,024 shares of common stock to non-employee directors under the 2014 Plan. This stock award has a grant date fair value of $19.88 per share, based on the closing price of the Company’s stock on the date of grant and vested immediately.

In March 2013, the Company granted to non-employee directors, 35,000 nonqualified stock options. The exercise price for these awards was fixed at the grant date and was equal to the fair market value of the stock on that date. These nonqualified stock options vested immediately.

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

During 2017 and 2016, there were no grants of nonqualified stock options. At December 31, 2017, 440,000 shares were available for granting future options or restricted stock.

The grant date fair value of stock and stock options vested during 2017, 2016 and 2015 was approximately $256,000, $273,000 and $274,000, respectively. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $614,000 during 2017 and includes approximately $70,000 recognized as a result of the grant of 614 shares of stock to each non-employee director during the first quarter of 2017. The Company recognized a total income tax benefit of approximately $231,000 related to stock-based compensation expense during 2017. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.26 during 2017. As of December 31, 2017, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1,333,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $644,000 in additional compensation expense related to unvested option awards during 2018, $552,000 in additional compensation expense related to unvested option awards during 2019 and $137,000 in additional compensation expense related to unvested option awards during 2020.

Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $302,000 during 2016 and included approximately $70,000 recognized as a result of the grant of 325 shares of stock to each non-employee director during the first quarter of 2016. The Company recognized a total income tax benefit of approximately $113,000 related to stock-based compensation expense during 2016. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.03 and $0.02 during 2016.

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

	Shares Under Option	Weighted- Average Exercise Price

Outstanding—January 1, 2015:	86,348	$11.09
Granted	-	-
Exercised	(20,250)	11.65
Canceled	-	-

Outstanding—December 31, 2015:	66,098	$10.92
Granted	-	-
Exercised	(7,917)	11.41
Canceled	(2,050)	10.91

Outstanding—December 31, 2016:	56,131	$10.85
Granted	-	-
Exercised	(11,063)	11.13
Canceled	-	-

Outstanding—December 31, 2017:	45,068	$10.79

Options exercisable—December 31, 2017:	45,068	$10.79

Information related to the Company’s option activity as of December 31, 2017, and changes during the year then ended is presented below:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding at January 1, 2017	56,131	$10.85
Granted	-	-
Exercised	(11,063)	11.13
Canceled/forfeited/expired	-	-
Outstanding at December 31, 2017	45,068	$10.79	2.8	$1,065,600

Fully vested and exercisable at December 31, 2017	45,068	$10.79	2.8	$1,065,600
___________________________

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on December 29, 2017, was $34.43.

There were no options granted during 2017, 2016, or 2015. There were no options canceled, forfeited, or expired during 2017 or 2015. The weighted-average grant-date fair value of options canceled, forfeited, or expired during 2016 was $6.07.

The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015, were approximately $82,000, $101,000 and $940,000, respectively.

A summary of the status of the Company’s nonvested options and restricted stock as of December 31, 2017 and changes during the year ended December 31, 2017, is presented below:

	Stock Options		Restricted Stock
	Number of Options	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value*
Nonvested at January 1, 2017	12,800	$6.06	7,050	$36.35
Granted	-	-	104,298	16.38
Canceled/forfeited/expired	-	-	-	-
Vested	(12,800)	6.06	(7,198)	24.85
Nonvested at December 31, 2017	-	-	104,150	$17.14

___________________________
* The weighted-average grant date fair value was based on the closing price of the Company’s stock on the date of the grant.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of December 31, 2017 and the number and weighted average exercise price of options exercisable as of December 31, 2017 is as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$10.44	15,000	0.2	15,000
$10.90	24,600	4.4	24,600
$11.22	5,468	2.9	5,468
	45,068	2.8	45,068

Cash received from option exercises totaled approximately $123,000, $91,000 and $236,000 during the years ended December 31, 2017, 2016 and 2015, respectively. The Company issues new shares upon option exercise.

13.	EARNINGS PER SHARE

Basic earnings per common share was computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share was calculated as follows:

	For the Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share data)

Net income	$38,899	$11,101	$21,436

Basic weighted average common shares outstanding	6,331	6,627	7,288
Dilutive effect of common stock equivalents	67	22	37

Diluted weighted average common shares outstanding	6,398	6,649	7,325

Basic earnings per share	$6.14	$1.68	$2.94

Diluted earnings per share	$6.08	$1.67	$2.93

14.	BENEFIT PLAN

The Company sponsors a benefit plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deductible contributions to the plan. The plan provides for employer matching contributions of 50% of each participant’s voluntary contribution up to 3% of the participant’s compensation and vests at the rate of 20% each year until fully vested after five years. Total employer matching contributions to the plan were approximately $179,000, $161,000 and $171,000 in 2017, 2016 and 2015, respectively.

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

During 2014 and 2015, the Company’s subsidiaries operated equipment under operating leases for the lease of 471 trucks. Revenue equipment held under operating leases is not carried on our balance sheet and the respective lease payments are reflected in our consolidated statements of operations as a component of the Rents and purchased transportation category. The final 56 trucks operated under these lease agreements were returned or purchased in by January 31, 2018.

Leases for revenue equipment and certain premises under non-cancellable operating leases expire at various dates through 2021. Future minimum lease payments related to these non-cancellable leases at December 31, 2017 are as follows:

(in thousands)

2018	$382
2019	67
2020	36
2021	6
2022 and thereafter	-

Total	$491

Total rental expense, net of amounts reimbursed, for the years ended December 31, 2017, 2016 and 2015 was approximately $5,460,000, $10,294,000, and $12,057,000, respectively.

16.	LEASE INCOME

The Company has a lease-purchase program whereby we offer independent contractors the opportunity to lease a Company-owned truck. The terms associated with these leases require weekly lease payments over the term of the leases which range from 7 to 35 months. The cost and carrying amount of Company-owned trucks in this program at December 31, 2017 were approximately $42,206,000 and $17,028,000, respectively. The cost and carrying amount of Company-owned trucks in this program at December 31, 2016 was $44,691,000 and $16,522,000, respectively.

Leases in our lease-purchase program expire at various dates through 2019. Payments received under this program are classified in the Company’s financial statements under the consolidated statements of operations category Revenue. Future minimum lease receipts related to these leases at December 31, 2017 and 2016 were approximately $9,360,000 and $5,935,000, respectively.

The Company leases office and shop facilities to a related party. At December 31, 2017, the cost and carrying amount of the facilities leased were approximately $1,697,000 and $1,195,000, respectively. At December 31, 2016, the cost and carrying amount of the facilities leased were approximately $1,697,000 and $1,253,000, respectively. Future minimum lease receipts related to this lease at December 31, 2017 are approximately $12,000. See Note 18 to our consolidated financial statements.

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

At December 31, 2017, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$26,664	$26,664	-	-

During 2017 and 2016, there were no transfers of marketable securities between levels of fair value measurement.

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying values and estimated fair values of this other long-term debt at December 31, 2017 and 2016 are summarized as follows:

	2017		2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Long-term debt	$172,636	$171,289	$165,331	$163,975

The Company has not elected the fair value option for any of our financial instruments.

18.	RELATED PARTY TRANSACTIONS

In the normal course of business, transactions for transportation and repair services, equipment, property leases and other services are conducted between the Company and companies affiliated with our Chairman and controlling stockholder. The Company recognized approximately $585,000, $4,834,000 and $11,325,000 in operating revenue and approximately $7,497,000 $8,837,000 and $4,834,000 in operating expenses in 2017, 2016, and 2015, respectively. In addition, also in the normal course of business, the Company sold trucks to an affiliated company owned by our Chairman and controlling stockholder for approximately $67,500 during 2015.

The Company purchased physical damage, auto liability, general liability, and workers’ compensation insurance through an unaffiliated insurance broker which was written by an insurance company affiliated with our Chairman and controlling stockholder. Premiums for physical damage coverage were approximately $1,808,000, $2,091,000 and $2,467,000 for 2017, 2016, and 2015, respectively. Premiums for auto liability coverage during 2017, 2016, and 2015 were approximately $10,860,000, $11,030,000, and $9,605,000, respectively. Premiums for general liability coverage during 2017, 2016, and 2015 were approximately $35,000, 21,000 and $23,000, respectively. Premiums for workers’ compensation coverage during 2017, 2016, and 2015 were approximately $286,000, $298,000 and $276,000, respectively.

Amounts owed to the Company by these affiliates were approximately $21,000 and $929,000 at December 31, 2017 and 2016, respectively. Of the accounts receivable at December 31, 2017 and 2016, approximately $19,000 and $925,000 represent freight transportation and approximately $2,000 and $4,000 represent revenue resulting from maintenance performed in the Company’s maintenance facilities and charges paid by the Company to third parties on behalf of their affiliate and charged back at the amount paid, respectively. Amounts representing prepaid insurance premiums at December 31, 2017 and 2016 were approximately $1,385,000 and $472,000, respectively. Amounts payable to affiliates at December 31, 2017 and 2016 were approximately $971,000 and $1,297,000 respectively.

19.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present quarterly financial information for 2017 and 2016:

	2017
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Operating revenues	$109,405	$108,646	$108,899	$110,888
Operating expenses and costs	106,743	105,748	105,131	107,536

Operating income	2,662	2,898	3,768	3,352
Non-operating (loss) income	2,052	650	2,767	384
Interest expense	(977)	(935)	(920)	(1,070)
Income tax (benefit) expense	(1,454)	(1,004)	(2,169)	28,895

Net income	$2,283	$1,609	$3,446	$31,561

Net income per common share:
Basic	$0.36	$0.25	$0.54	$5.07
Diluted	$0.36	$0.25	$0.54	$5.00

Average common shares outstanding:
Basic	6,399	6,381	6,326	6,219
Diluted	6,425	6,430	6,373	6,312

	2016
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Operating revenues	$103,589	$111,516	$109,393	$108,354
Operating expenses and costs	98,003	104,162	104,098	106,661

Operating income	5,586	7,354	5,295	1,693
Non-operating income (loss)	(22)	(10)	1,235	282
Interest expense	(822)	(910)	(927)	(982)
Income tax expense	(1,807)	(2,442)	(2,152)	(270)

Net income	$2,935	$3,992	$3,451	$723

Net income per common share:
Basic	$0.41	$0.61	$0.54	$0.11
Diluted	$0.41	$0.61	$0.53	$0.11

Average common shares outstanding:
Basic	7,121	6,551	6,439	6,400
Diluted	7,145	6,572	6,458	6,425

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

P.A.M. Transportation Services, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated March 09, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

March 09, 2018

Item 9B. Other Information.

None.

PART III

Portions of the information required by Part III of Form 10-K are, pursuant to General Instruction G (3) of Form 10-K, incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held on April 25, 2018. We will, within 120 days of the end of our fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

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

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2017, information about compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans approved by Security Holders	149,218	$10.79	(1)	439,865

Equity Compensation Plans not approved by Security Holders	-0-	-0-		-0-

Total	149,218	$10.79		439,865

(1)	Excludes shares of restricted stock, which do not require the payment of an exercise price.

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

(1)    Financial Statements: See Part II, Item 8 hereof.

Report of Independent Registered Public Accounting Firm - Grant Thornton LLP

Consolidated Balance Sheets - December 31, 2017 and 2016

Consolidated Statements of Operations - Years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income - Years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows - Years ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

(2)    Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted as the required  information is inapplicable, or because the information is presented in the consolidated financial statements or related notes.

(3)       Exhibits.

The following exhibits are filed with or incorporated by reference into this Report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) the Form S-1 Registration Statement under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986 (“1986 S-1”); (ii) the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (“3/31/02 10-Q”); (iii) the Form 8-K filed on December 11, 2007 (“12/11/07 8-K”); (iv) the Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 10-K”); (v) the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (“6/30/09 10-Q”); (vi) the Schedule 14A filed on April 23, 2014 (“4/23/14 DEF 14A”); or (viii) the Form 8-K filed on April 1, 2016 (“04/1/16 8-K”).

Exhibit #		Description of Exhibit
*3.1		Amended and Restated Certificate of Incorporation of the Registrant (Exh. 3.1, 3/31/02 10-Q)

*3.2		Amended and Restated By-Laws of the Registrant (Exh. 3.2, 12/11/07 8-K)

*4.1		Specimen Stock Certificate (Exh. 4.1, 1986 S-1)

*4.2		Amended and Restated Loan Agreement dated March 28, 2016 and among P.A.M. Transport, Inc., First Tennessee Bank National Association and the Company (Exh. 4.1, 04/1/16 8-K)

*4.2.1		Fourth Amended and Restated Consolidated Revolving Credit Note dated March 28, 2016 by P.A.M. Transport, Inc. in favor of First Tennessee Bank National Association (Exh. 4.2, 04/1/16 8-K)

*4.2.2		Amended and Restated Security Agreement dated March 28, 2016 by and between P.A.M. Transport, Inc. and First Tennessee Bank National Association (Exh. 4.3, 04/1/16 8-K)

*4.2.3		Fourth Amended and Restated Guaranty Agreement of the Company, dated March 28, 2016, in favor of First Tennessee Bank National Association (Exh. 4.4, 04/1/16 8-K)

*10.1	(1)	Employment Agreement between the Registrant and Daniel H. Cushman, dated June 29, 2009 (Exh. 10.1, 06/30/09 10-Q)

*10.2	(1)	Consulting Agreement between the Registrant and Manuel J. Moroun, dated December 6, 2007 (Exh. 10.10, 2007 10-K)

*10.3	(1)	2014 Amended and Restated Stock Option and Incentive Plan (Appendix A, 4/23/14 DEF 14A)

21.1		Subsidiaries of the Registrant

23.1		Consent of Grant Thornton LLP

31.1		Rule 13a-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a) Certification of Principal Financial Officer

32.1		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

(1) Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: March 8, 2018	By:	/s/ Daniel H. Cushman
DANIEL H. CUSHMAN
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 8, 2018	By:	/s/ Frederick P. Calderone
FREDERICK P. CALDERONE, Director

Dated: March 8, 2018	By:	/s/ Daniel H. Cushman
DANIEL H. CUSHMAN
President and Chief Executive Officer, Director
(principal executive officer)

Dated: March 8, 2018	By:	/s/ W. Scott Davis
W. SCOTT DAVIS, Director

Dated: March 8, 2018	By:	/s/ Norman E. Harned
NORMAN E. HARNED, Director

Dated: March 8, 2018	By:	/s/ Franklin H. McLarty
FRANKLIN H. MCLARTY, Director

Dated: March 8, 2018	By:	/s/ Manuel J. Moroun
MANUEL J. MOROUN, Director

Dated: March 8, 2018	By:	/s/ Matthew T. Moroun
MATTHEW T. MOROUN, Director and Chairman of the Board

Dated: March 8, 2018	By:	/s/ Daniel C. Sullivan
DANIEL C. SULLIVAN, Director

Dated: March 8, 2018	By:	/s/ Allen W. West
ALLEN W. WEST
Vice President-Finance, Chief Financial Officer,
Secretary and Treasurer
(principal financial and accounting officer)