Form 10-Q
period 2018-03-31
PAM TRANSPORTATION SERVICES INC
filed 2018-04-30
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 20, 2018
Common Stock, $.01 Par Value	6,179,071

P.A.M. TRANSPORTATION SERVICES, INC.

Form 10-Q

For The Quarter Ended March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

 (in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$247	$224
Accounts receivable-net:
Trade, less allowance of $1,493 and $1,335, respectively	64,772	59,055
Other	3,848	3,028
Inventories	1,700	1,660
Prepaid expenses and deposits	8,437	10,112
Marketable equity securities	26,104	26,664
Income taxes refundable	1,469	1,499
Total current assets	106,577	102,242

Property and equipment:
Land	5,374	5,374
Structures and improvements	18,852	18,927
Revenue equipment	386,613	375,817
Office furniture and equipment	9,814	9,761
Total property and equipment	420,653	409,879
Accumulated depreciation	(133,412)	(122,935)
Net property and equipment	287,241	286,944

Other assets	2,999	2,999

TOTAL ASSETS	$396,817	$392,185

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,591	$19,645
Accrued expenses and other liabilities	19,480	17,609
Current maturities of long-term debt	77,188	73,641
Total current liabilities	120,259	110,895

Long-term debt-less current portion	92,287	98,995
Deferred income taxes	54,986	54,691
Total liabilities	267,532	264,581

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,546,374 and 11,529,124 shares issued; 6,177,139 and 6,160,889 shares outstanding at March 31, 2018 and December 31, 2017, respectively	115	115
Additional paid-in capital	81,889	81,559
Accumulated other comprehensive income	-	7,444
Treasury stock, at cost; 5,369,235 and 5,368,235 shares at March 31, 2018 and December 31, 2017, respectively	(129,219)	(129,183)
Retained earnings	176,500	167,669
Total shareholders’ equity	129,285	127,604

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$396,817	$392,185

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
OPERATING REVENUES:
Revenue, before fuel surcharge	$99,104	$93,603
Fuel surcharge	20,354	15,802
Total operating revenues	119,458	109,405

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	28,639	25,904
Operating supplies and expenses	22,671	20,232
Rent and purchased transportation	45,917	43,123
Depreciation	11,623	10,671
Insurance and claims	4,268	4,697
Other	2,581	2,117
Loss (gain) on disposition of equipment	3	(1)
Total operating expenses and costs	115,702	106,743

OPERATING INCOME	3,756	2,662

NON-OPERATING (EXPENSE)/INCOME	(879)	2,052
INTEREST EXPENSE	(1,160)	(977)

INCOME BEFORE INCOME TAXES	1,717	3,737

FEDERAL AND STATE INCOME TAX EXPENSE:
Current	35	67
Deferred	295	1,387
Total federal and state income tax expense	330	1,454

NET INCOME	$1,387	$2,283

INCOME PER COMMON SHARE:
Basic	$0.22	$0.36
Diluted	$0.22	$0.36

AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,168	6,399
Diluted	6,264	6,425

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended
	March 31
	2018	2017

NET INCOME	$1,387	$2,283

Other comprehensive income, net of tax:

Reclassification adjustment for realized gains on marketable equity securities included in net income (1)(3)	-	(900)

Changes in fair value of marketable securities (2)(3)	-	(22)

COMPREHENSIVE INCOME	$1,387	$1,361

(1) Net of deferred income taxes of $0, and $(551), respectively.
(2) Net of deferred income taxes of $0, and $(15), respectively.

(3) In accordance with the adoption of ASU 2016-01 on January 1, 2018 (see Note B) unrealized market gains and losses on equity securities have been reclassified to income for the current period and to retained earnings for historical amounts recorded in Other Comprehensive Income at 12/31/2017.

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2018	2017
OPERATING ACTIVITIES:
Net income	$1,387	$2,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,623	10,671
Bad debt expense	158	36
Stock compensation-net of excess tax benefits	233	115
Provision for deferred income taxes	295	1,387
Recognized loss (gain) on marketable equity securities	1,142	(1,782)
Loss (gain) on sale or disposition of equipment	3	(1)
Changes in operating assets and liabilities:
Accounts receivable	(6,693)	(3,918)
Prepaid expenses, deposits, inventories, and other assets	1,633	1,321
Income taxes refundable	31	51
Trade accounts payable	4,414	197
Accrued expenses and other liabilities	1,494	1,999
Net cash provided by operating activities	15,720	12,359

INVESTING ACTIVITIES:
Purchases of property and equipment	(13,220)	(4,038)
Proceeds from disposition of equipment	756	4,005
Sales of marketable equity securities	-	2,368
Purchases of marketable equity securities, net of return of capital	(582)	28
Net cash used in investing activities	(13,046)	2,363

FINANCING ACTIVITIES:
Borrowings under line of credit	130,935	104,149
Repayments under line of credit	(126,372)	(105,511)
Borrowings of long-term debt	6,949	-
Repayments of long-term debt	(14,674)	(10,795)
Borrowings under margin account	669	41
Repayments under margin account	(290)	(2,631)
Repurchases of common stock	(36)	-
Exercise of stock options	168	46
Net cash used in financing activities	(2,651)	(14,701)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	23	21

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -Beginning of period	224	137

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -End of period	$247	$158

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$1,164	$989
Income taxes	$5	$16

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$2,431	$29

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

(unaudited)

(in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2018	6,161	$115	$81,559	$7,444	$(129,183)	$167,669	$127,604

Net Income						1,387	1,387

Exercise of stock options and stock awards-shares issued including tax benefits	17		168				168

Treasury stock repurchases	(1)				(36)		(36)

Share-based compensation (1)			162				162

Cumulative effect adjustment – ASU 2016-01				(7,444)		7,444	-

Balance at March 31, 2018	6,177	$115	$81,889	-	$(129,219)	$176,500	$129,285

(1)Approximately $70,000 was accrued as Share-based compensation at March 31, 2018 for restricted stock earned by non-employee directors but for which shares were not issued until April 2018.

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2018

NOTE A: BASIS OF PRESENTATION

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “P.A.M.,” the “Company,” “we,” “our,” or “us” mean P.A.M. Transportation Services, Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

NOTE B: RECENT ACCOUNTING PRONOUNCEMENTS

In May 2017, the FASB issued ASU No. 2017-09, ("ASU 2017-09"), Compensation – Stock Compensation (Topic 718) which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted, including in an interim period. ASU 2017-09 is to be applied on a prospective basis to an award modified on or after the adoption date. The adoption of this guidance on January 1, 2018 did not have a significant impact on the Company’s financial condition, results of operations, or cash flows.

In November 2016, the FASB issued ASU No. 2016-18, (“ASU 2016-18”), Statement of Cash Flows (Topic 230). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard is intended to reduce diversity in practice in how restricted cash or restricted cash equivalents are presented and classified in the statement of cash flows. ASU No. 2016-18 is effective for fiscal years and interim periods, beginning after December 15, 2017, with early adoption permitted. The standard requires application using a retrospective transition method. The adoption of this guidance on January 1, 2018 changed the presentation and classification of restricted cash and restricted cash equivalents in our consolidated statements of cash flows but did not have a material impact on our financial condition, results of operations, or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, (“ASU 2016-15”), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 amends the guidance in ASC 230, Statement of Cash Flows, and clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption was permitted. The adoption of this guidance on January 1, 2018 did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

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

The provisions of ASU 2016-01 require, among other things, that the Company:

●	Categorize securities as equity securities or debt securities
●	Eliminate the classification of equity securities as trading or available for sale
●	Determine which securities have readily determinable fair values
●	Use the exit price notion when measuring the fair value of financial instruments for disclosure purposes
●	Consider the need for a valuation allowance related to a deferred tax asset on available-for-sale securities in combination with the Company’s other deferred tax assets, and
●	Recognize changes in the fair market value of equity securities in net income

ASU 2016-01 is effective for annual and interim periods beginning after December 15, 2017. With certain exceptions, early adoption was not permitted. The adoption of this guidance on January 1, 2018, did not have a significant impact on the Company’s financial condition or cash flows, but did impact the Company’s results of operations, as the current guidance requires changes in market value related to equity securities to be recognized in net income, rather than being recognized as other comprehensive income. Upon adoption, approximately $7.4 million in accumulated changes in the fair market value of the Company’s equity securities, net of deferred tax, that were presented at December 31, 2017 as Accumulated Other Comprehensive Income were reclassified to Retained Earnings.

In May 2014, the Financial Accounting Standards Board, (“FASB”), issued Accounting Standards Update, (“ASU”) No. 2014-09, (“ASU 2014-09”), Revenue from Contracts with Customers. The objective of ASU 2014-09 and subsequent amendments is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification, (“ASC”). The new guidance, as amended, is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption was not permitted prior to annual periods beginning after December 31, 2016. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09.

The adoption of this guidance on January 1, 2018 did not have a material impact on the Company’s financial condition, results of operations, cash flows or internal controls.

See Note C, “Revenue Recognition,” for more information.

With the exception of the new standards discussed above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended  March 31, 2018, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended  December 31, 2017, that are of significance or potential significance to the Company.

NOTE C: REVENUE RECOGNITION

Company revenue is generated from freight transportation services performed utilizing heavy tractor trailer combinations. While various ownership arrangements may exist for the equipment utilized to perform these services, including Company owned or leased, owner-operator owned, and third party carriers, revenue is generated from the same base of customers. Contracts with these customers establish rates for services performed, which are predominantly rates that will be paid to pick up, transport and drop off freight at various locations. In addition to transportation, revenue is also awarded for various accessorial services performed in conjunction with the base transportation service. The Company also has other revenue categories that are not discussed in this note or broken out in our Statement of Operations due to their non-material amounts.

We are obligated to pick up from shippers, transport, and deliver the freight in good condition in a timely manner. Control of freight is transferred to us at the point it has been loaded into our trailer, the doors are sealed and we have signed a bill of lading which is the basic transportation agreement that establishes the nature, quantity and condition of the freight loaded, responsibility for payment of our invoice, and pickup and delivery locations. Our revenue is generated, and our customer receives benefit, as the freight progresses towards delivery locations. In the event our customer cancels the shipment at some point prior to the final delivery location and re-consigns the shipment to an alternate delivery location, we are entitled to receive payment for services performed for the partial shipment. Shipments are generally conducted over a relatively short time span, generally one to three days; however, freight is sometimes stored temporarily in our trailer at one of our drop yard locations or at a location designated by a customer. Our revenue is categorized as either Freight Revenue or Fuel Surcharge Revenue and are both earned by performing the same freight transportation services, discussed further below.

Freight Revenue – revenue generated by the performance of the freight transportation service, including any accessorial service, provided to customers.

Fuel Surcharge Revenue – revenue designed to adjust freight revenue rates to an agreed upon base cost for diesel fuel. Diesel fuel prices can fluctuate widely during the term of a contract with a customer. At the point that freight revenue rates are negotiated with customers, a sliding scale is agreed upon that approximately adjusts diesel fuel costs to an agreed upon base amount. In general as fuel prices increase, revenue from fuel surcharge increases, so that diesel fuel cost is adjusted to the approximate base amount agreed upon.

Revenue is recognized in full upon completion of delivery to the receiver's location. For freight in transit at the end of a reporting period, the Company recognizes revenue on a pro rata basis that is based on relative transit time completed as a portion of the estimated total transit time. Expenses are recognized as incurred. There are no assets or liabilities recorded in conjunction with revenue recognized, other than Accounts Receivable and Allowance for doubtful accounts.

NOTE D: MARKETABLE EQUITY SECURITIES

The Company accounts for its marketable equity securities in accordance with ASC Topic 321, (“ASC Topic 321”), Investments- Equity Securities. ASC Topic 321 requires companies to measure equity investments at fair value, with changes in fair value recognized in net income. The Company’s investments in marketable securities consist of equity securities with readily determinable fair values. The cost of securities sold is based on the specific identification method, and interest and dividends on securities are included in non-operating income (expense).

Marketable equity securities are carried at fair value, with gains and losses in fair market value included in the determination of net income. The fair value of marketable equity securities is determined based on quoted market prices in active markets, as described in Note J, below.

The following table sets forth market value, cost, and unrealized gains on equity securities as of March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
	(in thousands)
Fair market value	$26,104	$26,664
Cost	19,536	16,640
Unrealized gain	$6,568	$10,024

Prior to the Company’s January 1, 2018 adoption of ASU 2016-01, unrealized losses in fair market value were presented as a component of Accumulated Other Comprehensive Income in shareholders’ equity, and only realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, were included in the determination of net income. The cost of securities determined to be in an other-than-temporary loss position were required to be presented net of the amount of the other-than-temporary impairment calculated. Subsequent to adoption of ASU 2016-01, cost is no longer presented net of other-than-temporary impairment. The December 31, 2017 cost reflected in the table above was presented net of approximately $2,314,000 of other-than-temporary impairment.

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
	(in thousands)
Gross unrealized gains	$7,651	$10,150
Gross unrealized losses	1,083	126
Net unrealized gains	$6,568	$10,024

The following table shows the Company’s net realized gains during the first three months of 2018 and 2017 on certain marketable equity securities.

	Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands)
Realized gain
Sale proceeds	$-	$2,367
Cost of securities sold	-	585
Realized gain	$-	$1,782

Realized gain, net of taxes	$-	$1,089

For the quarter ended March 31, 2018, the Company recognized dividends of approximately $271,000 in non-operating income in its statements of operations. For the quarter ended March 31, 2017, the Company recognized dividends of approximately $221,000 in non-operating income in its statements of operations.

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of March 31, 2018 and December 31, 2017, the Company had outstanding borrowings of approximately $6,281,000 and $5,903,000, respectively, under its margin account. Margin account borrowings are used for the purchase of marketable equity securities and as a source of short-term liquidity and are included in Accrued expenses and other liabilities on our balance sheets.

During the first quarter of 2018, our marketable equity securities portfolio had a net unrealized pre-tax loss in market value of approximately $1,142,000, which was reported as Non-operating expense for the period.

NOTE E: STOCK BASED COMPENSATION

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

Outstanding nonqualified stock options at March 31, 2018, must be exercised within either five or ten years from the date of grant. Outstanding nonqualified stock options granted to members of the Company’s Board vested immediately while outstanding nonqualified stock options issued to employees vest in increments of 20% to 25% each year.

On March 31, 2018, each non-employee director accrued 276 shares of common stock under the 2014 Plan. The shares were issued by the Company in the subsequent period and had a grant date fair value of $36.35 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately.

The total grant date fair value of stock vested during the first three months of 2018 was approximately $39,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first three months of 2018 was approximately $233,000 and includes approximately $70,000 recognized as a result of the accrual of 276 shares to each non-employee director during the first quarter of 2018. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.03 during the first quarter of 2018. As of March 31, 2018, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1,171,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $482,000 in additional compensation expense related to unvested option awards during the remainder of 2018 and to recognize approximately $552,000 and $137,000 in additional compensation expense related to unvested option awards during the years 2019 and 2020, respectively.

The total grant date fair value of stock and stock options vested during the first three months of 2017 was approximately $109,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first three months of 2017 was approximately $115,000, and included approximately $70,000 recognized as a result of the grant of 614 shares to each non-employee director during the first quarter of 2017. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.01 during the three months ended March 31, 2017. As of March 31, 2017, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $194,000 which was being amortized on a straight-line basis over the remaining vesting period.

Information related to stock option activity for the three months ended March 31, 2018 is as follows:

	Shares Under Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding-January 1, 2018	45,068	$10.79
Granted	-	-
Exercised	(16,000)	10.47
Cancelled/forfeited/expired	(63)	10.90
Outstanding at March 31, 2018	29,005	$10.96	3.89	$736,448

Exercisable at March 31, 2018	29,005	$10.96	3.89	$736,448
___________________________

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on May 29, 2018, was $36.35.

A summary of the status of the Company’s non-vested options and restricted stock as of March 31, 2018 and changes during the three months ended March 31, 2018, is as follows:

	Stock Options		Restricted Stock
	Number of Options	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value*
Non-vested at January 1, 2018	-	-	104,150	$17.14
Granted	-	-	-	-
Canceled/forfeited/expired	-	-	-	-
Vested	-	-	(1,250)	30.81
Non-vested at March 31, 2018	-	$-	102,900	$16.98
___________________________
* The weighted-average grant date fair value was based on the closing price of the Company’s stock on the date of the grant.

The number, weighted average exercise price, and weighted average remaining contractual life of options outstanding as of March 31, 2018 and the number and weighted average exercise price of options exercisable as of March 31, 2018 are as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$10.90	23,600	4.2	23,600
$11.22	5,405	2.7	5,405
	29,005	3.9	29,005

Cash received from option exercises totaled approximately $168,000 and $46,000 during the three months ended March 31, 2018 and March 31, 2017, respectively. The Company issues new shares upon option exercise.

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

	Three Months Ended March 31,
	2018		2017
	Amount	%	Amount	%
	(in thousands, except percentage data)
Truckload Services revenue	$80,524	81.3	$82,918	88.6
Brokerage and Logistics Services revenue	18,580	18.7	10,685	11.4
Total revenues	$99,104	100.0	$93,603	100.0

NOTE G: TREASURY STOCK

The Company’s stock repurchase program has been extended and expanded several times, most recently in April 2017, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. During the three months ended March 31, 2018 the Company repurchased 1,000 shares of its common stock at an aggregate cost of approximately $36,000 under this program.

The Company accounts for Treasury stock using the cost method and as of March 31, 2018, 5,369,235 shares were held in the treasury at an aggregate cost of approximately $129,219,000.

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

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share data)
Net income	$1,387	$2,283

Basic weighted average common shares outstanding	6,168	6,399
Dilutive effect of common stock equivalents	96	26
Diluted weighted average common shares outstanding	6,264	6,425

Basic earnings per share	$0.22	$0.36
Diluted earnings per share	$0.22	$0.36

As of March 31, 2018 and March 31, 2017, there were no options outstanding to purchase shares of common stock that had an anti-dilutive effect on the computation of diluted earnings per share.

NOTE I: INCOME TAXES

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which the Company operates generally provide for a deficiency assessment statute of limitation period of three years, and as a result, the Company’s tax years 2014 and forward remain open to examination in those jurisdictions.

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of March 31, 2018, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of March 31, 2018, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the three months ended March 31, 2018 and 2017, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company’s effective income tax rates were 19.2% and 38.9% for the three months ended March 31, 2018 and 2017, respectively. Our effective tax rate for the three months ended March 31, 2018 differs from amounts computed by applying the United States federal statutory rates to pre-tax income primarily due to state taxes and the tax benefits related to stock-based compensation.

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

At March 31, 2018, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$26,104	$26,104	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at March 31, 2018 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$164,912	$163,017

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE

During the first three months of 2018, the Company’s subsidiaries entered into installment obligations totaling approximately $6.9 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments.

NOTE L: LITIGATION

Other than the lawsuit discussed below, the Company is not a party to any pending legal proceeding which management believes to be material to the financial statements of the Company. The Company maintains liability insurance against risks arising out of the normal course of its business.

We are a defendant in a collective-action lawsuit which was re-filed on December 9, 2016, in the United States District Court for the Western District of Arkansas. The plaintiffs, who are former drivers who worked for the Company during the period of December 6, 2013, through the date of the filing, allege violations under the Fair Labor Standards Act and the Arkansas Minimum Wage Law. The plaintiffs, through their attorneys, have filed causes of action alleging “Failure to pay minimum wage during orientation, failure to pay minimum wage to team drivers after initial orientation, failure to pay minimum wage to solo-drivers after initial orientation, failure to pay for compensable travel time, Comdata card fees, unlawful deductions, and breach of contract.” The plaintiffs are seeking actual and liquidated damages to include court costs and legal fees. The lawsuit is being vigorously defended and we cannot reasonably estimate, at this time, the possible loss or range of loss, if any, that may arise from this lawsuit. Management has determined that any losses under this claim will not be covered by existing insurance policies.

NOTE M: SUBSEQUENT EVENTS

Management has evaluated subsequent events for recognition and disclosure through the date these financial statements were filed with the United States Securities and Exchange Commission and concluded that no subsequent event or transactions have occurred that required recognition or disclosure in our consolidated financial statements.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the fiscal year ended December 31, 2017.

BUSINESS OVERVIEW

The Company’s administrative headquarters are in Tontitown, Arkansas. From this location we manage operations conducted through wholly-owned subsidiaries based in various locations around the United States and in Mexico and Canada. The operations of these subsidiaries can generally be classified into either truckload services or brokerage and logistics services. Truckload services include those transportation services in which we utilize company owned trucks or owner-operator owned trucks. Brokerage and logistics services consist of services such as transportation scheduling, routing, mode selection, trans-loading and other value added services related to the transportation of freight which may or may not involve the usage of company owned or owner-operator owned equipment. Both our truckload operations and our brokerage/logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this report. All of the Company’s operations are in the motor carrier segment.

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 81.3% and 88.6% of total revenues, excluding fuel surcharges, for the three months ended March 31, 2018 and 2017, respectively. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefits costs, independent broker costs (which we record as purchased transportation), insurance, maintenance and capital equipment costs.

In discussing our results of operations, we use revenue, before fuel surcharge (and fuel expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended March 31, 2018 and 2017, approximately $20.4 million and $15.8 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are reported net of fuel surcharges.

	Three Months Ended March 31,
	2018	2017
	(percentages)
Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	34.6	30.5
Operating supplies and expenses	2.8	5.3
Rents and purchased transportation	36.3	40.5
Depreciation	14.4	12.8
Insurance and claims	5.3	5.7
Other	3.0	2.4
Gain on sale or disposal of property	-	-
Total operating expenses	96.4	97.2
Operating income	3.6	2.8
Non-operating (expense)/ income	(1.0)	2.3
Interest expense	(1.3)	(1.1)
Income before income taxes	1.3	4.0

THREE MONTHS ENDED MARCH 31, 2018 VS. THREE MONTHS ENDED MARCH 31, 2017

During the first quarter of 2018, truckload services revenue, before fuel surcharges, decreased 2.4% to $80.5 million as compared to $82.9 million during the first quarter of 2017. The decrease in revenue was primarily the result of a 129 tractor decrease in our average fleet size from 1,912 during the first quarter of 2017 to 1,783 during the first quarter of 2018. This decrease in fleet size was driven by the removal of lanes from our freight network where rate pressure had driven rates below an acceptable level. This fleet reduction reduced miles by approximately 4.1 million, or $5.6 million in revenue. Partially offsetting the reduction in revenue associated with fewer miles was a 5.1% increase in our average rate per mile, which increased revenue by approximately $3.9 million.

Salaries, wages and benefits increased from 30.5% of revenues, before fuel surcharges, in the first quarter of 2017 to 34.6% of revenues, before fuel surcharges, during the first quarter of 2018. The increase relates primarily to a per mile pay increase that went into effect the last week of December 2017. This pay increase increased the average rate per mile paid to company drivers by approximately 12.6%, and increased driver pay by approximately $1.7 million for the first quarter of 2018 compared to the first quarter of 2017. In addition, the proportion of total miles driven by company drivers increased by approximately 4.1%, as the number of company drivers increased year over year. A decrease in group health insurance claims expensed under the Company’s self-insured health plan during the first quarter of 2018 as compared to the first quarter of 2017 partially offset the increase in driver pay.

Operating supplies and expenses decreased from 5.3% of revenues, before fuel surcharges, during the first quarter of 2017 to 2.8% of revenues, before fuel surcharges, during the first quarter of 2018. The decrease relates primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased as a result of increased fuel surcharge collections from customers. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that, during periods of rising fuel prices, fuel surcharge collections increase, while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner-operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner-operators for their services is reported along with their base rate of pay in the Rent and purchased transportation category. These categorizations have the effect of reducing our net operating supplies and expenses while increasing the Rent and purchased transportation category, as discussed below.

Rent and purchased transportation decreased from 40.5% of revenues, before fuel surcharges, during the first quarter of 2017 to 36.3% of revenues, before fuel surcharges, during the first quarter of 2018. The decrease was primarily due to a decrease in the average number of owner-operators under contract from 628 during the first quarter of 2017 to 550 during the first quarter of 2018. Also contributing to the decrease was a reduction in amounts paid for equipment leases as the scheduled expiration of our final truck operating lease occurred during the first quarter of 2018. Trucks leased under these operating leases were replaced with company owned trucks as the scheduled expirations occurred throughout 2017 and until January of 2018.

Depreciation increased from 12.8% of revenues, before fuel surcharges, during the first quarter of 2017 to 14.4% of revenues, before fuel surcharges, during the first quarter of 2018. As discussed above, new tractors were purchased to replace tractors turned in under expiring operating leases throughout 2017, and continuing into January of 2018. This transition resulted in the movement of expense from the Rent and purchased transportation classification to Depreciation as leased tractors were replaced with owned tractors.

Non-operating (expense)/income decreased from 2.3% of revenues, before fuel surcharges, during the first quarter of 2017 to (1.0%) of revenues, before fuel surcharges, during the first quarter of 2018. This decrease resulted primarily from the adoption of ASU 2016-01. As discussed in Note B, this standard requires that equity investments be adjusted to market value each period with current period gains and losses in value recorded in net income. Previous guidance generally required that unrealized gains and losses be reported in Accumulated Other Comprehensive Income. During the first quarter of 2017, equity investments were sold with pre-tax realized gains of approximately $1,782,000. For the first quarter of 2018, our marketable equity securities portfolio had a net unrealized pre-tax loss in market value of approximately $1,142,000 which was reported as Non-operating expense for the period.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 97.2% for the first quarter of 2017 to 96.4% for the first quarter of 2018.

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

	Three Months Ended March 31,
	2018	2017
	(percentages)
Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	4.4	5.4
Rent and purchased transportation	89.8	90.2
Other	1.3	1.0
Total operating expenses	95.5	96.6
Operating income	4.5	3.4
Non-operating (expense)/income	(0.5)	1.2
Interest expense	(0.5)	(0.5)
Income before income taxes	3.5	4.1

THREE MONTHS ENDED MARCH 31, 2018 VS. THREE MONTHS ENDED MARCH 31, 2017

During the first quarter of 2018, logistics and brokerage services revenue, before fuel surcharges, increased 73.9% to $18.6 million as compared to $10.7 million during the first quarter of 2017. The increase relates to an increase in the number of loads and to an increase in average rates charged during the first quarter of 2018 as compared to the first quarter of 2017.

Salaries, wages and benefits decreased from 5.4% of revenues, before fuel surcharges, in the first quarter of 2017 to 4.4% of revenues, before fuel surcharges, during the first quarter of 2018. The decrease relates primarily to increases in brokerage revenue outpacing the increase in employee resources assigned to the logistics and brokerage division during the first quarter of 2018 as compared to the first quarter of 2017. The percentage-based decrease reflects the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, operations wages, and payroll taxes with an increase in revenues for the periods compared.

Rents and purchased transportation decreased from 90.2% of revenues, before fuel surcharges, during the first quarter of 2017 to 89.8% of revenues, before fuel surcharges, during the first quarter of 2018. The decrease results from paying third party carriers a smaller percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 96.6% for the first quarter of 2017 to 95.5% for the first quarter of 2018.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED MARCH 31, 2018 VS. THREE MONTHS ENDED MARCH 31, 2017

Operating income for all divisions was approximately $3.8 million, or 3.8% of revenues, before fuel surcharges, for the first quarter of 2018 as compared to operating income of approximately $2.7 million, or 2.8% of revenues, before fuel surcharges, for the first quarter of 2017. Net income for all divisions was approximately $1.4 million, or 1.4% of revenues, before fuel surcharges for the first quarter of 2018 as compared to net income of $2.3 million, or 2.4% of revenues, before fuel surcharges for the first quarter of 2017. The decrease in net income resulted in diluted earnings per share of $0.22 for the first quarter of 2018 as compared to diluted earnings per share of $0.36 for the first quarter of 2017.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our lines of credit, installment notes, and our investment margin account.

During the first three months of 2018, we generated $15.7 million in cash from operating activities. Investing activities used $13.0 million in cash in the first three months of 2018. Financing activities used $2.7 million in cash in the first three months of 2018.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first three months of 2018, we utilized cash on hand, installment notes, and our lines of credit to finance purchases of revenue equipment and other assets of approximately $13.2 million.

Occasionally, we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 60 months. During the first three months of 2018, the Company’s subsidiary, P.A.M. Transport, Inc., entered into installment obligations totaling approximately $6.9 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments.

During the remainder of 2018, we expect to purchase approximately 725 new trucks and 975 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $106.2 million.

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

During the first three months of 2018, we maintained a $40.0 million revolving line of credit. Amounts outstanding under the line of credit bear interest at LIBOR (determined as of the first day of each month) plus 1.50% (3.16% at March 31, 2018), are secured by our accounts receivable and mature on July 1, 2019. At March 31, 2018 outstanding advances on the line of credit were approximately $5.3 million, including approximately $0.7 million in letters of credit, with availability to borrow $34.7 million.

Trade accounts receivable increased from $59.1 million at December 31, 2017 to $64.8 million at March 31, 2018. The increase relates to a general increase in freight revenues, which flows through the accounts receivable account, at the end of the first quarter of 2018 as compared to the end of the last quarter of 2017.

Other accounts receivable increased from $3.0 million at December 31, 2017 to $3.8 million at March 31, 2018 primarily due to increases in amounts owed by owner-operators and third party carriers for payment advances not charged at the end of the periods compared. Outstanding payment advances fluctuate depending on the timing of settlement dates compared to the end of the period and to the volume of freight transported by these methods in each period.

Prepaid expenses and deposits decreased from $10.1 million at December 31, 2017 to $8.4 million at March 31, 2018. The decrease relates to the normal amortization of items prepaid as of December 31, 2017.

Marketable equity securities decreased from $26.7 million at December 31, 2017 to $26.1 million at March 31, 2018. The $0.6 million decrease was due to a net decline in market value of approximately $1.2 million during the first three months of 2018, partially offset by the purchase of marketable equity securities with a combined market value of approximately $0.6 million.

Accounts payable increased from $19.6 million at December 31, 2017 to $23.6 million at March 31, 2018. This increase was primarily attributable to increases in direct expenses such as fuel, purchased transportation and insurance that increase in direct correlation to increases in miles and revenue.

Long-term debt and current maturities of long term-debt are reviewed on an aggregate basis, as the classification of amounts in each category are typically affected merely by the passage of time. Long-term debt and current maturities of long-term debt, on an aggregate basis, decreased from $172.6 million at December 31, 2017 to $169.5 million at March 31, 2018. The decrease was primarily related to the net effect of installment note payments made during the first three months of 2018, partially offset by additional borrowings received during the first three months of 2018.

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

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities decreased to $26.1 million at March 31, 2018 from $26.7 million at December 31, 2017. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $2.6 million. For additional information with respect to the marketable equity securities, see Note D to our condensed consolidated financial statements.

Interest Rate Risk

Our line of credit bears interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are affected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $4.6 million of variable rate debt was outstanding, a hypothetical 100 basis point increase in LIBOR for a one year period would result in approximately $46,000 of additional interest expense.

Commodity Price Risk

Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our 2017 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by $4.1 million.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk related to the activities of our branch office located in Mexico. Currently, we do not hedge our exchange rate exposure through any currency forward contracts, currency options, or currency swaps as all of our revenues, and substantially all of our expenses and capital expenditures, are transacted in U.S. dollars. However, certain operating expenditures and capital purchases related to our Mexico branch office are incurred in or exposed to fluctuations in the exchange rate between the U.S. dollar and the Mexican peso. Based on 2017 expenditures denominated in pesos, a 10% increase in the exchange rate would increase our annual operating expenses by $57,000.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We are a defendant in a collective-action lawsuit which was re-filed on December 9, 2016, in the United States District Court for the Western District of Arkansas. The plaintiffs, who are former drivers who worked for the Company during the period of December 6, 2013, through the date of the filing, allege violations under the Fair Labor Standards Act and the Arkansas Minimum Wage Law. The plaintiffs, through their attorneys, have filed causes of action alleging “Failure to pay minimum wage during orientation, failure to pay minimum wage to team drivers after initial orientation, failure to pay minimum wage to solo-drivers after initial orientation, failure to pay for compensable travel time, Comdata card fees, unlawful deductions, and breach of contract.” The plaintiffs are seeking actual and liquidated damages to include court costs and legal fees. The lawsuit is being vigorously defended and we cannot reasonably estimate, at this time, the possible loss or range of loss, if any, that may arise from this lawsuit. Management has determined that any losses under this claim will not be covered by existing insurance policies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s stock repurchase program has been extended and expanded several times, most recently in April 2017, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. Since the reauthorization, the Company has repurchased 111,316 shares of its common stock under this repurchase program.

The following table summarizes the Company’s common stock repurchases during the first quarter of 2018 made pursuant to the stock repurchase program. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser”.

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1-31, 2018	-	$-	-	389,684
February 1-28, 2018	-	-	-	389,684
March 1-31, 2018	1,000	36.24	1,000	388,684
Total	1,000	$36.24	1,000

(1)	The Company’s stock repurchase program does not have an expiration date.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002.)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 11, 2007.)
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

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: April 25, 2018	By: /s/ Daniel H. Cushman
Daniel H. Cushman
President and Chief Executive Officer
(principal executive officer)

Dated: April 25, 2018	By: /s/ Allen W. West
Allen W. West
Vice President-Finance, Chief Financial
Officer, Secretary and Treasurer
(principal accounting and financial officer)