Form 10-Q
period 2018-06-30
PAM TRANSPORTATION SERVICES INC
filed 2018-08-03
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 27, 2018
Common Stock, $.01 Par Value	6,054,257

P.A.M. TRANSPORTATION SERVICES, INC.

Form 10-Q

For The Quarter Ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) (in thousands, except share and per share data)
	June 30,	December 31,
	2018	2017
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$263	$224
Accounts receivable-net:
Trade, less allowance of $1,724 and $1,335, respectively	74,971	59,055
Other	3,981	3,028
Inventories	1,680	1,660
Prepaid expenses and deposits	6,724	10,112
Marketable equity securities	27,860	26,664
Income taxes refundable	1,375	1,499
Total current assets	116,854	102,242

Property and equipment:
Land	5,374	5,374
Structures and improvements	18,880	18,927
Revenue equipment	428,840	375,817
Office furniture and equipment	9,925	9,761
Total property and equipment	463,019	409,879
Accumulated depreciation	(144,031)	(122,935)
Net property and equipment	318,988	286,944

Other assets	3,053	2,999

TOTAL ASSETS	$438,895	$392,185

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,921	$19,645
Accrued expenses and other liabilities	20,922	17,609
Current maturities of long-term debt	72,029	73,641
Total current liabilities	124,872	110,895

Long-term debt-less current portion	127,562	98,995
Deferred income taxes	56,849	54,691
Total liabilities	309,283	264,581

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,609,089 and 11,529,124 shares issued; 6,054,257 and 6,160,889 shares outstanding at June 30, 2018 and December 31, 2017, respectively	116	115
Additional paid-in capital	82,421	81,559
Accumulated other comprehensive income	-	7,444
Treasury stock, at cost; 5,554,832 and 5,368,235 shares at June 30, 2018 and December 31, 2017, respectively	(136,714)	(129,183)
Retained earnings	183,789	167,669
Total shareholders’ equity	129,612	127,604

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$438,895	$392,185

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
OPERATING REVENUES:
Revenue, before fuel surcharge	$112,881	$93,097	$211,985	$186,700
Fuel surcharge	22,421	15,549	42,776	31,350
Total operating revenues	135,302	108,646	254,761	218,050

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	29,971	25,263	58,610	51,167
Operating supplies and expenses	23,506	19,410	46,176	39,642
Rent and purchased transportation	52,075	43,717	97,992	86,839
Depreciation	12,734	10,485	24,358	21,156
Insurance and claims	4,451	4,439	8,719	9,135
Other	3,067	2,304	5,648	4,421
(Gain) loss on disposition of equipment	(519)	130	(515)	130
Total operating expenses and costs	125,285	105,748	240,988	212,490

OPERATING INCOME	10,017	2,898	13,773	5,560

NON-OPERATING INCOME/(EXPENSE)	632	650	(247)	2,702
INTEREST EXPENSE	(1,355)	(935)	(2,515)	(1,912)

INCOME BEFORE INCOME TAXES	9,294	2,613	11,011	6,350

FEDERAL AND STATE INCOME TAX EXPENSE:
Current	142	66	177	133
Deferred	1,863	938	2,158	2,325
Total federal and state income tax expense	2,005	1,004	2,335	2,458

NET INCOME	$7,289	$1,609	$8,676	$3,892

INCOME PER COMMON SHARE:
Basic	$1.18	$0.25	$1.41	$0.61
Diluted	$1.17	$0.25	$1.39	$0.61

AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,159	6,381	6,163	6,390
Diluted	6,229	6,430	6,257	6,412

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Comprehensive Income (unaudited) (in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017

NET INCOME	$7,289	$1,609	$8,676	$3,892

Other comprehensive income, net of tax:

Reclassification adjustment for realized gains on marketable equity securities included in net income (1)(4)	-	(143)	-	(1,043)

Reclassification adjustment for unrealized losses on marketable securities included in net income, net of income taxes (2)(4)	-	17	-	17

Changes in fair value of marketable securities (3)(4)	-	(138)	-	(160)

COMPREHENSIVE INCOME	$7,289	$1,345	$8,676	$2,706

__________
(1) Net of deferred income taxes of $0, $(88), $0 and $(638), respectively. (2) Net of deferred income taxes of $0, $10, $0 and $10, respectively.
(3) Net of deferred income taxes of $0, $(82), $0 and $(97), respectively.

(4) In accordance with the adoption of ASU 2016-01 on January 1, 2018 unrealized market gains and losses on equity securities have been reclassified to income for the current period and to retained earnings for historical amounts recorded in Other Comprehensive Income for periods prior to December 31, 2017 - (see Note B).

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Six Months Ended
	June 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$8,676	$3,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,358	21,156
Bad debt expense	389	118
Stock compensation-net of excess tax benefits	395	284
Provision for deferred income taxes	2,158	2,325
Reclassification of unrealized loss on marketable equity securities	-	27
Recognized loss (gain) on marketable equity securities	810	(2,145)
(Gain)loss on sale or disposition of equipment	(515)	130
Changes in operating assets and liabilities:
Accounts receivable	(17,258)	(2,103)
Prepaid expenses, deposits, inventories, and other assets	3,314	3,083
Income taxes refundable	124	27
Trade accounts payable	5,361	(1,938)
Accrued expenses and other liabilities	1,712	1,403
Net cash provided by operating activities	29,524	26,259

INVESTING ACTIVITIES:
Purchases of property and equipment	(39,768)	(14,372)
Proceeds from disposition of equipment	4,450	5,507
Sales of marketable equity securities	-	3,079
Purchases of marketable equity securities, net of return of capital	(2,006)	13
Net cash used in investing activities	(37,324)	(5,773)

FINANCING ACTIVITIES:
Borrowings under line of credit	299,959	218,678
Repayments under line of credit	(274,702)	(220,543)
Borrowings of long-term debt	25,046	7,821
Repayments of long-term debt	(37,002)	(21,786)
Borrowings under margin account	2,166	81
Repayments under margin account	(565)	(3,604)
Repurchases of common stock	(7,531)	(1,193)
Exercise of stock options	468	112
Net cash provided by (used in) financing activities	7,839	(20,434)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	39	52

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -Beginning of period	224	137

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -End of period	$263	$189

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$2,452	$1,931
Income taxes	$53	$106

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$9,888	$2,939

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statement of Shareholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2018	6,161	$115	$81,559	$7,444	$(129,183)	$167,669	$127,604

Net Income						8,676	8,676

Exercise of stock options and stock awards-shares issued including tax benefits	80	1	467				468

Treasury stock repurchases	(187)				(7,531)		(7,531)

Share-based compensation			395				395

Cumulative effect adjustment – ASU 2016-01				(7,444)		7,444	-

Balance at June 30, 2018	6,054	$116	$82,421	-	$(136,714)	$183,789	$129,612

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2018

NOTE A: BASIS OF PRESENTATION

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “P.A.M.,” the “Company,” “we,” “our,” or “us” mean P.A.M. Transportation Services, Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

NOTE B: RECENT ACCOUNTING PRONOUNCEMENTS

In May 2017, the FASB issued ASU No. 2017-09, (“ASU 2017-09”), Compensation – Stock Compensation (Topic 718) which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted, including in an interim period. ASU 2017-09 is to be applied on a prospective basis to an award modified on or after the adoption date. The adoption of this guidance on January 1, 2018 did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

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

In March 2016, the FASB issued ASU No. 2016-09, (“ASU 2016-09”), Compensation – Stock Compensation (Topic 718). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The adoption of this guidance on January 1, 2017, did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

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

With the exception of the new standards discussed above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2018, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, that are of significance or potential significance to the Company.

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

We are obligated to pick up from shippers, transport, and deliver the freight in good condition in a timely manner. Control of freight is transferred to us at the point it has been loaded into our trailer, the doors are sealed and we have signed a bill of lading, which is the basic transportation agreement that establishes the nature, quantity and condition of the freight loaded, responsibility for payment of our invoice, and pickup and delivery locations. Our revenue is generated, and our customer receives benefit, as the freight progresses towards delivery locations. In the event our customer cancels the shipment at some point prior to the final delivery location and re-consigns the shipment to an alternate delivery location, we are entitled to receive payment for services performed for the partial shipment. Shipments are generally conducted over a relatively short time span, generally one to three days; however, freight is sometimes stored temporarily in our trailer at one of our drop yard locations or at a location designated by a customer. Our revenue is categorized as either Freight Revenue or Fuel Surcharge Revenue and are both earned by performing the same freight transportation services, discussed further below.

Freight Revenue – revenue generated by the performance of the freight transportation service, including any accessorial service, provided to customers.

Fuel Surcharge Revenue – revenue designed to adjust freight revenue rates to an agreed upon base cost for diesel fuel. Diesel fuel prices can fluctuate widely during the term of a contract with a customer. At the point that freight revenue rates are negotiated with customers, a sliding scale is agreed upon that approximately adjusts diesel fuel costs to an agreed upon base amount. In general, as fuel prices increase, revenue from fuel surcharge increases, so that diesel fuel cost is adjusted to the approximate base amount agreed upon.

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

Marketable equity securities are carried at fair value, with gains and losses in fair market value included in the determination of net income. The fair value of marketable equity securities is determined based on quoted market prices in active markets, as described in Note J.

The following table sets forth market value, cost, and unrealized gains on equity securities as of June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
	(in thousands)
Fair market value	$27,860	$26,664
Cost	20,959	16,640
Unrealized gain	$6,901	$10,024

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

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
	(in thousands)
Gross unrealized gains	$7,983	$10,150
Gross unrealized losses	1,082	126
Net unrealized gains	$6,901	$10,024

The following table shows the Company’s net realized gains during the first six months of 2018 and 2017 on certain marketable equity securities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Realized gain
Sales proceeds	$-	$711	$-	$3,079
Cost of securities sold	-	349	-	934
Realized gain	$-	$362	$-	$2,145

Realized gain, net of taxes	$-	$222	$-	$1,314

For the quarter ended June 30, 2018, the Company recognized dividends of approximately $254,000 in non-operating income in its statements of operations. For the quarter ended June 30, 2017, the Company recognized dividends of approximately $272,000 in non-operating income in its statements of operations.

For the six months ended June 30, 2018, the Company recognized dividends of approximately $472,000 in non-operating income (expense) in its statements of operations. For the six months ended June 30, 2017, the Company recognized dividends of approximately $493,000 in non-operating income (expense) in its statements of operations.

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of June 30, 2018 and December 31, 2017, the Company had outstanding borrowings of approximately $7,504,000 and $5,903,000, respectively, under its margin account. Margin account borrowings are used for the purchase of marketable equity securities and as a source of short-term liquidity and are included in Accrued expenses and other liabilities on our balance sheets.

During the second quarter of 2018, our marketable equity securities portfolio had a net unrealized pre-tax gain in market value of approximately $333,000, which was reported as Non-operating income for the period.

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

Outstanding nonqualified stock options at June 30, 2018, vest in increments of 20% to 25% each year and must be exercised within ten years from the date of grant.

During the first six months of 2018, 1,932 shares of common stock were granted to non-employee directors under the 2014 Plan. The stock awarded to non-employee directors had a grant date fair value of $36.35 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately.

The total grant date fair value of stock vested during the first six months of 2018 was approximately $655,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits, during the first six months of 2018 was approximately $395,000 and includes approximately $70,000 recognized as a result of the grant of 276 shares to each non-employee director during the first quarter of 2018. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.02 during the second quarter of 2018. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.05 during the six months ended June 30, 2018. As of June 30, 2018, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1,008,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $319,000 in additional compensation expense related to unvested option awards during the remainder of 2018 and to recognize approximately $552,000 and $137,000 in additional compensation expense related to unvested option awards during the years 2019 and 2020, respectively.

The total grant date fair value of stock and stock options vested during the first six months of 2017 was approximately $186,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits, during the first six months of 2017 was approximately $284,000, and included approximately $70,000 recognized as a result of the grant of 614 shares to each non-employee director during the first quarter of 2017. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.02 during the second quarter 2017. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.02 and $0.03, respectively, during the six months ended June 30, 2017. As of June 30, 2017, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1,663,000 which was being amortized on a straight-line basis over the remaining vesting period.

Information related to stock option activity for the six months ended June 30, 2018 is as follows:

	Shares Under Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding-January 1, 2018	45,068	$10.79
Granted	-	-
Exercised	(43,450)	10.78
Cancelled/forfeited/expired	(63)	10.90
Outstanding at June 30, 2018	1,555	$11.01	3.38	$55,911

Exercisable at June 30, 2018	1,555	$11.01	3.38	$55,911
___________________________

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on June 29, 2018, was $46.97.

The Company has no unvested options at June 30, 2018 and a summary of the status of the Company’s non-vested restricted stock as of June 30, 2018 and changes during the six months ended June 30, 2018, is as follows:

	Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value*
Non-vested at January 1, 2018	104,150	$17.14
Granted	1,932	36.35
Canceled/forfeited/expired	-	-
Vested	(36,515)	17.93
Non-vested at June 30, 2018	69,567	$17.26
___________________________
* The weighted-average grant date fair value was based on the closing price of the Company’s stock on the date of the grant.

The number, weighted average exercise price, and weighted average remaining contractual life of options outstanding as of June 30, 2018 and the number and weighted average exercise price of options exercisable as of June 30, 2018 are as follows:

Exercise Price	Shares Under Outstanding Options	Weighted-Average Remaining Contractual Term	Shares Under Exercisable Options
		(in years)
$10.90	1,000	3.9	1,000
$11.22	555	2.4	555
	1,555	3.4	1,555

Cash received from option exercises totaled approximately $468,000 and $112,000 during the six months ended June 30, 2018 and June 30, 2017, respectively. The Company issues new shares upon option exercise.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$89,131	79.0	$81,656	87.7	$169,655	80.0	$164,575	88.1
Brokerage and Logistics Services revenue	23,750	21.0	11,441	12.3	42,330	20.0	22,125	11.9
Total revenues	$112,881	100.0	$93,097	100.0	$211,985	100.0	$186,700	100.0

NOTE G: TREASURY STOCK

The Company’s stock repurchase program has been extended and expanded several times, most recently in April 2017, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. During the six months ended June 30, 2018 the Company repurchased 1,000 shares of its common stock at an aggregate cost of approximately $36,000 under this program.

On May 8, 2018, the Company commenced a tender offer to repurchase up to 100,000 shares of the Company’s outstanding common stock at a price of not greater than $43.00 nor less than $39.00 per share. Following the expiration of the tender offer on June 7, 2018, the Company accepted 185,597 shares of its common stock for purchase at $40.00 per share, including 85,597 oversubscribed shares tendered, at an aggregate purchase price of approximately $7.4 million, excluding fees and expenses related to the offer.

The Company accounts for Treasury stock using the cost method, and as of June 30, 2018, 5,554,832 shares were held in the treasury at an aggregate cost of approximately $136,714,000.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)

Net income	$7,289	$1,609	$8,676	$3,892

Basic weighted average common shares outstanding	6,159	6,381	6,163	6,390
Dilutive effect of common stock equivalents	70	49	94	22
Diluted weighted average common shares outstanding	6,229	6,430	6,257	6,412

Basic earnings per share	$1.18	$0.25	$1.41	$0.61
Diluted earnings per share	$1.17	$0.25	$1.39	$0.61

As of June 30, 2018 and June 30, 2017, there were no options outstanding to purchase shares of common stock that had an anti-dilutive effect on the computation of diluted earnings per share.

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of June 30, 2018, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of June 30, 2018, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the six months ended June 30, 2018 and 2017, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company’s effective income tax rates were 21.2% and 38.7% for the six months ended June 30, 2018 and 2017, respectively. Our effective tax rate for the six months ended June 30, 2018 differs from amounts computed by applying the United States federal statutory rates to pre-tax income primarily due to state taxes and the tax benefits related to stock-based compensation.

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

At June 30, 2018, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$27,860	$27,860	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at June 30, 2018 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$174,334	$171,562

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE

During the first six months of 2018, the Company’s subsidiaries entered into installment obligations totaling approximately $38.7 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments.

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

NOTE N: NONCASH INVESTING AND FINANCING ACTIVITIES

The Company financed approximately $13.6 million in equipment purchases during the first six months of 2018 utilizing noncash financing.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 79.0% and 87.7% of total revenues, excluding fuel surcharges, for the three months ended June 30, 2018 and 2017, respectively. Truckload services revenues, excluding fuel surcharges, represented 80.0% and 88.1% of total revenues, excluding fuel surcharges, for the six months ended June 30, 2018 and 2017, respectively. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefits costs, independent broker costs (which we record as purchased transportation), insurance, maintenance and capital equipment costs.

In discussing our results of operations, we use revenue, before fuel surcharge (and fuel expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended June 30, 2018 and 2017, approximately $22.4 million and $15.5 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the six months ended June 30, 2018 and 2017, approximately $42.8 million and $31.3 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are reported net of fuel surcharges.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	32.5	30.2	33.5	30.4
Operating supplies and expenses	1.2	4.7	2.0	5.0
Rent and purchased transportation	34.7	40.8	35.5	40.6
Depreciation	14.2	12.8	14.3	12.8
Insurance and claims	5.0	5.4	5.1	5.5
Other	3.2	2.7	3.1	2.6
(Gain) loss on sale or disposal of property	(0.6)	0.2	(0.3)	0.1
Total operating expenses	90.2	96.8	93.2	97.0
Operating income	9.8	3.2	6.8	3.0
Non-operating income (expense)	0.6	0.7	(0.1)	1.5
Interest expense	(1.4)	(1.0)	(1.3)	(1.1)
Income before income taxes	9.0	2.9	5.4	3.4

THREE MONTHS ENDED JUNE 30, 2018 VS. THREE MONTHS ENDED JUNE 30, 2017

During the second quarter of 2018, truckload services revenue, before fuel surcharges, increased 9.2% to $89.1 million as compared to $81.7 million during the second quarter of 2017. The increase in revenue was primarily the result of an increase in the average rate per mile charged to our customers during the second quarter 2018 compared to the second quarter 2017. The increase in rates was partially offset by a decrease in the total number of tractors in our fleet and a related decrease in miles driven per tractor for the second quarter 2018 compared to the second quarter 2017.

Salaries, wages and benefits increased from 30.2% of revenues, before fuel surcharges, in the second quarter of 2017 to 32.5% of revenues, before fuel surcharges, during the second quarter of 2018. The increase relates primarily to a per mile pay increase that went into effect the last week of December 2017. This pay increase raised the average rate per mile paid to company drivers, which increased driver pay by approximately $1.8 million for the second quarter of 2018 compared to the second quarter of 2017. In addition, the proportion of total miles driven by company drivers increased as the number of company drivers increased year-over-year. Also contributing to the increase were salaries, wages and benefits paid to regional and short haul drivers which increased by approximately $1.6 million for the periods compared. This increase occurred as opportunities to expand local dedicated business increased during the second quarter 2018 compared to the second quarter 2017.

Operating supplies and expenses decreased from 4.7% of revenues, before fuel surcharges, during the second quarter of 2017 to 1.2% of revenues, before fuel surcharges, during the second quarter of 2018. The decrease relates primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased as a result of increased fuel surcharge collections from customers. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that, during periods of rising fuel prices, fuel surcharge collections increase, while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner-operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner-operators for their services is reported along with their base rate of pay in the Rent and purchased transportation category. These categorizations have the effect of reducing our net operating supplies and expenses while increasing the Rent and purchased transportation category, as discussed below.

Rent and purchased transportation decreased from 40.8% of revenues, before fuel surcharges, during the second quarter of 2017 to 34.7% of revenues, before fuel surcharges, during the second quarter of 2018. The decrease was primarily due to a reduction in amounts paid for equipment leases as the scheduled expiration of our final truck operating lease occurred during the first quarter of 2018. Trucks leased under these operating leases were replaced with company owned trucks as the scheduled expirations occurred throughout 2017 and until January of 2018. Also contributing to the decrease was a decrease in the average number of owner-operators under contract from 673 during the second quarter of 2017 to 552 during the second quarter of 2018, partially offset by an increase in the average rate per mile paid during the respective periods.

Depreciation increased from 12.8% of revenues, before fuel surcharges, during the second quarter of 2017 to 14.2% of revenues, before fuel surcharges, during the second quarter of 2018. As previously discussed, new tractors were purchased to replace tractors returned under expiring operating leases throughout 2017, and continuing into January of 2018. This transition resulted in the shift of expense from the Rent and purchased transportation category to the Depreciation category as leased tractors were replaced with owned tractors. Also contributing to the increase was an increase in the cost of new trailers and an increase in the size of our trailer fleet. Depreciating a larger quantity of trailers with a higher cost over the same length of time resulted in an increase in depreciation expense during the second quarter of 2018 compared to the second quarter of 2017.

Insurance and claims decreased from 5.4% of revenues, before fuel surcharges, during the second quarter 2017 to 5.0% of revenues, before fuel surcharges, during the second quarter 2018. This decrease as a percentage of revenue, before fuel surcharges, is attributable to the interaction of the increase in revenue with a decrease in total miles driven. Miles driven generally serve as the basis for the majority of our insurance coverage.

Other expenses increased from 2.7% of revenues, before fuel surcharges, during the second quarter 2017 to 3.2% of revenues, before fuel surcharges, during the second quarter 2018. This increase is primarily attributable to an increase in legal fees associated with the defense of a collective-action lawsuit filed against the Company (see Note L to the condensed consolidated financial statements).

Gains and losses on sale or disposal of property increased from a net loss of 0.2% of revenues, before fuel surcharges, during the second quarter of 2017 to a net gain of 0.6% of revenues, before fuel surcharges, during the second quarter of 2018. The increase relates primarily to gains from the sale of trucks during the second quarter of 2018 compared to a loss on the sale of trucks during the second quarter of 2017.

Interest expense increased from 1.0% of revenues, before fuel surcharges, during the second quarter 2017 to 1.4% of revenues, before fuel surcharges during the second quarter 2018. This increase is attributable to market increases in interest rates, as well as- increases in amounts financed by the Company for new equipment. The increase in amounts financed was driven by the replacement of trucks operated under equipment leases during the second quarter of 2017 with company owned trucks, as discussed previously, and to overall growth in the number of company owned tractors and trailers operated within our fleet.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 96.8% for the second quarter of 2017 to 90.2% for the second quarter of 2018.

SIX MONTHS ENDED JUNE 30, 2018 VS. SIX MONTHS ENDED JUNE 30, 2017

For the six months ended June 30, 2018, truckload services revenue, before fuel surcharges, increased 3.1% to $169.7 million as compared to $164.6 million for the six months ended June 30, 2017. The increase in revenue was primarily the result of an increase in the average rate per mile charged to our customers during the first six months of 2018 compared to first six months of 2017. The increase in rates was partially offset by a decrease in the total number of tractors operating in our fleet and a decrease in miles driven per tractor for the first six months of 2018 compared to the first six months of 2017.

Salaries, wages and benefits increased from 30.4% of revenues, before fuel surcharges, in the first six months of 2017 to 33.5% of revenues, before fuel surcharges, during the first six months of 2018. The increase relates primarily to a per mile pay increase that went into effect the last week of December 2017. This pay increase raised the average rate per mile paid to company drivers, which increased driver pay by approximately $3.4 million for the first six months of 2018 compared to the first six months of 2017. In addition, the proportion of total miles driven by company drivers increased as the number of company drivers increased year-over-year. Also contributing to the increase were salaries, wages and benefits paid to regional and short haul drivers which increased by approximately $2.4 million for the periods compared. This increase occurred as opportunities to expand local dedicated business increased during the first six months of 2018 compared to the first six months of 2017.

Operating supplies and expenses decreased from 5.0% of revenues, before fuel surcharges, during the first six months of 2017 to 2.0% of revenues, before fuel surcharges, during the first six months of 2018. The decrease relates primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel. The average surcharge-adjusted fuel price paid per gallon of diesel fuel decreased as a result of increased fuel surcharge collections from customers. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that, during periods of rising fuel prices, fuel surcharge collections increase, while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner-operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner-operators for their services is reported along with their base rate of pay in the Rent and purchased transportation category. These categorizations have the effect of reducing our net operating supplies and expenses while increasing the Rent and purchased transportation category, as discussed below.

Rent and purchased transportation decreased from 40.6% of revenues, before fuel surcharges, during the first six months of 2017 to 35.5% of revenues, before fuel surcharges, during the first six months of 2018. The decrease was primarily due to a decrease in the average number of owner-operators under contract from 652 during the first six months of 2017 to 551 during the first six months of 2018, partially offset by an increase in the average rate per mile paid during the respective periods. Also contributing to the decrease was a reduction in amounts paid for equipment leases as the scheduled expiration of our final truck operating lease occurred during the first quarter of 2018. Trucks leased under these operating leases were replaced with company owned trucks as the scheduled expirations occurred throughout 2017 and until January of 2018.

Depreciation increased from 12.8% of revenues, before fuel surcharges, during the first six months of 2017 to 14.3% of revenues, before fuel surcharges, during the first six months of 2018. As discussed previously, new tractors were purchased to replace tractors returned under expiring operating leases throughout 2017, and continuing into January of 2018. This transition resulted in the shift of expense from the Rent and purchased transportation classification to Depreciation as leased tractors were replaced with owned tractors. Also contributing to the increase was an increase in the cost of new trailers and an increase in the size of our trailer fleet. Depreciating a larger quantity of trailers with a higher cost over the same length of time resulted in an increase in depreciation expense during the first six months of 2018 compared to the first six months of 2017.

Insurance and claims decreased from 5.5% of revenues, before fuel surcharges, during the first six months of 2017 to 5.1% of revenues, before fuel surcharges, during the first six months of 2018. This decrease as a percentage of revenue, before fuel surcharges, is attributable to the interaction of the increase in revenue with a decrease in total miles driven. Miles driven generally serve as the basis for the majority of our insurance coverage.

Other expenses increased from 2.6% of revenues, before fuel surcharges, during the first six months of 2017 to 3.1% of revenues, before fuel surcharges, during the first six months of 2018. This increase is primarily attributable to an increase in legal fees associated with the defense of a collective-action lawsuit filed against the Company (see Note L to the condensed consolidated financial statements).

Gains and losses on sale or disposal of property increased from a net loss of 0.1% of revenues, before fuel surcharges, during the first six months of 2017 to a net gain of 0.3% of revenues, before fuel surcharges, during the first six months of 2018. The increase relates primarily to gains from the sale of trucks during the first six months of 2018 compared to a loss on the sale of trucks during the first six months of 2017.

Non-operating income (expense) decreased from 1.5% of revenues, before fuel surcharges, during the first six months of 2017 to (0.1%) of revenues, before fuel surcharges, during the first six months of 2018. This decrease resulted primarily from the adoption of ASU 2016-01. As discussed in Note B, this standard requires that equity investments be adjusted to market value each period with current period gains and losses in value recorded in net income. Previous guidance generally required that unrealized gains and losses be reported in Accumulated Other Comprehensive Income. During the first six months of 2017, equity investments were sold with pre-tax realized gains of approximately $2,177,000. For the first six months of 2018, our marketable equity securities portfolio had a net unrealized pre-tax loss in market value of approximately $877,000 which was reported as Non-operating expense for the period.

Interest expense increased from 1.1% of revenues, before fuel surcharges, during the first six months of 2017 to 1.3% of revenues, before fuel surcharges during the first six months of 2018. This increase is attributable to market increases in interest rates, as well as, increases in amounts financed by the Company for new equipment. The increase in amounts financed was driven by the replacement of trucks operated under equipment leases during the second quarter of 2017 with company owned trucks, as discussed previously, and to overall growth in the number of company owned tractors and trailers operated within our fleet.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 97.0% for the first six months of 2017 to 93.2% for the first six months of 2018.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	4.1	4.8	4.2	5.1
Rent and purchased transportation	89.3	91.5	89.6	90.9
Other	1.0	1.1	1.0	1.0
Total operating expenses	94.4	97.4	94.8	97.0
Operating income	5.6	2.6	5.2	3.0
Non-operating income (expense)	0.3	0.4	(0.1)	0.8
Interest expense	(0.6)	(0.6)	(0.6)	(0.6)
Income before income taxes	5.3	2.4	4.5	3.2

THREE MONTHS ENDED JUNE 30, 2018 VS. THREE MONTHS ENDED JUNE 30, 2017

During the second quarter of 2018, logistics and brokerage services revenue, before fuel surcharges, increased 107.6% to $23.7 million as compared to $11.4 million during the second quarter of 2017. The increase relates to an increase in the number of loads and to an increase in average rates charged during the second quarter of 2018 as compared to the second quarter of 2017.

Salaries, wages and benefits decreased from 4.8% of revenues, before fuel surcharges, in the second quarter of 2017 to 4.1% of revenues, before fuel surcharges, during the second quarter of 2018. The decrease relates primarily to increases in brokerage revenue outpacing the increase in employee resources assigned to the logistics and brokerage division during the second quarter of 2018 as compared to the second quarter of 2017. The percentage-based decrease reflects the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, operations wages, and payroll taxes with an increase in revenues for the periods compared.

Rents and purchased transportation decreased from 91.5% of revenues, before fuel surcharges, during the second quarter of 2017 to 89.3% of revenues, before fuel surcharges, during the second quarter of 2018. The decrease resulted from a decrease in amounts paid to third party carriers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 97.4% for the second quarter of 2017 to 94.4% for the second quarter of 2018.

SIX MONTHS ENDED JUNE 30, 2018 VS. SIX MONTHS ENDED JUNE 30, 2017

During the first six months of 2018, logistics and brokerage services revenue, before fuel surcharges, increased 91.3% to $42.3 million as compared to $22.1 million during the first six months of 2017. The increase relates to an increase in the number of loads hauled and to an increase in average rates charged during the first six months of 2018 as compared to the first six months of 2017.

Salaries, wages and benefits decreased from 5.1% of revenues, before fuel surcharges, during the first six months of 2017 to 4.2% of revenues, before fuel surcharges, during the first six months of 2018. The decrease relates primarily to increases in brokerage revenue outpacing the increase in employee resources assigned to the logistics and brokerage division during the first six months of 2018 as compared to the first six months of 2017. The percentage-based decrease reflects the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, operations wages, and payroll taxes with an increase in revenues for the periods compared.

Rents and purchased transportation decreased from 90.9% of revenues, before fuel surcharges, during the first six months of 2017 to 89.6% of revenues, before fuel surcharges, during the first six months of 2018. The decrease resulted from a decrease in amounts paid to third party carriers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 97.0% for the first six months of 2017 to 94.8% for the first six months of 2018.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED JUNE 30, 2018 VS. THREE MONTHS ENDED JUNE 30, 2017

Net income for all divisions was approximately $7.3 million, or 6.5% of revenues, before fuel surcharges for the second quarter of 2018 as compared to net income of $1.6 million, or 1.7% of revenues, before fuel surcharges for the second quarter of 2017. The increase in net income resulted in diluted earnings per share of $1.17 for the second quarter of 2018 as compared to diluted earnings per share of $0.25 for the second quarter of 2017.

SIX MONTHS ENDED JUNE 30, 2018 VS. SIX MONTHS ENDED JUNE 30, 2017

Net income for all divisions was approximately $8.7 million, or 4.1% of revenues, before fuel surcharges for the first six months of 2018 as compared to net income of $3.9 million, or 2.1% of revenues, before fuel surcharges for the first six months of 2017. The decrease in net income resulted in diluted earnings per share of $1.39 for the first six months of 2018 as compared to diluted earnings per share of $0.61 for the first six months of 2017.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our lines of credit, installment notes, and our investment margin account.

During the first six months of 2018, we generated $29.5 million in cash from operating activities. Investing activities used $37.3 million in cash in the first six months of 2018. Financing activities generated $7.8 million in cash in the first six months of 2018.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first six months of 2018, we utilized cash on hand, installment notes, and our lines of credit to finance purchases of revenue equipment and other assets of approximately $39.8 million.

We commonly finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 84 months. During the first six months of 2018, the Company’s subsidiary, P.A.M. Transport, Inc., entered into installment obligations totaling approximately $38.7 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments.

During the remainder of 2018, we expect to purchase approximately 510 new trucks and 560 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $63.0 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future.

During the first six months of 2018, we maintained a $40.0 million revolving line of credit. Amounts outstanding under the line of credit bear interest at LIBOR (determined as of the first day of each month) plus 1.50% (3.48% at June 30, 2018), are secured by our accounts receivable and mature on July 1, 2019. At June 30, 2018 outstanding advances on the line of credit were approximately $26.0 million, including approximately $0.7 million in letters of credit, with availability to borrow $14.0 million.

Trade accounts receivable increased from $59.1 million at December 31, 2017 to $75.0 million at June 30, 2018. The increase relates to a 38% increase in freight revenues, which flow through the accounts receivable account, during June 2018 as compared to December 2017.

Other accounts receivable increased from $3.0 million at December 31, 2017 to $4.0 million at June 30, 2018 primarily due to increases in amounts owed by owner-operators and third party carriers for payment advances not charged at the end of the periods compared. Outstanding payment advances fluctuate depending on the timing of settlement dates compared to the end of the period and to the volume of freight transported by these methods in each period.

Prepaid expenses and deposits decreased from $10.1 million at December 31, 2017 to $6.7 million at June 30, 2018. The decrease relates to the normal amortization of items prepaid as of December 31, 2017.

Marketable equity securities increased from $26.7 million at December 31, 2017 to $27.9 million at June 30, 2018. The $1.2 million increase was due to the purchase of marketable equity securities with a combined market value of approximately $2.1 million offset by a net decline in market value of approximately $0.9 million during the first six months of 2018.

Accounts payable increased from $19.6 million at December 31, 2017 to $31.9 million at June 30, 2018. This increase was primarily attributable to an increase in accrued revenue equipment purchases from $2.9 million at December 31, 2017 to $9.9 million at June 30, 2018 and to increases in direct expenses such as fuel, purchased transportation and insurance that increase in direct correlation to increases in miles and revenue.

Long-term debt and current maturities of long term-debt are reviewed on an aggregate basis, as the classification of amounts in each category are typically affected merely by the passage of time. Long-term debt and current maturities of long-term debt, on an aggregate basis, increased from $172.6 million at December 31, 2017 to $199.6 million at June 30, 2018. The increase was primarily related to the addition of $38.7 million in equipment installments notes, partially offset by note payments made during the first six months of 2018.

NEW ACCOUNTING PRONOUNCEMENTS

See Note B to the condensed consolidated financial statements for a description of the most recent accounting pronouncements and their impact, if any, on the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk exposures include equity price risk, interest rate risk, commodity price risk (the price paid to obtain diesel fuel for our trucks), and foreign currency exchange rate risk. The potential adverse impacts of these risks and the general strategies we employ to manage such risks are discussed below.

The following sensitivity analyses do not consider the effects that an adverse change may have on the overall economy nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results of changes in prices or rates may differ materially from the hypothetical results described below.

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities increased to $27.9 million at June 30, 2018 from $26.7 million at December 31, 2017. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $2.8 million. For additional information with respect to the marketable equity securities, see Note D to our condensed consolidated financial statements.

Interest Rate Risk

Our line of credit bears interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are affected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $25.3 million of variable rate debt was outstanding, a hypothetical 100 basis point increase in LIBOR for a one year period would result in approximately $2.5 million of additional interest expense.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 8, 2018, the Company commenced a tender offer to repurchase up to 100,000 shares of the Company’s outstanding common stock at a price of up to $43.00 per share. Following the expiration of the tender offer on June 7, 2018, the Company accepted 185,597 shares of its common stock for purchase at $40.00 per share, including 85,597 oversubscribed shares tendered, at an aggregate purchase price of approximately $7.4 million, excluding fees and expenses related to the offer. The Company funded the purchase of the accepted shares tendered with available cash and accounted for the repurchase of these shares as treasury stock on the Company’s condensed consolidated balance sheet as of June 30, 2018.

The following table summarizes the Company’s common stock repurchases during the second quarter of 2018. No shares were purchased during the quarter other than through the 2018 tender offer, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser”.

Issuer Purchases of Equity Securities
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number of shares that may yet be purchased under the plans or programs(1)
Period
April 1-30, 2018	185,597	(2)	$40.00	185,597	(2)	388,684
May 1-31, 2018	--		--	--		388,684
June 1-30, 2018	--		--	--		388,684
Total	185,597		$40.00	185,597

(1)     The Company’s stock repurchase program does not have an expiration date.

(2)     Consists of shares purchased pursuant to the 2018 tender offer.

Item 3. Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on May 15, 2002.)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on December 11, 2007.)
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

10.1	Consulting Agreement between the Registrant and Manuel J. Moroun, dated December 6, 2007 (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the year ended December 31, 2007, filed on March 14, 2008.)
10.2	Amendment No. 1 to Consulting Agreement between the Registrant and Manuel J. Moroun, dated April 25, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 30, 2018.)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: August 3, 2018	By: /s/ Daniel H. Cushman
Daniel H. Cushman
President and Chief Executive Officer
(principal executive officer)

Dated: August 3, 2018	By: /s/ Allen W. West
Allen W. West
Vice President-Finance, Chief Financial
Officer, Secretary and Treasurer
(principal accounting and financial officer)