Form 10-Q
period 2018-09-30
PAM TRANSPORTATION SERVICES INC
filed 2018-11-02
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 29, 2018
Common Stock, $.01 Par Value	5,973,270

P.A.M. TRANSPORTATION SERVICES, INC.

Form 10-Q

For The Quarter Ended September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) (in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$275	$224
Accounts receivable-net:
Trade, less allowance of $2,012 and $1,335, respectively	75,834	59,055
Other	4,122	3,028
Inventories	1,620	1,660
Prepaid expenses and deposits	9,078	10,112
Marketable equity securities	28,710	26,664
Income taxes refundable	1,351	1,499
Total current assets	120,990	102,242

Property and equipment:
Land	5,374	5,374
Structures and improvements	18,882	18,927
Revenue equipment	446,018	375,817
Office furniture and equipment	10,139	9,761
Total property and equipment	480,413	409,879
Accumulated depreciation	(138,794)	(122,935)
Net property and equipments	341,619	286,944

Other assets	3,053	2,999

TOTAL ASSETS	$465,662	$392,185

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,142	$19,645
Accrued expenses and other liabilities	21,822	17,609
Current maturities of long-term debt	62,413	73,641
Total current liabilities	126,377	110,895

Long-term debt-less current portion	143,046	98,995
Deferred income taxes	59,919	54,691
Total liabilities	329,342	264,581

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,610,644 and 11,529,124 shares issued; 6,012,081 and 6,160,889 shares outstanding at September 30, 2018 and December 31, 2017, respectively	116	115
Additional paid-in capital	82,601	81,559
Accumulated other comprehensive income	-	7,444
Treasury stock, at cost; 5,598,563 and 5,368,235 shares at September 30, 2018 and December 31, 2017, respectively	(139,434)	(129,183)
Retained earnings	193,037	167,669
Total shareholders’ equity	136,320	127,604

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$465,662	$392,185

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
OPERATING REVENUES:
Revenue, before fuel surcharge	$117,259	$93,457	$329,244	$280,157
Fuel surcharge	23,066	15,442	65,842	46,792
Total operating revenues	140,325	108,899	395,086	326,949

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	30,389	24,718	88,999	75,885
Operating supplies and expenses	24,026	19,502	70,203	59,144
Rent and purchased transportation	53,108	44,000	151,100	130,840
Depreciation	12,168	10,177	36,526	31,333
Insurance and claims	4,310	4,232	13,029	13,367
Other	3,262	2,371	8,910	6,791
(Gain) loss on disposition of equipment	(91)	131	(607)	261
Total operating expenses and costs	127,172	105,131	368,160	317,621

OPERATING INCOME	13,153	3,768	26,926	9,328

NON-OPERATING INCOME	935	2,767	688	5,469
INTEREST EXPENSE	(1,711)	(920)	(4,226)	(2,832)

INCOME BEFORE INCOME TAXES	12,377	5,615	23,388	11,965

FEDERAL AND STATE INCOME TAX EXPENSE:
Current	142	116	319	249
Deferred	2,987	2,053	5,145	4,378
Total federal and state income tax expense	3,129	2,169	5,464	4,627

NET INCOME	$9,248	$3,446	$17,924	$7,338

INCOME PER COMMON SHARE:
Basic	$1.53	$0.54	$2.93	$1.15
Diluted	$1.52	$0.54	$2.89	$1.14

AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,034	6,326	6,120	6,368
Diluted	6,088	6,373	6,203	6,413

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Comprehensive Income (unaudited) (in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017

NET INCOME	$9,248	$3,446	$17,924	$7,338

Other comprehensive income, net of tax:

Reclassification adjustment for realized gains on marketable equity securities included in net income (1)(4)	-	(1,265)	-	(2,308)

Reclassification adjustment for unrealized losses on marketable securities included in net income, net of income taxes (2)(4)	-	9	-	26

Changes in fair value of marketable securities (3)(4)	-	437	-	277

COMPREHENSIVE INCOME	$9,248	$2,627	$17,924	$5,333

(1) Net of deferred income taxes of $0, $(774), $0 and $(1,412), respectively.
(2) Net of deferred income taxes of $0, $6, $0 and $16, respectively.
(3) Net of deferred income taxes of $0, $266, $0 and $168, respectively.

(4) In accordance with the adoption of ASU 2016-01 on January 1, 2018 unrealized market gains and losses on equity securities have been reclassified to income for the current period and to retained earnings for historical amounts recorded in Other Comprehensive Income for periods prior to December 31, 2017- (see Note B)

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Nine Months Ended
	September 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$17,924	$7,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,526	31,333
Bad debt expense	677	186
Stock compensation-net of excess tax benefits	557	446
Provision for deferred income taxes	5,145	4,378
Reclassification of unrealized loss on marketable equity securities	-	42
Recognized loss (gain) on marketable equity securities	223	(4,669)
(Gain) loss on sale or disposition of equipment	(607)	261
Changes in operating assets and liabilities:
Accounts receivable	(18,547)	(7,191)
Prepaid expenses, deposits, inventories, and other assets	1,020	70
Income taxes refundable	148	99
Income taxes payable	83	-
Trade accounts payable	11,790	9,086
Accrued expenses and other liabilities	2,564	2,296
Net cash provided by operating activities	57,503	43,675

INVESTING ACTIVITIES:
Purchases of property and equipment	(51,365)	(38,578)
Proceeds from disposition of equipment	13,043	16,485
Sales of marketable equity securities	-	6,007
Purchases of marketable equity securities, net of return of capital	(2,269)	(1,988)
Net cash used in investing activities	(40,591)	(18,074)

FINANCING ACTIVITIES:
Borrowings under line of credit	447,523	341,106
Repayments under line of credit	(429,402)	(342,190)
Borrowings of long-term debt	35,146	17,598
Repayments of long-term debt	(62,012)	(35,554)
Borrowings under margin account	2,512	2,133
Repayments under margin account	(863)	(6,785)
Repurchases of common stock	(10,251)	(1,961)
Exercise of stock options	486	122
Net cash used in financing activities	(16,861)	(25,531)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	51	70

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -Beginning of period	224	137

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -End of period	$275	$207

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$4,104	$2,860
Income taxes	$88	$151

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$13,680	$7,819

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statement of Shareholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2018	6,161	$115	$81,559	$7,444	$(129,183)	$167,669	$127,604

Net Income						17,924	17,924

Exercise of stock options and stock awards-shares issued including tax benefits	81	1	485				486

Treasury stock repurchases	(230)				(10,251)		(10,251)

Share-based compensation			557				557

Cumulative effect adjustment – ASU 2016-01				(7,444)		7,444	-

Balance at September 30, 2018	6,012	$116	$82,601	-	$(139,434)	$193,037	$136,320

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2018

NOTE A: BASIS OF PRESENTATION

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “P.A.M.,” the “Company,” “we,” “our,” or “us” mean P.A.M. Transportation Services, Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

NOTE B: RECENT ACCOUNTING PRONOUNCEMENTS

In July 2018, the Financial Accounting Standards Board, (“FASB”) issued ASU No. 2018-09, (“ASU 2018-09”), Codification Improvements. ASU 2018-09 was issued to update codification on multiple topics, and includes updates for technical corrections, clarifications and other minor improvements. ASU 2018-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the new guidance, but does not expect it to have a material impact on its financial condition, results of operations, or cash flows.

In July 2018, the FASB issued ASU No. 2018-10, (“ASU 2018-10”), Codification Improvements to Topic 842, Leases. ASU 2018-10 was issued to update codification specific to Topic 842, and includes updates for technical corrections, clarifications and other minor improvements. ASU 2018-10 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the new guidance, but does not expect it to have a material impact on its financial condition, results of operations, or cash flows.

In May 2017, the FASB issued ASU No. 2017-09, (“ASU 2017-09”), Compensation – Stock Compensation (Topic 718) which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption was permitted, including in an interim period. ASU 2017-09 is to be applied on a prospective basis to an award modified on or after the adoption date. The adoption of this guidance on January 1, 2018 did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

In November 2016, the FASB issued ASU No. 2016-18, (“ASU 2016-18”), Statement of Cash Flows (Topic 230). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard is intended to reduce diversity in practice in how restricted cash or restricted cash equivalents are presented and classified in the statement of cash flows. ASU No. 2016-18 is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The standard requires application using a retrospective transition method. The adoption of this guidance on January 1, 2018 changed the presentation and classification of restricted cash and restricted cash equivalents in our consolidated statements of cash flows but did not have a material impact on our financial condition, results of operations, or cash flows.

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

In May 2014, the FASB issued Accounting Standards Update, (“ASU”) No. 2014-09, (“ASU 2014-09”), Revenue from Contracts with Customers. The objective of ASU 2014-09 and subsequent amendments is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification, (“ASC”).

The adoption of this guidance on January 1, 2018 did not have a material impact on the Company’s financial condition, results of operations, cash flows or internal controls. See Note C, “Revenue Recognition,” for more information.

With the exception of the new standards discussed above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2018, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, that are of significance or potential significance to the Company.

NOTE C: REVENUE RECOGNITION

Company revenue is generated from freight transportation services performed utilizing heavy tractor trailer combinations. While various ownership arrangements may exist for the equipment utilized to perform these services, including Company owned or leased, owner-operator owned, and third party carriers, revenue is generated from the same base of customers. Contracts with these customers establish rates for services performed, which are predominantly rates that will be paid to pick up, transport and drop off freight at various locations. In addition to transportation, revenue is also awarded for various accessorial services performed in conjunction with the base transportation service. The Company also has other revenue categories that are not discussed in this note or broken out in our Statements of Operations due to their non-material amounts.

We are obligated to pick up from shippers, transport, and deliver the freight in good condition in a timely manner. Control of freight is transferred to us at the point it has been loaded into our trailer, the doors are sealed and we have signed a bill of lading, which is the basic transportation agreement that establishes the nature, quantity and condition of the freight loaded, responsibility for payment of our invoice, and pickup and delivery locations. Our revenue is generated, and our customer receives benefit, as the freight progresses towards delivery locations. In the event our customer cancels the shipment at some point prior to the final delivery location and re-consigns the shipment to an alternate delivery location, we are entitled to receive payment for services performed for the partial shipment. Shipments are generally conducted over a relatively short time span, generally one to three days; however, freight is sometimes stored temporarily in our trailer at one of our drop yard locations or at a location designated by a customer. Our revenue is categorized as either Freight Revenue or Fuel Surcharge Revenue, and both are earned by performing the same freight transportation services, discussed further below.

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

The following table sets forth market value, cost, and unrealized gains on equity securities as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
	(in thousands)
Fair market value	$28,710	$26,664
Cost	21,223	16,640
Unrealized gain	$7,487	$10,024

Prior to the Company’s January 1, 2018 adoption of ASU 2016-01, unrealized gains and losses in fair market value were presented as a component of Accumulated Other Comprehensive Income in shareholders’ equity, and only realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities were included in the determination of net income. The cost of securities determined to be in an other-than-temporary loss position were required to be presented net of the amount of the other-than-temporary impairment calculated. Subsequent to adoption of ASU 2016-01, cost is no longer presented net of other-than-temporary impairment. The December 31, 2017 cost reflected in the table above was presented net of approximately $2,314,000 of other-than-temporary impairment.

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
	(in thousands)
Gross unrealized gains	$8,780	$10,150
Gross unrealized losses	1,293	126
Net unrealized gains	$7,487	$10,024

The following table shows the Company’s net realized gains during the three and nine months ended September 30, 2018 and 2017 on certain marketable equity securities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Sales proceeds	$-	$2,928	$-	$6,007
Cost of securities sold	-	405	-	1,338
Realized gain	$-	$2,523	$-	$4,669

Realized gain, net of taxes	$-	$1,546	$-	$2,862

For the quarter ended September 30, 2018, the Company recognized dividends of approximately $308,000 in non-operating income in its statements of operations. For the quarter ended September 30, 2017, the Company recognized dividends of approximately $225,000 in non-operating income in its statements of operations.

For the nine months ended September 30, 2018, the Company recognized dividends of approximately $780,000 in non-operating income in its statements of operations. For the nine months ended September 30, 2017, the Company recognized dividends of approximately $718,000 in non-operating income in its statements of operations.

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of September 30, 2018 and December 31, 2017, the Company had outstanding borrowings of approximately $7,552,000 and $5,903,000, respectively, under its margin account. Margin account borrowings are used for the purchase of marketable equity securities and as a source of short-term liquidity and are included in Accrued expenses and other liabilities on our balance sheets.

During the third quarter of 2018, our marketable equity securities portfolio had a net unrealized pre-tax gain in market value of approximately $586,000, which was reported as non-operating income for the period.

NOTE E: STOCK-BASED COMPENSATION

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

There were no outstanding nonqualified stock options at September 30, 2018.

During the first nine months of 2018, 1,932 shares of common stock were granted to non-employee directors under the 2014 Plan. The stock awarded to non-employee directors had a grant date fair value of $36.35 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately.

The total grant date fair value of stock vested during the first nine months of 2018 was approximately $655,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits, during the first nine months of 2018 was approximately $557,000 and includes approximately $70,000 recognized as a result of the grant of 276 shares to each non-employee director during the first quarter of 2018. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.02 during the third quarter of 2018. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.07 during the nine months ended September 30, 2018. As of September 30, 2018, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $846,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $157,000 in additional compensation expense related to unvested option awards during the remainder of 2018 and to recognize approximately $552,000 and $137,000 in additional compensation expense related to unvested option awards during the years 2019 and 2020, respectively.

The total grant date fair value of stock and stock options vested during the first nine months of 2017 was approximately $186,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits, during the first nine months of 2017 was approximately $446,000, and included approximately $70,000 recognized as a result of the grant of 614 shares to each non-employee director during the first quarter of 2017. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.02 during the third quarter 2017. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.05 during the nine months ended September 30, 2017. As of September 30, 2017, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1,501,000, which was being amortized on a straight-line basis over the remaining vesting period.

Information related to stock option activity for the nine months ended September 30, 2018 is as follows:

	Shares Under Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value*
		(per share)	(in years)
Outstanding-January 1, 2018	45,068	$10.79
Granted	-	-
Exercised	(45,005)	10.79
Cancelled/forfeited/expired	(63)	10.90
Outstanding at September 30, 2018	-	$-	-	$-

Exercisable at September 30, 2018	-	$-	-	$-

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The per share market value of our common stock, as determined by the closing price on September 28, 2018, was $65.09.

The Company had no unvested options at September 30, 2018. A summary of the status of the Company’s non-vested restricted stock as of September 30, 2018 and changes during the nine months ended September 30, 2018, is as follows:

	Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value*
Non-vested at January 1, 2018	104,150	$17.14
Granted	1,932	36.35
Canceled/forfeited/expired	-	-
Vested	(36,515)	17.93
Non-vested at September 30, 2018	69,567	$17.26

* The weighted-average grant date fair value was based on the closing price of the Company’s stock on the date of the grant.

Cash received from option exercises totaled approximately $486,000 and $122,000 during the nine months ended September 30, 2018 and September 30, 2017, respectively. The Company issued new shares upon option exercise.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$92,842	79.2	$79,736	85.3	$262,497	79.7	$244,311	87.2
Brokerage and Logistics Services revenue	24,417	20.8	13,721	14.7	66,747	20.3	35,846	12.8
Total revenues	$117,259	100.0	$93,457	100.0	$329,244	100.0	$280,157	100.0

NOTE G: TREASURY STOCK

The Company’s stock repurchase program has been extended and expanded several times, most recently in April 2017, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. During the nine months ended September 30, 2018 the Company repurchased 44,731 shares of its common stock at an aggregate cost of approximately $2.8 million under this program.

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

The Company accounts for Treasury stock using the cost method, and as of September 30, 2018, 5,598,563 shares were held in the treasury at an aggregate cost of approximately $139.4 million.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)

Net income	$9,248	$3,446	$17,924	$7,338

Basic weighted average common shares outstanding	6,034	6,326	6,120	6,368
Dilutive effect of common stock equivalents	54	47	83	45
Diluted weighted average common shares outstanding	6,088	6,373	6,203	6,413

Basic earnings per share	$1.53	$0.54	$2.93	$1.15
Diluted earnings per share	$1.52	$0.54	$2.89	$1.14

As of September 30, 2018 and September 30, 2017, there were no options outstanding to purchase shares of common stock that had an anti-dilutive effect on the computation of diluted earnings per share.

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of September 30, 2018, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of September 30, 2018, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the nine months ended September 30, 2018 and 2017, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company’s effective income tax rates were 23.4% and 38.7% for the nine months ended September 30, 2018 and 2017, respectively. Our effective tax rate for the nine months ended September 30, 2018 differs from amounts computed by applying the United States federal statutory rates to pre-tax income primarily due to state taxes and the tax benefits related to stock-based compensation.

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

At September 30, 2018, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$28,710	$28,710	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at September 30, 2018 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$187,337	$184,011

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: LONG-TERM DEBT

Long-term debt as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(in thousands)
Line of credit with a bank (1)	$18,122	-
Equipment Financing (2)	187,337	172,636
Total long-term debt	205,459	172,636
Less current maturities	(62,413)	(73,641)
Long-term debt – net of current maturities	$143,046	$98,995

(1)     Line of credit agreement with a bank provides for maximum borrowings of $40.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of LIBOR as of the first day of the month plus 1.50% (3.60% at September 30, 2018), are secured by our trade accounts receivable and mature on July 1, 2020. Monthly payments of interest are required under this agreement. Also, under the terms of the agreement the Company must maintain a debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) ratio of less than 4.00:1. The Company was in compliance with all provisions under this agreement throughout 2018.

(2)     Equipment financings consist of installment obligations for revenue equipment purchases, payable in various monthly installments with various maturity dates through July 2025, at a weighted average interest rate of 3.30% as of September 30, 2018 and are collateralized by revenue equipment.

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

NOTE M: NONCASH INVESTING AND FINANCING ACTIVITIES

The Company financed approximately $41.6 million in equipment purchases during the first nine months of 2018 utilizing noncash financing.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 79.2% and 85.3% of total revenues, excluding fuel surcharges, for the three months ended September 30, 2018 and 2017, respectively. Truckload services revenues, excluding fuel surcharges, represented 79.7% and 87.2% of total revenues, excluding fuel surcharges, for the nine months ended September 30, 2018 and 2017, respectively. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefits costs, independent broker costs (which we record as purchased transportation), insurance, maintenance and capital equipment costs.

In discussing our results of operations, we use revenue, before fuel surcharge (and fuel expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended September 30, 2018 and 2017, approximately $23.1 million and $15.4 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the nine months ended September 30, 2018 and 2017, approximately $65.8 million and $46.8 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are reported net of fuel surcharges.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	31.5	30.1	32.8	30.3
Operating supplies and expenses	1.0	5.1	1.6	5.1
Rent and purchased transportation	34.1	39.8	35.0	40.3
Depreciation	13.0	12.7	13.9	12.8
Insurance and claims	4.6	5.3	4.9	5.5
Other	3.3	2.8	3.1	2.6
(Gain) loss on sale or disposal of property	(0.1)	0.2	(0.2)	0.1
Total operating expenses	87.4	96.0	91.1	96.7
Operating income	12.6	4.0	8.9	3.3
Non-operating income	0.9	3.2	0.3	2.1
Interest expense	(1.6)	(1.1)	(1.5)	(1.1)
Income before income taxes	11.9	6.1	7.7	4.3

THREE MONTHS ENDED SEPTEMBER 30, 2018 VS. THREE MONTHS ENDED SEPTEMBER 30, 2017

During the third quarter of 2018, truckload services revenue, before fuel surcharges, increased 16.4% to $92.8 million as compared to $79.7 million during the third quarter of 2017. The increase in revenue was primarily the result of increases in the average rate per mile charged to our customers and in the average number of tractors in our fleet during the third quarter of 2018 compared to the third quarter of 2017. These increases were partially offset by a decrease in the total number of miles driven per tractor for the third quarter of 2018 compared to the third quarter of 2017.

Salaries, wages and benefits increased from 30.1% of revenues, before fuel surcharges, in the third quarter of 2017 to 31.5% of revenues, before fuel surcharges, during the third quarter of 2018. The increase relates primarily to a per mile pay increase that went into effect during the last week of December 2017. This pay increase raised the average rate per mile paid to company drivers, which increased driver pay by approximately $1.7 million for the third quarter of 2018 compared to the third quarter of 2017. In addition, the proportion of total miles driven by company drivers increased as the number of company drivers increased year-over-year. Also contributing to the increase were salaries, wages and benefits paid to regional and short haul drivers, which increased by approximately $1.5 million for the periods compared. This increase occurred as we expanded our local dedicated service offering during the third quarter of 2018.

Operating supplies and expenses decreased from 5.1% of revenues, before fuel surcharges, during the third quarter of 2017 to 1.0% of revenues, before fuel surcharges, during the third quarter of 2018. The decrease relates primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel, which was a result of increased fuel surcharge collections from customers. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that, during periods of rising fuel prices, fuel surcharge collections increase, while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner-operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner-operators for their services is reported along with their base rate of pay in the Rent and purchased transportation category. These categorizations have the effect of reducing our net operating supplies and expenses while increasing the Rent and purchased transportation category, as discussed below.

Rent and purchased transportation decreased from 39.8% of revenues, before fuel surcharges, during the third quarter of 2017 to 34.1% of revenues, before fuel surcharges, during the third quarter of 2018. The decrease was primarily due to a reduction in amounts paid for equipment leases as the scheduled expiration of our final truck operating lease occurred during the first quarter of 2018. Trucks leased under these operating leases were replaced with company owned trucks as the scheduled expirations occurred. Also contributing to the decrease was a decrease in the average number of owner-operators under contract from 648 during the third quarter of 2017 to 565 during the third quarter of 2018, partially offset by an increase in the average rate per mile, including fuel surcharges, paid to owner operators during the respective periods.

Depreciation increased from 12.7% of revenues, before fuel surcharges, during the third quarter of 2017 to 13.0% of revenues, before fuel surcharges, during the third quarter of 2018. As previously discussed, new tractors were purchased to replace tractors returned under expiring operating leases. This transition resulted in the shift of expense from the Rent and purchased transportation category to the Depreciation category as leased tractors were replaced with owned tractors. Also contributing to the increase was an increase in the cost of new trailers and an increase in the size of our trailer fleet. Depreciating a larger quantity of trailers with a higher cost over the same length of time resulted in an increase in depreciation expense during the third quarter of 2018 compared to the third quarter of 2017.

Insurance and claims decreased from 5.3% of revenues, before fuel surcharges, during the third quarter 2017 to 4.6% of revenues, before fuel surcharges, during the third quarter 2018. This decrease as a percentage of revenue, before fuel surcharges, is attributable to the interaction of the increase in revenue with the decrease in total miles driven. Miles driven generally serve as the premium basis for the majority of our insurance coverage.

Other expenses increased from 2.8% of revenues, before fuel surcharges, during the third quarter 2017 to 3.3% of revenues, before fuel surcharges, during the third quarter 2018. This increase is primarily attributable to an increase in legal fees associated with the defense of a collective-action lawsuit filed against the Company (see Note L to the condensed consolidated financial statements).

Non-operating income decreased from 3.2% of revenues, before fuel surcharges, during the third quarter of 2017 to 0.9% of revenues, before fuel surcharges, during the third quarter of 2018. This decrease resulted primarily from the adoption of ASU 2016-01. As discussed in Note B to the condensed consolidated financial statements, this standard requires that equity investments be adjusted to market value each period with current period gains and losses in value recorded in net income. Previous guidance generally required that unrealized gains and losses be reported in Accumulated Other Comprehensive Income. During the third quarter of 2017, equity investments were sold with pre-tax realized gains of approximately $2,523,000. During the third quarter of 2018, our marketable equity securities portfolio had a net unrealized pre-tax gain in market value of approximately $565,000 which was reported as Non-operating income for the period.

Interest expense increased from 1.1% of revenues, before fuel surcharges, during the third quarter 2017 to 1.6% of revenues, before fuel surcharges during the third quarter 2018. This increase is attributable to market increases in interest rates, and to increases in amounts financed by the Company for new equipment. The increase in amounts financed was driven by the replacement of trucks operated under equipment leases during the third quarter of 2017 with company owned trucks, as discussed previously, and to overall growth in the number of company owned tractors and trailers operated within our fleet.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 96.0% for the third quarter of 2017 to 87.4% for the third quarter of 2018.

NINE MONTHS ENDED SEPTEMBER 30, 2018 VS. NINE MONTHS ENDED SEPTEMBER 30, 2017

For the nine months ended September 30, 2018, truckload services revenue, before fuel surcharges, increased 7.4% to $262.5 million as compared to $244.3 million for the nine months ended September 30, 2017. The increase in revenue was primarily the result of an increase in the average rate per mile charged to our customers during the first nine months of 2018 compared to first nine months of 2017. The increase in rates was partially offset by a decrease in average miles driven per tractor for the first nine months of 2018 compared to the first nine months of 2017, due to an expansion of shorter length of haul local and regional business added during 2018.

Salaries, wages and benefits increased from 30.3% of revenues, before fuel surcharges, in the first nine months of 2017 to 32.8% of revenues, before fuel surcharges, during the first nine months of 2018. The increase relates primarily to a per mile pay increase that went into effect the last week of December 2017. This pay increase raised the average rate per mile paid to company drivers, which increased driver pay by approximately $5.1 million for the first nine months of 2018 compared to the first nine months of 2017. In addition, the proportion of total miles driven by company drivers increased as the number of company drivers increased year-over- year. Also contributing to the increase were salaries, wages and benefits paid to regional and short haul drivers, which increased by approximately $3.9 million for the periods compared. This increase occurred as we expanded our local dedicated services offering during the first nine months of 2018.

Operating supplies and expenses decreased from 5.1% of revenues, before fuel surcharges, during the first nine months of 2017 to 1.6% of revenues, before fuel surcharges, during the first nine months of 2018. The decrease relates primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel, which decreased as a result of increased fuel surcharge collections from customers. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that, during periods of rising fuel prices, fuel surcharge collections increase, while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner-operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner-operators for their services is reported along with their base rate of pay in the Rent and purchased transportation category. These categorizations have the effect of reducing our net operating supplies and expenses while increasing the Rent and purchased transportation category, as discussed below.

Rent and purchased transportation decreased from 40.3% of revenues, before fuel surcharges, during the first nine months of 2017 to 35.0% of revenues, before fuel surcharges, during the first nine months of 2018. The decrease was primarily due to a reduction in amounts paid for equipment leases as the scheduled expiration of our final truck operating lease occurred during the first quarter of 2018. Trucks leased under these operating leases were replaced with company owned trucks as the scheduled expirations occurred. Also contributing to the decrease was a decrease in the average number of owner-operators under contract from 650 during the first nine months of 2017 to 555 during the first nine months of 2018, partially offset by an increase in the average rate per mile, including fuel surcharges, paid during the respective periods.

Depreciation increased from 12.8% of revenues, before fuel surcharges, during the first nine months of 2017 to 13.9% of revenues, before fuel surcharges, during the first nine months of 2018. As discussed previously, new tractors were purchased to replace tractors returned under expiring operating leases. This transition resulted in the shift of expense from the Rent and purchased transportation classification to Depreciation as leased tractors were replaced with company owned tractors. Also contributing to the increase was an increase in the cost of new trailers and an increase in the size of our trailer fleet. Depreciating a larger quantity of trailers with a higher cost over the same length of time resulted in an increase in depreciation expense during the first nine months of 2018 compared to the first nine months of 2017.

Insurance and claims decreased from 5.5% of revenues, before fuel surcharges, during the first nine months of 2017 to 4.9% of revenues, before fuel surcharges, during the first nine months of 2018. This decrease as a percentage of revenue, before fuel surcharges, is attributable to the interaction of the increase in revenue with the decrease in total miles driven. Miles driven generally serve as the premium basis for the majority of our insurance coverage.

Other expenses increased from 2.6% of revenues, before fuel surcharges, during the first nine months of 2017 to 3.1% of revenues, before fuel surcharges, during the first nine months of 2018. This increase is primarily attributable to an increase in legal fees associated with the defense of a collective-action lawsuit filed against the Company (see Note L to the condensed consolidated financial statements).

Non-operating income decreased from 2.1% of revenues, before fuel surcharges, during the first nine months of 2017 to 0.3% of revenues, before fuel surcharges, during the first nine months of 2018. This decrease resulted primarily from the adoption of ASU 2016-01. As discussed in Note B to the condensed consolidated financial statements, this standard requires that equity investments be adjusted to market value each period with current period gains and losses in value recorded in net income. Previous guidance generally required that unrealized gains and losses be reported in Accumulated Other Comprehensive Income. During the first nine months of 2017, equity investments were sold with pre-tax realized gains of approximately $4,669,000. For the first nine months of 2018, our marketable equity securities portfolio had a net unrealized pre-tax loss in market value of approximately $312,000 which was reported as non-operating expense for the period.

Interest expense increased from 1.1% of revenues, before fuel surcharges, during the first nine months of 2017 to 1.5% of revenues, before fuel surcharges during the first nine months of 2018. This increase is attributable to market increases in interest rates, and to increases in amounts financed by the Company for new equipment. The increase in amounts financed was driven by the replacement of trucks operated under equipment leases during the third quarter of 2017 with company owned trucks, as discussed previously, and to overall growth in the number of company owned tractors and trailers operated within our fleet.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 96.7% for the first nine months of 2017 to 91.1% for the first nine months of 2018.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	4.6	4.6	4.3	4.9
Rent and purchased transportation	88.4	90.1	89.3	90.6
Other	1.1	1.1	1.0	1.0
Total operating expenses	94.1	95.8	94.6	96.5
Operating income	5.9	4.2	5.4	3.5
Non-operating income	0.5	1.5	0.1	1.1
Interest expense	(0.8)	(0.5)	(0.6)	(0.6)
Income before income taxes	5.6	5.2	4.9	4.0

THREE MONTHS ENDED SEPTEMBER 30, 2018 VS. THREE MONTHS ENDED SEPTEMBER 30, 2017

During the third quarter of 2018, logistics and brokerage services revenue, before fuel surcharges, increased 78.0% to $24.4 million as compared to $13.7 million during the third quarter of 2017. The increase relates to an increase in the number of loads and to an increase in average rates charged during the third quarter of 2018 as compared to the third quarter of 2017.

Rent and purchased transportation decreased from 90.1% of revenues, before fuel surcharges, during the third quarter of 2017 to 88.4% of revenues, before fuel surcharges, during the third quarter of 2018. The decrease resulted from a decrease in amounts paid to third party carriers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 95.8% for the third quarter of 2017 to 94.1% for the third quarter of 2018.

NINE MONTHS ENDED SEPTEMBER 30, 2018 VS. NINE MONTHS ENDED SEPTEMBER 30, 2017

During the first nine months of 2018, logistics and brokerage services revenue, before fuel surcharges, increased 86.2% to $66.7 million as compared to $35.8 million during the first nine months of 2017. The increase relates to an increase in the number of loads hauled and to an increase in average rates charged during the first nine months of 2018 as compared to the first nine months of 2017.

Salaries, wages and benefits decreased from 4.9% of revenues, before fuel surcharges, during the first nine months of 2017 to 4.3% of revenues, before fuel surcharges, during the first nine months of 2018. The decrease relates primarily to increases in brokerage revenue outpacing the increase in employee resources assigned to the logistics and brokerage division during the first nine months of 2018 as compared to the first nine months of 2017. The percentage-based decrease reflects the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, operations wages, and payroll taxes with an increase in revenues for the periods compared.

Rent and purchased transportation decreased from 90.6% of revenues, before fuel surcharges, during the first nine months of 2017 to 89.3% of revenues, before fuel surcharges, during the first nine months of 2018. The decrease resulted from a decrease in amounts paid to third party carriers.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 96.5% for the first nine months of 2017 to 94.6% for the first nine months of 2018.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED SEPTEMBER 30, 2018 VS. THREE MONTHS ENDED SEPTEMBER 30, 2017

Net income for all divisions was approximately $9.2 million, or 7.9% of revenues, before fuel surcharges for the third quarter of 2018 as compared to net income of $3.4 million, or 3.7% of revenues, before fuel surcharges for the third quarter of 2017. The increase in net income resulted in diluted earnings per share of $1.52 for the third quarter of 2018 as compared to diluted earnings per share of $0.54 for the third quarter of 2017.

NINE MONTHS ENDED SEPTEMBER 30, 2018 VS. NINE MONTHS ENDED SEPTEMBER 30, 2017

Net income for all divisions was approximately $17.9 million, or 5.4% of revenues, before fuel surcharges for the first nine months of 2018 as compared to net income of $7.3 million, or 2.6% of revenues, before fuel surcharges for the first nine months of 2017. The increase in net income resulted in diluted earnings per share of $2.89 for the first nine months of 2018 as compared to diluted earnings per share of $1.14 for the first nine months of 2017.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our lines of credit, installment notes, and our investment margin account.

During the first nine months of 2018, we generated $57.5 million in cash from operating activities. Investing activities used $40.6 million in cash in the first nine months of 2018. Financing activities used $16.9 million in cash in the first nine months of 2018.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first nine months of 2018, we utilized cash on hand, installment notes, and our lines of credit to finance purchases of revenue equipment and other assets of approximately $93.0 million.

We commonly finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 84 months. During the first nine months of 2018, the Company’s subsidiary, P.A.M. Transport, Inc., entered into installment obligations totaling approximately $76.7 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments.

During the remainder of 2018, we expect to purchase approximately 260 new trucks and 500 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $32.9 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future.

During the first nine months of 2018, we maintained a $40.0 million revolving line of credit. Amounts outstanding under the line of credit bear interest at LIBOR (determined as of the first day of each month) plus 1.50% (3.60% at September 30, 2018), are secured by our accounts receivable and mature on July 1, 2020. At September 30, 2018 outstanding advances on the line of credit were approximately $18.8 million, including approximately $0.7 million in letters of credit, with availability to borrow $21.2 million.

Trade accounts receivable increased from $59.1 million at December 31, 2017 to $75.8 million at September 30, 2018. The increase relates to a 35% increase in freight revenues, which flow through the accounts receivable account, during September 2018 as compared to December 2017.

Other accounts receivable increased from $3.0 million at December 31, 2017 to $4.1 million at September 30, 2018 primarily due to increases in amounts owed by owner-operators and third party carriers for payment advances not charged at the end of the periods compared. Outstanding payment advances fluctuate depending on the timing of settlement dates compared to the end of the period and to the volume of freight transported by these methods in each period.

Prepaid expenses and deposits decreased from $10.1 million at December 31, 2017 to $9.1 million at September 30, 2018. The decrease relates to the normal amortization of items prepaid as of December 31, 2017, partially offset by the annual prepayment of insurance premiums for various policies that renew on September 1st each year. Insurance prepayments will be amortized over the life of the insurance policies, which is generally September 2018 to August 2019.

Marketable equity securities increased from $26.7 million at December 31, 2017 to $28.7 million at September 30, 2018. The $2.0 million increase was due to the purchase of marketable equity securities with a combined market value of approximately $2.3 million offset by a net decline in market value of approximately $0.3 million during the first nine months of 2018.

Accounts payable increased from $19.6 million at December 31, 2017 to $42.1 million at September 30, 2018. This increase was primarily attributable to an increase in accrued revenue equipment purchases from $2.9 million at December 31, 2017 to $13.7 million at September 30, 2018 and to increases in direct expenses such as fuel, purchased transportation and insurance that increase in direct correlation to increases in miles and revenue.

Long-term debt and current maturities of long term-debt are reviewed on an aggregate basis, as the classification of amounts in each category are typically affected merely by the passage of time. Long-term debt and current maturities of long-term debt, on an aggregate basis, increased from $172.6 million at December 31, 2017 to $205.5 million at September 30, 2018. The increase was primarily related to the addition of $76.7 million in equipment installments notes, partially offset by note payments made during the first nine months of 2018.

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

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities increased to $28.7 million at September 30, 2018 from $26.7 million at December 31, 2017. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $2.9 million. For additional information with respect to the marketable equity securities, see Note D to our condensed consolidated financial statements.

Interest Rate Risk

Our line of credit bears interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are affected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $18.1 million of variable rate debt was outstanding, a hypothetical 100 basis point increase in LIBOR for a one year period would result in approximately $1.8 million of additional interest expense.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table summarizes the Company’s common stock repurchases during the third quarter of 2018 made pursuant to the stock repurchase program. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser”.

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)

July 1-31, 2018	--	--	--	388,684
August 1-31, 2018	36,000	$62.00	36,000	352,684
September 1-30, 2018	7,731	62.99	7,731	344,953
Total	43,731	$62.17	43,731

(1)	The Company’s stock repurchase program does not have an expiration date.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on May 15, 2002.)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on December 11, 2007.)
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

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: November 02, 2018	By: /s/ Daniel H. Cushman
Daniel H. Cushman
President and Chief Executive Officer
(principal executive officer)

Dated: November 02, 2018	By: /s/ Allen W. West
Allen W. West
Vice President-Finance, Chief Financial
Officer, Secretary and Treasurer
(principal accounting and financial officer)