Form 10-K
period 2018-12-31
PAM TRANSPORTATION SERVICES INC
filed 2019-03-12
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2018

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

Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☑ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐      No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant computed by reference to the average of the closing bid and ask prices of the common stock as of the last business day of the registrant's most recently completed second quarter was $95,927,799. Solely for the purposes of this response, the registrant has assumed, without admitting for any purpose, that all executive officers and directors of the registrant, and no other persons, are the affiliates of the registrant at that date.

The number of shares outstanding of the registrant’s common stock, as of February 22, 2019: 5,916,910 shares of $.01 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 24, 2019, are incorporated by reference in Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission of the Registrant’s fiscal year ended December 31, 2018.

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

P.A.M. TRANSPORTATION SERVICES, INC.

FORM 10-K

For the fiscal year ended December 31, 2018.

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

Operations

Our operations can generally be classified into truckload services or brokerage and logistics services. This designation is based primarily on the ownership of the asset that performed the freight transportation service. Truckload services are performed by Company divisions that generally utilize Company owned trucks, long-term contractors, or single-trip contractors to transport loads of freight for customers, while brokerage and logistics services coordinate or facilitate the transport of loads of freight for customers and generally involve the utilization of single-trip contractors. Both our truckload operations and our brokerage and logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. Truckload services operating revenues, before fuel surcharges, represented 80.0%, 86.3% and 88.4% of total operating revenues for the years ended December 31, 2018, 2017 and 2016, respectively. The remaining operating revenues, before fuel surcharge for the same periods were generated by brokerage and logistics services, representing 20.0%, 13.7% and 11.6%, respectively.

Approximately 57% of the Company's revenues are derived from domestic shipments while approximately 43% of our revenues are derived from freight originating from or destined to locations in Mexico or Canada.

Business and Growth Strategy

Our strategy focuses on the following elements:

Providing a Full Suite of Complimentary Truckload Transportation Solutions. Our objective is to provide our customers with a comprehensive solution to their truckload transportation needs. Our array of asset-based service offerings consist of dedicated, expedited, automotive, local, regional, and long-haul truckload services. Our brokerage and logistics solutions offer similar services, but utilize third party equipment to expand available capacity. Our area of service includes the continental United States, Mexico and to a lesser degree Canada.

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

Providing Superior and Flexible Customer Service. We strive to provide a very high level of service to our customers, thus creating a level of satisfaction, value and loyalty within our customer base. We closely monitor each shipment for compliance regarding scheduled pickup, delivery and transit times, service levels and customer specific expectations. We provide verbal and electronic updates through various forums to customers to allow visibility of their products as they progress through the transport process.

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

Industry

According to the American Trucking Association’s “American Trucking Trends 2018” report, the trucking industry transported approximately 70% of the total volume of freight transported in the United States during 2017, which equates to 10.8 billion tons and over $700 billion in revenue. The truckload industry is highly fragmented and is impacted by several economic and business factors, many of which are beyond the control of individual carriers. The state of the economy, coupled with equipment capacity levels, can impact freight rates. Volatility of various operating expenses, such as fuel and insurance, make the predictability of profit levels uncertain. Availability, attraction, retention and compensation of drivers also affect operating costs, as well as equipment utilization. In addition, the capital requirements for equipment, coupled with potential uncertainty of used equipment values, impact the ability of many carriers to expand their operations.

The current operating environment is characterized by the following:

•	Competition for drivers;

•	Competition for freight;

•	Price increases by truck and trailer equipment manufacturers;

•	Volatile fuel costs; and

•	Pressure on less profitable or undercapitalized carriers to consolidate or exit the industry.

Competition

The trucking industry is highly competitive and includes thousands of carriers, none of which dominates the market in which the Company operates. The Company's market share is less than 1%, and we compete primarily with other route medium- to long-haul truckload carriers, with private carriage conducted by our existing and potential customers, and, to a lesser extent, with the railroads. We compete on the basis of quality of service and delivery performance, as well as price. Many of the long-haul truckload carriers have substantially greater financial resources, own more equipment or carry a larger total volume of freight as compared to the Company.

Marketing and Significant Customers

Our marketing emphasis is directed to that portion of the truckload market which is generally service-sensitive, as opposed to being solely price driven. We seek to become a “core carrier” for our customers in order to maintain high utilization and capitalize on recurring revenue opportunities. Our marketing efforts are diversified and designed to gain access to dedicated, expedited, regional, automotive, and long-haul opportunities (including those in Mexico and Canada) and to expand brokerage and logistics offerings.

Our sales efforts are conducted by a staff of ten employees who are located in our major markets and supervised from our headquarters. These individuals work to improve profitability by maintaining an even flow of freight traffic (taking into account the balance between originations and destinations in a given geographical area), high utilization, and minimizing movement of empty equipment.

Our five largest customers, for which we provide carrier services covering a number of geographic locations, accounted for approximately 42%, 41% and 43% of our total revenues in 2018, 2017 and 2016, respectively. Fiat Chrysler Automobiles accounted for approximately 16%, 10% and 9% of our revenues in 2018, 2017 and 2016, respectively. General Motors Company accounted for approximately 13%, 18% and 18% of our revenues in 2018, 2017 and 2016, respectively. Ford Motor Company accounted for approximately 8%, 9% and 10% of our revenues in 2018, 2017 and 2016, respectively.

We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. Approximately 46%, 46% and 45% of our revenues were derived from transportation services provided to the automobile industry during 2018, 2017 and 2016, respectively.

Revenue Equipment

At December 31, 2018, we operated a fleet of 2,031 trucks, which included 597 independent contractor trucks. At December 31, 2018, our trailer fleet consisted of 6,397 trailers. Our company-owned trucks and leased trucks are late model, well-maintained, premium trucks, which we believe help to attract and retain drivers, maximize fuel efficiency, promote safe operations, minimize maintenance and repair costs, and improve customer service by minimizing service interruptions caused by breakdowns. The average age of our trucks and trailers as of December 31, 2018 was 1.20 years and 3.54 years respectively. We evaluate our equipment purchasing decisions based on factors such as initial cost, useful life, warranty terms, expected maintenance costs, fuel economy, driver comfort, customer needs, manufacturer support, and resale value.

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

Technology

Our trucks are equipped with cellular-based global positioning and communications systems that allows fleet managers to communicate directly with drivers. Drivers provide location, status, and informational updates directly to our computer system which increases productivity, convenience, and customer visibility. This system provides information that allows us to calculate accurate estimated time of arrival information, which helps to optimize planning and customer service levels.

Our information systems manage the data provided by our on-board devices to update system information regarding the location and load status of our trucks, which permits us to better manage customer delivery schedules, respond to customer inquiries, and perform optimized equipment to load matching, among various other planning and support functions. In many instances, our systems also directly provide real-time information electronically to our customers regarding the status of freight shipments and anticipated arrival times, adding flexibility and convenience by extending supply chain visibility.

Maintenance

We have a strictly-enforced, comprehensive preventive maintenance program for our trucks and trailers. Inspections and various levels of preventive maintenance are performed at set intervals on both trucks and trailers. A maintenance and safety inspection is performed on all vehicles each time they return to a terminal.

Our trucks carry full warranty coverage for at least three years or 375,000 miles. Extended truck warranties are often negotiated with the truck manufacturers and manufacturers of major components, such as engine, transmission, and differential manufacturers, for up to five years or 575,000 miles. Our trailers carry full warranties by the manufacturer for up to seven years with certain components covered for up to ten years.

Employees

At December 31, 2018, we employed 2,748 persons, of whom 2,067 were drivers, 159 were employed in maintenance, 282 were employed in operations, 45 were employed in marketing, 132 were employed in safety and personnel, and 63 were employed in general administration and accounting. A total of 2,730 of our employees were employed on a full-time basis as of December 31, 2018. None of our employees are represented by a collective bargaining unit, and we believe that our employee relations are good.

Drivers

At December 31, 2018, we utilized 2,067 company drivers in our operations. We also had 677 drivers for independent contractors under contract who were compensated on a per mile basis. Our drivers are compensated on the basis of calculated miles driven, loading and unloading, extra stops, and layovers in transit. Drivers can earn bonuses by recruiting other qualified drivers who become employed by us, and both cash and non-cash prizes are awarded for achieving certain safety and miles-per-gallon goals. All of our drivers are recruited, screened, and drug tested and participate in our driver training program. Our driver training program stresses the importance of safety and reliable, on-time delivery. Drivers are required to report to their driver managers daily and at the earliest possible moment when any condition occurs en route that might delay their scheduled delivery time.

We contract with independent contractors to supply one or more trucks and drivers for our use. Independent contractors must pay their own truck expenses, fuel, maintenance, insurance, and driver costs. They must meet and operate within our guidelines with respect to safety. We have a lease-purchase program whereby we offer independent contractors the opportunity to lease a truck, with the option to purchase the truck at the end of the lease term. We believe our lease-purchase program has contributed to our ability to attract and retain independent contractors. At December 31, 2018, approximately 359 independent contractors were leasing 475 trucks in this program.

In addition to strict application screening and drug testing, before being permitted to operate a vehicle, our drivers must undergo classroom instruction on our policies and procedures, safety techniques as taught by the Smith System of Defensive Driving, and the proper operation of equipment, and must pass both written and road tests. Instruction in defensive driving and safety techniques continues after hiring, with seminars at several of our terminals. At December 31, 2018, we employed 110 persons on a full-time basis in our driver recruiting, training and safety instruction programs.

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

In December 2014, the Consolidated and Further Continuing Appropriations Act of 2015 suspended enforcement of the requirements for use of the 34 hour restart that became effective in July 2013 and replaced them with the previous restart rules that were in effect on June 30, 2013 pending the completion of the Commercial Vehicle Driver Restart Study which is designed to measure and compare the fatigue and safety performance of truck drivers using the two different versions of the HOS restart provisions. As of December 31, 2018, the study has been completed, but the findings have not been publicly disclosed.

In July 2012, Congress passed legislation renewing the mandate for electronic logging devices and designated authority to the FMCSA to propose a new rule. In December 2015, the FMCSA amended the Federal Motor Carrier Safety Regulations to establish minimum performance and design standards for HOS electronic logging devices (“ELDs”), requirements for the mandatory use of these devices by drivers currently required to prepare HOS records of duty status, requirements concerning HOS supporting documents, and measures to address concerns about harassment resulting from the mandatory use of ELDs. In May 2018 the FMCSA released a notice that they would allow a motor carrier that installed and required its drivers to use an Automatic on Board Recording Device (“AOBRD”) before December 18, 2017 and who uses registered ELD capable devices that run compliant AOBRD software to continue to do so until December 16, 2019. The Company was an early adopter of ELD capable devices, requiring the devices to be installed on its entire fleet and requiring its drivers to use AOBRD’s since 2010. These rulings affect the majority of carriers, including us. We do not anticipate a material impact to our profitability as a result of implementation of existing rules; however, we believe that enforcement of these rules on non-compliant carriers may present challenges for them and may improve our competitive position.

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

The Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration (“NHTSA”) jointly developed new standards for various vehicles, including heavy duty trucks, that were adopted in August 2011 and cover model years 2014 through 2018. The standard adopted for heavy duty trucks was intended to achieve a reduction in CO2 and fuel consumption ranging from 7% to 20% by model year 2017. In August 2016, the EPA and NHTSA finalized the second phase of these standards which will further reduce GHG emissions and fuel consumption for heavy duty trucks through model year 2027. In addition, the state of California has adopted its own fuel efficiency regulations that include the use of special aerodynamic equipment for trucks and 53 foot trailers traveling through the state. Compliance with these federal and state requirements has increased the cost of our equipment and may further increase the cost of replacement equipment in the future.

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

A significant portion of our revenue is generated from our major customers. For 2018, our top five customers, based on revenue, accounted for approximately 42% of our revenue, and our three largest customers, Fiat Chrysler Automobiles, General Motors Company, and Ford Motor Company, accounted for approximately 16%, 13% and 8% of our revenue, respectively. We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. As a result, the concentration of our business within the automobile industry is greater than the concentration in a single customer. Approximately 46% of our revenues for 2018 were derived from transportation services provided to the automobile industry.

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

The transportation industry often experiences significant difficulty in attracting and retaining qualified drivers and independent contractors. This shortage is exacerbated by several factors, including demand from competing industries, such as manufacturing, construction and farming, demand from other transportation companies, and the impact of regulations, including CSA and hours of service rules. Economic conditions affecting operating costs such as fuel, insurance, equipment and maintenance costs can negatively impact the number of qualified independent contractors available to us. We have from time to time experienced under-utilization and increased expenses due to a shortage of qualified drivers. If we are unable to attract drivers or contract with independent contractors when needed, we could be required to further adjust our driver compensation packages, increase driver recruiting efforts, or let trucks sit idle, any of which could adversely affect our growth and profitability.

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

Our operations are authorized and regulated by various federal and state agencies in the United States, Mexico and Canada, that generally govern such activities as authorization to engage in motor carrier operations, safety, and financial reporting. Specific standards and regulations such as equipment dimensions, engine emissions, maintenance, drivers’ hours of service, drug and alcohol testing, and hazardous materials are regulated by the Department of Transportation, Federal Motor Carrier Safety Administration, the Environmental Protection Agency and various other state and federal agencies. We may become subject to new or more restrictive regulations imposed by these authorities which could significantly impair equipment and driver productivity and increase operating expenses.

The FMCSA administers carrier safety compliance and enforcement through its CSA program that became effective in December 2010. The program places carriers in peer groups and assigns each carrier a relative ranking compared to their peers in various categories. Carriers that exceed allowable thresholds in a particular category are placed in “intervention” status by the FMCSA until the score improves to a level below the threshold. If future roadside inspections or crashes were to result in the Company being placed in intervention status, we may incur additional operating costs to improve our safety program in deficient categories, experience increased roadside inspections, or have onsite visits by the FMCSA. If the intervention category is not remedied, it could affect our ability to attract and retain drivers and customers as they seek competitive carriers with scores below intervention thresholds. In addition, the CSA program could increase competition and related compensation and recruitment costs for drivers and independent contractors by reducing the pool of qualified drivers if existing drivers exit the profession, become disqualified due to low scores or as carriers focus recruiting efforts on drivers with the best relative safety scores.

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

As we continue to grow our business in Mexico, we are subject to greater risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of Mexico, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and U.S. export and import laws, and social, political, and economic instability. We also face additional risks associated with our Mexico business, including potential restrictive trade policies and imposition of any import or export taxes, duties, fees, etc. If we are unable to address business concerns related to our international operations in a timely and cost efficient manner, our financial position, results of operations or cash flows could be adversely affected. The agreement permitting cross-border movements for both United States and Mexican based carriers in the United States and Mexico presents additional risks in the form of potential increased competition and the potential for increased congestion in our lanes that cross the border between countries.

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

Our productivity may decrease during the winter season when severe winter weather impedes operations. Also, some shippers may reduce their shipments after the winter holiday season. At the same time, operating expenses may increase and fuel efficiency may decline due to engine idling during periods of inclement weather. Harsh weather conditions generally also result in higher accident frequency, increased freight claims, and higher equipment repair expenditures. In addition, automobile plants for which we transport a large amount of freight typically undergo scheduled shutdowns in July and December, which reduces the volume of automotive freight we ship during these plant shutdowns.

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

While we are not aware of a breach that has resulted in lost productivity or exposure of sensitive information to date, we are aware that our systems are targeted by various viruses and cyber-attacks and expect these efforts to continue. Our systems and those of our technology and communications providers are vulnerable to interruptions caused by natural disasters, power loss, telecommunication and internet failures, cyber-attack, and other events beyond our control. Accordingly, information security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us and we maintain information security processes and policies to protect our systems and data from cyber security events and threats.

Although we have processes, policies and procedures in place and our information systems are protected through physical and software security as well as redundant backup systems, they remain susceptible to cyber security risks. Some of our software systems are utilized by third parties who provide outsourced processing services which may increase the risk of a cyber-security incident.

A successful cyber-attack or catastrophic natural disaster could significantly affect our operating and financial systems and could temporarily disrupt our ability to provide required services to our customers, impact our ability to manage our operations and perform vital financial processes, any of which could have a materially adverse effect on our business. In addition, regulatory and enforcement focus on data protection in the U.S., and failure to comply with applicable U.S. data protection regulations or other data protection standards may expose us to litigation, fines, sanctions or other penalties, which could harm our reputation and adversely impact our business, results of operations and financial condition.

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

Matthew T. Moroun, the Chairman of our Board of Directors, and a trust of which Mr. Moroun is a co-trustee together own approximately 65.6% of our outstanding common stock. As a result, Mr. Moroun has the power to:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices and primary terminal facilities, which we own, are located in Tontitown, Arkansas. These facilities are located on approximately 46.1 acres and consist of 153,420 square feet of office space and maintenance and storage facilities.

Our subsidiaries lease facilities in Indianapolis, Indiana; Romulus, Michigan; Tahlequah, Oklahoma; Memphis, Tennessee, and Monterrey, Mexico. Our terminal facilities in North Little Rock, Arkansas; North Jackson, Ohio; Willard, Ohio; and Irving and Laredo, Texas are owned. The leased facilities are leased primarily on contractual terms typically ranging from one to five years and have provisions for early cancellation if we so choose. As of December 31, 2018, the following table provides a summary of the ownership and types of activities conducted at each location:

Location	Own/ Lease	Dispatch Office	Maintenance Facility	Safety Training
Tontitown, Arkansas	Own	Yes	Yes	Yes
North Little Rock, Arkansas	Own	No	Yes	Yes
Indianapolis, Indiana	Lease	No	Yes	No
Romulus, Michigan	Lease	No	Yes	No
North Jackson, Ohio	Own	Yes	Yes	Yes
Willard, Ohio	Own	Yes	Yes	No
Tahlequah, Oklahoma	Lease	No	No	No
Memphis, Tennessee	Lease	No	Yes	No
Irving, Texas	Own	Yes	Yes	Yes
Laredo, Texas	Own	Yes	Yes	Yes
Monterrey, Mexico	Lease	No	No	No

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

We are a defendant in a collective-action lawsuit which was re-filed on December 9, 2016, in the United States District Court for the Western District of Arkansas. The plaintiffs, who are former drivers who worked for the Company during the period of December 6, 2013, through the date of the filing, allege violations under the Fair Labor Standards Act and the Arkansas Minimum Wage Law. The plaintiffs, through their attorneys, have filed causes of action alleging “Failure to pay minimum wage during orientation, failure to pay minimum wage to team drivers after initial orientation, failure to pay minimum wage to solo-drivers after initial orientation, failure to pay for compensable travel time, Comdata card fees, unlawful deductions, and breach of contract.” The plaintiffs are seeking actual and liquidated damages to include court costs and legal fees. The related litigation is ongoing and we cannot reasonably estimate, at this time, the possible loss or range of loss, if any, that may arise from this lawsuit. Management has determined that any losses under this claim will not be covered by existing insurance policies.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Market under the symbol PTSI. As of February 22, 2019, there were approximately 74 holders of record of our common stock.

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

Repurchases of Equity Securities by the Issuer

The Company’s stock repurchase program has been extended and expanded several times, most recently in April 2017, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. Since the reauthorization, the Company has repurchased 212,070 shares of its common stock under this repurchase program.

In addition, the Company has repurchased 185,597 shares, 143,859 shares and 567,413 shares during 2018, 2017 and 2016, respectively, through publicly announced Dutch auction tender offers. See “Item 8. Financial Statements and Supplementary Data, Note 9 to the Consolidated Financial Statements – Capital Stock” for additional information regarding these tender offers.

The following table summarizes the Company’s common stock repurchases during the fourth quarter of 2018. No shares were purchased during the quarter other than through the repurchase program described above, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser.”

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
October 1-31, 2018	42,266	$59.36	42,266	302,687
November 1-30, 2018	1,704	58.88	1,704	300,983
December 1-31, 2018	13,053	38.94	13,053	287,930
Total	57,023	$54.67	57,023

(1)	The Company’s stock repurchase program does not have an expiration date.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for a presentation of compensation plans under which equity securities of the Company are authorized for issuance.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of the NASDAQ OMX Index for the NASDAQ Stock Market (U.S. companies) and the NASDAQ OMX Index for the NASDAQ Trucking and Transportation Stocks for the period of five years commencing December 31, 2013 and ending December 31, 2018. The graph assumes that the value of the investment in our common stock and in each index was $100 on December 31, 2013 and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG OUR COMMON STOCK,

THE NASDAQ OMX INDEX FOR THE NASDAQ STOCK MARKET (U.S. COMPANIES)

AND THE NASDAQ TRUCKING AND TRANSPORTATION STOCKS INDEX THROUGH DECEMBER 31, 2018

$300
$250
$200
$150
$100
$50
$0

	2013	2014	2015	2016	2017	2018
PTSI	$100.00	$250.19	$133.16	$125.39	$166.17	$190.20
Nasdaq Stock Market U.S.	$100.00	$112.46	$113.00	$127.70	$155.01	$146.57
Nasdaq Trucking & Transportation Stocks	$100.00	$121.41	$93.55	$120.89	$154.19	$140.25

PTSI   Nasdaq Stock Market U.S.   Nasdaq Trucking & Transportation Stocks

Item 6. Selected Financial Data.

The following selected financial and operating data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Report.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Statement of Operations Data:
Operating revenues:
Operating revenues, before fuel surcharge	$445,855	$373,523	$382,737	$355,403	$316,584
Fuel surcharge	87,406	64,315	50,115	61,647	94,353
Total operating revenues	533,261	437,838	432,852	417,050	410,937

Operating expenses:
Salaries, wages and benefits	119,819	102,227	112,235	105,943	108,371
Operating supplies and expenses	93,130	79,505	82,993	89,878	126,875
Rent and purchased transportation	201,455	174,477	158,298	134,188	90,831
Depreciation	49,387	42,274	39,114	32,346	36,296
Insurance and claims	17,191	17,484	16,632	15,315	20,274
Other	11,983	9,249	8,352	8,904	9,871
Gain on sale or disposal of property	(1,306)	(58)	(4,700)	(5,754)	(4,591)
Total operating expenses	491,659	425,158	412,924	380,820	387,927
Operating income	41,602	12,680	19,928	36,230	23,010
Non-operating (expense) income	(4,016)	5,853	1,485	1,516	2,099
Interest expense	(6,245)	(3,902)	(3,641)	(2,818)	(2,897)
Income before income taxes	31,341	14,631	17,772	34,928	22,212
Income tax (benefit) expense	7,347	(24,268)	6,671	13,492	8,721
Net income	$23,994	$38,899	$11,101	$21,436	$13,491

Earnings per common share:
Basic	$3.94	$6.14	$1.68	$2.94	$1.69
Diluted	$3.90	$6.08	$1.67	$2.93	$1.68

Average common shares outstanding – Basic	6,083	6,331	6,627	7,288	7,990
Average common shares outstanding – Diluted (1)	6,159	6,398	6,649	7,325	8,034

Cash dividends declared per common share	$-	$-	$-	$-	$-

(1)

Diluted income per share for 2018, 2017, 2016, 2015, and 2014 assumes the exercise/vesting of stock to purchase an aggregate of 25,516, 50,177, 39,093, 44,755, and 71,990 shares of common stock, respectively.

	At December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:	(in thousands)
Total assets	$466,066	$392,185	$380,066	$357,995	$324,605
Long-term debt, excluding current portion	157,315	98,995	124,391	99,223	52,293
Stockholders' equity	139,447	127,604	94,158	101,554	99,985

	Year Ended December 31,
	2018		2017		2016		2015		2014
Operating Data:
Operating ratio (1)	90.7%		96.6%		94.8%		89.8%		92.7%
Average number of truckloads per week	8,420		7,134		6,827		6,388		5,674
Average miles per trip	521		635		684		673		729
Total miles traveled (in thousands)	222,738		229,392		237,266		218,418		209,990
Average miles per truck	117,169		125,009		125,471		119,419		117,868
Average revenue, before fuel surcharge per truck per day	$923		$805		$797		$765		$700
Average revenue, before fuel surcharge per loaded mile	$.71		$1.51		$1.53		$1.53		$1.50
Empty mile factor	6.3%		6.8%		6.8%		6.8%		6.8%

At end of period:
Total company-owned/leased trucks	2,031	(2)	1,721	(3)	1,855	(4)	1,860	(5)	1,761	(6)
Average age of company-owned trucks (in years)	1.20		1.49		1.49		1.32		1.58
Total company-owned/leased trailers	6,397	(7)	5,795	(8)	5,699	(9)	4,983	(10)	4,919	(11)
Average age of company-owned trailers (in years)	3.54		3.38		2.71		3.47		5.19
Number of employees and independent contract drivers	3,345		2,969		3,216		3,049		2,911

(1)	Total operating expenses, net of fuel surcharge as a percentage of operating revenues, before fuel surcharge;
(2)

Includes 597 independent contractor trucks; (3) Includes 560 independent contractor trucks; (4) Includes 578 independent contractor trucks; (5) Includes 482 independent contractor trucks; (6) Includes 325 independent contractor trucks; (7) Includes 43 leased trailers; (8) Includes zero leased trailers; (9) Includes 232 leased trailers;

(10)	Includes 80 leased trailers; (11) Includes 141 leased trailers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

The Company's administrative headquarters are in Tontitown, Arkansas. From this location we manage operations conducted through our wholly owned subsidiaries based in various locations around the United States, Mexico, and Canada. The operations of these subsidiaries can generally be classified into either truckload services or brokerage and logistics services. This designation is based primarily on the ownership of the asset that performed the freight transportation service. Truckload services are performed by Company divisions that generally utilize Company owned trucks, long-term contractors, or single-trip contractors to transport loads of freight for customers, while brokerage and logistics services coordinate or facilitate the transport of loads of freight for customers and generally involve the utilization of single-trip contractors. Both our truckload operations and our brokerage/logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. All of the Company's operations are in the motor carrier segment.

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 80.0%, 86.3% and 88.4% of total revenues, excluding fuel surcharges for the twelve months ended December 31, 2018, 2017 and 2016, respectively.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge (and operating supplies and expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During 2018, 2017 and 2016, approximately $87.4 million, $64.3 million and $50.1 million, respectively, of the Company's total revenue was generated from fuel surcharges. We also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Results of Operations - Truckload Services

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Operating supplies and expenses are shown net of fuel surcharges.

	Years Ended December 31,
	2018	2017	2016
Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefit	32.4	30.9	32.6
Operating supplies and expenses, net of fuel surcharge	1.5	4.7	9.7
Rent and purchased transportation	34.4	39.9	34.7
Depreciation	13.7	13.1	11.5
Insurance and claims	4.8	5.4	4.9
Other	3.0	2.7	2.4
Gain on sale or disposal of property	(0.1)	(0.0)	(1.4)
Total operating expenses	89.7	96.7	94.4
Operating income	10.3	3.3	5.6
Non-operating (expense) income	(1.0)	1.7	0.4
Interest expense	(1.6)	(1.1)	(1.0)
Income before income taxes	7.7%	3.9%	5.0%

2018 Compared to 2017

For the year ended December 31, 2018, truckload services revenue, before fuel surcharges, increased 10.6% to $356.6 million as compared to $322.4 million for the year ended December 31, 2017. The increase relates primarily to a 13.3% increase in our rate per loaded mile, from $1.51 for the year ended December 31, 2017 to $1.71 for the year ended December 31, 2018, and to an increase in the average number of trucks in service from 1,835 during 2017 to 1,901 during 2018. These increases were partially offset by a decrease in the average number of miles travelled per day by our trucks in 2018 compared to 2017, which was a result of a decrease in the average length of haul of shipments offered by our customers.

Salaries, wages and benefits increased from 30.9% of revenues, before fuel surcharges, during 2017 to 32.4% of revenues, before fuel surcharges, during 2018. The increase relates primarily to an increase in company driver wages paid during 2018 compared to 2017. The increase in driver wages relates primarily to a per mile pay increase that went into effect during the last week of December 2017, and to route specific raises that were phased in throughout 2018. These per mile pay increases raised the average rate per mile paid to company drivers, which increased driver pay by approximately $7.4 million for 2018 compared to 2017. In addition, the proportion of total miles driven by company drivers increased as the number of company drivers increased year-over-year. Also contributing to the increase were salaries, wages and benefits paid to regional and short haul drivers, which increased by approximately $5.1 million for the periods compared. This increase occurred as we expanded our regional dedicated service offerings during 2018.

Operating supplies and expenses decreased from 4.7% of revenues, before fuel surcharges, during 2017 to 1.5% of revenues, before fuel surcharges, during 2018. The decrease relates primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel, which was a result of increased fuel surcharge collections from customers. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that, during periods of rising fuel prices, fuel surcharge collections increase, while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner-operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner-operators for their services is reported along with their base rate of pay in the Rent and purchased transportation category. These categorizations have the effect of reducing our net operating supplies and expenses while increasing the Rent and purchased transportation category, as discussed below.

Rent and purchased transportation decreased from 39.9% of revenues, before fuel surcharges, during 2017 to 34.4% of revenues, before fuel surcharges, during 2018. The decrease was primarily due to a reduction in amounts paid for equipment leases during 2018 compared to 2017, as the scheduled expiration of our final truck operating lease occurred during the first quarter of 2018. Trucks leased under these operating leases were replaced with company owned trucks as the scheduled expirations occurred. Also contributing to the decrease was a decrease in the average number of owner-operators under contract from 634 during 2017 to 574 during 2018, partially offset by an increase in the average rate per mile, including fuel surcharges, paid to owner operators during the respective periods.

Depreciation increased from 13.1% of revenues, before fuel surcharges, during 2017 to 13.7% of revenues, before fuel surcharges, during 2018. This increase is primarily the result of an increase in the average number of trucks and trailers owned by the company. As previously discussed, new trucks were purchased to replace trucks returned under expiring operating leases. This transition resulted in a shift in expense from the Rent and purchased transportation category to the Depreciation category as leased trucks were replaced with owned trucks. During 2018, the average number of company owned trucks and trailers increased by 305 and 597, respectively, compared to 2017. The Company uses a three-year and seven-year equipment replacement cycle for trucks and trailers, respectively, and the cost of new trucks and trailers have increased significantly over the previous three-year and seven-year periods. Depreciating higher cost equipment over the same length of time will result in an increase in depreciation expense during the respective period.

Insurance and claims decreased from 5.4% of revenues, before fuel surcharges, during 2017 to 4.8% of revenues, before fuel surcharges, during 2018. This decrease primarily resulted from a decision to become self-insured for property damage on company owned trucks commencing on September 1, 2018. During 2017, the Company paid for property damage coverage for company owned trucks through a third party insurance carrier for the entire year. This coverage was in place through August 31, 2018, when the Company dropped insurance coverage and became self-insured. Also contributing to the decrease as a percentage of revenue, before fuel surcharges, is the interaction of the increase in revenue with the decrease in total miles driven. Miles driven generally serve as the premium basis for the majority of our insurance coverage.

Non-operating income decreased from 1.7% of revenues, before fuel surcharges, during 2017 to a loss of 1.0% of revenue, before fuel surcharges, during 2018. This decrease resulted primarily from the adoption of ASU 2016-01 on January 1, 2018. As discussed in Note 4 to the consolidated financial statements, this standard requires that equity investments be adjusted to market value each period with current period gains and losses in value recorded in net income. Previous guidance generally required that unrealized gains and losses be reported on our consolidated balance sheets in Accumulated Other Comprehensive Income. During 2017, equity investments were sold with pre-tax realized gains of approximately $4,735,000. During 2018, equity investments were sold with pre-tax realized gains of approximately $375,000. In addition, our marketable securities portfolio had net unrealized pre-tax losses in market value of approximately $5,763,000, which was reported as Non-operating expense for 2018.

Interest expense increased from 1.1% of revenues, before fuel surcharges, during 2017 to 1.6% of revenues, before fuel surcharges, during 2018. This increase is attributable to market increases in interest rates, and to increases in amounts financed by the Company for new equipment. The increase in amounts financed was the result of the replacement of trucks operated under equipment leases during 2017 with company owned trucks, as discussed previously, and to overall growth in the number of company owned trucks and trailers operated within our fleet.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 96.7% for 2017 to 89.7% for 2018.

2017 Compared to 2016

For the year ended December 31, 2017, truckload services revenue, before fuel surcharges, decreased 4.7% to $322.4 million as compared to $338.3 million for the year ended December 31, 2016. The decrease related primarily to a decrease in the number of miles traveled and a decrease in the average revenue per mile. The number of miles traveled decreased from 237.3 million miles during 2016 to 229.4 million miles during 2017, primarily as a result of a decrease in the average number of trucks in service, which decreased from 1,891 during 2016 to 1,835 during 2017.

Salaries, wages and benefits decreased from 32.6% of revenues, before fuel surcharges, during 2016 to 30.9% of revenues, before fuel surcharges, during 2017. The decrease related primarily to a decrease in company driver wages paid during 2017 compared to 2016. Our driver pool consists of both company drivers and third-party owner-operator drivers. Company drivers are employees of the Company and perform services in company-owned equipment while owner-operator drivers provide services, under contract, using their own equipment. While each group is generally compensated on a per-mile basis, owner-operator payments are classified in the Company’s financial statements under Rent and purchased transportation. The decrease in Salaries, wages and benefits primarily resulted from a decrease in the overall number of miles driven and to the proportion of total miles driven by company drivers during 2017 compared to 2016. Also contributing to the decrease was a decrease in group health insurance claims under the Company’s self-insured health plan during 2017 as compared to 2016.

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

Depreciation increased from 11.5% of revenues, before fuel surcharges, during 2016 to 13.1% of revenues, before fuel surcharges, during 2017. The increase relates primarily to an increase in equipment acquisition costs, increases in the size of the Company’s owned truck and trailer fleet, and to a change in the estimated residual values of certain equipment. The Company uses a three-year and seven-year equipment replacement cycle for trucks and trailers, respectively, and the cost of new trucks and trailers have increased significantly over the previous three-year and seven-year periods. Depreciating higher cost equipment over the same length of time will result in an increase in depreciation expense during the respective period. During 2017, the company-owned trailer fleet increased by 328 trailers as rented trailers were turned in and replaced by company owned trailers. The number of company owned trucks being depreciated increased as trucks used under operating leases were turned in and replaced by company owned equipment. In addition, year over year depreciation increased due to a reduction in expected residual values of certain groups of trucks in August 2016 due to a prolonged depressed used truck market. The reduction in expected residual values resulted in additional depreciation expense of approximately $2.7 million during 2017 compared to $1.3 million during 2016.

Gains and losses on sale or disposal of property decreased from a net gain of 1.4% of revenues, before fuel surcharges, during 2016 to less than 0.05% of revenues, before fuel surcharges, during 2017. The decrease relates primarily to fewer trailers being sold during 2017 as compared to 2016 and to the continued depressed market for used equipment.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased to 96.7% for 2017 from 94.4% for 2016.

Results of Operations - Logistics and Brokerage Services

The following table sets forth, for logistics and brokerage services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Brokerage operations occur specifically in certain divisions; however, brokerage operations occur throughout the Company in similar operations having substantially similar economic characteristics. Rent and purchased transportation, which includes costs paid to third party carriers, are shown net of fuel surcharges.

	Years Ended December 31,
	2018	2017	2016
Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	4.6	4.9	4.5
Rent and purchased transportation	88.1	89.8	92.5
Insurance and claims	0.1	0.1	0.0
Other	1.6	1.2	0.6
Total operating expenses	94.4	96.0	97.6
Operating income	5.6	4.0	2.4
Non-operating (expense) income	(0.5)	0.8	0.1
Interest expense	(0.7)	(0.6)	(0.5)
Income before income taxes	4.4%	4.2%	2.0%

2018 Compared to 2017

For the year ended December 31, 2018, logistics and brokerage services revenues, before fuel surcharges, increased 74.7% to $89.3 million as compared to $51.1 million for the year ended December 31, 2017. The increase was primarily the result of an increase in the number of loads brokered and to improvement in freight rates during 2018 as compared to 2017.

Salaries, wages and benefits decreased from 4.9% of revenues, before fuel surcharges, in 2017 to 4.6% of revenues, before fuel surcharges, in 2018. This decrease primarily relates to increases in freight rates outpacing employee wage growth and to efficiency improvements in our brokerage and logistics operations which allowed improvements in the quantity of loads booked per employee to increase year over year.

Rent and purchased transportation decreased from 89.8% of revenues, before fuel surcharges, in 2017 to 88.1% of revenues, before fuel surcharges, in 2018. The decrease results from paying third party carriers a smaller percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 96.0% for 2017 to 94.4% for 2018.

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

Rent and purchased transportation decreased from 92.5% of revenues, before fuel surcharges, in 2016 to 89.8% of revenues, before fuel surcharges, in 2017. The decrease resulted from paying third party carriers a smaller percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved to 96.0% for 2017 from 97.6% for 2016.

Results of Operations - Combined Services

2018 Compared to 2017

Income tax expense was approximately $7.3 million in 2018, resulting in an effective rate of 23.4%, as compared to an income tax benefit of approximately $(24.3) million in 2017, resulting in an effective rate of (165.9%). This increase primarily resulted from tax benefits in 2017 resulting from the passage of the Tax Cuts and Jobs Act on December 22, 2017. The Company recorded a tax benefit of $29.3 million in the fourth quarter 2017 related to the revaluation of its net deferred tax attributes. This benefit to 2017 was partially offset by a reduction in the federal corporate income tax rate from 35% in 2017 to 21% effective January 1, 2018. The effective tax rate is also impacted by the existence of partially non-deductible meal and incidental expense per-diem payments to company drivers. Per-diem payments may cause a significant difference in the Company’s effective tax rate from period-to-period as the proportion of non-deductible expenses to pre-tax net income increases or decreases.

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of Accounting Standards Codification (“ASC”) 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2018, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of December 31, 2018, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During 2018 and 2017, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2015 and forward remain open to examination in those jurisdictions.

The combined net income for all divisions was $24.0 million, or 5.4% of revenues, before fuel surcharge, for 2018 as compared to the combined net income for all divisions of $38.9 million or 10.4% of revenues, before fuel surcharge, for 2017. The decrease in net income resulted in a decrease in diluted earnings per share to $3.90 for 2018 from a diluted earnings per share of $6.08 for 2017.

2017 Compared to 2016

Income tax benefit was approximately $(24.3) million in 2017 resulting in an effective rate of (165.9%), as compared to an income tax expense of approximately $6.7 million in 2016 resulting in an effective rate of 37.5%.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act included numerous changes to tax laws, including a permanent reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018 and repeal of the alternative minimum tax (“AMT”) allowing a refund of existing AMT carryovers during the years 2018 through 2021. As a result, the Company recorded a tax benefit of $29.3 million in the fourth quarter of 2017 related to the revaluation of its net deferred tax attributes. In addition, the effective tax rate was also impacted by the existence of partially non-deductible meal and incidental expense per-diem payments to company drivers. Per-diem payments may cause a significant difference in the Company’s effective tax rate from period-to-period as the proportion of non-deductible expenses to pre-tax net income increases or decreases.

The combined net income for all divisions was $38.9 million, or 10.4% of revenues, before fuel surcharge, for 2017 as compared to the combined net income for all divisions of $11.1 million, or 2.9% of revenues, before fuel surcharge, for 2016. The increase in net income resulted in an increase in diluted earnings per share to $6.08 for 2017 from a diluted earnings per share of $1.67 for 2016.

Quarterly Results of Operations

The following table presents selected consolidated financial information for each of our last eight fiscal quarters through December 31, 2018. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the quarterly information.

	Quarter Ended
	Mar. 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018	Mar. 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017
	(unaudited)
	(in thousands, except earnings per share data)
Operating revenues	$119,458	$135,302	$140,325	$138,176	$109,405	$108,646	$108,899	$110,888
Total operating expenses	115,702	125,285	127,172	123,500	106,743	105,748	105,131	107,536
Operating income	3,756	10,017	13,153	14,676	2,662	2,898	3,768	3,352
Net income	1,387	7,289	9,248	6,070	2,283	1,609	3,446	31,561
Income per common share:
Basic	$0.22	$1.18	$1.53	$1.02	$0.36	$0.25	$0.54	$5.07
Diluted	$0.22	$1.17	$1.52	$1.01	$0.36	$0.25	$0.54	$5.00

Liquidity and Capital Resources

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, borrowings under our lines of credit, installment notes and investment margin account, and issuances of equity securities.

During 2018, we generated $82.3 million in cash from operating activities compared to $50.6 million and $47.7 million in 2017 and 2016, respectively. Investing activities used $55.3 million in cash during 2018 compared to $45.3 million and $53.1 million in 2017 and 2016, respectively. The cash used for investing activities in all three years related primarily to the purchase of revenue equipment such as trucks and trailers and related equipment such as auxiliary power units. Financing activities used $27.0 million in cash during 2018 compared to using $5.2 million during 2017 and providing $5.4 million during 2016. See the Consolidated Statements of Cash Flows in Item 8 of this Report.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing lines of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations, to finance capital expenditures and repay long-term debt. During 2018 and 2017, we utilized cash on hand, installment notes, and our lines of credit to finance revenue equipment purchases of approximately $140.4 million and $66.8 million, respectively.

We often finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 84 months. At December 31, 2018, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $211.0 million. These installment notes are payable in monthly installments, ranging from 36 monthly installments to 84 monthly installments, at a weighted average interest rate of 3.61%. At December 31, 2017, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $172.6 million. These installment notes were payable in monthly installments, ranging from 36 to 84 months at a weighted average interest rate of 2.52%.

In order to maintain our truck and trailer fleet count, it is often necessary to purchase replacement units and place them in service before trade units are removed from service. The timing of this process often requires the Company to pay for new units without any reduction in price for trade units. In this situation, the Company later receives payment for the trade units as they are delivered to the equipment vendor and have passed vendor inspection. During the twelve months ended December 31, 2018 and 2017, the Company received approximately $11.9 million and $15.7 million, respectively, for units delivered for trade.

During 2018, the Company maintained a $40.0 million revolving line of credit. Amounts outstanding under the line bear interest at LIBOR (determined as of the first day of each month) plus 1.50% (3.85% at December 31, 2018), are secured by our trade accounts receivable and mature on July 1, 2020. At December 31, 2018, outstanding advances on the line were approximately $10.9 million, including approximately $0.7 million in letters of credit with availability to borrow $29.1 million. On January 25, 2019, certain terms of this revolving line of credit were amended to increase the borrowing limit to $60.0 million, extend the term by one year, reduce the interest rate by 25 basis points and make certain other changes. See “Item 8. Financial Statements and Supplementary Data, Note 1 to the Consolidated Financial Statements - Subsequent Events” for additional information.

Trade accounts receivable increased from $59.1 million at December 31, 2017 to $63.4 million at December 31, 2018. The increase relates to a general increase in freight revenue and fuel surcharge revenue, which flows through the accounts receivable account, during 2018 as compared to the freight revenue and fuel surcharge revenue generated during 2017.

Marketable equity securities at December 31, 2018 increased approximately $0.9 million as compared to December 31, 2017. The increase resulted from purchases of marketable equity securities of $7.3 million, offset by sales of marketable equity securities of approximately $1.0 million and a decrease in the market value of the portfolio of approximately $5.4 million,. At December 31, 2018, the remaining marketable equity securities have a combined cost basis of approximately $25.6 million and a combined fair market value of approximately $27.6 million. The Company has developed a strategy to invest in securities from which it expects to receive dividends that qualify for favorable tax treatment, as well as appreciate in value. The Company anticipates that increases in the market value of the investments combined with dividend payments will exceed interest rates paid on borrowings for the same period. During 2018, the Company received dividends of approximately $1.2 million. The holding term of these securities depends largely on the general economic environment, the equity markets, borrowing rates, and the Company's cash requirements.

Revenue equipment at December 31, 2018, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units and auxiliary power units, increased approximately $81.3 million as compared to December 31, 2017. The increase relates primarily to the replacement of trucks that had been leased under operating leases with new company owned trucks and to growth in both our company owned tractor and trailer fleet size. The increase is also reflective of the higher purchase price of new trucks and trailers compared to the trucks and trailers which are being replaced and sold.

Current maturities of long term-debt and long-term debt fluctuations are reviewed on an aggregate basis as the classification of amounts in each category are typically affected merely by the passage of time. Current maturities of long-term debt and long-term debt, on an aggregate basis, at December 31, 2018, increased approximately $48.6 million as compared to December 31, 2017. The increase was related to additional borrowings on our revolving line of credit and on installment notes received during 2018, net of the principal portion of scheduled installment note payments made during 2018.

For 2019, we expect to purchase 500 new trucks and 500 new trailers while continuing to sell or trade equipment that has reached the end of its life cycle, which we expect to result in net capital expenditures of approximately $62.4 million. Management believes we will be able to finance our existing needs for working capital over the next twelve months, as well as acquisitions of revenue equipment during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our anticipated future cash flows and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Contractual Obligations and Commercial Commitments

The following table sets forth the Company's contractual obligations and commercial commitments as of December 31, 2018:

	Payments due by period (in thousands)
	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 Years

Long-term debt (1)	$229,663	$70,805	$94,066	$59,801	$4,991
Operating leases (2)	284	284	-	-	-
Total	$229,947	$71,089	$94,066	$59,801	$4,991

(1)	Including interest.
(2)	Represents building, facilities, and drop yard operating leases.

Off-Balance Sheet Arrangements

At December 31, 2018 the Company did not have any equipment operating leases or other arrangements that meet the definition of an off-balance sheet arrangement.

At December 31, 2017, the Company operated 56 trucks under operating lease agreements. These trucks were turned in pursuant to the lease agreement in January 2018. The trucks held under operating leases were not carried on our balance sheet and the respective lease payments were reflected in our consolidated statements of operations as a component of the caption “Rents and purchased transportation.” Rent expense related to the trucks under the operating lease agreements totaled approximately $5.5 million for the year ended December 31, 2017.

Insurance

The Company maintains certain insurance coverage for auto liability and cargo loss risks as well as other general business risks. This coverage is provided through insurance policies with various insurance carriers which have per occurrence deductibles of up to $10,000. The Company maintains workers’ compensation coverage in Arkansas, Ohio, Oklahoma, Mississippi, and Florida with a $500,000 self-insured retention and a $500,000 per occurrence excess policy. The Company has elected to opt out of workers' compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has reserved for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers’ compensation claims. Letters of credit aggregating approximately $515,000 and certificates of deposit totaling $300,000 are held by banks as security for workers’ compensation claims. The Company self-insures for employee health claims with a stop loss of $325,000 per covered employee per year and estimates its liability for claims incurred but not reported.

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

Depreciation of trucks and trailers. Depreciation of trucks and trailers is calculated by the straight-line method over the assets estimated useful life, which range from three to seven years, down to an estimated salvage value at the end of the assets estimated useful life. Management must use its judgment in the selection of estimated useful lives and salvage values for purposes of this calculation. In some cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed by the manufacturer. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal.

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

Significantly all of the Company’s cash flows from operations are generated by trucks and trailers, and as such, the cost of other long-lived assets are funded by those operations. Therefore, management tests for the recoverability of all of the Company’s long-lived assets as a single group at the entity level and examines the forecasted future cash flows generated by trucks and trailers, including their eventual disposition, to determine if those cash flows exceed the carrying value of the long-lived assets. Forecasted cash flows are estimated using assumptions about future operations. To the extent that facts and circumstances change in the future, our estimates of future cash flows may also change either positively or negatively. In light of the Company’s market capitalization during 2018 and net operating profits of the Company for the years ended December 31, 2018 and 2017, no impairment indicators existed which required management to test the Company’s long-lived assets for recoverability as of December 31, 2018. As such, no impairment losses were recorded during 2018.

Claims accruals. The Company is self-insured for health and workers' compensation benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred but not reported (IBNR) claims. IBNR claims are estimated using historical lag information and other data either provided by outside claims administrators or developed internally. Actual claims payments may differ from management’s estimates as a result of a number of factors, including evaluation of severity, increases in legal or medical costs, and other case-specific factors. The actual claims payments are charged against the Company’s recorded accrued claims liabilities and have been reasonable with respect to the estimates of the liabilities made under the Company’s methodology. However, the estimation process is generally subjective, and to the extent that future actual results materially differ from original estimates made by management, adjustments to recorded accruals may be necessary which could have a material effect on the Company’s consolidated financial statements. Based upon our 2018 health and workers' compensation expenses, a 10% increase in both claims incurred and IBNR claims, would increase our annual health and workers' compensation expenses by approximately $0.6 million.

Revenue recognition. Revenue is recognized over time as freight progresses towards its destination and the transportation service obligation is fulfilled. For loads picked up during the reporting period, but delivered in a subsequent reporting period, revenue is allocated to each period based on the transit time in each period as a percentage of total transit time. See “Item 8. Financial Statements and Supplementary Data, Note 2 to the Consolidated Financial Statements – Revenue Recognition.”

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. Significant management judgment is required as it relates to future taxable income, future capital gains, tax settlements, valuation allowances, and the Company’s ability to utilize tax loss and credit carryforwards. As of December 31, 2018, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk exposures include equity price risk, interest rate risk, commodity price risk (the price paid to obtain diesel fuel for our trucks), and foreign currency exchange rate risk. The potential adverse impact of these risks are discussed below. While the Company has used derivative financial instruments in the past to manage its interest rate and commodity price risks, the Company does not currently enter into such instruments for risk management purposes or for speculation or trading.

The following sensitivity analyses do not consider the effects that an adverse change may have on the overall economy nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results of changes in prices or rates may differ materially from the hypothetical results described below.

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities increased to $27.5 million at December 31, 2018 from $26.7 million at December 31, 2017. The increase resulted from purchases of marketable equity securities of approximately $7.3 million, offset by sales of marketable equity securities of approximately $1.0 million and a decrease in market value of the portfolio of approximately $5.4 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $2.8 million. For additional information with respect to the marketable equity securities, see “Item 8. Financial Statements and Supplementary Data, Note 4 to the Consolidated Financial Statements – Marketable Equity Securities.”

Interest Rate Risk

Our line of credit bears interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are affected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $10.2 million of variable rate debt was outstanding under our line of credit for a full fiscal year; a hypothetical 100 basis point increase in LIBOR would result in approximately $102,000 of additional interest expense.

Commodity Price Risk

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our 2018 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by approximately $5.2 million.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk related to the activities of our branch office located in Mexico. Currently, we do not hedge our exchange rate exposure through any currency forward contracts, currency options, or currency swaps as all of our revenues, and substantially all of our expenses and capital expenditures, are transacted in U.S. dollars. However, certain operating expenditures and capital purchases related to our Mexico branch office are incurred within or exposed to fluctuations in the exchange rate between the U.S. Dollar and the Mexican peso. Based on 2018 expenditures denominated in pesos, a 10% decrease in the exchange rate would increase our annual operating expenses by approximately $267,000.

Item 8. Financial Statements and Supplementary Data.

The following statements are filed with this report:

Report of Independent Registered Public Accounting Firm – Grant Thornton LLP

Consolidated Balance Sheets - December 31, 2018 and 2017

Consolidated Statements of Operations - Years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income - Years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows - Years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

P.A.M. Transportation Services, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 12, 2019 expressed an unqualified opinion.

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

Tulsa, Oklahoma

March 12, 2019

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2018 AND 2017 (in thousands, except share and per share data)

	2018	2017
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$282	$224
Accounts receivable—net:
Trade, less allowance of $2,224 and $1,335, respectively	63,350	59,055
Other	3,814	3,028
Inventories	1,461	1,660
Prepaid expenses and deposits	10,393	10,112
Marketable equity securities	27,549	26,664
Income taxes refundable	1,876	1,499

Total current assets	108,725	102,242

PROPERTY AND EQUIPMENT:
Land	5,596	5,374
Structures and improvements	19,547	18,927
Revenue equipment	457,142	375,817
Office furniture and equipment	10,040	9,761

Total property and equipment	492,325	409,879

Accumulated depreciation	(137,738)	(122,935)

Net property and equipment	354,587	286,944

OTHER ASSETS	2,754	2,999

TOTAL ASSETS	$466,066	$392,185

(Continued)

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2018 AND 2017 (in thousands, except share and per share data)

	2018	2017
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$20,002	$19,645
Accrued expenses and other liabilities	23,497	17,609
Current maturities of long-term debt	63,908	73,641

Total current liabilities	107,407	110,895

Long-term debt—less current portion	157,315	98,995
Deferred income taxes	61,897	54,691

Total liabilities	326,619	264,581

COMMITMENTS AND CONTINGENCIES (Note 17)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,612,144 and 11,529,124 shares issued; 5,956,558 and 6,160,889 shares outstanding at December 31, 2018 and 2017, respectively	116	115
Additional paid-in capital	82,776	81,559
Accumulated other comprehensive income	-	7,444
Treasury stock, at cost; 5,655,586 and 5,368,235 shares at December 31, 2018 and 2017, respectively	(142,552)	(129,183)
Retained earnings	199,107	167,669

Total stockholders’ equity	139,447	127,604

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$466,066	$392,185

(Concluded)

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016 (in thousands, except per share data)

	2018	2017	2016
OPERATING REVENUES:
Revenue, before fuel surcharge	$445,855	$373,523	$382,737
Fuel surcharge	87,406	64,315	50,115

Total operating revenues	533,261	437,838	432,852

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	119,819	102,227	112,235
Operating supplies and expenses	93,130	79,505	82,993
Rents and purchased transportation	201,455	174,477	158,298
Depreciation	49,387	42,274	39,114
Insurance and claims	17,191	17,484	16,632
Other	11,983	9,249	8,352
Gain on disposition of equipment	(1,306)	(58)	(4,700)

Total operating expenses and costs	491,659	425,158	412,924

OPERATING INCOME	41,602	12,680	19,928

NON-OPERATING (EXPENSE) INCOME	(4,016)	5,853	1,485
INTEREST EXPENSE	(6,245)	(3,902)	(3,641)

INCOME BEFORE INCOME TAXES	31,341	14,631	17,772

FEDERAL & STATE INCOME TAX EXPENSE (BENEFIT):
Current	141	362	13
Deferred	7,206	(24,630)	6,658

Total federal & state income tax expense (benefit)	7,347	(24,268)	6,671

NET INCOME	$23,994	$38,899	$11,101

EARNINGS PER COMMON SHARE:
Basic	$3.94	$6.14	$1.68
Diluted	$3.90	$6.08	$1.67

AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,083	6,331	6,627
Diluted	6,159	6,398	6,649

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016 (in thousands)

	2018	2017	2016

NET INCOME	$23,994	$38,899	$11,101

Other comprehensive income (loss), net of tax:

Reclassification adjustment for realized gains on marketable securities included in net income (1)	-	(2,059)	(543)

Reclassification adjustment for unrealized losses on marketable securities included in net income (2)	-	26	440

Changes in fair value of marketable securities (3)	-	2,001	2,269

COMPREHENSIVE INCOME	$23,994	$38,867	$13,267

(1) Net of deferred income taxes of $0, $(1,326), and $(333), respectively.
(2) Net of deferred income taxes of $0, $16, and $269, respectively.
(3) Net of deferred income taxes of $0, $(687), and $1,390, respectively.

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016 (in thousands, except per share data)
	Common Stock Shares / Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

BALANCE— January 1, 2016	7,117	$115	$80,429	$5,310	$(101,779)	$117,479	$101,554

Net income						11,101	11,101
Other comprehensive income, net of tax of $1,326				2,166			2,166
Exercise of stock options-shares issued including tax benefits	8		91				91
Restricted stock issued	5
Treasury stock repurchases	(733)				(21,056)		(21,056)
Share-based compensation			302				302

BALANCE— December 31, 2016	6,397	115	80,822	7,476	(122,835)	128,580	94,158

Net income						38,899	38,899
Other comprehensive (loss), net of tax of $1,995				(32)			(32)
Exercise of stock options-shares issued including tax benefits	11		123				123
Restricted stock issued	7
Treasury stock repurchases	(254)				(6,348)		(6,348)
Share-based compensation			614				614
Cumulative effect adjustment – ASU 2016-09						190	190

BALANCE— December 31, 2017	6,161	115	81,559	7,444	(129,183)	167,669	127,604

Net income						23,994	23,994
Exercise of stock options-shares issued including tax benefits	45	1	485				486
Restricted stock issued	38
Treasury stock repurchases	(287)				(13,369)		(13,369)
Share-based compensation			732				732
Cumulative effect adjustment – ASU 2016-01				(7,444)		7,444	-

BALANCE— December 31, 2018	5,957	$116	$82,776	$0	$(142,552)	$199,107	$139,447

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016 (in thousands)
	2018	2017	2016
OPERATING ACTIVITIES:
Net income	$23,994	$38,899	$11,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49,387	42,274	39,114
Bad debt expense	889	340	445
Stock compensation—net of excess tax benefits	732	614	302
Sale leaseback deferred gain amortization	-	-	(131)
Provision for (benefit from) deferred income taxes	7,206	(24,630)	6,658
Reclassification of other than temporary impairment in marketable equity securities	-	42	709
Recognized loss (gain) on marketable equity securities	5,388	(4,735)	(1,003)
Gain on sale or disposal of equipment	(1,306)	(58)	(4,700)
Changes in operating assets and liabilities:
Accounts receivable	(5,970)	(1,298)	(6,408)
Prepaid expenses, deposits, inventories, and other assets	(137)	(1,095)	(685)
Income taxes refundable	(76)	(155)	2,127
Trade accounts payable	1,731	682	3,231
Accrued expenses and other liabilities	509	(266)	(3,041)
Net cash provided by operating activities	82,347	50,614	47,719

INVESTING ACTIVITIES:
Purchases of property and equipment	(73,882)	(67,674)	(86,128)
Proceeds from disposition of equipment	24,904	18,766	32,256
Sales of marketable equity securities	1,045	6,833	1,550
Purchases of marketable equity securities, net of return of capital	(7,318)	(3,211)	(810)
Net cash used in investing activities	(55,251)	(45,286)	(53,132)

FINANCING ACTIVITIES:
Borrowings under line of credit	615,612	483,297	520,089
Repayments under line of credit	(605,419)	(485,163)	(528,200)
Borrowings of long-term debt	52,717	55,415	83,517
Repayments of long-term debt	(82,442)	(48,110)	(47,457)
Borrowings under margin account	7,584	3,412	1,078
Repayments under margin account	(2,206)	(7,867)	(2,669)
Repurchases of common stock	(13,369)	(6,348)	(21,056)
Proceeds from exercise of stock options	485	123	91
Net cash (used in) provided by financing activities	(27,038)	(5,241)	5,393

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	58	87	(20)

CASH, CASH EQUIVALENTS—Beginning of year	224	137	157
CASH, CASH EQUIVALENTS—End of year	$282	$224	$137

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid during the period for:
Interest	$6,095	$3,905	$3,597
Income taxes	$217	$518	$286

NONCASH INVESTING AND FINANCING ACTIVITIES—
Purchases of revenue equipment included in accounts payable	$1,597	$2,973	$97

See notes to consolidated financial statements.

P.A.M. TransportATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

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

Bank Overdrafts–The Company classifies bank overdrafts in current liabilities as accounts payable and does not offset other positive bank account balances located at the same or other financial institutions. Bank overdrafts generally represent checks written that have not yet cleared the Company’s bank accounts. The majority of the Company’s bank accounts are zero balance accounts that are funded at the time items clear against the account by drawings against a line of credit; therefore, the outstanding checks represent bank overdrafts. Because the recipients of these checks have generally not yet received payment, the Company continues to classify bank overdrafts as accounts payable. Bank overdrafts are classified as changes in accounts payable in the cash flows from operating activities section of the Company’s Consolidated Statement of Cash Flows. Bank overdrafts as of December 31, 2018 and 2017 were approximately $3,669,000 and $4,377,000, respectively.

Accounts Receivable Other–The components of accounts receivable other consist primarily of amounts representing company driver advances, independent contractor advances, and equipment manufacturer warranties. Advances receivable from company drivers as of December 31, 2018 and 2017, were approximately $220,000 and $448,000, respectively. Accounts receivable from independent contractors as of December 31, 2018 and 2017, were approximately $1,724,000 and $1,813,000, respectively. Independent contractors are allowed to purchase items such as fuel, repairs and tolls on Company accounts in order to share in favorable pricing negotiated by the Company. Independent contractors and trip lease carriers are also allowed to receive advances for a portion of the revenue that they expect to receive for loads that they transport for the Company.

Marketable Equity Securities– The Company’s investment in marketable equity securities is accounted for in accordance with ASC Topic 321, (“ASC Topic 321”), Investments-Equity Securities. ASC Topic 321 requires companies to measure equity investments at fair value, with changes in fair value recognized in net income. The Company’s investments in marketable securities consist of equity securities with readily determinable fair values. The cost of securities sold is based on the specific identification method. Realized and unrealized gains and losses, interest and dividends on marketable equity securities are included in non-operating income (expense) in our consolidated statements of operations.

Prior to the adoption of ASU 2016-01 on January 1, 2018, marketable equity securities were classified by the Company as either available for sale or trading. Securities classified as available for sale were carried at market value with unrealized gains and losses recognized in accumulated other comprehensive income in the statements of stockholders’ equity. Securities classified as trading were carried at market value with unrealized gains and losses recognized in the consolidated statements of operations. Realized gains and losses were computed utilizing the specific identification method.

For additional information with respect to marketable equity securities, “Item 8. Financial Statements and Supplementary Data, Note 4 to the Consolidated Financial Statements – Marketable Equity Securities.”

Impairment of Long-Lived Assets–The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the long-lived asset is not recoverable, and it exceeds its fair value. For long-lived assets classified as held and used, if the carrying value of the long-lived asset exceeds the sum of the future net undiscounted cash flows, it is not recoverable. No impairment losses were recorded during 2018 or 2017.

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

Asset Class	Estimated Asset Life (in years)

Service vehicles	3	-	5
Office furniture and equipment	3	-	7
Revenue equipment	3	-	8
Structures and improvements	5	-	40

The Company’s management periodically evaluates whether changes to estimated useful lives and/or salvage values are necessary to ensure its estimates accurately reflect the economic use of the assets. During 2018 and 2017, management determined that an adjustment to the estimated useful lives or salvage values of trucks or trailers was not necessary based on such an evaluation. During 2016, management adjusted the estimated useful lives and salvage values of certain trucks based on such an evaluation. These changes resulted in an increase in depreciation expense of approximately $1.0 million, $2.7 million and $1.3 million during 2018, 2017 and 2016, respectively.

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

Advertising Expense–Advertising costs are expensed as incurred and totaled approximately $1,234,000, $1,087,000 and $1,019,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The application of income tax law to multi-jurisdictional operations such as those performed by the Company, is inherently complex. Laws and regulations in this area are voluminous and often ambiguous. As such, we may be required to make subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations may change over time which could cause changes in our assumptions and judgments that could materially affect amounts recognized in the consolidated financial statements.

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2018 and 2017, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

Revenue Recognition– Revenue is recognized over time as the freight progresses towards its destination and the transportation service obligation is fulfilled. For loads picked up during the reporting period, but delivered in a subsequent reporting period, revenue is allocated to each period based on the transit time in each period as a percentage of total transit time. There are no assets or liabilities recorded in conjunction with revenue recognized, other than Accounts Receivable and Allowance for doubtful accounts.

Share-Based Compensation–The Company estimates the fair value of stock option awards on the option grant date using the Black-Scholes pricing model and recognizes compensation for stock option awards expected to vest on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated at grant date based on historical experience. For additional information with respect to share-based compensation, see “Item 8. Financial Statements and Supplementary Data, Note 14 to the Consolidated Financial Statements – Stock-based Compensation.”

Earnings Per Share–The Company computes basic earnings per share (“EPS”) by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the potential dilution that could occur from stock-based awards and other stock-based commitments using the treasury stock or the as if converted methods, as applicable. The difference between the Company's weighted-average shares outstanding and diluted shares outstanding is due to the dilutive effect of stock options for all periods presented. See “Item 8. Financial Statements and Supplementary Data, Note 15 to the Consolidated Financial Statements – Earnings per Share” for more information regarding the computation of diluted EPS.

Fair Value Measurements–Certain financial assets and liabilities are measured at fair value within the financial statements on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. For additional information with respect to fair value measurements, see “Item 8. Financial Statements and Supplementary Data, Note 19 to the Consolidated Financial Statements – Fair Value of Financial Instruments.”

Reporting Segments–The Company's operations are all in the motor carrier segment and are aggregated into a single reporting segment in accordance with the aggregation criteria under United States generally accepted accounting principles (“GAAP”). The Company provides truckload transportation services as well as brokerage and logistics services to customers throughout the United States and portions of Canada and Mexico. Truckload transportation services revenues, excluding fuel surcharges, represented 80.0%, 86.3% and 88.4% of total revenues, excluding fuel surcharges, for the twelve months ended December 31, 2018, 2017 and 2016, respectively. Remaining revenues, excluding fuel surcharges, for each respective year were generated by brokerage and logistics services.

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

Subsequent Events– On January 24, 2019, P.A.M. Transportation Services, Inc., a Delaware corporation (the “Company”), and its subsidiary P.A.M. Transport, Inc., an Arkansas corporation (“P.A.M. Transport”), entered into a Second Amendment to Amended and Restated Loan Agreement (the “Amendment”) with First Tennessee Bank National Association (the “Bank”). The Amendment amends the Company’s Amended and Restated Loan Agreement dated March 28, 2016 (the “Agreement”), under which the Bank committed to lend P.A.M. Transport a principal amount of up to $40.0 million under a line of credit (the “Loan”), the terms of which have been previously disclosed by the Company in its periodic reports and other filings with the Securities and Exchange Commission. The Company has guaranteed the payment and performance of the Loan.

The purposes of the Amendment are to extend the term of the Loan by one year to July 1, 2021, to increase the amount the Bank has committed to lend to P.A.M. Transport from $40.0 million to $60.0 million, to reduce the interest rate charged on outstanding borrowings from LIBOR plus 1.50% to LIBOR plus 1.25%, to establish an “unused fee” of 0.25% if average monthly borrowings are less than $18.0 million, and to restate and make other immaterial amendments and updates to the terms of the Agreement.

Under the terms of the Agreement, as amended by the Amendment, the Company may borrow up to a maximum of $60.0 million, and amounts outstanding under the Loan bear interest at LIBOR (determined as of the first day of each month) plus 1.25%. The Loan continues to be secured by the Company’s accounts receivable and will mature on July 1, 2021. Monthly payments of interest are required under the Agreement. The Agreement contains customary events of default that would permit the Bank to accelerate the amounts due under the Loan if not cured within applicable grace periods.

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

Recent Accounting Pronouncements– In July 2018, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update, (“ASU”) No. 2018-09, (“ASU 2018-09”), Codification Improvements. ASU 2018-09 was issued to update codification on multiple topics, and includes updates for technical corrections, clarifications and other minor improvements. ASU 2018-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company has evaluated the new guidance and does not expect it to have a material impact on its financial condition, results of operations, or cash flows.

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

The Company has evaluated the leases in which it participates as lessee and determined them to be operating leases, the majority of which have lease terms of one year or less. Leases with terms longer than a year have early cancellation provisions, which might be exercised. Leases in which the Company participates as lessor, including our lease to own program, are operating leases. The Company has evaluated the new guidance and does not expect it to have a material impact on its financial condition, results of operations, or cash flows.

In January 2016, the FASB issued ASU No. 2016-01, (“ASU 2016-01”), Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure.

The provisions of ASU 2016-01 require, among other things, that the Company:

•	Categorize securities as equity securities or debt securities;
•	Eliminate the classification of equity securities as trading or available for sale;
•	Determine which securities have readily determinable fair values;
•	Use the exit price notion when measuring the fair value of financial instruments for disclosure purposes;
•	Consider the need for a valuation allowance related to a deferred tax asset on available-for-sale securities in combination with the Company’s other deferred tax assets; and
•	Recognize changes in the fair market value of equity securities in net income.

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

In May 2014, the FASB issued ASU No. 2014-09, (“ASU 2014-09”), Revenue from Contracts with Customers. The objective of ASU 2014-09 and subsequent amendments is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and to supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification, (“ASC”).

The adoption of this guidance on January 1, 2018 did not have a material impact on the Company’s financial condition, results of operations, cash flows or internal controls. See “Item 8. Financial Statements and Supplementary Data, Note 2 to the Consolidated Financial Statements – Revenue Recognition,” for additional information.

2.	REVENUE RECOGNITION

On January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective method applied to those contracts that were not completed as of the adoption date. Based on the five-step analysis provided in the guidance, the Company determined that its timing and method of recognizing revenue in prior periods was consistent with the guidance, and therefore, no change in the Company’s revenue recognition method or adjustments to the Company’s retained earnings or other financial statement line items as of January 1, 2018 were required. Thus, the adoption of ASU 2014-09 did not have a material impact on the Consolidated Financial Statements as of the adoption date or for the year ended December 31, 2018.

The Company has a single performance obligation, to transport our customer’s freight from a specified origin to a specified destination. The Company has the discretion to choose to self-transport or to arrange for alternate transportation to fulfill the performance obligation. Where the Company decides to self-transport the freight, the Company classifies the service as truckload services, and where the Company arranges for alternate transportation of the freight, the Company classifies the service as brokerage and logistics services. In either case, the Company is paid a rate to transport freight from its origin location to a specified destination. Because the primary factors influencing revenue recognition, including performance obligation, customer base, and timing of revenue recognition, are the same for both of its service categories, the Company utilizes the same revenue recognition method throughout its operations.

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

In fulfilling the Company’s obligation to transport freight from a specified origin to a specified destination, control of freight is transferred to us at the point it has been loaded into the driver’s trailer, the doors are sealed and the driver has signed a bill of lading, which is the basic transportation agreement that establishes the nature, quantity and condition of the freight loaded, responsibility for invoice payment, and pickup and delivery locations. Our revenue is generated, and our customer receives benefit, as the freight progresses towards delivery locations. In the event our customer cancels the shipment at some point prior to the final delivery location and re-consigns the shipment to an alternate delivery location, we are entitled to receive payment for services performed for the partial shipment. Shipments are generally conducted over a relatively short time span, generally one to three days; however, freight is sometimes stored temporarily in our trailer at one of our drop yard locations or at a location designated by a customer. Our revenue is categorized as either Freight Revenue or Fuel Surcharge Revenue, and both are earned by performing the same freight transportation services, discussed further below.

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

Revenue is recognized over time as the freight progresses towards its destination and the transportation service obligation is fulfilled. For loads picked up during the reporting period, but delivered in a subsequent reporting period, revenue is allocated to each period based on the transit time in each period as a percentage of total transit time. There are no assets or liabilities recorded in conjunction with revenue recognized, other than Accounts Receivable and Allowance for doubtful accounts.

3.	TRADE ACCOUNTS RECEIVABLE

The Company's receivables result primarily from the sale of transportation and logistics services. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Accounts receivable, which consist of both billed and unbilled receivables, are presented net of an allowance for doubtful accounts. Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectability. Accounts receivable balances consist of the following components as of December 31, 2018 and 2017:

	2018	2017
	(in thousands)

Billed	$56,766	$51,236
Unbilled	8,808	9,154
Allowance for doubtful accounts	(2,224)	(1,335)

Total accounts receivable—net	$63,350	$59,055

An analysis of changes in the allowance for doubtful accounts for the years ended December 31, 2018, 2017, and 2016 follows:

	2018	2017	2016
	(in thousands)

Balance—beginning of year	$1,335	$994	$549
Provision for bad debts	889	341	445
Charge-offs	-	-	-
Recoveries	-	-	-

Balance—end of year	$2,224	$1,335	$994

4.	MARKETABLE EQUITY SECURITIES

The Company accounts for its marketable securities in accordance with ASC Topic 321, Investments- Equity Securities. ASC Topic 321 requires companies to measure equity investments at fair value, with changes in fair value recognized in net income. The Company’s investments in marketable securities consist of equity securities with readily determinable fair values. The cost of securities sold is based on the specific identification method, and interest and dividends on securities are included in non-operating income (expense).

Marketable equity securities are carried at fair value, with gains and losses in fair market value included in the determination of net income. The fair market value of marketable equity securities is determined based on quoted market prices in active markets. See “Item 8. Financial Statements and Supplementary Data, Note 19 to the Consolidated Financial Statements – Fair Value of Financial Instruments” for additional information regarding the valuation of marketable equity securities.

The following table sets forth cost, market value and unrealized gain on equity securities classified as available-for-sale as of December 31, 2018 and 2017.

	2018	2017
	(in thousands)
Available-for-sale securities:
Fair market value	$27,549	$26,664
Cost	25,602	16,640
Unrealized gain	$1,947	$10,024

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

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of December 31, 2018 and 2017.

	2018	2017
	(in thousands)
Available-for-sale securities:
Gross unrealized gains	$5,668	$10,150
Gross unrealized losses	3,721	126
Net unrealized gains	$1,947	$10,024

For the years ended December 31, 2018, 2017 and 2016, the Company recognized dividends of approximately $1,171,000, $999,000, and $1,024,000 in non-operating income in its statements of operations, respectively.

The following table shows the Company’s net realized gains during 2018, 2017 and 2016 on certain marketable equity securities.

	2018	2017	2016
	(in thousands)
Realized gains:
Sale proceeds	$1,044	$6,833	$1,550
Cost of securities sold	669	2,098	547

Realized gains	$375	$4,735	$1,003

Realized gains, net of taxes	$278	$2,938	$627

At December 31, 2018, the Company’s investments’ approximate fair value of securities in a loss position and related gross unrealized losses were $12,399,000 and $3,721,000, respectively. At December 31, 2017, the Company’s investments’ approximate fair value of securities in a loss position and related gross unrealized losses were $2,980,000 and $126,000, respectively.

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of December 31, 2018 and 2017, the Company had outstanding borrowings of $11,281,000 and $5,903,000 under its margin account, respectively. The interest rate on margin account borrowings was 3.11% and 2.07% as of December 31, 2018 and 2017, respectively.

5.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at December 31 are summarized as follows:

	2018	2017
	(in thousands)

Payroll	$2,955	$2,710
Accrued vacation	1,987	1,762
Taxes—other than income	2,319	2,488
Interest	249	99
Driver escrows	2,722	2,381
Margin account borrowings	11,281	5,903
Self-insurance claims	1,984	2,266

Total accrued expenses and other liabilities	$23,497	$17,609

6.	CLAIMS LIABILITIES

With respect to cargo loss and auto liability, the Company maintains insurance coverage to protect it from certain business risks. These policies are with various carriers and have per occurrence deductibles of $10,000 and $2,500, respectively. Beginning September 1, 2018, the Company became self-insured for physical damage losses on its trucks. Prior to October 1, 2013, the Company was self-insured for physical damage losses on its trailers. From October 1, 2013 until September 30, 2015, the Company insured its trailers for physical damage losses with a $2,500 deductible per occurrence. Beginning October 1, 2015, the Company elected to self-insure trailers for physical damage losses.

The Company maintains workers’ compensation coverage in Arkansas, Ohio, Oklahoma, Mississippi, and Florida with a $500,000 self-insured retention and a $500,000 per occurrence excess policy. The Company has elected to opt out of workers' compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has accrued for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers’ compensation claims. Letters of credit aggregating approximately $515,000 and certificates of deposit totaling $300,000 are held by banks as security for workers’ compensation claims. The Company self-insures for employee health claims with a stop loss of $325,000 per covered employee per year and estimates its liability for claims outstanding and claims incurred but not reported. See “Item 8. Financial Statements and Supplementary Data, Note 5 to the Consolidated Financial Statements – Accrued Expenses and Other Liabilities” for additional information regarding self-insurance claims liabilities.

7.	LONG-TERM DEBT

Long-term debt at December 31, consists of the following:

	2018	2017
	(in thousands)
Line of credit with a bank—due July 1, 2020, and collateralized by accounts receivable (1)	10,192	-
Equipment financing (2)	211,031	172,636
Total long-term debt	221,223	172,636
Less current maturities	(63,908)	(73,641)

Long-term debt—net of current maturities	$157,315	$98,995

(1)

Line of credit agreement with a bank provides for maximum borrowings of $40.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of LIBOR as of the first day of the month plus 1.50% (3.85% at December 31, 2018) and are secured by our trade accounts receivable. Monthly payments of interest are required under this agreement. Also, under the terms of the agreement the Company must maintain a debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) ratio of less than 4.00:1. The Company was in compliance with all provisions under this agreement throughout 2018. At December 31, 2018, outstanding advances on the line were approximately $10.9 million, including letters of credit totaling $0.7 million, with availability to borrow $29.1 million.

(2)

Equipment financings consist of installment obligations for revenue equipment purchases, payable in various monthly installments with various maturity dates through October 2025, at a weighted average interest rate of 3.61% as of December 31, 2018 and collateralized by revenue equipment.

The Company has provided letters of credit to third parties totaling approximately $700,000 at December 31, 2018. The letters are held by these third parties to assist such parties in collection of any amounts due by the Company should the Company default in its commitments to the parties.

Scheduled annual maturities on long-term debt outstanding at December 31, 2018, are:

2019	$63,908
2020	67,636
2021	28,505
2022	18,558
2023	37,656
2024	3,013
2025	1,947

Total	$221,223

8.	NONCASH INVESTING AND FINANCING ACTIVITIES

The Company financed approximately $68.1 million in equipment purchases during 2018 utilizing noncash financing.

9.	CAPITAL STOCK

The Company's authorized capital stock consists of 40,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. At December 31, 2018, there were 11,612,144 shares of our common stock issued and 5,956,558 shares outstanding. At December 31, 2017, there were 11,529,124 shares of our common stock issued and 6,160,889 shares outstanding. No shares of our preferred stock were issued or outstanding at December 31, 2018 or 2017.

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

Preferred Stock

Preferred stock may be issued from time to time by our Board of Directors, without stockholder approval, in such series and with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or other provisions, as may be fixed by the Board of Directors in the resolution authorizing their issuance. The issuance of preferred stock by the Board of Directors could adversely affect the rights of holders of shares of common stock; for example, the issuance of preferred stock could result in a class of securities outstanding that would have certain preferences with respect to dividends and in liquidation over the common stock, and that could result in a dilution of the voting rights, net income per share and net book value of the common stock. As of December 31, 2018, we have no agreements or understandings for the issuance of any shares of preferred stock.

Treasury Stock

In May 2018, our Board of Directors authorized the repurchase of up to 100,000 shares of our common stock through a Dutch auction tender offer (the “2018 tender offer”). Subject to certain limitations and legal requirements, the Company could repurchase up to an additional 2% of its outstanding shares, which totaled 124,248 shares. The 2018 tender offer commenced on May 8, 2018 and expired on June 7, 2018. Through this tender offer, the Company’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $39.00 to $43.00 per share. Upon expiration, 185,597 shares were purchased through this offer at a final purchase price of $40.00 per share for a total of approximately $7.5 million, including fees and commission. The repurchase was settled on June 12, 2018. The Company accounted for the repurchase of these shares as treasury stock on the Company’s consolidated balance sheet as of December 31, 2018.

In October 2017, our Board of Directors authorized the repurchase of up to 400,000 shares of our common stock through a Dutch auction tender offer (the “2017 tender offer”). Subject to certain limitations and legal requirements, the Company could repurchase up to an additional 2% of its outstanding shares, which totaled 126,060 shares. The 2017 tender offer commenced on October 10, 2017 and expired on November 7, 2017. Through this tender offer, the Company’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $27.00 to $30.00 per share. Upon expiration, 143,859 shares were purchased through this offer at a final purchase price of $30.00 per share for a total of approximately $4.4 million, including fees and commission. The repurchase was settled on November 10, 2017. The Company accounted for the repurchase of these shares as treasury stock on the Company’s consolidated balance sheet as of December 31, 2017.

The Company’s stock repurchase program has been extended and expanded several times, most recently in April 2017, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. The Company repurchased 101,754 shares and 110,316 shares of its common stock under this program during 2018 and 2017, respectively.

The Company accounts for Treasury stock using the cost method, and as of December 31, 2018, 5,655,586 shares were held in the treasury at an aggregate cost of approximately $142,552,000.

10.	COMPREHENSIVE INCOME (LOSS)

Prior to the Company’s January 1, 2018 adoption of ASU 2016-01, unrealized gains and losses in fair market value were presented as a component of Accumulated Other Comprehensive Income in stockholders’ equity, and only realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, were included in the determination of net income.

In accordance with the adoption of ASU 2016-01 on January 1, 2018, unrealized market gains and losses on equity securities are categorized in our consolidated statements of operations as non-operating income (expense) for the current period. The accumulated balance of unrealized gains and losses recorded in Other Comprehensive Income at December 31, 2017 was re-categorized to retained earnings in conjunction with our adoption of the new standard.

The following table summarizes the changes in accumulated balances of other comprehensive income for the years ended December 31, 2018 and 2017:

Unrealized gains and losses on available-for-sale securities
(in thousands)

Balance at January 1, 2017, net of tax of $4,576	$7,476

Other comprehensive income before reclassifications, net of tax of $(687)	2,001
Amounts reclassified from accumulated other comprehensive income, net of tax of $(1,310)	(2,033)
Net other comprehensive income (loss)	(32)

Balance at December 31, 2017, net of tax of $2,579	7,444

Cumulative effect adjustment – ASU 2016-01	(7,444)

Net other comprehensive income (loss)	(7,444)

Balance at December 31, 2018	$-

The following table provides details about reclassifications out of accumulated other comprehensive income for the year ended December 31, 2018 and 2017:

Details about Accumulated Other	Amounts Reclassified from Accumulated Other Comprehensive Income		Statement of Operations
Comprehensive Income Component	2018	2017	Classification
	(in thousands)
Unrealized gains and losses on available-for-sale securities:
Unrealized gains and losses on securities sold	$-	$3,385	Non-operating income
Impairment expense	-	(42)	Non-operating income
Total before tax	-	3,343	Income before income taxes
Tax expense	-	(1,310)	Income tax expense
Total after tax	$-	$2,033	Net income

11.	SEGMENT INFORMATION, SIGNIFICANT CUSTOMERS, INDUSTRY CONCENTRATION AND GEOGRAPHIC AREAS

The Company's revenues for 2018, 2017 and 2016 were all generated from operations in the motor carrier segment and are aggregated into a single reporting segment in accordance with the aggregation criteria under GAAP.

The table below presents revenue dollars and percentages by geographic area:

	Year ended December 31,
	2018		2017		2016
	(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent
United States - domestic shipments	$302,754	56.8	$255,197	58.3	$251,390	58.1
Shipments to or from Mexico	229,350	43.0	181,099	41.4	181,159	41.9
Shipments to or from Canada	1,157	0.2	1,542	0.3	303	-

Total Operating Revenues	$533,261	100%	437,838	100%	$432,852	100%

Our five largest customers, for which we provide carrier services covering a number of geographic locations, accounted for approximately 42%, 41% and 43% of our total revenues in 2018, 2017 and 2016, respectively. Fiat Chrysler Automobiles accounted for approximately 16%, 10% and 9% of our revenues in 2018, 2017 and 2016, respectively. General Motors Company accounted for approximately 13%, 18% and 18% of our revenues in 2018, 2017 and 2016, respectively. Ford Motor Company accounted for approximately 8%, 9% and 10% of our revenues in 2018, 2017 and 2016, respectively.

We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. Approximately 46%, 46% and 45% of our revenues were derived from transportation services provided to the automobile industry during 2018, 2017 and 2016, respectively.

Accounts receivable from the three largest customers totaled approximately $30,848,000 and $29,788,000 at December 31, 2018 and 2017, respectively.

12.	DIVIDENDS

The Company has paid cash dividends in the past; however, the Company currently intends to retain future earnings and does not anticipate paying cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of the Board and will depend on the Company’s financial condition, results of operations, capital requirements, any legal or contractual restrictions on the payment of dividends, and other factors the Board deems relevant.

13.	FEDERAL AND STATE INCOME TAXES

Under GAAP, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax reporting purposes.

Significant components of the Company’s deferred tax liabilities and assets at December 31 are as follows:

	2018	2017
	(in thousands)

Deferred tax liabilities:
Property and equipment	$78,502	$60,388
Unrealized gains on securities	2,580	2,580
Prepaid expenses and other	2,667	2,603

Total deferred tax liabilities	83,749	65,571

Deferred tax assets:
Allowance for doubtful accounts	572	344
QAFMV tax credit carryforward	864	864
New hire tax credit	124	124
Compensated absences	460	410
Self-insurance allowances	188	149
Share-based compensation	-	61
Marketable equity securities	2,200	750
Net operating loss carryover	17,241	7,975
Other	203	203

Total deferred tax assets	21,852	10,880

Net deferred tax liability	$61,897	$54,691

The reconciliation between the effective income tax rate and the statutory Federal income tax rate for the years ended December 31, 2018, 2017 and 2016 is presented in the following table:

	2018		2017		2016
	(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent

Income tax at the statutory federal rate	$6,582	21.0	$4,975	34.0	$6,042	34.0
Impact of the Tax Cuts and Jobs Act(1)	-	-	(29,255)	(199.9)	-	-
Nondeductible expenses	80	0.2	72	0.5	130	0.7
State income taxes/other—net of federal benefit	685	2.2	(60)	(0.5)	499	2.8

Total income tax (benefit) expense	$7,347	23.4	$(24,268)	(165.9)	$6,671	37.5

(1) On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act included numerous changes to existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018 and repeal of the alternative minimum tax (“AMT”) allowing a refund of existing AMT carryovers during the years 2018 through 2021. As a result, the Company recorded a tax benefit of $29.3 million in the fourth quarter of 2017 related to the revaluation of its net deferred tax liabilities.

The (benefit) provision for income taxes consisted of the following:

	2018	2017	2016
	(in thousands)
Current:
Federal	$(48)	$(79)	$(225)
State	189	441	238
Total current income tax provision	141	362	13
Deferred:
Federal	6,185	(24,622)	5,506
State	1,021	(8)	1,152
Total deferred income tax (benefit) provision	7,206	(24,630)	6,658

Total income tax (benefit) expense	$7,347	$(24,268)	$6,671

At December 31, 2018, the Company has alternative minimum tax credits of approximately $1,214,000 which will either be refunded at the rate of 50% of the remaining credit each succeeding year, or used to offset regular Federal income tax in those succeeding years. The Company has general business credits of approximately $988,000 at December 31, 2018, which begin to expire after the year 2030. The Company also has net operating loss carryovers for federal income purposes of approximately $66,983,000 which begin to expire after the year 2030.

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2018 and 2017, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of December 31, 2018, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During 2018 and 2017, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which the Company operates generally provide for a deficiency assessment statute of limitation period of three years, and as a result, the Company’s tax years 2015 and forward remain open to examination in those jurisdictions.

Prior to 2018, the Company contracted with a third-party qualified intermediary in order to maintain a like-kind exchange tax program. Under the program, dispositions of eligible trucks or trailers and acquisitions of replacement trucks or trailers were made in a form whereby any associated tax gains related to the disposal were deferred. To qualify for like-kind exchange treatment, we exchanged, through our qualified intermediary, eligible trucks or trailers being disposed with trucks or trailers being acquired, which allowed us to generally carryover the tax basis of the trucks or trailers sold. The program was expected to result in a significant deferral of federal and state income taxes. Under the program, the proceeds from the sale of eligible trucks or trailers carried a Company-imposed restriction for the acquisition of replacement trucks or trailers. These proceeds could have been disqualified under the program at any time and at the Company’s sole discretion; however, income tax deferral would not have been available for any sale for which the Company disqualified the related proceeds. At December 31, 2017, the Company had $29,000 of restricted cash held by the third-party qualified intermediary. Restricted cash is accounted for in “Accounts receivable-other.”

14.	STOCK-BASED COMPENSATION

The Company maintains a stock incentive plan under which incentive and nonqualified stock options and other stock awards may be granted. On March 13, 2014, the Company’s Board of Directors adopted, and on May 29, 2014 our shareholders approved, the 2014 Amended and Restated Stock Option and Incentive Plan (the “Plan”) which amended and restated the Company’s 2006 Stock Option Plan. Under the Plan, 750,000 shares are reserved for the issuance of stock awards to directors, officers, key employees, and others. The stock option exercise price and the restricted stock purchase price under the 2014 Plan shall not be less than 85% of the fair market value of the Company’s common stock on the date the award is granted. The fair market value is determined by the closing price of the Company’s common stock, on its primary exchange, on the same date that the option or award is granted.

In December 2018, the Company granted 33,000 restricted shares of common stock to certain key employees. These restricted stock awards have a grant date fair value of $36.35 per share, based on the closing price of the Company’s stock on the date of grant, with one fourth of the award vesting each of the next four years on the anniversary date.

In March 2018, the Company granted 1,932 shares of common stock to non-employee directors. These stock awards have a grant date fair value of $36.35 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately.

In April 2017, the Company granted 100,000 restricted shares of common stock to the Company’s Chief Executive Officer. This restricted stock award has a grant date fair value of $16.38, based on the closing price of the Company’s stock on the date of grant, with one third of the award vesting each of the next three years on the anniversary date.

In March 2017, the Company granted 4,298 shares of common stock to non-employee directors. These stock awards have a grant date fair value of $16.29 per share, based on the closing price of the Company’s stock on the date of grant and vests immediately.

In March 2016, the Company granted 2,275 shares of common stock to non-employee directors. These stock awards have a grant date fair value of $30.80 per share, based on the closing price of the Company’s stock on the date of grant and vests immediately. Also in March 2016, the Company granted 5,000 restricted shares of common stock to the Company’s Chief Executive Officer. This restricted stock award has a grant date fair value of $30.81, based on the closing price of the Company’s stock on the date of grant, with 25% of the award vesting immediately and 25% vesting for each of the next three years.

During 2018 and 2017, there were no grants of stock options and there were no outstanding stock options at December 31, 2018. At December 31, 2018, approximately 405,000 shares were available for granting future options or restricted stock.

The grant date fair value of stock and stock options vested during 2018, 2017 and 2016 was approximately $719,000, $256,000 and $273,000, respectively. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $732,000 during 2018 and includes approximately $70,000 recognized as a result of the grant of 276 shares of stock to each non-employee director during the first quarter of 2018. The Company recognized a total income tax benefit of approximately $172,000 related to stock-based compensation expense during 2018. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.09 and $0.10, respectively, during 2018. As of December 31, 2018, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1,864,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $846,000 in additional compensation expense related to unvested restricted stock awards during 2019, $430,000 in additional compensation expense related to unvested restricted stock awards during 2020, $294,000 in additional compensation expense related to unvested restricted stock awards during 2021, and $294,000 in additional compensation expense related to unvested restricted stock awards during 2022.

Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $614,000 during 2017 and included approximately $70,000 recognized as a result of the grant of 614 shares of stock to each non-employee director during the first quarter of 2017. The Company recognized a total income tax benefit of approximately $231,000 related to stock-based compensation expense during 2017. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.26 during 2017.

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

Transactions in stock options under these plans are summarized as follows:

	Shares Under Option	Weighted- Average Exercise Price

Outstanding—January 1, 2016:	66,098	$10.92
Granted	-	-
Exercised	(7,917)	11.41
Canceled	(2,050)	10.91

Outstanding—December 31, 2016:	56,131	$10.85
Granted	-	-
Exercised	(11,063)	11.13
Canceled	-	-

Outstanding—December 31, 2017:	45,068	$10.79
Granted	-	-
Exercised	(45,005)	10.79
Canceled	(63)	10.90

Outstanding—December 31, 2018:	-	$-

Options exercisable—December 31, 2018:	-	$-

There were no options granted during 2018, 2017, or 2016. There were no options canceled, forfeited, or expired during 2017. The weighted-average grant-date fair value of options canceled, forfeited, or expired during 2018 and 2016 was $6.34 and $6.07, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016, were approximately $1,406,000, $82,000 and $101,000, respectively.

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2018 and changes during the year ended December 31, 2018, is presented below:

	Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2018	104,150	$17.14
Granted	34,932	36.35
Canceled/forfeited/expired	(150)	42.65
Vested	(38,015)	18.91
Nonvested at December 31, 2018	100,917	$23.09

Cash received from option exercises totaled approximately $485,000, $123,000 and $91,000 during the years ended December 31, 2018, 2017 and 2016, respectively. The Company issued new shares upon option exercise.

15.	EARNINGS PER SHARE

Basic earnings per common share was computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share was calculated as follows:

	For the Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share data)

Net income	$23,994	$38,899	$11,101

Basic weighted average common shares outstanding	6,083	6,331	6,627
Dilutive effect of common stock equivalents	76	67	22

Diluted weighted average common shares outstanding	6,159	6,398	6,649

Basic earnings per share	$3.94	$6.14	$1.68

Diluted earnings per share	$3.90	$6.08	$1.67

16.	BENEFIT PLAN

The Company sponsors a benefit plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deductible contributions to the plan. The plan provides for employer matching contributions of 50% of each participant’s voluntary contribution up to 3% of the participant’s compensation and vests at the rate of 20% each year until fully vested after five years. Total employer matching contributions to the plan were approximately $176,000, $179,000 and $161,000 in 2018, 2017 and 2016, respectively.

17.	COMMITMENTS AND CONTINGENCIES

Other than the lawsuit discussed below, the Company is not a party to any pending legal proceedings which management believes to be material to the Consolidated financial statements of the Company. The Company maintains liability insurance against risks arising in the normal course of its business.

We are a defendant in a collective-action lawsuit which was re-filed on December 9, 2016, in the United States District Court for the Western District of Arkansas. The plaintiffs, who are former drivers who worked for the Company during the period of December 6, 2013, through the date of the filing, allege unsubstantiated violations under the Fair Labor Standards Act and the Arkansas Minimum Wage Law. The plaintiffs, through their attorneys, have filed causes of action alleging “Failure to pay minimum wage during orientation, failure to pay minimum wage to team drivers after initial orientation, failure to pay minimum wage to solo-drivers after initial orientation, failure to pay for compensable travel time, Comdata card fees, unlawful deductions, and breach of contract.” The plaintiffs are seeking actual and liquidated damages to include court costs and legal fees. The related litigation is ongoing and we cannot reasonably estimate, at this time, the possible loss or range of loss, if any, that may arise from this lawsuit. Management has determined that any losses under this claim will not be covered by existing insurance policies.

During 2014 and 2015, the Company’s subsidiaries entered into operating leases for the lease of 471 trucks. Revenue equipment held under operating leases is not carried on our balance sheet and the respective lease payments are reflected in our consolidated statements of operations as a component of the Rents and purchased transportation category. The final 56 trucks operated under these lease agreements were returned or purchased in by January 31, 2018.

Total rental expense, net of amounts reimbursed, for the years ended December 31, 2018, 2017 and 2016 related to truck leases was approximately $47,000, $5,460,000, and $10,294,000, respectively.

18.	LEASE INCOME

The Company has a lease-purchase program whereby we offer independent contractors the opportunity to lease a Company-owned truck. The terms associated with these leases require weekly lease payments over the term of the leases which range from 7 to 60 months. The cost and carrying amount of Company-owned trucks in this program at December 31, 2018 were approximately $61,061,000 and $34,299,000, respectively. The cost and carrying amount of Company-owned trucks in this program at December 31, 2017 was $42,206,000 and $17,028,000, respectively.

Leases in our lease-purchase program expire at various dates through 2023. Payments received under this program are classified in the Company’s financial statements under the consolidated statements of operations category Revenue. Future minimum lease receipts related to these leases at December 31, 2018 and 2017 were approximately $22,319,000 and $9,360,000, respectively.

The Company leases office and shop facilities to a related party. At December 31, 2018, the cost and carrying amount of the facilities leased were approximately $1,697,000 and $1,138,000, respectively. At December 31, 2017, the cost and carrying amount of the facilities leased were approximately $1,697,000 and $1,195,000, respectively. Future minimum lease receipts related to this lease at December 31, 2018 are approximately $12,000. See “Item 8. Financial Statements and Supplementary Data, Note 20 to the Consolidated Financial Statements – Related Party Transactions” for additional information regarding the Company’s transactions with related persons.

19.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, marketable equity securities, accounts receivable, trade accounts payable, and borrowings.

The Company follows the guidance for financial assets and liabilities measured on a recurring basis. The guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

At December 31, 2018 and 2017, the following items are measured at fair value on a recurring basis:

	2018				2017

	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Marketable equity securities	$27,549	$27,549	-	-	$26,664	$26,664	-	-

During 2018 and 2017, there were no transfers of marketable securities between levels of fair value measurement.

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying values and estimated fair values of this other long-term debt at December 31, 2018 and 2017 are summarized as follows:

	2018		2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Long-term debt	$211,031	$210,234	$172,636	$171,289

The Company has not elected the fair value option for any of our financial instruments.

20.	RELATED PARTY TRANSACTIONS

In the normal course of business, transactions for transportation and repair services, equipment, property leases and other services are conducted between the Company and companies affiliated with our Chairman and controlling stockholder. The Company recognized approximately $2,854,000, $585,000 and $4,834,000 in operating revenue and approximately $9,859,000 $7,497,000 and $8,837,000 in operating expenses in 2018, 2017, and 2016, respectively.

The Company purchased physical damage, auto liability, general liability, and workers’ compensation insurance through an unaffiliated insurance broker which was written by an insurance company affiliated with our Chairman and controlling stockholder. The premiums for physical damage coverage were approximately $1,271,000, $1,808,000 and $2,091,000 for 2018, 2017, and 2016, respectively. Premiums for auto liability coverage during 2018, 2017, and 2016 were approximately $10,987,000, $10,860,000, and $11,030,000, respectively. Premiums for general liability coverage during 2018, 2017, and 2016 were approximately $24,000, $35,000 and $21,000, respectively. Premiums for workers’ compensation coverage during 2018, 2017, and 2016 were approximately $301,000, $286,000 and $298,000, respectively.

Amounts owed to the Company by these affiliates were approximately $149,000 and $21,000 at December 31, 2018 and 2017, respectively. Of the accounts receivable at December 31, 2018 and 2017, approximately $147,000 and $19,000 represent freight transportation and approximately $2,000 and $2,000 represent revenue resulting from maintenance performed in the Company’s maintenance facilities and charges paid by the Company to third parties on behalf of their affiliate and charged back at the amount paid, respectively. Amounts representing prepaid insurance premiums at December 31, 2018 and 2017 were approximately $29,000 and $1,385,000, respectively. Amounts payable to affiliates at December 31, 2018 and 2017 were approximately $2,161,000 and $971,000 respectively.

21.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present quarterly financial information for 2018 and 2017:

	2018
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Operating revenues	$119,458	$135,302	$140,325	$138,176
Operating expenses and costs	115,702	125,285	127,172	123,500

Operating income	3,756	10,017	13,153	14,676
Non-operating (loss) income	(879)	632	935	(4,704)
Interest expense	(1,160)	(1,355)	(1,711)	(2,019)
Income tax (expense) benefit	(330)	(2,005)	(3,129)	(1,883)

Net income	$1,387	$7,289	$9,248	$6,070

Net income per common share:
Basic	$0.22	$1.18	$1.53	$1.02
Diluted	$0.22	$1.17	$1.52	$1.01

Average common shares outstanding:
Basic	6,168	6,159	6,034	5,975
Diluted	6,264	6,229	6,088	6,029

	2017
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Operating revenues	$109,405	$108,646	$108,899	$110,888
Operating expenses and costs	106,743	105,748	105,131	107,536

Operating income	2,662	2,898	3,768	3,352
Non-operating income	2,052	650	2,767	384
Interest expense	(977)	(935)	(920)	(1,070)
Income tax expense	(1,454)	(1,004)	(2,169)	28,895

Net income	$2,283	$1,609	$3,446	$31,561

Net income per common share:
Basic	$0.36	$0.25	$0.54	$5.07
Diluted	$0.36	$0.25	$0.54	$5.00

Average common shares outstanding:
Basic	6,399	6,381	6,326	6,219
Diluted	6,425	6,430	6,373	6,312

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

P.A.M. Transportation Services, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated March 12, 2019 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

March 12, 2019

Item 9B. Other Information.

None.

PART III

Portions of the information required by Part III of Form 10-K are, pursuant to General Instruction G-(3) of Form 10-K, incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held on April 24, 2019. We will, within 120 days of the end of our fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

Item 10. Directors, Executive Officers and Corporate Governance.

The information presented under the captions “Election of Directors,” “Executive Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics,” “Corporate Governance – Director Nominating Process” and “Corporate Governance – Board Committees,” in the proxy statement is incorporated herein by reference.

Item 11. Executive Compensation.

The information presented under the captions “Executive Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the proxy statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information presented under the caption “Security Ownership of Certain Beneficial Owners and Management” in the proxy statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2018, information about compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans approved by Security Holders	100,917	-	405,083

Equity Compensation Plans not approved by Security Holders	-	-	-

Total	100,917	-	405,083

(1)	Consists of unvested shares of restricted stock, which do not require the payment of an exercise price.

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

(1)   Financial Statements: See Part II, Item 8 hereof.

Report of Independent Registered Public Accounting Firm - Grant Thornton LLP

Consolidated Balance Sheets - December 31, 2018 and 2017

Consolidated Statements of Operations - Years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income - Years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows - Years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

(2)   Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted as the required  information is inapplicable, or because the information is presented in the consolidated financial statements or related notes.

(3)   Exhibits.

Exhibit #		Description of Exhibit

*3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by referenc to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002, filed on May 15, 2002)

*3.2		Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 11, 2007)

*4.1

Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986)

*4.2

Amended and Restated Loan Agreement dated March 28, 2016 and among P.A.M. Transport, Inc., First Tennessee Bank National Association and the Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on April 1, 2016)

*4.3

Amendment to Amended and Restated Loan Agreement, dated July 27, 2017, by and among P.A.M. Transport, Inc., First Tennessee Bank National Association and the Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 31, 2019)

*4.4

Second Amendment to Amended and Restated Loan Agreement, dated January 25, 2019, by and among P.A.M. Transport, Inc., First Tennessee Bank National Association and the Company (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 31, 2019)

*4.5

Fifth Amended and Restated Consolidated Revolving Credit Note, dated January 25, 2019, by P.A.M. Transport, Inc. in favor of First Tennessee Bank National Association (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 31, 2019)

*4.6

Amended and Restated Security Agreement dated March 28, 2016 by between P.A.M. Transport, Inc. and First Tennessee Bank National Association (incorporate by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on April 1, 2016)

*4.7

First Amendment to Amended and Restated Security Agreement, dated January 25, 2019, by and between P.A.M. Transport, Inc. and First Tennessee Bank National Association (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 31, 2019)

*4.8

Fifth Amended and Restated Guaranty Agreement of the Company, dated January 25, 2019, in favor of First Tennessee Bank National Association (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on January 31, 2019)

*10.1	(1)

Employment Agreement between the Registrant and Daniel H. Cushman, dated June 29, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 8, 2009)

*10.2	(1)	Employment Agreement between the Registrant and Allen W. West, dated March 7, 2019 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 11, 2019)

*10.3	(1)

Consulting Agreement between the Registrant and Manuel J. Moroun, dated December 6, 2007 (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 14, 2008)

*10.4	(1)

Amendment No. 1 to Consulting Agreement between the Company and Manuel J. Moroun, dated April 25, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2018)

*10.5	(1)	2014 Amended and Restated Stock Option and Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 23, 2014)

21.1		Subsidiaries of the Registrant

23.1		Consent of Grant Thornton LLP

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: March 12, 2019	By:	/s/ Daniel H. Cushman
DANIEL H. CUSHMAN
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 12, 2019	By:	/s/ Frederick P. Calderone
FREDERICK P. CALDERONE, Director

Dated: March 12, 2019	By:	/s/ Daniel H. Cushman
DANIEL H. CUSHMAN
President and Chief Executive Officer, Director
(principal executive officer)

Dated: March 12, 2019	By:	/s/ W. Scott Davis
W. SCOTT DAVIS, Director

Dated: March 12, 2019	By:	/s/ Norman E. Harned
NORMAN E. HARNED, Director

Dated: March 12, 2019	By:	/s/ Edwin J. Lukas
EDWIN J. LUKAS, Director

Dated: March 12, 2019	By:	/s/ Franklin H. McLarty
FRANKLIN H. MCLARTY, Director

Dated: March 12, 2019	By:	/s/ Manuel J. Moroun
MANUEL J. MOROUN, Director

Dated: March 12, 2019	By:	/s/ Matthew T. Moroun
MATTHEW T. MOROUN, Director and Chairman of the Board

Dated: March 12, 2019	By:	/s/ H. Pete Montaño
H. PETE MONTAÑO, Director

Dated: March 12, 2019	By:	/s/ Daniel C. Sullivan
DANIEL C. SULLIVAN, Director

Dated: March 12, 2019	By:	/s/ Allen W. West
ALLEN W. WEST,
Vice President-Finance, Chief Financial Officer,
Secretary and Treasurer
(principal financial and accounting officer)