Form 10-Q
period 2019-03-31
PAM TRANSPORTATION SERVICES INC
filed 2019-04-25
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 19, 2019
Common Stock, $.01 Par Value	5,920,005

P.A.M. TRANSPORTATION SERVICES, INC.

Form 10-Q

For The Quarter Ended March 31, 2019

Part I. Financial Information

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$286	$282
Accounts receivable-net:
Trade, less allowance of $2,293 and $2,224, respectively	68,735	63,350
Other	3,717	3,814
Inventories	1,471	1,461
Prepaid expenses and deposits	9,114	10,393
Marketable equity securities	30,805	27,549
Income taxes refundable	1,804	1,876
Total current assets	115,932	108,725

Property and equipment:
Land	5,596	5,596
Structures and improvements	19,611	19,547
Revenue equipment	455,454	457,142
Office furniture and equipment	10,221	10,040
Total property and equipment	490,882	492,325
Accumulated depreciation	(144,494)	(137,738)
Net property and equipment	346,388	354,587

Other assets	2,752	2,754

TOTAL ASSETS	$465,072	$466,066

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,716	$20,002
Accrued expenses and other liabilities	25,907	23,497
Current maturities of long-term debt	58,508	63,908
Total current liabilities	107,131	107,407

Long-term debt-less current portion	146,969	157,315
Deferred income taxes	64,626	61,897
Total liabilities	318,726	326,619

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,613,394 and 11,612,144 shares issued; 5,918,160 and 5,956,558 shares outstanding at March 31, 2019 and December 31, 2018, respectively	116	116
Additional paid-in capital	82,992	82,776
Treasury stock, at cost; 5,695,234 and 5,655,586 shares at March 31, 2019 and December 31, 2018, respectively	(144,170)	(142,552)
Retained earnings	207,408	199,107
Total shareholders’ equity	146,346	139,447

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$465,072	$466,066

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
OPERATING REVENUES:
Revenue, before fuel surcharge	$110,345	$99,104
Fuel surcharge	18,341	20,354
Total operating revenues	128,686	119,458

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	31,063	28,639
Operating supplies and expenses	23,512	22,671
Rent and purchased transportation	44,554	45,917
Depreciation	13,187	11,623
Insurance and claims	4,114	4,268
Other	2,994	2,581
(Gain)/loss on disposition of equipment	(425)	3
Total operating expenses and costs	118,999	115,702

OPERATING INCOME	9,687	3,756

NON-OPERATING INCOME/(EXPENSE)	3,472	(879)
INTEREST EXPENSE	(2,040)	(1,160)

INCOME BEFORE INCOME TAXES	11,119	1,717

FEDERAL AND STATE INCOME TAX EXPENSE:
Current	89	35
Deferred	2,729	295
Total federal and state income tax expense	2,818	330

NET INCOME	$8,301	$1,387

INCOME PER COMMON SHARE:
Basic	$1.40	$0.22
Diluted	$1.39	$0.22

AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,921	6,168
Diluted	5,985	6,264

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Three Months Ended
	March 31,
	2019	2018
OPERATING ACTIVITIES:
Net income	$8,301	$1,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,187	11,623
Bad debt expense	69	158
Stock compensation-net of excess tax benefits	306	233
Provision for deferred income taxes	2,729	295
Recognized (gain) loss on marketable equity securities	(3,184)	1,142
(Gain)/loss on disposition of equipment	(425)	3
Changes in operating assets and liabilities:
Accounts receivable	(5,356)	(6,693)
Prepaid expenses, deposits, inventories, and other assets	1,269	1,633
Income taxes refundable	75	31
Trade accounts payable	199	4,414
Accrued expenses and other liabilities	2,567	1,494
Net cash provided by operating activities	19,737	15,720

INVESTING ACTIVITIES:
Purchases of property and equipment	(7,926)	(13,220)
Proceeds from disposition of equipment	5,787	756
Purchases of marketable equity securities, net of return of capital	(72)	(582)
Net cash used in investing activities	(2,211)	(13,046)

FINANCING ACTIVITIES:
Borrowings under line of credit	131,387	130,935
Repayments under line of credit	(133,442)	(126,372)
Borrowings of long-term debt	5,789	6,949
Repayments of long-term debt	(19,480)	(14,674)
Borrowings under margin account	166	669
Repayments under margin account	(324)	(290)
Repurchases of common stock	(1,618)	(36)
Exercise of stock options	-	168
Net cash used in financing activities	(17,522)	(2,651)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4	23

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -Beginning of period	282	224

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -End of period	$286	$247

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$2,037	$1,164
Income taxes	$15	$5

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$4,025	$2,431

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Stockholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2019	5,957	$116	$82,776	$(142,552)	$199,107	$139,447

Net Income					8,301	8,301

Exercise of stock awards-shares issued including tax benefits	1		-			-

Treasury stock repurchases	(40)			(1,618)		(1,618)

Stock compensation (1)			216			216

Balance at March 31, 2019	5,918	$116	$82,992	$(144,170)	$207,408	$146,346

(1)	Approximately $90,000 was accrued as Share-based compensation at March 31, 2019 for restricted stock earned by non-employee directors but for which shares were not issued until April 2019.

	Common Stock Shares / Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2018	6,161	$115	$81,559	$7,444	$(129,183)	$167,669	$127,604

Net Income						1,387	1,387

Exercise of stock options and stock awards-shares issued including tax benefits	17		168				168

Treasury stock repurchases	(1)				(36)		(36)

Share-based compensation (1)			162				162

Cumulative effect adjustment – ASU 2016-01				(7,444)		7,444	-

Balance at March 31, 2018	6,177	$115	$81,889	-	$(129,219)	$176,500	$129,285

(1)	Approximately $70,000 was accrued as Share-based compensation at March 31, 2018 for restricted stock earned by non-employee directors but for which shares were not issued until April 2018.

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2019

NOTE A: BASIS OF PRESENTATION

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “P.A.M.,” the “Company,” “we,” “our,” or “us” mean P.A.M. Transportation Services, Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

NOTE B: RECENT ACCOUNTING PRONOUNCEMENTS

In July 2018, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update, (“ASU”) No. 2018-09, (“ASU 2018-09”), Codification Improvements. ASU 2018-09 was issued to update codification on multiple topics, and includes updates for technical corrections, clarifications and other minor improvements. ASU 2018-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The adoption of this guidance on January 1, 2019 did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

In July 2018, the FASB issued ASU No. 2018-10, (“ASU 2018-10”), Codification Improvements to Topic 842, Leases. ASU 2018-10 was issued to update codification specific to Topic 842, and includes updates for technical corrections, clarifications and other minor improvements. ASU 2018-10 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The adoption of this guidance on January 1, 2019 did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

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

In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases and amounts previously recognized in accordance with business combinations guidance for leases. The new standard was effective for public companies for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted.

The Company currently leases shop, office and parking spaces in various locations around the country. The initial term for the majority of these leases is one year, with an option for early cancellation and an option to renew for subsequent one month periods. These leases can be terminated by either party by providing notice to the other party of the intent to cancel or to not extend. Relatively short lease durations for these properties are intended to provide flexibility to the Company as changing operational needs and shifting opportunities often result in cancellation or non-renewal of these leases by the Company or the lessor.

The initial lease term for certain shop and office locations is for periods ranging from one to five years with early cancellation options. The Company insists on early cancellation provisions when negotiating leases to prevent becoming locked into long term leases that become operationally unjustified and to allow the flexibility to pursue more cost effective options for similar properties if they become available. These leases often include the option to extend for additional periods, which may or may not be exercised. Based on historical experience, the Company does not always extend these leases, sometimes exercises the option to cancel leases early and sometimes lessors choose to cancel leases or not extend.

The Company has concluded that it is not appropriate to record a right to use asset or liability for the shop, office and parking spaces for lease arrangements as of March 31, 2019 or December 31, 2018. This conclusion is based on the determination that the lease term for the majority of these leases is under one year in duration, and that based on historical experience, it is reasonable to conclude that we may cancel longer term leases or options to extend for periods in excess of one year may not be exercised.

The Company leases trucks to independent contractors under our lease-to-own program. We also lease dock space to a related party at our Laredo, Texas terminal. We have reviewed these leases and determined that the adoption of ASU 2016-02 did not require a change to our financial statements, as our method of accounting for related assets and lease revenue is consistent with the provisions of the new standard.

Because the Company’s historical method of accounting for leases is consistent with the provisions of ASU 2016-02, the adoption of ASU 2016-02 on January 1, 2019 did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

With the exception of the new standards discussed above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2019, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, that are of significance or potential significance to the Company.

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

Company revenue is generated from freight transportation services performed utilizing heavy truck trailer combinations. While various ownership arrangements may exist for the equipment utilized to perform these services, including Company owned or leased, owner-operator owned, and third party carriers, revenue is generated from the same base of customers. Contracts with these customers establish rates for services performed, which are predominantly rates that will be paid to pick up, transport and drop off freight at various locations. In addition to transportation, revenue is also awarded for various accessorial services performed in conjunction with the base transportation service. The Company also has other revenue categories that are not discussed in this note or broken out in our Statements of Operations due to their immaterial amounts.

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

The following table sets forth market value, cost, and unrealized gains on equity securities as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
	(in thousands)
Fair market value	$30,805	$27,549
Cost	26,000	25,602
Unrealized gain	$4,805	$1,947

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
	(in thousands)
Gross unrealized gains	$7,129	$5,668
Gross unrealized losses	2,324	3,721
Net unrealized gains	$4,805	$1,947

There were no sales of marketable equity securities during the first three months of 2019 or 2018.

For the quarter ended March 31, 2019, the Company recognized dividends received of approximately $277,000 in non-operating income in its statements of operations. For the quarter ended March 31, 2018, the Company recognized dividends of approximately $271,000 in non-operating income in its statements of operations.

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of March 31, 2019 and December 31, 2018, the Company had outstanding borrowings of approximately $11,123,000 and $11,281,000, respectively, under its margin account. Margin account borrowings are used for the purchase of marketable equity securities and as a source of short-term liquidity and are included in Accrued expenses and other liabilities on our balance sheets.

Our marketable equity securities portfolio had a net unrealized pre-tax gain in market value of approximately $3,184,000 during the first quarter of 2019, and a net unrealized pre-tax loss in market value of approximately $1,142,000 during the first quarter of 2018, which were reported as Non-operating income for the respective periods.

NOTE E: STOCK BASED COMPENSATION

The Company maintains a stock incentive plan (the “Plan”) under which incentive and nonqualified stock options and other stock awards may be granted. Under the Plan, 750,000 shares are reserved for the issuance of stock awards to directors, officers, key employees, and others. The stock option exercise price and the restricted stock purchase price under the Plan shall not be less than 85% of the fair market value of the Company’s common stock on the date the award is granted. The fair market value is determined by the closing price of the Company’s common stock, on its primary exchange, on the same date that the option or award is granted.

On March 31, 2019, each non-employee director accrued 205 shares of common stock under the Plan. The shares were issued by the Company in April 2019 and had a grant date fair value of $48.94 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately.

The total grant date fair value of stock vested during the first three months of 2019 was approximately $39,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first three months of 2019 was approximately $306,000 and includes approximately $90,000 recognized as a result of the accrual of 205 shares to each non-employee director during the first quarter of 2019. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.04 during the first quarter of 2019. As of March 31, 2019, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1,648,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $630,000 in additional compensation expense related to unvested option awards during the remainder of 2019 and to recognize approximately $430,000, $294,000 and $294,000 in additional compensation expense related to unvested option awards during the years 2020, 2021 and 2022, respectively.

The total grant date fair value of stock and stock options vested during the first three months of 2018 was approximately $39,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first three months of 2018 was approximately $233,000, and included approximately $70,000 recognized as a result of the grant of 276 shares to each non-employee director during the first quarter of 2018. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.03 during the first quarter 2018. As of March 31, 2018, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1,171,000 which was being amortized on a straight-line basis over the remaining vesting period.

A summary of the status of the Company’s non-vested restricted stock as of March 31, 2019 and changes during the three months ended March 31, 2019, is as follows:

	Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2019	100,917	$23.09
Granted	-	-
Canceled/forfeited/expired	-	-
Vested	(1,250)	30.81
Non-vested at March 31, 2019	99,667	$22.99

___________________________

Cash received from option exercises totaled approximately $0 and $168,000 during the three months ended March 31, 2019 and March 31, 2018, respectively. The Company issues new shares upon option exercise.

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

	Three Months Ended March 31,
	2019		2018
	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$90,013	81.6	$80,524	81.3
Brokerage and Logistics Services revenue	20,332	18.4	18,580	18.7
Total revenues	$110,345	100.0	$99,104	100.0

NOTE G: TREASURY STOCK

The Company’s stock repurchase program has been extended and expanded several times, most recently in April 2017, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. During the three months ended March 31, 2019, the Company repurchased 39,648 shares of its common stock at an aggregate cost of approximately $1.6 million under this program.

The Company accounts for Treasury stock using the cost method and as of March 31, 2019, 5,695,234 shares were held in the treasury at an aggregate cost of approximately $144.2 million.

NOTE H: NET INCOME PER SHARE

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

	Three Months Ended
	March 31,
	2019	2018
	(in thousands, except per share data)

Net income	$8,301	$1,387

Basic weighted average common shares outstanding	5,921	6,168
Dilutive effect of common stock equivalents	64	96
Diluted weighted average common shares outstanding	5,985	6,264

Basic earnings per share	$1.40	$0.22
Diluted earnings per share	$1.39	$0.22

As of March 31, 2019 and March 31, 2018, there were no options outstanding to purchase shares of common stock that had an anti-dilutive effect on the computation of diluted earnings per share.

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of March 31, 2019, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of March 31, 2019, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the three months ended March 31, 2019 and 2018, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company’s effective income tax rates were 25.4% and 19.2% for the three months ended March 31, 2019 and 2018, respectively. Our effective tax rate for the three months ended March 31, 2019 differs from amounts computed by applying the United States federal statutory rates to pre-tax income primarily due to state taxes and the tax benefits related to stock-based compensation.

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

At March 31, 2019, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$30,805	$30,805	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at March 31, 2019 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$197,340	$197,597

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE

During the first three months of 2019, the Company’s subsidiaries entered into installment obligations totaling approximately $5.8 million for the purpose of purchasing revenue equipment. These obligations are payable in 36 monthly installments.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the fiscal year ended December 31, 2018.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 81.6% and 81.3% of total revenues, excluding fuel surcharges, for the three months ended March 31, 2019 and 2018, respectively. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefits costs, independent broker costs (which we record as purchased transportation), insurance, maintenance and capital equipment costs.

In discussing our results of operations, we use revenue, before fuel surcharge (and fuel expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended March 31, 2019 and 2018, approximately $18.3 million and $20.4 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are reported net of fuel surcharges.

	Three Months Ended
	March 31,
	2019	2018
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	33.3	34.6
Operating supplies and expenses	5.7	2.8
Rent and purchased transportation	30.3	36.3
Depreciation	14.5	14.4
Insurance and claims	4.5	5.3
Other	3.1	3.0
Gain on sale or disposal of property	(0.4)	-
Total operating expenses	91.0	96.4
Operating income	9.0	3.6
Non-operating income/(expense)	3.5	(1.0)
Interest expense	(2.0)	(1.3)
Income before income taxes	10.5	1.3

THREE MONTHS ENDED MARCH 31, 2019 VS. THREE MONTHS ENDED MARCH 31, 2018

During the first quarter of 2019, truckload services revenue, before fuel surcharges, increased 11.8% to $90.0 million as compared to $80.5 million during the first quarter of 2018. The increase in revenue was primarily the result of increases in our average fleet size and average rate per mile charged to our customers during the first quarter 2019 compared to the first quarter 2018. These increases were partially offset by a decrease in the total number of miles driven per truck for the first quarter of 2019 compared to the first quarter of 2018.

Salaries, wages and benefits decreased from 34.6% of revenues, before fuel surcharges, in the first quarter of 2018 to 33.3% of revenues, before fuel surcharges, during the first quarter of 2019. This decrease is primarily attributable to decreases in worker’s compensation and group health insurance claims for the first quarter of 2019 compared to the first quarter of 2018. To a lesser degree, the effect of higher revenues without a corresponding increase in those wages with fixed cost characteristics, such as general and administrative wages, also contributed to the decrease in salaries, wages and benefits as a percentage of revenues, before fuel surcharges.

Operating supplies and expenses increased from 2.8% of revenues, before fuel surcharges, during the first quarter of 2018 to 5.7% of revenues, before fuel surcharges, during the first quarter of 2019. The increase relates primarily to an increase in the average surcharge-adjusted fuel price paid per gallon of diesel fuel. The average surcharge-adjusted fuel price paid per gallon of diesel fuel increased as a result of lower fuel surcharge collections from customers. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that, during periods of rising fuel prices, fuel surcharge collections increase, while fuel surcharge collections decrease during periods of falling fuel prices.

Rent and purchased transportation decreased from 36.3% of revenues, before fuel surcharges, during the first quarter of 2018 to 30.3% of revenues, before fuel surcharges, during the first quarter of 2019. The decrease was primarily due to a decrease in the number of loads transported by third party carriers during the first quarter 2019 compared to the first quarter 2018. This decrease occurred as the average number of company owned trucks increased for the first quarter 2019 compared to the first quarter 2018, providing additional company-owned capacity and diminishing the need to utilize third party carriers.

Depreciation increased from 14.4% of revenues, before fuel surcharges, during the first quarter of 2018 to 14.5% of revenues, before fuel surcharges, during the first quarter of 2019. This increase is primarily the result of an increase in the average number of trucks and trailers in our fleet for the first quarter of 2019 compared to the first quarter of 2018.

Insurance and claims expense decreased from 5.3% of revenues, before fuel surcharges, during the first quarter of 2018 to 4.5% of revenues before fuel surcharges, during the first quarter of 2019. This decrease primarily resulted from a decision to become self-insured for property damage on company owned trucks commencing on September 1, 2018. During the first quarter 2018, the Company paid for property damage coverage for company owned trucks through a third party insurance carrier. This coverage was in place through August 31, 2018, at which time the Company dropped insurance coverage and became self-insured. Also contributing to the decrease as a percentage of revenue, before fuel surcharges, is the interaction of the increase in revenue with the decrease in total miles driven. Miles driven generally serve as the premium basis for the majority of our insurance coverage.

Non-operating income/(expense) increased from (1.0%) of revenues, before fuel surcharges, during the first quarter of 2018 to 3.5% of revenues, before fuel surcharges, during the first quarter of 2019. This increase primarily resulted from an increase in income related to the change in market values of equity securities. Approximately a $3.2 million increase in the market value of our marketable equity securities was recorded in non-operating income during the first quarter of 2019, compared to a $1.1 million loss in the market value of our equity securities during the first quarter of 2018.

Interest expense increased from 1.3% of revenues, before fuel surcharges, during the first quarter 2018 to 2.0% of revenues, before fuel surcharges during the first quarter 2019. This increase is attributable to market increases in interest rates.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 96.4% for the first quarter of 2018 to 91.0% for the first quarter of 2019.

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

	Three Months Ended
	March 31,
	2019	2018
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	5.4	4.4
Rent and purchased transportation	84.9	89.8
Other	2.1	1.3
Total operating expenses	92.4	95.5
Operating income	7.6	4.5
Non-operating income/(expense)	1.7	(0.5)
Interest expense	(1.0)	(0.5)
Income before income taxes	8.3	3.5

THREE MONTHS ENDED MARCH 31, 2019 VS. THREE MONTHS ENDED MARCH 31, 2018

During the first quarter of 2019, logistics and brokerage services revenue, before fuel surcharges, increased 9.4% to $20.3 million as compared to $18.6 million during the first quarter of 2018. The increase relates to an increase in the number of loads during the first quarter of 2019 as compared to the first quarter of 2018.

Salaries, wages and benefits increased from 4.4% of revenues, before fuel surcharges, in the first quarter of 2018 to 5.4% of revenues, before fuel surcharges, during the first quarter of 2019. The increase relates primarily to an increase in the number of employees utilized by logistics and brokerage service operations.

Rents and purchased transportation decreased from 89.8% of revenues, before fuel surcharges, during the first quarter of 2018 to 84.9% of revenues, before fuel surcharges, during the first quarter of 2019. The decrease results from paying third party carriers a smaller percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 95.5% for the first quarter of 2018 to 92.4% for the first quarter of 2019.

Non-operating income/(expense) increased from (0.5%) of revenues, before fuel surcharges, during the first quarter of 2018 to 1.7% of revenues, before fuel surcharges, during the first quarter of 2019. This increase primarily resulted from an increase in income related to the change in market values of equity securities. Approximately a $3.2 million increase in the market value of our marketable equity securities was recorded in non-operating income during the first quarter of 2019, compared to a $1.1 million loss in the market value of our equity securities during the first quarter of 2018.

Interest expense increased from 0.5% of revenues, before fuel surcharges, during the first quarter 2018 to 1.0% of revenues, before fuel surcharges during the first quarter 2019. This increase is attributable to market increases in interest rates.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED MARCH 31, 2019 VS. THREE MONTHS ENDED MARCH 31, 2018

Operating income for all divisions was approximately $9.7 million, or 8.8% of revenues, before fuel surcharges, for the first quarter of 2019 as compared to operating income of approximately $3.8 million, or 3.8% of revenues, before fuel surcharges, for the first quarter of 2018. Net income for all divisions was approximately $8.3 million, or 7.5% of revenues, before fuel surcharges for the first quarter of 2019 as compared to net income of $1.4 million, or 1.4% of revenues, before fuel surcharges for the first quarter of 2018. The increase in net income resulted in diluted earnings per share of $1.39 for the first quarter of 2019 as compared to diluted earnings per share of $0.22 for the first quarter of 2018.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our lines of credit, installment notes, and our investment margin account.

During the first three months of 2019, we generated $19.7 million in cash from operating activities. Investing activities used $2.2 million in cash in the first three months of 2019. Financing activities used $17.5 million in cash in the first three months of 2019.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first three months of 2019, we utilized cash on hand, installment notes, and our lines of credit to finance purchases of revenue equipment and other assets of approximately $7.9 million.

Occasionally, we finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 84 months. During the first three months of 2019, the Company’s subsidiary, P.A.M. Transport, Inc., entered into installment obligations totaling approximately $5.8 million for the purpose of purchasing revenue equipment. These obligations are payable in 36 monthly installments.

During the remainder of 2019, we expect to purchase approximately 500 new trucks and 500 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $63.4 million.

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

During the first three months of 2019, we maintained a revolving line of credit. On January 25, 2019, certain terms of this revolving line of credit were amended to increase the borrowing limit from $40.0 million to $60.0 million, extend the term by one year, reduce the interest rate by 25 basis points and make certain other changes. See “Item 8. Financial Statements and Supplementary Data, Note 1 to the Consolidated Financial Statements – Subsequent Events” in our Annual Report on Form 10K for the year ended December 31, 2018, for additional information. Under the amended credit facility, amounts outstanding under the line bear interest at LIBOR (determined as of the first day of each month) plus 1.25% (3.74% at March 31, 2019), are secured by our trade accounts receivable and mature on July 1, 2021. The amended credit facility also establishes and “unused fee” of 0.25% if average borrowings are less than $18.0 million.

At March 31, 2019 outstanding advances on the line of credit were approximately $8.7 million, including approximately $0.6 million in letters of credit, with availability to borrow $51.3 million.

Trade accounts receivable increased from $63.4 million at December 31, 2018 to $68.7 million at March 31, 2019. The increase relates to a general increase in freight revenues, which flows through the accounts receivable account, at the end of the first quarter of 2019 as compared to the end of the last quarter of 2018.

Prepaid expenses and deposits decreased from $10.4 million at December 31, 2018 to $9.1 million at March 31, 2019. The decrease relates to the normal amortization of items prepaid as of December 31, 2018.

Marketable equity securities increased from $27.5 million at December 31, 2018 to $30.8 million at March 31, 2019. The $3.3 million increase was due to a net increase in market value of approximately $3.2 million during the first three months of 2019, and to the purchase of marketable equity securities with a combined market value of approximately $0.1 million.

Accounts payable increased from $20.0 million at December 31, 2018 to $22.7 million at March 31, 2019. This increase was primarily attributable to an increase in unpaid invoices for new equipment at March 31, 2019 compared to December 31, 2018.

Long-term debt and current maturities of long term-debt are reviewed on an aggregate basis, as the classification of amounts in each category are typically affected merely by the passage of time. Long-term debt and current maturities of long-term debt, on an aggregate basis, decreased from $221.2 million at December 31, 2018 to $205.5 million at March 31, 2019. The decrease was primarily related to the net effect of installment note payments made during the first three months of 2019, partially offset by additional borrowings received during the first three months of 2019.

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

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities increased to $30.8 million at March 31, 2019 from $27.5 million at December 31, 2018. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $3.1 million. For additional information with respect to the marketable equity securities, see Note D to our condensed consolidated financial statements.

Interest Rate Risk

Our line of credit bears interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are affected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $8.1 million of variable rate debt was outstanding under our line of credit for a full fiscal year; a hypothetical 100 basis point increase in LIBOR would result in approximately $81,000 of additional interest expense.

Commodity Price Risk

Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our 2018 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by $5.2 million.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk related to the activities of our branch office located in Mexico. Currently, we do not hedge our exchange rate exposure through any currency forward contracts, currency options, or currency swaps as all of our revenues, and substantially all of our expenses and capital expenditures, are transacted in U.S. dollars. However, certain operating expenditures and capital purchases related to our Mexico branch office are incurred in or exposed to fluctuations in the exchange rate between the U.S. dollar and the Mexican peso. Based on 2018 expenditures denominated in pesos, a 10% increase in the exchange rate would increase our annual operating expenses by $267,000.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s stock repurchase program has been extended and expanded several times, most recently in April 2017, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. Since the reauthorization, the Company has repurchased 251,718 shares of its common stock under this repurchase program.

The following table summarizes the Company’s common stock repurchases during the first quarter of 2019 made pursuant to the stock repurchase program. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser.”

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1-31, 2019	39,644	$40.78	39,644	248,286
February 1-28, 2019	4	49.95	4	248,282
March 1-31, 2019	-	-	-	248,282
Total	39,648	$40.78	39,648

(1)	The Company’s stock repurchase program does not have an expiration date.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002.)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 11, 2007.)
4.1

Amended and Restated Loan Agreement, dated March 28, 2016, by and among P.A.M. Transport, Inc., First Tennessee Bank National Association and the Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on April 1, 2016.)

4.2

Amendment to Amended and Restated Loan Agreement, dated July 27, 2017, by and among P.A.M. Transport, Inc., First Tennessee Bank National Association and the Company (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on January 31, 2019.)

4.3

Second Amendment to Amended and Restated Loan Agreement, dated January 25, 2019 by and among P.A.M. Transport, Inc., Frist Tennessee Bank National Association and the Company (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on January 31, 2019.)

4.4

Fifth Amended and Restated Consolidated Revolving Credit Note, dated January 25, 2019, by P.A.M. Transport, Inc. in favor of First Tennessee Bank National Association (incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K filed on January 31, 2019.)

4.5

Amended and Restated Security Agreement, dated March 28, 2016, by and between P.A.M. Transport, Inc. and First Tennessee Bank National Association (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on April 1, 2016.)

4.6

First Amendment to Amended and Restated Security Agreement, dated January 25, 2019, by and between P.A.M. Transport, Inc. and First Tennessee Bank National Association (incorporated by reference to Exhibit 4.6 of the Company’s Form 8-k filed on January 31, 2019.)

4.7

Fifth Amended and Restated Guaranty Agreement of the Company, dated January 25, 2019, in favor of First Tennessee Bank National Association (incorporated by reference to Exhibit 4.7 of the Company’s Form 8-K filed on January 31, 2019.)

10.1	Employment Agreement between the Company and Allen W. West, dated March 7, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 11, 2019.)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: April 25, 2019	By: /s/ Daniel H. Cushman
Daniel H. Cushman
President and Chief Executive Officer
(principal executive officer)

Dated: April 25, 2019	By: /s/ Allen W. West
Allen W. West
Vice President-Finance, Chief Financial
Officer, Secretary and Treasurer
(principal accounting and financial officer)