Form 10-Q
period 2019-06-30
PAM TRANSPORTATION SERVICES INC
filed 2019-08-02
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	PTSI	NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 25, 2019
Common Stock, $.01 Par Value	5,757,318

P.A.M. TRANSPORTATION SERVICES, INC.

Form 10-Q

For The Quarter Ended June 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (in thousands, except share and per share data)
	June 30,	December 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$296	$282
Accounts receivable-net:
Trade, less allowance of $2,440 and $2,224, respectively	62,692	63,350
Other	3,137	3,814
Inventories	1,301	1,461
Prepaid expenses and deposits	7,842	10,393
Marketable equity securities	29,454	27,549
Income taxes refundable	1,974	1,876
Total current assets	106,696	108,725

Property and equipment:
Land	5,596	5,596
Structures and improvements	19,937	19,547
Revenue equipment	482,478	457,142
Office furniture and equipment	10,294	10,040
Total property and equipment	518,305	492,325
Accumulated depreciation	(156,061)	(137,738)
Net property and equipment	362,244	354,587

Other assets	4,077	2,754

TOTAL ASSETS	$473,017	$466,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,356	$20,002
Accrued expenses and other liabilities	24,204	23,497
Current maturities of long-term debt	58,738	63,908
Total current liabilities	103,298	107,407

Long-term debt-less current portion	158,397	157,315
Deferred income taxes	66,820	61,897
Other long-term liabilities	1,015	-
Total liabilities	329,530	326,619

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,648,785 and 11,612,144 shares issued; 5,757,318 and 5,956,558 shares outstanding at June 30, 2019 and December 31, 2018, respectively	116	116
Additional paid-in capital	83,302	82,776
Treasury stock, at cost; 5,891,467 and 5,655,586 shares at June 30, 2019 and December 31, 2018, respectively	(155,993)	(142,552)
Retained earnings	216,062	199,107
Total stockholders’ equity	143,487	139,447

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$473,017	$466,066

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
OPERATING REVENUES:
Revenue, before fuel surcharge	$112,352	$112,881	$222,696	$211,985
Fuel surcharge	20,648	22,421	38,990	42,776
Total operating revenues	133,000	135,302	261,686	254,761

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	30,603	29,971	61,667	58,610
Operating supplies and expenses	24,520	23,506	48,032	46,176
Rent and purchased transportation	43,353	52,075	87,907	97,992
Depreciation	13,614	12,734	26,801	24,358
Insurance and claims	4,061	4,451	8,175	8,719
Other	3,539	3,067	6,533	5,648
Loss (gain) on sale or disposition of equipment	99	(519)	(327)	(515)
Total operating expenses and costs	119,789	125,285	238,788	240,988

OPERATING INCOME	13,211	10,017	22,898	13,773

NON-OPERATING (EXPENSE)/INCOME	(197)	632	3,275	(247)
INTEREST EXPENSE	(2,059)	(1,355)	(4,099)	(2,515)

INCOME BEFORE INCOME TAXES	10,955	9,294	22,074	11,011

FEDERAL AND STATE INCOME TAX EXPENSE:
Current	107	142	196	177
Deferred	2,194	1,863	4,923	2,158
Total federal and state income tax expense	2,301	2,005	5,119	2,335

NET INCOME	$8,654	$7,289	$16,955	$8,676

INCOME PER COMMON SHARE:
Basic	$1.47	$1.18	$2.87	$1.41
Diluted	$1.45	$1.17	$2.84	$1.39

AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,901	6,159	5,911	6,163
Diluted	5,949	6,229	5,962	6,257

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Six Months Ended
	June 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$16,955	$8,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,801	24,358
Bad debt expense	216	389
Stock compensation-net of excess tax benefits	526	395
Provision for deferred income taxes	4,923	2,158
Recognized (gain) loss on marketable equity securities	(2,593)	810
Gain on sale or disposition of equipment	(327)	(515)
Changes in operating assets and liabilities:
Accounts receivable	1,119	(17,258)
Prepaid expenses, deposits, inventories, and other assets	2,690	3,314
Income taxes (payable) refundable	(98)	124
Trade accounts payable	1,385	5,361
Accrued expenses and other liabilities	1,602	1,712
Net cash provided by operating activities	53,199	29,524

INVESTING ACTIVITIES:
Purchases of property and equipment	(26,912)	(39,768)
Proceeds from disposition of equipment	7,760	4,450
Sales of marketable equity securities	762	-
Purchases of marketable equity securities, net of return of capital	(72)	(2,006)
Net cash used in investing activities	(18,462)	(37,324)

FINANCING ACTIVITIES:
Borrowings under line of credit	283,704	299,959
Repayments under line of credit	(283,187)	(274,702)
Borrowings of long-term debt	16,386	25,046
Repayments of long-term debt	(37,006)	(37,002)
Borrowings under margin account	252	2,166
Repayments under margin account	(1,431)	(565)
Repurchases of common stock	(13,441)	(7,531)
Exercise of stock options	-	468
Net cash (used in) provided by financing activities	(34,723)	7,839

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	14	39

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -Beginning of period	282	224

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -End of period	$296	$263

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$4,102	$2,452
Income taxes	$292	$53

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$566	$9,888

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Stockholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2019	5,957	$116	$82,776	$(142,552)	$199,107	$139,447

Net Income					8,301	8,301

Stock awards-shares issued including tax benefits	1					-

Treasury stock repurchases	(40)			(1,618)		(1,618)

Stock based compensation (1)			216			216

Balance at March 31, 2019	5,918	$116	$82,992	$(144,170)	$207,408	$146,346

Net Income					8,654	8,654

Stock awards-shares issued including tax benefits	35		-			-

Treasury stock repurchases	(196)			(11,823)		(11,823)

Stock based compensation			310			310

Balance at June 30, 2019	5,757	$116	$83,302	$(155,993)	$216,062	$143,487

(1)	Approximately $90,000 was accrued as Share-based compensation at March 31, 2019 for restricted stock earned by non-employee directors but for which shares were not issued until April 2019.

	Common Stock Shares / Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2018	6,161	$115	$81,559	$7,444	$(129,183)	$167,669	$127,604

Net Income						1,387	1,387

Exercise of stock options and vesting of stock awards-shares issued including tax benefits	17		168				168

Treasury stock repurchases	(1)				(36)		(36)

Stock based compensation (1)			162				162

Cumulative effect adjustment – ASU 2016-01				(7,444)		7,444	-

Balance at March 31, 2018	6,177	$115	$81,889	-	$(129,219)	$176,500	$129,285

Net Income						7,289	7,289

Exercise of stock options and vesting of stock awards-shares issued including tax benefits	63	1	299				300

Treasury stock repurchases	(186)				(7,495)		(7,495)

Stock based compensation (1)			233				233

Balance at June 30, 2018	6,054	$116	$82,421	-	$(136,714)	$183,789	$129,612

(1)	Approximately $70,000 was accrued as Share-based compensation at March 31, 2018 for restricted stock earned by non-employee directors but for which shares were not issued until April 2018.

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2019

NOTE A: BASIS OF PRESENTATION

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “P.A.M.,” the “Company,” “we,” “our,” or “us” mean P.A.M. Transportation Services, Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six-month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update seeks to increase the transparency and comparability among public entities by requiring filers to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The new standard was effective for public companies for annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted.

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

The adoption of this guidance on January 1, 2019 did not have a material impact on the Company’s financial condition, results of operations, or cash flows. See Note M - Leases for additional adoption information and disclosures required by Accounting Standards Codification (“ASC”) Topic 842.

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

With the exception of the new standards discussed above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2019, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, that are of significance or potential significance to the Company.

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

The following table sets forth market value, cost, and unrealized gains on equity securities as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
	(in thousands)
Fair market value	$29,454	$27,549
Cost	25,714	25,602
Unrealized gain	$3,740	$1,947

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
	(in thousands)
Gross unrealized gains	$6,803	$5,668
Gross unrealized losses	3,063	3,721
Net unrealized gains	$3,740	$1,947

The following table shows the Company’s net realized gains during the first three and six months, respectively, of 2019 and 2018 on certain marketable equity securities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Sales proceeds	$762	$-	$762	$-
Cost of securities sold	248	-	248	-
Realized gain	$514	$-	$514	$-

Realized gain, net of taxes	$395	$-	$395	$-

For the quarter ended June 30, 2019, the Company recognized dividends received of approximately $307,000 in non-operating income in its statements of operations. For the quarter ended June 30, 2018, the Company recognized dividends received of approximately $254,000 in non-operating income in its statements of operations.

For the six months ended June 30, 2019, the Company recognized dividends received of approximately $586,000 in non-operating income in its statements of operations. For the six months ended June 30, 2018, the Company recognized dividends received of approximately $472,000 in non-operating income in its statements of operations.

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of June 30, 2019 and December 31, 2018, the Company had outstanding borrowings of approximately $10,103,000 and $11,281,000, respectively, under its margin account. Margin account borrowings are used for the purchase of marketable equity securities and as a source of short-term liquidity and are included in Accrued expenses and other liabilities on our balance sheets.

Our marketable equity securities portfolio had a net unrealized pre-tax loss in market value of approximately $589,000 during the second quarter of 2019, and a net unrealized pre-tax gain in market value of approximately $333,000 during the second quarter of 2018, which were reported as Non-operating income (expense) for the respective periods.

NOTE E: STOCK BASED COMPENSATION

The Company maintains a stock incentive plan (the “Plan”) under which incentive and nonqualified stock options and other stock awards may be granted. Under the Plan, 750,000 shares are reserved for the issuance of stock awards to directors, officers, key employees, and others. The stock option exercise price and the restricted stock value under the Plan shall not be less than 85% of the fair market value of the Company’s common stock on the date the award is granted. The fair market value is determined by the closing price of the Company’s common stock, on its primary exchange, on the same date that the option or award is granted.

During the first six months of 2019, 2,058 shares of restricted stock were granted to non-employee directors under the Plan. The stock awarded to non-employee directors had a grant date weighted average fair value of $48.75 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately.

The total grant date fair value of stock vested during the first six months of 2019 was approximately $685,000. Total pre-tax stock based compensation expense, recognized in Salaries, wages and benefits during the first six months of 2019 was approximately $526,000 and includes approximately $100,000 recognized as a result of the grant of shares to each non-employee director during the first six months of 2019. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.07 during the first six months of 2019. As of June 30, 2019, the Company had stock based compensation plans with total unvested stock-based compensation expense of approximately $1,438,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $420,000 in additional compensation expense related to unvested option awards during the remainder of 2019 and to recognize approximately $430,000, $294,000 and $294,000 in additional compensation expense related to unvested option awards during the years 2020, 2021 and 2022, respectively.

The total grant date fair value of stock vested during the first six months of 2018 was approximately $655,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first six months of 2018 was approximately $395,000, and included approximately $70,000 recognized as a result of the grant of 276 shares to each non-employee director during the first six months of 2018. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.05 during the first six months 2018. As of June 30, 2018, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1,008,000 which was being amortized on a straight-line basis over the remaining vesting period.

A summary of the status of the Company’s non-vested restricted stock as of June 30, 2019 and changes during the six months ended June 30, 2019, is as follows:

	Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2019	100,917	$23.09
Granted	2,058	48.75
Canceled/forfeited/expired	-	-
Vested	(36,641)	18.69
Non-vested at June 30, 2019	66,334	$26.31
__________________________

Cash received from option exercises totaled approximately $0 and $468,000 during the six months ended June 30, 2019 and June 30, 2018, respectively.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$92,867	82.7	$89,131	79.0	$182,879	82.1	$169,655	80.0
Brokerage and Logistics Services revenue	19,485	17.3	23,750	21.0	39,817	17.9	42,330	20.0
Total revenues	$112,352	100.0	$112,881	100.0	$222,696	100.0	$211,985	100.0

NOTE G: TREASURY STOCK

The Company’s stock repurchase program has been extended and expanded several times, most recently in April 2017, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. During the six months ended June 30, 2019, the Company repurchased 43,138 shares of its common stock at an aggregate cost of approximately $1,800,000 under this program.

On May 13, 2019, the Company commenced a tender offer to repurchase up to 200,000 shares of the Company’s outstanding common stock at a price of not greater than $60.00 nor less than $55.00 per share. Following the expiration of the tender offer on June 11, 2019, the Company accepted 192,743 shares of its common stock for purchase at $60.00 per share, at an aggregate purchase price of approximately $11.6 million, excluding fees and expenses related to the offer. The Company funded the purchase of the accepted shares tendered with available cash, cash equivalents and borrowings available under our existing line of credit and accounted for the repurchase of these shares as treasury stock on the Company’s condensed consolidated balance sheet as of June 30, 2019.

The Company accounts for Treasury stock using the cost method, and as of June 30, 2019, 5,891,467 shares were held in the treasury at an aggregate cost of approximately $155,993,000.

NOTE H: INCOME PER SHARE

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by adjusting the weighted average number of shares of common stock outstanding by common stock equivalents attributable to dilutive restricted stock. The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. The computations of basic and diluted earnings per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)

Net income	$8,654	$7,289	$16,955	$8,676

Basic weighted average common shares outstanding	5,901	6,159	5,911	6,163
Dilutive effect of common stock equivalents	48	70	51	94
Diluted weighted average common shares outstanding	5,949	6,229	5,962	6,257

Basic earnings per share	$1.47	$1.18	$2.87	$1.41
Diluted earnings per share	$1.45	$1.17	$2.84	$1.39

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of June 30, 2019, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of June 30, 2019, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the six months ended June 30, 2019 and 2018, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company’s effective income tax rates were 23.2% and 21.2% for the six months ended June 30, 2019 and 2018, respectively. Our effective tax rate for the six months ended June 30, 2019 differs from amounts computed by applying the United States federal statutory rates to pre-tax income primarily due to state income taxes and the tax benefits related to stock compensation.

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

At June 30, 2019, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$29,454	$29,454	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at June 30, 2019 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$206,425	$207,816

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE

During the first six months of 2019, the Company’s subsidiaries entered into installment obligations totaling approximately $32.4 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments and are recorded in long term debt and current maturities on the consolidated balance sheets. The term of these obligations ranges from 36 months for trucks to 60 months for trailers.

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

NOTE M: LEASES

Adoption of ASU 2016-02

The Company currently leases shop, office and parking spaces in various locations in the United States and Mexico. The initial term for the majority of these leases is one year or less, with an option for early cancellation and an option to renew for subsequent one month periods. These leases can be terminated by either party by providing notice to the other party of the intent to cancel or to not extend. Relatively short lease durations for these properties are intended to provide flexibility to the Company as changing operational needs and shifting opportunities often result in cancellation or non-renewal of these leases by the Company or the lessor.

The initial lease term for certain shop and office locations is for periods ranging from one to five years with early cancellation options. The Company prefers that leases include early cancellation provisions to prevent becoming locked into long term leases that become operationally unjustified and to allow the flexibility to pursue more cost effective options for similar properties if they become available. These leases often include the option to extend for additional periods, which may or may not be exercised. Based on historical experience, the Company does not always extend these leases, sometimes exercises the option to cancel leases early and sometimes lessors choose to cancel leases or not extend.

The Company adopted ASU 2016-02 and related amendments on January 1, 2019 utilizing the modified retrospective approach and elected to apply the practical expedients outlined above. This election allowed the Company to continue to recognize lease expense for operating leases for which the initial term was twelve months or less, or for which it is reasonably likely that early cancellation provisions will be exercised, on a straight line basis over the remaining term of the leases.

The Company leases trucks to owner-operators under our lease-to-own program. We also lease dock space to a related party at our Laredo, Texas terminal. We have reviewed these operating leases and determined that the adoption of ASU 2016-02 did not require a change to our financial statements, as our method of accounting for related assets and lease revenue is consistent with the provisions of the new standard.

Because the Company’s historical method of accounting for leases is consistent with the provisions of ASU 2016-02, the adoption of ASU 2016-02 on January 1, 2019 did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

2019 Leases

In May 2019, the Company entered into an operating lease for shop and office space for an initial term of five years that does not provide an option for early cancellation. In accordance with the provisions of ASC Topic 842, this lease resulted in the recognition of a right-of-use asset and corresponding operating lease liability of $1.3 million as of June 30, 2019. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using the Company’s incremental borrowing rate, as the rate implicit in each lease is not readily determinable. The right-of-use asset is recorded in other assets, and the lease liability is recorded in accrued expenses and other liabilities and in other long-term liabilities on our consolidated balance sheet at June 30, 2019. Lease expense is recorded on a straight-line basis over the lease term and is recorded in rent and purchased transportation in our condensed consolidated statements of operations. The lease agreement contains a provision to extend after the initial term for an additional five years. The Company is not reasonably certain the extension option will be exercised, and has therefore not included potential lease payments that might occur under this extension period in amounts recorded in our balance sheets as of June 30, 2019.

Scheduled amounts and timing of cash flows arising from operating lease payments at June 30, 2019, are:

(In thousands)
Maturity of Lease Liabilities
2019 (remaining)	$142
2020	286
2021	292
2022	297
2023	302
Thereafter	101
Total undiscounted operating lease payments	$1,420
Less: Imputed interest	(121)
Present value of operating lease liabilities	$1,299

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$1,299

Current lease liabilities (recorded in other current liabilities)	$284
Long-term lease liabilities (recorded in other long-term liabilities)	1,015
Total operating lease liabilities	$1,299

Other Information
Weighted-average remaining lease term for operating leases (in years)	4.83
Weighted-average discount rate for operating leases	3.8%

Cash Flows

A right-of-use asset of $1.3 million was recognized as a non-cash asset addition that resulted from new operating lease liabilities during the three months ended June 30, 2019. Cash paid for amounts included in the present value of operating lease liabilities was $0.1 million during the three months ended June 30, 2019 and is included in operating cash flows.

Operating Lease Costs

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)

Long term	$39	$-	$39	$-
Short term	584	535	1,086	$966
Total	$623	$535	$1,125	$966

Lessor Disclosures under ASC Topic 842

The Company leases trucks to owner-operators under operating leases, which generally have a term of up to five years, and include options to purchase the truck at the end of the lease. In the event that an independent contractor defaults on their lease, the Company generally leases the truck to another independent contractor.

As of June 30, 2019, the gross carrying value of trucks underlying these leases was $57.4 million and accumulated depreciation was $26.7 million. Depreciation is calculated on a straight-line basis over the estimated useful life of the equipment, down to an estimated salvage value. In most cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed by the manufacturer. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal. During the quarter ended June 30, 2019, the Company incurred $1.6 million of depreciation expense for these assets.

The Company leases dock space to a related party at our Laredo, Texas terminal. The dock space leased to the related party is depreciated in conjunction with the structures and improvements for the entire Laredo terminal on a straight-line basis over the estimated useful life of the assets. Lease income is recorded as a component of non-operating income in our condensed consolidated statements of operations.

Lease Revenue

The Company's operating lease revenue is disclosed in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)

Leased truck revenue(recorded revenue, before fuel surcharge)	$2,332	$1,858	$4,780	$3,627
Leased dock space revenue (recorded in non-operating income)	39	39	77	77
Total lease revenue	$2,371	$1,897	$4,857	$3,704

Lease Receivables

Future minimum operating lease payments receivable at June 30, 2019:

(In thousands)

2019 (remaining)	$4,481
2020	6,130
2021	2,521
2022	2,150
2023	1,440
Thereafter	-
Total future minimum lease payments receivable	$16,722

NOTE N: SUBSEQUENT EVENTS

Management has evaluated subsequent events for recognition and disclosure through the date these financial statements were filed with the United States Securities and Exchange Commission and concluded that no subsequent event or transactions have occurred that required recognition or disclosure in our consolidated financial statements.

NOTE O: NONCASH INVESTING AND FINANCING ACTIVITIES

The Company financed approximately $16.0 million in equipment purchases during the first six months of 2019 utilizing noncash financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

Certain information included in this Quarterly Report on Form 10-Q constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to expected future financial and operating results or events, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, excess capacity in the trucking industry; surplus inventories; recessionary economic cycles and downturns in customers’ business cycles; increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, license and registration fees; the resale value of the Company’s used equipment and the price of new equipment; increases in compensation for and difficulty in attracting and retaining qualified drivers and owner-operators; increases in insurance premiums and deductible amounts relating to accident, cargo, workers' compensation, health, and other claims; unanticipated increases in the number or amount of claims for which the Company is self-insured; inability of the Company to continue to secure acceptable financing arrangements; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors including reductions in rates resulting from competitive bidding; the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations; our ability to develop and implement suitable information technology systems and prevent failures in or breaches of such systems; litigation, including litigation related to alleged violations under the Fair Labor Standards Act and the Arkansas Minimum Wage Law; general risks associated with doing business in Mexico, including, without limitation, exchange rate fluctuations, inflation, import duties, tariffs, quotas, political and economic instability and terrorism; the potential impact of new laws, regulations or policy, including, without limitation, tariffs, import/export, trade and immigration regulations or policies; a significant reduction in or termination of the Company's trucking service by a key customer; losses or fluctuations in the value of our marketable equity securities portfolio; and other factors, including risk factors, included from time to time in filings made by the Company with the Securities and Exchange Commission (“SEC”). The Company undertakes no obligation to update or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 82.7% and 79.0% of total revenues, excluding fuel surcharges, for the three months ended June 30, 2019 and 2018, respectively. Truckload services revenues, excluding fuel surcharges, represented 82.1% and 80.0% of total revenues, excluding fuel surcharges, for the six months ended June 30, 2019 and 2018, respectively. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefits costs, independent broker costs (which we record as purchased transportation), insurance, maintenance and capital equipment costs.

In discussing our results of operations, we use revenue, before fuel surcharge (and fuel expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended June 30, 2019 and 2018, approximately $20.6 million and $22.4 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the six months ended June 30, 2019 and 2018, approximately $39.0 million and $42.8 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are reported net of fuel surcharges.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	31.8	32.5	32.5	33.5
Operating supplies and expenses	4.1	1.2	4.9	2.0
Rent and purchased transportation	28.7	34.7	29.5	35.5
Depreciation	14.6	14.2	14.5	14.3
Insurance and claims	4.3	5.0	4.4	5.1
Other	3.5	3.2	3.3	3.1
(Gain) loss on sale or disposal of property	0.1	(0.6)	(0.1)	(0.3)
Total operating expenses	87.1	90.2	89.0	93.2
Operating income	12.9	9.8	11.0	6.8
Non-operating (expense) income	(0.1)	0.6	1.6	(0.1)
Interest expense	(2.0)	(1.4)	(2.0)	(1.3)
Income before income taxes	10.8	9.0	10.6	5.4

THREE MONTHS ENDED JUNE 30, 2019 VS. THREE MONTHS ENDED JUNE 30, 2018

During the second quarter of 2019, truckload services revenue, before fuel surcharges, increased 4.2% to $92.9 million as compared to $89.1 million during the second quarter of 2018. The increase in revenue was primarily the result of increases in our average fleet size and average rate per mile charged to our customers during the second quarter 2019 compared to the second quarter 2018. These increases were partially offset by a decrease in the total number of miles driven for the second quarter of 2019 compared to the second quarter of 2018.

Salaries, wages and benefits decreased from 32.5% of revenues, before fuel surcharges, in the second quarter of 2018 to 31.8% of revenues, before fuel surcharges, during the second quarter of 2019. This decrease is primarily attributable to a decrease in group health insurance claims for the second quarter of 2019 compared to the second quarter of 2018. To a lesser degree, the effect of higher revenues without a corresponding increase in those wages with fixed cost characteristics, such as general and administrative wages, also contributed to the decrease in salaries, wages and benefits as a percentage of revenues, before fuel surcharges.

Operating supplies and expenses increased from 1.2% of revenues, before fuel surcharges, during the second quarter of 2018 to 4.1% of revenues, before fuel surcharges, during the second quarter of 2019. The increase relates primarily to an increase in the average surcharge-adjusted fuel price paid per gallon of diesel fuel and to an increase in the average number of company owned trucks during the second quarter 2019 compared to the second quarter 2018. The average surcharge-adjusted fuel price paid per gallon of diesel fuel increased as a result of lower fuel surcharge collections from customers. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that, during periods of rising fuel prices, fuel surcharge collections increase, while fuel surcharge collections decrease during periods of falling fuel prices.

Rent and purchased transportation decreased from 34.7% of revenues, before fuel surcharges, during the second quarter of 2018 to 28.7% of revenues, before fuel surcharges, during the second quarter of 2019. The decrease was primarily due to a decrease in the number of loads transported by third party carriers during the second quarter 2019 compared to the second quarter 2018. This decrease occurred as the average number of company owned trucks increased for the second quarter 2019 compared to the second quarter 2018, providing additional company-owned capacity and diminishing some of the need to utilize third party carriers.

Depreciation increased from 14.2% of revenues, before fuel surcharges, during the second quarter of 2018 to 14.6% of revenues, before fuel surcharges, during the second quarter of 2019. This increase is primarily the result of an increase in the average number of trucks and trailers within our fleet for the second quarter of 2019 compared to the second quarter of 2018.

Insurance and claims expense decreased from 5.0% of revenues, before fuel surcharges, during the second quarter of 2018 to 4.3% of revenues before fuel surcharges, during the second quarter of 2019. This decrease primarily resulted from our decision to become self-insured for property damage on company owned trucks. During the second quarter 2018, the Company was insured for property damage insurance coverage for company owned trucks through a third party insurance carrier. Effective September 1, 2018, the Company became self-insured for property damage. Also contributing to the decrease as a percentage of revenue, before fuel surcharges, is the interaction of the increase in revenue with the decrease in total miles driven. Miles driven generally serve as the premium basis for the majority of our insurance coverage.

Non-operating (expense)/income decreased from 0.6% of revenues, before fuel surcharges, during the second quarter of 2018 to (0.1%) of revenues, before fuel surcharges, during the second quarter of 2019. This decrease primarily resulted from a decrease in income related to the change in market values of equity securities. An approximate $0.6 million loss in the market value of our marketable equity securities was recorded in non-operating income during the second quarter of 2019, compared to approximately $0.3 million gain in the market value of our equity securities recorded in non-operating income during the second quarter of 2018.

Interest expense increased from 1.4% of revenues, before fuel surcharges, during the second quarter 2018 to 2.0% of revenues, before fuel surcharges during the second quarter 2019. This increase is attributable to market increases in interest rates.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 90.2% for the second quarter of 2018 to 87.1% for the second quarter of 2019.

SIX MONTHS ENDED JUNE 30, 2019 VS. SIX MONTHS ENDED JUNE 30, 2018

For the six months ended June 30, 2019, truckload services revenue, before fuel surcharges, increased 7.8% to $182.9 million as compared to $169.7 million for the six months ended June 30, 2018. The increase in revenue was primarily the result of increases in our average fleet size and average rate per mile charged to our customers during the second quarter 2019 compared to the second quarter 2018. These increases were partially offset by a decrease in the total number of miles driven and by there being one less business day for the second quarter of 2019 compared to the second quarter of 2018.

Salaries, wages and benefits decreased from 33.5% of revenues, before fuel surcharges, in the first six months of 2018 to 32.5% of revenues, before fuel surcharges, during the first six months of 2019. This decrease is primarily attributable to decreases in worker’s compensation and group health insurance claims for the first six months of 2019 compared to the first six months of 2018. To a lesser degree, the effect of higher revenues without a corresponding increase in those wages with fixed cost characteristics, such as general and administrative wages, also contributed to the decrease in salaries, wages and benefits as a percentage of revenues, before fuel surcharges.

Operating supplies and expenses increased from 2.0% of revenues, before fuel surcharges, during the first six months of 2018 to 4.9% of revenues, before fuel surcharges, during the first six months of 2019. The increase relates primarily to an increase in the average surcharge-adjusted fuel price paid per gallon of diesel fuel and to an increase in the average number of company owned trucks during the first six months of 2019 compared to the first six months of 2018. The average surcharge-adjusted fuel price paid per gallon of diesel fuel increased as a result of lower fuel surcharge collections from customers. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that, during periods of rising fuel prices, fuel surcharge collections increase, while fuel surcharge collections decrease during periods of falling fuel prices.

Rent and purchased transportation decreased from 35.5% of revenues, before fuel surcharges, during the first six months of 2018 to 29.5% of revenues, before fuel surcharges, during the first six months of 2019. The decrease was primarily due to a decrease in the number of loads transported by third party carriers during the first six months 2019 compared to the first six months 2018. This decrease occurred as the average number of company owned trucks increased for the first six months 2019 compared to the first six months 2018, providing additional company-owned capacity and diminishing some of the need to utilize third party carriers.

Depreciation increased from 14.3% of revenues, before fuel surcharges, during the first six months of 2018 to 14.5% of revenues, before fuel surcharges, during the first six months of 2019. This increase is primarily the result of an increase in the average number of trucks and trailers within our fleet for the first six months of 2019 compared to the first six months of 2018.

Insurance and claims expense decreased from 5.1% of revenues, before fuel surcharges, during the first six months of 2018 to 4.4% of revenues before fuel surcharges, during the first six months of 2019. This decrease primarily resulted from our decision to become self-insured for property damage on company owned trucks. During the second quarter 2018, the Company was insured for property damage insurance coverage for company owned trucks through a third party insurance carrier. Effective September 1, 2018 the Company became self-insured for property damage. Also contributing to the decrease as a percentage of revenue, before fuel surcharges, is the interaction of the increase in revenue with the decrease in total miles driven. Miles driven generally serve as the premium basis for the majority of our insurance coverage.

Non-operating income/(expense) increased from (0.1%) of revenues, before fuel surcharges, during the first six months of 2018 to 1.6% of revenues, before fuel surcharges, during the first six months of 2019. This increase primarily resulted from an increase in income related to the change in market values of equity securities. An approximate $2.6 million increase in the market value of our marketable equity securities was recorded in non-operating income during the first six months of 2019, compared to an approximate $0.8 million loss in the market value of our equity securities recorded in non-operating income during the first six months of 2018.

Interest expense increased from 1.3% of revenues, before fuel surcharges, during the first six months of 2018 to 2.0% of revenues, before fuel surcharges during the first six months of 2019. This increase is attributable to market increases in interest rates.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 93.2% for the first six months of 2018 to 89.0% for the first six months of 2019.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	5.5	4.1	6.4	4.2
Rent and purchased transportation	86.0	89.3	85.5	89.6
Other	2.4	1.0	1.2	1.0
Total operating expenses	93.9	94.4	93.1	94.8
Operating income	6.1	5.6	6.9	5.2
Non-operating (expense) income	(0.1)	0.3	0.8	(0.1)
Interest expense	(1.0)	(0.6)	(1.0)	(0.6)
Income before income taxes	5.0	5.3	6.7	4.5

THREE MONTHS ENDED JUNE 30, 2019 VS. THREE MONTHS ENDED JUNE 30, 2018

During the second quarter of 2019, logistics and brokerage services revenue, before fuel surcharges, decreased 18.0% to $19.5 million as compared to $23.7 million during the second quarter of 2018. The decrease relates to a decrease in the number of loads and to a decrease in average rates charged during the second quarter of 2019 as compared to the second quarter of 2018.

Salaries, wages and benefits increased from 4.1% of revenues, before fuel surcharges, in the second quarter of 2018 to 5.5% of revenues, before fuel surcharges, during the second quarter of 2019. The increase relates primarily to an increase in the number of employees utilized by logistics and brokerage service operations and to the effect of lower revenues without a corresponding decrease in those wages with fixed cost characteristics, such as general and administrative wages.

Rents and purchased transportation decreased from 89.3% of revenues, before fuel surcharges, during the second quarter of 2018 to 87.0% of revenues, before fuel surcharges, during the second quarter of 2019. The decrease results from paying third party carriers a smaller percentage of customer revenue.

Non-operating (expense)/income decreased from 0.3% of revenues, before fuel surcharges, during the second quarter of 2018 to (0.1%) of revenues, before fuel surcharges, during the second quarter of 2019. This decrease primarily resulted from a decrease in income related to the change in market values of equity securities. An approximate $0.6 million decrease in the market value of our marketable equity securities was recorded in non-operating income during the second quarter of 2019, compared to approximately $0.3 million gain in the market value of our equity securities recorded in non-operating income during the second quarter of 2018.

Interest expense increased from 0.6% of revenues, before fuel surcharges, during the second quarter of 2018 to 1.0% of revenues, before fuel surcharges during the second quarter of 2019. This increase is attributable to market increases in interest rates.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 94.4% for the second quarter of 2018 to 93.9% for the second quarter of 2019.

SIX MONTHS ENDED JUNE 30, 2019 VS. SIX MONTHS ENDED JUNE 30, 2018

During the first six months of 2019, logistics and brokerage services revenue, before fuel surcharges, decreased 5.9% to $39.8 million as compared to $42.3 million during the first six months of 2018. The decrease relates to a decrease in average rates charged during the first six months of 2019 as compared to the first six months of 2018.

Salaries, wages and benefits increased from 4.2% of revenues, before fuel surcharges, in the first six months of 2018 to 6.4% of revenues, before fuel surcharges, during the first six months of 2019. The increase relates primarily to an increase in the number of employees utilized by logistics and brokerage service operations and to the effect of lower revenues without a corresponding decrease in those wages with fixed cost characteristics, such as general and administrative wages.

Rents and purchased transportation decreased from 89.6% of revenues, before fuel surcharges, during the first six months of 2018 to 85.5% of revenues, before fuel surcharges, during the first six months of 2019. The decrease results from paying third party carriers a smaller percentage of customer revenue.

Non-operating income/(expense) increased from (0.1%) of revenues, before fuel surcharges, during the first six months of 2018 to 0.8% of revenues, before fuel surcharges, during the first six months of 2019. This increase primarily resulted from an increase in income related to the change in market values of equity securities. An approximate $2.6 million increase in the market value of our marketable equity securities was recorded in non-operating income during the first six months of 2019, compared to an approximate $0.8 million loss in the market value of our equity securities recorded in non-operating income during the first six months of 2018.

Interest expense increased from 0.6% of revenues, before fuel surcharges, during the first six months of 2018 to 1.0% of revenues, before fuel surcharges during the first six months of 2019. This increase is attributable to market increases in interest rates.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 94.8% for the first six months of 2018 to 93.1% for the first six months of 2019.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED JUNE 30, 2019 VS. THREE MONTHS ENDED JUNE 30, 2018

Net income for all divisions was approximately $8.7 million, or 7.7% of revenues, before fuel surcharges for the second quarter of 2019 as compared to net income of $7.3 million, or 6.5% of revenues, before fuel surcharges for the second quarter of 2018. The increase in net income resulted in diluted earnings per share of $1.45 for the second quarter of 2019 as compared to diluted earnings per share of $1.17 for the second quarter of 2018.

SIX MONTHS ENDED JUNE 30, 2019 VS. SIX MONTHS ENDED JUNE 30, 2018

Net income for all divisions was approximately $17.0 million, or 7.6% of revenues, before fuel surcharges for the first six months of 2019 as compared to net income of $8.7 million, or 4.1% of revenues, before fuel surcharges for the first six months of 2018. The increase in net income resulted in diluted earnings per share of $2.84 for the first six months of 2019 as compared to diluted earnings per share of $1.39 for the first six months of 2018.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, and borrowings under our lines of credit, installment notes, and our investment margin account.

During the first six months of 2019, we generated $53.2 million in cash from operating activities. Investing activities used $18.5 million in cash in the first six months of 2019. Financing activities used $34.7 million in cash in the first six months of 2019.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first six months of 2019, we utilized cash on hand, installment notes, and our line of credit to finance purchases of revenue equipment and other assets of approximately $42.9 million.

We commonly finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 84 months. During the first six months of 2019, the Company’s subsidiary, P.A.M. Transport, Inc., entered into installment obligations totaling approximately $32.4 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments.

During the remainder of 2019, we expect to purchase approximately 320 new trucks and 350 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $43.6 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future.

During the first six months of 2019, we maintained a revolving line of credit. On January 25, 2019, certain terms of this revolving line of credit were amended to increase the borrowing limit from $40.0 million to $60.0 million, extend the term by one year, reduce the interest rate by 25 basis points and make certain other changes. See “Item 8. Financial Statements and Supplementary Data, Note 1 to the Consolidated Financial Statements – Subsequent Events” in our Annual Report on Form 10K for the year ended December 31, 2018, for additional information. Under the amended credit facility, amounts outstanding under the line bear interest at LIBOR (determined as of the first day of each month) plus 1.25% (3.69% at June 30, 2019), are secured by our trade accounts receivable and mature on July 1, 2022. The amended credit facility also establishes an “unused fee” of 0.25% if average borrowings are less than $18.0 million. At June 30, 2019 outstanding advances on the line of credit were approximately $11.3 million, including approximately $0.6 million in letters of credit, with availability to borrow $48.7 million.

Prepaid expenses and deposits decreased from $10.4 million at December 31, 2018 to $7.8 million at June 30, 2019. The decrease relates to the normal amortization of items prepaid as of December 31, 2018.

Marketable equity securities increased from $27.5 million at December 31, 2018 to $29.5 million at June 30, 2019. The $2.0 million increase was due to an increase in the market value of held marketable equity securities of $2.6 million, the purchase of marketable equity securities with a combined market value of approximately $0.1 million partially offset by sales of marketable equity securities with a combined market value of $0.7 million during the first six months of 2019.

Long-term debt and current maturities of long term-debt are reviewed on an aggregate basis, as the classification of amounts in each category are typically affected merely by the passage of time. Long-term debt and current maturities of long-term debt, on an aggregate basis, decreased from $221.2 million at December 31, 2018 to $217.1 million at June 30, 2019. The decrease was primarily related to the net effect of installment note payments made during the first six months of 2019, partially offset by $32.4 million of additional borrowings received during the first six months of 2019.

NEW ACCOUNTING PRONOUNCEMENTS

See Note B to the condensed consolidated financial statements for a description of the most recent accounting pronouncements and their impact, if any, on the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk exposures include equity price risk, interest rate risk, commodity price risk (the price paid to obtain diesel fuel for our trucks), and foreign currency exchange rate risk. The potential adverse impact of these risks is discussed below. While the Company has used derivative financial instruments in the past to manage its interest rate and commodity price risks, the Company does not currently enter into such instruments for risk management purposes or for speculation or trading.

The following sensitivity analyses do not consider the effects that an adverse change may have on the overall economy nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results of changes in prices or rates may differ materially from the hypothetical results described below.

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities increased to $29.5 million at June 30, 2019 from $27.5 million at December 31, 2018. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $2.9 million. For additional information with respect to the marketable equity securities, see Note D to our condensed consolidated financial statements.

Interest Rate Risk

Our line of credit bears interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are affected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $10.7 million of variable rate debt was outstanding under our line of credit for a full fiscal year; a hypothetical 100 basis point increase in LIBOR would result in approximately $107,000 of additional interest expense.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s stock repurchase program has been extended and expanded several times, most recently in April 2017, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. Since the reauthorization, the Company has repurchased 255,208 shares of its common stock under this repurchase program.

On May 13, 2019, the Company commenced a tender offer to repurchase up to 200,000 shares of the Company’s outstanding common stock at a price of not greater than $60.00 nor less than $55.00 per share. Following the expiration of the tender offer on June 11, 2019, the Company accepted 192,743 shares of its common stock for purchase at $60.00 per share, at an aggregate purchase price of approximately $11.6 million, excluding fees and expenses related to the offer. The Company funded the purchase of the accepted shares tendered with available cash, cash equivalents and borrowings available under our existing line of credit and accounted for the repurchase of these shares as treasury stock on the Company’s condensed consolidated balance sheet as of June 30, 2019.

The following table summarizes the Company’s common stock repurchases during the second quarter of 2019. No shares were purchased during the quarter other than through this program or through the 2019 tender offer, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser.”

Issuer Purchases of Equity Securities
Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number of shares that may yet be purchased under the plans or programs(1)
April 1-30, 2019	2,489		$52.93	2,489		245,793
May 1-31, 2019	1,001		49.82	1,001		244,792
June 1-30, 2019	192,743	(2)	60.00	192,743	(2)	244,792
Total	196,233		$59.86	196,233

(1)	The Company’s stock repurchase program does not have an expiration date.
(2)	Consists of shares purchased pursuant to the 2019 tender offer.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002.)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 11, 2007.)
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

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: August 2, 2019	By: /s/ Daniel H. Cushman
Daniel H. Cushman
President and Chief Executive Officer
(principal executive officer)

Dated: August 2, 2019	By: /s/ Allen W. West
Allen W. West
Vice President-Finance, Chief Financial
Officer, Secretary and Treasurer
(principal accounting and financial officer)