Form 10-Q
period 2019-09-30
PAM TRANSPORTATION SERVICES INC
filed 2019-11-01
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 25, 2019
Common Stock, $.01 Par Value	5,753,982

P.A.M. TRANSPORTATION SERVICES, INC.

Form 10-Q

For The Quarter Ended September 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$305	$282
Accounts receivable-net:
Trade, less allowance of $2,918 and $2,224, respectively	60,584	63,350
Other	3,576	3,814
Inventories	1,446	1,461
Prepaid expenses and deposits	8,250	10,393
Marketable equity securities	28,759	27,549
Income taxes refundable	2,178	1,876
Total current assets	105,098	108,725

Property and equipment:
Land	7,246	5,596
Structures and improvements	20,095	19,547
Revenue equipment	514,497	457,142
Office furniture and equipment	10,823	10,040
Total property and equipment	552,661	492,325
Accumulated depreciation	(163,950)	(137,738)
Net property and equipment	388,711	354,587

Other assets	4,142	2,754

TOTAL ASSETS	$497,951	$466,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,334	$20,002
Accrued expenses and other liabilities	22,871	23,497
Current maturities of long-term debt	61,332	63,908
Total current liabilities	111,537	107,407

Long-term debt-less current portion	169,254	157,315
Deferred income taxes	67,978	61,897
Other long-term liabilities	1,078	-
Total liabilities	349,847	326,619

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,648,785 and 11,612,144 shares issued; 5,753,982 and 5,956,558 shares outstanding at September 30, 2019 and December 31, 2018, respectively	116	116
Additional paid-in capital	83,512	82,776
Treasury stock, at cost; 5,894,803 and 5,655,586 shares at September 30, 2019 and December 31, 2018, respectively	(156,167)	(142,552)
Retained earnings	220,643	199,107
Total stockholders’ equity	148,104	139,447

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$497,951	$466,066

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
OPERATING REVENUES:
Revenue, before fuel surcharge	$110,149	$117,259	$332,846	$329,244
Fuel surcharge	18,845	23,066	57,834	65,842
Total operating revenues	128,994	140,325	390,680	395,086

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	32,920	30,389	94,586	88,999
Operating supplies and expenses	25,455	24,026	73,487	70,203
Rent and purchased transportation	40,740	53,108	128,647	151,100
Depreciation	14,173	12,168	40,974	36,526
Insurance and claims	3,697	4,310	11,872	13,029
Other	3,788	3,262	10,321	8,910
Loss (gain) on sale or disposition of equipment	688	(91)	362	(607)
Total operating expenses and costs	121,461	127,172	360,249	368,160

OPERATING INCOME	7,533	13,153	30,431	26,926

NON-OPERATING INCOME	490	935	3,765	688
INTEREST EXPENSE	(2,178)	(1,711)	(6,277)	(4,226)

INCOME BEFORE INCOME TAXES	5,845	12,377	27,919	23,388

FEDERAL AND STATE INCOME TAX EXPENSE:
Current	106	142	302	319
Deferred	1,158	2,987	6,081	5,145
Total federal and state income tax expense	1,264	3,129	6,383	5,464

NET INCOME	$4,581	$9,248	$21,536	$17,924

INCOME PER COMMON SHARE:
Basic	$0.80	$1.53	$3.68	$2.93
Diluted	$0.79	$1.52	$3.65	$2.89

AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,756	6,034	5,859	6,120
Diluted	5,799	6,088	5,907	6,203

See notes to Condensed Consolidated Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$21,536	$17,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,974	36,526
Bad debt expense	694	677
Stock compensation-net of excess tax benefits	736	557
Provision for deferred income taxes	6,081	5,145
Recognized (gain) loss on marketable equity securities	(2,728)	223
Loss (gain) on sale or disposition of equipment	362	(607)
Changes in operating assets and liabilities:
Accounts receivable	2,312	(18,547)
Prepaid expenses, deposits, inventories, and other assets	2,169	1,020
Income taxes refundable	(299)	231
Trade accounts payable	3,218	11,790
Accrued expenses and other liabilities	1,340	2,564
Net cash provided by operating activities	76,395	57,503

INVESTING ACTIVITIES:
Purchases of property and equipment	(68,046)	(51,365)
Proceeds from disposition of equipment	12,714	13,043
Sales of marketable equity securities	1,645	-
Purchases of marketable equity securities, net of return of capital	(128)	(2,269)
Net cash used in investing activities	(53,815)	(40,591)

FINANCING ACTIVITIES:
Borrowings under line of credit	444,362	447,523
Repayments under line of credit	(445,318)	(429,402)
Borrowings of long-term debt	45,557	35,146
Repayments of long-term debt	(51,253)	(62,012)
Borrowings under margin account	387	2,512
Repayments under margin account	(2,676)	(863)
Repurchases of common stock	(13,616)	(10,251)
Exercise of stock options	-	486
Net cash used in financing activities	(22,557)	(16,861)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	23	51

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -Beginning of period	282	224

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -End of period	$305	$275

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$6,258	$4,104
Income taxes	$601	$88

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$5,711	$13,680

See notes to Condensed Consolidated Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2019	5,957	$116	$82,776	$(142,552)	$199,107	$139,447

Net Income	-	-	-	-	8,301	8,301

Stock awards-shares issued including tax benefits	1	-	-	-	-	-

Treasury stock repurchases	(40)	-	-	(1,618)	-	(1,618)

Stock based compensation (1)	-	-	216	-	-	216

Balance at March 31, 2019	5,918	$116	$82,992	$(144,170)	$207,408	$146,346

Net Income	-	-	-	-	8,654	8,654

Stock awards-shares issued including tax benefits	35	-	-	-	-	-

Treasury stock repurchases	(196)	-	-	(11,823)	-	(11,823)

Stock based compensation	-	-	310	-	-	310

Balance at June 30, 2019	5,757	$116	$83,302	$(155,993)	$216,062	$143,487

Net Income	-	-	-	-	4,581	4,581

Stock awards-shares issued including tax benefits	-	-	-	-	-	-

Treasury stock repurchases	(3)	-	-	(174)	-	(174)

Stock based compensation	-	-	210	-	-	210

Balance at September 30, 2019	5,754	$116	$83,512	$(156,167)	$220,643	$148,104

(1)	Approximately $90,000 was accrued as stock-based compensation at March 31, 2019 for restricted stock earned by non-employee directors but for which shares were not issued until April 2019.

	Common Stock Shares / Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2018	6,161	$115	$81,559	$7,444	$(129,183)	$167,669	$127,604

Net Income	-	-	-	-	-	1,387	1,387

Exercise of stock options and vesting of stock awards-shares issued including tax benefits	17	-	168	-	-	-	168

Treasury stock repurchases	(1)	-	-	-	(36)	-	(36)

Stock based compensation (1)	-	-	162	-	-	-	162

Cumulative effect adjustment – ASU 2016-01	-	-	-	(7,444)	-	7,444	-

Balance at March 31, 2018	6,177	$115	$81,889	-	$(129,219)	$176,500	$129,285

Net Income	-	-	-	-	-	7,289	7,289

Exercise of stock options and vesting of stock awards-shares issued including tax benefits	63	1	299	-	-	-	300

Treasury stock repurchases	(186)	-	-	-	(7,495)	-	(7,495)

Stock based compensation	-	-	233	-	-	-	233

Balance at June 30, 2018	6,054	$116	$82,421	-	$(136,714)	$183,789	$129,612

Net Income	-	-	-	-	-	9,248	9,248

Exercise of stock options and vesting of stock awards-shares issued including tax benefits	1	-	18	-	-	-	18

Treasury stock repurchases	(43)	-	-	-	(2,720)	-	(2,720)

Stock based compensation	-	-	162	-	-	-	162

Balance at September 30, 2018	6,012	$116	$82,601	-	$(139,434)	$193,037	$136,320

(1)	Approximately $70,000 was accrued as stock-based compensation at March 31, 2018 for restricted stock earned by non-employee directors but for which shares were not issued until April 2018.

See notes to Condensed Consolidated Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2019

NOTE A: BASIS OF PRESENTATION

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “P.A.M.,” the “Company,” “we,” “our,” or “us” mean P.A.M. Transportation Services, Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine-month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

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

With the exception of the new standards discussed above, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2019, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, that are of significance or potential significance to the Company.

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

Company revenue is generated from freight transportation services performed utilizing heavy truck trailer combinations. While various ownership arrangements may exist for the equipment utilized to perform these services, including Company owned or leased, owner-operator owned, and third party carriers, revenue is generated from the same base of customers. Contracts with these customers establish rates for services performed, which are predominantly rates that will be paid to pick up, transport and drop off freight at various locations. In addition to transportation, revenue is also awarded for various accessorial services performed in conjunction with the base transportation service. The Company also has other revenue categories that are not discussed in this note or broken out in our Condensed Consolidated Statements of Operations due to their immaterial amounts.

In fulfilling the Company’s obligation to transport freight from a specified origin to a specified destination, control of freight is transferred to us at the point it has been loaded into the driver’s trailer, the doors are sealed and the driver has signed a bill of lading, which is the basic transportation agreement that establishes the nature, quantity and condition of the freight loaded, responsibility for invoice payment, and pickup and delivery locations. Our revenue is generated, and our customer receives benefit, as the freight progresses towards delivery locations. In the event our customer cancels the shipment at some point prior to the final delivery location and re-consigns the shipment to an alternate delivery location, we are entitled to receive payment for services performed for the partial shipment. Shipments are generally conducted over a relatively short time span, generally one to three days; however, freight is sometimes stored temporarily in our trailer at one of our drop yard locations or at a location designated by a customer. Our revenue is categorized as either Freight Revenue or Fuel Surcharge Revenue, and both are earned by performing the same freight transportation services, as discussed further below.

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

Marketable equity securities are carried at fair value, with gains and losses in fair market value included in the determination of net income. The fair value of marketable equity securities is determined based on quoted market prices in active markets, as described in Note J below.

The following table sets forth market value, cost, and unrealized gains on equity securities as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
	(in thousands)
Fair market value	$28,759	$27,549
Cost	25,198	25,602
Unrealized gain	$3,561	$1,947

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
	(in thousands)
Gross unrealized gains	$7,023	$5,668
Gross unrealized losses	3,462	3,721
Net unrealized gains	$3,561	$1,947

The following table shows the Company’s net realized gains during the three and nine months ending on September 30 of 2019 and 2018, respectively, on certain marketable equity securities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Sales proceeds	$883	$-	$1,645	$-
Cost of securities sold	557	-	805	-
Realized gain	$326	$-	$840	$-

Realized gain, net of taxes	$252	$-	$651	$-

For the quarter ended September 30, 2019, the Company recognized dividends received of approximately $348,000 in non-operating income in its statements of operations. For the quarter ended September 30, 2018, the Company recognized dividends received of approximately $308,000 in non-operating income in its statements of operations.

For the nine months ended September 30, 2019, the Company recognized dividends received of approximately $931,000 in non-operating income in its statements of operations. For the nine months ended September 30, 2018, the Company recognized dividends received of approximately $780,000 in non-operating income in its statements of operations.

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of September 30, 2019 and December 31, 2018, the Company had outstanding borrowings of approximately $8,992,000 and $11,281,000, respectively, under its margin account. Margin account borrowings are used for the purchase of marketable equity securities and as a source of short-term liquidity and are included in Accrued expenses and other liabilities on our balance sheets.

Our marketable equity securities portfolio had a net unrealized pre-tax gain in market value of approximately $133,000 during the third quarter of 2019, and a net unrealized pre-tax gain in market value of approximately $586,000 during the third quarter of 2018, which were reported as Non-operating income for the respective periods.

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

During the first nine months of 2019, 2,058 shares of restricted stock were granted to non-employee directors under the Plan. The stock awarded to non-employee directors had a grant date weighted average fair value of $48.75 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately.

The total grant date fair value of stock vested during the first nine months of 2019 was approximately $685,000. Total pre-tax stock based compensation expense, recognized in Salaries, wages and benefits during the first nine months of 2019 was approximately $736,000 and includes approximately $100,000 recognized as a result of the grant of shares to each non-employee director during the first nine months of 2019. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.09 during the first nine months of 2019. As of September 30, 2019, the Company had stock based compensation plans with total unvested stock-based compensation expense of approximately $1,228,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $210,000 in additional compensation expense related to unvested option awards during the remainder of 2019 and to recognize approximately $430,000, $294,000 and $294,000 in additional compensation expense related to unvested option awards during the years 2020, 2021 and 2022, respectively.

The total grant date fair value of stock vested during the first nine months of 2018 was approximately $655,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first nine months of 2018 was approximately $557,000, and included approximately $70,000 recognized as a result of the grant of 276 shares to each non-employee director during the first nine months of 2018. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.07 during the first nine months 2018. As of September 30, 2018, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $846,000 which was being amortized on a straight-line basis over the remaining vesting period.

A summary of the status of the Company’s non-vested restricted stock as of September 30, 2019 and changes during the nine months ended September 30, 2019, is as follows:

	Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2019	100,917	$23.09
Granted	2,058	48.75
Canceled/forfeited/expired	-	-
Vested	(36,641)	18.69
Non-vested at September 30, 2019	66,334	$26.31
__________________________

Cash received from option exercises totaled approximately $0 and $486,000 during the nine months ended September 30, 2019 and September 30, 2018, respectively.

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

	Three Months Ended September 30,				Nine Months ended September 30,
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$92,443	83.9	$92,842	79.2	$275,322	82.7	$262,497	79.7
Brokerage and Logistics Services revenue	17,706	16.1	24,417	20.8	57,523	17.3	66,747	20.3
Total revenues	$110,149	100.0	$117,259	100.0	$332,845	100.0	$329,244	100.0

NOTE G: TREASURY STOCK

The Company’s stock repurchase program has been extended and expanded several times, most recently in April 2017, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. During the nine months ended September 30, 2019, the Company repurchased 46,474 shares of its common stock at an aggregate cost of approximately $1,974,000 under this program.

On May 13, 2019, the Company commenced a tender offer to repurchase up to 200,000 shares of the Company’s outstanding common stock at a price of not greater than $60.00 nor less than $55.00 per share. Following the expiration of the tender offer on June 11, 2019, the Company accepted 192,743 shares of its common stock for purchase at $60.00 per share, at an aggregate purchase price of approximately $11.6 million, excluding fees and expenses related to the offer. The Company funded the purchase of the accepted shares tendered with available cash, cash equivalents and borrowings available under our existing line of credit and accounted for the repurchase of these shares as treasury stock on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2019.

The Company accounts for Treasury stock using the cost method, and as of September 30, 2019, 5,894,803 shares were held in the treasury at an aggregate cost of approximately $156,167,000.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands, except per share data)

Net income	$4,581	$9,248	$21,536	$17,924

Basic weighted average common shares outstanding	5,756	6,034	5,859	6,120
Dilutive effect of common stock equivalents	43	54	48	83
Diluted weighted average common shares outstanding	5,799	6,088	5,907	6,203

Basic earnings per share	$0.80	$1.53	$3.68	$2.93
Diluted earnings per share	$0.79	$1.52	$3.65	$2.89

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of September 30, 2019, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of September 30, 2019, an adjustment to the Company’s Condensed Consolidated Financial Statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the nine months ended September 30, 2019 and 2018, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company’s effective income tax rates were 22.9% and 23.4% for the nine months ended September 30, 2019 and 2018, respectively. Our effective tax rate for the nine months ended September 30, 2019 differs from amounts computed by applying the United States federal statutory rates to pre-tax income primarily due to state income taxes and the tax benefits related to stock compensation.

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

At September 30, 2019, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$28,759	$28,759	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at September 30, 2019 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$221,350	$225,329

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE

During the first nine months of 2019, the Company’s subsidiaries entered into installment obligations totaling approximately $61.6 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments and are recorded in long term debt and current maturities on the Condensed Consolidated Balance Sheets. The term of these obligations ranges from 36 months for trucks to 84 months for trailers.

NOTE L: LITIGATION

Other than the lawsuits discussed below, the Company is not a party to any pending legal proceeding which management believes to be material to the financial statements of the Company. The Company maintains liability insurance against risks arising out of the normal course of its business.

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

We are a defendant in a collective-action lawsuit which was filed on May 29, 2019, in the United States District Court for the Western District of Arkansas. The plaintiffs, who are independent contractors who have been under contract with the Company during the period of May 29, 2016, through the date of filing, allege violations under the Fair Labor Standards Act and the Arkansas Minimum Wage Law. The plaintiffs, through their attorneys, have filed causes of action alleging “misclassification as independent contractors, payment on the basis of miles without regard to the number of hours worked, improper deductions, and failure to pay minimum wage.” The plaintiffs are seeking actual and liquidated damages to include court costs and legal fees. The lawsuit is in preliminary stages and we cannot reasonably estimate, at this time, the possible loss or range of loss, if any, that may arise from this lawsuit. Management has determined that any losses under this claim will not be covered by existing insurance policies.

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

The Company adopted ASU 2016-02 and related amendments on January 1, 2019 utilizing the modified retrospective approach and elected to apply the practical expedients outlined above. This election allowed the Company to continue to recognize lease expense for operating leases for which the initial term was twelve months or less, or for which it is reasonably likely that early cancellation provisions will be exercised, on a straight-line basis over the remaining term of the leases.

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

2019 Leases

During 2019, the Company entered into operating leases which include initial terms of approximately five years and which do not include an option for early cancellation. In accordance with the provisions of ASC Topic 842, these lease resulted in the recognition of right-of-use assets and corresponding operating lease liability, respectively valued at $1.4 million as of September 30, 2019. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using the Company’s incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable. The right-of-use assets are recorded in other assets, and the lease liability is recorded in accrued expenses and other liabilities and in other long-term liabilities on our Condensed Consolidated Balance Sheet. Lease expense is recorded on a straight-line basis over the lease term and is recorded in rent and purchased transportation in our Condensed Consolidated Statements of Operations. While the lease agreements contain provisions to extend after the initial term for an additional five years, the Company is not reasonably certain these extension options will be exercised. Therefore, potential lease payments that might occur under this extension period are not included in amounts recorded in our Condensed Consolidated Balance Sheets as of September 30, 2019.

Scheduled amounts and timing of cash flows arising from operating lease payments at September 30, 2019, are:

(In thousands)
Maturity of Lease Liabilities
2019 (remaining)	$80
2020	325
2021	330
2022	335
2023	340
Thereafter	114
Total undiscounted operating lease payments	$1,524
Less: Imputed interest	(122)
Present value of operating lease liabilities	$1,402

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$1,402

Current lease liabilities (recorded in other current liabilities)	$324
Long-term lease liabilities (recorded in other long-term liabilities)	1,078
Total operating lease liabilities	$1,402

Other Information
Weighted-average remaining lease term for operating leases (years)	4.58
Weighted-average discount rate for operating leases	3.74%

Cash Flows

A right-of-use asset of $0.2 million was recognized as a non-cash asset addition that resulted from new operating lease liabilities during the three months ended September 30, 2019. Cash paid for amounts included in the present value of operating lease liabilities was $0.1 million during the three months ended September 30, 2019 and is included in operating cash flows.

Operating Lease Costs

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)

Long term	$67	$-	$106	$-
Short term	563	572	1,649	1,579
Total	$630	$572	$1,755	$1,579

Lessor Disclosures under ASC Topic 842

The Company leases trucks to owner-operators under operating leases, which generally have a term of up to five years, and include options to purchase the truck at the end of the lease. In the event that an independent contractor defaults on their lease, the Company generally leases the truck to another independent contractor.

As of September 30, 2019, the gross carrying value of trucks underlying these leases was $53.8 million and accumulated depreciation was $25.4 million. Depreciation is calculated on a straight-line basis over the estimated useful life of the equipment, down to an estimated salvage value. In most cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed by the manufacturer. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal. During the quarter ended September 30, 2019, the Company incurred $1.6 million of depreciation expense for these assets.

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

Lease Revenue

The Company's operating lease revenue is disclosed in the table below.

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)

Leased truck revenue (recorded in revenue, before fuel surcharge)	$2,244	$1,936	$7,024	$5,563
Leased dock space revenue (recorded in non-operating income)	39	39	116	116
Total lease revenue	$2,283	$1,975	$7,140	$5,679

Lease Receivables

Future minimum operating lease payments receivable at September 30, 2019:

(in thousands)

2019 (remaining)	$2,479
2020	6,879
2021	3,042
2022	2,657
2023	1,645
Thereafter	-
Total future minimum lease payments receivable	$16,702

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

NOTE O: NONCASH INVESTING AND FINANCING ACTIVITIES

The Company financed approximately $16.0 million in equipment purchases during the first nine months of 2019 utilizing noncash financing.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 83.9% and 79.2% of total revenues, excluding fuel surcharges, for the three months ended September 30, 2019 and 2018, respectively. Truckload services revenues, excluding fuel surcharges, represented 79.2% and 79.7% of total revenues, excluding fuel surcharges, for the nine months ended September 30, 2019 and 2018, respectively. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefits costs, independent broker costs (which we record as purchased transportation), insurance, maintenance and capital equipment costs.

In discussing our results of operations, we use revenue, before fuel surcharge (and fuel expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended September 30, 2019 and 2018, approximately $18.8 million and $23.1 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the nine months ended September 30, 2019 and 2018, approximately $57.8 million and $65.8 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are reported net of fuel surcharges.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	34.5	31.5	33.2	32.8
Operating supplies and expenses	7.1	1.0	5.6	1.6
Rent and purchased transportation	27.3	34.1	28.8	35.0
Depreciation	15.2	13.0	14.8	13.9
Insurance and claims	4.0	4.6	4.3	4.9
Other	3.8	3.3	3.4	3.1
Loss (gain) on sale or disposal of property	0.7	(0.1)	0.1	(0.2)
Total operating expenses	92.6	87.4	90.2	91.1
Operating income	7.4	12.6	9.8	8.9
Non-operating income	0.5	0.9	1.2	0.3
Interest expense	(2.2)	(1.6)	(2.0)	(1.5)
Income before income taxes	5.7	11.9	9.0	7.7

THREE MONTHS ENDED SEPTEMBER 30, 2019 VS. THREE MONTHS ENDED SEPTEMBER 30, 2018

During the third quarter of 2019, truckload services revenue, before fuel surcharges, decreased 0.4% to $92.4 million as compared to $92.8 million during the third quarter of 2018. The decrease in revenue was primarily the result of a decrease in miles driven during the third quarter of 2019 compared to the third quarter of 2018, primarily resulting from a labor strike during the period by the United Auto Workers against General Motors, who is the Company’s largest customer. The decrease in miles was partially offset by an increase in our average fleet size and average rate per mile charged to our customers during the third quarter 2019 compared to the third quarter 2018.

Salaries, wages and benefits increased from 31.5% of revenues, before fuel surcharges, in the third quarter of 2018 to 34.5% of revenues, before fuel surcharges, during the third quarter of 2019. This increase is primarily attributable to an increase in the average number of company drivers employed during the third quarter of 2019 compared to the third quarter of 2018 and to a corresponding increase in the proportion of total miles driven by company drivers for the periods compared. Also contributing to the increase are increases in the average rate per mile paid to company drivers on certain freight lanes.

Operating supplies and expenses increased from 1.0% of revenues, before fuel surcharges, during the third quarter of 2018 to 7.1% of revenues, before fuel surcharges, during the third quarter of 2019. The increase relates primarily to an increase in the average surcharge-adjusted fuel price paid per gallon of diesel fuel and to an increase in the average number of company owned trucks during the third quarter 2019 compared to the third quarter 2018. The average surcharge-adjusted fuel price paid per gallon of diesel fuel increased as a result of lower fuel surcharge collections from customers. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that, during periods of rising fuel prices, fuel surcharge collections increase, while fuel surcharge collections decrease during periods of falling fuel prices.

Rent and purchased transportation decreased from 34.1% of revenues, before fuel surcharges, during the third quarter of 2018 to 27.3% of revenues, before fuel surcharges, during the third quarter of 2019. The decrease was primarily due to a decrease in the number of loads transported by third party carriers during the third quarter 2019 compared to the third quarter 2018. This decrease occurred as the average number of company owned trucks increased for the third quarter 2019 compared to the third quarter 2018, providing additional company-owned capacity and diminishing some of the need to utilize third party carriers.

Depreciation increased from 13.0% of revenues, before fuel surcharges, during the third quarter of 2018 to 15.2% of revenues, before fuel surcharges, during the third quarter of 2019. This increase is primarily the result of an increase in the average number of trucks and trailers within our fleet for the third quarter of 2019 compared to the third quarter of 2018.

Insurance and claims expense decreased from 4.6% of revenues, before fuel surcharges, during the third quarter of 2018 to 4.0% of revenues before fuel surcharges, during the third quarter of 2019. This decrease primarily resulted from our decision to become self-insured for property damage on company owned trucks. The Company was insured for property damage insurance coverage for company owned trucks through a third party insurance carrier through August 31, 2018. Effective September 1, 2018, the Company became self-insured for property damage. Also contributing to the decrease was a reduction of auto-liability premiums paid for September 2019 compared to September 2018. Beginning September 1, 2019 the Company became self-insured for certain layers of auto-liability claims exposure, resulting in a reduction of insurance premiums expense, but with the potential for increased claims expense in future periods.

Interest expense increased from 1.6% of revenues, before fuel surcharges, during the third quarter 2018 to 2.2% of revenues, before fuel surcharges during the third quarter 2019. This increase is attributable to market increases in interest rates and to an increase in amounts financed under equipment installment notes.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 87.4% for the third quarter of 2018 to 92.6% for the third quarter of 2019.

NINE MONTHS ENDED SEPTEMBER 30, 2019 VS. NINE MONTHS ENDED SEPTEMBER 30, 2018

For the nine months ended September 30, 2019, truckload services revenue, before fuel surcharges, increased 4.9% to $275.3 million as compared to $262.5 million for the nine months ended September 30, 2018. The increase in revenue was primarily the result of increases in our average fleet size and average rate per mile charged to our customers during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. These increases were partially offset by a decrease in the total number of miles driven during the first nine months of 2019 compared to the first nine months of 2018.

Salaries, wages and benefits increased from 32.8% of revenues, before fuel surcharges, in the first nine months of 2018 to 33.2% of revenues, before fuel surcharges, during the first nine months of 2019. This increase is primarily attributable to an increase in the average number of company drivers employed during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 and to a corresponding increase in the proportion of total miles driven by company drivers for the periods compared. Also contributing to the increase are increases in the average rate per mile paid to company drivers on certain freight lanes.

Operating supplies and expenses increased from 1.6% of revenues, before fuel surcharges, during the first nine months of 2018 to 5.6% of revenues, before fuel surcharges, during the first nine months of 2019. The increase relates primarily to an increase in the average surcharge-adjusted fuel price paid per gallon of diesel fuel and to an increase in the average number of company owned trucks during the first nine months of 2019 compared to the first nine months of 2018. The average surcharge-adjusted fuel price paid per gallon of diesel fuel increased as a result of lower fuel surcharge collections from customers. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that, during periods of rising fuel prices, fuel surcharge collections increase, while fuel surcharge collections decrease during periods of falling fuel prices.

Rent and purchased transportation decreased from 35.0% of revenues, before fuel surcharges, during the first nine months of 2018 to 28.8% of revenues, before fuel surcharges, during the first nine months of 2019. The decrease was primarily due to a decrease in the number of loads transported by third party carriers during the first nine months 2019 compared to the first nine months 2018. This decrease occurred as the average number of company owned trucks increased for the first nine months 2019 compared to the first nine months 2018, providing additional company-owned capacity and diminishing some of the need to utilize third party carriers.

Depreciation increased from 13.9% of revenues, before fuel surcharges, during the first nine months of 2018 to 14.8% of revenues, before fuel surcharges, during the first nine months of 2019. This increase is primarily the result of an increase in the average number of trucks and trailers within our fleet for the first nine months of 2019 compared to the first nine months of 2018.

Insurance and claims expense decreased from 4.9% of revenues, before fuel surcharges, during the first nine months of 2018 to 4.3% of revenues before fuel surcharges, during the first nine months of 2019. This decrease primarily resulted from our decision to become self-insured for property damage on company owned trucks. The Company was insured for property damage insurance coverage for company owned trucks through a third party insurance carrier through August 31, 2018. Effective September 1, 2018, the Company became self-insured for property damage. Also contributing to the decrease was a reduction of auto-liability premiums paid for September 2019 compared to September 2018. Beginning September 1, 2019 the Company became self-insured for certain layers of auto-liability claims exposure, resulting in a reduction of insurance premiums expense, but with the potential for increased claims expense in future periods.

Non-operating income increased from 0.3% of revenues, before fuel surcharges, during the first nine months of 2018 to 1.2% of revenues, before fuel surcharges, during the first nine months of 2019. This increase primarily resulted from an increase in income related to the change in market values of equity securities. An approximate $2.7 million increase in the market value of our marketable equity securities was recorded in non-operating income during the first nine months of 2019, compared to an approximate $0.3 million decrease in the market value of our equity securities recorded in non-operating income during the first nine months of 2018.

Interest expense increased from 1.5% of revenues, before fuel surcharges, during the first nine months of 2018 to 2.0% of revenues, before fuel surcharges during the first nine months of 2019. This increase is attributable to market increases in interest rates and to an increase in amounts financed under equipment installment notes.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 91.1% for the first nine months of 2018 to 90.2% for the first nine months of 2019.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	5.9	4.6	5.6	4.3
Rent and purchased transportation	88.5	88.4	87.0	89.3
Other	1.6	1.1	1.4	1.0
Total operating expenses	96.0	94.1	94.0	94.6
Operating income	4.0	5.9	6.0	5.4
Non-operating income	0.3	0.5	0.7	0.1
Interest expense	(1.1)	(0.8)	(1.1)	(0.6)
Income before income taxes	3.2	5.6	5.6	4.9

THREE MONTHS ENDED SEPTEMBER 30, 2019 VS. THREE MONTHS ENDED SEPTEMBER 30, 2018

During the third quarter of 2019, logistics and brokerage services revenue, before fuel surcharges, decreased 27.5% to $17.7 million as compared to $24.4 million during the third quarter of 2018. The decrease relates to a decrease in the number of loads and to a decrease in average rates charged during the third quarter of 2019 as compared to the third quarter of 2018.

Salaries, wages and benefits increased from 4.6% of revenues, before fuel surcharges, in the third quarter of 2018 to 5.9% of revenues, before fuel surcharges, during the third quarter of 2019. The increase relates primarily to the effect of lower revenues without a corresponding decrease in those wages with fixed cost characteristics, such as general and administrative wages.

Other operating expenses increased from 1.1% of revenues, before fuel surcharges, in the third quarter of 2018 to 1.6% of revenues, before fuel surcharges, during the third quarter of 2019. The increase related primarily to the effect of lower revenues without a corresponding decrease in operating expenses with fixed cost characteristics, such as depreciation and software subscriptions.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 94.1% for the third quarter of 2018 to 96.0% for the third quarter of 2019.

NINE MONTHS ENDED SEPTEMBER 30, 2019 VS. NINE MONTHS ENDED SEPTEMBER 30, 2018

During the first nine months of 2019, logistics and brokerage services revenue, before fuel surcharges, decreased 13.8% to $57.5 million as compared to $66.7 million during the first nine months of 2018. The decrease relates to a decrease in average rates charged during the first nine months of 2019 as compared to the first nine months of 2018.

Salaries, wages and benefits increased from 4.3% of revenues, before fuel surcharges, in the first nine months of 2018 to 5.6% of revenues, before fuel surcharges, during the first nine months of 2019. The increase relates primarily to an increase in the average number of employees utilized by logistics and brokerage service operations and to the effect of lower revenues without a corresponding decrease in those wages with fixed cost characteristics, such as general and administrative wages.

Rents and purchased transportation decreased from 89.3% of revenues, before fuel surcharges, during the first nine months of 2018 to 87.0% of revenues, before fuel surcharges, during the first nine months of 2019. The decrease results from paying third party carriers a smaller percentage of customer revenue.

Non-operating income increased from 0.1% of revenues, before fuel surcharges, during the first nine months of 2018 to 0.7% of revenues, before fuel surcharges, during the first nine months of 2019. This increase primarily resulted from an increase in income related to the change in market values of equity securities. An approximate $2.7 million increase in the market value of our marketable equity securities was recorded in non-operating income during the first nine months of 2019, compared to an approximate $0.3 million decrease in the market value of our equity securities recorded in non-operating income during the first nine months of 2018.

Interest expense increased from 0.6% of revenues, before fuel surcharges, during the first nine months of 2018 to 1.1% of revenues, before fuel surcharges during the first nine months of 2019. This increase is attributable to market increases in interest rates.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 94.6% for the first nine months of 2018 to 94.0% for the first nine months of 2019.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED SEPTEMBER 30, 2019 VS. THREE MONTHS ENDED SEPTEMBER 30, 2018

Net income for all divisions was approximately $4.6 million, or 4.2% of revenues, before fuel surcharges for the third quarter of 2019 as compared to net income of $9.2 million, or 7.9% of revenues, before fuel surcharges for the third quarter of 2018. The decrease in net income resulted in diluted earnings per share of $0.79 for the third quarter of 2019 as compared to diluted earnings per share of $1.52 for the third quarter of 2018.

NINE MONTHS ENDED SEPTEMBER 30, 2019 VS. NINE MONTHS ENDED SEPTEMBER 30, 2018

Net income for all divisions was approximately $21.5 million, or 6.5% of revenues, before fuel surcharges for the first nine months of 2019 as compared to net income of $17.9 million, or 5.4% of revenues, before fuel surcharges for the first nine months of 2018. The increase in net income resulted in diluted earnings per share of $3.65 for the first nine months of 2019 as compared to diluted earnings per share of $2.89 for the first nine months of 2018.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, and borrowings under our lines of credit, installment notes, and our investment margin account.

During the first nine months of 2019, we generated $76.4 million in cash from operating activities. Investing activities used $53.8 million in cash in the first nine months of 2019. Financing activities used $22.6 million in cash in the first nine months of 2019.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first nine months of 2019, we utilized cash on hand, installment notes, and our line of credit to finance purchases of revenue equipment and other assets of approximately $84.1 million.

We commonly finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 84 months. During the first nine months of 2019, the Company’s subsidiary, P.A.M. Transport, Inc., entered into installment obligations totaling approximately $61.6 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments.

During the remainder of 2019, we expect to purchase approximately 125 new trucks and 60 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $13.0 million. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future.

During the first nine months of 2019, we maintained a revolving line of credit. On January 25, 2019, certain terms of this revolving line of credit were amended to increase the borrowing limit from $40.0 million to $60.0 million, extend the term by one year, reduce the interest rate by 25 basis points and make certain other changes. See “Item 8. Financial Statements and Supplementary Data, Note 1 to the Consolidated Financial Statements – Subsequent Events” in our Annual Report on Form 10K for the year ended December 31, 2018, for additional information. Under the amended credit facility, amounts outstanding under the line bear interest at LIBOR (determined as of the first day of each month) plus 1.25% (3.35% at September 30, 2019), are secured by our trade accounts receivable and mature on July 1, 2022. The amended credit facility also establishes an “unused fee” of 0.25% if average borrowings are less than $18.0 million. At September 30, 2019 outstanding advances on the line of credit were approximately $9.8 million, including approximately $0.5 million in letters of credit, with availability to borrow $50.2 million.

Trade accounts receivable decreased from $63.4 million at December 31, 2018 to $60.6 million at September 30, 2019. The decrease resulted from a decrease in freight revenues, which flow through accounts receivable, during the third quarter of 2019 as compared to the fourth quarter of 2018.

Prepaid expenses and deposits decreased from $10.4 million at December 31, 2018 to $8.3 million at September 30, 2019. The decrease relates to the normal amortization of items prepaid as of December 31, 2018, partially offset by the annual prepayment of insurance premiums for various policies that renew on September 1st each year. Insurance prepayments will be amortized over the life of the insurance policies, which is generally September 2019 to August 2020.

Marketable equity securities increased from $27.6 million at December 31, 2018 to $28.8 million at September 30, 2019. The $1.2 million increase was due to an increase in the market value of held marketable equity securities of $2.7 million, the purchase of marketable equity securities with a combined market value of approximately $0.1 million partially offset by sales of marketable equity securities with a combined market value of $1.6 million during the first nine months of 2019.

Accounts payable increased from $20.0 million at December 31, 2018 to $27.3 million at September 30, 2019. This increase was primarily attributable to an increase in accrued equipment purchases from $1.6 million at December 31, 2018 to $5.7 million at September 30, 2019 and to an increase in bank overdrafts from $3.7 million at December 31, 2018 to $5.8 million at September 30, 2019.

Long-term debt and current maturities of long term-debt are reviewed on an aggregate basis, as the classification of amounts in each category are typically affected merely by the passage of time. Long-term debt and current maturities of long-term debt, on an aggregate basis, increased from $221.2 million at December 31, 2018 to $230.6 million at September 30, 2019. The increase was primarily related to the addition of $61.6 million in equipment installment notes, partially offset by note payments made during the first nine months of 2019.

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

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities increased to $28.8 million at September 30, 2019 from $27.5 million at December 31, 2018. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $2.9 million. For additional information with respect to the marketable equity securities, see Note D to our Condensed Consolidated Financial Statements.

Interest Rate Risk

Our line of credit bears interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are affected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $9.2 million of variable rate debt was outstanding under our line of credit for a full fiscal year; a hypothetical 100 basis point increase in LIBOR would result in approximately $92,000 of additional interest expense.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are a defendant in a collective-action lawsuit which was filed on May 29, 2019, in the United States District Court for the Western District of Arkansas. The plaintiffs, who are independent contractors who have been under contract with the Company during the period of May 29, 2016, through the date of filing, allege violations under the Fair Labor Standards Act and the Arkansas Minimum Wage Law. The plaintiffs, through their attorneys, have filed causes of action alleging “misclassification as independent contractors, payment on the basis of miles without regard to the number of hours worked, improper deductions, and failure to pay minimum wage.” The plaintiffs are seeking actual and liquidated damages to include court costs and legal fees. The lawsuit is in preliminary stages and we cannot reasonably estimate, at this time, the possible loss or range of loss, if any, that may arise from this lawsuit. Management has determined that any losses under this claim will not be covered by existing insurance policies.

Item 1A. Risk Factors.

Other than the risk factors set forth below, there were no material changes during the period ended September 30, 2019 from the risk factors previously discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

We are highly dependent on our major customers, the loss of or a reduction in services from one or more of which could have a material adverse effect on our business.

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

Generally, we do not have long-term contractual relationships with our major customers, and we cannot assure that our customer relationships will continue as presently in effect. A reduction in or termination of our services by our major customers could have a material adverse effect on our business and operating results. Further, a continuation of the recent labor strike affecting General Motors or a labor strike affecting another major customer could significantly disrupt our business from that customer and adversely impact our operations and profitability.

A determination by regulators or judicial process that independent contractors are employees could expose us to various liabilities and additional costs.

Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractors in the transportation service industry are employees rather than independent contractors. There can be no assurance that interpretations and laws that support the independent contractor status will not change or that regulatory authorities or independent contractors will not successfully assert a position that re-classifies independent contractors to be employees. If our independent contractors are determined to be our employees, that determination could materially increase our exposure under a variety of federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as our potential liability for employee benefits. In addition, such changes may be applied retroactively, and if so, we may be required to pay additional amounts to compensate for prior periods. Any of the above increased costs would adversely affect our business and operating results.

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

The following table summarizes the Company’s common stock repurchases during the third quarter of 2019. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser.”

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
July 1-31, 2019	--	--	--	244,792
August 1-31, 2019	1,911	$50.71	1,911	242,881
September 1-30, 2019	1,425	54.42	1,425	241,456
Total	3,336	$52.30	3,336

(1)	The Company’s stock repurchase program does not have an expiration date.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002.)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 11, 2007.)
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

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: November 1, 2019	By: /s/ Daniel H. Cushman
Daniel H. Cushman
President and Chief Executive Officer
(principal executive officer)

Dated: November 1, 2019	By: /s/ Allen W. West
Allen W. West
Vice President-Finance, Chief Financial
Officer, Secretary and Treasurer
(principal accounting and financial officer)