Form 10-K
period 2019-12-31
PAM TRANSPORTATION SERVICES INC
filed 2020-03-13
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2019

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to

P.A.M. TRANSPORTATION SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	0-1507	71-0633135
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Yes ☐       No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant computed by reference to the average of the closing bid and ask prices of the common stock as of the last business day of the registrant's most recently completed second quarter was $112,575,691. Solely for the purposes of this response, the registrant has assumed, without admitting for any purpose, that all executive officers and directors of the registrant, and no other persons, are the affiliates of the registrant at that date.

The number of shares outstanding of the registrant’s common stock, as of February 25, 2020: 5,746,450 shares of $.01 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 29, 2020, are incorporated by reference in Part III of this report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements, including statements about our operating and growth strategies, our expected financial position and operating results, industry trends, our capital expenditure and financing plans and similar matters. Such forward-looking statements are found throughout this Report, including under Item 1, Business, Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk. In those and other portions of this Report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “project”, “could”, “should”, “would” and similar expressions, as they relate to us, our management, and our industry are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements include, but are not limited to, excess capacity in the trucking industry; surplus inventories; recessionary economic cycles and downturns in customers’ business cycles; increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, and license and registration fees; the resale value of the Company’s used equipment and the price of new equipment; increases in compensation for and difficulty in attracting and retaining qualified drivers and owner-operators; increases in insurance premiums and deductible amounts relating to accident, cargo, workers’ compensation, health, and other claims; unanticipated increases in the number or amount of claims for which the Company is self-insured; inability of the Company to continue to secure acceptable financing arrangements; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors including reductions in rates resulting from competitive bidding; the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations; our ability to develop and implement suitable information technology systems and prevent failures in or breaches of such systems; litigation, including litigation related to alleged violations under the Fair Labor Standards Act and the Arkansas Minimum Wage Law; general risks associated with doing business in Mexico, including, without limitation, exchange rate fluctuations, inflation, import duties, tariffs, quotas, political and economic instability and terrorism; the potential impact of new laws, regulations or policy, including, without limitation, tariffs, import/export, trade and immigration regulations or policies; a significant reduction in or termination of the Company’s trucking service by a key customer; and other factors described under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” of this Report.

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

P.A.M. TRANSPORTATION SERVICES, INC.

FORM 10-K

For the fiscal year ended December 31, 2019.

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

P.A.M. Transportation Services, Inc. is a holding company incorporated under the laws of the State of Delaware in June 1986. We conduct operations principally through the following wholly owned subsidiaries: P.A.M. Transport, Inc., T.T.X., LLC, P.A.M. Cartage Carriers, LLC, Overdrive Leasing, LLC, P.A.M. Logistics Services, Inc., Choctaw Express, LLC, Choctaw Brokerage, Inc., Transcend Logistics, Inc., Decker Transport Co., LLC, East Coast Transport and Logistics, LLC, S & L Logistics, Inc., P.A.M. International, Inc, and P.A.M. Mexico Holdings LLC. Our operating authorities are held by P.A.M. Transport, Inc., P.A.M. Cartage Carriers, LLC, Choctaw Express, LLC, Choctaw Brokerage, Inc., T.T.X., LLC, Decker Transport Co., LLC, and East Coast Transport and Logistics, LLC. Effective on January 1, 2010, the operations of most of the Company’s operating subsidiaries were consolidated under the P.A.M. Transport, Inc. name in an effort to more clearly reflect the Company’s scope and available service offerings.

We are headquartered and maintain our primary terminal, maintenance facilities, and our corporate and administrative offices in Tontitown, Arkansas, which is located in northwest Arkansas, a major center for the trucking industry and where the support services for most major truck and trailer equipment manufacturers are readily available.

Segment Financial Information

The Company's operations are all in the motor carrier segment and are aggregated into a single reporting segment in accordance with the aggregation criteria under Generally Accepted Accounting Principles (“GAAP”).

Operations

Our operations can generally be classified into truckload services or brokerage and logistics services. This designation is based primarily on the ownership of the asset that performed the freight transportation service. Truckload services are performed by Company divisions that generally utilize Company-owned trucks, long-term contractors, or single-trip contractors to transport loads of freight for customers, while brokerage and logistics services coordinate or facilitate the transport of loads of freight for customers and generally involve the utilization of single-trip contractors. Both our truckload operations and our brokerage and logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. Truckload services operating revenues, before fuel surcharges, represented 82.7%, 80.0% and 86.3% of total operating revenues for the years ended December 31, 2019, 2018 and 2017, respectively. The remaining operating revenues, before fuel surcharge, for the same periods were generated by brokerage and logistics services, representing 17.3%, 20.0% and 13.7%, respectively.

Approximately 64% of the Company's revenues are derived from domestic shipments while approximately 36% of the Company’s revenues are derived from freight originating from or destined to locations in Mexico or Canada.

Business and Growth Strategy

Our strategy focuses on the following elements:

Providing a Full Suite of Complimentary Truckload Transportation Solutions. Our objective is to provide our customers with a comprehensive solution to their truckload transportation needs. Our array of asset-based service offerings consist of dedicated, expedited, automotive, local, regional, and long-haul truckload services. Our brokerage and logistics solutions offer similar services but utilize third-party equipment to expand available capacity. Our area of service includes the continental United States, Mexico and to a lesser degree Canada.

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

Industry

According to the American Trucking Association’s “American Trucking Trends 2019” report, the trucking industry transported approximately 71% of the total volume of freight transported in the United States during 2018, which equates to 11.5 billion tons and over $796 billion in revenue. The truckload industry is highly fragmented and is impacted by several economic and business factors, many of which are beyond the control of individual carriers. The state of the economy, coupled with equipment capacity levels, can impact freight rates. Volatility of various operating expenses, such as fuel and insurance, make the predictability of profit levels uncertain. Availability, attraction, retention and compensation of drivers also affect operating costs, as well as equipment utilization. In addition, the capital requirements for equipment, coupled with potential uncertainty of used equipment values, impact the ability of many carriers to expand their operations.

The current operating environment is characterized by the following:

•	competition for drivers;

•	competition for freight;

•	price increases by truck and trailer equipment manufacturers;

•	volatile fuel costs; and

•	pressure on less profitable or undercapitalized carriers to consolidate or exit the industry.

Competition

The trucking industry is highly competitive and includes thousands of carriers, none of which dominates the market in which the Company operates. The Company's market share is less than 1%, and we compete primarily with other medium and long-haul truckload carriers, with private carriage conducted by our existing and potential customers, and, to a lesser extent, with the railroads. We compete on the basis of quality of service and delivery performance, as well as price. Many of the carriers we compete with have substantially greater financial resources, own more equipment or carry a larger total volume of freight as compared to the Company.

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

Our five largest customers, for which we provide carrier services covering a number of geographic locations, accounted for approximately 40%, 42% and 41% of our total revenues in 2019, 2018 and 2017, respectively. General Motors Company accounted for approximately 19%, 13% and 18% of our revenues in 2019, 2018 and 2017, respectively. Fiat Chrysler Automobiles accounted for approximately 9%, 16% and 10% of our revenues in 2019, 2018 and 2017, respectively. Ford Motor Company accounted for approximately 7%, 8% and 9% of our revenues in 2019, 2018 and 2017, respectively.

We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. Approximately 40%, 46% and 46% of our revenues were derived from transportation services provided to the automobile industry during 2019, 2018 and 2017, respectively.

Revenue Equipment

At December 31, 2019, we operated a fleet of 2,130 trucks, which included 553 independent contractor trucks. At December 31, 2019, our trailer fleet consisted of 7,081 trailers. Our company-owned trucks and leased trucks are late model, well-maintained, premium trucks, which we believe help to attract and retain drivers, maximize fuel efficiency, promote safe operations, minimize maintenance and repair costs, and improve customer service by minimizing service interruptions caused by breakdowns. The average age of our trucks and trailers as of December 31, 2019 was 1.46 years and 4.18 years, respectively. We evaluate our equipment purchasing decisions based on factors such as initial cost, useful life, warranty terms, expected maintenance costs, fuel economy, driver comfort, customer needs, manufacturer support, and resale value.

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

Technology

Our trucks are equipped with cellular-based global positioning and communications systems that allow fleet managers to communicate directly with drivers. Drivers provide location, status, and informational updates directly to our computer system which increases productivity, convenience, and customer visibility. This system provides information that allows us to calculate accurate estimated time of arrival information, which helps to optimize planning and customer service levels.

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

Employees

At December 31, 2019, we employed 2,666 persons, of whom 1,945 were drivers, 183 were employed in maintenance, 296 were employed in operations, 42 were employed in marketing, 139 were employed in safety and personnel, and 61 were employed in general administration and accounting. A total of 2,651 of our employees were employed on a full-time basis as of December 31, 2019. None of our employees are represented by a collective bargaining unit, and we believe that our employee relations are good.

Drivers

At December 31, 2019, we utilized 1,945 company drivers in our operations. We also had 600 drivers for independent contractors under contract who were compensated on a per mile basis. Our drivers are paid for an array of services, including calculated miles driven, loading and unloading, additional stops, detention and layovers, among other things. Drivers can earn bonuses by recruiting other qualified drivers who become employed by us, and both cash and non-cash prizes are awarded for achieving certain safety and fuel efficiency goals.

We contract with independent contractors to supply one or more trucks and drivers for our use. Independent contractors must pay their own truck expenses, fuel, maintenance, insurance, and driver costs. They must meet and operate within our guidelines with respect to safety. We have a lease-purchase program whereby we offer independent contractors the opportunity to lease a truck, with the option to purchase the truck at the end of the lease term. We believe our lease-purchase program has contributed to our ability to attract and retain independent contractors. At December 31, 2019, approximately 343 independent contractors were leasing 449 trucks in this program.

In addition to strict application screening and drug testing, before being permitted to operate a vehicle, our drivers must undergo classroom instruction on our policies and procedures, safety techniques as taught by the Smith System of Defensive Driving, and the proper operation of equipment, and must pass both written and road tests. Instruction in defensive driving and safety techniques continues after hiring, with seminars at several of our terminals. At December 31, 2019, we employed 117 persons on a full-time basis in our driver recruiting, training and safety instruction programs.

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

Available Information

The Company maintains a website where additional information concerning its business can be found. The website address is www.pamtransport.com. On our website, under the caption “Investors,” the Company makes available, free of charge, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission.

Seasonality

Generally, our revenues do not exhibit a significant seasonal pattern; however, revenue is affected by adverse weather conditions, holidays and the number of business days that occur during a given period because revenue is directly related to the available work days of shippers. Operating expenses are typically higher in the winter months primarily due to decreased fuel efficiency and increased maintenance costs associated with inclement weather. In addition, automobile plants for which we transport a large amount of freight typically undergo scheduled shutdowns in July and December, and the volume of automotive freight we ship is reduced during such scheduled plant shutdowns.

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

In December 2014, the Consolidated and Further Continuing Appropriations Act of 2015 suspended enforcement of the requirements for use of the 34 hour restart that became effective in July 2013 and replaced them with the previous restart rules that were in effect on June 30, 2013, pending the completion of the Commercial Vehicle Driver Restart Study which is designed to measure and compare the fatigue and safety performance of truck drivers using the two different versions of the HOS restart provisions. As of December 31, 2019, the study has been completed, but the findings have not been publicly disclosed.

In July 2012, Congress passed legislation renewing the mandate for electronic logging devices and designated authority to the FMCSA to propose a new rule. In December 2015, the FMCSA amended the Federal Motor Carrier Safety Regulations to establish minimum performance and design standards for HOS electronic logging devices (“ELDs”), requirements for the mandatory use of these devices by drivers currently required to prepare HOS records of duty status, requirements concerning HOS supporting documents, and measures to address concerns about harassment resulting from the mandatory use of ELDs. In May 2018 the FMCSA released a notice that they would allow a motor carrier that installed and required its drivers to use an Automatic on Board Recording Device (“AOBRD”) before December 18, 2017 and who uses registered ELD capable devices that run compliant AOBRD software to continue to do so until December 16, 2019. The Company was an early adopter of ELD capable devices, requiring the devices to be installed on its entire fleet and requiring its drivers to use AOBRD’s since 2010. These rulings affect the majority of carriers, including us, and the Company’s ELD devices were in compliance with FMCA requirements prior to the December 16, 2019 deadline.

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

The FMCSA Commercial Driver’s License (“CDL”) Drug and Alcohol Clearinghouse (“Clearinghouse”) became effective January 6, 2020. This new database contains information pertaining to violations of the U.S. Department of Transportation controlled substances and alcohol testing program for holders of CDL’s. The Clearinghouse rules requires FMCSA regulated employers, among others, to report to the Clearinghouse information related to violations of the drug and alcohol regulations. Further, the rules require that FMCSA regulated employers query current and prospective employees’ drug and alcohol violations before permitting those employees to operate a commercial motor vehicle on public roads, and to recheck each employee annually. The system is intended to remove the ability of prospective employees to fail to disclose potential employers about past drug and alcohol violations at previous employers. We anticipate enforcement of the Clearinghouse will remove certain drivers from the pool of drivers available to the industry and increase competition and related costs to attract and retain the remaining qualified drivers.

Our motor carrier operations are also subject to environmental laws and regulations, including laws and regulations dealing with the transportation of hazardous materials and other environmental matters, and our operations involve certain inherent environmental risks. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We have instituted programs to monitor and control environmental risks and assure compliance with applicable environmental laws. As part of our safety and risk management program, we periodically perform internal environmental reviews so that we can achieve environmental compliance and avoid environmental risk. We transport a minimal amount of environmentally hazardous substances and, to date, have experienced no significant claims for hazardous materials shipments. If we should fail to comply with applicable regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

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

Our business is dependent upon a number of general economic and business factors that may adversely affect our results of operations. These factors include significant increases or rapid fluctuations in fuel prices, excess capacity in the trucking industry, surpluses in the market for used equipment, interest rates, fuel taxes, license and registration fees, insurance premiums, self-insurance levels, and difficulty in attracting and retaining qualified drivers, independent contractors, and third-party carriers.

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

A significant portion of our revenue is generated from our major customers. For 2019, our top five customers, based on revenue, accounted for approximately 40% of our revenue, and our three largest customers, General Motors Company, Fiat Chrysler Automobiles, and Ford Motor Company accounted for approximately 19%, 9% and 7% of our revenue, respectively. We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. As a result, the concentration of our business within the automobile industry is greater than the concentration in a single customer. Approximately 40% of our revenues for 2019 were derived from transportation services provided to the automobile industry.

Generally, we do not have long-term contractual relationships with our major customers, and we cannot assure that our customer relationships will continue as presently in effect. A reduction in or termination of our services by our major customers could have a material adverse effect on our business and operating results.

A significant labor dispute involving one or more of our customers could reduce our revenues and harm our profitability.

A substantial number of the employees of our largest customers are members of industrial trade unions and are employed under the terms of collective bargaining agreements. During 2019, a labor strike by the United Auto Workers (UAW) union of its employees at the facilities of our largest customer, General Motors (GM), caused an extended shutdown of GM’s manufacturing operations and, in turn, materially and adversely impacted our operating results during the third and fourth quarters of 2019. Any future labor disputes involving our customers could similarly affect our operations. If the UAW and our automotive customers and their suppliers are unable to negotiate new contracts in the future and our customers’ plants experience slowdowns or closures as a result, our revenue and profitability could be negatively impacted. A labor dispute involving another supplier to our customers that results in a slowdown or closure of our customers’ plants to which we provide services could also have a material adverse effect on our business.

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

Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. The Company is self-insured for a material portion of auto liability claims in excess of one million dollars and for health and workers’ compensation insurance up to certain limits. The actual cost to settle self-insured claims can differ from amounts reserved due to various uncertainties, including the ultimate severity of the claims and potential amounts required to defend and settle claims. If claims costs increase, or if the severity or number of claims increase, and if we are unable to offset the resulting increases in expenses with higher freight rates, our earnings could be materially and adversely affected. Healthcare legislation and inflationary cost increases could also have a negative effect on our results.

We may be subject to litigation claims that could result in significant expenditures.

By the nature of our operations we are exposed to the potential for a variety of litigation, including personal injury claims, vehicular collisions and accidents, alleged violations of federal and state labor and employment laws, such as class-action lawsuits alleging wage and hour violations and improper pay, commercial and contract disputes, cargo loss and property damage claims. While we purchase insurance coverage at levels we deem adequate, future litigation may exceed our insurance coverage or may not be covered by insurance. We accrue a provision for a litigation matter according to applicable accounting standards based on the ongoing assessment of the strengths and weaknesses of the litigation, its likelihood of success, and an evaluation of the possible range of loss. Our inability to defend ourselves against a significant litigation claim, could have a material adverse effect on our financial results.

Purchase price increases for new revenue equipment and/or decreases in the value of used revenue equipment could have an adverse effect on our results of operations, cash flows and financial condition.

During the last decade, the purchase price of new revenue equipment has increased significantly as equipment manufacturers recover increased materials and engine design costs resulting from compliance with increasingly stringent EPA engine emission standards, government tariffs on raw materials and other factors beyond the Company’s control. Additional EPA emission mandates, tariff increases on raw materials, or other factors that increase material or manufacturing costs of new equipment in the future could increase the purchase price paid by the Company for new revenue equipment and could result in higher than anticipated depreciation expenses. If we were unable to offset any such increase in expenses with freight rate increases, our cash flows and results of operations could be adversely affected. If the market price for used revenue equipment declines, we could incur substantial losses upon disposition of our revenue equipment which could adversely affect our results of operations and financial condition.

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

Discontinuation, reform or replacement of LIBOR may adversely affect our variable rate debt.

Borrowings under our credit facilities are at variable rates of interest, primarily based on London Interbank Offered Rate (“LIBOR”). LIBOR tends to fluctuate based on general interest rates, rates set by the U.S. Federal Reserve Board and other central banks, the supply of and demand for credit in the London interbank market, and general economic conditions. In July 2017, the Financial Conduct Authority in the U.K. announced a desire to phase out LIBOR as a benchmark by the end of 2021. Financial industry working groups are developing replacement rates and methodologies to transition existing agreements that depend on LIBOR as a reference rate; however, we can provide no assurance that market-accepted rates and transition methodologies will be available and finalized at the time of LIBOR cessation. If clear market standards and transition methodologies have not been developed by the time LIBOR becomes unavailable, we may have difficulty reaching agreement on acceptable replacement rates under our credit facilities. If we are unable to negotiate replacement rates on favorable terms, it could have a material adverse effect on our earnings and cash flows.

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

Our operations are authorized and regulated by various federal and state agencies in the United States, Mexico and Canada that generally govern such activities as authorization to engage in motor carrier operations, safety, and financial reporting. Specific standards and regulations such as equipment dimensions, engine emissions, maintenance, drivers’ hours of service, drug and alcohol testing, and hazardous materials are regulated by the Department of Transportation, Federal Motor Carrier Safety Administration, the Environmental Protection Agency and various other state and federal agencies. We may become subject to new or more restrictive regulations imposed by these authorities which could significantly impair equipment and driver productivity and increase operating expenses.

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

As we continue to grow our business in Mexico, we are subject to greater risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of Mexico, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and U.S. export and import laws, and social, political, and economic instability. We also face additional risks associated with our Mexico business, including potential restrictive trade policies and imposition of any import or export taxes, duties, fees, etc. If we are unable to address business concerns related to our international operations in a timely and cost efficient manner, our financial position, results of operations or cash flows could be adversely affected. Additionally, approximately 36% of the freight we haul crosses the border between the United States and Mexico. We have in the past year experienced delays in Mexico border-crossings due to weather events, immigration-related issues and the reallocation of border agents to other border areas. Any future shutdowns or disruptions of Mexico border-crossings, particularly at the Laredo, Texas border, could materially and adversely impact our operations, cash flows and profitability. The agreement permitting cross-border movements for both United States and Mexican-based carriers in the United States and Mexico presents additional risks in the form of potential increased competition and the potential for increased congestion in our lanes that cross the border between countries.

A determination that independent contractors are employees could expose us to various liabilities and additional costs.

Federal and state legislation as well as tax and other regulatory authorities often seek to assert that independent contractors in the transportation service industry are employees rather than independent contractors. An example of such legislation recently enacted in California is currently under a judicial stay with respect to trucking companies while a legal challenge to the law is pending. There can be no assurance that interpretations that support the independent contractor status will not change, that other federal or state legislation will not be enacted or that various authorities will not successfully assert a position that re-classifies independent contractors to be employees. If our independent contractors are determined to be our employees, that determination could materially increase our exposure under a variety of federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as our potential liability for employee benefits. In addition, such changes may be applied retroactively, and if so, we may be required to pay additional amounts to compensate for prior periods. Any of the above increased costs would adversely affect our business and operating results.

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

As global warming issues become more prevalent, federal, state and local governments, as well as some of our customers, have made efforts to respond to these issues. This increased focus on sustainability may result in new legislation or regulations and customer requirements that could negatively affect us as we may incur additional costs or be required to make changes to our operations in order to comply with any new regulations or customer requirements. Legislation or regulations that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases such as carbon dioxide, a by-product of burning fossil fuels such as those used in the Company’s trucks, could adversely affect our operations and financial results. More specifically, legislative or regulatory actions relating to climate change could adversely impact the Company by increasing our fuel costs and reducing fuel efficiency and could result in the creation of substantial additional capital expenditures and operating costs in the form of taxes, emissions allowances, or required equipment upgrades. Any of these factors could impair our operating efficiency and productivity and result in higher operating costs. In addition, revenues could decrease if we are unable to meet regulatory or customer sustainability requirements. These additional costs, changes in operations, or loss of revenues could have a material adverse effect on our business, financial condition and results of operations.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

We are subject to various environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks, and discharge and retention of storm-water. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination could occur. We also maintain bulk fuel storage and fuel islands at one of our facilities. Our operations may involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, it could have a materially adverse effect on our business and operating results. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

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

While we are not aware of a breach that has resulted in significant lost productivity or exposure of sensitive information to date, we are aware that our systems are targeted by various viruses and cyber-attacks and expect these efforts to continue. Our systems and those of our technology and communications providers are vulnerable to interruptions caused by natural disasters, power loss, telecommunication and internet failures, cyber-attack, and other events beyond our control. Accordingly, information security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us and we maintain information security processes and policies to protect our systems and data from cyber security events and threats.

Although we have processes, policies and procedures in place and our information systems are protected through physical and software security as well as redundant backup systems, they remain susceptible to cyber security risks. Some of our software systems are utilized by third parties who provide outsourced processing services which may increase the risk of a cyber-security incident.

A successful cyber-attack or catastrophic natural disaster could significantly affect our operating and financial systems and could temporarily disrupt our ability to provide required services to our customers and impact our ability to manage our operations and perform vital financial processes, any of which could have a materially adverse effect on our business. In addition, regulatory and enforcement focus on data protection in the U.S. and failure to comply with applicable U.S. data protection regulations or other data protection standards may expose us to litigation, fines, sanctions or other penalties, which could harm our reputation and adversely impact our business, results of operations and financial condition.

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

Future changes in accounting standards or practices, and related legal and regulatory interpretations of those changes, may adversely impact public companies in general, the transportation industry or our operations specifically. New accounting standards or requirements could change the way we account for, disclose and present various aspects of our financial position, results of operations or cash flows and could be costly to implement.

Our business may be harmed by public health crises, terrorist attacks, future war or anti-terrorism measures.

The rapid spread of a contagious illness such as the coronavirus, or fear of such an event, could significantly disrupt global and domestic supply chains for our customers or result in various travel restrictions, any of which could have a material adverse effect on our business and results of operations. It is unknown how extensive supply chains may be affected by the currently developing situation with the coronavirus. In addition, in order to prevent terrorist attacks, federal, state and municipal authorities have implemented and continue to follow various security measures, including checkpoints and travel restrictions on large trucks. Our international operations in Canada and Mexico may be affected significantly if there are any disruptions or closures of border traffic due to security measures. Such measures may have costs associated with them, which, in connection with the transportation services we provide, we or our independent contractors could be forced to bear. Further, a public health crisis, terrorist attack, war, or risk of such an event, also may have an adverse effect on the economy. A decline in economic activity could adversely affect our revenue or restrict our future growth. Instability in the financial markets as a result of a health pandemic, terrorism or war also could affect our ability to raise capital. In addition, the insurance premiums charged for some or all of the coverage currently maintained by us could increase dramatically or such coverage could be unavailable in the future.

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

Matthew T. Moroun, the Chairman of our Board of Directors, and a trust of which Mr. Moroun is a co-trustee together own approximately 68.0% of our outstanding common stock. As a result, Mr. Moroun has the power to:

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

Our subsidiaries lease facilities in Fort Wayne and Indianapolis, Indiana; Romulus, Michigan; Tahlequah, Oklahoma; Memphis, Tennessee; and Monterrey, Mexico. Our terminal facilities in North Little Rock, Arkansas; North Jackson, Ohio; Willard, Ohio; and Irving and Laredo, Texas are owned. The leased facilities are leased primarily on contractual terms typically ranging from one to five years and have provisions for early cancellation if we so choose. As of December 31, 2019, the following table provides a summary of the ownership and types of activities conducted at each location:

Location	Own/ Lease	Dispatch Office	Maintenance Facility	Safety Training
Tontitown, Arkansas	Own	Yes	Yes	Yes
North Little Rock, Arkansas	Own	No	Yes	Yes
Indianapolis, Indiana	Lease	No	Yes	No
Romulus, Michigan	Lease	No	Yes	No
North Jackson, Ohio	Own	Yes	Yes	Yes
Willard, Ohio	Own	Yes	Yes	No
Tahlequah, Oklahoma	Lease	No	No	No
Memphis, Tennessee	Lease	No	Yes	No
Irving, Texas	Own	Yes	Yes	Yes
Laredo, Texas	Own	Yes	Yes	Yes
Monterrey, Mexico	Lease	No	No	No
Fort Wayne, Indiana	Lease	Yes	Yes	No

We also have access to trailer drop and relay stations in various other locations across the country. We lease certain of these facilities on a month-to-month basis from affiliates of our largest stockholder.

We believe that all of the properties that we own or lease are suitable for their purposes and adequate to meet our needs.

Item 3. Legal Proceedings.

We are a defendant in a collective- and class-action lawsuit which was filed on December 9, 2016, in the United States District Court for the Western District of Arkansas. The plaintiffs, who include current and former employee drivers who worked for the Company during the period of December 9, 2013, through December 31, 2019, allege violations under the Fair Labor Standards Act and the Arkansas Minimum Wage Law including “failure to pay minimum wage during orientation, failure to pay minimum wage to team drivers after initial orientation, failure to pay minimum wage to solo-drivers after initial orientation, failure to pay for compensable travel time, Comdata card fees, unlawful deductions, and breach of contract.” The plaintiffs are seeking actual and liquidated damages to include court costs and legal fees. On February 18, 2020, the United States District Court for the Western District of Arkansas granted preliminary approval of a settlement reached with the plaintiffs. The settlement is subject to final approval by the court.

We are a defendant in a collective- and class-action lawsuit which was filed on May 29, 2019, in the United States District Court for the Western District of Arkansas. The plaintiffs, who are independent contractors who have been under contract with the Company during the period of May 29, 2016 through the date of filing, allege violations under the Fair Labor Standards Act and the Arkansas Minimum Wage Law. The plaintiffs, through their attorneys, have filed causes of action alleging “misclassification as independent contractors, payment on the basis of miles without regard to the number of hours worked, improper deductions, and failure to pay minimum wage.” The plaintiffs are seeking actual and liquidated damages to include court costs and legal fees.

We are involved in certain other claims and pending litigation arising from the ordinary conduct of business. We also provide accruals for claims within our self-insured retention amounts. On September 1, 2019, we elected to become self-insured for certain layers of auto liability claims in excess of $1.0 million for which we previously maintained auto liability insurance coverage. We currently specifically reserve for claims that are expected to exceed $1.0 million when fully developed, based on the facts and circumstances of those claims. Based on our knowledge of the facts, and in certain cases, opinions of outside counsel, we believe the resolution of such claims and pending litigation will not have a material effect on our financial position, results of operations or cash flows. However, if we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Market under the symbol PTSI. As of February 25, 2020, there were approximately 66 holders of record of our common stock.

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

Repurchases of Equity Securities by the Issuer

The Company’s stock repurchase program has been extended and expanded several times, most recently in April 2017, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. Since the reauthorization, the Company has repurchased 271,004 shares of its common stock under this repurchase program.

In addition, the Company has repurchased 192,743 shares, 185,597 shares and 143,859 shares during 2019, 2018 and 2017, respectively, through publicly announced Dutch auction tender offers. See “Item 8. Financial Statements and Supplementary Data, Note 9 to the Consolidated Financial Statements – Capital Stock” for additional information regarding these tender offers.

The following table summarizes the Company’s common stock repurchases during the fourth quarter of 2019. No shares were purchased during the quarter other than through the repurchase program described above, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser.”

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
October 1-31, 2019	--	--	--	241,456
November 1-30, 2019	2,802	$54.22	2,802	238,654
December 1-31, 2019	9,658	53.53	9,658	228,996
Total	12,460	$53.68	12,460

(1)	The Company’s stock repurchase program does not have an expiration date.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for a presentation of compensation plans under which equity securities of the Company are authorized for issuance.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of the NASDAQ OMX Index for the NASDAQ Stock Market (U.S. companies) and the NASDAQ OMX Index for the NASDAQ Trucking and Transportation Stocks for the period of five years commencing December 31, 2014 and ending December 31, 2019. The graph assumes that the value of the investment in our common stock and in each index was $100 on December 31, 2014 and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG OUR COMMON STOCK,

THE NASDAQ OMX INDEX FOR THE NASDAQ STOCK MARKET (U.S. COMPANIES)

AND THE NASDAQ TRUCKING AND TRANSPORTATION STOCKS INDEX THROUGH DECEMBER 31, 2019

Item 6. Selected Financial Data.

The following selected financial and operating data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Report.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
Statement of Operations Data:
Operating revenues:
Operating revenues, before fuel surcharge	$439,511	$445,855	$373,523	$382,737	$355,403
Fuel surcharge	74,666	87,406	64,315	50,115	61,647
Total operating revenues	514,177	533,261	437,838	432,852	417,050

Operating expenses:
Salaries, wages and benefits	129,738	119,819	102,227	112,235	105,943
Operating supplies and expenses	98,420	93,130	79,505	82,993	89,878
Rent and purchased transportation	168,399	201,455	174,477	158,298	134,188
Depreciation	55,107	49,387	42,274	39,114	32,346
Insurance and claims	35,622	17,191	17,484	16,632	15,315
Other	13,761	11,983	9,249	8,352	8,904
Loss (gain) on sale or disposal of property	583	(1,306)	(58)	(4,700)	(5,754)
Total operating expenses	501,630	491,659	425,158	412,924	380,820
Operating income	12,547	41,602	12,680	19,928	36,230
Non-operating income (expense)	6,222	(4,016)	5,853	1,485	1,516
Interest expense	(8,654)	(6,245)	(3,902)	(3,641)	(2,818)
Income before income taxes	10,115	31,341	14,631	17,772	34,928
Income tax expense (benefit)	2,215	7,347	(24,268)	6,671	13,492
Net income	$7,900	$23,994	$38,899	$11,101	$21,436

Earnings per common share:
Basic	$1.35	$3.94	$6.14	$1.68	$2.94
Diluted	$1.34	$3.90	$6.08	$1.67	$2.93

Average common shares outstanding – Basic	5,832	6,083	6,331	6,627	7,288
Average common shares outstanding – Diluted (1)	5,880	6,159	6,398	6,649	7,325

Cash dividends declared per common share	$-	$-	$-	$-	$-

(1)

Diluted income per share for 2019, 2018, 2017, 2016, and 2015 assumes the exercise/vesting of stock to purchase an aggregate of 25,545, 25,516, 50,177, 39,093, and 44,755 shares of common stock, respectively.

	At December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:	(in thousands)
Total assets	$498,009	$466,066	$392,185	$380,066	$357,995
Long-term debt, excluding current portion	174,187	157,315	98,995	124,391	99,223
Stockholders' equity	133,975	139,447	127,604	94,158	101,554

	Year Ended December 31,
	2019	2018	2017	2016	2015
Operating Data:
Operating ratio (1)	97.1%	90.7%	96.6%	94.8%	89.8%
Average number of truckloads per week	8,405	8,420	7,134	6,827	6,388
Average miles per trip	499	521	635	684	673
Total miles traveled (in thousands)	213,048	222,738	229,392	237,266	218,418
Average miles per truck	102,674	117,169	125,009	125,471	119,419
Average revenue, before fuel surcharge per truck per day	$834	$923	$805	$797	$765
Average revenue, before fuel surcharge per loaded mile	$1.84	$1.71	$1.51	$1.53	$1.53
Empty mile factor	7.3%	6.3%	6.8%	6.8%	6.8%

At end of period:
Total company-owned/leased trucks (2)	2,130	2,031	1,721	1,855	1,860
Average age of company-owned trucks (in years)	1.46	1.20	1.49	1.49	1.32
Total company-owned/leased trailers (3)	7,081	6,397	5,795	5,699	4,983
Average age of company-owned trailers (in years)	4.18	3.54	3.38	2.71	3.47
Number of employees and independent contract drivers	3,242	3,345	2,969	3,216	3,049

(1)	Total operating expenses, net of fuel surcharge as a percentage of operating revenues, before fuel surcharge.
(2)	Includes the following numbers of independent contractor trucks: 553 in 2019, 597 in 2018, 560 in 2017, 578 in 2016, and 482 in 2015.
(3)	Includes the following numbers of leased trailers: 56 in 2019, 43 in 2018, zero in 2017, 232 in 2016, and 80 in 2015.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

The Company's administrative headquarters are in Tontitown, Arkansas. From this location we manage operations conducted through our wholly owned subsidiaries based in various locations around the United States, Mexico, and Canada. The operations of these subsidiaries can generally be classified into either truckload services or brokerage and logistics services. This designation is based primarily on the ownership of the asset that performed the freight transportation service. Truckload services are performed by Company divisions that generally utilize Company- owned trucks, long-term contractors, or single-trip contractors to transport loads of freight for customers, while brokerage and logistics services coordinate or facilitate the transport of loads of freight for customers and generally involve the utilization of single-trip contractors. Both our truckload operations and our brokerage/logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. All of the Company's operations are in the motor carrier segment.

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 82.7%, 80.0% and 86.3% of total revenues, excluding fuel surcharges for the twelve months ended December 31, 2019, 2018 and 2017, respectively.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance and claims, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge (and operating supplies and expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During 2019, 2018 and 2017, approximately $74.7 million, $87.4 million and $64.3 million, respectively, of the Company's total revenue was generated from fuel surcharges. We also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Results of Operations - Truckload Services

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Operating supplies and expenses are shown net of fuel surcharges.

	Years Ended December 31,
	2019	2018	2017
Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	34.5	32.4	30.9
Operating supplies and expenses, net of fuel surcharge	6.5	1.5	4.7
Rent and purchased transportation	28.3	34.4	39.9
Depreciation	15.0	13.7	13.1
Insurance and claims	9.8	4.8	5.4
Other	3.6	3.0	2.7
Gain on sale or disposal of property	0.0	(0.1)	0.0
Total operating expenses	97.7	89.7	96.7
Operating income	2.3	10.3	3.3
Non-operating income (expense)	1.5	(1.0)	1.7
Interest expense	(2.1)	(1.6)	(1.1)
Income before income taxes	1.7%	7.7%	3.9%

2019 Compared to 2018

For the year ended December 31, 2019, truckload services revenue, before fuel surcharges, increased 2.0% to $363.6 million as compared to $356.6 million for the year ended December 31, 2018. The increase relates primarily to a 7.8% increase in our rate per loaded mile, from $1.71 for the year ended December 31, 2018 to $1.84 for the year ended December 31, 2019, and to an increase in the average number of trucks in service from 1,901 during 2018 to 2,075 during 2019. These increases were partially offset by a decrease in the average number of miles travelled per day by our trucks in 2019 compared to 2018, which was a result of a decrease in the average length of haul of shipments offered by our customers.

Salaries, wages and benefits increased from 32.4% of revenues, before fuel surcharges, during 2018 to 34.5% of revenues, before fuel surcharges, during 2019. The increase relates primarily to an increase in company driver wages paid during 2019 compared to 2018. The increase in driver wages relates primarily to route specific raises that were phased in throughout 2019 and to an increase in wages and benefits paid to regional and short-haul drivers. In addition, the proportion of total miles driven by company drivers increased as the number of company drivers increased year-over-year.

Operating supplies and expenses increased from 1.5% of revenues, before fuel surcharges, during 2018 to 6.5% of revenues, before fuel surcharges, during 2019. The increase relates primarily to an increase in the average surcharge-adjusted fuel price paid per gallon of diesel fuel, which was a result of decreased fuel surcharge collections from customers. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that, during periods of rising fuel prices, fuel surcharge collections increase, while fuel surcharge collections decrease during periods of falling fuel prices. Also contributing to the increase was an increase in the proportion of total miles driven by company drivers for the year ended December 31, 2019 compared to December 31, 2018. This increase in miles driven by company drivers has the effect of increasing our net operating supplies and expenses while decreasing the Rent and purchased transportation category, as fuel surcharge revenue generated from transportation services performed by owner-operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner-operators for their services is reported along with their base rate of pay in the Rent and purchased transportation category.

Rent and purchased transportation decreased from 34.4% of revenues, before fuel surcharges, during 2018 to 28.3% of revenues, before fuel surcharges, during 2019. The decrease was primarily due to a reduction in the proportion of total miles driven by owner-operators for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Depreciation increased from 13.7% of revenues, before fuel surcharges, during 2018 to 15.0% of revenues, before fuel surcharges, during 2019. This increase is primarily the result of an increase in the average number of trucks and trailers owned by the company. During 2019, the average number of company-owned trucks and trailers increased by 199 and 503, respectively, compared to 2018. The Company uses a three-year replacement cycle for trucks it intends to trade back or sell and a five-year life cycle for tractors it intends to place in its lease to own program. Trailers are on a seven-year replacement cycle. The cost of new trucks and trailers have increased significantly over the previous three-year and seven-year periods. Depreciating higher cost equipment over the same length of time will result in an increase in depreciation expense during the respective period.

Insurance and claims increased from 4.8% of revenues, before fuel surcharges, during 2018 to 9.8% of revenues, before fuel surcharges, during 2019. This increase is primarily the result of the negative impact of estimated amounts reserved for the anticipated settlement of a lawsuit which claims that the Company was in violation of minimum wage laws with regard to certain activities performed by employee drivers and for a similar suit brought against the Company by certain individuals who assert that they were misclassified as owner-operators. This increase was partially offset by decreases in insurance premiums resulting from the election to become self-insured for certain categories of property damage and liability risk. The Company became self-insured for property damage on company-owned trucks commencing on September 1, 2018. Prior to this, the Company paid insurance premiums and was insured for property damage insurance coverage for company-owned trucks through a third-party insurance carrier. In addition, the Company became self-insured for certain layers of auto liability claims in excess of $1.0 million commencing September 1, 2019. During the first nine months of 2019, and for the entire year of 2018, the Company paid for auto liability insurance coverage for claims in excess of $1.0 million through various third-party insurance carriers.

Other expenses increased from 3.0% of revenues, before fuel surcharges, during 2018 to 3.6% of revenues, before fuel surcharges, during 2019. This increase related primarily to an increase in amounts expensed for legal fees and other supplies and expenses. This increase was partially offset by a decrease for amounts expensed for uncollectible revenue.

Non-operating income increased from a loss of 1.0% of revenues, before fuel surcharges, during 2018 to 1.5% of revenue, before fuel surcharges, during 2019. This increase resulted primarily from an increase in the market value of our marketable equity securities portfolio at December 31, 2019 compared to December 31, 2018. The unrealized pre-tax gain in market value for 2019 was approximately $3,698,000 compared to a net unrealized pre-tax loss in market value of approximately $5,763,000 reported as Non-operating expense for 2018.

Interest expense increased from 1.6% of revenues, before fuel surcharges, during 2018 to 2.1% of revenues, before fuel surcharges, during 2019. This increase is attributable to market increases in interest rates and to increases in amounts financed by the Company for new equipment. The increase in amounts financed was the result of growth in the number of company-owned trucks and trailers operated within our fleet.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 89.7% for 2018 to 97.7% for 2019.

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

Salaries, wages and benefits increased from 30.9% of revenues, before fuel surcharges, during 2017 to 32.4% of revenues, before fuel surcharges, during 2018. The increase relates primarily to an increase in company driver wages paid during 2018 compared to 2017. The increase in driver wages relates primarily to a per mile pay increase that went into effect during the last week of December 2017, and to route specific raises that were phased in throughout 2018. These per mile pay increases raised the average rate per mile paid to company drivers, which increased driver pay by approximately $7.4 million for 2018 compared to 2017. In addition, the proportion of total miles driven by company drivers increased as the number of company drivers increased year-over-year. Also contributing to the increase were salaries, wages and benefits paid to regional and short-haul drivers, which increased by approximately $5.1 million for the periods compared. This increase occurred as we expanded our regional dedicated service offerings during 2018.

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

Rent and purchased transportation decreased from 39.9% of revenues, before fuel surcharges, during 2017 to 34.4% of revenues, before fuel surcharges, during 2018. The decrease was primarily due to a reduction in amounts paid for equipment leases during 2018 compared to 2017, as the scheduled expiration of our final truck operating lease occurred during the first quarter of 2018. Trucks leased under these operating leases were replaced with company-owned trucks as the scheduled expirations occurred. Also contributing to the decrease was a decrease in the average number of owner-operators under contract from 634 during 2017 to 574 during 2018, partially offset by an increase in the average rate per mile, including fuel surcharges, paid to owner-operators during the respective periods.

Depreciation increased from 13.1% of revenues, before fuel surcharges, during 2017 to 13.7% of revenues, before fuel surcharges, during 2018. This increase is primarily the result of an increase in the average number of trucks and trailers owned by the company. As previously discussed, new trucks were purchased to replace trucks returned under expiring operating leases. This transition resulted in a shift in expense from the Rent and purchased transportation category to the Depreciation category as leased trucks were replaced with owned trucks. During 2018, the average number of company-owned trucks and trailers increased by 305 and 597, respectively, compared to 2017. The Company uses three- or five-year and seven-year equipment replacement cycles for trucks and trailers, respectively, and the cost of new trucks and trailers have increased significantly over the previous three- or five-year and seven-year periods. Depreciating higher cost equipment over the same length of time will result in an increase in depreciation expense during the respective period.

Insurance and claims decreased from 5.4% of revenues, before fuel surcharges, during 2017 to 4.8% of revenues, before fuel surcharges, during 2018. This decrease primarily resulted from a decision to become self-insured for property damage on company-owned trucks commencing on September 1, 2018. During 2017, the Company paid for property damage coverage for company-owned trucks through a third-party insurance carrier for the entire year.

This coverage was in place through August 31, 2018, when the Company dropped insurance coverage and became self-insured. Also contributing to the decrease as a percentage of revenue, before fuel surcharges, is the interaction of the increase in revenue with the decrease in total miles driven. Miles driven generally serve as the premium basis for the majority of our insurance coverage.

Non-operating income decreased from 1.7% of revenues, before fuel surcharges, during 2017 to a loss of 1.0% of revenue, before fuel surcharges, during 2018. This decrease resulted primarily from the adoption of ASU 2016-01 on January 1, 2018. As discussed in “Item 8. Financial Statements and Supplementary Data, Note 4 to the Consolidated Financial Statements – Marketable Equity Securities,” this standard requires that equity investments be adjusted to market value each period with current period gains and losses in value recorded in net income. Previous guidance generally required that unrealized gains and losses be reported on our consolidated balance sheets in Accumulated Other Comprehensive Income. During 2017, equity investments were sold with pre-tax realized gains of approximately $4,735,000. During 2018, equity investments were sold with pre-tax realized gains of approximately $375,000. In addition, our marketable securities portfolio had net unrealized pre-tax losses in market value of approximately $5,763,000, which was reported as Non-operating expense for 2018.

Interest expense increased from 1.1% of revenues, before fuel surcharges, during 2017 to 1.6% of revenues, before fuel surcharges, during 2018. This increase is attributable to market increases in interest rates, and to increases in amounts financed by the Company for new equipment. The increase in amounts financed was the result of the replacement of trucks operated under equipment leases during 2017 with company-owned trucks, as discussed previously, and to overall growth in the number of company-owned trucks and trailers operated within our fleet.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 96.7% for 2017 to 89.7% for 2018.

Results of Operations - Logistics and Brokerage Services

The following table sets forth, for logistics and brokerage services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Brokerage operations occur specifically in certain divisions; however, brokerage operations occur throughout the Company in similar operations having substantially similar economic characteristics. Rent and purchased transportation, which includes costs paid to third-party carriers, are shown net of fuel surcharges.

	Years Ended December 31,
	2019	2018	2017
Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	5.8	4.6	4.9
Rent and purchased transportation	86.4	88.1	89.8
Insurance and claims	0.1	0.1	0.1
Other	2.4	1.6	1.2
Total operating expenses	94.7	94.4	96.0
Operating income	5.3	5.6	4.0
Non-operating income (expense)	0.8	(0.5)	0.8
Interest expense	(1.1)	(0.7)	(0.6)
Income before income taxes	5.0%	4.4%	4.2%

2019 Compared to 2018

For the year ended December 31, 2019, logistics and brokerage services revenues, before fuel surcharges, decreased 15.0% to $75.9 million as compared to $89.3 million for the year ended December 31, 2018. The decrease was primarily the result of a decrease in freight rates charged to customers during 2019 as compared to 2018.

Salaries, wages and benefits increased from 4.6% of revenues, before fuel surcharges, in 2018 to 5.8% of revenues, before fuel surcharges, in 2019. The increase relates primarily to the effect of lower revenues without a corresponding decrease in those wages with fixed cost characteristics, such as general and administrative wages.

Rent and purchased transportation decreased from 88.1% of revenues, before fuel surcharges, in 2018 to 86.4% of revenues, before fuel surcharges, in 2019. The decrease results from paying third-party carriers a smaller percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 94.4% for 2018 to 94.7% for 2019.

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

Rent and purchased transportation decreased from 89.8% of revenues, before fuel surcharges, in 2017 to 88.1% of revenues, before fuel surcharges, in 2018. The decrease results from paying third-party carriers a smaller percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 96.0% for 2017 to 94.4% for 2018.

Results of Operations - Combined Services

2019 Compared to 2018

Income tax expense was approximately $2.2 million in 2019, resulting in an effective rate of 21.9%, as compared to approximately $7.3 million, or an effective tax rate of 23.4% in 2018. The effective tax rate is impacted by the existence of partially non-deductible meal and incidental expense per-diem payments to company drivers. Per-diem payments may cause a significant difference in the Company’s effective tax rate from period-to-period as the proportion of non-deductible expenses to pre-tax net income increases or decreases.

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of Accounting Standards Codification (“ASC”) 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2019, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of December 31, 2019, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During 2019 and 2018, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2016 and forward remain open to examination in those jurisdictions.

The combined net income for all divisions was $7.9 million, or 1.8% of revenues, before fuel surcharge, for 2019 as compared to the combined net income for all divisions of $24.0 million or 5.4% of revenues, before fuel surcharge, for 2018. Diluted earnings per share decreased from $3.90 for the year ended December 31, 2018 to $1.34 for the year ended December 31, 2019.

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

In accordance with the provisions of ASC 740-10-30, as of December 31, 2018, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

Additionally, as of December 31, 2018, management determined that an adjustment to the Company’s consolidated financial statements for uncertain tax positions was not required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. During 2018 and 2017, the Company did not recognize or accrue any interest or penalties related to uncertain income tax positions.

The combined net income for all divisions was $24.0 million, or 5.4% of revenues, before fuel surcharge, for 2018 as compared to the combined net income for all divisions of $38.9 million or 10.4% of revenues, before fuel surcharge, for 2017. The decrease in net income resulted in a decrease in diluted earnings per share to $3.90 for 2018 from a diluted earnings per share of $6.08 for 2017.

Quarterly Results of Operations

The following table presents selected consolidated financial information for each of our last eight fiscal quarters through December 31, 2019. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the quarterly information.

	Quarter Ended
	Mar. 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019	Mar. 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018
	(unaudited)
	(in thousands, except earnings per share data)
Operating revenues	$128,686	$133,000	$128,994	$123,497	$119,458	$135,302	$140,325	$138,176
Total operating expenses	118,999	119,789	121,461	141,381	115,702	125,285	127,172	123,500
Operating income (loss)	9,687	13,211	7,533	(17,884)	3,756	10,017	13,153	14,676
Net income (loss)	8,301	8,654	4,581	(13,636)	1,387	7,289	9,248	6,070
Income per common share:
Basic	$1.40	$1.47	$0.80	$(2.37)	$0.22	$1.18	$1.53	$1.02
Diluted	$1.39	$1.45	$0.79	$(2.37)	$0.22	$1.17	$1.52	$1.01

Liquidity and Capital Resources

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, borrowings under our lines of credit, installment notes and investment margin account, and issuances of equity securities.

During 2019, we generated $84.3 million in cash from operating activities compared to $82.3 million and $50.6 million in 2018 and 2017, respectively. Investing activities used $62.3 million in cash during 2019 compared to $55.3 million and $45.3 million in 2018 and 2017, respectively. The cash used for investing activities in all three years related primarily to the purchase of revenue equipment such as trucks and trailers and related equipment such as auxiliary power units. Financing activities used $22.0 million in cash during 2019 compared to using $27.0 million during 2018 and providing $5.2 million during 2017. See the Consolidated Statements of Cash Flows in Item 8 of this Report.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing lines of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During 2019 and 2018, we utilized cash on hand, installment notes, and our lines of credit to finance revenue equipment purchases of approximately $100.1 million and $140.4 million, respectively.

We often finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 84 months. At December 31, 2019, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $224.8 million. These installment notes are payable in monthly installments, ranging from 36 monthly installments to 84 monthly installments, at a weighted average interest rate of 3.65%. At December 31, 2018, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $211.0 million. These installment notes were payable in monthly installments, ranging from 36 to 84 months at a weighted average interest rate of 3.61%.

In order to maintain our truck and trailer fleet count, it is often necessary to purchase replacement units and place them in service before trade units are removed from service. The timing of this process often requires the Company to pay for new units without any reduction in price for trade units. In this situation, the Company later receives payment for the trade units as they are delivered to the equipment vendor and have passed vendor inspection. During the twelve months ended December 31, 2019 and 2018, the Company received approximately $11.2 million and $11.9 million, respectively, for units delivered for trade.

During 2019, we maintained a revolving line of credit. On January 25, 2019, certain terms of this revolving line of credit were amended to increase the borrowing limit from $40.0 million to $60.0 million, extend the term by one year, reduce the interest rate by 25 basis points and make certain other changes. See “Item 8. Financial Statements and Supplementary Data, Note 1 to the Consolidated Financial Statements – Accounting Policies, Subsequent Events” in our Annual Report on Form 10-K for the year ended December 31, 2018, for additional information. Under the amended credit facility, amounts outstanding under the line bear interest at LIBOR (determined as of the first day of each month) plus 1.25% (2.96% at December 31, 2019), are secured by our trade accounts receivable and mature on July 1, 2022. The amended credit facility also establishes an “unused fee” of 0.25% if average borrowings are less than $18.0 million. At December 31, 2019 outstanding advances on the line of credit were approximately $17.4 million, including approximately $0.4 million in letters of credit, with availability to borrow $42.6 million.

Trade accounts receivable decreased from $63.4 million at December 31, 2018 to $61.8 million at December 31, 2019. The decrease relates to a general decrease in freight revenue and fuel surcharge revenue, which flows through the accounts receivable account, during the fourth quarter of 2019 as compared to the freight revenue and fuel surcharge revenue generated during the fourth quarter of 2018.

Prepaid expenses and deposits decreased from $10.4 million at December 31, 2018 to $8.7 million at December 31, 2019. The decrease primarily relates to a reduction in pre-paid auto-liability insurance premiums as the Company became self-insured for certain layers of claims in excess of $1.0 million on September 1, 2019.

Marketable equity securities at December 31, 2019 increased approximately $2.0 million as compared to December 31, 2018. The increase resulted from purchases of marketable equity securities of $0.2 million, offset by sales of marketable equity securities of approximately $3.0 million, and an increase in the market value of the remaining portfolio of approximately $4.8 million. At December 31, 2019, the remaining marketable equity securities have a combined cost basis of approximately $24.2 million and a combined fair market value of approximately $29.5 million. The Company has developed a strategy to invest in securities from which it expects to receive dividends that qualify for favorable tax treatment, as well as appreciate in value. The Company anticipates that increases in the market value of the investments combined with dividend payments will exceed interest rates paid on borrowings for the same period. During 2019, the Company received dividends of approximately $1.3 million. The holding term of these securities depends largely on the general economic environment, the equity markets, borrowing rates, and the Company's cash requirements.

Income taxes refundable decreased from approximately $1.9 million at December 31, 2018 to approximately $0.5 million at December 31, 2019. The primary reason for this decrease was the receipt of income tax refunds received during 2019.

Revenue equipment at December 31, 2019, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units and auxiliary power units, increased approximately $67.4 million as compared to December 31, 2018. The increase relates primarily to overall fleet growth of company-owned trucks and trailers utilized by the company at December 31, 2019 compared to December 31, 2018 and to the higher purchase price of new trucks and trailers compared to the trucks and trailers which are being replaced and sold.

Other assets at December 31, 2019 increased by approximately $2.1 million compared to December 31, 2018. The Company recognized approximately $2.1 million for a right-of-use asset related to certain property leases as of December 31, 2019 in accordance with the provisions of ASC Topic 842, which the Company adopted on January 1, 2019. The provisions of ASC Topic 842 require the recognition of a right-of-use asset and right-of-use liability for certain types of leases; see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2019 Leases” for more information on this topic.

Accrued expenses and other liabilities increased from $23.5 million at December 31, 2018 to $40.6 million at December 31, 2019. The increase was primarily related to an increase in the amount reserved for the anticipated settlement of a lawsuit which claims that the Company was in violation of minimum wage laws with regard to certain activities performed by employee drivers. The United States District Court for the Western District of Arkansas granted preliminary approval of a $16.5 million settlement of the suit, subject to final approval by the court. Also contributing to the increase was an increase in legal reserves related to a lawsuit brought against the Company by certain individuals who assert that they were misclassified as owner-operators. See “Item 3. Legal Proceedings” for more information regarding this litigation. Finally, amounts reserved for self-insured auto liability claims increased, as the Company became self-insured for certain layers of auto liability claims in excess of $1.0 million on September 1, 2019. These increases were partially offset by a decrease of approximately $3.8 million in margin borrowings against our marketable equity securities.

Current maturities of long term-debt and long-term debt fluctuations are reviewed on an aggregate basis as the classification of amounts in each category are typically affected merely by the passage of time. Current maturities of long-term debt and long-term debt, on an aggregate basis, at December 31, 2019, increased approximately $20.6 million as compared to December 31, 2018. The increase was related to additional borrowings on our revolving line of credit and under installment notes entered into during 2019, net of the principal portion of scheduled installment note payments made during 2019.

For 2020, we expect to purchase 540 new trucks while continuing to sell or trade equipment that has reached the end of its life cycle, which we expect to result in net capital expenditures of approximately $52.3 million. Management believes we will be able to finance our existing needs for working capital over the next twelve months, as well as acquisitions of revenue equipment and any other asset acquisitions or capital transactions during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our anticipated future cash flows and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Contractual Obligations and Commercial Commitments

The following table sets forth the Company's contractual obligations and commercial commitments as of December 31, 2019:

	Payments due by period (in thousands)
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years

Long-term debt (1)	$243,966	$75,068	$87,497	$77,756	$3,645
Operating leases (2)	2,628	1,003	1,171	454	-
Total	$246,594	$76,071	$88,668	$78,210	$3,645

(1)	Including interest.
(2)	Represents building, facilities, and drop yard operating leases.

Inflation

Inflation has an impact on most of our operating costs. Over the past three years, the effect of inflation has been minimal.

Adoption of Accounting Policies

See “Item 8. Financial Statements and Supplementary Data, Note 1 to the Consolidated Financial Statements – Accounting Policies, Recent Accounting Pronouncements.”

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

Depreciation of trucks and trailers. Depreciation of trucks and trailers is calculated by the straight-line method over the assets’ estimated useful lives, which range from three to seven years, down to an estimated salvage value at the end of the assets’ estimated useful lives. Management must use its judgment in the selection of estimated useful lives and salvage values for purposes of this calculation. In some cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed by the manufacturer. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal.

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

Impairment of long-lived assets. Long-lived assets are reviewed for impairment in accordance with ASC Topic 360, “Property, Plant, and Equipment.” This authoritative guidance provides that whenever there are certain significant events or changes in circumstances, the value of long-lived assets or groups of assets must be tested to determine if their value can be recovered from their future cash flows. In the event that undiscounted cash flows expected to be generated by the asset are less than the carrying amount, the asset or group of assets must be evaluated for impairment. Impairment exists if the carrying value of the asset exceeds its fair value.

Significantly all of the Company’s cash flows from operations are generated by trucks and trailers, and as such, the cost of other long-lived assets are funded by those operations. Therefore, management tests for the recoverability of all of the Company’s long-lived assets as a single group at the entity level and examines the forecasted future cash flows generated by trucks and trailers, including their eventual disposition, to determine if those cash flows exceed the carrying value of the long-lived assets. Forecasted cash flows are estimated using assumptions about future operations. To the extent that facts and circumstances change in the future, our estimates of future cash flows may also change either positively or negatively. In light of the Company’s market capitalization during 2019 and net operating profits of the Company for the years ended December 31, 2019 and 2018, no impairment indicators existed which required management to test the Company’s long-lived assets for recoverability as of December 31, 2019. As such, no impairment losses were recorded during 2019.

Claims accruals. The Company is self-insured for health and workers' compensation benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred but not reported (IBNR) claims. IBNR claims are estimated using historical lag information and other data either provided by outside claims administrators or developed internally. Actual claims payments may differ from management’s estimates as a result of a number of factors, including evaluation of severity, increases in legal or medical costs, and other case-specific factors. The actual claims payments are charged against the Company’s recorded accrued claims liabilities and have been historically reasonable with respect to the estimates of the liabilities made under the Company’s methodology. However, the estimation process is generally subjective, and to the extent that future actual results materially differ from original estimates made by management, adjustments to recorded accruals may be necessary which could have a material effect on the Company’s consolidated financial statements. Based upon our 2019 health and workers' compensation expenses, a 10% increase in both claims incurred and IBNR claims would increase our annual health and workers' compensation expenses by approximately $0.5 million.

On September 1, 2019, the Company elected to become self-insured for certain layers of auto liability claims in excess of $1.0 million. The Company specifically reserves for claims that are expected to exceed $1.0 million when fully developed, based on the facts and circumstances of those claims.

Revenue recognition

. Revenue is recognized over time as freight progresses towards its destination and the transportation service obligation is fulfilled. For loads picked up during the reporting period, but delivered in a subsequent reporting period, revenue is allocated to each period based on the transit time in each period as a percentage of total transit time. See “Item 8. Financial Statements and Supplementary Data, Note 2 to the Consolidated Financial Statements – Revenue Recognition.”

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. Significant management judgment is required as it relates to future taxable income, future capital gains, tax settlements, valuation allowances, and the Company’s ability to utilize tax loss and credit carryforwards. As of December 31, 2019, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

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

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities increased to $29.5 million at December 31, 2019 from $27.5 million at December 31, 2018. The increase resulted from purchases of marketable equity securities of approximately $0.2 million and an increase in market value of the portfolio of approximately $4.8 million, partially offset by sales of marketable equity securities of approximately $3.0 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $3.0 million. For additional information with respect to the marketable equity securities, see “Item 8. Financial Statements and Supplementary Data, Note 4 to the Consolidated Financial Statements – Marketable Equity Securities.”

Interest Rate Risk

Our line of credit bears interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are affected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $17.0 million of variable rate debt was outstanding under our line of credit for a full fiscal year, a hypothetical 100 basis point increase in LIBOR would result in approximately $170,000 of additional interest expense.

Commodity Price Risk

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our 2019 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by approximately $5.1 million.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk related to the activities of our branch office located in Mexico. Currently, we do not hedge our exchange rate exposure through any currency forward contracts, currency options, or currency swaps as all of our revenues, and substantially all of our expenses and capital expenditures, are transacted in U.S. dollars. However, certain operating expenditures and capital purchases related to our Mexico branch office are incurred within or exposed to fluctuations in the exchange rate between the U.S. dollar and the Mexican peso. Based on 2019 expenditures denominated in pesos, a 10% decrease in the exchange rate would increase our annual operating expenses by approximately $860,000. Foreign currency exchange rates did not have a material impact to our financial condition, results of operations or cash flows for the years ended December 31, 2019 or 2018.

Item 8. Financial Statements and Supplementary Data.

The following statements are filed with this report:

Report of Independent Registered Public Accounting Firm – Grant Thornton LLP

Consolidated Balance Sheets - December 31, 2019 and 2018

Consolidated Statements of Operations - Years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income - Years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows - Years ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

P.A.M. Transportation Services, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 13, 2020 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases in the year ended December 31, 2019, due to the adoption of FASB Accounting Standards Codification Topic 842, Leases.

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

Tulsa, Oklahoma

March 13, 2020

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2019 AND 2018 (in thousands, except share and per share data)

	2019	2018
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$318	$282
Accounts receivable—net:
Trade, less allowance of $2,952 and $2,224, respectively	61,784	63,350
Other	3,769	3,814
Inventories	1,327	1,461
Prepaid expenses and deposits	8,669	10,393
Marketable equity securities	29,521	27,549
Income taxes refundable	504	1,876

Total current assets	105,892	108,725

PROPERTY AND EQUIPMENT:
Land	7,246	5,596
Structures and improvements	20,204	19,547
Revenue equipment	524,527	457,142
Office furniture and equipment	11,185	10,040

Total property and equipment	563,162	492,325

Accumulated depreciation	(175,887)	(137,738)

Net property and equipment	387,275	354,587

OTHER ASSETS	4,842	2,754

TOTAL ASSETS	$498,009	$466,066

(Continued)

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2019 AND 2018 (in thousands, except share and per share data)

	2019	2018
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$16,597	$20,002
Accrued expenses and other liabilities	40,610	23,497
Current maturities of long-term debt	67,637	63,908

Total current liabilities	124,845	107,407

Long-term debt—less current portion	174,187	157,315
Deferred income taxes	63,522	61,897
Other long-term liabilities	1,481	-

Total liabilities	364,034	326,619

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,656,160 and 11,612,144 shares issued; 5,748,897 and 5,956,558 shares outstanding at December 31, 2019 and 2018, respectively	117	116
Additional paid-in capital	83,688	82,776
Accumulated other comprehensive income	-	-
Treasury stock, at cost; 5,907,263 and 5,655,586 shares at December 31, 2019 and 2018, respectively	(156,837)	(142,552)
Retained earnings	207,007	199,107

Total stockholders’ equity	133,975	139,447

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$498,009	$466,066

(Concluded)

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017 (in thousands, except per share data)

	2019	2018	2017
OPERATING REVENUES:
Revenue, before fuel surcharge	$439,511	$445,855	$373,523
Fuel surcharge	74,666	87,406	64,315

Total operating revenues	514,177	533,261	437,838

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	129,738	119,819	102,227
Operating supplies and expenses	98,420	93,130	79,505
Rents and purchased transportation	168,399	201,455	174,477
Depreciation	55,107	49,387	42,274
Insurance and claims	35,622	17,191	17,484
Other	13,761	11,983	9,249
Loss (gain) on disposition of equipment	583	(1,306)	(58)

Total operating expenses and costs	501,630	491,659	425,158

OPERATING INCOME	12,547	41,602	12,680

NON-OPERATING INCOME (EXPENSE)	6,222	(4,016)	5,853
INTEREST EXPENSE	(8,654)	(6,245)	(3,902)

INCOME BEFORE INCOME TAXES	10,115	31,341	14,631

FEDERAL & STATE INCOME TAX EXPENSE (BENEFIT):
Current	590	141	362
Deferred	1,625	7,206	(24,630)

Total federal & state income tax expense (benefit)	2,215	7,347	(24,268)

NET INCOME	$7,900	$23,994	$38,899

EARNINGS PER COMMON SHARE:
Basic	$1.35	$3.94	$6.14
Diluted	$1.34	$3.90	$6.08

AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,832	6,083	6,331
Diluted	5,880	6,159	6,398

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017 (in thousands)

	2019	2018	2017

NET INCOME	$7,900	$23,994	$38,899

Other comprehensive income (loss), net of tax:

Reclassification adjustment for realized gains on marketable securities included in net income (1)	-	-	(2,059)

Reclassification adjustment for unrealized losses on marketable securities included in net income (2)	-	-	26

Changes in fair value of marketable securities (3)	-	-	2,001

COMPREHENSIVE INCOME	$7,900	$23,994	$38,867

(1) Net of deferred income taxes of $0, $0, and $(1,326), respectively.

(2) Net of deferred income taxes of $0, $0, and $16, respectively.

(3) Net of deferred income taxes of $0, $0, and $(687), respectively.

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017 (in thousands, except per share data)

	Common Stock Shares / Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

BALANCE— January 1, 2017	6,397	$115	$80,822	$7,476	$(122,835)	$128,580	$94,158

Net income						38,899	38,899
Other comprehensive (loss), net of tax of $1,995				(32)			(32)
Exercise of stock options-shares issued including tax benefits	11		123				123
Restricted stock issued	7
Treasury stock repurchases	(254)				(6,348)		(6,348)
Share-based compensation			614				614
Cumulative effect adjustment – ASU 2016-09						190	190

BALANCE— December 31, 2017	6,161	115	81,559	7,444	(129,183)	167,669	127,604

Net income						23,994	23,994
Exercise of stock options-shares issued including tax benefits	45	1	485				486
Restricted stock issued	38
Treasury stock repurchases	(287)				(13,369)		(13,369)
Share-based compensation			732				732
Cumulative effect adjustment – ASU 2016-01				(7,444)		7,444	-
BALANCE— December 31, 2018	5,957	$116	$82,776	$0	$(142,552)	$199,107	$139,447

Net income						7,900	7,900
Restricted stock issued	44	1					1
Treasury stock repurchases	(252)				(14,285)		(14,285)
Share-based compensation			912				912

BALANCE— December 31, 2019	5,749	$117	$83,688	$0	$(156,837)	$207,007	$133,975

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017 (in thousands)
	2019	2018	2017
OPERATING ACTIVITIES:
Net income	$7,900	$23,994	$38,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,107	49,387	42,274
Bad debt expense	728	889	340
Stock compensation—net of excess tax benefits	912	732	614
Provision for (benefit from) deferred income taxes	1,625	7,206	(24,630)
Reclassification of other than temporary impairment in marketable equity securities	-	-	42
Recognized (gain) loss on marketable equity securities	(4,753)	5,388	(4,735)
(Loss) gain on sale or disposal of equipment	583	(1,306)	(58)
Changes in operating assets and liabilities:
Accounts receivable	884	(5,970)	(1,298)
Prepaid expenses, deposits, inventories, and other assets	1,865	(137)	(1,095)
Income taxes refundable	1,372	(76)	(155)
Trade accounts payable	(2,233)	1,731	682
Accrued expenses and other liabilities	20,307	509	(266)
Net cash provided by operating activities	84,297	82,347	50,614

INVESTING ACTIVITIES:
Purchases of property and equipment	(79,354)	(73,882)	(67,674)
Proceeds from disposition of equipment	14,263	24,904	18,766
Sales of marketable equity securities	2,984	1,045	6,833
Purchases of marketable equity securities, net of return of capital	(203)	(7,318)	(3,211)
Net cash used in investing activities	(62,310)	(55,251)	(45,286)

FINANCING ACTIVITIES:
Borrowings under line of credit	590,902	615,612	483,297
Repayments under line of credit	(584,047)	(605,419)	(485,163)
Borrowings of long-term debt	60,203	52,717	55,415
Repayments of long-term debt	(70,917)	(82,442)	(48,110)
Borrowings under margin account	527	7,584	3,412
Repayments under margin account	(4,334)	(2,206)	(7,867)
Repurchases of common stock	(14,285)	(13,369)	(6,348)
Proceeds from exercise of stock options	-	485	123
Net cash used in financing activities	(21,951)	(27,038)	(5,241)

NET INCREASE IN CASH AND CASH EQUIVALENTS	36	58	87

CASH AND CASH EQUIVALENTS—Beginning of year	282	224	137
CASH AND CASH EQUIVALENTS—End of year	$318	$282	$224

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid during the period for:
Interest	$8,612	$6,095	$3,905
Income taxes	$671	$217	$518

NONCASH INVESTING AND FINANCING ACTIVITIES—
Purchases of revenue equipment included in accounts payable	$366	$1,597	$2,973

See notes to consolidated financial statements.

P.A.M. TransportATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

1.	ACCOUNTING POLICIES

Description of Business and Principles of Consolidation–P.A.M. Transportation Services, Inc. (the “Company”), through its subsidiaries, operates as a truckload transportation and logistics company.

The consolidated financial statements include the accounts of the Company and its wholly owned operating subsidiaries: P.A.M. Transport, Inc., P.A.M. Cartage Carriers, LLC, Overdrive Leasing, LLC, Choctaw Express, LLC, Decker Transport Co., LLC, T.T.X., LLC, Transcend Logistics, Inc., and East Coast Transport and Logistics, LLC. The following subsidiaries were inactive during all periods presented: P.A.M. International, Inc., P.A.M. Logistics Services, Inc., Choctaw Brokerage, Inc., S & L Logistics, Inc. and P.A.M. Mexico Holdings, LLC.

Use of Estimates–The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. The Company periodically reviews these estimates and assumptions. The most significant estimates that affect our financial statements include accrued liabilities for insurance claims, legal reserves, useful lives and salvage values for property and equipment, allowance for doubtful accounts, and estimates for income taxes. The Company's estimates were based on its historical experience and various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents–The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At times cash held at banks may exceed FDIC insured limits.

Accounts Receivable and Allowance for Doubtful Accounts–Accounts receivable are presented in the Company’s consolidated financial statements net of an allowance for estimated uncollectible amounts. Management estimates this allowance based upon an evaluation of the aging of our customer receivables and historical write-offs, as well as other trends and factors surrounding the credit risk of specific customers. The Company continually updates the history it uses to make these estimates so as to reflect the most recent trends, factors and other information available. In order to gather information regarding these trends and factors, the Company also performs ongoing credit evaluations of its customers. Customer receivables are considered to be past due when payment has not been received by the invoice due date. Write-offs occur when management determines an account to be uncollectible and could differ from the allowance estimate as a result of a number of factors, including unanticipated changes in the overall economic environment or factors and risks surrounding a particular customer. Management believes its methodology for estimating the allowance for doubtful accounts to be reliable and consistent with prior periods. However, additional allowances may be required if the financial condition of our customers were to deteriorate, and could have a material effect on the Company’s consolidated financial statements in future periods.

Bank Overdrafts–The Company classifies bank overdrafts in current liabilities as accounts payable and does not offset other positive bank account balances located at the same or other financial institutions. Bank overdrafts generally represent checks written that have not yet cleared the Company’s bank accounts. The majority of the Company’s bank accounts are zero balance accounts that are funded at the time items clear against the account by drawings against a line of credit; therefore, the outstanding checks represent bank overdrafts. Because the recipients of these checks have generally not yet received payment, the Company continues to classify bank overdrafts as accounts payable. Bank overdrafts are classified as changes in accounts payable in the cash flows from operating activities section of the Company’s Consolidated Statement of Cash Flows. Bank overdrafts as of December 31, 2019 and 2018 were approximately $2,572,000 and $3,669,000, respectively.

Accounts Receivable Other–The components of accounts receivable other consist primarily of amounts representing company driver advances, independent contractor advances, and equipment manufacturer warranties. Advances receivable from company drivers as of December 31, 2019 and 2018, were approximately $211,000 and $220,000, respectively. Accounts receivable from independent contractors as of December 31, 2019 and 2018, were approximately $1,381,000 and $1,724,000, respectively. Independent contractors are allowed to purchase items such as fuel, repairs and tolls on Company accounts in order to share in favorable pricing negotiated by the Company. Independent contractors and trip lease carriers are also allowed to receive advances for a portion of the revenue that they expect to receive for loads that they transport for the Company.

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

Prior to the adoption of ASU 2016-01 on January 1, 2018, marketable equity securities were classified by the Company as either available-for-sale or trading. Securities classified as available for sale were carried at market value with unrealized gains and losses recognized in accumulated other comprehensive income in the statements of stockholders’ equity. Securities classified as trading were carried at market value with unrealized gains and losses recognized in the consolidated statements of operations. Realized gains and losses were computed utilizing the specific identification method.

For additional information with respect to marketable equity securities, see Note 4 – Marketable Equity Securities.

Impairment of Long-Lived Assets–The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the long-lived asset is not recoverable, and it exceeds its fair value. For long-lived assets classified as held and used, if the carrying value of the long-lived asset exceeds the sum of the future net undiscounted cash flows, it is not recoverable. No impairment losses were recorded during 2019 or 2018.

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

The Company’s management periodically evaluates whether changes to estimated useful lives and/or salvage values are necessary to ensure its estimates accurately reflect the economic use of the assets. During 2019 and 2018, management determined that an adjustment to the estimated useful lives or salvage values of trucks or trailers was not necessary based on such an evaluation.

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

Advertising Expense–Advertising costs are expensed as incurred and totaled approximately $1,269,000, $1,234,000 and $1,087,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The application of income tax law to multi-jurisdictional operations such as those performed by the Company is inherently complex. Laws and regulations in this area are voluminous and often ambiguous. As such, we may be required to make subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations may change over time which could cause changes in our assumptions and judgments that could materially affect amounts recognized in the consolidated financial statements.

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2019 and 2018, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

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

Earnings Per Share–The Company computes basic earnings per share (“EPS”) by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the potential dilution that could occur from stock-based awards and other stock-based commitments using the treasury stock or the as if converted methods, as applicable. The difference between the Company's weighted-average shares outstanding and diluted shares outstanding is due to the dilutive effect of stock options for all periods presented. See Note 14 – Earnings per Share for more information regarding the computation of diluted EPS.

Fair Value Measurements–Certain financial assets and liabilities are measured at fair value within the financial statements on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. For additional information with respect to fair value measurements, see Note 18 – Fair Value of Financial Instruments.

Reporting Segments–The Company's operations are all in the motor carrier segment and are aggregated into a single reporting segment in accordance with the aggregation criteria under United States generally accepted accounting principles (“GAAP”). The Company provides truckload transportation services as well as brokerage and logistics services to customers throughout the United States and portions of Canada and Mexico. Truckload transportation services revenues, excluding fuel surcharges, represented 82.7%, 80.0% and 86.3% of total revenues, excluding fuel surcharges, for the twelve months ended December 31, 2019, 2018 and 2017, respectively. Remaining revenues, excluding fuel surcharges, for each respective year were generated by brokerage and logistics services.

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

Subsequent Events– On February 24, 2020, the Company announced that the United States District Court for the Western District of Arkansas has granted preliminary approval of a settlement reached with the plaintiffs in the Company’s previously disclosed collective- and class-action lawsuit in which the plaintiffs, who include current and former employee drivers who worked for the Company from December 9, 2013, through December 31, 2019, allege violations under the Fair Labor Standards Act and the Arkansas Minimum Wage Law including “failure to pay minimum wage during orientation, failure to pay minimum wage to team drivers after initial orientation, failure to pay minimum wage to solo-drivers after initial orientation, failure to pay for compensable travel time, Comdata card fees, unlawful deductions, and breach of contract.” The proposed settlement is subject to final approval by the United States District Court for the Western District of Arkansas. As of December 31, 2019 the preliminary settlement amount of $16.5 million was reserved in accrued expenses and other liabilities in the Company’s consolidated balance sheet. The Company’s participation in the settlement agreement does not constitute an admission by the Company of any fault or liability, and the Company does not admit any fault or liability.

Foreign Currency Transactions–The functional currency of the Company’s foreign branch office in Mexico is the U.S. dollar. The Company remeasures the monetary assets and liabilities of this branch office, which are maintained in the local currency ledgers, at the rates of exchange in effect at the end of the reporting period. Revenues and expenses recorded in the local currency during the period are remeasured using average exchange rates for each period. Non-monetary assets and liabilities are remeasured using historical rates. Any resulting exchange gain or loss from the remeasurement process is included in non-operating income (loss) in the Company’s consolidated statements of operations.

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

In June 2016, the FASB issued ASU No. 2016-13, (“ASU 2016-13”), Accounting for Credit Losses (Topic 326). ASU 2016-13 requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to the amortized cost of the securities. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company has evaluated the new guidance and does not expect it to have a material impact on its financial condition, results of operations, or cash flows.

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

The adoption of this guidance on January 1, 2019 did not have a material impact on the Company’s financial condition, results of operations, or cash flows. See Note 17 – Leases for additional adoption information and disclosures required by Accounting Standards Codification (“ASC”) Topic 842.

In January 2016, the FASB issued ASU 2016-01, (“ASU 2016-01”), Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure.

The provisions of ASU 2016-01 require, among other things, that the Company:

•	Categorize securities as equity securities or debt securities

•	Eliminate the classification of equity securities as trading or available for sale

•	Determine which securities have readily determinable fair values

•	Use the exit price notion when measuring the fair value of financial instruments for disclosure purposes

•	Consider the need for a valuation allowance related to a deferred tax asset on available-for-sale securities in combination with the Company’s other deferred tax assets, and

•	Recognize changes in the fair market value of equity securities in net income

ASU 2016-01 was effective for annual and interim periods beginning after December 15, 2017. With certain exceptions, early adoption was not permitted. The adoption of this guidance on January 1, 2018, did not have a significant impact on the Company’s financial condition or cash flows, but did impact the Company’s results of operations, as the current guidance requires changes in market value related to equity securities to be recognized in net income, rather than being recognized as other comprehensive income. Upon adoption, approximately $7.4 million in accumulated changes in the fair market value of the Company’s equity securities, net of deferred tax, that were presented at December 31, 2017 as Accumulated Other Comprehensive Income were reclassified to Retained Earnings.

2.	REVENUE RECOGNITION

The Company has a single performance obligation, to transport our customer’s freight from a specified origin to a specified destination. The Company has the discretion to choose to self-transport or to arrange for alternate transportation to fulfill the performance obligation. Where the Company decides to self-transport the freight, the Company classifies the service as truckload services, and where the Company arranges for alternate transportation of the freight, the Company classifies the service as brokerage and logistics services. In either case, the Company is paid a rate to transport freight from its origin location to a specified destination. Because the primary factors influencing revenue recognition, including performance obligation, customer base, and timing of revenue recognition are the same for both of its service categories, the Company utilizes the same revenue recognition method throughout its operations.

Company revenue is generated from freight transportation services performed utilizing heavy truck trailer combinations. While various ownership arrangements may exist for the equipment utilized to perform these services, including Company-owned or leased, owner-operator owned, and third-party carriers, revenue is generated from the same base of customers. Contracts with these customers establish rates for services performed, which are predominantly rates that will be paid to pick up, transport and drop off freight at various locations. In addition to transportation, revenue is also awarded for various accessorial services performed in conjunction with the base transportation service. The Company also has other revenue categories that are not discussed in this note or broken out in our consolidated statements of operations due to their immaterial amounts.

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

The Company's receivables result primarily from the sale of transportation and logistics services. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Accounts receivable, which consist of both billed and unbilled receivables, are presented net of an allowance for doubtful accounts. Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectability. Accounts receivable balances consist of the following components as of December 31, 2019 and 2018:

	2019	2018
	(in thousands)

Billed	$57,495	$56,766
Unbilled	7,241	8,808
Allowance for doubtful accounts	(2,952)	(2,224)

Total accounts receivable—net	$61,784	$63,350

An analysis of changes in the allowance for doubtful accounts for the years ended December 31, 2019, 2018, and 2017 follows:

	2019	2018	2017
	(in thousands)

Balance—beginning of year	$2,224	$1,335	$994
Provision for bad debts	728	889	341
Charge-offs	-	-	-
Recoveries	-	-	-
Balance—end of year	$2,952	$2,224	$1,335

4.	MARKETABLE EQUITY SECURITIES

The Company accounts for its marketable securities in accordance with ASC Topic 321, Investments - Equity Securities. ASC Topic 321 requires companies to measure equity investments at fair value, with changes in fair value recognized in net income. The Company’s investments in marketable securities consist of equity securities with readily determinable fair values. The cost of securities sold is based on the specific identification method, and interest and dividends on securities are included in non-operating income (expense).

Marketable equity securities are carried at fair value, with changes in fair market value included in the determination of net income. The fair market value of marketable equity securities is determined based on quoted market prices in active markets. See Note 18 – Fair Value of Financial Instruments for additional information regarding the valuation of marketable equity securities.

The following table sets forth cost, market value and unrealized gain on equity securities classified as available-for-sale as of December 31, 2019 and 2018.

	2019	2018
	(in thousands)
Available-for-sale securities:
Fair market value	$29,521	$27,549
Cost	24,156	25,602
Unrealized gain	$5,365	$1,947

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of December 31, 2019 and 2018.

	2019	2018
	(in thousands)
Available-for-sale securities:
Gross unrealized gains	$7,808	$5,668
Gross unrealized losses	2,443	3,721
Net unrealized gains	$5,365	$1,947

For the years ended December 31, 2019, 2018 and 2017, the Company recognized dividends of approximately $1,309,000, $1,171,000, and $999,000 in non-operating income in its statements of operations, respectively.

The following table shows the Company’s net realized gains during 2019, 2018 and 2017 on certain marketable equity securities.

	2019	2018	2017
	(in thousands)
Realized gains:
Sale proceeds	$2,984	$1,044	$6,833
Cost of securities sold	1,929	669	2,098

Realized gains	$1,055	$375	$4,735

Realized gains, net of taxes	$815	$278	$2,938

At December 31, 2019, the Company’s investments’ approximate fair value of securities in a loss position and related gross unrealized losses were $8,587,000 and $2,443,000, respectively. At December 31, 2018, the Company’s investments’ approximate fair value of securities in a loss position and related gross unrealized losses were $12,399,000 and $3,721,000, respectively.

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of December 31, 2019 and 2018, the Company had outstanding borrowings of $7,474,000 and $11,281,000 under its margin account, respectively, which is reflected in accrued expenses. The interest rate on margin account borrowings was 2.40% and 3.11% as of December 31, 2019 and 2018, respectively.

5.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at December 31 are summarized as follows:

	2019	2018
	(in thousands)

Payroll	$2,226	$2,955
Accrued vacation	2,191	1,987
Taxes—other than income	2,719	2,319
Interest	284	249
Driver escrows	2,211	2,722
Margin account borrowings	7,474	11,281
Self-insurance claims	2,988	1,984
Legal reserves	19,901	-
Current portion of Right-of-Use asset	616	-

Total accrued expenses and other liabilities	$40,610	$23,497

6.	CLAIMS LIABILITIES

The Company maintains cargo insurance coverage to protect it from certain business risks. This policy has a per occurrence deductible of $10,000.

On September 1, 2019, the Company elected to become self-insured for certain layers of auto liability claims in excess of $1.0 million. Prior to September 1, 2019, the Company maintained auto liability insurance coverage for these layers. The Company specifically reserves for claims that are expected to exceed $1.0 million when fully developed, based on the facts and circumstances of those claims.

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

The Company maintains workers’ compensation coverage in Arkansas, Ohio, Oklahoma, Mississippi, and Florida with a $500,000 self-insured retention and a $500,000 per occurrence excess policy. The Company has elected to opt out of workers’ compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has accrued for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers’ compensation claims. Letters of credit aggregating approximately $430,000 and certificates of deposit totaling $300,000 are held by banks as security for workers’ compensation claims. The Company self-insures for employee health claims with a stop loss of $350,000 per covered employee per year and estimates its liability for claims outstanding and claims incurred but not reported. See Note 5 – Accrued Expenses and Other Liabilities for additional information regarding self-insurance claims liabilities.

7.	LONG-TERM DEBT

Long-term debt at December 31, consists of the following:

	2019	2018
	(in thousands)
Line of credit with a bank—due July 1, 2022, and collateralized by accounts receivable (1)	17,047	10,192
Equipment financing (2)	224,777	211,031
Total long-term debt	241,824	221,223
Less current maturities	(67,637)	(63,908)

Long-term debt—net of current maturities	$174,187	$157,315

(1)

Line of credit agreement with a bank provides for maximum borrowings of $60.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of LIBOR as of the first day of the month plus 1.25% (2.96% at December 31, 2019) and are secured by our trade accounts receivable. An “unused fee” of 0.25% is charged if average daily borrowings are less than $18.0 million in a given month. Monthly payments of interest are required under this agreement. Also, under the terms of the agreement the Company must maintain a debt to EBITDA (earnings before interest, taxes, depreciation, and amortization) ratio of less than 4.00:1. The Company was in compliance with all provisions under this agreement throughout 2019. At December 31, 2019, outstanding advances on the line were approximately $17.4 million, including letters of credit totaling $0.4 million, with availability to borrow $42.6 million. At December 31, 2018, outstanding advances on the line were approximately $10.9 million, including letters of credit totaling $0.7 million.

(2)

Equipment financings consist of installment obligations for revenue equipment purchases, payable in various monthly installments with various maturity dates through September 2026, at a weighted average interest rate of 3.65% as of December 31, 2019 and collateralized by revenue equipment.

The Company has provided letters of credit to third parties totaling approximately $430,000 and $700,000 at December 31, 2019 and December 31, 2018, respectively. The letters are held by these third parties to assist such parties in collection of any amounts due by the Company should the Company default in its commitments to the parties.

Scheduled annual maturities on long-term debt outstanding at December 31, 2019, are:

2020	$67,637
2021	41,629
2022	55,460
2023	47,211
2024	26,157
2025	2,955
2026	775

Total	$241,824

8.	NONCASH INVESTING AND FINANCING ACTIVITIES

The Company financed approximately $24.5 million and $68.1 million in equipment purchases during 2019 and 2018, respectively, utilizing noncash financing.

9.	CAPITAL STOCK

The Company's authorized capital stock consists of 40,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. At December 31, 2019, there were 11,656,160 shares of our common stock issued and 5,748,897 shares outstanding. At December 31, 2018, there were 11,612,144 shares of our common stock issued and 5,956,558 shares outstanding. No shares of our preferred stock were issued or outstanding at December 31, 2019 or 2018.

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

Preferred Stock

Preferred stock may be issued from time to time by our Board of Directors, without stockholder approval, in such series and with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or other provisions, as may be fixed by the Board of Directors in the resolution authorizing their issuance. The issuance of preferred stock by the Board of Directors could adversely affect the rights of holders of shares of common stock; for example, the issuance of preferred stock could result in a class of securities outstanding that would have certain preferences with respect to dividends and in liquidation over the common stock, and that could result in a dilution of the voting rights, net income per share and net book value of the common stock. As of December 31, 2019, we have no agreements or understandings for the issuance of any shares of preferred stock.

Treasury Stock

In May 2019, our Board of Directors authorized the repurchase of up to 200,000 shares of our common stock through a Dutch auction tender offer (the “2019 tender offer”). Subject to certain limitations and legal requirements, the Company could repurchase up to an additional 2% of its outstanding shares, which totaled 118,996 shares. The 2019 tender offer commenced on May 13, 2019 and expired on June 11, 2019. Through this tender offer, the Company’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $55.00 to $60.00 per share. Upon expiration, 192,743 shares were purchased through this offer at a final purchase price of $60.00 per share for a total of approximately $11.6 million, including fees and commission. The repurchase was settled on June 13, 2019. The Company accounted for the repurchase of these shares as treasury stock on the Company’s consolidated balance sheet as of December 31, 2019.

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

The Company’s stock repurchase program has been extended and expanded several times, most recently in April 2017, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. The Company repurchased 58,934 shares and 101,754 shares of its common stock under this program during 2019 and 2018, respectively.

The Company accounts for Treasury stock using the cost method, and as of December 31, 2019, 5,907,263 shares were held in the treasury at an aggregate cost of approximately $156,836,650.

10.	SEGMENT INFORMATION, SIGNIFICANT CUSTOMERS, INDUSTRY CONCENTRATION AND GEOGRAPHIC AREAS

The Company's revenues for 2019, 2018 and 2017 were all generated from operations in the motor carrier segment and are aggregated into a single reporting segment in accordance with the aggregation criteria under GAAP.

The table below presents revenue dollars and percentages by geographic area:

	Year Ended December 31,
	2019		2018		2017
	(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent
United States - domestic shipments	$326,559	63.5	$302,754	56.8	$255,197	58.3
Shipments to or from Mexico	186,391	36.3	229,350	43.0	181,099	41.4
Shipments to or from Canada	1,226	0.2	1,157	0.2	1,542	0.3

Total Operating Revenues	$514,177	100%	$533,261	100%	$437,838	100%

Our five largest customers, for which we provide carrier services covering a number of geographic locations, accounted for approximately 40%, 42% and 41% of our total revenues in 2019, 2018 and 2017, respectively. General Motors Company accounted for approximately 19%, 13% and 18% of our revenues in 2019, 2018 and 2017, respectively. Fiat Chrysler Automobiles accounted for approximately 9%, 16% and 10% of our revenues in 2019, 2018 and 2017, respectively. Ford Motor Company accounted for approximately 7%, 8% and 9% of our revenues in 2019, 2018 and 2017, respectively.

We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. Approximately 40%, 46% and 46% of our revenues were derived from transportation services provided to the automobile industry during 2019, 2018 and 2017, respectively.

Accounts receivable from the three largest customers totaled approximately $31,327,000 and $30,848,000 at December 31, 2019 and 2018, respectively.

11.	DIVIDENDS

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

12.	FEDERAL AND STATE INCOME TAXES

Under GAAP, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax reporting purposes.

Significant components of the Company’s deferred tax liabilities and assets at December 31 are as follows:

	2019	2018
	(in thousands)

Deferred tax liabilities:
Property and equipment	$83,453	$78,502
Unrealized gains on securities	2,580	2,580
Prepaid expenses and other	2,193	2,667

Total deferred tax liabilities	88,226	83,749

Deferred tax assets:
Allowance for doubtful accounts	760	572
QAFMV tax credit carryforward	864	864
New hire tax credit	124	124
Compensated absences	512	460
Self-insurance allowances	5,630	188
Marketable equity securities	1,253	2,200
Net operating loss carryover	15,364	17,241
Other	198	203

Total deferred tax assets	24,705	21,852

Net deferred tax liability	$63,521	$61,897

The reconciliation between the effective income tax rate and the statutory Federal income tax rate for the years ended December 31, 2019, 2018 and 2017 is presented in the following table:

	2019		2018		2017
	(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent

Income tax at the statutory federal rate	$2,124	21.0	$6,582	21.0	$4,975	34.0
Impact of the Tax Cuts and Jobs Act(1)	-	-	-	-	(29,255)	(199.9)
Nondeductible expenses	342	3.4	80	0.2	72	0.5
State income taxes/other—net of federal benefit	(251)	(2.5)	685	2.2	(60)	(0.5)

Total income tax expense (benefit)	$2,215	21.9	$7,347	23.4	$(24,268)	(165.9)

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

The provision (benefit) for income taxes consisted of the following:

	2019	2018	2017
	(in thousands)
Current:
Federal	$(56)	$(48)	$(79)
State	646	189	441
Total current income tax provision	590	141	362
Deferred:
Federal	2,177	6,185	(24,622)
State	(552)	1,021	(8)
Total deferred income tax provision (benefit)	1,625	7,206	(24,630)

Total income tax provision (benefit) expense	$2,215	$7,347	$(24,268)

At December 31, 2019, the Company has alternative minimum tax credits of approximately $607,000 which will either be refunded at the rate of 50% of the remaining credit each succeeding year, or used to offset regular Federal income tax in those succeeding years. The Company has general business credits of approximately $988,000 at December 31, 2018, which begin to expire after the year 2030. The Company also has net operating loss carryovers for federal income purposes of approximately $66,805,000 of which $30,835,000 will begin to expire after the year 2030 while the remaining balance does not expire and can be carried forward indefinitely.

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2019 and 2018, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of December 31, 2019, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During 2019 and 2018, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which the Company operates generally provide for a deficiency assessment statute of limitation period of three years, and as a result, the Company’s tax years 2016 and forward remain open to examination in those jurisdictions.

13.	STOCK-BASED COMPENSATION

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

In April 2019, the Company granted 1,845 shares of common stock to non-employee directors. These stock awards have a grant date fair value of $48.94 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately.

In May 2019, the Company granted 213 shares of common stock to a non-employee director. These stock awards have a grant date fair value of $47.06 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately.

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

During 2019 and 2018, there were no grants of stock options and there were no outstanding stock options at December 31, 2019 or December 31, 2018. At December 31, 2019, approximately 407,000 shares were available for granting future options or restricted stock.

The grant date fair value of stock and stock options vested during 2019, 2018 and 2017 was approximately $953,000, $719,000 and $256,000, respectively. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $912,000 during 2019 and includes approximately $100,000 recognized as a result of the grant of 205 shares of stock to nine non-employee directors and 213 shares of stock to one non-employee director during the second quarter of 2019. The Company recognized a total income tax benefit of approximately $200,000 related to stock-based compensation expense during 2019. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.12 during 2019. As of December 31, 2019, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $924,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $399,000 in additional compensation expense related to unvested restricted stock awards during 2020, $263,000 in additional compensation expense related to unvested restricted stock awards during 2021, and $262,000 in additional compensation expense related to unvested restricted stock awards during 2022.

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

Transactions in stock options under these plans are summarized as follows:

	Shares Under Option	Weighted- Average Exercise Price
Outstanding—January 1, 2017:	56,131	$10.85
Granted	-	-
Exercised	(11,063)	11.13
Canceled	-	-
Outstanding—December 31, 2017:	45,068	$10.79
Granted	-	-
Exercised	(45,005)	10.79
Canceled	(63)	11.22
Outstanding—December 31, 2018:	-	$-
Granted	-	-
Exercised	-	-
Canceled	-	-
Outstanding—December 31, 2019:	-	$-
Options exercisable—December 31, 2019:	-	$-

There were no options granted during 2019, 2018, or 2017. There were no options canceled, forfeited, or expired during 2017. The weighted-average grant-date fair value of options canceled, forfeited, or expired during 2018 was $6.34.

The total intrinsic value of options exercised during the years ended December 31, 2018 and 2017, were approximately $1,406,000 and $82,000, respectively.

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2019 and changes during the year ended December 31, 2019, is presented below:

	Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2019	100,917	$23.09
Granted	2,058	48.75
Canceled/forfeited/expired	(3,500)	36.35
Vested	(44,016)	21.65
Nonvested at December 31, 2019	55,459	$24.35

Cash received from option exercises totaled approximately $0, $485,000 and $123,000 during the years ended December 31, 2019, 2018 and 2017, respectively. The Company issued new shares upon option exercise.

14.	EARNINGS PER SHARE

Basic earnings per common share was computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share was calculated as follows:

	For the Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share data)

Net income	$7,900	$23,994	$38,899

Basic weighted average common shares outstanding	5,832	6,083	6,331
Dilutive effect of common stock equivalents	48	76	67

Diluted weighted average common shares outstanding	5,880	6,159	6,398

Basic earnings per share	$1.35	$3.94	$6.14

Diluted earnings per share	$1.34	$3.90	$6.08

15.	BENEFIT PLAN

The Company sponsors a benefit plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deductible contributions to the plan. The plan provides for employer matching contributions of 50% of each participant’s voluntary contribution up to 3% of the participant’s compensation and vests at the rate of 20% each year until fully vested after five years. Total employer matching contributions to the plan were approximately $198,000, $176,000 and $179,000 in 2019, 2018 and 2017, respectively.

16.	COMMITMENTS AND CONTINGENCIES

Other than the lawsuits discussed below, the Company is not a party to any pending legal proceedings which management believes to be material to the Consolidated financial statements of the Company.

We are a defendant in a collective- and class-action lawsuit which was filed on December 9, 2016, in the United States District Court for the Western District of Arkansas. The plaintiffs, who include current and former employee drivers who worked for the Company during the period of December 9, 2013, through December 31, 2019, allege violations under the Fair Labor Standards Act and the Arkansas Minimum Wage Law including “failure to pay minimum wage during orientation, failure to pay minimum wage to team drivers after initial orientation, failure to pay minimum wage to solo-drivers after initial orientation, failure to pay for compensable travel time, Comdata card fees, unlawful deductions, and breach of contract.” The plaintiffs are seeking actual and liquidated damages to include court costs and legal fees. On February 18, 2020, the United States District Court for the Western District of Arkansas granted preliminary approval of a $16.5 million settlement reached with the plaintiffs. The settlement is subject to final approval by the court. As of December 31, 2019, the preliminary settlement amount of $16.5 million was reserved in accrued expenses and other liabilities in the Company’s consolidated balance sheets. Management has determined that any losses under this claims will not be covered by existing insurance policies.

We are a defendant in a collective- and class-action lawsuit which was filed on May 29, 2019, in the United States District Court for the Western District of Arkansas. The plaintiffs, who are independent contractors who have been under contract with the Company during the period of May 29, 2016 through the date of filing, allege violations under the Fair Labor Standards Act and the Arkansas Minimum Wage Law. The plaintiffs, through their attorneys, have filed causes of action alleging “misclassification as independent contractors, payment on the basis of miles without regard to the number of hours worked, improper deductions, and failure to pay minimum wage.” The plaintiffs are seeking actual and liquidated damages to include court costs and legal fees. Management has determined that any losses under this claims will not be covered by existing insurance policies.

We are involved in certain other claims and pending litigation arising from the ordinary conduct of business. We also provide accruals for claims within our self-insured retention amounts. On September 1, 2019, we elected to become self-insured for certain layers of auto liability claims in excess of $1.0 million for which we previously maintained auto liability insurance coverage. We currently specifically reserve for claims that are expected to exceed $1.0 million when fully developed, based on the facts and circumstances of those claims. Based on our knowledge of the facts, and in certain cases, opinions of outside counsel, we believe the resolution of such claims and pending litigation will not have a material effect on our financial position, results of operations or cash flows. However, if we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition, results of operations or cash flows.

During 2014 and 2015, the Company’s subsidiaries entered into operating leases for the lease of 471 trucks. Revenue equipment held under these operating leases was not carried on our balance sheet and the respective lease payments are reflected in our consolidated statements of operations as a component of the Rents and purchased transportation category. The final 56 trucks operated under these lease agreements were returned or purchased by January 31, 2018.

Total rental expense, net of amounts reimbursed, for the years ended December 31, 2019, 2018 and 2017 related to truck leases was approximately $0, $47,000, and $5,460,000, respectively.

17.	LEASES

Right-of-Use Leases

During 2019, the Company entered into operating leases which include initial terms of approximately five years and which do not include an option for early cancellation. In accordance with the provisions of ASC Topic 842, these leases resulted in the recognition of right-of-use assets and corresponding operating lease liabilities, respectively, valued at $2.1 million as of December 31, 2019. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using the Company’s incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable. The right-of-use assets are recorded in other assets, and the lease liability is recorded in accrued expenses and other liabilities and in other long-term liabilities on our consolidated balance sheet. Lease expense is recorded on a straight-line basis over the lease term and is recorded in rent and purchased transportation in our consolidated statements of operations. While the lease agreements contain provisions to extend after the initial term for an additional five years, the Company is not reasonably certain these extension options will be exercised. Therefore, potential lease payments that might occur under this extension period are not included in amounts recorded in our consolidated balance sheets as of December 31, 2019.

Scheduled amounts and timing of cash flows arising from operating lease payments at December 31, 2019, are:

(in thousands)
Maturity of Lease Liabilities
2020	$616
2021	627
2022	544
2023	340
2024	114
Thereafter	0
Total undiscounted operating lease payments	$2,241
Less: Imputed interest	(143)
Present value of operating lease liabilities	$2,098

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$2,098

Current lease liabilities (recorded in other current liabilities)	$616
Long-term lease liabilities (recorded in other long-term liabilities)	1,482
Total operating lease liabilities	$2,098

Other Information
Weighted-average remaining lease term for operating leases (in years)	3.74
Weighted-average discount rate for operating leases	3.59%

Cash Flows

Right-of-use assets of $2.4 million were recognized as non-cash asset additions that resulted from new operating lease liabilities during the year ended December 31, 2019. Cash paid for amounts included in the present value of right-of-use lease liabilities was $0.3 million during the year ended December 31, 2019 and is included in operating cash flows.

Cash Paid for Operating Leases

	Twelve Months Ended
	December 31,
	2019	2018
	(in thousands)

Right-of-Use leases	$255	$-
Short-term leases (1)	2,214	2,174
Total	$2,469	$2,174

(1) Short-term lease cost includes leases with a term of twelve months or less and leases with options for early cancellation.

Lease Revenue

The Company has a lease-purchase program whereby we offer independent contractors the opportunity to lease a Company-owned truck. The terms associated with these leases require weekly lease payments over the term of the leases which range from 7 to 60 months. The cost and carrying amount of Company-owned trucks in this program at December 31, 2019 were approximately $60,130,000 and $33,757,000, respectively.

Leases in our lease-purchase program expire at various dates through 2024. Payments received under this program are classified in the Company’s financial statements under the consolidated statements of operations category Revenue. Future minimum lease receipts related to these leases at December 31, 2019 and 2018 were approximately $18,792,000 and $22,319,000, respectively. Depreciation is calculated on a straight-line basis over the estimated useful life of the equipment, down to an estimated salvage value. In most cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed by the manufacturer. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal. During the year ended December 31, 2019, the Company incurred $6.7 million of depreciation expense for these assets.

The Company leases office and shop facilities to a related party at our Laredo, Texas terminal. At December 31, 2019, the cost and carrying amount of the facilities leased were approximately $1,697,000 and $1,080,000, respectively. Future minimum lease receipts related to this lease at December 31, 2019 are approximately $12,000. See Note 19 – Related Party Transactions for additional information regarding the Company’s transactions with related persons.

The Company's operating lease revenue is disclosed in the table below.

	Twelve Months Ended
	December 31,
	2019	2018
	(in thousands)

Leased truck revenue (recorded in revenue, before fuel surcharge)	$9,220	$8,101
Leased dock space revenue (recorded in non-operating income)	155	155
Total lease revenue	$9,375	$8,256

Lease Receivable

Future minimum operating lease payments receivable at December 31, 2019:

(in thousands)
2020	$7,811
2021	3,847
2022	3,404
2023	2,728
2024	1,002
Thereafter	-
Total future minimum lease payments receivable	$18,792

Lease Payments to Related Parties

Payments to related parties of $813,756 were made for real estate leases during 2019 which include maintenance facilities in one state and trailer drop yards in eleven states. The leases are generally month-to-month leases with automatic renewal provisions.

ASC Topic 840 disclosures

The ASC Topic 840 Comparative Approach for adopting ASC Topic 842 requires companies to provide disclosures for all periods that continue to be in accordance with ASC Topic 840.

The Company has a lease-purchase program whereby we offer independent contractors the opportunity to lease a Company-owned truck. The cost and carrying amount of the Company-owned trucks in this program at December 31, 2018 were approximately $61,061,000 and $34,299,000, respectively. Payments under this program are classified in the Company's financial statements under the consolidated statement of operations category Revenue.

Future minimum operating lease payments receivable as of December 31, 2018:

(in thousands)
2019	$9,649
2020	6,497
2021	2,417
2022	2,025
2023	1,731
Thereafter	-
Total future minimum lease payments	$22,319

The Company leases office and shop facilities to a related party. At December 31, 2018, the cost and carrying amount of the facilities leased were approximately $1,697,000 and $1,138,000, respectively. Future minimum lease receipts related to this lease at December 31, 2018 were approximately $12,000.

During 2018 the Company leased office, shop and parking spaces from various lessors, including a related party. The initial term for the majority of these leases is one year, with an option for early cancellation and an option to renew for subsequent one-month periods. These leases can be terminated by either party by providing notice to the other party of the intent to cancel or to not extend. Relatively short lease durations for these properties are intended to provide flexibility to the Company as changing operational needs and shifting opportunities often result in cancellation or non-renewal of these leases by the Company or the lessor. The minimum operating lease payable under these arrangements was approximately $284,000 as of December 31, 2018.

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

At December 31, 2019 and 2018, the following items are measured at fair value on a recurring basis:

	2019				2018

	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable equity securities	$29,521	$29,521	-	-	$27,549	$27,549	-	-

During 2019 and 2018, there were no transfers of marketable securities between levels of fair value measurement.

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying values and estimated fair values of this other long-term debt at December 31, 2019 and 2018 are summarized as follows:

	2019		2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Long-term debt	$224,777	$228,449	$211,031	$210,234

The Company has not elected the fair value option for any of our financial instruments.

19.	RELATED PARTY TRANSACTIONS

In the normal course of business, transactions for transportation and repair services, equipment, property leases and other services are conducted between the Company and companies affiliated with our Chairman and controlling stockholder. The Company recognized approximately $2,691,000, $2,854,000 and $585,000 in operating revenue and approximately $9,190,000, $9,859,000 and $7,497,000 in operating expenses in 2019, 2018, and 2017, respectively.

The Company purchased physical damage, auto liability, general liability, and workers’ compensation insurance through an unaffiliated insurance broker which was written by an insurance company affiliated with our Chairman and controlling stockholder. The premiums for physical damage coverage were approximately $0, $1,271,000 and $1,808,000 for 2019, 2018, and 2017, respectively. Premiums for auto liability coverage during 2019, 2018, and 2017 were approximately $10,345,000, $10,987,000, and $10,860,000, respectively. Premiums for general liability coverage during 2019, 2018, and 2017 were approximately $0, $24,000 and $35,000, respectively. Premiums for workers’ compensation coverage during 2019, 2018, and 2017 were approximately $266,000, $301,000 and $286,000, respectively.

Amounts owed to the Company by these affiliates were approximately $1,052,000 and $149,000 at December 31, 2019 and 2018, respectively. Of the accounts receivable at December 31, 2019 and 2018, approximately $1,052,000 and $147,000 represent freight transportation and approximately $0 and $2,000 represent revenue resulting from maintenance performed in the Company’s maintenance facilities and charges paid by the Company to third parties on behalf of their affiliate and charged back at the amount paid, respectively. Amounts representing prepaid insurance premiums at December 31, 2019 and 2018 were approximately $0 and $29,000, respectively. Amounts payable to affiliates at December 31, 2019 and 2018 were approximately $961,000 and $2,161,000 respectively.

An insurance company affiliated with our Chairman and controlling stockholder has specific knowledge, experience and expertise related to self-insured claims development and assists the Company in establishing fully developed reserve estimates related to certain auto liability claims in excess of $1.0 million.

20.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present quarterly financial information for 2019 and 2018:

	2019
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Operating revenues	$128,686	$133,000	$128,994	$123,497
Operating expenses and costs	118,999	119,789	121,461	141,381

Operating income (loss)	9,687	13,211	7,533	(17,884)
Non-operating income (loss)	3,472	(197)	490	2,457
Interest expense	(2,040)	(2,059)	(2,178)	(2,377)
Income tax (expense) benefit	(2,818)	(2,301)	(1,264)	4,168

Net income (loss)	$8,301	$8,654	$4,581	$(13,636)

Net income (loss) per common share:
Basic	$1.40	$1.47	$0.80	$(2.37)
Diluted	$1.39	$1.45	$0.79	$(2.37)

Average common shares outstanding:
Basic	5,921	5,901	5,756	5,751
Diluted	5,985	5,949	5,799	5,751

	2018
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Operating revenues	$119,458	$135,302	$140,325	$138,176
Operating expenses and costs	115,702	125,285	127,172	123,500

Operating income	3,756	10,017	13,153	14,676
Non-operating (loss) income	(879)	632	935	(4,704)
Interest expense	(1,160)	(1,355)	(1,711)	(2,019)
Income tax expense	(330)	(2,005)	(3,129)	(1,883)

Net income	$1,387	$7,289	$9,248	$6,070

Net income per common share:
Basic	$0.22	$1.18	$1.53	$1.02
Diluted	$0.22	$1.17	$1.52	$1.01

Average common shares outstanding:
Basic	6,168	6,159	6,034	5,975
Diluted	6,264	6,229	6,088	6,029

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

P.A.M. Transportation Services, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated March 13, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

March 13, 2020

Item 9B. Other Information.

None.

PART III

Portions of the information required by Part III of Form 10-K are, pursuant to General Instruction G-(3) of Form 10-K, incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held on April 29, 2020. We will, within 120 days of the end of our fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

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

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2019, information about compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans approved by Security Holders	55,459	-	406,651

Equity Compensation Plans not approved by Security Holders	-	-	-

Total	55,459	-	406,651

(1)	Consists of unvested shares of restricted stock, which do not require the payment of an exercise price.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements and Schedules.

(1)	Financial Statements: See Part II, Item 8 hereof.

Report	of Independent Registered Public Accounting Firm - Grant Thornton LLP
Consolidated	Balance Sheets - December 31, 2019 and 2018
Consolidated	Statements of Operations - Years ended December 31, 2019, 2018 and 2017
Consolidated	Statements of Comprehensive Income - Years ended December 31, 2019, 2018 and 2017
Consolidated	Statements of Stockholders’ Equity - Years ended December 31, 2019, 2018 and 2017
Consolidated	Statements of Cash Flows - Years ended December 31, 2019, 2018 and 2017
Notes	to Consolidated Financial Statements

(2)	Financial Statement Schedules.

All

schedules for which provision is made in the applicable accounting regulations of the SEC are omitted as the required information is inapplicable, or because the information is presented in the consolidated financial statements or related notes.

(3)	Exhibits.

Exhibit #		Description of Exhibit

3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by referenc to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002, filed on May 15, 2002)

3.2		Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 11, 2007)

3.3		First Amendment to Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on January 7, 2020)

4.1

Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986)

4.2		Description of Capital Stock of the Registrant

10.1	(1)

Employment Agreement between the Registrant and Daniel H. Cushman, dated June 29, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 7, 2009)

10.2	(1)	Employment Agreement between the Registrant and Allen W. West, dated March 7, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 11, 2019)

10.3	(1)

Consulting Agreement between the Registrant and Manuel J. Moroun, dated December 6, 2007 (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 14, 2008)

10.4	(1)

Amendment No. 1 to Consulting Agreement between the Company and Manuel J. Moroun, dated April 25, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2018)

10.5	(1)	2014 Amended and Restated Stock Option and Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 23, 2014)

10.6

Amended and Restated Loan Agreement dated March 28, 2016 and among P.A.M. Transport, Inc., First Tennessee Bank National Association and the Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on April 1, 2016)

10.7

Amendment to Amended and Restated Loan Agreement, dated July 27, 2017, by and among P.A.M. Transport, Inc., First Tennessee Bank National Association and the Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 31, 2019)

10.8

Second Amendment to Amended and Restated Loan Agreement, dated January 25, 2019, by and among P.A.M. Transport, Inc., First Tennessee Bank National Association and the Company (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 31, 2019)

10.9

Fifth Amended and Restated Consolidated Revolving Credit Note, dated January 25, 2019, by P.A.M. Transport, Inc. in favor of First Tennessee Bank National Association (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 31, 2019)

10.10

Amended and Restated Security Agreement dated March 28, 2016 by between P.A.M. Transport, Inc. and First Tennessee Bank National Association (incorporate by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on April 1, 2016)

10.11

First Amendment to Amended and Restated Security Agreement, dated January 25, 2019, by and between P.A.M. Transport, Inc. and First Tennessee Bank National Association (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 31, 2019)

10.12

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

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: March 13, 2020	By:	/s/ Daniel H. Cushman
DANIEL H. CUSHMAN
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 13, 2020	By:	/s/ Michael D. Bishop
MICHAEL D. BISHOP, Director

Dated: March 13, 2020	By:	/s/ Frederick P. Calderone
FREDERICK P. CALDERONE, Director

Dated: March 13, 2020	By:	/s/ Daniel H. Cushman
DANIEL H. CUSHMAN
President and Chief Executive Officer, Director
(principal executive officer)

Dated: March 13, 2020	By:	/s/ W. Scott Davis
W. SCOTT DAVIS, Director

Dated: March 13, 2020	By:	/s/ Edwin J. Lukas
EDWIN J. LUKAS, Director

Dated: March 13, 2020	By:	/s/ Franklin H. McLarty
FRANKLIN H. MCLARTY, Director

Dated: March 13, 2020	By:	/s/ H. Pete Montaño
H. PETE MONTAÑO, Director

Dated: March 13, 2020	By:	/s/ Manuel J. Moroun
MANUEL J. MOROUN, Director

Dated: March 13, 2020	By:	/s/ Matthew T. Moroun
MATTHEW T. MOROUN, Director and Chairman of the Board

Dated: March 13, 2020	By:	/s/ Allen W. West
ALLEN W. WEST,
Vice President-Finance, Chief Financial Officer,
Secretary and Treasurer
(principal financial and accounting officer)