Form 10-Q
period 2020-03-31
PAM TRANSPORTATION SERVICES INC
filed 2020-05-01
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

☐     Transition Report Pursuant to the Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.                    Yes     ☑          No     ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)                     Yes     ☑          No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                               Yes     ☐          No     ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 23, 2020
Common Stock, $.01 Par Value	5,742,330

P.A.M. TRANSPORTATION SERVICES, INC.

Form 10-Q

For the Quarter Ended March 31, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$325	$318
Accounts receivable-net:
Trade, less current estimated credit loss of $3,191 and $2,952, respectively	66,090	61,784
Other	4,278	3,769
Inventories	1,220	1,327
Prepaid expenses and deposits	9,093	8,669
Marketable equity securities	23,207	29,521
Income taxes refundable	807	504
Total current assets	105,020	105,892

Property and equipment:
Land	16,086	7,246
Structures and improvements	31,198	20,204
Revenue equipment	528,410	524,527
Office furniture and equipment	11,470	11,185
Total property and equipment	587,164	563,162
Accumulated depreciation	(184,316)	(175,887)
Net property and equipment	402,848	387,275

Other assets	4,617	4,842

TOTAL ASSETS	$512,485	$498,009

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,220	$16,597
Accrued expenses and other liabilities	42,042	40,610
Current maturities of long-term debt	59,731	67,637
Total current liabilities	125,993	124,844

Long-term debt-less current portion	189,469	174,187
Deferred income taxes	63,024	63,522
Other long-term liabilities	1,344	1,481
Total liabilities	379,830	364,034

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,658,768 and 11,656,160 shares issued; 5,742,330 and 5,748,897 shares outstanding at March 31, 2020 and December 31, 2019, respectively	117	117
Additional paid-in capital	83,993	83,688
Treasury stock, at cost; 5,916,438 and 5,907,263 shares at March 31, 2020 and December 31, 2019, respectively	(157,158)	(156,837)
Retained earnings	205,703	207,007
Total shareholders’ equity	132,655	133,975

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$512,485	$498,009

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
OPERATING REVENUES:
Revenue, before fuel surcharge	$111,822	$110,345
Fuel surcharge	17,333	18,341
Total operating revenues	129,155	128,686

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	32,798	31,063
Operating supplies and expenses	23,715	23,512
Rent and purchased transportation	42,927	44,554
Depreciation	14,295	13,187
Insurance and claims	42	4,114
Other	5,844	2,994
Loss/(gain) on disposition of equipment	48	(425)
Total operating expenses and costs	119,669	118,999

OPERATING INCOME	9,486	9,687

NON-OPERATING (EXPENSE)/INCOME	(9,076)	3,472
INTEREST EXPENSE	(2,212)	(2,040)

(LOSS)/INCOME BEFORE INCOME TAXES	(1,802)	11,119

FEDERAL AND STATE INCOME TAX (BENEFIT) EXPENSE:
Current	-	89
Deferred	(498)	2,729
Total federal and state income tax (benefit) expense	(498)	2,818

NET (LOSS)/INCOME	$(1,304)	$8,301

(LOSS) INCOME PER COMMON SHARE:
Basic	$(0.23)	$1.40
Diluted	$(0.23)	$1.39

AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,746	5,921
Diluted	5,746	5,985

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Three Months Ended
	March 31,
	2020	2019
OPERATING ACTIVITIES:
Net (loss) income	$(1,304)	$8,301
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	14,295	13,187
Bad debt expense	239	69
Stock compensation-net of excess tax benefits	305	306
(Benefit from) provision for deferred income taxes	(498)	2,729
Recognized loss (gain) on marketable equity securities	9,339	(3,184)
Loss/(gain) on disposition of equipment	1	(425)
Changes in operating assets and liabilities:
Accounts receivable	(5,053)	(5,356)
Prepaid expenses, deposits, inventories, and other assets	(530)	1,269
Income taxes refundable	-	75
Trade accounts payable	8,048	199
Accrued expenses and other liabilities	(1,339)	2,567
Net cash provided by operating activities	23,503	19,737

INVESTING ACTIVITIES:
Purchases of property and equipment	(23,158)	(7,926)
Proceeds from disposition of equipment	5,325	5,787
Purchases of marketable equity securities, net of return of capital	(3,026)	(72)
Net cash used in investing activities	(20,859)	(2,211)

FINANCING ACTIVITIES:
Borrowings under line of credit	137,243	131,387
Repayments under line of credit	(128,657)	(133,442)
Borrowings of long-term debt	-	5,789
Repayments of long-term debt	(13,670)	(19,480)
Borrowings under margin account	3,753	166
Repayments under margin account	(985)	(324)
Repurchases of common stock	(321)	(1,618)
Net cash used in financing activities	(2,637)	(17,522)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	7	4

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -Beginning of period	318	282

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -End of period	$325	$286

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,185	$2,037
Income taxes	$-	$15

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable	$2,239	$4,025

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Stockholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2020	5,749	$117	$83,688	$(156,837)	$207,007	$133,975

Net Loss					(1,304)	(1,304)

Exercise of stock awards-shares issued including tax benefits	2					-

Treasury stock repurchases	(9)			(321)		(321)

Stock compensation			305			305

Balance at March 31, 2020	5,742	$117	$83,993	$(157,158)	$205,703	$132,655

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2019	5,957	$116	$82,776	$(142,552)	$199,107	$139,447

Net Income					8,301	8,301

Exercise of stock awards-shares issued including tax benefits	1					-

Treasury stock repurchases	(40)			(1,618)		(1,618)

Stock compensation (1)			216			216

Balance at March 31, 2019	5,918	$116	$82,992	$(144,170)	$207,408	$146,346

(1) Approximately $90,000 was accrued as Share-based compensation at March 31, 2019 for restricted stock earned by non-employee directors but for which shares were not issued until April 2019.

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2020

NOTE A: BASIS OF PRESENTATION

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “P.A.M.,” the “Company,” “we,” “our,” or “us” mean P.A.M. Transportation Services, Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

NOTE B: RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU No. 2020-04, (“ASU 2020-04”), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. The Company has evaluated the provisions of this standard and determined that it is applicable to our line of credit and investment margin account. The London Interbank Offered Rate “LIBOR” is the basis for interest charges on outstanding borrowings for both our line of credit and investment margin account. The scheduled discontinuation of LIBOR is not expected to materially alter any provisions of either of these debt instruments, except for the identification of a replacement reference rate. The Company has evaluated the new guidance and does not expect it to have a material impact on its financial condition, results of operations, or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, (“ASU 2016-13”), Accounting for Credit Losses (Topic 326). ASU 2016-13 requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to the amortized cost of the securities. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The adoption of this guidance on January 1, 2020 did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

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

Company revenue is generated from freight transportation services performed utilizing heavy truck trailer combinations. While various ownership arrangements may exist for the equipment utilized to perform these services, including Company owned or leased, owner-operator owned, and third-party carriers, revenue is generated from the same base of customers. Contracts with these customers establish rates for services performed, which are predominantly rates that will be paid to pick up, transport and drop off freight at various locations. In addition to transportation, revenue is also awarded for various accessorial services performed in conjunction with the base transportation service. The Company also has other revenue categories that are not discussed in this note or broken out in our Statements of Operations due to their immaterial amounts.

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

Freight Revenue – revenue generated by the performance of the freight transportation service, including any accessorial services, provided to customers.

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

Revenue is recognized over time as the freight progresses towards its destination and the transportation service obligation is fulfilled. For loads picked up during the reporting period, but delivered in a subsequent reporting period, revenue is allocated to each period based on the transit time in each period as a percentage of total transit time. There are no assets or liabilities recorded in conjunction with revenue recognized, other than Accounts Receivable and Estimated Credit Losses.

NOTE D: MARKETABLE EQUITY SECURITIES

The Company’s investments in marketable securities consist of equity securities with readily determinable fair values. The cost of securities sold is based on the specific identification method, and interest and dividends on securities are included in non-operating (expense) income.

Marketable equity securities are carried at fair value, with gains and losses in fair market value included in the determination of net income. The fair value of marketable equity securities is determined based on quoted market prices in active markets, as described in Note J, below.

The following table sets forth market value, cost, and unrealized losses and gains on equity securities as of March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
	(in thousands)
Fair market value		$23,207	$29,521
Cost		26,624	24,156
Unrealized (loss) / gain	$	(3,417)	$5,365

The following table sets forth the gross unrealized losses and gains on the Company’s marketable securities as of March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
	(in thousands)
Gross unrealized gains	$3,352	$7,808
Gross unrealized losses	6,769	2,443
Net unrealized (loss) / gain	$(3,417)	$5,365

The following table shows the Company’s net realized (losses) gains during the first three months of 2020 and 2019 on certain marketable equity securities.

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Sales proceeds	$677	$-
Cost of securities sold	1,211	-
Realized loss	$(534)	$-

There were no sales of marketable equity securities during the first three months of 2019.

For the quarter ended March 31, 2020, the Company recognized dividends received of approximately $305,000 in non-operating income in its statements of operations. For the quarter ended March 31, 2019, the Company recognized dividends of approximately $277,000 in non-operating income in its statements of operations.

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of March 31, 2020 and December 31, 2019, the Company had outstanding borrowings of approximately $10,242,000 and $7,474,000, respectively, under its margin account. Margin account borrowings are used for the purchase of marketable equity securities and as a source of short-term liquidity and are included in Accrued expenses and other liabilities on our balance sheets.

Our marketable equity securities portfolio had a net unrealized pre-tax loss in market value of approximately $8,805,000 during the first quarter of 2020, and a net unrealized pre-tax gain in market value of approximately $3,184,000 during the first quarter of 2019, which were reported as Non-operating income for the respective periods.

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

In January 2020, the Company granted 7,000 shares of common stock to certain key employees. These stock awards have a grant date fair value of $56.45 per share, based on the closing price of the Company’s stock on the date of grant, and vest on the fourth anniversary date in January 2024.

In March 2020, the Company granted 2,608 shares of common stock to non-employee directors. These stock awards have a grant date fair value of $30.75 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately.

The total grant date fair value of stock vested during the first three months of 2020 was approximately $80,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first three months of 2020 was approximately $305,000 and includes approximately $80,000 recognized as a result of grant of 326 shares to each non-employee director during the first quarter of 2020. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.04 during the first quarter of 2020. As of March 31, 2020, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1,074,000 which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $266,000 in additional compensation expense related to unvested option awards during the remainder of 2020 and to recognize approximately $354,000, $354,000, $92,000 and $8,000 in additional compensation expense related to unvested option awards during the years 2021, 2022, 2023 and 2024, respectively.

The total grant date fair value of stock and stock options vested during the first three months of 2019 was approximately $39,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first three months of 2019 was approximately $306,000, and included approximately $90,000 recognized as a result of the accrual of 205 shares to each non-employee director during the first quarter of 2019. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.04 during the first quarter 2019. As of March 31, 2019, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1,648,000 which was being amortized on a straight-line basis over the remaining vesting period.

A summary of the status of the Company’s non-vested restricted stock as of March 31, 2020 and changes during the three months ended March 31, 2020, is as follows:

	Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2020	55,459	$24.35
Granted	9,608	49.47
Canceled/forfeited/expired	(357)	56.45
Vested	(2,608)	30.75
Non-vested at March 31, 2020	62,102	$27.78

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

	Three Months Ended March 31,
	2020		2019
	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$91,311	81.7	$90,013	81.6
Brokerage and Logistics Services revenue	20,511	18.3	20,332	18.4
Total revenues	$111,822	100.0	$110,345	100.0

NOTE G: TREASURY STOCK

The Company’s stock repurchase program has been extended and expanded several times, most recently in April 2017, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. During the three months ended March 31, 2020, the Company repurchased 9,175 shares of its common stock at an aggregate cost of approximately $321,000 under this program.

The Company accounts for Treasury stock using the cost method and as of March 31, 2020, 5,916,438 shares were held in the treasury at an aggregate cost of approximately $157.2 million.

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

	Three Months Ended
	March 31,
	2020	2019
	(in thousands, except per share data)

Net (loss)/income	$(1,304)	$8,301

Basic weighted average common shares outstanding	5,746	5,921
Dilutive effect of common stock equivalents	-	64
Diluted weighted average common shares outstanding	5,746	5,985

Basic (loss)/earnings per share	$(0.23)	$1.40
Diluted (loss)/earnings per share	$(0.23)	$1.39

NOTE I: INCOME TAXES

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which the Company operates generally provide for a deficiency assessment statute of limitations period of three years, and as a result, the Company’s tax years 2016 and forward remain open to examination in those jurisdictions.

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of March 31, 2020, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of March 31, 2020, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the three months ended March 31, 2020 and 2019, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company’s effective income tax rates were 27.6% and 25.4% for the three months ended March 31, 2020 and 2019, respectively. Our effective tax rate for the three months ended March 31, 2020 differs from amounts computed by applying the United States federal statutory rates to pre-tax income primarily due to non-deductible expenses, state taxes and the tax benefits related to stock-based compensation.

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

At March 31, 2020, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$23,207	$23,207	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at March 31, 2020 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$223,567	$226,746

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE

During the first three months of 2020, the Company’s subsidiaries entered into installment obligations totaling approximately $12.5 million for the purpose of purchasing revenue equipment. These obligations are payable in 60 monthly installments.

NOTE L: LITIGATION

Other than the lawsuit discussed below, the Company is not a party to any pending legal proceeding which management believes to be material to the financial statements of the Company. The Company maintains liability insurance against risks arising out of the normal course of its business.

We are a defendant in a collective- and class-action lawsuit which was filed on December 9, 2016, in the United States District Court for the Western District of Arkansas. The plaintiffs, who include current and former employee drivers who worked for the Company during the period of December 9, 2013, through December 31, 2019, allege violations under the Fair Labor Standards Act and the Arkansas Minimum Wage Law including “failure to pay minimum wage during orientation, failure to pay minimum wage to team drivers after initial orientation, failure to pay minimum wage to solo-drivers after initial orientation, failure to pay for compensable travel time, Comdata card fees, unlawful deductions, and breach of contract.” The plaintiffs are seeking actual and liquidated damages to include court costs and legal fees. On February 18, 2020, the United States District Court for the Western District of Arkansas granted preliminary approval of a $16.5 million settlement reached with the plaintiffs. The settlement is subject to final approval by the court. As of March 31, 2020, the preliminary settlement amount of $16.5 million is reserved in accrued expenses and other liabilities in the Company’s consolidated balance sheets. Management has determined that any losses under this claim will not be covered by existing insurance policies.

On March 31, 2020, the United States District Court for the Western District of Arkansas dismissed the collective- and class-action lawsuit filed against the company on May 29, 2019 by plaintiffs, who were independent contractors alleging violations under the Fair Labor Standards Act and the Arkansas Minimum Wage Law. The plaintiffs, through their attorneys, alleged “misclassification as independent contractors, payment on the basis of miles without regard to the number of hours worked, improper deductions, and failure to pay minimum wage.” The dismissal of this lawsuit resulted when the Company and plaintiffs reached a settlement agreement for approximately $421,000, plus legal fees. Legal reserve accruals in excess of the amount outlined in the settlement agreement were reversed during the quarter ended March 31, 2020, resulting in a reduction in accrued expenses and other liabilities in the Company’s consolidated balance sheets.

The Company’s participation in the settlements of the above matters does not constitute an admission by the Company of any fault or liability, and the Company does not admit any fault or liability.

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

The initial lease term for certain shop and office locations is for periods ranging from one to five years with early cancellation options. The Company prefers that leases include early cancellation provisions to prevent becoming locked into long term leases that become operationally unjustified and to allow the flexibility to pursue more cost-effective options for similar properties if they become available. These leases often include the option to extend for additional periods, which may or may not be exercised. Based on historical experience, the Company does not always extend these leases, sometimes exercises the option to cancel leases early and sometimes lessors choose to cancel leases or not extend.

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

Right-of-Use Leases

Following the Company’s adoption of ASU 2016-02 and related amendments on January 1, 2019, the Company entered into operating leases which include initial terms ranging from three to five years and which do not include an option for early cancellation. In accordance with the provisions of ASC Topic 842, these leases resulted in the recognition of right-of-use assets and corresponding right-of-use lease liabilities, respectively, valued at $2.0 million as of March 31, 2020. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using the Company’s incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable. The right-of-use assets are recorded in other assets, and the lease liability is recorded in accrued expenses and other liabilities and in other long-term liabilities on our Condensed Consolidated Balance Sheet. Lease expense is recorded on a straight-line basis over the lease term and is recorded in rent and purchased transportation in our Condensed Consolidated Statements of Operations. While the lease agreements contain provisions to extend after the initial term for an additional five years, the Company is not reasonably certain these extension options will be exercised. Therefore, potential lease payments that might occur under this extension period are not included in amounts recorded in our Condensed Consolidated Balance Sheets as of March 31, 2020.

Scheduled amounts and timing of cash flows arising from future right-of-use operating lease payments at March 31, 2020, are:

Maturity of Right-of-Use Lease Liabilities	(in thousands)
2020 (remaining)	$464
2021	627
2022	544
2023	340
2024	114
Total undiscounted operating lease payments	$2,089
Less: Imputed interest	(126)
Present value of operating lease liabilities	$1,963

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$1,963

Current lease liabilities (recorded in other current liabilities)	$619
Long-term lease liabilities (recorded in other long-term liabilities)	1,344
Total operating lease liabilities	$1,963

Other Information
Weighted-average remaining lease term for operating leases (years)	3.5
Weighted-average discount rate for operating leases	3.59%

Cash Flows

No new right-of-use assets were recognized as non-cash asset additions that resulted from new operating lease liabilities during the three months ended March 31, 2020. Cash paid for amounts included in the present value of operating lease liabilities was $0.1 million during the three months ended March 31, 2020 and is included in operating cash flows.

Operating Lease Costs

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Long term	$134	$-
Short term	580	502
Total	$714	$502

Lessor Disclosures under ASC Topic 842

The Company leases trucks to independent contractors under operating leases, which generally have a term of up to five years and include options to purchase the truck at the end of the lease. In the event that an independent contractor defaults on their lease, the Company generally leases the truck to another independent contractor.

As of March 31, 2020, the gross carrying value of trucks underlying these leases was $60.8 million and accumulated depreciation was $28.2 million. Depreciation is calculated on a straight-line basis over the estimated useful life of the equipment, down to an estimated salvage value. In most cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed by the manufacturer. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal. During the quarter ended March 31, 2020, the Company incurred $1.9 million of depreciation expense for these assets.

The Company leases dock space to a related party at a Laredo, Texas terminal and warehouse and office space to a lessee at a second Laredo, Texas terminal. The dock space and the warehouse and office space leased is depreciated in conjunction with the structures and improvements for the respective Laredo terminals on a straight-line basis over the estimated useful life of the assets. Lease income is recorded as a component of Non-operating income in our Condensed Consolidated Statements of Operations.

Lease Revenue

The Company’s operating lease revenue is disclosed in the table below.

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Leased truck revenue (recorded in revenue, before fuel surcharge)	$2,394	$2,448
Leased facility space revenue (recorded in non-operating income)	67	39
Total lease revenue	$2,461	$2,487

Lease Receivables

Future minimum operating lease payments receivable at March 31, 2020:

(in thousands)

2020 (remaining)	$5,370
2021	4,660
2022	3,951
2023	2,864
2024	1,128
Thereafter	1
Total future minimum lease payments receivable	$17,974

NOTE N: EFFECT OF COVID-19 PANDEMIC

The rapid spread of COVID-19 has resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, increased border and port controls and closures, and shutdowns. These measures and the public health concerns resulting from the outbreak have severely disrupted economic and commercial activity. The resulting impact on domestic and global supply chains has caused slowdowns and reduced freight demand for transportation companies such as ours. Because we have a significant concentration of customers within the automotive industry, our freight volumes and revenues have been significantly affected by the closure of North American automotive manufacturing facilities beginning in late March. Although we expect our automotive customers to begin resuming operations in the coming weeks, the extent to which production will return to pre-pandemic levels remains uncertain. Any further delays in resumption of automotive production and other consumer activity affecting our customers and any future wave of the virus or other similar outbreaks could further adversely affect our business. In addition, the implementation of measures to protect the health and safety of our employees, customers, vendors and the general public may disrupt our ability to efficiently manage personnel and operations and to recruit and retain driver and non-driver personnel, which could have a materially adverse effect on our operating results. Further, negative financial results, an economic downturn or uncertainty, or a tightening of credit markets caused by COVID-19 or other similar outbreaks could have a material adverse effect on our liquidity and our ability to effectively meet our short- and long-term financial obligations.

NOTE O: NONCASH INVESTING AND FINANCING ACTIVITIES

The Company financed approximately $12.5 million in equipment purchases during the first three months of 2020 utilizing noncash financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

Certain information included in this Quarterly Report on Form 10-Q constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to expected future financial and operating results, prospects, plans or events, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, ongoing and potential future economic, business and operational disruptions and uncertainties due to the COVID-19 pandemic or other public health crises; excess capacity in the trucking industry; surplus inventories; recessionary economic cycles and downturns in customers' business cycles; increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, and license and registration fees; the resale value of the Company's used equipment and the price of new equipment; increases in compensation for and difficulty in attracting and retaining qualified drivers and owner-operators; increases in insurance premiums and deductible amounts relating to accident, cargo, workers' compensation, health, and other claims; unanticipated increases in the number or amount of claims for which the Company is self-insured; inability of the Company to continue to secure acceptable financing arrangements; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors including reductions in rates resulting from competitive bidding; the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations; our ability to develop and implement suitable information technology systems and prevent failures in or breaches of such systems; litigation, including litigation related to alleged violations under the Fair Labor Standards Act and the Arkansas Minimum Wage Law; general risks associated with doing business in Mexico, including, without limitation, exchange rate fluctuations, inflation, import duties, tariffs, quotas, political and economic instability and terrorism; the potential impact of new laws, regulations or policy, including, without limitation, tariffs, import/export, trade and immigration regulations or policies; a significant reduction in or termination of the Company's trucking service by a key customer; and other factors, including risk factors, included from time to time in filings made by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed above and in company filings might not transpire.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the fiscal year ended December 31, 2019.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed, and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 81.7% of total revenues, excluding fuel surcharges, for the three months ended March 31, 2020 and 81.6% for the three months ended March 31, 2019. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefits costs, independent broker costs (which we record as purchased transportation), insurance, maintenance and capital equipment costs.

In discussing our results of operations, we use revenue, before fuel surcharge (and fuel expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended March 31, 2020 and 2019, approximately $17.3 million and $18.3 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

IMPACT OF COVID-19

The Company’s primary concern during the COVID-19 pandemic is to do its part to protect its employees, customers, vendors and the general public from the spread of COVID-19 while continuing to serve the vital role of supplying essential goods to the nation. Where possible, our employees are working remotely from their homes. For essential functions, including our driving professionals, we have distributed cleaning and protective supplies to various terminals so that they are available to those that need them, increased cleaning frequency and coverage, and provided employees direction on precautionary measures, such as sanitizing truck interiors, personal hygiene, and social distancing. We will continue to adapt our operations as required to ensure safety while continuing to provide a high level of service to our customers.

As the escalation of the COVID-19 pandemic has extended into the second quarter, the Company has experienced the increasing effects of weakening economic conditions, most notably the late March COVID-19 related shutdown of automotive customers, representing approximately 45% of the Company’s revenue. While we have vigorously sought to replace lost automotive revenue with freight from customers supporting the effort to supply essential goods to the nation, competition for this freight has increased as industry capacity has collectively focused on freight that has continued to move during this time. Based on reports from the auto industry, we are optimistic that production will resume soon, returning a large portion of our lost revenue. However, the ultimate magnitude of COVID-19, including the extent of its impact on the Company’s financial and operating results, which could be material, will be determined by the length of time the pandemic continues, its continued severity, government regulations imposed in response to the pandemic, and to its general effect on the economy and transportation demand.

While operating cash flows may be negatively impacted by the pandemic, the Company believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are reported net of fuel surcharges.

	Three Months Ended
	March 31,
	2020	2019
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	34.7	33.3
Operating supplies and expenses	6.9	5.7
Rent and purchased transportation	26.9	30.3
Depreciation	15.6	14.5
Insurance and claims	-	4.5
Other	6.0	3.1
Loss/(gain) on sale or disposal of property	0.1	(0.4)
Total operating expenses	90.2	91.0
Operating income	9.8	9.0
Non-operating income/(expense)	(8.7)	3.5
Interest expense	(2.2)	(2.0)
(Loss)/income before income taxes	(1.1)	10.5

THREE MONTHS ENDED MARCH 31, 2020 VS. THREE MONTHS ENDED MARCH 31, 2019

During the first quarter of 2020, truckload services revenue, before fuel surcharges, increased 1.4% to $91.3 million as compared to $90.0 million during the first quarter of 2019. The increase in revenue was primarily the result of increases in our average fleet size and average rate per mile charged to our customers during the first quarter 2020 compared to the first quarter 2019. These increases were partially offset by a decrease in the total number of miles driven per truck for the first quarter of 2020 compared to the first quarter of 2019.

Salaries, wages and benefits increased from 33.3% of revenues, before fuel surcharges, in the first quarter of 2019 to 34.7% of revenues, before fuel surcharges, during the first quarter of 2020. The increase relates primarily to an increase in company driver wages paid during 2020 compared to 2019. The increase in driver wages relates primarily to route specific pay increases that were phased in throughout 2019. In addition, the proportion of total miles driven by company drivers increased as the number of company drivers increased year-over-year.

Operating supplies and expenses increased from 5.7% of revenues, before fuel surcharges, during the first quarter of 2019 to 6.9% of revenues, before fuel surcharges, during the first quarter of 2020. The increase relates primarily to an increase in the average surcharge-adjusted fuel price paid per gallon of diesel fuel, which was a result of decreased fuel surcharge collections from customers. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that, during periods of rising fuel prices, fuel surcharge collections increase, while fuel surcharge collections decrease during periods of falling fuel prices. Also contributing to the increase was an increase in the proportion of total miles driven by company drivers for the quarter ended March 31, 2020 compared to March 31, 2019. This increase in miles driven by company drivers has the effect of increasing our net operating supplies and expenses while decreasing the Rent and purchased transportation category, as fuel surcharge revenue generated from transportation services performed by owner-operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner-operators for their services is reported along with their base rate of pay in the Rent and purchased transportation category.

Rent and purchased transportation decreased from 30.3% of revenues, before fuel surcharges, during the first quarter of 2019 to 26.9% of revenues, before fuel surcharges, during the first quarter of 2020. The decrease was primarily due to a decrease in the number of loads transported by third party carriers during the first quarter 2020 compared to the first quarter 2019. This decrease occurred as the average number of company-owned trucks increased for the first quarter 2020 compared to the first quarter 2019, providing additional company-owned capacity and diminishing the need to utilize third party carriers.

Depreciation increased from 14.5% of revenues, before fuel surcharges, during the first quarter of 2019 to 15.6% of revenues, before fuel surcharges, during the first quarter of 2020. This increase is primarily the result of an increase in the average number of trucks and trailers in our fleet for the first quarter of 2020 compared to the first quarter of 2019.

Insurance and claims expense decreased from 4.5% of revenues, before fuel surcharges, during the first quarter of 2019 to 0.0% of revenues before fuel surcharges, during the first quarter of 2020. This decrease primarily resulted from the settlement during the quarter ended March 31, 2020 of a lawsuit brought against the Company by individuals who asserted they were misclassified as owner-operators. The amount of the settlement was less than the amount previously reserved for the suit. Also contributing to the decrease was a reduction in auto liability insurance premiums, as the Company became self-insured for certain layers of auto liability claims in excess of $1.0 million commencing September 1, 2019. During the first three months of 2019, the Company paid for auto liability insurance coverage for claims in excess of $1.0 million through various third-party insurance carriers.

Other expenses increased from 3.1% of revenues, before fuel surcharges, during the first quarter of 2019 to 6.0% of revenues, before fuel surcharges, during the first quarter of 2020. This increase related primarily to an increase in amounts expensed for legal fees incurred during the quarter related to the exploration of a potential acquisition and certain litigation described in Note L to our Condensed Consolidated Financial Statements.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 91.0% for the first quarter of 2019 to 90.2% for the first quarter of 2020.

Non-operating (expense)/income decreased from 3.5% of revenues, before fuel surcharges, during the first quarter of 2019 to (8.7%) of revenues, before fuel surcharges, during the first quarter of 2020. This decrease primarily resulted from a decrease in the market value of the Company’s portfolio of marketable equity securities during the quarter ended March 31, 2020 compared to an increase in market value for the portfolio during the same period in 2019. The Company recorded a loss in market value of approximately $8.8 million in non-operating income during the first quarter of 2020, compared to a $3.2 million gain in the market value of our equity securities during the first quarter of 2019.

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

	Three Months Ended
	March 31,
	2020	2019
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	5.4	5.4
Rent and purchased transportation	89.4	84.9
Other	2.7	2.1
Total operating expenses	97.5	92.4
Operating income	2.5	7.6
Non-operating income/(expense)	(5.2)	1.7
Interest expense	(1.2)	(1.0)
(Loss)/income before income taxes	(3.9)	8.3

THREE MONTHS ENDED MARCH 31, 2020 VS. THREE MONTHS ENDED MARCH 31, 2019

During the first quarter of 2020, logistics and brokerage services revenue, before fuel surcharges, increased 0.9% to $20.5 million as compared to $20.3 million during the first quarter of 2019. The increase relates to an increase in the number of loads during the first quarter of 2020 as compared to the first quarter of 2019.

Rents and purchased transportation increased from 84.9% of revenues, before fuel surcharges, during the first quarter of 2019 to 89.4% of revenues, before fuel surcharges, during the first quarter of 2020. The increase results from paying third party carriers a larger percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 92.4% for the first quarter of 2019 to 97.5% for the first quarter of 2020.

Non-operating income/(expense) decreased from 1.7% of revenues, before fuel surcharges, during the first quarter of 2019 to (5.2%) of revenues, before fuel surcharges, during the first quarter of 2020. This decrease primarily resulted from a decrease in the market value of the Company’s portfolio of marketable equity securities during the quarter ended March 31, 2020 compared to an increase in market value for the portfolio during the same period in 2019. The Company recorded a loss in market value of approximately $8.8 million in non-operating income during the first quarter of 2020, compared to a $3.2 million gain in the market value of our equity securities during the first quarter of 2019.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED MARCH 31, 2020 VS. THREE MONTHS ENDED MARCH 31, 2019

Operating income for all divisions was approximately $9.5 million, or 8.5% of revenues, before fuel surcharges, for the first quarter of 2020 as compared to operating income of approximately $9.7 million, or 8.8% of revenues, before fuel surcharges, for the first quarter of 2019. Net loss for all divisions was approximately $1.3 million, or 1.2% of revenues, before fuel surcharges for the first quarter of 2020 as compared to net income of $8.3 million, or 7.5% of revenues, before fuel surcharges for the first quarter of 2019. The decrease in net income resulted in a diluted loss per share of $(0.23) for the first quarter of 2020 as compared to diluted earnings per share of $1.39 for the first quarter of 2019.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, issuances of equity securities, and borrowings under our lines of credit, installment notes, and our investment margin account.

During the first three months of 2020, we generated $23.6 million in cash from operating activities. Investing activities used $20.9 million in cash in the first three months of 2020. Financing activities used $2.6 million in cash in the first three months of 2020.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first three months of 2020, we utilized cash on hand, installment notes, and our lines of credit to finance purchases of revenue equipment and other assets of approximately $35.6 million.

We commonly finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 84 months. During the first three months of 2020, the Company’s subsidiary, P.A.M. Transport, Inc., entered into installment obligations totaling approximately $12.5 million for the purpose of purchasing revenue equipment. These obligations are payable in 60 monthly installments.

During the remainder of 2020, we expect to purchase approximately 450 new trucks while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $33.5 million. We have not altered our equipment replenishment cycle or planned capital expenditure in reaction to the COVID-19 pandemic. Management believes we will be able to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future.

During the first three months of 2020, we maintained a revolving line of credit. Amounts outstanding under the line bear interest at LIBOR (determined as of the first day of each month) plus 1.25% (2.83% at March 31, 2020), are secured by our trade accounts receivable and mature on July 1, 2022. An “unused fee” of 0.25% is charged if average borrowings are less than $18.0 million. At March 31, 2020 outstanding advances on the line of credit were approximately $26.1 million, including approximately $0.4 million in letters of credit, with availability to borrow $33.9 million.

Trade accounts receivable increased from $61.8 million at December 31, 2019 to $66.1 million at March 31, 2020. The increase relates to a general increase in freight revenues, which flows through the accounts receivable account, at the end of the first quarter of 2020 as compared to the end of the last quarter of 2019.

Marketable equity securities decreased from $29.5 million at December 31, 2019 to $23.2 million at March 31, 2020. The $6.3 million decrease in market value was primarily the result of an approximate $8.8 million decrease in the value of marketable securities held at the end of the quarter and sales of marketable equity securities with a cost basis of approximately $1.2 million. These decreases were partially offset by the purchase of marketable equity securities with a combined market value of approximately $3.7 million during the first quarter 2020.

The Company purchased a 51.6 acre terminal in Laredo, TX which includes office, shop, and yard space during the quarter ended March 31, 2020. This transaction resulted in an increase of $8.8 million in Land and $10.9 million in Structures and improvements recorded in our Condensed Consolidated Balance Sheet as of March 31, 2020.

Long-term debt and current maturities of long term-debt are reviewed on an aggregate basis, as the classification of amounts in each category are typically affected merely by the passage of time. Long-term debt and current maturities of long-term debt, on an aggregate basis, increased from $241.8 million at December 31, 2019 to $249.2 million at March 31, 2020. The increase was primarily related to the net effect of additional borrowings received during the first three months of 2020, partially offset by installment note payments made during the quarter.

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

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities decreased to $23.2 million at March 31, 2020 from $29.5 million at December 31, 2019. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $2.3 million. For additional information with respect to the marketable equity securities, see Note D to our Condensed Consolidated Financial Statements.

Interest Rate Risk

Our line of credit bears interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are affected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $25.6 million of variable rate debt was outstanding under our line of credit for a full fiscal year; a hypothetical 100 basis point increase in LIBOR would result in approximately $256,000 of additional interest expense.

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

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk related to the activities of our branch office located in Mexico. Currently, we do not hedge our exchange rate exposure through any currency forward contracts, currency options, or currency swaps as all of our revenues, and substantially all of our expenses and capital expenditures, are transacted in U.S. dollars. However, certain operating expenditures and capital purchases related to our Mexico branch office are incurred in or exposed to fluctuations in the exchange rate between the U.S. dollar and the Mexican peso. Based on 2019 expenditures denominated in pesos, a 10% increase in the exchange rate would increase our annual operating expenses by $860,000.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We are a defendant in a collective- and class-action lawsuit which was filed on December 9, 2016, in the United States District Court for the Western District of Arkansas. The plaintiffs, who include current and former employee drivers who worked for the Company during the period of December 9, 2013, through December 31, 2019, allege violations under the Fair Labor Standards Act and the Arkansas Minimum Wage Law including “failure to pay minimum wage during orientation, failure to pay minimum wage to team drivers after initial orientation, failure to pay minimum wage to solo-drivers after initial orientation, failure to pay for compensable travel time, Comdata card fees, unlawful deductions, and breach of contract.” The plaintiffs are seeking actual and liquidated damages to include court costs and legal fees. On February 18, 2020, the United States District Court for the Western District of Arkansas granted preliminary approval of a $16.5 million settlement reached with the plaintiffs. The settlement is subject to final approval by the court. As of March 31, 2020, the preliminary settlement amount of $16.5 million is reserved in accrued expenses and other liabilities in the Company’s consolidated balance sheets. Management has determined that any losses under this claim will not be covered by existing insurance policies.

On March 31, 2020, the United States District Court for the Western District of Arkansas dismissed the collective- and class-action lawsuit filed against the company on May 29, 2019 by plaintiffs, who were independent contractors alleging violations under the Fair Labor Standards Act and the Arkansas Minimum Wage Law. The plaintiffs, through their attorneys, alleged “misclassification as independent contractors, payment on the basis of miles without regard to the number of hours worked, improper deductions, and failure to pay minimum wage.” The dismissal of this lawsuit resulted when the Company and plaintiffs reached a settlement agreement for approximately $421,000, plus legal fees. Legal reserve accruals in excess of the amount outlined in the settlement agreement were reversed during the quarter ended March 31, 2020, resulting in a reduction in accrued expenses and other liabilities in the Company’s consolidated balance sheets.

The Company’s participation in the settlements of the above matters does not constitute an admission by the Company of any fault or liability, and the Company does not admit any fault or liability.

Item 1A. Risk Factors.

Except as noted below, there have been no material changes to the Company’s risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The coronavirus outbreak or other similar outbreaks could negatively impact our financial condition, liquidity, results of operations, and cash flows.

The recent outbreak of the novel coronavirus (COVID-19), and any other outbreaks of contagious diseases or other adverse public health developments, could have a materially adverse effect on our financial condition, liquidity, results of operations, and cash flows. The rapid spread of COVID-19 has resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, increased border and port controls and closures, and shutdowns. These measures and the public health concerns resulting from the outbreak have severely disrupted economic and commercial activity. The resulting impact on domestic and global supply chains has caused slowdowns and reduced freight demand for transportation companies such as ours. Because we have a significant concentration of customers within the automotive industry, our freight volumes and revenues have been significantly affected by the closure of North American automotive manufacturing facilities beginning in late March. Although we expect our automotive customers to begin resuming operations in the coming weeks, the extent to which production will return to pre-pandemic levels remains uncertain. Any further delays in resumption of automotive production and other consumer activity affecting our customers and any future wave of the virus or other similar outbreaks could further adversely affect our business. In addition, the implementation of measures to protect the health and safety of our employees, customers, vendors and the general public may disrupt our ability to efficiently manage personnel and operations and to recruit and retain driver and non-driver personnel, which could have a materially adverse effect on our operating results. Further, negative financial results, an economic downturn or uncertainty, or a tightening of credit markets caused by COVID-19 or other similar outbreaks could have a material adverse effect on our liquidity and our ability to effectively meet our short- and long-term financial obligations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s stock repurchase program has been extended and expanded several times, most recently in April 2017, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. Since the reauthorization, the Company has repurchased 280,179 shares of its common stock under this repurchase program.

The following table summarizes the Company’s common stock repurchases during the first quarter of 2020 made pursuant to the stock repurchase program. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser.”

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1-31, 2020	2,447	$54.26	2,447	226,549
February 1-29, 2020	-	-	-	226,549
March 1-31, 2020	6,728	27.96	6,728	219,821
Total	9,175	$34.97	9,175

(1)	The Company’s stock repurchase program does not have an expiration date.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002.)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 11, 2007.)
3.3	First Amendment to the Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on January 7, 2020.)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: May 1, 2020	By: /s/ Daniel H. Cushman
Daniel H. Cushman
President and Chief Executive Officer
(principal executive officer)

Dated: May 1, 2020	By: /s/ Allen W. West
Allen W. West
Vice President-Finance, Chief Financial
Officer, Secretary and Treasurer
(principal accounting and financial officer)