Form 10-Q
period 2020-06-30
PAM TRANSPORTATION SERVICES INC
filed 2020-08-06
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 25, 2020
Common Stock, $.01 Par Value	5,775,906

P.A.M. TRANSPORTATION SERVICES, INC.

Form 10-Q

For the Quarter Ended June 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$327	$318
Accounts receivable-net:
Trade, less current estimated credit loss of $3,309 and $2,952, respectively	56,362	61,784
Other	4,995	3,769
Inventories	1,194	1,327
Prepaid expenses and deposits	7,285	8,669
Marketable equity securities	25,654	29,521
Income taxes refundable	940	504
Total current assets	96,757	105,892

Property and equipment:
Land	16,086	7,246
Structures and improvements	31,228	20,204
Revenue equipment	536,510	524,527
Office furniture and equipment	11,476	11,185
Total property and equipment	595,300	563,162
Accumulated depreciation	(195,142)	(175,887)
Net property and equipment	400,158	387,275

Other assets	4,519	4,842

TOTAL ASSETS	$501,434	$498,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,467	$16,597
Accrued expenses and other liabilities	43,215	40,610
Current maturities of long-term debt	64,581	67,637
Total current liabilities	137,263	124,844

Long-term debt-less current portion	168,492	174,187
Deferred income taxes	62,621	63,522
Other long-term liabilities	1,205	1,481
Total liabilities	369,581	364,034

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,692,344 and 11,656,160 shares issued; 5,775,906 and 5,748,897 shares outstanding at June 30, 2020 and December 31, 2019, respectively	117	117
Additional paid-in capital	84,014	83,688
Treasury stock, at cost; 5,916,438 and 5,907,263 shares at June 30, 2020 and December 31, 2019, respectively	(157,158)	(156,837)
Retained earnings	204,880	207,007
Total stockholders’ equity	131,853	133,975

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$501,434	$498,009

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
OPERATING REVENUES:
Revenue, before fuel surcharge	$85,765	$112,352	$197,587	$222,696
Fuel surcharge	7,214	20,648	24,547	38,990
Total operating revenues	92,979	133,000	222,134	261,686

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	27,576	30,603	60,374	61,667
Operating supplies and expenses	18,276	24,520	41,991	48,032
Rent and purchased transportation	30,360	43,353	73,287	87,907
Depreciation	14,237	13,614	28,532	26,801
Insurance and claims	2,515	4,061	2,557	8,175
Other	1,967	3,539	7,811	6,533
Loss (gain) on sale or disposition of equipment	55	99	103	(327)
Total operating expenses and costs	94,986	119,789	214,655	238,788

OPERATING (LOSS) INCOME	(2,007)	13,211	7,479	22,898

NON-OPERATING INCOME (EXPENSE)	2,961	(197)	(6,115)	3,275
INTEREST EXPENSE	(2,179)	(2,059)	(4,391)	(4,099)

(LOSS) INCOME BEFORE INCOME TAXES	(1,225)	10,955	(3,027)	22,074

FEDERAL AND STATE INCOME TAX (BENEFIT) EXPENSE:
Current	-	107	-	196
Deferred	(402)	2,194	(900)	4,923
Total federal and state income tax (benefit) expense	(402)	2,301	(900)	5,119

NET (LOSS) INCOME	$(823)	$8,654	$(2,127)	$16,955

(LOSS) INCOME PER COMMON SHARE:
Basic	$(0.14)	$1.47	$(0.37)	$2.87
Diluted	$(0.14)	$1.45	$(0.37)	$2.84

AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,766	5,901	5,756	5,911
Diluted	5,766	5,949	5,756	5,962

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2020	2019
OPERATING ACTIVITIES:
Net (loss) / income	$(2,127)	$16,955
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	28,532	26,801
Bad debt expense	357	216
Stock compensation-net of excess tax benefits	326	526
Provision for deferred income (benefit) /taxes	(900)	4,923
Recognized loss / (gain) on marketable equity securities	6,988	(2,593)
Loss / (gain) on sale or disposition of equipment	103	(327)
Changes in operating assets and liabilities:
Accounts receivable	3,840	1,119
Prepaid expenses, deposits, inventories, and other assets	1,266	2,690
Income taxes payable	(132)	(98)
Trade accounts payable	5,623	1,385
Accrued expenses and other liabilities	86	1,602
Net cash provided by operating activities	43,962	53,199

INVESTING ACTIVITIES:
Purchases of property and equipment	(22,968)	(26,912)
Proceeds from disposition of equipment	7,066	7,760
Sales of marketable equity securities	861	762
Purchases of marketable equity securities, net of return of capital	(3,982)	(72)
Net cash used in investing activities	(19,023)	(18,462)

FINANCING ACTIVITIES:
Borrowings under line of credit	225,926	283,704
Repayments under line of credit	(230,497)	(283,187)
Borrowings of long-term debt	-	16,386
Repayments of long-term debt	(22,550)	(37,006)
Borrowings under margin account	4,004	252
Repayments under margin account	(1,492)	(1,431)
Repurchases of common stock	(321)	(13,441)
Net cash used in financing activities	(24,930)	(34,723)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	9	14

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -Beginning of period	318	282

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -End of period	$327	$296

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$3,778	$4,102
Income taxes	$133	$292

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$7,672	$566

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2020	5,749	$117	$83,688	$(156,837)	$207,007	$133,975

Net Loss					(1,304)	(1,304)

Exercise of stock awards-shares issued including tax benefits	2					-

Treasury stock repurchases	(9)			(321)		(321)

Stock based compensation			305			305

Balance at March 31, 2020	5,742	$117	$83,993	$(157,158)	$205,703	$132,655

Net Loss					(823)	(823)

Exercise of stock awards-shares issued including tax benefits	34					-

Treasury stock repurchases						-

Stock based compensation			21			21

Balance at June 30, 2020	5,776	$117	$84,014	$(157,158)	$204,880	$131,853

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2019	5,957	$116	$82,776	$(142,552)	$199,107	$139,447

Net Income					8,301	8,301

Exercise of stock awards-shares issued including tax benefits	1					-

Treasury stock repurchases	(40)			(1,618)		(1,618)

Stock based compensation (1)			216			216

Balance at March 31, 2019	5,918	$116	$82,992	$(144,170)	$207,408	$146,346

Net Income					8,654	8,654

Exercise of stock awards-shares issued including tax benefits	35					-

Treasury stock repurchases	(196)			(11,823)		(11,823)

Stock based compensation			310			310

Balance at June 30, 2019	5,757	$116	$83,302	$(155,993)	$216,062	$143,487

(1)	Approximately $90,000 was accrued as share-based compensation at March 31, 2019 for restricted stock earned by non-employee directors but for which shares were not issued until April 2019.

See notes to Condensed Consolidated Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2020

NOTE A:   BASIS OF PRESENTATION

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “P.A.M.,” the “Company,” “we,” “our,” or “us” mean P.A.M. Transportation Services, Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six-month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

NOTE B:   RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, (“ASU 2020-04”), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. The Company has evaluated the provisions of this standard and determined that it is applicable to our line of credit and investment margin account. The London Interbank Offered Rate “LIBOR” is the basis for interest charges on outstanding borrowings for both our line of credit and investment margin account. The scheduled discontinuation of LIBOR is not expected to materially alter any provisions of either of these debt instruments, except for the identification of a replacement reference rate. The Company has evaluated the new guidance and does not expect it to have a material impact on its financial condition, results of operations, or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, (“ASU 2016-13”), Accounting for Credit Losses (Topic 326). ASU 2016-13 requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to the amortized cost of the securities. For smaller reporting companies, ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022, with early adoption permitted. The adoption of this guidance on January 1, 2020 did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

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

In fulfilling the Company’s obligation to transport freight from a specified origin to a specified destination, control of freight is transferred to us at the point it has been loaded into the driver’s trailer, the doors are sealed and the driver has signed a bill of lading, which is the basic transportation agreement that establishes the nature, quantity and condition of the freight loaded, the responsibility for invoice payment and the pickup and delivery locations. Our revenue is generated, and our customer receives benefit, as the freight progresses towards delivery locations. In the event our customer cancels the shipment at some point prior to the final delivery location and re-consigns the shipment to an alternate delivery location, we are entitled to receive payment for services performed for the partial shipment. Shipments are generally conducted over a relatively short time span, generally one to three days; however, freight is sometimes stored temporarily in our trailer at one of our drop yard locations or at a location designated by a customer. Our revenue is categorized as either Freight Revenue or Fuel Surcharge Revenue, and both are earned by performing the same freight transportation services, as discussed further below.

Freight Revenue – revenue generated by the performance of the freight transportation service, including any accessorial service, provided to customers.

Fuel Surcharge Revenue – revenue designed to adjust freight revenue rates to an agreed upon base cost for diesel fuel. Diesel fuel prices can fluctuate widely during the term of a contract with a customer. At the point that freight revenue rates are negotiated with customers, a sliding scale is agreed upon that approximately adjusts diesel fuel costs to an agreed-upon base amount. In general, as fuel prices increase, revenue from fuel surcharge increases, so that diesel fuel cost is adjusted to the approximate base amount agreed upon.

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

The following table sets forth market value, cost, and unrealized gains on equity securities as of June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
	(in thousands)
Fair market value	$25,654	$29,521
Cost	26,569	24,156
Unrealized (loss) / gain	$(915)	$5,365

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
	(in thousands)
Gross unrealized gains	$4,683	$7,808
Gross unrealized losses	5,598	2,443
Net unrealized (loss) / gain	$(915)	$5,365

The following table shows the Company’s net realized gains during the three and six months ending on June 30 of 2020 and 2019, respectively, on certain marketable equity securities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Sales proceeds	$184	$762	$861	$762
Cost of securities sold	255	248	1,466	248
Realized (loss) / gain	$(71)	$514	$(605)	$514

For the quarter ended June 30, 2020, the Company recognized dividends received of approximately $326,000 in non-operating income in its consolidated statements of operations. For the quarter ended June 30, 2019, the Company recognized dividends received of approximately $307,000 in non-operating income in its consolidated statements of operations.

For the six months ended June 30, 2020, the Company recognized dividends received of approximately $631,000 in non-operating income in its consolidated statements of operations. For the six months ended June 30, 2019, the Company recognized dividends received of approximately $586,000 in non-operating income in its consolidated statements of operations.

The Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of June 30, 2020, and December 31, 2019, the Company had outstanding borrowings of approximately $9,986,000 and $7,474,000, respectively, under its margin account. Margin account borrowings are used for the purchase of marketable equity securities and as a source of short-term liquidity and are included in Accrued expenses and other liabilities on our balance sheets.

Our marketable equity securities portfolio had a net unrealized pre-tax gain in market value of approximately $2,482,000 during the second quarter of 2020, and a net unrealized pre-tax loss in market value of approximately $589,000 during the second quarter of 2019, which were reported as non-operating income for the respective periods.

NOTE E:   STOCK-BASED COMPENSATION

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

In April 2020, the Company granted 242 shares of common stock to a new non-employee director upon his election to the board of directors. This stock award has a grant date fair value of $41.40 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately.

The total grant date fair value of stock vested during the first six months of 2020 was approximately $636,000. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits during the first six months of 2020, was approximately $326,000 and includes approximately $90,000 recognized as a result of the grant of shares to each non-employee director. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.04 during the first six months of 2020. As of June 30, 2020, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $603,000, which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $109,000 in additional compensation expense related to unvested option awards during the remainder of 2020 and to recognize approximately $215,000, $215,000, $59,000 and $5,000 in additional compensation expense related to unvested option awards during the years 2021, 2022, 2023 and 2024, respectively.

The total grant date fair value of stock vested during the first six months of 2019 was approximately $685,000. Total pre-tax stock-based compensation expense recognized in Salaries, wages and benefits during the first six months of 2019 was approximately $526,000 and includes approximately $100,000 recognized as a result of the grant of shares to each non-employee director during the first six months of 2019. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.07 during the first six months of 2019. As of June 30, 2019, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1,438,000, which is being amortized on a straight-line basis over the remaining vesting period.

A summary of the status of the Company’s non-vested restricted stock as of June 30, 2020 and changes during the six months ended June 30, 2020, is as follows:

	Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2020	55,459	$24.35
Granted	9,850	49.28
Canceled/forfeited/expired	(11,714)	41.01
Vested	(36,184)	17.58
Non-vested at June 30, 2020	17,411	$41.30

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$69,958	81.6	$92,867	82.7	$161,268	81.6	$182,879	82.1
Brokerage and Logistics Services revenue	15,807	18.4	19,485	17.3	36,319	18.4	39,817	17.9
Total revenues	$85,765	100.0	$112,352	100.0	$197,587	100.0	$222,696	100.0

NOTE G:   TREASURY STOCK

The Company’s stock repurchase program has been extended and expanded several times, most recently in April 2017, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial June 2011 authorization. During the six months ended June 30, 2020, the Company repurchased 9,175 shares of its common stock at an aggregate cost of approximately $321,000 under this program.

The Company accounts for Treasury stock using the cost method, and as of June 30, 2020, 5,916,438 shares were held in the treasury at an aggregate cost of approximately $157,158,000.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands, except per share data)

Net (loss) income	$(823)	$8,654	$(2,127)	$16,955

Basic weighted average common shares outstanding	5,766	5,901	5,756	5,911
Dilutive effect of common stock equivalents	-	48	-	51
Diluted weighted average common shares outstanding	5,766	5,949	5,756	5,962

Basic (loss) earnings per share	$(0.14)	$1.47	$(0.37)	$2.87
Diluted (loss) earnings per share	$(0.14)	$1.45	$(0.37)	$2.84

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of June 30, 2020, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of June 30, 2020, an adjustment to the Company’s condensed consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the six months ended June 30, 2020 and 2019, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company’s effective income tax rates were 29.7% and 23.2% for the six months ended June 30, 2020 and 2019, respectively. Our effective tax rate for the six months ended June 30, 2020 differs from amounts computed by applying the United States federal statutory rates to pre-tax income primarily due to state income taxes and the tax benefits related to stock compensation.

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

At June 30, 2020, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$25,654	$25,654	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at June 30, 2020 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$220,597	$222,235

The Company has not elected the fair value option for any of its financial instruments.

NOTE K:   NOTES PAYABLE

During the first six months of 2020, the Company’s subsidiaries entered into installment obligations totaling approximately $18.4 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments and are recorded in long term debt and current maturities on the Condensed Consolidated Balance Sheets. The terms of these obligations range from 36 months for trucks to 84 months for trailers.

NOTE L:   LITIGATION

Other than the lawsuit discussed below, the Company is not a party to any pending legal proceeding which management believes to be material to the financial statements of the Company. The Company maintains liability insurance against risks arising out of the normal course of its business.

We are a defendant in a collective- and class-action lawsuit which was filed on December 9, 2016, in the United States District Court for the Western District of Arkansas. The plaintiffs, who include current and former employee drivers who worked for the Company during the period of December 9, 2013, through December 31, 2019, allege violations under the Fair Labor Standards Act and the Arkansas Minimum Wage Law including “failure to pay minimum wage during orientation, failure to pay minimum wage to team drivers after initial orientation, failure to pay minimum wage to solo-drivers after initial orientation, failure to pay for compensable travel time, Comdata card fees, unlawful deductions, and breach of contract.” The plaintiffs are seeking actual and liquidated damages to include court costs and legal fees. On February 18, 2020, the United States District Court for the Western District of Arkansas granted preliminary approval of a $16.5 million settlement reached with the plaintiffs. The settlement is subject to final approval by the court. As of June 30, 2020, the preliminary settlement amount of $16.5 million is reserved in accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets. Management has determined that any losses under this claim will not be covered by existing insurance policies.

On March 31, 2020, the United States District Court for the Western District of Arkansas dismissed the collective- and class-action lawsuit filed against the company on May 29, 2019 by plaintiffs who were independent contractors alleging violations under the Fair Labor Standards Act and the Arkansas Minimum Wage Law. The plaintiffs, through their attorneys, alleged “misclassification as independent contractors, payment on the basis of miles without regard to the number of hours worked, improper deductions, and failure to pay minimum wage.” The dismissal of this lawsuit resulted when the Company and plaintiffs reached a settlement agreement and paid approximately $421,000, plus legal fees. Legal reserve accruals in excess of the amount outlined in the settlement agreement were reversed during the first six months of 2020, resulting in a reduction in accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets.

The Company’s participation in the settlements of the above matters does not constitute an admission by the Company of any fault or liability, and the Company does not admit any fault or liability.

NOTE M:   LEASES

Adoption of ASU 2016-02

The Company currently leases shop, office and parking spaces in various locations in the United States and Mexico. The initial term for the majority of these leases is one year or less, with an option for early cancellation and an option to renew for subsequent one- month periods. These leases can be terminated by either party by providing notice to the other party of the intent to cancel or to not extend. Relatively short lease durations for these properties are intended to provide flexibility to the Company as changing operational needs and shifting opportunities often result in cancellation or non-renewal of these leases by the Company or the lessor.

The initial lease term for certain shop and office locations is for periods ranging from one to five years with early cancellation options. The Company prefers that leases include early cancellation provisions to prevent becoming locked into long-term leases that become operationally unjustified and to allow the flexibility to pursue more cost-effective options for similar properties if they become available. These leases often include the option to extend for additional periods, which may or may not be exercised. Based on historical experience, the Company does not always extend these leases, sometimes exercises the option to cancel leases early and sometimes lessors choose to cancel leases or not extend.

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

Right-of-Use Leases

Following the Company’s adoption of ASU 2016-02 and related amendments on January 1, 2019, the Company entered into operating leases which include initial terms ranging from three to five years and which do not include an option for early cancellation. In accordance with the provisions of ASC Topic 842, these leases resulted in the recognition of right-of-use assets and corresponding operating lease liabilities, respectively valued at $1.8 million as of June 30, 2020. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using the Company’s incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable. The right-of-use assets are recorded in other assets, and the lease liability is recorded in accrued expenses and other liabilities and in other long-term liabilities on our Condensed Consolidated Balance Sheet. Lease expense is recorded on a straight-line basis over the lease term and is recorded in rent and purchased transportation in our Condensed Consolidated Statements of Operations. While the lease agreements contain provisions to extend after the initial term for an additional five years, the Company is not reasonably certain these extension options will be exercised. Therefore, potential lease payments that might occur under this extension period are not included in amounts recorded in our Condensed Consolidated Balance Sheets as of June 30, 2020.

Scheduled amounts and timing of cash flows arising from future right-of-use operating lease payments at June 30, 2020, are:

Maturity of Lease Liabilities	(In thousands)
2020 (remaining)	$311
2021	627
2022	544
2023	340
2024	114
Total undiscounted operating lease payments	$1,936
Less: Imputed interest	(109)
Present value of operating lease liabilities	$1,827

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$1,827

Current lease liabilities (recorded in other current liabilities)	$622
Long-term lease liabilities (recorded in other long-term liabilities)	1,205
Total operating lease liabilities	$1,827

Other Information
Weighted-average remaining lease term for operating leases (years)	3.27
Weighted-average discount rate for operating leases	3.60%

Cash Flows

No new right-of-use assets were recognized as a non-cash asset addition that resulted from new operating lease liabilities during the three months ended June 30, 2020. Cash paid for amounts included in the present value of operating lease liabilities was $0.1 million during the three months ended June 30, 2020 and is included in operating cash flows.

Operating Lease Costs

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)

Long-term	$138	$39	$272	$39
Short-term	564	584	1,144	1,086
Total	$702	$623	$1,416	$1,125

Lessor Disclosures under ASC Topic 842

The Company leases trucks to owner-operators under operating leases, which generally have a term of up to five years and include options to purchase the truck at the end of the lease. In the event that an independent contractor defaults on their lease, the Company generally leases the truck to another independent contractor.

As of June 30, 2020, the gross carrying value of trucks underlying these leases was $59.7 million and accumulated depreciation was $28.3 million. Depreciation is calculated on a straight-line basis over the estimated useful life of the equipment, down to an estimated salvage value. In most cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed by the manufacturer. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal. During the quarter ended June 30, 2020, the Company incurred $1.4 million of depreciation expense for these assets.

The Company leases dock space to a related party at our Laredo, Texas terminal and warehouse and office space to an unrelated lessee at a second Laredo, Texas terminal. The dock space and the warehouse and office space leased are depreciated in conjunction with the structures and improvements for the entire Laredo terminals on a straight-line basis over the estimated useful life of the assets. Lease income is recorded as a component of non-operating income in our Condensed Consolidated Statements of Operations.

Lease Revenue

The Company's operating lease revenue is disclosed in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)

Leased truck revenue (recorded in revenue, before fuel surcharge)	$1,585	$2,332	$3,979	$4,780
Leased building space revenue (recorded in non-operating income)	168	39	235	77
Total lease revenue	$1,753	$2,371	$4,214	$4,857

Lease Receivables

Future minimum operating lease payments receivable at June 30, 2020:

(in thousands)

2020 (remaining)	$2,736
2021	4,022
2022	3,217
2023	2,093
2024	754
Thereafter	-
Total future minimum lease payments receivable	$12,822

NOTE N:   EFFECT OF COVID-19 PANDEMIC

The rapid spread of COVID-19 has resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, increased border and port controls and closures, and shutdowns. These measures and the public health concerns resulting from the outbreak have severely disrupted economic and commercial activity. The resulting impact on domestic and global supply chains has caused slowdowns and reduced freight demand for transportation companies such as ours. Because we have a significant concentration of customers within the automotive industry, our freight volumes and revenues have been significantly affected by the closure of North American automotive manufacturing facilities beginning in late March. Our automotive customers resumed partial operations during the second quarter; however, the extent to which production will return to pre-pandemic levels remains uncertain. Any additional delays in the resumption of automotive production and other consumer activity affecting our customers, as well as any future wave of the virus or other similar outbreaks could further adversely affect our business. In addition, the implementation of measures to protect the health and safety of our employees, customers, vendors and the general public may disrupt our ability to efficiently manage personnel and operations and to recruit and retain driver and non-driver personnel, which could have a material adverse effect on our operating results. Further, negative financial results, an economic downturn or uncertainty, or a tightening of credit markets caused by COVID-19 or other similar outbreaks could have a material adverse effect on our liquidity and our ability to effectively meet our short- and long-term financial obligations.

NOTE O:   NONCASH INVESTING AND FINANCING ACTIVITIES

The Company financed approximately $18.4 million in equipment purchases during the first six months of 2020 utilizing noncash financing.

Item 2. Management’s Discussion and Analysis of FinancialCondition and Results of Operations.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed, and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 81.6% and 82.7% of total revenues, excluding fuel surcharges, for the three months ended June 30, 2020 and 2019, respectively. Truckload services revenues, excluding fuel surcharges, represented 81.6% and 82.1% of total revenues, excluding fuel surcharges, for the six months ended June 30, 2020 and 2019, respectively. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefits costs, independent broker costs (which we record as purchased transportation), insurance, maintenance and capital equipment costs.

In discussing our results of operations, we use revenue, before fuel surcharge (and fuel expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended June 30, 2020 and 2019, approximately $7.2 million and $20.6 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the six months ended June 30, 2020 and 2019, approximately $24.5 million and $39.0 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

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

As the escalation of the COVID-19 pandemic has extended through the end of the second quarter, the Company has experienced the increasing effects of weakening economic conditions, most notably the late March COVID-19 related shutdown of automotive customers, representing approximately 45% of the Company’s revenue. While we have vigorously sought to replace lost automotive revenue with freight from customers supporting the effort to supply essential goods to the nation, competition for this freight has increased as industry capacity has collectively focused on freight that has continued to move during this time. The ultimate magnitude of COVID-19, including the extent of its impact on the Company’s financial and operating results, which could be material, will be determined by the length of time the pandemic continues, its continued severity, government regulations imposed in response to the pandemic, and its general effect on the economy and transportation demand.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	38.1	31.8	36.2	32.5
Operating supplies and expenses	15.7	4.1	10.7	4.9
Rent and purchased transportation	23.7	28.7	25.5	29.5
Depreciation	20.2	14.6	17.6	14.5
Insurance and claims	3.6	4.3	1.6	4.4
Other	2.5	3.5	4.4	3.3
Loss (gain) on sale or disposal of property	0.1	0.1	0.1	(0.1)
Total operating expenses	103.9	87.1	96.1	89.0
Operating (loss) income	(3.9)	12.9	3.9	11.0
Non-operating income (expense)	3.8	(0.1)	(3.4)	1.6
Interest expense	(2.8)	(2.0)	(2.4)	(2.0)
(Loss) income before income taxes	(2.9)	10.8	(1.9)	10.6

THREE MONTHS ENDED JUNE 30, 2020 VS. THREE MONTHS ENDED JUNE 30, 2019

During the second quarter of 2020, truckload services revenue, before fuel surcharges, decreased 24.7% to $70.0 million as compared to $92.9 million during the second quarter of 2019. The decrease in revenue was primarily the result of unfavorable market conditions experienced when more than 50% of the Company’s customers imposed COVID-19 related shutdowns during the quarter. This interruption in our regular sources of freight, particularly in the automotive sector, forced the Company to seek alternative revenue sources, much of which was from the spot market. These factors combined to be the primary cause of the reduction in revenue, before fuel surcharges, for the second quarter of 2020 compared to the second quarter of 2019.

Salaries, wages and benefits increased from 31.8% of revenues, before fuel surcharges, in the second quarter of 2019 to 38.1% of revenues, before fuel surcharges, during the second quarter of 2020. The percentage-based increase is primarily a result of the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, maintenance wages, operations wages, and payroll taxes with a decrease in revenues for the periods compared. On a dollar basis, salaries, wages and benefits decreased from $29.5 million during the second quarter 2019 to $26.6 million during the second quarter of 2020.

Operating supplies and expenses increased from 4.1% of revenues, before fuel surcharges, during the second quarter of 2019 to 15.7% of revenues, before fuel surcharges, during the second quarter of 2020. The increase relates primarily to an increase in the average surcharge-adjusted fuel price paid per gallon of diesel fuel, which was a result of decreased fuel surcharge collections from customers. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that, during periods of rising fuel prices, fuel surcharge collections increase, while fuel surcharge collections decrease during periods of falling fuel prices. Also contributing to the increase was an increase in the proportion of total miles driven by company drivers for the quarter ended June 30, 2020 compared to June 30, 2019. This increase in miles driven by company drivers has the effect of increasing our net operating supplies and expenses while decreasing the rent and purchased transportation category, as fuel surcharge revenue generated from transportation services performed by owner-operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner-operators for their services is reported along with their base rate of pay in the rent and purchased transportation category.

Rent and purchased transportation decreased from 28.7% of revenues, before fuel surcharges, during the second quarter of 2019 to 23.7% of revenues, before fuel surcharges, during the second quarter of 2020. The decrease was primarily due to a decrease in the number of loads transported by third-party carriers during the second quarter 2020 compared to the second quarter 2019. This decrease occurred as the average number of company-owned trucks increased for the second quarter 2020 compared to the second quarter 2019, providing additional company-owned capacity and diminishing the need to utilize third-party carriers.

Depreciation increased from 14.6% of revenues, before fuel surcharges, during the second quarter of 2019 to 20.2% of revenues, before fuel surcharges, during the second quarter of 2020. This increase is primarily the result of an increase in the average number of trucks and trailers within our fleet for the second quarter of 2020 compared to the second quarter of 2019. Due to the fixed nature of depreciation, a decrease in operating revenues, before fuel surcharge, without a corresponding proportional decrease in depreciation increases depreciation expense as a percentage of operating revenues.

Insurance and claims expense decreased from 4.3% of revenues, before fuel surcharges, during the second quarter of 2019 to 3.6% of revenues, before fuel surcharges, during the second quarter of 2020. This decrease primarily resulted from a reduction in auto liability insurance premiums, as the Company became self-insured for certain layers of auto liability claims in excess of $1.0 million commencing September 1, 2019. During the second quarter of 2019, the Company paid for auto liability insurance coverage for claims in excess of $1.0 million through various third-party insurance carriers.

Non-operating income / (expense) decreased from (0.1)% of revenues, before fuel surcharges, during the second quarter of 2019 to 3.8% of revenues, before fuel surcharges, during the second quarter of 2020. This decrease primarily resulted from the change in the market values of our portfolio of marketable equity securities. The Company recorded a $2.5 million increase in the market values of our marketable equity securities in non-operating income / (expense) during the second quarter of 2020, compared to a $0.6 million decrease in the market value of our marketable equity securities during the second quarter of 2019.

Other expense decreased from 3.5% of revenues, before fuel surcharges, during the second quarter 2019 to 2.5% of revenues, before fuel surcharges, during the second quarter 2020. This decrease is primarily attributable to a decrease in legal fees incurred in our defense against certain litigation described in Note L to our condensed consolidated financial statements.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 87.1% for the second quarter of 2019 to 103.9% for the second quarter of 2020.

SIX MONTHS ENDED JUNE 30, 2020 VS. SIX MONTHS ENDED JUNE 30, 2019

For the six months ended June 30, 2020, truckload services revenue, before fuel surcharges, decreased 11.8% to $161.3 million as compared to $182.9 million for the six months ended June 30, 2019. The decrease in revenue was primarily the result of unfavorable market conditions experienced when more than 50% of the Company’s customers imposed COVID-19 related shutdowns during the second quarter of 2020. This interruption in our regular sources of freight, particularly in the automotive sector, forced the Company to seek alternative revenue sources, much of which was from the spot market. These factors combined to be the primary cause of the reduction in revenue, before fuel surcharges, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Salaries, wages and benefits increased from 32.5% of revenues, before fuel surcharges, in the first six months of 2019 to 36.2% of revenues, before fuel surcharges, during the first six months of 2020. The percentage-based increase is primarily a result of the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, maintenance wages, operations wages, and payroll taxes with a decrease in revenues for the periods compared. On a dollar basis, salaries, wages and benefits decreased from $59.5 million during the second quarter 2019 to $58.3 million during the second quarter of 2020.

Operating supplies and expenses increased from 4.9% of revenues, before fuel surcharges, during the first six months of 2019 to 10.7% of revenues, before fuel surcharges, during the first six months of 2020. The increase relates primarily to an increase in the average surcharge-adjusted fuel price paid per gallon of diesel fuel, which was a result of decreased fuel surcharge collections from customers. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that, during periods of rising fuel prices, fuel surcharge collections increase, while fuel surcharge collections decrease during periods of falling fuel prices. Also contributing to the increase was an increase in the proportion of total miles driven by company drivers for the six months ended June 30, 2020 compared to June 30, 2019. This increase in miles driven by company drivers has the effect of increasing our net operating supplies and expenses while decreasing the rent and purchased transportation category, as fuel surcharge revenue generated from transportation services performed by owner-operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner-operators for their services is reported along with their base rate of pay in the rent and purchased transportation category.

Rent and purchased transportation decreased from 29.5% of revenues, before fuel surcharges, during the first six months of 2019 to 25.5% of revenues, before fuel surcharges, during the first six months of 2020. The decrease was primarily due to a decrease in the number of loads transported by third-party carriers during the first six months 2020 compared to the first six months 2019. This decrease occurred as the average number of company-owned trucks increased for the first six months 2020 compared to the first six months 2019, providing additional company-owned capacity and diminishing some of the need to utilize third-party carriers.

Depreciation increased from 14.5% of revenues, before fuel surcharges, during the first six months of 2019 to 17.6% of revenues, before fuel surcharges, during the first six months of 2020. This increase is primarily the result of an increase in the average number of trucks and trailers within our fleet for the first six months of 2020 compared to the first six months of 2019. Due to the fixed nature of depreciation, a decrease in operating revenues, before fuel surcharge, without a corresponding proportional decrease in depreciation increases depreciation expense as a percentage of operating revenues.

Insurance and claims expense decreased from 4.4% of revenues, before fuel surcharges, during the first six months of 2019 to 1.6% of revenues before fuel surcharges, during the first six months of 2020. This decrease primarily resulted from a reduction in auto liability insurance premiums, as the Company became self-insured for certain layers of auto liability claims in excess of $1.0 million commencing September 1, 2019. During the first three months of 2019, the Company paid for auto liability insurance coverage for claims in excess of $1.0 million through various third-party insurance carriers. Also contributing to the decrease was the first quarter 2020 settlement of a lawsuit brought against the Company by individuals who asserted they were misclassified as owner-operators. The amount of the settlement was less than the amount previously reserved for the suit.

Non-operating income / (expense) decreased from 1.6% of revenues, before fuel surcharges, during the first six months of 2019 to (3.4%) of revenues, before fuel surcharges, during the first six months of 2020. This decrease primarily resulted from the change in the market values of our portfolio of marketable equity securities. The Company recorded a $6.3 million decrease in the market value of our marketable equity securities in non-operating income / (expense) during the first six months of 2020, compared to a $2.6 million increase in the market value of our marketable equity securities during the first six months of 2019.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 89.0% for the first six months of 2019 to 96.1% for the first six months of 2020.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	6.0	5.5	5.7	6.4
Rent and purchased transportation	87.0	86.0	88.3	85.5
Other	2.2	2.4	2.5	1.2
Total operating expenses	95.2	93.9	96.5	93.1
Operating income	4.8	6.1	3.5	6.9
Non-operating income (expense)	2.1	(0.1)	(2.0)	0.8
Interest expense	(1.7)	(1.0)	(1.4)	(1.0)
Income before income taxes	5.2	5.0	0.1	6.7

THREE MONTHS ENDED JUNE 30, 2020 VS. THREE MONTHS ENDED JUNE 30, 2019

During the second quarter of 2020, logistics and brokerage services revenue, before fuel surcharges, decreased 18.9% to $15.8 million as compared to $19.5 million during the second quarter of 2019. The decrease relates to a decrease in average rates charged during the second quarter of 2020 as compared to the second quarter of 2019.

Salaries, wages and benefits increased from 5.5% of revenues, before fuel surcharges, in the second quarter of 2019 to 6.0% of revenues, before fuel surcharges, during the second quarter of 2020. The increase relates primarily to the effect of lower revenues without a corresponding decrease in those wages with fixed cost characteristics, such as general and administrative wages.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 93.9% for the second quarter of 2019 to 95.2% for the second quarter of 2020.

Non-operating income/(expense) increased from (0.1%) of revenues, before fuel surcharges, during the second quarter of 2020 to 2.1% of revenues, before fuel surcharges, during the second quarter of 2020. This increase primarily resulted from the change in the market values of our portfolio of marketable equity securities. The Company recorded a $2.5 million increase in the market values of our marketable equity securities in non-operating income / (expense) during the second quarter of 2020, compared to a $0.6 million decrease in the market value of our marketable equity securities during the second quarter of 2019.

SIX MONTHS ENDED JUNE 30, 2020 VS. SIX MONTHS ENDED JUNE 30, 2019

During the first six months of 2020, logistics and brokerage services revenue, before fuel surcharges, decreased 8.8% to $36.3 million as compared to $39.8 million during the first six months of 2019. The decrease relates to a decrease in average rates charged during the first six months of 2020 as compared to the first six months of 2019.

Salaries, wages and benefits decreased from 6.4% of revenues, before fuel surcharges, in the first six months of 2019 to 5.7% of revenues, before fuel surcharges, during the first six months of 2020. The decrease relates primarily to a decrease in the average number of employees utilized by logistics and brokerage service operations.

Rents and purchased transportation increased from 85.5% of revenues, before fuel surcharges, during the first six months of 2019 to 88.3% of revenues, before fuel surcharges, during the first six months of 2020. The increase resulted from paying third-party carriers a larger percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 93.1% for the first six months of 2019 to 96.5% for the first six months of 2020.

Non-operating income / (expense) decreased from 0.8% of revenues, before fuel surcharges, during the first six months of 2019 to (2.0%) of revenues, before fuel surcharges, during the first six months of 2020. This decrease primarily resulted from the change in the market values of our portfolio of marketable equity securities. The Company recorded a $6.3 million decrease in the market value of our marketable equity securities in non-operating income / (expense) during the first six months of 2020, compared to a $2.6 million increase in the market value of our marketable equity securities during the first six months of 2019.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED JUNE 30, 2020 VS. THREE MONTHS ENDED JUNE 30, 2019

Net loss for all divisions was approximately $0.8 million, or 1.0% of revenues, before fuel surcharges for the second quarter of 2020 as compared to net income of $8.7 million, or 7.7% of revenues, before fuel surcharges for the second quarter of 2019. The decrease in net income resulted in diluted loss per share of $0.14 for the second quarter of 2020 as compared to diluted earnings per share of $1.45 for the second quarter of 2019.

SIX MONTHS ENDED JUNE 30, 2020 VS. SIX MONTHS ENDED JUNE 30, 2019

Net loss for all divisions was approximately $2.1 million, or 1.1% of revenues, before fuel surcharges for the first six months of 2020 as compared to net income of $17.0 million, or 7.6% of revenues, before fuel surcharges for the first six months of 2019. The decrease in net income resulted in a diluted loss per share of $0.37 for the first six months of 2020 as compared to diluted earnings per share of $2.84 for the first six months of 2019.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, and borrowings under our lines of credit, installment notes, and our investment margin account.

During the first six months of 2020, we generated $44.0 million in cash from operating activities. Investing activities used $19.0 million in cash in the first six months of 2020. Financing activities used $24.9 million in cash in the first six months of 2020.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first six months of 2020, we utilized cash on hand, installment notes, and our line of credit to finance purchases of revenue equipment and other assets of approximately $41.4 million.

We commonly finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 84 months. During the first six months of 2020, the Company’s subsidiary, P.A.M. Transport, Inc., entered into installment obligations totaling approximately $18.4 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments.

During the remainder of 2020, we expect to purchase approximately 350 new trucks and 250 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $34.6 million. Management believes we will be able to finance our near-term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future.

During the first six months of 2020, we maintained a revolving line of credit. Amounts outstanding under the line bear interest at LIBOR (determined as of the first day of each month) plus 1.25% (1.43% at June 30, 2020), are secured by our trade accounts receivable and mature on July 1, 2022. An “unused fee” of 0.25% is charged if average borrowings are less than $18.0 million. At June 30, 2020 outstanding advances on the line of credit were approximately $12.9 million, including approximately $0.4 million in letters of credit, with availability to borrow $47.1 million.

Trade accounts receivable decreased from $61.8 million at December 31, 2019 to $56.4 million at June 30, 2020. The decrease resulted from a decrease in freight revenues, which flow through accounts receivable, during the second quarter of 2020 as compared to the fourth quarter of 2019.

Prepaid expenses and deposits decreased from $8.7 million at December 31, 2019 to $7.3 million at June 30, 2020. The decrease relates to the normal amortization of items prepaid as of December 31, 2019.

Marketable equity securities decreased from $29.5 million at December 31, 2019 to $25.7 million at June 30, 2020. The $3.8 million decrease was due to a decrease in the market value of held marketable equity securities of $6.9 million, the purchase of marketable equity securities with a combined market value of approximately $3.9 million and the sale of marketable equity securities with a combined market value of $0.8 million during the first six months of 2020.

The Company purchased a 51.6-acre terminal in Laredo, TX which includes office, shop, and yard space during the six months ended June 30, 2020. This transaction resulted in an increase of $8.8 million in land and $10.9 million in structures and improvements recorded in our Condensed Consolidated Balance Sheet as of June 30, 2020.

Accounts payable increased from $16.6 million at December 31, 2019 to $29.5 million at June 30, 2020. This increase was primarily attributable to extended payment terms with certain suppliers.

Long-term debt and current maturities of long term-debt are reviewed on an aggregate basis, as the classification of amounts in each category are typically affected merely by the passage of time. Long-term debt and current maturities of long-term debt, on an aggregate basis, decreased from $241.8 million at December 31, 2019 to $233.1 million at June 30, 2020. The decrease was primarily related to note payments made during the first six months of 2020, partially offset by the addition of $18.4 million in equipment installment notes entered into during the first six months of the year.

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

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities decreased to $25.7 million at June 30, 2020 from $29.5 million at December 31, 2019. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $2.6 million. For additional information with respect to the marketable equity securities, see Note D to our Condensed Consolidated Financial Statements.

Interest Rate Risk

Our line of credit bears interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are affected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $12.5 million of variable rate debt was outstanding under our line of credit for a full fiscal year; a hypothetical 100 basis point increase in LIBOR would result in approximately $125,000 of additional interest expense.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are a defendant in a collective- and class-action lawsuit which was filed on December 9, 2016, in the United States District Court for the Western District of Arkansas. The plaintiffs, who include current and former employee drivers who worked for the Company during the period of December 9, 2013, through December 31, 2019, allege violations under the Fair Labor Standards Act and the Arkansas Minimum Wage Law including “failure to pay minimum wage during orientation, failure to pay minimum wage to team drivers after initial orientation, failure to pay minimum wage to solo-drivers after initial orientation, failure to pay for compensable travel time, Comdata card fees, unlawful deductions, and breach of contract.” The plaintiffs are seeking actual and liquidated damages to include court costs and legal fees. On February 18, 2020, the United States District Court for the Western District of Arkansas granted preliminary approval of a $16.5 million settlement reached with the plaintiffs. The settlement is subject to final approval by the court. As of June 30, 2020, the preliminary settlement amount of $16.5 million is reserved in accrued expenses and other liabilities in the Company’s consolidated balance sheets. Management has determined that any losses under this claim will not be covered by existing insurance policies.

On March 31, 2020, the United States District Court for the Western District of Arkansas dismissed the collective- and class-action lawsuit filed against the company on May 29, 2019 by plaintiffs, who were independent contractors alleging violations under the Fair Labor Standards Act and the Arkansas Minimum Wage Law. The plaintiffs, through their attorneys, alleged “misclassification as independent contractors, payment on the basis of miles without regard to the number of hours worked, improper deductions, and failure to pay minimum wage.” The dismissal of this lawsuit resulted when the Company and plaintiffs reached a settlement agreement and paid approximately $421,000, plus legal fees. Legal reserve accruals in excess of the amount outlined in the settlement agreement were reversed during the six months ended June 30, 2020, resulting in a reduction in accrued expenses and other liabilities in the Company’s consolidated balance sheets.

The Company’s participation in the settlements of the above matters does not constitute an admission by the Company of any fault or liability, and the Company does not admit any fault or liability.

Item 1A.Risk Factors.

Except as noted below, there have been no material changes to the Company’s risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The coronavirus outbreak or other similar outbreaks could negatively impact our financial condition, liquidity, results of operations, and cash flows.

The recent outbreak of the novel coronavirus (COVID-19), and any other outbreaks of contagious diseases or other adverse public health developments, could have a materially adverse effect on our financial condition, liquidity, results of operations, and cash flows. The rapid spread of COVID-19 has resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, increased border and port controls and closures, and shutdowns. These measures and the public health concerns resulting from the outbreak have severely disrupted economic and commercial activity. The resulting impact on domestic and global supply chains has caused slowdowns and reduced freight demand for transportation companies such as ours. Because we have a significant concentration of customers within the automotive industry, our freight volumes and revenues have been significantly affected by the closure of North American automotive manufacturing facilities beginning in late March. Our automotive customers resumed partial operations during the second quarter, however the extent to which production will return to pre-pandemic levels remains uncertain. Any additional delays in the resumption of automotive production and other consumer activity affecting our customers as well as any future wave of the virus or other similar outbreaks could further adversely affect our business. In addition, the implementation of measures to protect the health and safety of our employees, customers, vendors and the general public may disrupt our ability to efficiently manage personnel and operations and to recruit and retain driver and non-driver personnel, which could have a material adverse effect on our operating results. Further, negative financial results, an economic downturn or uncertainty, or a tightening of credit markets caused by COVID-19 or other similar outbreaks could have a material adverse effect on our liquidity and our ability to effectively meet our short- and long-term financial obligations.

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

No shares were repurchased under the Company’s stock repurchase program during the second quarter of 2020.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002.)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on April 30, 2020 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on May 1, 2020.)
3.3	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 11, 2007.)
3.4	First Amendment to the Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on January 7, 2020.)
3.5	Second Amendment to the Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K filed on August 5, 2020.)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: August 4, 2020	By: /s/ Matthew T. Moroun
Matthew T. Moroun
President and Chief Executive Officer
(principal executive officer)

Dated: August 4, 2020	By: /s/ Allen W. West
Allen W. West
Vice President-Finance, Chief Financial
Officer, Secretary and Treasurer
(principal accounting and financial officer)