Form 10-K
period 2020-12-31
PAM TRANSPORTATION SERVICES INC
filed 2021-03-05
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant computed by reference to the average of the closing bid and ask prices of the common stock as of the last business day of the registrant's most recently completed second quarter was $55,474,883. Solely for the purposes of this response, the registrant has assumed, without admitting for any purpose, that all executive officers and directors of the registrant, and no other persons, are the affiliates of the registrant at that date.

The number of shares outstanding of the registrant’s common stock, as of February 24, 2021: 5,724,939 shares of $.01 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 5, 2021, are incorporated by reference in Part III of this report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements, including statements about our operating and growth strategies, our expected financial position and operating results, industry trends, our capital expenditure and financing plans and similar matters. Such forward-looking statements are found throughout this Report, including under Item 1, Business, Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk. In those and other portions of this Report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “project”, “could”, “should”, “would” and similar expressions, as they relate to us, our management, and our industry are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements include, but are not limited to, ongoing and potential future economic, business and operational disruptions and uncertainties due to the COVID-19 pandemic or other public health crises; excess capacity in the trucking industry; surplus inventories; recessionary economic cycles and downturns in customers’ business cycles; increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, and license and registration fees; the resale value of the Company’s used equipment and the price of new equipment; increases in compensation for and difficulty in attracting and retaining qualified drivers and owner-operators; increases in insurance premiums and deductible amounts relating to accident, cargo, workers’ compensation, health, and other claims; unanticipated increases in the number or amount of claims for which the Company is self-insured; inability of the Company to continue to secure acceptable financing arrangements; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors including reductions in rates resulting from competitive bidding; the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations; our ability to develop and implement suitable information technology systems and prevent failures in or breaches of such systems; the impact of future or pending litigation; general risks associated with doing business in Mexico, including, without limitation, exchange rate fluctuations, inflation, import duties, tariffs, quotas, political and economic instability and terrorism; the potential impact of new laws, regulations or policy, including, without limitation, tariffs, import/export, trade and immigration regulations or policies; a significant reduction in or termination of the Company’s trucking service by a key customer; and other factors described under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” of this Report.

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

P.A.M. TRANSPORTATION SERVICES, INC.

FORM 10-K

For the fiscal year ended December 31, 2020.

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

Operations

Our operations can generally be classified into truckload services or brokerage and logistics services. This designation is based primarily on the ownership of the asset that performed the freight transportation service. Truckload services are performed by Company divisions that generally utilize Company-owned trucks, long-term contractors, or single-trip contractors to transport loads of freight for customers, while brokerage and logistics services coordinate or facilitate the transport of loads of freight for customers and generally involve the utilization of single-trip contractors. Both our truckload operations and our brokerage and logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. Truckload services operating revenues, before fuel surcharges, represented 76.9%, 82.7% and 80.0% of total operating revenues for the years ended December 31, 2020, 2019 and 2018, respectively. The remaining operating revenues, before fuel surcharge, for the same periods were generated by brokerage and logistics services, representing 23.1%, 17.3% and 20.0%, respectively.

Approximately 66% of the Company's revenues are derived from domestic shipments while approximately 34% of the Company’s revenues are derived from freight originating from or destined to locations in Mexico or Canada.

Impact of COVID-19

The Company’s primary concern during the COVID-19 pandemic has been to do its part to protect its employees, customers, vendors and the general public from the spread of COVID-19 while continuing to serve the vital role of supplying essential goods to the nation. Where possible, our employees are working remotely from their homes. For essential functions, including our driving professionals, we have distributed cleaning and protective supplies to various terminals so that they are available to those that need them, increased cleaning frequency and coverage, and provided employees direction on precautionary measures, such as sanitizing truck interiors, personal hygiene, and social distancing. We will continue to adapt our operations as required to ensure safety while continuing to provide a high level of service to our customers.

As the escalation of the COVID-19 pandemic extended through the end of the second quarter, the Company experienced the increasing effects of weakening economic conditions, most notably the late March COVID-19 related shutdown of automotive customers, representing approximately 45% of the Company’s revenue. While we vigorously sought to replace lost automotive revenue with freight from customers supporting the effort to supply essential goods to the nation, competition for this freight increased as industry capacity collectively focused on freight that continued to move during this time. With the return of automotive production in June, the increase in general economic activity as we approached the end of the second quarter, cost reductions implemented in response to the pandemic, and other operational initiatives, we were able to return to normal operations during the third quarter and finished the year with record quarterly revenue and operating income in the fourth quarter.

While we believe we are well-positioned for success in 2021 and are optimistic about fully returning to a normal operating and business environment as the year progresses, we continue to monitor ongoing developments with the COVID-19 pandemic. Any future waves or outbreaks of alternative strains of the virus could adversely impact our future operations and financial results. The ultimate extent of the pandemic’s impact on the Company’s financial and operating results, which could be material, will be determined by the length of time the pandemic continues, its continued severity, any further government regulations imposed in response to the pandemic, and its continued effect on the economy and transportation demand.

While operating cash flows may be negatively impacted by the pandemic, the Company believes we will be able to continue to finance our near term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources.

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

Industry

According to the American Trucking Association’s “American Trucking Trends 2019” report, the trucking industry generated over $791 billion in revenue during 2019 which represented approximately 80% of the total U.S. freight spend. The truckload industry is highly fragmented and is impacted by several economic and business factors, many of which are beyond the control of individual carriers. The state of the economy, coupled with equipment capacity levels, can impact freight rates. Volatility of various operating expenses, such as fuel and insurance, make the predictability of profit levels uncertain. Availability, attraction, retention and compensation of drivers also affect operating costs, as well as equipment utilization. In addition, the capital requirements for equipment, coupled with potential uncertainty of used equipment values, impact the ability of many carriers to expand their operations.

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

Our five largest customers, for which we provide carrier services covering a number of geographic locations, accounted for approximately 35%, 40% and 42% of our total revenues in 2020, 2019 and 2018, respectively. General Motors Company accounted for approximately 15%, 19% and 13% of our revenues in 2020, 2019 and 2018, respectively. Fiat Chrysler Automobiles accounted for approximately 6%, 9% and 16% of our revenues in 2020, 2019 and 2018, respectively. Ford Motor Company accounted for approximately 5%, 7% and 8% of our revenues in 2020, 2019 and 2018, respectively.

We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. Approximately 30%, 40% and 46% of our revenues were derived from transportation services provided to the automobile industry during 2020, 2019 and 2018, respectively.

Revenue Equipment

At December 31, 2020, we operated a fleet of 2,013 trucks, which included 355 independent contractor trucks. At December 31, 2020, our trailer fleet consisted of 6,944 trailers. Our company-owned trucks and leased trucks are late model, well-maintained, premium trucks, which we believe help to attract and retain drivers, maximize fuel efficiency, promote safe operations, minimize maintenance and repair costs, and improve customer service by minimizing service interruptions caused by breakdowns. The average age of our trucks and trailers as of December 31, 2020 was 1.44 years and 4.92 years, respectively. We evaluate our equipment purchasing decisions based on factors such as initial cost, useful life, warranty terms, expected maintenance costs, fuel economy, driver comfort, customer needs, manufacturer support, and resale value.

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

Our trucks typically carry full warranty coverage for at least three years or 375,000 miles. Extended truck warranties are often negotiated with the truck manufacturers and manufacturers of major components, such as engine, transmission, and differential manufacturers, for up to five years or 575,000 miles. Our trailers carry full warranties by the manufacturer for up to seven years with certain components covered for up to ten years.

Human Capital Resources

Overview. At December 31, 2020, we employed 2,653 persons, of whom 2,021 were drivers, 170 were employed in maintenance, 267 were employed in operations, 56 were employed in marketing, 78 were employed in safety and personnel, and 61 were employed in general administration and accounting. A total of 2,650 of our employees were employed on a full-time basis as of December 31, 2020. None of our employees are represented by a collective bargaining unit, and we believe that our employee relations are good.

At December 31, 2020, we also had 449 drivers for independent contractors under contract who were compensated on a per mile basis. Our drivers are paid for an array of services, including calculated miles driven, loading and unloading, additional stops, detention and layovers, among other things.

We contract with independent contractors to supply one or more trucks and drivers for our use. Independent contractors must pay their own truck expenses, fuel, maintenance, insurance, and driver costs. They must meet and operate within our guidelines with respect to safety. We have a lease-purchase program whereby we offer independent contractors the opportunity to lease a truck, with the option to purchase the truck at the end of the lease term. We believe our lease-purchase program has contributed to our ability to attract and retain independent contractors. At December 31, 2020, approximately 305 independent contractors were leasing 393 trucks in this program.

Diversity and Inclusion. We believe diversity, equity, and inclusion are critical to our ability to win in the marketplace and enable our workforce and communities to succeed. Specifically, having a diverse and inclusive workplace allows us to attract and retain the best employees to deliver results for our shareholders. A qualified, diverse and inclusive workforce also helps us represent the broad cross-section of ideas, values, and beliefs of our employees, customers, and communities. Our commitment to diversity and inclusion means that we will continue to strive to establish and improve an inclusive workplace environment where employees from all backgrounds can succeed and be heard.

Employee Health and Safety. We are committed to being an industry leader in health and safety standards. The physical health, wellbeing, and mental health of our employees is crucial to our success. Most recently, our primary concern during the COVID-19 pandemic has been to do our part to protect our employees, customers, vendors and the general public from the spread of COVID-19 while continuing to serve the vital role of supplying essential goods to the nation. Where possible, our employees are working remotely from their homes. For essential functions, including our driving professionals, we have distributed cleaning and protective supplies to various terminals so that they are available to those that need them, increased cleaning frequency and coverage, and provided employees direction on precautionary measures, such as sanitizing truck interiors, personal hygiene, and social distancing. We will continue to adapt our operations as required to ensure safety while continuing to provide a high level of service to our customers.

In addition to strict application screening and drug testing, before being permitted to operate a vehicle, our drivers must undergo classroom instruction on our policies and procedures, safety techniques as taught by the Smith System of Defensive Driving, and the proper operation of equipment, and must pass both written and road tests. Instruction in defensive driving and safety techniques continues after hiring, with seminars at several of our terminals. At December 31, 2020, we employed 64 persons on a full-time basis in our driver recruiting, training and safety instruction programs.

Talent Acquisition, Retention and Development. We continually strive to hire, develop and retain the top talent in our industry. Critical to attracting and retaining top talent is employee satisfaction, and we regularly implement programs to increase employee satisfaction. We reward our employees by providing competitive compensation, benefits and incentives throughout all levels in our organization, including for our drivers. Drivers can earn bonuses by recruiting other qualified drivers who become employed by us, and both cash and non-cash prizes are awarded for achieving certain safety and fuel efficiency goals.

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

Our fleet averages one and a half years old, keeping our drivers safe, comfortable, and on the road. With many dedicated and over-the-road assignments, we allow our drivers to select routes that fit their lifestyles. We also have programs specifically designed to recruit and retain drivers who are military veterans, including our civilian career transition program called Honor Road, which provides military members and veterans on-the-job training allowing them to build a new career and earn compensation from the Company while receiving benefits from G.I. Bills. We are also proud to offer our Patriot Ride Fleet, in association with The Larson Group/Peterbilt and Bravo3Zero apparel, as a way to honor our uniformed service members past and present. Each unit is designed to pay tribute to a specific branch, and the professional men and women at their helms are veterans of the respective branch. We refer to these drivers as Ambassadors, as they continue to serve their country by safely delivering the goods needed to keep America moving.

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

The FMCSA Commercial Driver’s License (“CDL”) Drug and Alcohol Clearinghouse (“Clearinghouse”) became effective January 6, 2020. This new database contains information pertaining to violations of the U.S. Department of Transportation controlled substances and alcohol testing program for holders of CDL’s. The Clearinghouse rules requires FMCSA regulated employers, among others, to report to the Clearinghouse information related to violations of the drug and alcohol regulations. Further, the rules require that FMCSA regulated employers query current and prospective employees’ drug and alcohol violations before permitting those employees to operate a commercial motor vehicle on public roads, and to recheck each employee annually. The system is intended to remove the ability of prospective employees to fail to disclose past drug and alcohol violations at previous employers to potential employers. We anticipate enforcement of the Clearinghouse will remove certain drivers from the pool of drivers available to the industry and increase competition and related costs to attract and retain the remaining qualified drivers.

Our motor carrier operations are also subject to environmental laws and regulations, including laws and regulations dealing with the transportation of hazardous materials and other environmental matters, and our operations involve certain inherent environmental risks. These laws and regulations have the effect of increasing the costs, risks and liabilities associated with our applicable operations. If current regulatory requirements become more stringent or new environmental laws and regulations are introduced, we could be required to make significant expenditures or abandon certain activities. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We have instituted programs to monitor and control environmental risks and assure compliance with applicable environmental laws. As part of our safety and risk management program, we periodically perform internal environmental reviews so that we can achieve environmental compliance and avoid environmental risk. We transport a minimal amount of environmentally hazardous substances and, to date, have experienced no significant claims for hazardous materials shipments. If we should fail to comply with applicable regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

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

Risks Related to Our Industry

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

The transportation industry often experiences significant difficulty in attracting and retaining qualified drivers and independent contractors. This shortage is exacerbated by several factors, including demand from competing industries, such as manufacturing, construction and farming, demand from other transportation companies, and the impact of regulations, including CSA and hours of service rules, the temporary closure of commercial driver schools during the COVID-19 outbreak, and other difficulties attracting and training new drivers in the current socially distanced environment. Economic conditions affecting operating costs such as fuel, insurance, equipment and maintenance costs can negatively impact the number of qualified independent contractors available to us. We have from time to time experienced under-utilization and increased expenses due to a shortage of qualified drivers. If we are unable to attract drivers or contract with independent contractors when needed, we could be required to further adjust our driver compensation packages, increase driver recruiting efforts, or let trucks sit idle, any of which could adversely affect our growth and profitability.

Purchase price increases for new revenue equipment and/or decreases in the value of used revenue equipment could have an adverse effect on our results of operations, cash flows and financial condition.

Over the past decade, the purchase price of new revenue equipment has increased significantly as equipment manufacturers recover increased materials and engine design costs resulting from compliance with increasingly stringent EPA engine emission standards, government tariffs on raw materials and other factors beyond the Company’s control. Additional EPA emission mandates, tariff increases on raw materials, or other factors that increase material or manufacturing costs of new equipment in the future could increase the purchase price paid by the Company for new revenue equipment and could result in higher than anticipated depreciation expenses. If we were unable to offset any such increase in expenses with freight rate increases, our cash flows and results of operations could be adversely affected. If the market price for used revenue equipment declines, we could incur substantial losses upon disposition of our revenue equipment which could adversely affect our results of operations and financial condition.

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

The FMCSA administers carrier safety compliance and enforcement through its CSA program, which places carriers in peer groups and assigns each carrier a relative ranking compared to their peers in various categories. Carriers that exceed allowable thresholds in a particular category are placed in “intervention” status by the FMCSA until the score improves to a level below the threshold. If future roadside inspections or crashes were to result in the Company being placed in intervention status, we may incur additional operating costs to improve our safety program in deficient categories, experience increased roadside inspections, or have onsite visits by the FMCSA. If the intervention category is not remedied, it could affect our ability to attract and retain drivers and customers as they seek competitive carriers with scores below intervention thresholds. In addition, the CSA program could increase competition and related compensation and recruitment costs for drivers and independent contractors by reducing the pool of qualified drivers if existing drivers exit the profession, become disqualified due to low scores or as carriers focus recruiting efforts on drivers with the best relative safety scores.

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

Risks Related to Our Business

The ongoing impact of the COVID-19 pandemic, or other similar outbreaks in the future, could negatively impact our financial condition, liquidity, results of operations, and cash flows.

The outbreak of the novel coronavirus (COVID-19) pandemic in early 2020 materially and adversely affected our operating results and cash flows during 2020. The ongoing impacts of the pandemic and any other outbreaks of contagious diseases or other adverse public health developments could have a further materially adverse effect on our financial condition, liquidity, results of operations, and cash flows. The rapid spread of COVID-19 has resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, increased border and port controls and closures, and shutdowns. These measures and the public health concerns resulting from the outbreak have severely disrupted economic and commercial activity. The resulting impact on domestic and global supply chains caused slowdowns and reduced freight demand for transportation companies such as ours. Because we have a significant concentration of customers within the automotive industry, our freight volumes and revenues were significantly affected by the closure of North American automotive manufacturing facilities beginning in late March. Our automotive customers have since resumed operations; however, any future wave of the virus or other similar outbreaks could further adversely affect our business. In addition, the implementation of measures to protect the health and safety of our employees, customers, vendors and the general public may disrupt our ability to efficiently manage personnel and operations and to recruit and retain driver and non-driver personnel, which could have a material adverse effect on our operating results. Further, negative financial results, an economic downturn or uncertainty, or a tightening of credit markets caused by COVID-19 or other similar outbreaks could have a material adverse effect on our liquidity and our ability to effectively meet our short- and long-term financial obligations.

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

A significant portion of our revenue is generated from our major customers. For 2020, our top five customers, based on revenue, accounted for approximately 35% of our revenue, and our three largest customers, General Motors Company, Fiat Chrysler Automobiles, and Ford Motor Company accounted for approximately 15%, 6% and 5% of our revenue, respectively. We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. As a result, the concentration of our business within the automobile industry is greater than the concentration in a single customer. Approximately 30% of our revenues for 2020 were derived from transportation services provided to the automobile industry.

Generally, we do not have long-term contractual relationships with our major customers, and we cannot assure that our customer relationships will continue as presently in effect. Our business and profitability was materially and adversely affected by the closure of North American automotive manufacturing facilities during the spring of 2020 due to the COVID-19 outbreak and is currently being adversely impacted by similar production slowdowns and closures within the automotive manufacturing industry due to shortages of microprocessors and other computer chips essential for new vehicle production. Any sustained or future reduction in or termination of our services by our major customers could have a further material adverse effect on our business and operating results.

A significant labor dispute involving one or more of our customers could reduce our revenues and harm our profitability.

A substantial number of the employees of our largest customers are members of industrial trade unions and are employed under the terms of collective bargaining agreements. Future labor disputes involving our customers could affect our operations. If the UAW and our automotive customers and their suppliers are unable to negotiate new contracts in the future and our customers’ plants experience slowdowns or closures as a result, our revenue and profitability could be negatively impacted. A labor dispute involving another supplier to our customers that results in a slowdown or closure of our customers’ plants to which we provide services could also have a material adverse effect on our business.

Ongoing insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. The Company is self-insured for a material portion of auto liability claims in excess of two million dollars and for health and workers’ compensation insurance up to certain limits. The actual cost to settle self-insured claims can differ from amounts reserved due to various uncertainties, including the ultimate severity of the claims and potential amounts required to defend and settle claims. If claims costs increase, or if the severity or number of claims increase, and if we are unable to offset the resulting increases in expenses with higher freight rates, our earnings could be materially and adversely affected. Healthcare legislation and inflationary cost increases could also have a negative effect on our results.

We may be subject to litigation claims that could result in significant expenditures.

By the nature of our operations we are exposed to the potential for a variety of litigation, including personal injury claims, vehicular collisions and accidents, alleged violations of federal and state labor and employment laws, such as class-action lawsuits alleging wage and hour violations and improper pay, commercial and contract disputes, cargo loss and property damage claims. While we purchase insurance coverage at levels we deem adequate, future litigation may exceed our insurance coverage or may not be covered by insurance. We accrue a provision for a litigation matter according to applicable accounting standards based on the ongoing assessment of the strengths and weaknesses of the litigation, its likelihood of success, and an evaluation of the possible range of loss. Our inability to defend ourselves against a significant litigation claim could have a material adverse effect on our financial results.

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

As we continue to grow our business in Mexico, we are subject to greater risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of Mexico, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and U.S. export and import laws, and social, political, and economic instability. We also face additional risks associated with our Mexico business, including potential restrictive trade policies and imposition of any import or export taxes, duties, fees, etc. If we are unable to address business concerns related to our international operations in a timely and cost efficient manner, our financial position, results of operations or cash flows could be adversely affected. Additionally, approximately 34% of the freight we haul crosses the border between the United States and Mexico. In past years, we have experienced delays in Mexico border-crossings due to weather events, immigration-related issues and the reallocation of border agents to other border areas. Any future shutdowns or disruptions of Mexico border-crossings, particularly at the Laredo, Texas border, could materially and adversely impact our operations, cash flows and profitability. The agreement permitting cross-border movements for both United States and Mexican-based carriers in the United States and Mexico presents additional risks in the form of potential increased competition and the potential for increased congestion in our lanes that cross the border between countries.

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

In order to prevent terrorist attacks, federal, state and municipal authorities have implemented and continue to follow various security measures, including checkpoints and travel restrictions on large trucks. Our international operations in Canada and Mexico may be affected significantly if there are any disruptions or closures of border traffic due to security measures. Such measures may have costs associated with them, which, in connection with the transportation services we provide, we or our independent contractors could be forced to bear. Further, a terrorist attack, war, or risk of such an event, also may have an adverse effect on the economy. A decline in economic activity could adversely affect our revenue or restrict our future growth. Instability in the financial markets as a result of a health pandemic, terrorism or war also could affect our ability to raise capital. In addition, the insurance premiums charged for some or all of the coverage currently maintained by us could increase dramatically or such coverage could be unavailable in the future.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices and primary terminal facilities, which we own, are located in Tontitown, Arkansas. These facilities are located on approximately 46.3 acres and consist of 134,581 square feet of office space and maintenance and storage facilities.

Our subsidiaries lease facilities in Fort Wayne and Indianapolis, Indiana; Romulus, Michigan; Memphis, Tennessee; and Monterrey, Mexico. Our terminal facilities in North Little Rock, Arkansas; North Jackson, Ohio; Willard, Ohio; and Irving and Laredo, Texas are owned. The leased facilities are leased primarily on contractual terms typically ranging from one to five years and have provisions for early cancellation if we so choose. As of December 31, 2020, the following table provides a summary of the ownership and types of activities conducted at each location:

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

Item 3. Legal Proceedings.

We are involved in certain claims and pending litigation arising from the ordinary conduct of business. We also provide accruals for claims within our self-insured retention amounts. On September 1, 2019, we elected to become self-insured for certain layers of auto liability claims in excess of $1.0 million for which we previously maintained auto liability insurance coverage. On September 1, 2020, we elected to become self-insured for certain layers of auto liability claims in excess of $2.0 million. We currently specifically reserve for claims that are expected to exceed $2.0 million when fully developed, based on the facts and circumstances of those claims. Based on our knowledge of the facts, and in certain cases, opinions of outside counsel, we believe the resolution of such claims and pending litigation will not have a material effect on our financial position, results of operations or cash flows. However, if we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Market under the symbol PTSI. As of February 24, 2021, there were approximately 62 holders of record of our common stock.

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

Repurchases of Equity Securities by the Issuer

The Company’s stock repurchase program has been extended and expanded several times, most recently in April 2017, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. Since the reauthorization, the Company has repurchased 331,565 shares of its common stock under this repurchase program.

In addition, during 2019 and 2018 the Company repurchased 192,743 shares and 185,597 shares, respectively, through publicly announced Dutch auction tender offers. See “Item 8. Financial Statements and Supplementary Data, Note 9 to the Consolidated Financial Statements – Capital Stock” for additional information regarding these tender offers. The Company did not engage in any tender offers during 2020.

The following table summarizes the Company’s common stock repurchases during the fourth quarter of 2020. No shares were purchased during the quarter other than through the repurchase program described above, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser.”

	Total number of shares	Average price paid	Total number of shares purchased as part of publicly announced plans or	Maximum number of shares that may yet be purchased under the plans or
Period	purchased	per share	programs	programs(1)
October 1-31, 2020	983	37.86	--	178,258
November 1-30, 2020	--	--	--	178,258
December 1-31, 2020	9,823	45.91	--	168,435
Total	10,806	$45.18	--

(1)	The Company’s stock repurchase program does not have an expiration date.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for a presentation of compensation plans under which equity securities of the Company are authorized for issuance.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of the NASDAQ OMX Index for the NASDAQ Stock Market (U.S. companies) and the NASDAQ OMX Index for the NASDAQ Trucking and Transportation Stocks for the period of five years commencing December 31, 2015 and ending December 31, 2020. The graph assumes that the value of the investment in our common stock and in each index was $100 on December 31, 2015 and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG OUR COMMON STOCK,

THE NASDAQ OMX INDEX FOR THE NASDAQ STOCK MARKET (U.S. COMPANIES)

AND THE NASDAQ TRUCKING AND TRANSPORTATION STOCKS INDEX THROUGH DECEMBER 31, 2020

Item 6. Selected Financial Data.

The following selected financial and operating data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Report.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share amounts)
Statement of Operations Data:
Operating revenues:
Operating revenues, before fuel surcharge	$438,987	$439,511	$445,855	$373,523	$382,737
Fuel surcharge	47,838	74,666	87,406	64,315	50,115
Total operating revenues	486,825	514,177	533,261	437,838	432,852

Operating expenses:
Salaries, wages and benefits	124,098	129,738	119,819	102,227	112,235
Operating supplies and expenses	84,275	98,420	93,130	79,505	82,993
Rent and purchased transportation	165,984	168,399	201,455	174,477	158,298
Depreciation	56,168	55,107	49,387	42,274	39,114
Insurance and claims	8,866	35,622	17,191	17,484	16,632
Other	13,138	13,761	11,983	9,249	8,352
Loss (gain) on sale or disposal of property	373	583	(1,306)	(58)	(4,700)
Total operating expenses	452,902	501,630	491,659	425,158	412,924
Operating income	33,923	12,547	41,602	12,680	19,928
Non-operating (expense) income	(1,699)	6,222	(4,016)	5,853	1,485
Interest expense	(8,815)	(8,654)	(6,245)	(3,902)	(3,641)
Income before income taxes	23,409	10,115	31,341	14,631	17,772
Income tax expense (benefit)	5,582	2,215	7,347	(24,268)	6,671
Net income	$17,827	$7,900	$23,994	$38,899	$11,101

Earnings per common share:
Basic	$3.10	$1.35	$3.94	$6.14	$1.68
Diluted	$3.09	$1.34	$3.90	$6.08	$1.67

Average common shares outstanding – Basic	5,752	5,832	6,083	6,331	6,627
Average common shares outstanding – Diluted (1)	5,768	5,880	6,159	6,398	6,649

Cash dividends declared per common share	$-	$-	$-	$-	$-

__________

(1)

Diluted income per share for 2020, 2019, 2018, 2017, and 2016 assumes the exercise/vesting of stock to purchase an aggregate of 20,611, 25,545, 25,516, 50,177, and 39,093 shares of common stock, respectively.

	At December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:	(in thousands)
Total assets	$578,592	$498,009	$466,066	$392,185	$380,066
Long-term debt, excluding current portion	228,330	174,187	157,315	98,995	124,391
Stockholders' equity	149,981	133,975	139,447	127,604	94,158

	Year Ended December 31,
	2020	2019	2018	2017	2016
Operating Data:
Operating ratio (1)	92.3%	97.1%	90.7%	96.6%	94.8%
Average number of truckloads per week	6,859	8,405	8,420	7,134	6,827
Average miles per trip	553	499	521	635	684
Total miles traveled (in thousands)	193,481	213,048	222,738	229,392	237,266
Average miles per truck	96,532	102,674	117,169	125,009	125,471
Average revenue, before fuel surcharge per truck per day	$863	$834	$923	$805	$797
Average revenue, before fuel surcharge per loaded mile	$1.91	$1.84	$1.71	$1.51	$1.53
Empty mile factor	8.8%	7.3%	6.3%	6.8%	6.8%

At end of period:
Total company-owned/leased trucks (2)	2,013	2,130	2,031	1,721	1,855
Average age of company-owned trucks (in years)	1.44	1.46	1.20	1.49	1.49
Total company-owned/leased trailers (3)	7,220	7,081	6,397	5,795	5,699
Average age of company-owned trailers (in years)	4.92	4.18	3.54	3.38	2.71
Number of employees and independent contract drivers	2,996	3,242	3,345	2,969	3,216

__________

(1)	Total operating expenses, net of fuel surcharge as a percentage of operating revenues, before fuel surcharge.
(2)	Includes the following numbers of independent contractor trucks: 355 in 2020, 553 in 2019, 597 in 2018, 560 in 2017, and 578 in 2016.
(3)	Includes the following numbers of leased trailers: 0 in 2020, 56 in 2019, 43 in 2018, zero in 2017, and 232 in 2016.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 76.9%, 82.7% and 80.0% of total revenues, excluding fuel surcharges for the twelve months ended December 31, 2020, 2019 and 2018, respectively.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance and claims, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge (and operating supplies and expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During 2020, 2019 and 2018, approximately $47.8 million, $74.7 million and $87.4 million, respectively, of the Company's total revenue was generated from fuel surcharges. We also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Results of Operations - Truckload Services

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Operating supplies and expenses are shown net of fuel surcharges.

	Years Ended December 31,
	2020	2019	2018
Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	35.3	34.5	32.4
Operating supplies and expenses, net of fuel surcharge	10.7	6.5	1.5
Rent and purchased transportation	23.2	28.3	34.4
Depreciation	16.5	15.0	13.7
Insurance and claims	2.6	9.8	4.8
Other	3.6	3.6	3.0
Gain on sale or disposal of property	0.1	0.0	(0.1)
Total operating expenses	92.0	97.7	89.7
Operating income	8.0	2.3	10.3
Non-operating (expense) income	(0.5)	1.5	(1.0)
Interest expense	(2.2)	(2.1)	(1.6)
Income before income taxes	5.3%	1.7%	7.7%

2020 Compared to 2019

For the year ended December 31, 2020, truckload services revenue, before fuel surcharges, decreased 7.2% to $337.5 million as compared to $363.6 million for the year ended December 31, 2019. The decrease relates primarily to temporary plant shutdowns in early 2020 experienced by some of our major customers due to COVID-19, and to a decrease in the average number of trucks in service from 2,075 during 2019 to 2,004 during 2020. These decreases were partially offset by a 3.9% increase in our rate per loaded mile, from $1.84 for the year ended December 31, 2019 to $1.91 for the year ended December 31, 2020

Salaries, wages and benefits increased from 34.5% of revenues, before fuel surcharges, during 2019 to 35.3% of revenues, before fuel surcharges, during 2020. The percentage-based increase relates primarily to an increase in amounts expensed for group health insurance expense and workers compensation claims expense. Also contributing to the percentage-based increase was the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, maintenance wages, and operations wages with a decrease in revenues for the periods compared. In addition, the proportion of total miles driven by company drivers increased as the number of company drivers increased year-over-year.

Operating supplies and expenses increased from 6.5% of revenues, before fuel surcharges, during 2019 to 10.7% of revenues, before fuel surcharges, during 2020. The increase relates primarily to an increase in the proportion of total miles driven by company drivers for the year ended December 31, 2020 compared to December 31, 2019. This increase in miles driven by company drivers has the effect of increasing our net operating supplies and expenses while decreasing the Rent and purchased transportation category, as fuel surcharge revenue generated from transportation services performed by owner-operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner-operators for their services is reported along with their base rate of pay in the Rent and purchased transportation category.

Rent and purchased transportation decreased from 28.3% of revenues, before fuel surcharges, during 2019 to 23.2% of revenues, before fuel surcharges, during 2020. The decrease was primarily due to a reduction in the proportion of total miles driven by owner-operators for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Depreciation increased from 15.0% of revenues, before fuel surcharges, during 2019 to 16.5% of revenues, before fuel surcharges, during 2020. The increase relates primarily to the interaction of a decrease in operating revenues with the fixed-cost nature of depreciation expense. Also contributing to the increase was an increase in the average number of trailers owned by the company and to a general increase in truck and trailer replacement costs. During 2020, the average number of company-owned trailers increased by 634 as compared to 2019. The Company uses a three-year replacement cycle for trucks it intends to trade back or sell and a five-year life cycle for tractors it intends to place in its lease to own program. Trailers are on a seven-year replacement cycle. The cost of new trucks and trailers have increased significantly over the previous three-year and seven-year periods and depreciating higher cost equipment over the same length of time will result in an increase in depreciation expense during the respective period.

Insurance and claims decreased from 9.8% of revenues, before fuel surcharges, during 2019 to 2.6% of revenues, before fuel surcharges, during 2020. This decrease relates primarily to the negative impact, recognized in 2019, of the settlement of a lawsuit which claimed that the Company was in violation of minimum wage laws with regard to certain activities performed by employee drivers and for a lawsuit brought against the Company by certain individuals who asserted that they were misclassified as owner-operators. In addition, the Company became self-insured for certain lower layers of auto liability claims commencing September 1, 2019. During the first nine months of 2019, the Company paid for auto liability insurance coverage in these lower levels through various third-party insurance carriers. The decision to self-insure these layers reduced insurance premium costs from that point through to the annual renewal date of September 1, 2020.

Non-operating income decreased from a gain of 1.5% of revenues, before fuel surcharges, during 2019 to a loss of 0.5% of revenues, before fuel surcharges, during 2020. This decrease resulted primarily from a decrease in the market value of our marketable equity securities portfolio at December 31, 2020 as compared to December 31, 2019.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 97.7% for 2019 to 92.0% for 2020.

2019 Compared to 2018

For the year ended December 31, 2019, truckload services revenue, before fuel surcharges, increased 2.0% to $363.6 million as compared to $356.6 million for the year ended December 31, 2018. The increase related primarily to a 7.8% increase in our rate per loaded mile, from $1.71 for the year ended December 31, 2018 to $1.84 for the year ended December 31, 2019, and to an increase in the average number of trucks in service from 1,901 during 2018 to 2,075 during 2019. These increases were partially offset by a decrease in the average number of miles travelled per day by our trucks in 2019 compared to 2018, which was a result of a decrease in the average length of haul of shipments offered by our customers.

Salaries, wages and benefits increased from 32.4% of revenues, before fuel surcharges, during 2018 to 34.5% of revenues, before fuel surcharges, during 2019. The increase related primarily to an increase in company driver wages paid during 2019 compared to 2018. The increase in driver wages related primarily to route specific raises that were phased in throughout 2019 and to an increase in wages and benefits paid to regional and short-haul drivers. In addition, the proportion of total miles driven by company drivers increased as the number of company drivers increased year-over-year.

Operating supplies and expenses increased from 1.5% of revenues, before fuel surcharges, during 2018 to 6.5% of revenues, before fuel surcharges, during 2019. The increase related primarily to an increase in the average surcharge-adjusted fuel price paid per gallon of diesel fuel, which was a result of decreased fuel surcharge collections from customers. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that, during periods of rising fuel prices, fuel surcharge collections increase, while fuel surcharge collections decrease during periods of falling fuel prices. Also contributing to the increase was an increase in the proportion of total miles driven by company drivers for the year ended December 31, 2019 compared to December 31, 2018. This increase in miles driven by company drivers has the effect of increasing our net operating supplies and expenses while decreasing the Rent and purchased transportation category, as fuel surcharge revenue generated from transportation services performed by owner-operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner-operators for their services is reported along with their base rate of pay in the Rent and purchased transportation category.

Rent and purchased transportation decreased from 34.4% of revenues, before fuel surcharges, during 2018 to 28.3% of revenues, before fuel surcharges, during 2019. The decrease was primarily due to a reduction in the proportion of total miles driven by owner-operators for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Depreciation increased from 13.7% of revenues, before fuel surcharges, during 2018 to 15.0% of revenues, before fuel surcharges, during 2019. This increase was primarily the result of an increase in the average number of trucks and trailers owned by the company. During 2019, the average number of company-owned trucks and trailers increased by 199 and 503, respectively, compared to 2018. The Company uses a three-year replacement cycle for trucks it intends to trade back or sell and a five-year life cycle for tractors it intends to place in its lease to own program. Trailers are on a seven-year replacement cycle. The cost of new trucks and trailers had increased significantly over the previous three-year and seven-year periods. Depreciating higher cost equipment over the same length of time will result in an increase in depreciation expense during the respective period.

Insurance and claims increased from 4.8% of revenues, before fuel surcharges, during 2018 to 9.8% of revenues, before fuel surcharges, during 2019. This increase was primarily the result of the negative impact of estimated amounts reserved for the settlement of a lawsuit which claims that the Company was in violation of minimum wage laws with regard to certain activities performed by employee drivers and for a similar suit brought against the Company by certain individuals who assert that they were misclassified as owner-operators. This increase was partially offset by decreases in insurance premiums resulting from the election to become self-insured for certain categories of property damage and liability risk. The Company became self-insured for property damage on company-owned trucks commencing on September 1, 2018. Prior to this, the Company paid insurance premiums and was insured for property damage insurance coverage for company-owned trucks through a third-party insurance carrier. In addition, the Company became self-insured for certain layers of auto liability claims in excess of $1.0 million commencing September 1, 2019. During the first nine months of 2019, and for the entire year of 2018, the Company paid for auto liability insurance coverage for claims in excess of $1.0 million through various third-party insurance carriers.

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

Interest expense increased from 1.6% of revenues, before fuel surcharges, during 2018 to 2.1% of revenues, before fuel surcharges, during 2019. This increase was attributable to market increases in interest rates and to increases in amounts financed by the Company for new equipment. The increase in amounts financed was the result of growth in the number of company-owned trucks and trailers operated within our fleet.

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

	Years Ended December 31,
	2020	2019	2018
Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	5.0	5.8	4.6
Rent and purchased transportation	86.5	86.4	88.1
Insurance and claims	0.1	0.1	0.1
Other	1.7	2.4	1.6
Total operating expenses	93.3	94.7	94.4
Operating income	6.7	5.3	5.6
Non-operating (expense) income	0.0	0.8	(0.5)
Interest expense	(1.1)	(1.1)	(0.7)
Income before income taxes	5.6%	5.0%	4.4%

2020 Compared to 2019

For the year ended December 31, 2020, logistics and brokerage services revenues, before fuel surcharges, increased 33.6% to $101.5 million as compared to $75.9 million for the year ended December 31, 2019. The increase was primarily related to a 36.0% increase in the number of loads carried for customers during 2020 as compared to 2019.

Salaries, wages and benefits decreased from 5.8% of revenues, before fuel surcharges, in 2019 to 5.0% of revenues, before fuel surcharges, in 2020. The decrease relates primarily to the effect of higher revenues without a corresponding increase in those wages with fixed cost characteristics, such as general and administrative wages.

Rent and purchased transportation increased from 86.4% of revenues, before fuel surcharges, in 2019 to 86.5% of revenues, before fuel surcharges, in 2020. The increase results from paying third-party carriers a larger percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 94.7% for 2019 to 93.3% for 2020.

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

Results of Operations - Combined Services

2020 Compared to 2019

Income tax expense was approximately $5.6 million in 2020, resulting in an effective rate of 23.8%, as compared to approximately $2.2 million, or an effective tax rate of 21.9% in 2019. The effective tax rate is impacted by the existence of partially non-deductible meal and incidental expense per-diem payments to company drivers. Per-diem payments may cause a significant difference in the Company’s effective tax rate from period-to-period as the proportion of non-deductible expenses to pre-tax net income increases or decreases.

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of Accounting Standards Codification (“ASC”) 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2020, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of December 31, 2020, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During 2020 and 2019, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2017 and forward remain open to examination in those jurisdictions.

The combined net income for all divisions was $17.8 million, or 4.1% of revenues, before fuel surcharge, for 2020 as compared to the combined net income for all divisions of $7.9 million or 1.8% of revenues, before fuel surcharge, for 2019. Diluted earnings per share increased from $1.34 for the year ended December 31, 2019 to $3.09 for the year ended December 31, 2020.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of December 31, 2019, an adjustment to the Company’s consolidated financial statements for uncertain tax positions was not required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During 2019 and 2018, the Company did not recognize or accrued any interest or penalties related to uncertain income tax positions.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, as of December 31, 2019, the Company’s tax years 2016 and forward remained open to examination in those jurisdictions.

The combined net income for all divisions was $7.9 million, or 1.8% of revenues, before fuel surcharge, for 2019 as compared to the combined net income for all divisions of $24.0 million or 5.4% of revenues, before fuel surcharge, for 2018. Diluted earnings per share decreased from $3.90 for the year ended December 31, 2018 to $1.34 for the year ended December 31, 2019.

Quarterly Results of Operations

The following table presents selected consolidated financial information for each of our last eight fiscal quarters through December 31, 2020. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the quarterly information.

	Quarter Ended
	Mar. 31, 2020	June 30, 2020	Sept. 30, 2020	Dec. 31, 2020	Mar. 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019
	(unaudited)
	(in thousands, except earnings per share data)
Operating revenues	$129,155	$92,979	$121,942	$142,750	$128,686	$133,000	$128,994	$123,497
Total operating expenses	119,669	94,986	111,868	126,380	118,999	119,789	121,461	141,381
Operating income (loss)	9,486	(2,007)	10,074	16,370	9,687	13,211	7,533	(17,884)
Net (loss) income	(1,304)	(823)	6,000	13,953	8,301	8,654	4,581	(13,636)
(Loss) income per common share:
Basic	$(0.23)	$(0.14)	$1.04	$2.43	$1.40	$1.47	$0.80	$(2.37)
Diluted	$(0.23)	$(0.14)	$1.04	$2.43	$1.39	$1.45	$0.79	$(2.37)

Liquidity and Capital Resources

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, borrowings under our lines of credit, installment notes and investment margin account, and issuances of equity securities.

During 2020, we generated $67.6 million in cash from operating activities compared to $84.3 million and $82.3 million in 2019 and 2018, respectively. Investing activities used $32.7 million in cash during 2020 compared to $62.3 million and $55.3 million in 2019 and 2018, respectively. The cash used for investing activities in all three years related primarily to the purchase of revenue equipment such as trucks and trailers and related equipment such as auxiliary power units. Financing activities used $34.9 million in cash during 2020 compared to using $22.0 million during 2019 and $27.0 million during 2018. See the Consolidated Statements of Cash Flows in Item 8 of this Report.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing lines of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During 2020 and 2019, we utilized cash on hand, installment notes, and our lines of credit to finance revenue equipment purchases of approximately $106.9 million and $100.1 million, respectively.

We often finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 84 months. At December 31, 2020, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $250.6 million. These installment notes are payable in monthly installments, ranging from 36 monthly installments to 84 monthly installments, at a weighted average interest rate of 3.30%. At December 31, 2019, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $224.8 million. These installment notes were payable in monthly installments, ranging from 36 to 84 months at a weighted average interest rate of 3.65%.

In order to maintain our truck and trailer fleet count, it is often necessary to purchase replacement units and place them in service before trade units are removed from service. The timing of this process often requires the Company to pay for new units without any reduction in price for trade units. In this situation, the Company later receives payment for the trade units as they are delivered to the equipment vendor and have passed vendor inspection. During the twelve months ended December 31, 2020 and 2019, the Company received approximately $14.8 million and $11.2 million, respectively, for units delivered for trade.

During 2020, we maintained a revolving line of credit with a borrowing limit of $60.0 million. Under this credit facility, amounts outstanding under the line bear interest at LIBOR (determined as of the first day of each month) plus 1.25% (1.40% at December 31, 2020), are secured by our trade accounts receivable and mature on July 1, 2022. The credit facility also establishes an “unused fee” of 0.25% if average borrowings are less than $18.0 million. At December 31, 2020 outstanding advances on the line of credit were approximately $18.6 million, including approximately $0.3 million in letters of credit, with availability to borrow $41.4 million.

During 2020, we borrowed $17.6 million under a ten-year term loan to refinance our purchase during the first quarter of 2020 of a terminal in Laredo, Texas, which was initially financed using funds from our line of credit. The term loan bears interest at a fixed rate of 3.02% and is secured by a mortgage and assignment of rents on the Laredo terminal property.

Trade accounts receivable increased from $61.8 million at December 31, 2019 to $77.7 million at December 31, 2020. The increase relates to a general increase in freight revenue and fuel surcharge revenue, which flows through the accounts receivable account, during the fourth quarter of 2020 as compared to the freight revenue and fuel surcharge revenue generated during the fourth quarter of 2019.

Prepaid expenses and deposits increased from $8.7 million at December 31, 2019 to $10.2 million at December 31, 2020. The increase primarily relates to an increase in prepaid taxes and licenses.

Marketable equity securities at December 31, 2020 decreased approximately $1.6 million as compared to December 31, 2019. The decrease resulted from sales of marketable equity securities of approximately $2.0 million and a decrease in the market value of the remaining portfolio of approximately $3.5 million, offset by purchases of marketable equity securities of $3.9 million. At December 31, 2020, the remaining marketable equity securities have a combined cost basis of approximately $25.8 million and a combined fair market value of approximately $27.9 million. The Company has developed a strategy to invest in securities from which it expects to receive dividends that qualify for favorable tax treatment, as well as appreciate in value. During 2020, the Company received dividends of approximately $1.3 million. The holding term of these securities depends largely on the general economic environment, the equity markets, borrowing rates, and the Company's cash requirements.

Land increased from $7.2 million at December 31, 2019 to $18.5 million at December 31, 2020. The increase relates primarily to the purchase of an additional terminal location in Laredo, Texas for approximately $20 million, of which $8.8 million was allocated to land. In addition, we purchased $2.5 million of land in Nuevo Laredo, Mexico for future growth in our cross border business.

Structures and improvements increased from $20.2 million at December 31, 2019 to $32.3 million at December 31, 2020. The increase relates primarily to the purchase of an additional terminal location in Laredo, Texas for approximately $20 million, of which $10.9 million was allocated to the terminal buildings.

Revenue equipment at December 31, 2020, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units and auxiliary power units, increased approximately $67.9 million as compared to December 31, 2019. The increase relates primarily to overall fleet growth of company-owned trucks and trailers utilized by the company at December 31, 2020 compared to December 31, 2019 and to the higher purchase price of new trucks and trailers compared to the trucks and trailers which are being replaced and sold. Also contributing to the increase was a delay in the surrender of trade trucks in exchange for the new replacement trucks. These delayed trades will be surrendered when payment is received during 2021 which will reduce the balance in both the Revenue equipment and Accumulated depreciation category.

Accounts payable increased from $16.6 million at December 31, 2019 to $46.1 million at December 31, 2020. This increase was primarily attributable to extended payment terms with certain suppliers. Also contributing to the increase was a $8.7 million increase in amounts accrued for fixed asset purchases from $0.4 million at the end of 2019 to $9.1 million at the end of 2020. In addition, $5.0 million of the increase was related to an increase in bank overdrafts outstanding, from $2.6 million at December 31, 2019 to $7.6 million at December 31, 2020. Accounts payable accruals can vary significantly at the end of each reporting period depending on the timing of the actual date of payment in relation to the last day of the reporting period.

Accrued expenses and other liabilities decreased from $40.6 million at December 31, 2019 to $26.6 million at December 31, 2020. The decrease was primarily related to the payment of certain litigation settlements recorded during 2019 and paid for during 2020. See “Item 3. Legal Proceedings” for more information regarding litigation.

Current maturities of long term-debt and long-term debt fluctuations are reviewed on an aggregate basis as the classification of amounts in each category are typically affected merely by the passage of time. Current maturities of long-term debt and long-term debt, on an aggregate basis, at December 31, 2020, increased approximately $44.3 million as compared to December 31, 2019. The increase was related to additional borrowings on our revolving line of credit and under installment notes entered into during 2020, net of the principal portion of scheduled installment note payments made during 2020.

For 2021, we expect to purchase 125 new trucks while continuing to sell or trade equipment that has reached the end of its life cycle, which we expect to result in net capital expenditures of approximately $20.5 million. Management believes we will be able to finance our existing needs for working capital over the next twelve months, as well as acquisitions of revenue equipment and any other asset acquisitions or capital transactions during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our anticipated future cash flows and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Contractual Obligations and Commercial Commitments

The following table sets forth the Company's contractual obligations and commercial commitments as of December 31, 2020:

	Payments due by period (in thousands)
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years

Long-term debt (1)	$288,676	$66,068	$125,985	$86,119	$10,504
Operating leases (2)	1,840	842	884	114	-
Total	$290,516	$66,910	$126,869	$86,233	$10,504

(1)	Including interest.
(2)	Represents building, facilities, and drop yard operating leases.

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

Accounts receivable and current expected credit losses. Accounts receivable are presented in the Company’s consolidated financial statements net of current expected credit losses. Management estimates expected credit losses based upon an evaluation of the aging of our customer receivables and historical write-offs, as well as other trends and factors surrounding the credit risk of specific customers. The Company continually updates the history it uses to make these estimates so as to reflect the most recent trends, factors and other information available. In order to gather information regarding these trends and factors, the Company also performs ongoing credit evaluations of its customers. Customer receivables are considered to be past due when payment has not been received by the invoice due date. Write-offs occur when we determine an account to be uncollectible and could differ from the current expected credit losses estimate as a result of a number of factors, including unanticipated changes in the overall economic environment or factors and risks surrounding a particular customer. Management believes its methodology for estimating current expected credit losses to be reliable; however, additional credit losses may be incurred if the financial condition of our customers were to deteriorate and could have a material effect on the Company’s consolidated financial statements.

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

Significantly all of the Company’s cash flows from operations are generated by trucks and trailers, and as such, the cost of other long-lived assets are funded by those operations. Therefore, management tests for the recoverability of all of the Company’s long-lived assets as a single group at the entity level and examines the forecasted future cash flows generated by trucks and trailers, including their eventual disposition, to determine if those cash flows exceed the carrying value of the long-lived assets. Forecasted cash flows are estimated using assumptions about future operations. To the extent that facts and circumstances change in the future, our estimates of future cash flows may also change either positively or negatively. In light of the Company’s market capitalization during 2020 and net operating profits of the Company for the years ended December 31, 2020 and 2019, no impairment indicators existed which required management to test the Company’s long-lived assets for recoverability as of December 31, 2020. As such, no impairment losses were recorded during 2020.

Claims accruals. The Company is self-insured for health and workers' compensation benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred but not reported (IBNR) claims. IBNR claims are estimated using historical lag information and other data either provided by outside claims administrators or developed internally. Actual claims payments may differ from management’s estimates as a result of a number of factors, including evaluation of severity, increases in legal or medical costs, and other case-specific factors. The actual claims payments are charged against the Company’s recorded accrued claims liabilities and have been historically reasonable with respect to the estimates of the liabilities made under the Company’s methodology. However, the estimation process is generally subjective, and to the extent that future actual results materially differ from original estimates made by management, adjustments to recorded accruals may be necessary which could have a material effect on the Company’s consolidated financial statements. Based upon our 2020 health and workers' compensation expenses, a 10% increase in both claims incurred and IBNR claims would increase our annual health and workers' compensation expenses by approximately $0.6 million.

On September 1, 2020, the Company elected to become self-insured for certain layers of auto liability claims in excess of $2.0 million. The Company specifically reserves for claims that are expected to exceed $2.0 million when fully developed, based on the facts and circumstances of those claims.

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. Significant management judgment is required as it relates to future taxable income, future capital gains, tax settlements, valuation allowances, and the Company’s ability to utilize tax loss and credit carryforwards. As of December 31, 2020, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

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

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities decreased to $27.9 million at December 31, 2020 from $29.5 million at December 31, 2019. The decrease resulted from sales of marketable equity securities of approximately $2.0 million and a decrease in market value of the portfolio of approximately $3.5 million, partially offset by purchases of marketable equity securities of approximately $3.9 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $2.8 million. For additional information with respect to the marketable equity securities, see “Item 8. Financial Statements and Supplementary Data, Note 4 to the Consolidated Financial Statements – Marketable Equity Securities.”

Interest Rate Risk

Our line of credit bears interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are affected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $18.0 million of variable rate debt was outstanding under our line of credit for a full fiscal year, a hypothetical 100 basis point increase in LIBOR would result in approximately $180,000 of additional interest expense.

Commodity Price Risk

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our 2020 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by approximately $3.7 million.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk related to the activities of our branch office located in Mexico. Currently, we do not hedge our exchange rate exposure through any currency forward contracts, currency options, or currency swaps as all of our revenues, and substantially all of our expenses and capital expenditures are transacted in U.S. dollars. However, certain operating expenditures and capital purchases related to our Mexico branch office are incurred within or exposed to fluctuations in the exchange rate between the U.S. dollar and the Mexican peso. Based on 2020 expenditures denominated in pesos, a 10% decrease in the exchange rate would increase our annual operating expenses by approximately $208,000. Foreign currency exchange rates did not have a material impact to our financial condition, results of operations or cash flows for the years ended December 31, 2020 or 2019.

Item 8. Financial Statements and Supplementary Data.

The following statements are filed with this report:

Report of Independent Registered Public Accounting Firm – Grant Thornton LLP

Consolidated Balance Sheets - December 31, 2020 and 2019

Consolidated Statements of Operations - Years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Comprehensive Income - Years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows - Years ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

P.A.M. Transportation Services, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 5, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Claims Liabilities

As described further in Note 6 to the consolidated financial statements, the Company is self-insured for a portion of its risk related to auto liability and workers’ compensation. Self-insurance results when the Company insures itself by maintaining funds to cover possible losses rather than by purchasing an insurance policy. The Company accrues for the cost of the self-insured portion of unpaid claims by evaluating the nature and severity of individual claims and by estimating future claims development based upon historical development trends. The actual cost to settle self-insured claim liabilities may differ from the Company’s reserve estimates due to legal costs, claims that have been incurred but not reported, and various other uncertainties.

We identified the estimation of auto liability and workers’ compensation claims accruals subject to exposure at claim dollar value layers ranging from $1.0 to $2.0 million depending on the specific coverages for auto liability, workers' compensation claims subject to self-insurer retention of $0.5 million, as a critical audit matter. Auto liability and workers’ compensation unpaid claim liabilities are determined by projecting the estimated loss related to a claim, less actual costs paid to date. These estimates rely on the assumption that historical claim patterns are an accurate representation for future claims that have been incurred but not completely paid. The principal considerations for assessing auto liability and workers’ compensation claims as a critical audit matter are the high level of estimation uncertainty related to determining the severity of these types of claims, as well as the inherent subjectivity in management’s judgment in estimating the total costs to settle or dispose of these claims.

Our audit procedures related to this critical audit matter included the following, among others:

•	We tested the design and operating effectiveness of controls over auto liability and workers’ compensation claims, including the completeness and accuracy of claim expenses and payments.

•

We tested management’s process for determining the auto liability and workers’ compensation accrual, including evaluating the reasonableness of the methods and assumptions used in estimating the ultimate claim losses with the assistance of an internal specialist.

•	We tested the claims data used in the reserve calculation by inspecting source documents to test key attributes of the claims data.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Tulsa, Oklahoma

March 5, 2021

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2020 AND 2019 (in thousands, except share and per share data)

ASSETS	2020	2019

CURRENT ASSETS:
Cash and cash equivalents	$337	$318
Accounts receivable—net:
Trade, less current estimated credit loss of $3,482 and $2,952, respectively	77,731	61,784
Other	5,127	3,769
Inventories	1,345	1,327
Prepaid expenses and deposits	10,172	8,669
Marketable equity securities	27,941	29,521
Income taxes refundable	868	504

Total current assets	123,521	105,892

PROPERTY AND EQUIPMENT:
Land	18,486	7,246
Structures and improvements	32,275	20,204
Revenue equipment	592,476	524,527
Office furniture and equipment	10,439	11,185

Total property and equipment	653,676	563,162

Accumulated depreciation	(202,851)	(175,887)

Net property and equipment	450,825	387,275

OTHER ASSETS	4,246	4,842

TOTAL ASSETS	$578,592	$498,009

(Continued)

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2020 AND 2019 (in thousands, except share and per share data)

	2020	2019
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$46,102	$16,597
Accrued expenses and other liabilities	26,601	40,610
Current maturities of long-term debt	57,776	67,637

Total current liabilities	130,479	124,845

Long-term debt—less current portion	228,330	174,187
Deferred income taxes	68,883	63,522
Other long-term liabilities	919	1,481

Total liabilities	428,611	364,034

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,695,719 and 11,656,160 shares issued; 5,727,895 and 5,748,897 shares outstanding at December 31, 2020 and 2019, respectively	117	117
Additional paid-in capital	84,148	83,688
Accumulated Other Comprehensive Income	-	-
Treasury stock, at cost; 5,967,824 and 5,907,263 shares at December 31, 2020 and 2019, respectively	(159,118)	(156,837)
Retained earnings	224,834	207,007

Total stockholders’ equity	149,981	133,975

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$578,592	$498,009

(Concluded)
See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018 (in thousands, except per share data)

	2020	2019	2018
OPERATING REVENUES:
Revenue, before fuel surcharge	$438,987	$439,511	$445,855
Fuel surcharge	47,838	74,666	87,406

Total operating revenues	486,825	514,177	533,261

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	124,098	129,738	119,819
Operating supplies and expenses	84,275	98,420	93,130
Rents and purchased transportation	165,984	168,399	201,455
Depreciation	56,168	55,107	49,387
Insurance and claims	8,866	35,622	17,191
Other	13,138	13,761	11,983
Loss (gain) on disposition of equipment	373	583	(1,306)

Total operating expenses and costs	452,902	501,630	491,659

OPERATING INCOME	33,923	12,547	41,602

NON-OPERATING (EXPENSE) INCOME	(1,699)	6,222	(4,016)
INTEREST EXPENSE	(8,815)	(8,654)	(6,245)

INCOME BEFORE INCOME TAXES	23,409	10,115	31,341

FEDERAL & STATE INCOME TAX EXPENSE:
Current	220	590	141
Deferred	5,362	1,625	7,206

Total federal & state income tax expense	5,582	2,215	7,347

NET INCOME	$17,827	$7,900	$23,994

EARNINGS PER COMMON SHARE:
Basic	$3.10	$1.35	$3.94
Diluted	$3.09	$1.34	$3.90

AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,752	5,832	6,083
Diluted	5,768	5,880	6,159

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018 (in thousands)

	2020	2019	2018

NET INCOME	$17,827	$7,900	$23,994

Other comprehensive income, net of tax:

Other comprehensive income (1)	-	-	-

COMPREHENSIVE INCOME	$17,827	$7,900	$23,994

_______________
(1) Other comprehensive income for 2020, 2019 and 2018 was $0, $0, and $0, respectively.

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018 (in thousands, except per share data)
	Common Stock Shares / Amount		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Retained Earnings	Total

BALANCE— January 1, 2018	6,161	$115	$81,559	$7,444	$(129,183)	$167,669	$127,604

Net income						23,994	23,994
Exercise of stock options-shares issued including tax benefits	45	1	485				486
Restricted stock issued	38
Treasury stock repurchases	(287)				(13,369)		(13,369)
Share-based compensation			732				732
Cumulative effect adjustment – ASU 2016-01				(7,444)		7,444	-

BALANCE— December 31, 2018	5,957	$116	$82,776	$0	$(142,552)	$199,107	$139,447

Net income						7,900	7,900
Restricted stock issued	44	1					1
Treasury stock repurchases	(252)				(14,285)		(14,285)
Share-based compensation			912				912

BALANCE— December 31, 2019	5,749	$117	$83,688	$0	$(156,837)	$207,007	$133,975

Net income						17,827	17,827
Restricted stock issued	40
Treasury stock repurchases	(61)				(2,281)		(2,281)
Share-based compensation			460				460

BALANCE— December 31, 2020	5,728	$117	$84,148	$0	$(159,118)	$224,834	$149,981

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018 (in thousands)
	2020	2019	2018
OPERATING ACTIVITIES:
Net income	$17,827	$7,900	$23,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,168	55,107	49,387
Bad debt expense	530	728	889
Stock compensation—net of excess tax benefits	460	912	732
Provision for deferred income taxes	5,362	1,625	7,206
Recognized loss (gain) on marketable equity securities	3,463	(4,753)	5,388
Loss (gain) on sale or disposal of equipment	373	583	(1,306)
Changes in operating assets and liabilities:
Accounts receivable	(17,835)	884	(5,970)
Prepaid expenses, deposits, inventories, and other assets	(1,780)	1,865	(137)
Income taxes refundable	(60)	1,372	(76)
Trade accounts payable	20,880	(2,233)	1,731
Accrued expenses and other liabilities	(17,798)	20,307	509
Net cash provided by operating activities	67,590	84,297	82,347

INVESTING ACTIVITIES:
Purchases of property and equipment	(48,226)	(79,354)	(73,882)
Proceeds from disposition of equipment	17,418	14,263	24,904
Sales of marketable equity securities	2,039	2,984	1,045
Purchases of marketable equity securities, net of return of capital	(3,923)	(203)	(7,318)
Net cash used in investing activities	(32,692)	(62,310)	(55,251)

FINANCING ACTIVITIES:
Borrowings under line of credit	517,668	590,902	615,612
Repayments under line of credit	(516,468)	(584,047)	(605,419)
Borrowings of long-term debt	26,837	60,203	52,717
Repayments of long-term debt	(64,411)	(70,917)	(82,442)
Borrowings under margin account	7,068	527	7,584
Repayments under margin account	(3,292)	(4,334)	(2,206)
Repurchases of treasury stock	(2,281)	(14,285)	(13,369)
Proceeds from exercise of stock options	-	-	485
Net cash used in financing activities	(34,879)	(21,951)	(27,038)

NET INCREASE IN CASH AND CASH EQUIVALENTS	19	36	58

CASH AND CASH EQUIVALENTS—Beginning of year	318	282	224
CASH AND CASH EQUIVALENTS—End of year	$337	$318	$282

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid during the period for:
Interest	$8,798	$8,612	$6,095
Income taxes	$281	$671	$217

NONCASH INVESTING AND FINANCING ACTIVITIES—
Purchases of revenue equipment included in accounts payable	$9,050	$366	$1,597

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

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

Use of Estimates–The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. The Company periodically reviews these estimates and assumptions. The most significant estimates that affect our financial statements include accrued liabilities for insurance claims, legal reserves, useful lives and salvage values for property and equipment, current expected credit losses, and estimates for income taxes. The Company's estimates were based on its historical experience and various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents–The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At times cash held at banks may exceed FDIC insured limits.

Accounts Receivable and Current Expected Credit Losses–Accounts receivable are presented in the Company’s consolidated financial statements net of current expected credit losses. Management estimates current expected credit losses based upon an evaluation of the aging of our customer receivables and historical write-offs, as well as other trends and factors surrounding the credit risk of specific customers. The Company continually updates the history it uses to make these estimates so as to reflect the most recent trends, factors and other information available. In order to gather information regarding these trends and factors, the Company also performs ongoing credit evaluations of its customers. Customer receivables are considered to be past due when payment has not been received by the invoice due date. Write-offs occur when management determines an account to be uncollectible and could differ from the current expected credit losses estimate as a result of a number of factors, including unanticipated changes in the overall economic environment or factors and risks surrounding a particular customer. Management believes its methodology for estimating current expected credit losses to be reliable and consistent with prior periods. However, additional credit losses may be incurred if the financial condition of our customers were to deteriorate, and could have a material effect on the Company’s consolidated financial statements in future periods.

Bank Overdrafts–The Company classifies bank overdrafts in current liabilities as accounts payable and does not offset other positive bank account balances located at the same or other financial institutions. Bank overdrafts generally represent checks written that have not yet cleared the Company’s bank accounts. The majority of the Company’s bank accounts are zero balance accounts that are funded at the time items clear against the account by drawings against a line of credit; therefore, the outstanding checks represent bank overdrafts. Because the recipients of these checks have generally not yet received payment, the Company continues to classify bank overdrafts as accounts payable. Bank overdrafts are classified as changes in accounts payable in the cash flows from operating activities section of the Company’s Consolidated Statement of Cash Flows. Bank overdrafts as of December 31, 2020 and 2019 were approximately $7,638,000 and $2,572,000, respectively.

Accounts Receivable Other–The components of accounts receivable other consist primarily of amounts representing company driver advances, independent contractor advances, and equipment manufacturer warranties. Advances receivable from company drivers as of December 31, 2020 and 2019, were approximately $136,000 and $211,000, respectively. Accounts receivable from independent contractors as of December 31, 2020 and 2019, were approximately $614,000 and $1,381,000, respectively. Independent contractors are allowed to purchase items such as fuel, repairs and tolls on Company accounts in order to share in favorable pricing negotiated by the Company. Independent contractors and trip lease carriers are also allowed to receive advances for a portion of the revenue that they expect to receive for loads that they transport for the Company.

Marketable Equity Securities– The Company’s investment in marketable equity securities is accounted for in accordance with ASC Topic 321, (“ASC Topic 321”), Investments - Equity Securities. ASC Topic 321 requires companies to measure equity investments at fair value, with changes in fair value recognized in net income. The Company’s investments in marketable securities consist of equity securities with readily determinable fair values. The cost of securities sold is based on the specific identification method. Realized and unrealized gains and losses, interest and dividends on marketable equity securities are included in non-operating income (expense) in our consolidated statements of operations.

For additional information with respect to marketable equity securities, see Note 4 – Marketable Equity Securities.

Impairment of Long-Lived Assets–The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the long-lived asset is not recoverable, and it exceeds its fair value. For long-lived assets classified as held and used, if the carrying value of the long-lived asset exceeds the sum of the future net undiscounted cash flows, it is not recoverable. No impairment losses were recorded during 2020 or 2019.

Property and Equipment–Property and equipment is recorded at historical cost, less accumulated depreciation. For financial reporting purposes, the cost of such property is depreciated principally by the straight-line method. For tax reporting purposes, accelerated depreciation or applicable cost recovery methods are used. Depreciation is recognized over the estimated asset life, considering the estimated salvage value of the asset. Such salvage values are based on estimates using expected market values for used equipment and the estimated time of disposal which in many cases include guaranteed residual values by the manufacturers. Gains and losses are reflected in the year of disposal. The following is a table reflecting estimated ranges of asset useful lives by major class of depreciable assets:

Asset Class	Estimated Asset Life (in years)

Service vehicles	3	-	5
Office furniture and equipment	3	-	7
Revenue equipment	3	-	8
Structures and improvements	5	-	40

The Company’s management periodically evaluates whether changes to estimated useful lives and/or salvage values are necessary to ensure its estimates accurately reflect the economic use of the assets. During 2020 and 2019, management determined that an adjustment to the estimated useful lives or salvage values of trucks or trailers was not necessary based on such an evaluation.

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

Advertising Expense–Advertising costs are expensed as incurred and totaled approximately $1,102,000, $1,269,000 and $1,234,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

Repairs and Maintenance–Repairs and maintenance costs are expensed as incurred.

Self-Insurance Liability–A liability is recognized for known health, workers’ compensation, cargo damage, property damage, and auto liability damage claims. An estimate of the incurred but not reported claims for each type of liability is made based on historical claims made, estimated frequency of occurrence, and considering changing factors that contribute to the overall cost of insurance. See Note 6 – Claims Liabilities for more information regarding insurance and claims liability.

Income Taxes–The Company applies the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. See Note 12 – Federal and State Income Taxes for more information regarding income taxes.

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2020 and 2019, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

Revenue Recognition– Revenue is recognized over time as the freight progresses towards its destination and the transportation service obligation is fulfilled. For loads picked up during the reporting period, but delivered in a subsequent reporting period, revenue is allocated to each period based on the transit time in each period as a percentage of total transit time. There are no assets or liabilities recorded in conjunction with revenue recognized, other than accounts receivable and current expected credit losses.

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

Reporting Segments–The Company's operations are all in the motor carrier segment and are aggregated into a single reporting segment in accordance with the aggregation criteria under United States generally accepted accounting principles (“GAAP”). The Company provides truckload transportation services as well as brokerage and logistics services to customers throughout the United States and portions of Canada and Mexico. Truckload transportation services revenues, excluding fuel surcharges, represented 76.9%, 82.7% and 80.0% of total revenues, excluding fuel surcharges, for the twelve months ended December 31, 2020, 2019 and 2018, respectively. Remaining revenues, excluding fuel surcharges, for each respective year were generated by brokerage and logistics services.

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

Risks and Uncertainties (COVID-19)– In March 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy.  In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from COVID-19, we are currently unable to fully determine its future impact on our business.  We continue to monitor the progression of the pandemic, further government responses and development of treatments and vaccines and the resulting potential effect on our financial position, results of operations, cash flows and liquidity.  These events could have an impact in future periods on certain estimates used in the preparation of our financial results, including, but not limited to impairment of goodwill, other intangible assets and other long-lived assets, income tax provision and recoverability of certain receivables.  Should the pandemic continue for an even further extended period of time, the impact on our operations could have a material adverse effect on our financial condition, results of operations, cash flows and liquidity.

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

Recent Accounting Pronouncements– In June 2016, the FASB issued ASU No. 2016-13, (“ASU 2016-13”), Accounting for Credit Losses (Topic 326). ASU 2016-13 requires the use of an “expected loss” model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to the amortized cost of the securities. For smaller reporting companies, ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after  December 15, 2022, with early adoption permitted. The adoption of this guidance on  January 1, 2020 did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

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

Revenue is recognized over time as the freight progresses towards its destination and the transportation service obligation is fulfilled. For loads picked up during the reporting period, but delivered in a subsequent reporting period, revenue is allocated to each period based on the transit time in each period as a percentage of total transit time. There are no assets or liabilities recorded in conjunction with revenue recognized, other than accounts receivable and current estimated credit losses.

3.	TRADE ACCOUNTS RECEIVABLE

The Company's receivables result primarily from the sale of transportation and logistics services. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Accounts receivable, which consist of both billed and unbilled receivables, are presented net of current estimated credit losses. Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectability. Accounts receivable balances consist of the following components as of December 31, 2020 and 2019:

	2020	2019
	(in thousands)

Billed	$68,584	$57,495
Unbilled	12,629	7,241
Current estimated credit losses	(3,482)	(2,952)

Total accounts receivable—net	$77,731	$61,784

An analysis of changes in current estimated credit losses for the years ended December 31, 2020, 2019, and 2018 follows:

	2020	2019	2018
	(in thousands)

Balance—beginning of year	$2,952	$2,224	$1,335
Provision for bad debts	530	728	889
Charge-offs	-	-	-
Recoveries	-	-	-
Balance—end of year	$3,482	$2,952	$2,224

4.	MARKETABLE EQUITY SECURITIES

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

The following table sets forth cost, market value and unrealized gain on equity securities classified as available-for-sale as of December 31, 2020 and 2019.

	2020	2019
	(in thousands)
Available-for-sale securities:
Fair market value	$27,941	$29,521
Cost	25,860	24,156
Unrealized gain	$2,081	$5,365

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of December 31, 2020 and 2019.

	2020	2019
	(in thousands)
Available-for-sale securities:
Gross unrealized gains	$7,048	$7,808
Gross unrealized losses	4,967	2,443
Net unrealized gains	$2,081	$5,365

For the years ended December 31, 2020, 2019 and 2018, the Company recognized dividends of approximately $1,266,000, $1,309,000, and $1,171,000 in non-operating income in its statements of operations, respectively.

The following table shows the Company’s net realized (losses) gains during 2020, 2019 and 2018 on certain marketable equity securities.

	2020	2019	2018
	(in thousands)
Realized (losses) gains:
Sale proceeds	$2,039	$2,984	$1,044
Cost of securities sold	2,216	1,929	669

Realized (losses) / gains	$(177)	$1,055	$375

Realized (losses) / gains, net of taxes	$(90)	$815	$278

At December 31, 2020, the Company’s investments’ approximate fair value of securities in a loss position and related gross unrealized losses were $10,221,000 and $4,967,000, respectively. At December 31, 2019, the Company’s investments’ approximate fair value of securities in a loss position and related gross unrealized losses were $8,587,000 and $2,443,000, respectively.

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of December 31, 2020 and 2019, the Company had outstanding borrowings of $11,251,000 and $7,474,000 under its margin account, respectively, which is reflected in accrued expenses. The interest rates on margin account borrowings were 0.75% and 2.40% as of December 31, 2020 and 2019, respectively.

5.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at December 31 are summarized as follows:

	2020	2019
	(in thousands)

Payroll	$1,621	$2,226
Accrued vacation	835	2,191
Taxes—other than income	6,881	2,719
Interest	301	284
Driver escrows	1,782	2,211
Margin account borrowings	11,251	7,474
Self-insurance claims	3,303	2,988
Legal reserves	-	19,901
Current portion of Right-of-Use asset	627	616

Total accrued expenses and other liabilities	$26,601	$40,610

The Company’s accounts payable of $46,102,000 includes $9,050,000 in payables for purchases of revenue equipment.

6.	CLAIMS LIABILITIES

The Company maintains cargo insurance coverage to protect it from certain business risks. This policy has a per occurrence deductible of $10,000.

On September 1, 2020, the Company elected to become self-insured for certain layers of auto liability claims in excess of $2.0 million. Between September 1, 2019 and August 31, 2020, the Company was self-insured for certain layers of auto liability claims in excess of $1.0 million. Prior to September 1, 2019, the Company maintained auto liability insurance coverage for these layers. The Company currently specifically reserves for claims that are expected to exceed $2.0 million when fully developed, based on the facts and circumstances of those claims.

The Company maintains workers’ compensation coverage in Arkansas, Florida, Ohio, Oklahoma, and Mississippi with a $0.5 million self-insured retention and a $0.5 million per occurrence excess policy. The Company has elected to opt out of workers’ compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has accrued for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers’ compensation claims. Letters of credit aggregating approximately $310,000 and certificates of deposit totaling $300,000 are held by banks as security for workers’ compensation claims. The Company self-insures for employee health claims with a stop loss of $350,000 per covered employee per year and estimates its liability for claims outstanding and claims incurred but not reported. See Note 5 – Accrued Expenses and Other Liabilities for additional information regarding self-insurance claims liabilities.

7.	LONG-TERM DEBT

Long-term debt at December 31, consists of the following:

	2020	2019
	(in thousands)
Line of credit with a bank—due July 1, 2022, and collateralized by accounts receivable (1)	18,246	17,047
Equipment financing (2)	250,572	224,777
Real estate financing (3)	17,288	-
Total long-term debt	286,106	241,824
Less current maturities	(57,776)	(67,637)

Long-term debt—net of current maturities	$228,330	$174,187

(1)

Line of credit agreement with a bank provides for maximum borrowings of $60.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of LIBOR as of the first day of the month plus 1.25% (1.40% at December 31, 2020) and are secured by our trade accounts receivable. An “unused fee” of 0.25% is charged if average daily borrowings are less than $18.0 million in a given month. Monthly payments of interest are required under this agreement. Also, under the terms of the agreement the Company must maintain a debt to adjusted EBITDA (earnings before interest, taxes, depreciation, and amortization, excluding gains/losses on equity securities and extraordinary items) ratio of less than 4.00:1. The Company was in compliance with all provisions under this agreement throughout 2020. At December 31, 2020, outstanding advances on the line were approximately $18.6 million, including letters of credit totaling $0.3 million, with availability to borrow $41.4 million. At December 31, 2019, outstanding advances on the line were approximately $17.4 million, including letters of credit totaling $0.4 million.

(2)

Equipment financings consist of installment obligations for revenue equipment purchases, payable in various monthly installments with various maturity dates through September 2026, at a weighted average interest rate of 3.30% as of December 31, 2020 and collateralized by revenue equipment.

(3)

Real estate financing consisting of an installment obligation for the purchase of real estate in Laredo, TX, payable in 120 installments at an interest rate of 3.02% and maturing in August 2030. This obligation is collateralized by the underlying real estate and any rental income generated by the underlying real estate.

The Company has provided letters of credit to third parties totaling approximately $310,000 and $430,000 at December 31, 2020 and December 31, 2019, respectively. The letters are held by these third parties to assist such parties in collection of any amounts due by the Company should the Company default in its commitments to the parties.

Scheduled annual maturities on long-term debt outstanding at December 31, 2020, are:

2021	$57,776
2022	72,681
2023	66,767
2024	43,116
2025	30,596
2026	7,921
Thereafter	7,249

Total	$286,106

8.	NONCASH INVESTING AND FINANCING ACTIVITIES

The Company financed approximately $80.7 million and $24.5 million in equipment purchases during 2020 and 2019, respectively, utilizing noncash financing.

9.	CAPITAL STOCK

The Company's authorized capital stock consists of 40,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. At December 31, 2020, there were 11,695,719 shares of our common stock issued and 5,727,895 shares outstanding. At December 31, 2019, there were 11,656,160 shares of our common stock issued and 5,748,897 shares outstanding. No shares of our preferred stock were issued or outstanding at December 31, 2020 or 2019.

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

Preferred Stock

Preferred stock may be issued from time to time by our Board of Directors, without stockholder approval, in such series and with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or other provisions, as may be fixed by the Board of Directors in the resolution authorizing their issuance. The issuance of preferred stock by the Board of Directors could adversely affect the rights of holders of shares of common stock; for example, the issuance of preferred stock could result in a class of securities outstanding that would have certain preferences with respect to dividends and in liquidation over the common stock, and that could result in a dilution of the voting rights, net income per share and net book value of the common stock. As of December 31, 2020, we have no agreements or understandings for the issuance of any shares of preferred stock.

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

The Company’s stock repurchase program has been extended and expanded several times, most recently in April 2017, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. The Company repurchased 60,561 shares and 58,934 shares of its common stock under this program during 2020 and 2019, respectively.

The Company accounts for Treasury stock using the cost method, and as of December 31, 2020, 5,967,824 shares were held in the treasury at an aggregate cost of approximately $159,118,275.

10.	SEGMENT INFORMATION, SIGNIFICANT CUSTOMERS, INDUSTRY CONCENTRATION AND GEOGRAPHIC AREAS DIVIDENDS

The Company's revenues for 2020, 2019 and 2018 were all generated from operations in the motor carrier segment and are aggregated into a single reporting segment in accordance with the aggregation criteria under GAAP.

The table below presents revenue dollars and percentages by geographic area:

	Year Ended December 31,
	2020		2019		2018
	(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent
United States - domestic shipments	$316,542	66.1	$326,559	63.5	$302,754	56.8
Shipments to or from Mexico	161,412	33.7	186,392	36.3	229,350	43.0
Shipments to or from Canada	1,156	0.2	1,226	0.2	1,157	0.2

Total Operating Revenues	$479,110	100%	$514,177	100%	$533,261	100%

Our five largest customers, for which we provide carrier services covering a number of geographic locations, accounted for approximately 35%, 40% and 42% of our total revenues in 2020, 2019 and 2018, respectively. General Motors Company accounted for approximately 15%, 19% and 13% of our revenues in 2020, 2019 and 2018, respectively. Fiat Chrysler Automobiles accounted for approximately 6%, 9% and 16% of our revenues in 2020, 2019 and 2018, respectively. Ford Motor Company accounted for approximately 5%, 7% and 8% of our revenues in 2020, 2019 and 2018, respectively.

We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. Approximately 30%, 40% and 46% of our revenues were derived from transportation services provided to the automobile industry during 2020, 2019 and 2018, respectively.

Accounts receivable from the three largest customers totaled approximately $25,593,000 and $31,327,000 at December 31, 2020 and 2019, respectively.

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

Significant components of the Company’s deferred tax liabilities and assets at December 31 are as follows:

	2020	2019
	(in thousands)

Deferred tax liabilities:
Property and equipment	$100,736	$83,453
Unrealized gains on securities	2,580	2,580
Prepaid expenses and other	2,599	2,193

Total deferred tax liabilities	105,915	88,226

Deferred tax assets:
Current expected credit losses	896	760
Tax credit carryforwards	988	988
Compensated absences	189	512
Self-insurance allowances	674	5,630
Marketable equity securities	2,129	1,253
Net operating loss carryover	32,031	15,364
Other	125	197

Total deferred tax assets	37,032	24,704

Net deferred tax liability	$68,883	$63,522

The reconciliation between the effective income tax rate and the statutory Federal income tax rate for the years ended December 31, 2020, 2019 and 2018 is presented in the following table:

	2020		2019		2018
	(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent

Federal income tax at statutory rate	$4,916	21.0	$2,124	21.0	$6,582	21.0
Nondeductible per diem and meals	321	1.4	-	-	-	-
Other nondeductible expenses, net	-	-	342	3.4	80	0.2
State income taxes/other, net	345	1.5	(251)	(2.5)	685	2.2

Total income tax expense	$5,582	23.9	$2,215	21.9	$7,347	23.4

The provision (benefit) for income taxes consisted of the following:

	2020	2019	2018
	(in thousands)
Current:
Federal	$(62)	$(56)	$(48)
State	282	646	189
Total current income tax provision	220	590	141
Deferred:
Federal	4,860	2,177	6,185
State	502	(552)	1,021
Total deferred income tax provision	5,362	1,625	7,206

Total income tax provision expense	$5,582	$2,215	$7,347

In March 2020, the President of the United States signed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), to stabilize the economy during the coronavirus pandemic. The CARES Act temporarily suspends and modifies certain tax laws established by the TCJA, including, but not limited to, modifications to net operating loss limitations, business interest limitations and alternative minimum tax. The CARES Act did not have a material impact on the Company’s current year provision or the Company’s consolidated financial statements.

The Company has general business credits of approximately $988,000 at December 31, 2018, which begin to expire after the year 2030. The Company also has net operating loss carryovers for federal income purposes of approximately $59,715,000 of which $30,835,000 will begin to expire after the year 2030 while the remaining balance does not expire and can be carried forward indefinitely.

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2020 and 2019, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of December 31, 2020, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During 2020 and 2019, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which the Company operates generally provide for a deficiency assessment statute of limitation period of three years, and as a result, the Company’s tax years 2017 and forward remain open to examination in those jurisdictions.

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

In January 2020, the Company granted 7,000 shares of common stock to certain key employees. These restricted stock awards have a grant date fair value of $56.45 per share, based on the closing price of the Company’s stock on the date of grant, and vest on the four year anniversary date of the award.

In March 2020, the Company granted 2,608 shares of common stock to non-employee directors. These stock awards have a grant date fair value of $30.75 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately.

In April 2020, the Company granted 242 shares of common stock to a non-employee director. This stock award has a grant date fair value of $41.40 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately.

In August 2020, the Company granted 40,000 restricted shares of common stock to the Company’s Chief Executive Officer. This restricted stock award has a grant date fair value of $35.37, based on the closing price of the Company’s stock on the date of grant, and will vest in increments of 5,000 shares each in 2022, 2023, 2024 and 2027 and 10,000 shares each in 2025 and 2026.

In August 2020, the Company granted 13,332 shares of common stock to certain key employees. These restricted stock awards have a grant date fair value of $30.25 per share, based on the closing price of the Company’s stock on the date of grant, and vest on the four year anniversary date of the award.

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

During 2020 and 2019, there were no grants of stock options and there were no outstanding stock options at December 31, 2020 or December 31, 2019. At December 31, 2020, approximately 362,000 shares were available for granting future options or restricted stock.

The grant date fair value of stock and stock options vested during 2020, 2019 and 2018 was approximately $759,000, $953,000 and $719,000, respectively. Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $461,000 during 2020 and includes approximately $90,000 recognized as a result of the grant of 326 shares of stock to eight non-employee directors during the first quarter of 2020 and 242 shares of stock to one non-employee director during the second quarter of 2020. The Company recognized a total income tax benefit of approximately $100,000 related to stock-based compensation expense during 2020. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.06 during 2020. As of December 31, 2020, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $2,077,000 which is being amortized over the remaining vesting period. As a result, the Company expects to recognize the following approximate amounts of additional compensation expense related to unvested restricted stock awards during each of the years indicated:

2021	$342,000
2022	$375,000
2023	$310,000
2024	$297,000
2025	$354,000
2026	$288,000
2027	$111,000

Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $912,000 during 2019 and included approximately $100,000 recognized as a result of the grant of 205 shares of stock to each non-employee director during the first quarter of 2019. The Company recognized a total income tax benefit of approximately $200,000 related to stock-based compensation expense during 2019. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.12 during 2019.

Total pre-tax stock-based compensation expense, recognized in Salaries, wages and benefits was approximately $732,000 during 2018 and included approximately $70,000 recognized as a result of the grant of 276 shares of stock to each non-employee director during the first quarter of 2018. The Company recognized a total income tax benefit of approximately $172,000 related to stock-based compensation expense during 2018. The recognition of stock-based compensation expense decreased diluted and basic earnings per common share by approximately $0.09 and $0.10, respectively, during 2018.

Transactions in stock options under these plans are summarized as follows:

	Shares Under Option	Weighted- Average Exercise Price
Outstanding—January 1, 2018:	45,068	$10.79
Granted	-	-
Exercised	(45,005)	10.79
Canceled	(63)	11.22
Outstanding—December 31, 2018:	-	$-
Granted	-	-
Exercised	-	-
Canceled	-	-
Outstanding—December 31, 2019:	-	$-
Granted	-	-
Exercised	-	-
Canceled	-	-
Outstanding—December 31, 2020:	-	$-
Options exercisable—December 31, 2020:	-	$-

There were no options granted during 2020, 2019, or 2018. The weighted-average grant-date fair value of options canceled, forfeited, or expired during 2018 was $6.34.

The total intrinsic value of options exercised during 2018 were approximately $1,406,000.

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2020 and changes during the year ended December 31, 2020, is presented below:

	Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested—January 1, 2020	55,459	$24.35
Granted	63,182	36.46
Canceled/forfeited/expired	(18,047)	38.25
Vested	(39,559)	19.18
Nonvested—December 31, 2020:	61,035	$36.12

Cash received from option exercises totaled approximately $0, $0 and $485,000 during the years ended December 31, 2020, 2019 and 2018, respectively. The Company issued new shares upon option exercise.

14.	EARNINGS PER SHARE

Basic earnings per common share was computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share was calculated as follows:

	For the Year Ended December 31,
	2020	2019	2018
	(in thousands, except per share data)

Net income	$17,827	$7,900	$23,994

Basic weighted average common shares outstanding	5,752	5,832	6,083
Dilutive effect of common stock equivalents	16	48	76

Diluted weighted average common shares outstanding	5,768	5,880	6,159

Basic earnings per share	$3.10	$1.35	$3.94

Diluted earnings per share	$3.09	$1.34	$3.90

15.	BENEFIT PLAN

The Company sponsors a benefit plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deductible contributions to the plan. The plan provides for employer matching contributions of 50% of each participant’s voluntary contribution up to 3% of the participant’s compensation and vests at the rate of 20% each year until fully vested after five years. Total employer matching contributions to the plan were approximately $190,000, $198,000 and $176,000 in 2020, 2019 and 2018, respectively.

16.	COMMITMENTS AND CONTINGENCIES

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

We are involved in certain claims and pending litigation arising from the ordinary conduct of business. We also provide accruals for claims within our self-insured retention amounts. On September 1, 2019, we elected to become self-insured for certain layers of auto liability claims in excess of $1.0 million for which we previously maintained auto liability insurance coverage. On September 1, 2020, we elected to become self-insured for certain layers of auto liability claims in excess of $2.0 million. We currently specifically reserve for claims that are expected to exceed $2.0 million when fully developed, based on the facts and circumstances of those claims. Based on our knowledge of the facts, and in certain cases, opinions of outside counsel, we believe the resolution of such claims and pending litigation will not have a material effect on our financial position, results of operations or cash flows. However, if we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition, results of operations or cash flows.

Total rental expense, net of amounts reimbursed, for the years ended December 31, 2020, 2019 and 2018 related to truck leases was approximately $0, $0, and $47,000, respectively.

17.	LEASES

Right-of-Use Leases

During 2019, the Company entered into operating leases which include initial terms of approximately five years and which do not include an option for early cancellation. During 2020, the Company did not enter into any new leases with similar provisions. In accordance with the provisions of ASC Topic 842, these leases resulted in the recognition of right-of-use assets and corresponding operating lease liabilities, respectively, valued at $1.5 million as of December 31, 2020. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using the Company’s incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable. The right-of-use assets are recorded in other assets, and the lease liability is recorded in accrued expenses and other liabilities and in other long-term liabilities on our consolidated balance sheet. Lease expense is recorded on a straight-line basis over the lease term and is recorded in rent and purchased transportation in our consolidated statements of operations. While the lease agreements contain provisions to extend after the initial term for an additional five years, the Company is not reasonably certain these extension options will be exercised. Therefore, potential lease payments that might occur under this extension period are not included in amounts recorded in our consolidated balance sheets as of December 31, 2020.

Scheduled amounts and timing of cash flows arising from operating lease payments at December 31, 2020, are:

(in thousands)
Maturity of Lease Liabilities
2021	$627
2022	544
2023	340
2024	114
2025	-
Thereafter	-
Total undiscounted operating lease payments	$1,625
Less: Imputed interest	(79)
Present value of operating lease liabilities	$1,546

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$1,546

Current lease liabilities (recorded in other current liabilities)	$627
Long-term lease liabilities (recorded in other long-term liabilities)	919
Total operating lease liabilities	$1,546

Other Information
Weighted-average remaining lease term for operating leases (in years)	2.81
Weighted-average discount rate for operating leases	3.61%

Cash Flows

Right-of-use assets of $0 and $2.4 million were recognized as non-cash asset additions that resulted from new operating lease liabilities during the years ended December 31, 2020 and December 31, 2019, respectively. Cash paid for amounts included in the present value of right-of-use lease liabilities was $0.6 and $0.3 million during the years ended December 31, 2020 and December 31, 2019, respectively, and is included in operating cash flows.

Cash Paid for Operating Leases

	Twelve Months Ended
	December 31,
	2020	2019

Right-of-Use leases	$552	$255
Short-term leases (1)	2,177	2,214
Total	$2,729	$2,469

(1)	Short-term lease cost includes leases with a term of twelve months or less and leases with options for early cancellation.

Lease Revenue

The Company has a lease-purchase program whereby we offer independent contractors the opportunity to lease a Company-owned truck. The terms associated with these leases require weekly lease payments over the term of the leases which range from 7 to 60 months. The cost and carrying amount of Company-owned trucks in this program at December 31, 2020 were approximately $49,228,000 and $24,708,000, respectively. The cost and carrying amount of the Company-owned trucks in this program at December 31, 2019 were approximately $60,130,000 and $33,757,000, respectively. Payments under this program are classified in the Company’s financial statements under the consolidated statement of operations category Revenue.

Leases in our lease-purchase program expire at various dates through 2025. Payments received under this program are classified in the Company’s financial statements under the consolidated statements of operations category Revenue. Future minimum lease receipts related to these leases at December 31, 2020 and 2019 were approximately $15,242,000 and $18,792,000, respectively. Depreciation is calculated on a straight-line basis over the estimated useful life of the equipment, down to an estimated salvage value. In most cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed by the manufacturer. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal. During the year ended December 31, 2020, the Company incurred $6.2 million of depreciation expense for these assets.

The Company leases dock space to a related party at our Laredo, Texas terminal and warehouse and office space to an unrelated lessee at a second Laredo, Texas terminal. At December 31, 2020, the cost and carrying amount of the facilities leased were approximately $13,738,000 and $12,402,000, respectively. Future minimum lease receipts related to this lease at December 31, 2020 are approximately $705,000. See Note 19 – Related Party Transactions for additional information regarding the Company’s transactions with related persons.

The Company's operating lease revenue is disclosed in the table below.

	Twelve Months Ended
	December 31,
	2020	2019

Leased truck revenue (recorded in revenue, before fuel surcharge)	$6,756	$9,220
Leased building space revenue (recorded in non-operating income)	573	155
Total lease revenue	$7,329	$9,375

Lease Receivable

Future minimum operating lease payments receivable at December 31, 2020:

2021	$6,613
2022	4,774
2023	2,803
2024	1,051
2025	1
Thereafter	-
Total future minimum lease payments receivable	$15,242

Lease Payments to Related Parties

Payments to related parties of $1,129,231 were made for real estate leases during 2020 which include maintenance facilities in one state and trailer drop yards in eleven states. The leases are generally month to month leases with automatic monthly renewal provisions.

During 2020 the Company leased office, shop and parking spaces from various lessors, including a related party. The initial term for the majority of these leases is one year, with an option for early cancellation and an option to renew for subsequent one-month periods. These leases can be terminated by either party by providing notice to the other party of the intent to cancel or to not extend. Relatively short lease durations for these properties are intended to provide flexibility to the Company as changing operational needs and shifting opportunities often result in cancellation or non-renewal of these leases by the Company or the lessor. The minimum operating lease payable under these arrangements was approximately $214,000 as of December 31, 2020.

The Company leases office and shop facilities to a related party. At December 31, 2020, the cost and carrying amount of the facilities leased were approximately $13,738,000 and $12,402,000, respectively. Future minimum lease receipts related to this lease at December 31, 2020 were approximately $12,100.

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

At December 31, 2020 and 2019, the following items are measured at fair value on a recurring basis:

	2020				2019

	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable equity securities	$27,9417,549	$27,941	-	-	$29,521	$29,521	-	-

During 2020 and 2019, there were no transfers of marketable securities between levels of fair value measurement.

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying values and estimated fair values of this other long-term debt at December 31, 2020 and 2019 are summarized as follows:

	2020		2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Long-term debt	$267,860	$268,582	$224,777	$228,449

The Company has not elected the fair value option for any of our financial instruments.

19.	RELATED PARTY TRANSACTIONS

In the normal course of business, transactions for transportation and repair services, equipment, property leases and other services are conducted between the Company and companies affiliated with our Chairman and controlling stockholder. The Company recognized approximately $9,897,000, $2,691,000 and $2,854,000 in operating revenue and approximately $6,791,000, $9,190,000 and $9,859,000 in operating expenses in 2020, 2019, and 2018, respectively.

The Company purchased physical damage, auto liability, general liability, and workers’ compensation insurance through an unaffiliated insurance broker which was written by an insurance company affiliated with our Chairman and controlling stockholder. The premiums for physical damage coverage were approximately $0, $0 and $1,271,000 for 2020, 2019, and 2018, respectively. Premiums for auto liability coverage during 2020, 2019, and 2018 were approximately $8,516,000, $10,345,000, and $10,987,000, respectively. Premiums for general liability coverage during 2020, 2019, and 2018 were approximately $0, $0 and $24,000, respectively. Premiums for workers’ compensation coverage during 2020, 2019, and 2018 were approximately $299,000, $266,000 and $301,000, respectively.

Amounts owed to the Company by these affiliates were approximately $2,348,000 and $1,052,000 at December 31, 2020 and 2019, respectively. Of the accounts receivable at December 31, 2020 and 2019, approximately $2,236,000 and $1,052,000 represent freight transportation and approximately $112,000 and $0 represent revenue resulting from other services performed for related parties. Amounts payable to affiliates at December 31, 2020 and 2019 were approximately $1,864,000 and $961,000 respectively.

20.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present quarterly financial information for 2020 and 2019:

	2020
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Operating revenues	$129,155	$92,979	$121,942	$142,750
Operating expenses and costs	119,669	94,986	111,868	126,380

Operating income (loss)	9,486	(2,007)	10,074	16,370
Non-operating (loss) income	(9,076)	2,961	(94)	4,510
Interest expense	(2,212)	(2,179)	(2,211)	(2,214)
Income tax benefit (expense)	498	402	(1,769)	(4,713)

Net (loss) income	$(1,304)	$(823)	$6,000	$13,953

Net (loss) income per common share:
Basic	$(0.23)	$(0.14)	$1.04	$2.43
Diluted	$(0.23)	$(0.14)	$1.04	$2.43

Average common shares outstanding:
Basic	5,746	5,766	5,763	5,734
Diluted	5,746	5,766	5,768	5,752

	2019
	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)

Operating revenues	$128,686	$133,000	$128,994	$123,497
Operating expenses and costs	118,999	119,789	121,461	141,381

Operating income (loss)	9,687	13,211	7,533	(17,884)
Non-operating income (loss)	3,472	(197)	490	2,457
Interest expense	(2,040)	(2,059)	(2,178)	(2,377)
Income tax (expense) benefit	(2,818)	(2,301)	(1,264)	4,168

Net income (loss)	$8,301	$8,654	$4,581	$(13,636)

Net income (loss) per common share:
Basic	$1.40	$1.47	$0.80	$(2.37)
Diluted	$1.39	$1.45	$0.79	$(2.37)

Average common shares outstanding:
Basic	5,921	5,901	5,756	5,751
Diluted	5,985	5,949	5,799	5,751

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

P.A.M. Transportation Services, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated March 5, 2021 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

March 5, 2021

Item 9B. Other Information.

None.

PART III

Portions of the information required by Part III of Form 10-K are, pursuant to General Instruction G-(3) of Form 10-K, incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held on May 5, 2021. We will, within 120 days of the end of our fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

Item 10. Directors, Executive Officers and Corporate Governance.

The information presented under the captions “Election of Directors,” “Executive Compensation,” “Delinquent Section 16(a) Reports,” “Corporate Governance – Code of Ethics,” “Corporate Governance – Director Nominating Process” and “Corporate Governance – Board Committees,” in the proxy statement is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2020, information about compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans approved by Security Holders	61,035	-	361,516

Equity Compensation Plans not approved by Security Holders	-	-	-

Total	61,035	-	361,516

(1)	Consists of unvested shares of restricted stock, which do not require the payment of an exercise price.

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

Report of Independent Registered Public Accounting Firm - Grant Thornton LLP

Consolidated Balance Sheets - December 31, 2020 and 2019

Consolidated Statements of Operations - Years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Comprehensive Income - Years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows - Years ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted as the required information is inapplicable, or because the information is presented in the consolidated financial statements or related notes.

(3)	Exhibits.

Exhibit #		Description of Exhibit
3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002, filed on May 15, 2002)

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on April 30, 2020 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 1, 2020)

3.3		Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 11, 2007)

3.4		First Amendment to Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on January 7, 2020)

3.5		Second Amendment to Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed on August 5, 2020)

4.1

Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 under the Securities Act of 1933, as filed with the Securities and Exchange Commission on July 30, 1986, Registration No. 33-7618, as amended on August 8, 1986, September 3, 1986 and September 10, 1986)

4.2		Description of Capital Stock of the Registrant

10.1	(1)

Employment Agreement between the Registrant and Joseph A. Vitiritto, dated August 4, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 5, 2020)

10.2	(1)	Employment Agreement between the Registrant and Allen W. West, dated March 7, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 11, 2019)

10.3	(1)	2014 Amended and Restated Stock Option and Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 23, 2014)

10.4

Second Amended and Restated Loan Agreement, dated August 12, 2020 by and among P.A.M. Transport, Inc., First Horizon Bank (formerly First Tennessee Bank National Association) and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 6, 2020)

10.5

Fifth Amended and Restated Consolidated Revolving Credit Note, dated January 25, 2019, by P.A.M. Transport, Inc. in favor of First Tennessee Bank National Association (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 31, 2019)

10.6

Amended and Restated Security Agreement dated March 28, 2016 by between P.A.M. Transport, Inc. and First Tennessee Bank National Association (incorporate by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on April 1, 2016)

10.7

First Amendment to Amended and Restated Security Agreement, dated January 25, 2019, by and between P.A.M. Transport, Inc. and First Tennessee Bank National Association (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 31, 2019)

10.8

Fifth Amended and Restated Guaranty Agreement of the Company, dated January 25, 2019, in favor of First Tennessee Bank National Association (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on January 31, 2019)

21.1		Subsidiaries of the Registrant

23.1		Consent of Grant Thornton LLP

31.1		Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1) Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: March 4, 2021	By:	/s/ Joseph. A. Vitiritto
JOSEPH A. VITIRITTO
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 4, 2021	By:	/s/ Michael D. Bishop
MICHAEL D. BISHOP, Director

Dated: March 4, 2021	By:	/s/ Frederick P. Calderone
FREDERICK P. CALDERONE, Director

Dated: March 4, 2021	By:	/s/ W. Scott Davis
W. SCOTT DAVIS, Director

Dated: March 4, 2021	By:	/s/ Edwin J. Lukas
EDWIN J. LUKAS, Director

Dated: March 4, 2021	By:	/s/ Franklin H. McLarty
FRANKLIN H. MCLARTY, Director

Dated: March 4, 2021	By:	/s/ H. Pete Montaño
H. PETE MONTAÑO, Director

Dated: March 4, 2021	By:	/s/ Matthew J. Moroun
MATTHEW J. MOROUN, Director

Dated: March 4, 2021	By:	/s/ Matthew T. Moroun
MATTHEW T. MOROUN, Director and Chairman of the Board

Dated: March 4, 2021	By:	/s/ Joseph. A. Vitiritto
JOSEPH A. VITIRITTO
President and Chief Executive Officer
(principal executive officer)

Dated: March 4, 2021	By:	/s/ Allen W. West
ALLEN W. WEST
Vice President-Finance, Chief Financial Officer,
Secretary and Treasurer
(principal financial and accounting officer)