Form 10-Q
period 2021-03-31
PAM TRANSPORTATION SERVICES INC
filed 2021-05-07
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 28, 2021
Common Stock, $.01 Par Value	5,726,243

P.A.M. TRANSPORTATION SERVICES, INC.

Form 10-Q

For the Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$332	$337
Accounts receivable-net:
Trade, less current estimated credit loss of $3,722 and $3,191, respectively	85,042	77,731
Other	5,573	5,127
Inventories	1,251	1,345
Prepaid expenses and deposits	8,829	10,172
Marketable equity securities	31,913	27,941
Income taxes refundable	142	868
Total current assets	133,082	123,521

Property and equipment:
Land	18,486	18,486
Structures and improvements	33,229	32,275
Revenue equipment	578,997	592,476
Office furniture and equipment	10,461	10,439
Total property and equipment	641,173	653,676
Accumulated depreciation	(204,953)	(202,851)
Net property and equipment	436,220	450,825

Other assets	4,104	4,246

TOTAL ASSETS	$573,406	$578,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,756	$46,102
Accrued expenses and other liabilities	28,336	26,601
Current maturities of long-term debt	58,827	57,776
Total current liabilities	126,919	130,479

Long-term debt - less current portion	210,899	228,330
Deferred income taxes	72,950	68,883
Other long-term liabilities	773	919
Total liabilities	411,541	428,611

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,695,719 and 11,695,719 shares issued; 5,724,939 and 5,727,895 shares outstanding at March 31, 2021 and December 31, 2020, respectively	117	117
Additional paid-in capital	84,227	84,148
Treasury stock, at cost; 5,970,780 and 5,967,824 shares at March 31, 2021 and December 31, 2020, respectively	(159,262)	(159,118)
Retained earnings	236,783	224,834
Total stockholders’ equity	161,865	149,981

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$573,406	$578,592

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
OPERATING REVENUES:
Revenue, before fuel surcharge	$135,141	$111,822
Fuel surcharge	13,717	17,333
Total operating revenues	148,858	129,155

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	33,395	32,798
Operating supplies and expenses	23,555	23,715
Rent and purchased transportation	58,013	42,927
Depreciation	14,352	14,295
Insurance and claims	3,247	89
Other	2,726	5,844
(Gain) / Loss on sale or disposition of equipment	(84)	1
Total operating expenses and costs	135,204	119,669

OPERATING INCOME	13,654	9,486

NON-OPERATING INCOME/(EXPENSE)	4,699	(9,076)
INTEREST EXPENSE	(2,279)	(2,212)

INCOME/(LOSS) BEFORE INCOME TAXES	16,074	(1,802)

FEDERAL AND STATE INCOME TAX EXPENSE/(BENEFIT):
Current	58	-
Deferred	4,067	(498)
Total federal and state income tax expense/(benefit)	4,125	(498)

NET INCOME/(LOSS)	$11,949	$(1,304)

INCOME/(LOSS) PER COMMON SHARE:
Basic	$2.09	$(0.23)
Diluted	$2.08	$(0.23)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,725	5,746
Diluted	5,751	5,746

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Three Months Ended
	March 31,
	2021	2020
OPERATING ACTIVITIES:
Net income/(loss)	$11,949	$(1,304)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,352	14,295
Bad debt expense	240	239
Stock compensation-net of excess tax benefits	79	305
Provision for / (benefit from) deferred income taxes	4,067	(498)
Recognized (gain) / loss on marketable equity securities	(4,205)	9,339
(Gain) / loss on sale or disposition of equipment	(84)	1
Changes in operating assets and liabilities:
Accounts receivable	(7,998)	(5,053)
Prepaid expenses, deposits, inventories, and other assets	1,438	(530)
Income taxes payable	726	-
Trade accounts payable	1,053	8,048
Accrued expenses and other liabilities	2,309	(1,339)
Net cash provided by operating activities	23,926	23,503

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,929)	(23,158)
Proceeds from disposition of equipment	8,245	5,325
Sales of marketable equity securities	663	0
Purchases of marketable equity securities, net of return of capital	(430)	(3,026)
Net cash provided by/(used in) investing activities	6,549	(20,859)

FINANCING ACTIVITIES:
Borrowings under line of credit	135,396	137,243
Repayments under line of credit	(149,739)	(128,657)
Borrowings of long-term debt	-	-
Repayments of long-term debt	(15,418)	(13,670)
Borrowings under margin account	459	3,753
Repayments under margin account	(1,034)	(985)
Repurchases of common stock	(144)	(321)
Net cash used in financing activities	(30,480)	(2,637)

NET (DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5)	7

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -Beginning of period	337	318

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -End of period	$332	$325

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$2,282	$2,185
Income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$1,657	$2,239

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Stockholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2021	5,728	$117	$84,148	$(159,118)	$224,834	$149,981

Net Income	-	-	-	-	11,949	11,949

Stock awards-shares issued including tax benefits	-	-	-	-	-	-

Treasury stock repurchases	(3)	-	-	(144)	-	(144)

Stock based compensation	-	-	79	-	-	79

Balance at March 31, 2021	5,725	$117	$84,227	$(159,262)	$236,783	$161,865

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2020	5,749	$117	$83,688	$(156,837)	$207,007	$133,975

Net Loss	-	-	-	-	(1,304)	(1,304)

Stock awards-shares issued including tax benefits	2	-	-	-	-	-

Treasury stock repurchases	(9)	-	-	(321)	-	(321)

Stock based compensation	-	-	305	-	-	305

Balance at March 31, 2020	5,742	$117	$83,993	$(157,158)	$205,703	$132,655

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2021

NOTE A: BASIS OF PRESENTATION

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “P.A.M.,” the “Company,” “we,” “our,” or “us” mean P.A.M. Transportation Services, Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

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

The following table sets forth market value, cost, and unrealized gains on equity securities as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
	(in thousands)
Fair market value	$31,913	$27,941
Cost	26,147	25,860
Unrealized gain	$5,766	$2,081

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
	(in thousands)
Gross unrealized gains	$9,334	$7,048
Gross unrealized losses	3,568	4,967
Net unrealized gain	$5,766	$2,081

The following table shows the Company’s net realized gains during the three months ending on March 31, 2021, on certain marketable equity securities.

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Sales proceeds	$663	$677
Cost of securities sold	123	1,211
Realized gain / (loss)	$540	$(534)

For the quarter ended March 31, 2021, the Company recognized dividends received of approximately $352,000 in non-operating income in its condensed consolidated statements of operations. For the quarter ended March 31, 2020, the Company recognized dividends received of approximately $305,000 in non-operating income in its condensed consolidated statements of operations.

The Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of March 31, 2021, and December 31, 2020, the Company had outstanding borrowings of approximately $10,675,000 and $11,251,000, respectively, under its margin account. Margin account borrowings are used for the purchase of marketable equity securities and as a source of short-term liquidity and are included in accrued expenses and other liabilities on our balance sheets.

Our marketable equity securities portfolio had a net unrealized pre-tax gain in market value of approximately $4,204,000 during the first quarter of 2021, and a net unrealized pre-tax loss in market value of approximately $8,805,000 during the first quarter of 2020, which were reported as non-operating income for the respective periods.

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

No shares of common stock were granted during the first three months of 2021, and no stock grants vested during the first three months of 2021.

The total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits during the first three months of 2021, was approximately $160,000 and includes approximately $80,000 recognized as a result of the accrual of 163 shares to each non-employee director during the first three months of 2021. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.02 during the first three months of 2021. As of March 31, 2021, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1,977,000, which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $253,000 in additional compensation expense related to unvested stock awards during the remainder of 2021 and to recognize approximately $370,000, $305,000, $296,000, $354,000, $288,000 and $111,000 in additional compensation expense related to unvested stock awards during the years 2022, 2023, 2024, 2025, 2026 and 2027, respectively.

The total grant date fair value of stock vested during the first three months of 2020 was approximately $80,000. Total pre-tax stock-based compensation expense recognized in salaries, wages and benefits during the first three months of 2020 was approximately $305,000 and includes approximately $80,000 recognized as a result of the grant of shares to each non-employee director during the first three months of 2020. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.04 during the first three months of 2020. As of March 31, 2020, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1,074,000, which was being amortized on a straight-line basis over the remaining vesting period.

A summary of the status of the Company’s non-vested restricted stock as of March 31, 2021 and changes during the three months ended March 31, 2021, is as follows:

	Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2021	61,035	$36.12
Granted	-	-
Canceled/forfeited/expired	(357)	56.45
Vested	-	-
Non-vested at March 31, 2021	60,678	$36.00

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

	Three Months Ended March 31,
	2021		2020
	Amount	%	Amount	%
	(in thousands, except percentage data)
Truckload Services revenue	$90,359	66.9	$91,311	81.7
Brokerage and Logistics Services revenue	44,782	33.1	20,511	18.3
Total revenues	$135,141	100.0	$111,822	100.0

NOTE G: TREASURY STOCK

The Company’s stock repurchase program has been extended and expanded several times, most recently in April 2017, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. During the three months ended March 31, 2021, the Company repurchased 2,956 shares of its common stock at an aggregate cost of approximately $144,000 under this program.

The Company accounts for Treasury stock using the cost method. As of March 31, 2021, 5,970,780 shares were held in the treasury at an aggregate cost of approximately $159,262,000.

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

	Three Months Ended
	March 31,
	2021	2020
	(in thousands, except per share data)
Net income/(loss)	$11,949	$(1,304)

Basic weighted average common shares outstanding	5,725	5,746
Dilutive effect of common stock equivalents	26	-
Diluted weighted average common shares outstanding	5,751	5,746

Basic (loss)/earnings per share	$2.09	$(0.23)
Diluted (loss)/earnings per share	$2.08	$(0.23)

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of March 31, 2021, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of March 31, 2021, an adjustment to the Company’s condensed consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the three months ended March 31, 2021 and 2020, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company’s effective income tax rates were 25.7% and 27.6% for the three months ended March 31, 2021 and 2020, respectively. Our effective tax rate for the three months ended March 31, 2021 differs from amounts computed by applying the United States federal statutory rates to pre-tax income primarily due to state income taxes, tax benefits related to stock compensation and non-deductible expenses.

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

At March 31, 2021, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$31,913	$31,913	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at March 31, 2021 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$265,822	$267,744

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE

During the first three months of 2021, the Company’s subsidiaries entered into installment obligations totaling approximately $13.4 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments and are recorded in long term debt and current maturities on the condensed consolidated balance sheets. The terms of these obligations are for 84 months.

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

The Company leases trucks to owner-operators under our lease-to-own program. We also lease dock space to a related party and office space to a non-related party at our Laredo, Texas terminals. We have reviewed these operating leases and determined that the adoption of ASU 2016-02 did not require a change to our financial statements, as our method of accounting for related assets and lease revenue is consistent with the provisions of the new standard.

Because the Company’s historical method of accounting for leases is consistent with the provisions of ASU 2016-02, the adoption of ASU 2016-02 on January 1, 2019 did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

Right-of-Use Leases

Following the Company’s adoption of ASU 2016-02 and related amendments on January 1, 2019, the Company entered into operating leases which include initial terms ranging from three to five years and which do not include an option for early cancellation. In accordance with the provisions of ASC Topic 842, these leases resulted in the recognition of right-of-use assets and corresponding operating lease liabilities, respectively, valued at $1.4 million as of March 31, 2021. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using the Company’s incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable. The right-of-use assets are recorded in other assets, and the lease liability is recorded in accrued expenses and other liabilities and in other long-term liabilities on our condensed consolidated balance sheet. Lease expense is recorded on a straight-line basis over the lease term and is recorded in rent and purchased transportation in our condensed consolidated statements of operations. While these lease agreements may contain provisions to extend after the initial term for an additional five years, the Company is not reasonably certain these extension options will be exercised. Therefore, potential lease payments that might occur under this extension period are not included in amounts recorded in our condensed consolidated balance sheets as of March 31, 2021.

Scheduled amounts and timing of cash flows arising from future right-of-use operating lease payments at March 31, 2021, are:

Maturity of Lease Liabilities	(in thousands)
2021 (remaining)	$472
2022	544
2023	340
2024	114
Total undiscounted operating lease payments	$1,470
Less: Imputed interest	(66)
Present value of operating lease liabilities	$1,404

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$1,404

Current lease liabilities (recorded in other current liabilities)	$631
Long-term lease liabilities (recorded in other long-term liabilities)	773
Total operating lease liabilities	$1,404

Other Information
Weighted-average remaining lease term for operating leases (years)	2.59
Weighted-average discount rate for operating leases	3.60%

Cash Flows

No new right-of-use assets were recognized as a non-cash asset addition that resulted from new operating lease liabilities during the three months ended March 31, 2021. Cash paid for amounts included in the present value of operating lease liabilities was $0.1 million during the three months ended March 31, 2021 and is included in operating cash flows.

Operating Lease Costs

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Long term	$142	$134
Short term	536	580
Total	$678	$714

Lessor Disclosures under ASC Topic 842

The Company leases trucks to owner-operators under operating leases, which generally have a term of up to five years and include options to purchase the truck at the end of the lease. In the event that an independent contractor defaults on their lease, the Company generally leases the truck to another independent contractor.

As of March 31, 2021, the gross carrying value of trucks underlying these leases was $56.3 million and accumulated depreciation was $29.6 million. Depreciation is calculated on a straight-line basis over the estimated useful life of the equipment, down to an estimated salvage value. In most cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed by the manufacturer. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal. During the quarter ended March 31, 2021, the Company incurred $1.4 million of depreciation expense for these assets.

The Company leases dock space to a related party at our Laredo, Texas terminal and warehouse and office space to an unrelated lessee at a second Laredo, Texas terminal. The dock space and the warehouse and office space leased are depreciated in conjunction with the structures and improvements for the entire Laredo terminals on a straight-line basis over the estimated useful life of the assets. Lease income is recorded as a component of non-operating income in our condensed consolidated statements of operations. As of March 31, 2021, the gross carrying value of the buildings underlying these leases was $13.7 million and accumulated depreciation was $1.4 million. During the quarter ended March 31, 2021, the Company incurred $0.2 million of depreciation expense for the portions of these buildings that are subject to lease.

Lease Revenue

The Company's operating lease revenue is disclosed in the table below.

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Leased truck revenue (recorded in revenue, before fuel surcharge)	$1,570	$2,394
Leased facility space revenue (recorded in non-operating income)	169	67
Total lease revenue	$1,739	$2,461

Lease Receivables

Future minimum operating lease payments receivable as of March 31, 2021:

(in thousands)
2021 (remaining)	$5,277
2022	5,468
2023	3,001
2024	1,310
2025	27
Thereafter	0
Total future minimum lease payments receivable	$15,083

NOTE N: EFFECT OF COVID-19 PANDEMIC

The rapid spread of COVID-19 resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, increased border and port controls and closures, and shutdowns. These measures and the public health concerns resulting from the outbreak severely disrupted economic and commercial activity. The resulting impact on domestic and global supply chains caused slowdowns and reduced freight demand for transportation companies such as ours. Because we have a significant concentration of customers within the automotive industry, our freight volumes and revenues were significantly affected by the closure of North American automotive manufacturing facilities beginning in late March of 2020. Our automotive customers resumed operations during the second quarter of 2020. Any future delays or interruptions of automotive production and other consumer activity affecting our customers, as well as any future wave of the virus or other similar outbreaks could further adversely affect our business. In addition, the implementation of measures to protect the health and safety of our employees, customers, vendors and the general public may disrupt our ability to efficiently manage personnel and operations and to recruit and retain driver and non-driver personnel, which could have a material adverse effect on our operating results. Further, negative financial results, an economic downturn or uncertainty, or a tightening of credit markets caused by COVID-19 or other similar outbreaks could have a material adverse effect on our liquidity and our ability to effectively meet our short- and long-term financial obligations.

NOTE O: NONCASH INVESTING AND FINANCING ACTIVITIES

The Company financed approximately $13.4 million in equipment purchases during the first three months of 2021 utilizing noncash financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

Certain information included in this Quarterly Report on Form 10-Q constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In this Quarterly Report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “project,” “could,” “should,” “would” and similar expressions, as they relate to us, out management, and our industry are intended to identify forward-looking statements. Such forward-looking statements may relate to expected future financial and operating results, prospects, plans or events, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, ongoing and potential future economic, business and operational disruptions and uncertainties due to the COVID-19 pandemic or other public health crises; excess capacity in the trucking industry; surplus inventories; recessionary economic cycles and downturns in customers' business cycles; increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, and license and registration fees; the resale value of the Company's used equipment and the price of new equipment; increases in compensation for and difficulty in attracting and retaining qualified drivers and owner-operators; increases in insurance premiums and deductible amounts relating to accident, cargo, workers' compensation, health, and other claims; unanticipated increases in the number or amount of claims for which the Company is self-insured; inability of the Company to continue to secure acceptable financing arrangements; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors including reductions in rates resulting from competitive bidding; the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations; our ability to develop and implement suitable information technology systems and prevent failures in or breaches of such systems; the impact of pending or future litigation; general risks associated with doing business in Mexico, including, without limitation, exchange rate fluctuations, inflation, import duties, tariffs, quotas, political and economic instability and terrorism; the potential impact of new laws, regulations or policy, including, without limitation, tariffs, import/export, trade and immigration regulations or policies; a significant reduction in or termination of the Company's trucking service by a key customer; and other factors, including risk factors, included from time to time in filings made by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed above and in company filings might not transpire.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the fiscal year ended December 31, 2020.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed, and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 66.9% and 81.7% of total revenues, excluding fuel surcharges, for the three months ended March 31, 2021 and 2020, respectively. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefits costs, independent broker costs (which we record as purchased transportation), insurance, maintenance and capital equipment costs.

In discussing our results of operations, we use revenue, before fuel surcharge (and fuel expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended March 31, 2021 and 2020, approximately $13.7 million and $17.3 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

IMPACT OF COVID-19

The Company’s primary concern during the COVID-19 pandemic has been to do its part to protect its employees, customers, vendors and the general public from the spread of COVID-19 while continuing to serve the vital role of supplying essential goods to the nation. Where feasible, our employees are working remotely from their homes. For essential functions, including our driving professionals, we distribute cleaning and protective supplies to various terminals so that they are available to those that need them. We provide employees direction on precautionary measures, such as sanitizing truck interiors, personal hygiene, and social distancing. We will continue to adapt our operations as required to ensure safety while continuing to provide a high level of service to our customers.

While we and most of our customers have returned to normal operations and economic activity continued to increase during the first quarter of 2021, we continue to monitor ongoing developments with the COVID-19 pandemic. Any future waves or outbreaks of alternative strains of the virus could adversely impact our future operations and financial results. The ultimate extent of the pandemic’s impact on the Company’s financial and operating results, which could be material, will be determined by the length of time the pandemic continues, its continued severity, and further government regulations imposed in response to the pandemic, and its continued effect on the economy and transportation demand.

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

	Three Months Ended
	March 31,
	2021	2020
	(percentages)
Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	34.7	34.7
Operating supplies and expenses	10.8	6.9
Rent and purchased transportation	22.7	26.9
Depreciation	15.8	15.6
Insurance and claims	3.6	0.0
Other	2.6	6.0
(Gain)/ loss on sale or disposal of property	(0.1)	0.1
Total operating expenses	90.1	90.2
Operating income	9.9	9.8
Non-operating income/(expense)	4.2	(8.7)
Interest expense	(2.0)	(2.2)
Income/(loss) before income taxes	12.1	(1.1)

THREE MONTHS ENDED MARCH 31, 2021 VS. THREE MONTHS ENDED MARCH 31, 2020

During the first quarter of 2021, truckload services revenue, before fuel surcharges, decreased 1.0% to $90.4 million as compared to $91.3 million during the first quarter of 2020. The decrease in revenue was primarily the result of approximately 5% fewer trucks operating within our fleet, primarily due to a reduction in our independent contractor fleet.

Operating supplies and expenses increased from 6.9% of revenues, before fuel surcharges, during the first quarter of 2020 to 10.8% of revenues, before fuel surcharges, during the first quarter of 2021. The increase relates primarily to an increase in the average surcharge-adjusted fuel price paid per gallon of diesel fuel, which was a result of decreased fuel surcharge collections from customers. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that, during periods of rising fuel prices, fuel surcharge collections increase, while fuel surcharge collections decrease during periods of falling fuel prices. Also contributing to the increase was an increase in the proportion of total miles driven by company drivers during the first quarter of 2021 compared to the first quarter of 2020. This increase in miles driven by company drivers has the effect of increasing our net operating supplies and expenses while decreasing the rent and purchased transportation category, as fuel surcharge revenue generated from transportation services performed by owner-operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner-operators for their services is reported along with their base rate of pay in the rent and purchased transportation category.

Rent and purchased transportation decreased from 26.9% of revenues, before fuel surcharges, during the first quarter of 2020 to 22.7% of revenues, before fuel surcharges, during the first quarter of 2021. The decrease was primarily due to a decrease in the number of loads transported by third-party carriers during the first quarter of 2021 compared to the first quarter of 2020.

Insurance and claims expense increased from 0.0% of revenues, before fuel surcharges, during the first quarter of 2020 to 3.6% of revenues, before fuel surcharges, during the first quarter of 2021. The first quarter of 2020 included the reversal of a lawsuit reserve which resulted in a credit to claims expense in the amount of approximately $3.1 million. There were no similar reversals during the first quarter of 2021.

Other expense decreased from 6.0% of revenues, before fuel surcharges, during the first quarter of 2020 to 2.6% of revenues, before fuel surcharges, during the first quarter of 2021. This decrease is primarily attributable to a decrease in legal fees associated with our defense against certain litigation.

Non-operating income / (expense) increased from an expense of 8.7% of revenues, before fuel surcharges, during the first quarter of 2020 to income of 4.2% of revenues, before fuel surcharges, during the first quarter of 2021. This increase primarily resulted from the change in the market values of our portfolio of marketable equity securities. The Company recorded a $8.8 million decrease in the market values of our marketable equity securities in non-operating income / (expense) during the first quarter of 2020, compared to a $4.7 million increase in the market value of our marketable equity securities during the first quarter of 2021.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 90.2% for the first quarter of 2020 to 90.1% for the first quarter of 2021.

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

	Three Months Ended
	March 31,
	2021	2020
	(percentages)
Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	4.5	5.4
Rent and purchased transportation	83.7	89.4
Other	1.3	2.7
Total operating expenses	89.5	97.5
Operating income	10.5	2.5
Non-operating income/(expense)	2.0	(5.2)
Interest expense	(1.0)	(1.2)
Income/(Loss) before income taxes	11.5	(3.9)

THREE MONTHS ENDED MARCH 31, 2021 VS. THREE MONTHS ENDED MARCH 31, 2020

During the first quarter of 2021, logistics and brokerage services revenue, before fuel surcharges, increased 118.3% to $44.8 million as compared to $20.5 million during the first quarter of 2020. The increase relates to an increase in the number of loads serviced and to an increase in the average rates charged to customers during the first quarter of 2021 as compared to the first quarter of 2020.

Salaries, wages and benefits decreased from 5.4% of revenues, before fuel surcharges, in the first quarter of 2020 to 4.5% of revenues, before fuel surcharges, during the first quarter of 2021. The decrease relates primarily to the effect of higher revenues without a corresponding increase in those wages with fixed-cost characteristics, such as general and administrative wages.

Rents and purchased transportation decreased from 89.4% of revenues, before fuel surcharges, during the first quarter of 2020 to 83.7% of revenues, before fuel surcharges, during the first quarter of 2021. The increase results from paying third party carriers a lower percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 97.5% for the first quarter of 2020 to 89.5% for the first quarter of 2021.

Non-operating income / (expense) increased from an expense of 5.2% of revenues, before fuel surcharges, during the first quarter of 2020 to income of 2.0% of revenues, before fuel surcharges, during the first quarter of 2021. This increase primarily resulted from the change in the market values of our portfolio of marketable equity securities. The Company recorded a $8.8 million decrease in the market values of our marketable equity securities in non-operating expense during the first quarter of 2020, compared to a $4.7 million increase in the market value of our marketable equity securities during the first quarter of 2021.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED MARCH 31, 2021 VS. THREE MONTHS ENDED MARCH 31, 2020

Net income for all divisions was approximately $11.9 million, or 8.8% of revenues, before fuel surcharges for the first quarter of 2021 as compared to net loss of $1.3 million, or 1.1% of revenues, before fuel surcharges for the first quarter of 2020. The increase in net income resulted in diluted earnings per share of $2.08 for the first quarter of 2021 as compared to a diluted loss per share of $0.23 for the first quarter of 2020.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, and borrowings under our credit facilities, installment notes, and investment margin account.

During the first three months of 2021, we generated $23.9 million in cash from operating activities. Investing activities generated $6.5 million in cash in the first three months of 2021. Financing activities used $30.5 million in cash in the first three months of 2021.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first three months of 2021, we utilized cash on hand, installment notes, and our line of credit to finance purchases of revenue equipment and other assets of approximately $15.0 million.

We commonly finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 84 months. During the first three months of 2021, the Company’s subsidiary, P.A.M. Transport, Inc., entered into installment obligations totaling approximately $13.4 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments.

During the remainder of 2021, we expect to purchase approximately 165 new trucks while continuing to sell or trade older equipment, which we expect to result in net proceeds of approximately $3.5 million. Management believes we will be able to finance our near-term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future.

During the first three months of 2021, we maintained a revolving line of credit. Amounts outstanding under the line bear interest at LIBOR (determined as of the first day of each month) plus 1.25% and are secured by our trade accounts receivable and mature on July 1, 2022. An “unused fee” of 0.25% is charged if average borrowings are less than $18.0 million. At March 31, 2021 outstanding advances on the line of credit were approximately $4.2 million, including approximately $0.3 million in letters of credit, with availability to borrow $55.8 million.

Trade accounts receivable increased from $77.7 million at December 31, 2020 to $85.0 million at March 31, 2021. The increase resulted from an increase in freight revenues, which flow through accounts receivable, during the first quarter of 2021 as compared to the fourth quarter of 2020.

Prepaid expenses and deposits decreased from $10.2 million at December 31, 2020 to $8.8 million at March 31, 2021. The decrease relates to the normal amortization of items prepaid as of December 31, 2020.

Marketable equity securities increased from $27.9 million at December 31, 2020 to $31.9 million at March 31, 2021. The $4.0 million increase was due to an increase in the market value of held marketable equity securities of $4.2 million, the purchase of marketable equity securities with a combined purchase cost of approximately $0.4 million and the sale of marketable equity securities with a combined market value of $0.6 million during the first three months of 2021.

Accounts payable decreased from $46.1 million at December 31, 2020 to $39.8 million at March 31, 2021. This decrease was primarily attributable to a decrease in the amount accrued for revenue equipment.

Long-term debt and current maturities of long term-debt are reviewed on an aggregate basis, as the classification of amounts in each category are typically affected merely by the passage of time. Long-term debt and current maturities of long-term debt, on an aggregate basis, decreased from $286.1 million at December 31, 2020 to $269.7 million at March 31, 2021. The decrease was primarily due to installment note payments made during the first three months of 2021.

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

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities increased to $31.9 million at March 31, 2021 from $27.9 million at December 31, 2020. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $3.2 million. For additional information with respect to the marketable equity securities, see Note D to our condensed consolidated financial statements.

Interest Rate Risk

Our line of credit bears interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR, which are affected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $3.9 million of variable rate debt was outstanding under our line of credit for a full fiscal year, a hypothetical 100 basis point increase in LIBOR would result in approximately $39,000 of additional interest expense.

Commodity Price Risk

Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our 2020 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by $3.7 million.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk related to the activities of our branch office located in Mexico. Currently, we do not hedge our exchange rate exposure through any currency forward contracts, currency options, or currency swaps as all of our revenues, and substantially all of our expenses and capital expenditures, are transacted in U.S. dollars. However, certain operating expenditures and capital purchases related to our Mexico branch office are incurred in or exposed to fluctuations in the exchange rate between the U.S. dollar and the Mexican peso. Based on 2020 expenditures denominated in pesos, a 10% increase in the exchange rate would increase our annual operating expenses by $208,000.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as noted below, there have been no material changes to the Company’s risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

We are subject to certain risks arising from doing business in Mexico.

As we continue to grow our business in Mexico, we are subject to greater risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of Mexico, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and U.S. export and import laws, and social, political, and economic instability. We also face additional risks associated with our Mexico business, including potential restrictive trade policies and imposition of any import or export taxes, duties, fees, etc. If we are unable to address business concerns related to our international operations in a timely and cost-efficient manner, our financial position, results of operations or cash flows could be adversely affected. Additionally, approximately 34% of the freight we haul crosses the border between the United States and Mexico. In past years, we have experienced delays in Mexico border-crossings due to weather events, immigration-related issues and the reallocation of border agents to other border areas. Any future shutdowns or disruptions of Mexico border-crossings, particularly at the Laredo, Texas border, could materially and adversely impact our operations, cash flows and profitability. The agreement permitting cross-border movements for both United States and Mexican-based carriers in the United States and Mexico presents additional risks in the form of potential increased competition and the potential for increased congestion in our lanes that cross the border between countries.

On April 23, 2021, a decree was published that reforms various laws in Mexico regarding labor outsourcing. Under this new decree, operating companies will no longer be able to source their labor resources used to carry out core business functions from services entities or third-party providers and could be subject to the loss of tax deductions and value-added tax credits on payments to outsourced personnel and certain penalties for failing to comply with the new requirements. The Company is currently evaluating the new decree and its potential implications. While the overall impact of the new decree and its provisions continue to be assessed, the new law could result in increased costs to our operations in Mexico and could have a material adverse impact on our business and financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s stock repurchase program has been extended and expanded several times, most recently in April 2017, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. Since the reauthorization, the Company has repurchased 334,521 shares of its common stock under this repurchase program.

The following table summarizes the Company’s common stock repurchases during the first quarter of 2021. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser.”

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1-31, 2021	2,956	$48.68	2,956	165,479
February 1-28, 2021	--	--	--	165,479
March 1-31, 2021	--	--	--	165,479
Total	2,956	$48.68	2,956

(1)         The Company’s stock repurchase program does not have an expiration date.

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002)
3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on April 30, 2020 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on May 1, 2020)

3.3	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 11, 2007)
3.4	First Amendment to the Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on January 7, 2020)
3.5	Second Amendment to the Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K filed on August 5, 2020)
3.6	Third Amendment to the Amended and restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 10, 2021)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: May 7, 2021	By: /s/ Joseph A. Vitiritto
Joseph A. Vitiritto
President and Chief Executive Officer
(principal executive officer)

Dated: May 7, 2021	By: /s/ Allen W. West
Allen W. West
Vice President-Finance, Chief Financial
Officer, Secretary and Treasurer
(principal accounting and financial officer)