Form 10-Q
period 2021-06-30
PAM TRANSPORTATION SERVICES INC
filed 2021-08-06
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

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

P.A.M. TRANSPORTATION SERVICES, INC.

Form 10-Q

For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$23,032	$337
Accounts receivable-net:
Trade, less current estimated credit loss of $3,963 and $3,482, respectively	88,204	77,731
Other	6,868	5,127
Inventories	1,284	1,345
Prepaid expenses and deposits	7,814	10,172
Marketable equity securities	33,016	27,941
Income taxes refundable	158	868
Total current assets	160,376	123,521

Property and equipment:
Land	18,689	18,486
Structures and improvements	33,435	32,275
Revenue equipment	540,122	592,476
Office furniture and equipment	10,706	10,439
Total property and equipment	602,952	653,676
Accumulated depreciation	(196,542)	(202,851)
Net property and equipment	406,410	450,825

Other assets	3,920	4,246

TOTAL ASSETS	$570,706	$578,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,836	$46,102
Accrued expenses and other liabilities	25,422	26,601
Current maturities of long-term debt	60,338	57,776
Total current liabilities	121,596	130,479

Long-term debt-less current portion	190,568	228,330
Deferred income taxes	78,407	68,883
Other long-term liabilities	2,779	919
Total liabilities	393,350	428,611

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 11,697,023 and 11,695,719 shares issued; 5,726,243 and 5,727,895 shares outstanding at June 30, 2021 and December 31, 2020, respectively	117	117
Additional paid-in capital	84,401	84,148
Treasury stock, at cost; 5,970,780 and 5,967,824 shares at June 30, 2021 and December 31, 2020, respectively	(159,262)	(159,118)
Retained earnings	252,100	224,834
Total stockholders’ equity	177,356	149,981

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$570,706	$578,592

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
OPERATING REVENUES:
Revenue, before fuel surcharge	$145,175	$85,765	$280,316	$197,587
Fuel surcharge	16,088	7,214	29,806	24,547
Total operating revenues	161,263	92,979	310,122	222,134

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	33,841	27,576	67,237	60,374
Operating supplies and expenses	25,107	18,276	48,663	41,991
Rent and purchased transportation	61,676	30,360	119,689	73,287
Depreciation	14,334	14,237	28,686	28,532
Insurance and claims	3,116	2,515	6,363	2,557
Other	2,772	1,967	5,498	7,811
(Gain) Loss on sale or disposition of equipment	(602)	55	(686)	103
Total operating expenses and costs	140,244	94,986	275,450	214,655

OPERATING INCOME (LOSS)	21,019	(2,007)	34,672	7,479

NON-OPERATING INCOME (EXPENSE)	2,117	2,961	6,816	(6,115)
INTEREST EXPENSE	(2,193)	(2,179)	(4,472)	(4,391)

INCOME (LOSS) BEFORE INCOME TAXES	20,943	(1,225)	37,016	(3,027)

FEDERAL AND STATE INCOME TAX EXPENSE (BENEFIT):
Current	169	-	227	-
Deferred	5,457	(402)	9,523	(900)
Total federal and state income tax expense (benefit)	5,626	(402)	9,750	(900)

NET INCOME (LOSS)	$15,317	$(823)	$27,266	$(2,127)

INCOME (LOSS) PER COMMON SHARE:
Basic	$2.67	$(0.14)	$4.76	$(0.37)
Diluted	$2.66	$(0.14)	$4.74	$(0.37)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,726	5,766	5,726	5,756
Diluted	5,755	5,766	5,753	5,756

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2021	2020
OPERATING ACTIVITIES:
Net income (loss)	$27,266	$(2,127)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	28,686	28,532
Bad debt expense	481	357
Stock compensation-net of excess tax benefits	253	326
Provision for deferred income taxes (benefit)	9,523	(900)
Recognized (gain) loss on marketable equity securities	(5,838)	6,988
(Gain) loss on sale or disposition of equipment	(686)	103
Changes in operating assets and liabilities:
Accounts receivable	(12,695)	3,840
Prepaid expenses, deposits, inventories, and other assets	2,459	1,266
Income taxes payable	709	(132)
Trade accounts payable	(1,216)	5,623
Accrued expenses and other liabilities	2,366	86
Net cash provided by operating activities	51,308	43,962

INVESTING ACTIVITIES:
Purchases of property and equipment	(4,453)	(22,968)
Proceeds from disposition of equipment	25,197	7,066
Sales of marketable equity securities	1,424	861
Purchases of marketable equity securities, net of return of capital	(660)	(3,982)
Net cash provided by (used in) investing activities	21,508	(19,023)

FINANCING ACTIVITIES:
Borrowings under line of credit	276,626	225,926
Repayments under line of credit	(294,872)	(230,497)
Borrowings of long-term debt	-	-
Repayments of long-term debt	(30,334)	(22,550)
Borrowings under margin account	713	4,004
Repayments under margin account	(2,110)	(1,492)
Repurchases of common stock	(144)	(321)
Net cash used in financing activities	(50,121)	(24,930)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	22,695	9

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -Beginning of period	337	318

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -End of period	$23,032	$327

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
Cash paid during the period for:
Interest	$4,514	$3,778
Income taxes	$186	$133

NONCASH INVESTING AND FINANCING ACTIVITIES-
Purchases of property and equipment included in accounts payable	$0	$7,672

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2021	5,728	$117	$84,148	$(159,118)	$224,834	$149,981

Net Income					11,949	11,949

Exercise of stock awards-shares issued including tax benefits						-

Treasury stock repurchases	(3)			(144)		(144)

Stock based compensation			79			79

Balance at March 31, 2021	5,725	$117	$84,227	$(159,262)	$236,783	$161,865

Net Income					15,317	15,317

Exercise of stock awards-shares issued including tax benefits	1					-

Treasury stock repurchases						-

Stock based compensation			174			174

Balance at June 30, 2021	5,726	$117	$84,401	$(159,262)	$252,100	$177,356

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2020	5,749	$117	$83,688	$(156,837)	$207,007	$133,975

Net Loss					(1,304)	(1,304)

Exercise of stock awards-shares issued including tax benefits	2					-

Treasury stock repurchases	(9)			(321)		(321)

Stock based compensation			305			305

Balance at March 31, 2020	5,742	$117	$83,993	$(157,158)	$205,703	$132,655

Net Loss					(823)	(823)

Exercise of stock awards-shares issued including tax benefits	34					-

Treasury stock repurchases						-

Stock based compensation			21			21

Balance at June 30, 2020	5,776	$117	$84,014	$(157,158)	$204,880	$131,853

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2021

NOTE A: BASIS OF PRESENTATION

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “P.A.M.,” the “Company,” “we,” “our,” or “us” mean P.A.M. Transportation Services, Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six-month period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

NOTE B: RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update No. 2020-04, (“ASU 2020-04”), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. The Company has evaluated the provisions of this standard and determined that it is applicable to our line of credit and investment margin account. The London Interbank Offered Rate “LIBOR” is the basis for interest charges on outstanding borrowings for both our line of credit and investment margin account. The scheduled discontinuation of LIBOR is not expected to materially alter any provisions of either of these debt instruments, except for the identification of a replacement reference rate. The Company has evaluated the new guidance and does not expect it to have a material impact on its financial condition, results of operations, or cash flows.

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

The following table sets forth market value, cost, and unrealized gains on equity securities as of June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
	(in thousands)
Fair market value	$33,016	$27,941
Cost	25,961	25,860
Unrealized gain	$7,055	$2,081

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
	(in thousands)
Gross unrealized gains	$10,312	$7,048
Gross unrealized losses	3,257	4,967
Net unrealized gain	$7,055	$2,081

The following table shows the Company’s net realized gains and losses during the three and six months ending on June 30 of 2021 and 2020, respectively, on certain marketable equity securities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Sales proceeds	$760	$184	$1,421	$861
Cost of securities sold	418	255	540	1,466
Realized gain (loss)	$342	$(71)	$881	$(605)

For the quarter ended June 30, 2021, the Company recognized dividends received of approximately $309,000 in non-operating income in its condensed consolidated statements of operations. For the quarter ended June 30, 2020, the Company recognized dividends received of approximately $326,000 in non-operating income in its condensed consolidated statements of operations.

For the six months ended June 30, 2021, the Company recognized dividends received of approximately $660,000 in non-operating income in its condensed consolidated statements of operations. For the six months ended June 30, 2020, the Company recognized dividends received of approximately $631,000 in non-operating income in its condensed consolidated statements of operations.

The Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of June 30, 2021, and December 31, 2020, the Company had outstanding borrowings of approximately $9,855,000 and $9,986,000, respectively, under its margin account. Margin account borrowings are used for the purchase of marketable equity securities and as a source of short-term liquidity and are included in accrued expenses and other liabilities on our balance sheets.

Our marketable equity securities portfolio had a net unrealized pre-tax gain in market value of approximately $1,632,000 during the second quarter of 2021, and a net unrealized pre-tax gain in market value of approximately $2,482,000 during the second quarter of 2020, which were reported as non-operating income for the respective periods.

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

During the first six months of 2021, the Company granted 2,500 shares of common stock to certain key employees. These stock awards have grant date fair values of $60.34 per share, based on the closing price of the Company’s stock on the date of grant, and vest in 25% increments over four years, beginning one year from the anniversary date of the grant.

During the first six months of 2021, the Company granted 1,304 shares of common stock to non-employee directors. These stock awards have a grant date fair value of $61.70 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately.

The total grant date fair value of stock vested during the first six months of 2021 was approximately $80,000. The total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits during the first six months of 2021, was approximately $253,000 and includes approximately $80,000 recognized as a result of the grant of 163 shares to each non-employee director. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.03 during the first six months of 2021. As of June 30, 2021, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $2,035,000, which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $188,000 in additional compensation expense related to unvested stock awards during the remainder of 2021 and to recognize approximately $408,000, $343,000, $334,000, $363,000, $288,000 and $111,000 in additional compensation expense related to unvested stock awards during the years 2022, 2023, 2024, 2025, 2026 and 2027, respectively.

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

A summary of the status of the Company’s non-vested restricted stock as of June 30, 2021 and changes during the six months ended June 30, 2021, is as follows:

	Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2021	61,035	$36.12
Granted	3,804	60.81
Canceled/forfeited/expired	(357)	56.45
Vested	(1,304)	61.70
Non-vested at June 30, 2021	63,178	$36.96

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$98,040	67.5	$69,958	81.6	$188,398	67.2	$161,268	81.6
Brokerage and Logistics Services revenue	47,135	32.5	15,807	18.4	91,918	32.8	36,319	18.4
Total revenues	$145,175	100.0	$85,765	100.0	$280,316	100.0	$197,587	100.0

NOTE G: TREASURY STOCK

The Company’s stock repurchase program has been extended and expanded several times, most recently in April 2017, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial June 2011 authorization. During the six months ended June 30, 2021, the Company repurchased 2,956 shares of its common stock at an aggregate cost of approximately $144,000 under this program.

The Company accounts for Treasury stock using the cost method, and as of June 30, 2021, 5,970,780 shares were held in the treasury at an aggregate cost of approximately $159,262,000.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands, except per share data)

Net income (loss)	$15,317	$(823)	$27,266	$(2,127)

Basic weighted average common shares outstanding	5,726	5,766	5,726	5,756
Dilutive effect of common stock equivalents	29	-	27	-
Diluted weighted average common shares outstanding	5,755	5,766	5,753	5,756

Basic earnings (loss) per share	$2.67	$(0.14)	$4.76	$(0.37)
Diluted earnings (loss) per share	$2.66	$(0.14)	$4.74	$(0.37)

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, Accounting for Income Taxes, weighs all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of June 30, 2021, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of June 30, 2021, an adjustment to the Company’s condensed consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the six months ended June 30, 2021 and 2020, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company’s effective income tax rates were 26.3% and 29.7% for the six months ended June 30, 2021 and 2020, respectively. Our effective tax rate for the six months ended June 30, 2021 differs from amounts computed by applying the United States federal statutory rates to pre-tax income primarily due to state income taxes, the tax benefits related to stock compensation and non-deductible expenses.

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

At June 30, 2021, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$33,016	$33,016	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at June 30, 2021 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$250,906	$253,651

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE

During the first six months of 2021, the Company’s subsidiaries entered into installment obligations totaling approximately $13.4 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments and are recorded in long term debt and current maturities on the Condensed Consolidated Balance Sheets. The terms of these obligations are for 84 months.

NOTE L: LITIGATION

The Company is not currently a party to any pending legal proceeding which management believes to be material to the financial statements of the Company. The Company maintains liability insurance against risks arising out of the normal course of its business.

NOTE M: LEASES

Adoption of ASU 2016-02, Leases

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

The Company leases trucks to owner-operators under our lease-to-own program. We also lease dock and yard space to related parties at our Laredo, Texas terminal. We have reviewed these operating leases and determined that the adoption of ASU 2016-02 did not require a change to our financial statements, as our method of accounting for related assets and lease revenue is consistent with the provisions of the ASC Topic 842.

Right-of-Use Leases

Following the Company’s adoption of ASU 2016-02 and related amendments on January 1, 2019, the Company entered into operating leases which include initial terms ranging from three to five years and which do not include an option for early cancellation. In accordance with the provisions of ASC Topic 842, these leases resulted in the recognition of right-of-use assets and corresponding operating lease liabilities, respectively valued at $1.3 million as of June 30, 2021. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using the Company’s incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable. The right-of-use assets are recorded in other assets, and the lease liability is recorded in accrued expenses and other liabilities and in other long-term liabilities on our condensed consolidated balance sheet. Lease expense is recorded on a straight-line basis over the lease term and is recorded in rent and purchased transportation in our condensed consolidated statements of operations. While the lease agreements contain provisions to extend after the initial term for an additional five years, the Company is not reasonably certain these extension options will be exercised. Therefore, potential lease payments that might occur under this extension period are not included in amounts recorded in our condensed consolidated balance sheets as of June 30, 2021.

Scheduled amounts and timing of cash flows arising from future right-of-use operating lease payments at June 30, 2021, are:

Maturity of Lease Liabilities	(In thousands)
2021 (remaining)	$316
2022	544
2023	340
2024	114
Total undiscounted operating lease payments	$1,314
Less: Imputed interest	(55)
Present value of operating lease liabilities	$1,259

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$1,259

Current lease liabilities (recorded in other current liabilities)	$474
Long-term lease liabilities (recorded in other long-term liabilities)	785
Total operating lease liabilities	$1,259

Other Information
Weighted-average remaining lease term for operating leases (years)	2.37
Weighted-average discount rate for operating leases	3.62%

Cash Flows

No new right-of-use assets were recognized as a non-cash asset addition that resulted from new operating lease liabilities during the three months or six months ended June 30, 2021. Cash paid for amounts included in the present value of operating lease liabilities was $0.1 million during the three months ended June 30, 2021 and is included in operating cash flows. Cash paid for amounts included in the present value of operating lease liabilities was $0.3 million during the six months ended June 30, 2021 and is included in operating cash flows.

Operating Lease Costs

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)

Long-term	$144	$138	$286	$272
Short-term	533	564	1,069	1,144
Total	$677	$702	$1,355	$1,416

Lessor Disclosures under ASC Topic 842

The Company leases trucks to owner-operators under operating leases, which generally have a term of up to five years and include options to purchase the truck at the end of the lease. In the event that an independent contractor defaults on their lease, the Company generally leases the truck to another independent contractor.

As of June 30, 2021, the gross carrying value of trucks underlying these leases was $55.2 million and accumulated depreciation was $27.1 million. Depreciation is calculated on a straight-line basis over the estimated useful life of the equipment, down to an estimated salvage value. In most cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed by the manufacturer. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal. During the quarter ended June 30, 2021, the Company incurred $1.7 million of depreciation expense for these assets.

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

Lease Revenue

The Company's operating lease revenue is disclosed in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)

Leased truck revenue (recorded in revenue, before fuel surcharge)	$1,835	$1,585	$3,405	$3,979
Leased building space revenue (recorded in non-operating income)	169	168	337	235
Total lease revenue	$2,004	$1,753	$3,742	$4,214

Lease Receivables

Future minimum operating lease payments receivable at June 30, 2021:

(in thousands)

2021 (remaining)	$3,942
2022	6,516
2023	3,406
2024	1,494
2025	18
Thereafter	-
Total future minimum lease payments receivable	$15,376

NOTE N: EFFECT OF COVID-19 PANDEMIC

The rapid spread of COVID-19 resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, increased border and port controls and closures, and shutdowns. These measures and the public health concerns resulting from the outbreak severely disrupted economic and commercial activity. The resulting impact on domestic and global supply chains caused slowdowns and reduced freight demand for transportation companies such as ours. Because we have a significant concentration of customers within the automotive industry, our freight volumes and revenues were significantly affected by the closure of North American automotive manufacturing facilities beginning in late March of 2020. Our automotive customers resumed operations during the second quarter of 2020. Any future delays or interruptions of automotive production and other consumer activity affecting our customers that could result from the ongoing outbreak of the Delta variant or any future wave of the virus or other similar outbreaks could further adversely affect our business. In addition, the implementation of measures to protect the health and safety of our employees, customers, vendors and the general public may disrupt our ability to efficiently manage personnel and operations and to recruit and retain driver and non-driver personnel, which could have a material adverse effect on our operating results. Further, negative financial results, an economic downturn or uncertainty, or a tightening of credit markets caused by COVID-19 or other similar outbreaks could have a material adverse effect on our liquidity and our ability to effectively meet our short- and long-term financial obligations.

NOTE O: NONCASH INVESTING AND FINANCING ACTIVITIES

The Company financed approximately $13.4 million in equipment purchases during the first six months of 2021 utilizing noncash financing.

NOTE P:  SUBSEQUENT EVENTS

On July 13, 2021, the Company’s Board of Directors declared a 2-for-1 forward stock split of its common stock in the form of a 100% stock dividend, payable on August 16, 2021, to stockholders of record on July 30, 2021. Under the terms of the stock split, the Company’s stockholders will receive a dividend of one share for every share held on the record date. The dividend will be paid in authorized but unissued shares of common stock of the Company. The additional shares will be distributed by the Company’s transfer agent, Computershare, and the per share price of the Company’s common stock will adjust accordingly on The Nasdaq Stock Market.

On July 27, 2021, the Company announced the commencement of a modified “Dutch auction” tender offer to purchase up to 200,000 shares (as adjusted for the Company’s previously announced 2-for-1 forward split of its common stock in the form of a 100% stock dividend), or about 1.7%, of its outstanding common stock at a price of not less than $32.00 and not more than $37.00 per share (as adjusted for the Stock Split). The tender offer will expire at 5:00 p.m., Eastern Time, on August 26, 2021, unless extended or withdrawn.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

Certain information included in this Quarterly Report on Form 10-Q constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In this Quarterly Report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “project,” “could,” “should,” “would” and similar expressions, as they relate to us, out management, and our industry are intended to identify forward-looking statements. Such forward-looking statements may relate to expected future financial and operating results, prospects, plans or events, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, ongoing and potential future economic, business and operational disruptions and uncertainties due to the COVID-19 pandemic or other public health crises; excess capacity in the trucking industry; surplus inventories; recessionary economic cycles and downturns in customers' business cycles; increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, and license and registration fees; the resale value of the Company's used equipment and the price of new equipment; increases in compensation for and difficulty in attracting and retaining qualified drivers and owner-operators; increases in insurance premiums and deductible amounts relating to accident, cargo, workers' compensation, health, and other claims; unanticipated increases in the number or amount of claims for which the Company is self-insured; inability of the Company to continue to secure acceptable financing arrangements; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors including reductions in rates resulting from competitive bidding; the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations; our ability to develop and implement suitable information technology systems and prevent failures in or breaches of such systems; the impact of pending or future litigation; a determination that independent contractors are employees; general risks associated with doing business in Mexico, including, without limitation, potential increased costs and adverse impacts resulting from recent Mexican labor outsourcing law reforms, exchange rate fluctuations, inflation, import duties, tariffs, quotas, political and economic instability and terrorism; the potential impact of new laws, regulations or policy, including, without limitation, tariffs, import/export, trade and immigration regulations or policies; a significant reduction in or termination of the Company's trucking service by a key customer; and other factors, including risk factors, included from time to time in filings made by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed above and in company filings might not transpire.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed, and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 67.5% and 81.6% of total revenues, excluding fuel surcharges, for the three months ended June 30, 2021 and 2020, respectively. Truckload services revenues, excluding fuel surcharges, represented 67.2% and 81.6% of total revenues, excluding fuel surcharges, for the six months ended June 30, 2021 and 2020, respectively. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefits costs, independent broker costs (which we record as purchased transportation), insurance, maintenance and capital equipment costs.

In discussing our results of operations, we use revenue, before fuel surcharge (and fuel expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended June 30, 2021 and 2020, approximately $16.1 million and $7.2 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the six months ended June 30, 2021 and 2020, approximately $29.8 million and $24.5 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

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

While we and most of our customers have returned to normal operations and economic activity continued to increase during the first six months of 2021, we continue to monitor ongoing developments with the COVID-19 pandemic. Any future waves or outbreaks of alternative strains of the virus could adversely impact our future operations and financial results. The ultimate extent of the pandemic’s impact on the Company’s financial and operating results, which could be material, will be determined by the length of time the pandemic continues, its continued severity, and further government regulations imposed in response to the pandemic, and its continued effect on the economy and transportation demand.

While operating cash flows may be negatively impacted by the pandemic, the Company believes we will be able to continue to finance our near-term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are reported net of fuel surcharges.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	32.3	38.1	33.5	36.2
Operating supplies and expenses	9.1	15.7	9.9	10.7
Rent and purchased transportation	23.1	23.7	22.9	25.5
Depreciation	14.5	20.2	15.1	17.6
Insurance and claims	3.2	3.6	3.4	1.6
Other	2.4	2.5	2.5	4.4
(Gain) Loss on sale or disposal of property	(0.6)	0.1	(0.4)	0.1
Total operating expenses	84.0	103.9	86.9	96.1
Operating income (loss)	16.0	(3.9)	13.1	3.9
Non-operating income (expense)	1.8	3.8	2.9	(3.4)
Interest expense	(1.8)	(2.8)	(1.9)	(2.4)
Income (loss) before income taxes	16.0	(2.9)	14.1	(1.9)

THREE MONTHS ENDED JUNE 30, 2021 VS. THREE MONTHS ENDED JUNE 30, 2020

During the second quarter of 2021, truckload services revenue, before fuel surcharges, increased 40.1% to $98.0 million as compared to $70.0 million during the second quarter of 2020. The increase in revenue was primarily the result of favorable market conditions and improved rates for freight experienced during the second quarter of 2021 compared to the second quarter of 2020.

Salaries, wages and benefits decreased from 38.1% of revenues, before fuel surcharges, in the second quarter of 2020 to 32.3% of revenues, before fuel surcharges, during the second quarter of 2021. The percentage-based decrease is primarily a result of the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, maintenance wages, operations wages, and payroll taxes with a increase in revenues for the periods compared. On a dollar basis, salaries, wages and benefits increased from $26.6 million during the second quarter 2020 to $31.7 million during the second quarter of 2021 due to an increase in both our non-driver and driver employee counts as well as an increase in the number of miles generated by company drivers.

Operating supplies and expenses decreased from 15.7% of revenues, before fuel surcharges, during the second quarter of 2020 to 9.1% of revenues, before fuel surcharges, during the second quarter of 2021. The decrease relates primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel, which was a result of increased fuel surcharge collections from customers. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that, during periods of rising fuel prices, fuel surcharge collections increase, while fuel surcharge collections decrease during periods of falling fuel prices.

Depreciation decreased from 20.2% of revenues, before fuel surcharges, during the second quarter of 2020 to 14.5% of revenues, before fuel surcharges, during the second quarter of 2021. This decrease is primarily the result of favorable market conditions and improved rates for freight experienced during the second quarter of 2021 compared to the second quarter of 2020, as well as a moderate decrease in the average number of trucks within our fleet for the second quarter of 2021 compared to the second quarter of 2020. Due to the fixed nature of depreciation, an increase in operating revenues, before fuel surcharge, without a corresponding proportional increase in depreciation decreases depreciation expense as a percentage of operating revenues.

Non-operating income decreased from 3.8% of revenues, before fuel surcharges, during the second quarter of 2020 to 1.8% of revenues, before fuel surcharges, during the second quarter of 2021. This decrease primarily resulted from the change in the market values of our portfolio of marketable equity securities. The Company recorded a $1.6 million increase in the market values of our marketable equity securities in non-operating income during the second quarter of 2021, compared to a $2.5 million increase in the market value of our marketable equity securities during the second quarter of 2020.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 103.9% for the second quarter of 2020 to 84.0% for the second quarter of 2021.

SIX MONTHS ENDED JUNE 30, 2021 VS. SIX MONTHS ENDED JUNE 30, 2020

For the six months ended June 30, 2021, truckload services revenue, before fuel surcharges, increased 16.8% to $188.4 million as compared to $161.3 million for the six months ended June 30, 2020. The increase in revenue was primarily the result of favorable market conditions and improved rates for freight experienced during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Salaries, wages and benefits decreased from 36.2% of revenues, before fuel surcharges, in the first six months of 2020 to 33.5% of revenues, before fuel surcharges, during the first six months of 2021. The percentage-based increase is primarily a result of the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, maintenance wages, operations wages, and payroll taxes with an increase in revenues for the periods compared. On a dollar basis, salaries, wages and benefits increased from $58.3 million during the first six months of 2020 to $63.1 million during the first six months of 2021 due to an increase in both our non-driver and driver employee counts as well as an increase in the number of miles generated by company drivers.

Rent and purchased transportation decreased from 25.5% of revenues, before fuel surcharges, during the first six months of 2020 to 22.9% of revenues, before fuel surcharges, during the first six months of 2021. The decrease was primarily due to a decrease in the percentage of loads transported by third-party carriers during the first six months 2021 compared to the first six months 2020.

Depreciation decreased from 17.6% of revenues, before fuel surcharges, during the first six months of 2020 to 15.1% of revenues, before fuel surcharges, during the first six months of 2021. This decrease is primarily the result of favorable market conditions and improved rates for freight experienced during first six months of 2021 compared to the first six months of 2020, as well as a moderate decrease in the average number of trucks within our fleet for the first six months of 2021 compared to the first six months of 2020. Due to the fixed nature of depreciation, an increase in operating revenues, before fuel surcharge, without a corresponding proportional increase in depreciation decreases depreciation expense as a percentage of operating revenues.

Insurance and claims expense increased from 1.6% of revenues, before fuel surcharges, during the first six months of 2020 to 3.4% of revenues before fuel surcharges, during the first six months of 2021. This increase is largely due to the settlement, during the first six months of 2020, of a lawsuit brought against the Company by individuals who asserted they were misclassified as owner-operators. The amount of the settlement was less than the amount previously reserved for the suit, which resulted in a credit to expense during the first six months of 2020.

Non-operating income (expense) increased from an expense of (3.4%) of revenues, before fuel surcharges, during the first six months of 2020 income of 2.9% of revenues, before fuel surcharges, during the first six months of 2021. This increase primarily resulted from the change in the market values of our portfolio of marketable equity securities. The Company recorded a $5.8 million increase in the market value of our marketable equity securities in non-operating income (expense) during the first six months of 2021, compared to a $6.3 million decrease in the market value of our marketable equity securities during the first six months of 2020.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 96.1% for the first six months of 2020 to 86.9% for the first six months of 2021.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	4.6	6.0	4.5	5.7
Rent and purchased transportation	82.7	87.0	83.2	88.3
Other	1.4	2.2	1.4	2.5
Total operating expenses	88.7	95.2	89.1	96.5
Operating income	11.3	4.8	10.9	3.5
Non-operating income (expense)	0.8	2.1	1.4	(2.0)
Interest expense	(0.9)	(1.7)	(0.9)	(1.4)
Income before income taxes	11.2	5.2	11.4	0.1

THREE MONTHS ENDED JUNE 30, 2021 VS. THREE MONTHS ENDED JUNE 30, 2020

During the second quarter of 2021, logistics and brokerage services revenue, before fuel surcharges, increased 198.2% to $47.1 million as compared to $15.8 million during the second quarter of 2020. The increase is due to the onboarding of new business and to increases in average rates charged to customers during the second quarter of 2021 as compared to the second quarter of 2020.

Salaries, wages and benefits decreased from 6.0% of revenues, before fuel surcharges, in the second quarter of 2020 to 4.6% of revenues, before fuel surcharges, during the second quarter of 2021. The percentage-based decrease is primarily a result of the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, operations wages, and payroll taxes with an increase in revenues for the periods compared.

Rents and purchased transportation decreased from 87.0% of revenues, before fuel surcharges, during the second quarter of 2020 to 82.7% of revenues, before fuel surcharges, during the second quarter of 2021. The decrease resulted from paying third-party carriers a smaller percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 95.2% for the second quarter of 2020 to 88.7% for the second quarter of 2021.

SIX MONTHS ENDED JUNE 30, 2021 VS. SIX MONTHS ENDED JUNE 30, 2020

During the first six months of 2021, logistics and brokerage services revenue, before fuel surcharges, increased 153.1% to $91.9 million as compared to $36.3 million during the first six months of 2020. The increase is due to the onboarding of new business and to increases in average rates charged during the first six months of 2021 as compared to the first six months of 2020.

Salaries, wages and benefits decreased from 5.7% of revenues, before fuel surcharges, in the first six months of 2020 to 4.5% of revenues, before fuel surcharges, during the first six months of 2021. The percentage-based decrease is primarily a result of the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, operations wages, and payroll taxes with an increase in revenues for the periods compared.

Rents and purchased transportation decreased from 88.3% of revenues, before fuel surcharges, during the first six months of 2020 to 83.2% of revenues, before fuel surcharges, during the first six months of 2021. The decrease resulted from paying third-party carriers a smaller percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 96.5% for the first six months of 2020 to 89.1% for the first six months of 2021.

Non-operating income (expense) increased from an expense of (2.0%) of revenues, before fuel surcharges, during the first six months of 2020 to income of 1.4% of revenues, before fuel surcharges, during the first six months of 2021. This decrease primarily resulted from the change in the market values of our portfolio of marketable equity securities. The Company recorded a $5.8 million increase in the market value of our marketable equity securities in non-operating income (expense) during the first six months of 2021, compared to a $6.3 million decrease in the market value of our marketable equity securities during the first six months of 2020.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED JUNE 30, 2021 VS. THREE MONTHS ENDED JUNE 30, 2020

Net income for all divisions was approximately $15.3 million, or 10.6% of revenues, before fuel surcharges for the second quarter of 2021 as compared to a net loss of $0.8 million, or 1.0% of revenues, before fuel surcharges for the second quarter of 2020. The increase in net income resulted in diluted earnings per share of $2.66 for the second quarter of 2021 as compared to a diluted loss per share of $0.14 for the second quarter of 2020.

SIX MONTHS ENDED JUNE 30, 2021 VS. SIX MONTHS ENDED JUNE 30, 2020

Net income for all divisions was approximately $27.3 million, or 9.7% of revenues, before fuel surcharges for the first six months of 2021 as compared to a net loss of $2.1 million, or 1.1% of revenues, before fuel surcharges for the first six months of 2020. The increase in net income resulted in diluted earnings per share of $4.74 for the first six months of 2021 as compared to a diluted loss per share of $0.37 for the first six months of 2020.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, and borrowings under our lines of credit, installment notes, and our investment margin account.

During the first six months of 2021, we generated $51.3 million in cash from operating activities. Investing activities generated $21.5 million in cash in the first six months of 2021. Financing activities used $50.1 million in cash in the first six months of 2021.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first six months of 2021, we utilized cash on hand, installment notes, and our line of credit to finance purchases of revenue equipment and other assets of approximately $13.4 million.

We commonly finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 84 months. During the first six months of 2021, the Company’s subsidiary, P.A.M. Transport, Inc., entered into installment obligations totaling approximately $13.4 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments.

During the remainder of 2021, we expect to purchase approximately 405 new trucks while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $20.3 million. Additionally, on July 27, 2021, we commenced a tender offer to purchase up to 200,000 shares of our common stock at a price not greater than $37.00 per share nor less than $32.00 per share, for a total purchase price of up to approximately $7.4 million. The number of shares subject to the tender offer and the per share price range of the offer have been adjusted to reflect our previously announced 2-for-1 forward split of our common stock in the form of a 100% stock dividend payable on August 16, 2021, to stockholders of record on July 30, 2021. Subject to certain limitations and legal requirements, the terms of the tender offer permit us to accept for payment up to an additional 2% of our outstanding shares (or approximately 229,050 additional shares, as adjusted for the stock split). Assuming that an additional amount of shares above the maximum of 200,000 shares are tendered in the offer and we accept an additional number of shares up to 2% of our outstanding shares, the aggregate purchase price will be up to approximately $15.9 million. We anticipate that we will pay for the shares tendered in the offer, as well as paying related fees and expenses, from our cash and cash equivalents, but we may utilize funds borrowed under our existing line of credit.

Management believes we will be able to finance our near-term needs for working capital over the next twelve months, the purchase of our shares in the tender offer, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our recent operating results, current cash position, anticipated future cash flows, and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future.

During the first six months of 2021, we maintained a revolving line of credit. Amounts outstanding under the line bear interest at LIBOR (determined as of the first day of each month) plus 1.25% (1.35% at June 30, 2021), are secured by our trade accounts receivable and mature on July 1, 2022. An “unused fee” of 0.25% is charged if average borrowings are less than $18.0 million. At June 30, 2021 outstanding advances on the line of credit were approximately $0.40 million, including approximately $0.40 million in letters of credit, with availability to borrow $59.6 million.

Trade accounts receivable increased from $77.7 million at December 31, 2020 to $88.2 million at June 30, 2021. The increase resulted from an increase in freight revenues, which flow through accounts receivable, during the second quarter of 2021 as compared to the fourth quarter of 2020.

Prepaid expenses and deposits decreased from $10.2 million at December 31, 2020 to $7.8 million at June 30, 2021. The decrease relates to the normal amortization of items prepaid as of December 31, 2020.

Marketable equity securities increased from $27.9 million at December 31, 2020 to $33.0 million at June 30, 2021. The $5.1 million increase was due to the increase in the market value of held marketable equity securities of $5.8 million, the purchase of marketable equity securities with a combined market value of approximately $0.7 million and the sale of marketable equity securities with a combined market value of $1.4 million during the first six months of 2020.

Accounts payable decreased from $46.1 million at December 31, 2020 to $35.8 million at June 30, 2021. This decrease was primarily attributable to a reduction in the amount accrued for equipment purchases. As of December 31, 2020, equipment was received and payment accrued, which was financed under notes during the first six months of 2021.

Long-term debt and current maturities of long term-debt are reviewed on an aggregate basis, as the classification of amounts in each category are typically affected merely by the passage of time. Long-term debt and current maturities of long-term debt, on an aggregate basis, decreased from $286.1 million at December 31, 2020 to $250.9 million at June 30, 2021. The decrease was primarily related to note payments made during the first six months of 2021, partially offset by the addition of $13.4 million in equipment installment notes entered into during the first six months of the year.

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

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities increased to $33.0 million at June 30, 2021 from $27.9 million at December 31, 2020. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $3.3 million. For additional information with respect to the marketable equity securities, see Note D to our Condensed Consolidated Financial Statements.

Interest Rate Risk

Our line of credit bears interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR or a change to an index rate other than LIBOR, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $12.5 million of variable rate debt was outstanding under our line of credit for a full fiscal year; a hypothetical 100 basis point increase in LIBOR would result in approximately $125,000 of additional interest expense.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As we continue to grow our business in Mexico, we are subject to greater risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of Mexico, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and U.S. export and import laws, and social, political, and economic instability. We also face additional risks associated with our Mexico business, including potential restrictive trade policies and imposition of any import or export taxes, duties, fees, etc. If we are unable to address business concerns related to our international operations in a timely and cost-efficient manner, our financial position, results of operations or cash flows could be adversely affected. Additionally, approximately 40% of the freight we haul crosses the border between the United States and Mexico. In past years, we have experienced delays in Mexico border-crossings due to weather events, immigration-related issues and the reallocation of border agents to other border areas. Any future shutdowns or disruptions of Mexico border-crossings, particularly at the Laredo, Texas border, could materially and adversely impact our operations, cash flows and profitability. The agreement permitting cross-border movements for both United States and Mexican-based carriers in the United States and Mexico presents additional risks in the form of potential increased competition and the potential for increased congestion in our lanes that cross the border between countries.

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

No shares were repurchased under the Company’s stock repurchase program during the second quarter of 2021.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on May 15, 2002).
3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on April 30, 2020 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on May 1, 2020).

3.3	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on December 11, 2007).
3.4	First Amendment to the Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on January 7, 2020).
3.5	Second Amendment to the Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K filed on August 5, 2020).
3.6	Third Amendment to the Amended and restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 10, 2021).
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: August 6, 2021	By: /s/ Joseph A. Vitiritto
Joseph A. Vitiritto
President and Chief Executive Officer
(principal executive officer)

Dated: August 6, 2021	By: /s/ Allen W. West
Allen W. West
Vice President-Finance, Chief Financial
Officer, Secretary and Treasurer
(principal accounting and financial officer)