Form 10-Q
period 2021-09-30
PAM TRANSPORTATION SERVICES INC
filed 2021-11-05
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 25, 2020
Common Stock, $.01 Par Value	11,167,261

P.A.M. TRANSPORTATION SERVICES, INC.

Form 10-Q

For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$21,575	$337
Accounts receivable-net:
Trade, less current estimated credit loss of $4,319 and $3,482, respectively	103,517	77,731
Other	6,088	5,127
Inventories	1,349	1,345
Prepaid expenses and deposits	8,428	10,172
Marketable equity securities	36,130	27,941
Income taxes refundable	413	868
Total current assets	177,500	123,521

Property and equipment:
Land	19,719	18,486
Structures and improvements	33,292	32,275
Revenue equipment	518,791	592,476
Office furniture and equipment	11,235	10,439
Total property and equipment	583,037	653,676
Accumulated depreciation	(194,060)	(202,851)
Net property and equipment	388,977	450,825

Other assets	3,772	4,246

TOTAL ASSETS	$570,249	$578,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,261	$46,102
Accrued expenses and other liabilities	25,937	26,601
Current maturities of long-term debt	46,367	57,776
Total current liabilities	113,565	130,479

Long-term debt - less current portion	184,191	228,330
Deferred income taxes	83,868	68,883
Other long-term liabilities	499	919
Total liabilities	382,123	428,611

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 23,394,046 and 23,391,438 shares issued; 11,167,261 and 11,455,790 shares outstanding at September 30, 2021 and December 31, 2020, respectively	234	117
Additional paid-in capital	84,379	84,148
Treasury stock, at cost; 12,226,785 and 11,935,648 shares at September 30, 2021 and December 31, 2020, respectively	(169,946)	(159,118)
Retained earnings	273,459	224,834
Total stockholders’ equity	188,126	149,981

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$570,249	$578,592

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
OPERATING REVENUES:
Revenue, before fuel surcharge	$166,331	$109,854	$446,647	$307,441
Fuel surcharge	16,754	12,088	46,559	36,634
Total operating revenues	183,085	121,942	493,206	344,075

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	34,937	30,618	102,173	90,991
Operating supplies and expenses	25,712	20,875	74,375	62,866
Rent and purchased transportation	72,698	41,402	192,387	114,688
Depreciation	12,740	13,403	41,426	41,936
Insurance and claims	3,443	3,145	9,806	5,701
Other	3,008	2,599	8,505	10,411
Gain on disposition of equipment	(276)	(174)	(962)	(71)
Total operating expenses and costs	152,262	111,868	427,710	326,522

OPERATING INCOME	30,823	10,074	65,496	17,553

NON-OPERATING INCOME (EXPENSE)	37	(94)	6,853	(6,209)
INTEREST EXPENSE	(1,899)	(2,211)	(6,372)	(6,601)

INCOME BEFORE INCOME TAXES	28,961	7,769	65,977	4,743

FEDERAL AND STATE INCOME TAX EXPENSE:
Current	2,141	106	2,368	106
Deferred	5,461	1,663	14,984	763
Total federal and state income tax expense	7,602	1,769	17,352	869

NET INCOME	$21,359	$6,000	$48,625	$3,874

INCOME PER COMMON SHARE:
Basic	$1.88	$0.52	$4.26	$0.34
Diluted	$1.87	$0.52	$4.24	$0.34

AVERAGE COMMON SHARES OUTSTANDING:
Basic	11,362	11,526	11,421	11,516
Diluted	11,430	11,536	11,481	11,550

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$48,625	$3,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,426	41,936
Bad debt expense	837	329
Stock compensation-net of excess tax benefits	347	430
Provision for deferred income taxes	14,984	763
Recognized (gain) / loss on marketable equity securities	(5,382)	7,484
(Gain) on sale or disposition of equipment	(962)	(71)
Changes in operating assets and liabilities:
Accounts receivable	(27,584)	(8,409)
Prepaid expenses, deposits, inventories, and other assets	1,781	1,064
Income taxes payable	455	(52)
Trade accounts payable	1,929	22,112
Accrued expenses and other liabilities	(2,500)	(16,354)
Net cash provided by operating activities	73,956	53,106

INVESTING ACTIVITIES:
Purchases of property and equipment	(15,297)	(39,763)
Proceeds from disposition of equipment	28,047	13,502
Sales of marketable equity securities	1,496	860
Purchases of marketable equity securities, net of return of capital	(4,302)	(3,982)
Net cash provided by (used in) investing activities	9,944	(29,383)

FINANCING ACTIVITIES:
Borrowings under line of credit	450,222	365,263
Repayments under line of credit	(468,469)	(371,182)
Borrowings of long-term debt	6,594	17,640
Repayments of long-term debt	(42,032)	(38,872)
Borrowings under margin account	4,387	7,037
Repayments under margin account	(2,536)	(1,806)
Repurchases of common stock	(10,828)	(1,793)
Net cash used in financing activities	(62,662)	(23,713)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	21,238	10

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -Beginning of period	337	318

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -End of period	$21,575	$328

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,425	$6,544
Income taxes	$2,581	$159

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable	$2,282	$3,944

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2021	11,456	$117	$84,148	$(159,118)	$224,834	$149,981

Net Income	-	-	-	-	11,949	11,949

Treasury stock repurchases	(6)	-	-	(144)	-	(144)

Stock based compensation	-	-	79	-	-	79

Balance at March 31, 2021	11,450	$117	$84,227	$(159,262)	$236,783	$161,865

Net Income	-	-	-	-	15,317	15,317

Stock awards-shares issued including tax benefits	2	-	-	-	-	-

Stock based compensation	-	-	174	-	-	174

Balance at June 30, 2021	11,452	$117	$84,401	$(159,262)	$252,100	$177,356

Net Income	-	-	-	-	21,359	21,359

Stock Split	-	117	(117)	-	-	-

Treasury stock repurchases	(285)	-	-	(10,684)	-	(10,684)

Stock based compensation	-	-	95	-	-	95

Balance at September 30, 2021	11,167	$234	$84,379	$(169,946)	$273,459	$188,126

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2020	11,498	$117	$83,688	$(156,837)	$207,007	$133,975

Net Loss	-	-	-	-	(1,304)	(1,304)

Stock awards-shares issued including tax benefits	4	-	-	-	-	-

Treasury stock repurchases	(18)	-	-	(321)	-	(321)

Stock based compensation	-	-	305	-	-	305

Balance at March 31, 2020	11,484	$117	$83,993	$(157,158)	$205,703	$132,655

Net Loss	-	-	-	-	(823)	(823)

Stock awards-shares issued including tax benefits	68	-	-	-	-	-

Treasury stock repurchases	-	-	-	-	-	-

Stock based compensation	-	-	21	-	-	21

Balance at June 30, 2020	11,552	$117	$84,014	$(157,158)	$204,880	$131,853

Net Income	-	-	-	-	6,000	6,000

Stock awards-shares issued including tax benefits	-	-	-	-	-	-

Treasury stock repurchases	(82)	-	-	(1,472)	-	(1,472)

Stock based compensation	-	-	104	-	-	104

Balance at September 30, 2020	11,470	$117	$84,118	$(158,630)	$210,880	$136,485

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2021

NOTE A: BASIS OF PRESENTATION

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “P.A.M.,” the “Company,” “we,” “our,” or “us” mean P.A.M. Transportation Services, Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine-month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

On July 13, 2021, our Board of Directors authorized a 2-for-1 forward stock split of the shares of our common stock, which was effected in the form of a 100% stock dividend. The stock split entitled each shareholder of record at the close of business on July 30, 2021 to receive one additional share of common stock for each share of common stock owned as of that date and was paid on August 16, 2021. Upon the completion of the stock split, our outstanding shares increased from approximately 5.7 million shares to approximately 11.4 million shares. All share and per share amounts in this quarterly report on Form 10-Q give effect to the stock split and have been adjusted retroactively, where applicable, for all periods presented.

NOTE B: RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, (“ASU 2020-04”), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. The Company has evaluated the provisions of this standard and determined that it is applicable to our line of credit and investment margin account. The London Interbank Offered Rate (“LIBOR”) was the basis for interest charges on outstanding borrowings our line of credit and investment margin account as of September 30, 2021. The scheduled discontinuation of LIBOR is not expected to materially alter any provisions of either of these debt instruments, except for the identification of a replacement reference rate. The Company has evaluated the new guidance and does not expect it to have a material impact on its financial condition, results of operations, or cash flows.

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

The following table sets forth market value, cost, and unrealized gains on equity securities as of September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
	(in thousands)
Fair market value	$36,130	$27,941
Cost	29,585	25,860
Unrealized gain	$6,545	$2,081

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
	(in thousands)
Gross unrealized gains	$10,141	$7,048
Gross unrealized losses	3,596	4,967
Net unrealized gain	$6,545	$2,081

The following table shows the Company’s net realized gains during the three and nine months ending on September 30, 2021 and 2020, respectively, on certain marketable equity securities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Sales proceeds	$72	$-	$1,496	$861
Cost of securities sold	19	-	560	1,466
Realized gain / (loss)	$53	$-	$936	$(605)

For the quarter ended September 30, 2021, the Company recognized dividends received of approximately $335,000 in non-operating income in its condensed consolidated statements of operations. For the quarter ended September 30, 2020, the Company recognized dividends received of approximately $314,000 in non-operating income in its condensed consolidated statements of operations.

For the nine months ended September 30, 2021, the Company recognized dividends received of approximately $995,000 in non-operating income in its condensed consolidated statements of operations. For the nine months ended September 30, 2020, the Company recognized dividends received of approximately $946,000 in non-operating income in its condensed consolidated statements of operations.

The Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of September 30, 2021, and December 31, 2020, the Company had outstanding borrowings of approximately $13,102,000 and $12,705,000, respectively, under its margin account. Margin account borrowings are used for the purchase of marketable equity securities and as a source of short-term liquidity and are included in accrued expenses and other liabilities on our balance sheets.

Our marketable equity securities portfolio had a net unrealized pre-tax loss in market value of approximately $456,000 during the third quarter of 2021, and a net unrealized pre-tax loss in market value of approximately $498,000 during the third quarter of 2020, which were reported as non-operating income for the respective periods.

NOTE E: STOCK-BASED COMPENSATION

The Company maintains a stock incentive plan (the “Plan”) under which incentive and nonqualified stock options and other stock awards may be granted. Under the Plan, 1,500,000 shares are reserved for the issuance of stock awards to directors, officers, key employees, and others. The stock option exercise price and the restricted stock value under the Plan shall not be less than 85% of the fair market value of the Company’s common stock on the date the award is granted. The fair market value is determined by the closing price of the Company’s common stock, on its primary exchange, on the same date that the option or award is granted.

During the first nine months of 2021, the Company granted 5,000 shares of common stock to certain key employees. These stock awards have grant date fair values of $30.17 per share, based on the closing price of the Company’s stock on the date of grant, and vest in 25% increments over four years, beginning one year from the anniversary date of the grant.

During the first nine months of 2021, the Company granted 2,608 shares of common stock to non-employee directors. These stock awards have a grant date fair value of $30.85 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately.

The total grant date fair value of stock vested during the first nine months of 2021 was approximately $80,000. The total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits during the first nine months of 2021, was approximately $347,000 and includes approximately $80,000 recognized as a result of the grant of 326 shares to each non-employee director. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.02 during the first nine months of 2021. As of September 30, 2021, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1,941,000, which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $94,000 in additional compensation expense related to unvested stock awards during the remainder of 2021 and to recognize approximately $408,000, $343,000, $334,000, $363,000, $288,000 and $111,000 in additional compensation expense related to unvested stock awards during the years 2022, 2023, 2024, 2025, 2026 and 2027, respectively.

The total grant date fair value of stock vested during the first nine months of 2020 was approximately $636,000. Total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits during the first nine months of 2020, was approximately $430,000 and includes approximately $90,000 recognized as a result of the grant of shares to each non-employee director. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.06 during the first nine months of 2020. As of September 30, 2020, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $2,318,000, which was being amortized on a straight-line basis over the remaining vesting period.

A summary of the status of the Company’s non-vested restricted stock as of September 30, 2021 and changes during the nine months ended September 30, 2021, is as follows:

	Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2021	122,070	$18.06
Granted	7,608	30.40
Canceled/forfeited/expired	(714)	28.23
Vested	(2,608)	30.85
Non-vested at September 30, 2021	126,356	$18.48

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands)
Truckload Services revenue	$110,436	66.4	$82,949	75.5	$298,835	66.9	$244,217	79.4
Brokerage and Logistics Services revenue	55,895	33.6	26,905	24.5	147,812	33.1	63,224	20.6
Total revenues	$166,331	100.0	$109,854	100.0	$446,647	100.0	$307,441	100.0

NOTE G: TREASURY STOCK

The Company’s stock repurchase program has been extended and expanded several times, most recently in April 2017, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. During the nine months ended September 30, 2021, the Company repurchased 18,732 shares of its common stock at an aggregate cost of approximately $647,000 under this program.

On July 27, 2021, the Company commenced a tender offer to repurchase up to 200,000 shares of the Company’s outstanding common stock at a price of not greater than $37.00 nor less than $32.00 per share. Following the expiration of the tender offer on August 31, 2021, the Company accepted 272,405 shares, including 72,405 oversubscribed shares tendered, of its common stock for purchase at $37.00 per share, at an aggregate purchase price of approximately $10.1 million, excluding fees and expenses related to the offer. The Company funded the purchase of the accepted shares tendered with available cash and accounted for the repurchase of these shares as treasury stock on the Company’s condensed consolidated balance sheet as of September 30, 2021.

The Company accounts for Treasury stock using the cost method. As of September 30, 2021, 12,226,785 shares were held in the treasury at an aggregate cost of approximately $169,946,000.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Net income	$21,359	$6,000	$48,625	$3,874

Basic weighted average common shares outstanding	11,362	11,526	11,421	11,516
Dilutive effect of common stock equivalents	68	10	60	34
Diluted weighted average common shares outstanding	11,430	11,536	11,481	11,550

Basic earnings per share	$1.88	$0.52	$4.26	$0.34
Diluted earnings per share	$1.87	$0.52	$4.24	$0.34

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, Accounting for Income Taxes, weighs all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of September 30, 2021, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of September 30, 2021, an adjustment to the Company’s condensed consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the nine months ended September 30, 2021 and 2020, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company’s effective income tax rates were 26.30% and 18.33% for the nine months ended September 30, 2021 and 2020, respectively. Our effective tax rate for the nine months ended September 30, 2021 differs from amounts computed by applying the United States federal statutory rates to pre-tax income primarily due to state income taxes and the tax benefits related to stock compensation.

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

At September 30, 2021, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$36,130	$36,130	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at September 30, 2021 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$230,556	$232,732

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE

During the first nine months of 2021, the Company’s subsidiaries entered into installment obligations totaling approximately $26.6 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments and are recorded in long term debt and current maturities on the condensed consolidated balance sheets. The terms of these obligations vary from 36 months for trucks to 84 months for trailers.

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

The initial lease term for certain shop and office locations is for periods ranging from one to five years with early cancellation options. The Company prefers that leases include early cancellation provisions to prevent becoming locked into long-term leases that become operationally unjustified and to allow the flexibility to pursue more cost-effective options for similar properties if they become available. These leases often include the option to extend for additional periods, which may or may not be exercised. Based on historical experience, the Company does not always extend these leases, sometimes exercises the option to cancel leases early and sometimes lessors choose to cancel leases or not extend. The company will continue to recognize lease expense for operating leases for which the initial term was twelve months or less, or for which it is reasonably likely that early cancellation provisions will be exercised, on a straight-line basis over the remaining term of the leases.

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

Right-of-Use Leases

Following the Company’s adoption of ASU 2016-02 and related amendments on January 1, 2019, the Company entered into operating leases which include initial terms ranging from three to five years and which do not include an option for early cancellation. In accordance with the provisions of ASC Topic 842, these leases resulted in the recognition of right-of-use assets and corresponding operating lease liabilities, respectively, valued at $1.1 million as of September 30, 2021. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using the Company’s incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable. The right-of-use assets are recorded in other assets, and the lease liability is recorded in accrued expenses and other liabilities and in other long-term liabilities on our condensed consolidated balance sheet. Lease expense is recorded on a straight-line basis over the lease term and is recorded in rent and purchased transportation in our condensed consolidated statements of operations. While these lease agreements may contain provisions to extend after the initial term for an additional five years, the Company is not reasonably certain these extension options will be exercised. Therefore, potential lease payments that might occur under this extension period are not included in amounts recorded in our condensed consolidated balance sheets as of September 30, 2021.

Scheduled amounts and timing of cash flows arising from future right-of-use operating lease payments at September 30, 2021, are:

Maturity of Lease Liabilities	(in thousands)
2021 (remaining)	$158
2022	544
2023	340
2024	114
Total undiscounted operating lease payments	$1,156
Less: Imputed interest	(43)
Present value of operating lease liabilities	$1,113

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$1,113

Current lease liabilities (recorded in other current liabilities)	$614
Long-term lease liabilities (recorded in other long-term liabilities)	499
Total operating lease liabilities	$1,113

Other Information
Weighted-average remaining lease term for operating leases (in years)	2.17
Weighted-average discount rate for operating leases	3.64%

Cash Flows

No new right-of-use assets were recognized as a non-cash asset addition that resulted from new operating lease liabilities during the three and nine months ended September 30, 2021. Cash paid for amounts included in the present value of operating lease liabilities was $0.1 million during the three months ended September 30, 2021 and is included in operating cash flows, within the condensed consolidated statement of cash flows. Cash paid for amounts included in the present value of operating lease liabilities was $0.4 million during the nine months ended September 30, 2021 and is included in operating cash flows, within the condensed consolidated statement of cash flows.

Operating Lease Costs

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)

Long-term	$147	$140	$441	$412
Short-term	572	527	1,632	1,671
Total	$719	$667	$2,073	$2,083

Lease Revenue

The Company's operating lease revenue is disclosed in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)

Leased truck revenue (recorded in revenue, before fuel surcharge)	$2,039	$1,322	$5,444	$5,302
Leased building space revenue (recorded in non-operating income)	169	169	506	404
Total lease revenue	$2,208	$1,491	$5,950	$5,706

The Company leases trucks to owner-operators under operating leases, which generally have a term of up to five years and include options to purchase the truck at the end of the lease. In the event that an independent contractor defaults on their lease, the Company generally leases the truck to another independent contractor.

As of September 30, 2021, the gross carrying value of trucks underlying these leases was $55.8 million and accumulated depreciation was $28.6 million. Depreciation is calculated on a straight-line basis over the estimated useful life of the equipment, down to an estimated salvage value. In most cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed by the manufacturer. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal. During the quarter ended September 30, 2021, the Company incurred $1.7 million of depreciation expense for these assets.

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

Lease Receivables

Future minimum operating lease payments receivable at September 30, 2021:

(in thousands)

2021 (remaining)	$2,234
2022	7,637
2023	4,520
2024	2,189
2025	35
Total future minimum lease payments receivable	$16,615

NOTE N: EFFECT OF COVID-19 PANDEMIC

The rapid spread of COVID-19 resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, increased border and port controls and closures, and shutdowns. These measures and the public health concerns resulting from the outbreak severely disrupted economic and commercial activity. The resulting impact on domestic and global supply chains caused slowdowns and reduced freight demand for transportation companies such as ours. Because we have a significant concentration of customers within the automotive industry, our freight volumes and revenues were significantly affected by the closure of North American automotive manufacturing facilities beginning in late March of 2020. Our automotive customers resumed operations during the second quarter of 2020. Any future delays or interruptions of automotive production and other consumer activity affecting our customers that could result from the ongoing outbreak of the Delta variant or any future wave of the virus or other similar outbreaks could further adversely affect our business. In addition, the implementation of measures to protect the health and safety of our employees, customers, vendors and the general public, such as the recently announced federal directive to mandate full vaccination or weekly testing of employees for employers with 100 or more employees, may disrupt our ability to efficiently manage personnel and operations and to recruit and retain driver and non-driver personnel, which could have a material adverse effect on our operating results. Further, negative financial results, an economic downturn or uncertainty, or a tightening of credit markets caused by COVID-19 or other similar outbreaks could have a material adverse effect on our liquidity and our ability to effectively meet our short- and long-term financial obligations.

NOTE O: NONCASH INVESTING AND FINANCING ACTIVITIES

The Company financed approximately $20.0 million in equipment purchases during the first nine months of 2021 utilizing noncash financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

Certain information included in this Quarterly Report on Form 10-Q constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to expected future financial and operating results, prospects, plans or events, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, ongoing and potential future economic, business and operational disruptions and uncertainties due to the COVID-19 pandemic, including from the current spread of the Delta variant and any future spikes or outbreaks of the virus, or other public health crises, including from the implementation of vaccine mandates and other government actions taken in response to the pandemic; excess capacity in the trucking industry; surplus inventories; recessionary economic cycles and downturns in customers' business cycles; increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, and license and registration fees; the resale value of the Company's used equipment and the price of new equipment; increases in compensation for and difficulty in attracting and retaining qualified drivers and owner-operators; increases in insurance premiums and deductible amounts relating to accident, cargo, workers' compensation, health, and other claims; unanticipated increases in the number or amount of claims for which the Company is self-insured; inability of the Company to continue to secure acceptable financing arrangements; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors including reductions in rates resulting from competitive bidding; the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations; our ability to develop and implement suitable information technology systems and prevent failures in or breaches of such systems; the impact of pending or future litigation; general risks associated with doing business in Mexico, including, without limitation, exchange rate fluctuations, inflation, import duties, tariffs, quotas, political and economic instability and terrorism; the potential impact of new laws, regulations or policy, including, without limitation, tariffs, import/export, trade and immigration regulations or policies; a significant reduction in or termination of the Company's trucking service by a key customer; and other factors, including risk factors, included from time to time in filings made by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed above and in company filings might not transpire.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed, and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 66.4% and 75.5% of total revenues, excluding fuel surcharges, for the three months ended September 30, 2021 and 2020, respectively. Truckload services revenues, excluding fuel surcharges, represented 66.9% and 79.4% of total revenues, excluding fuel surcharges, for the nine months ended September 30, 2021 and 2020, respectively. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefits costs, independent broker costs (which we record as purchased transportation), insurance, maintenance and capital equipment costs.

In discussing our results of operations, we use revenue, before fuel surcharge (and fuel expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended September 30, 2021 and 2020, approximately $16.8 million and $12.1 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the nine months ended September 30, 2021 and 2020, approximately $46.6 million and $36.6 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

On July 13, 2021, the Company’s Board of Directors declared a 2-for-1 forward stock split of its common stock in the form of a 100% stock dividend, payable on August 16, 2021, to stockholders of record on July 30, 2021. All share and per share amounts in this quarterly report on Form 10-Q give effect to the stock split and have been adjusted retroactively, where applicable, for all periods presented. See Note A to the condensed consolidated financial statements for additional information on the stock split.

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

While we and most of our customers have returned to normal operations and economic activity continued to increase during the first nine months of 2021, we continue to monitor ongoing developments with the COVID-19 pandemic. Any future waves or outbreaks of alternative strains of the virus, including the current spread of the Delta variant, could adversely impact our future operations and financial results.

On September 9, 2021, President Biden announced that he has directed the Occupational Safety and Health Administration (OSHA) to develop an Emergency Temporary Standard (ETS) mandating either the full vaccination or weekly testing of employees for employers with 100 or more employees. OSHA has not yet issued the ETS nor provided any additional information on its contents or requirements. We will continue to monitor these requirements and their implementation for any potential impacts to our operations.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	29.2	35.4	31.9	35.9
Operating supplies and expenses	8.0	10.5	9.2	10.7
Rent and purchased transportation	24.3	21.3	23.4	24.1
Depreciation	11.2	16.1	13.7	17.1
Insurance and claims	3.1	3.8	3.3	2.3
Other	2.4	2.8	2.4	3.9
(Gain) loss on sale or disposal of property	(0.3)	(0.2)	(0.3)	0.0
Total operating expenses	77.9	89.7	83.6	94.0
Operating income	22.1	10.3	16.4	6.0
Non-operating income (expense)	0.1	(0.1)	1.9	(2.2)
Interest expense	(1.3)	(2.3)	(1.7)	(2.4)
Income before income taxes	20.9	7.9	16.6	1.4

THREE MONTHS ENDED SEPTEMBER 30, 2021 VS. THREE MONTHS ENDED SEPTEMBER 30, 2020

During the third quarter of 2021, truckload services revenue, before fuel surcharges, increased 33.1% to $110.4 million as compared to $82.9 million during the third quarter of 2020. The increase in revenue was primarily the result of increases in the average rate per mile charged to our customers and in the average number of trucks in our fleet during the third quarter of 2021 compared to the third quarter of 2020. These increases were partially offset by a decrease in the total number of miles driven per truck for the third quarter of 2021 compared to the third quarter of 2020.

Salaries, wages and benefits decreased from 35.4% of revenues, before fuel surcharges, in the third quarter of 2020 to 29.2% of revenues, before fuel surcharges, during the third quarter of 2021. This percentage-based decrease is primarily a result of the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, maintenance wages, and operations wages with an increase in revenues for the periods compared.

Operating supplies and expenses decreased from 10.5% of revenues, before fuel surcharges, during the third quarter of 2020 to 8.0% of revenues, before fuel surcharges, during the third quarter of 2021. The decrease relates primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel, which was a result of increased fuel surcharge collections from customers. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that, during periods of rising fuel prices, fuel surcharge collections increase, while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner-operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner-operators for their services is reported along with their base rate of pay in the Rent and purchased transportation category. These categorizations have the effect of reducing our net operating supplies and expenses while increasing the Rent and purchased transportation category, as discussed below.

Rent and purchased transportation increased from 21.3% of revenues, before fuel surcharges, during the third quarter of 2020 to 24.3% of revenues, before fuel surcharges, during the third quarter of 2021. The increase was primarily due to an increase in the rates charged by third-party carriers during the third quarter of 2021 compared to the third quarter of 2020. Also contributing to the increase was an increase in the average number of owner-operators under contract from 358 during the third quarter of 2020 to 382 during the third quarter of 2021, as well as an increase in the average rate per mile, including fuel surcharges, paid to owner-operators during the respective periods.

Depreciation decreased from 16.1% of revenues, before fuel surcharges, during the third quarter of 2020 to 11.2% of revenues, before fuel surcharges, during the third quarter of 2021. This percentage-based decrease is primarily a result of the interaction of an increase in operating revenues with the fixed-cost nature of depreciation expense. Due to the fixed-cost nature of depreciation, an increase in operating revenues, before fuel surcharge, without a corresponding proportional increase in depreciation, decreases depreciation expense as a percentage of operating revenues.

Insurance and claims decreased from 3.8% of revenues, before fuel surcharges, during the third quarter 2020 to 3.1% of revenues, before fuel surcharges, during the third quarter 2021. This decrease as a percentage of revenue, before fuel surcharges, is attributable to the interaction of the increase in revenue with the decrease in total miles driven for the periods compared. Miles driven generally serve as the premium basis for most of our insurance coverages.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 89.7% for the third quarter of 2020 to 77.9% for the third quarter of 2021.

NINE MONTHS ENDED SEPTEMBER 30, 2021 VS. NINE MONTHS ENDED SEPTEMBER 30, 2020

For the nine months ended September 30, 2021, truckload services revenue, before fuel surcharges, increased 22.4% to $298.8 million as compared to $244.2 million for the nine months ended September 30, 2020. The increase in revenue was primarily the result of an increase in the average rate per mile charged to our customers during the first nine months of 2021 compared to first nine months of 2020. The increase in rates was partially offset by a decrease in average miles driven per truck for the first nine months of 2021 compared to the first nine months of 2020.

Salaries, wages and benefits decreased from 35.9% of revenues, before fuel surcharges, in the first nine months of 2020 to 31.9% of revenues, before fuel surcharges, during the first nine months of 2021. The percentage-based decrease is primarily a result of the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, maintenance wages, and operations wages with an increase in revenues for the periods compared.

Operating supplies and expenses decreased from 10.7% of revenues, before fuel surcharges, during the first nine months of 2020 to 9.2% of revenues, before fuel surcharges, during the first nine months of 2021. The percentage-based decrease relates primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel, which decreased as a result of increased fuel surcharge collections from customers. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that, during periods of rising fuel prices, fuel surcharge collections increase, while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner-operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner-operators for their services is reported along with their base rate of pay in the rent and purchased transportation category. These categorizations have the effect of reducing our net operating supplies and expenses while increasing the rent and purchased transportation category, as discussed below.

Rent and purchased transportation decreased from 24.1% of revenues, before fuel surcharges, during the first nine months of 2020 to 23.4% of revenues, before fuel surcharges, during the first nine months of 2021. The decrease was primarily due to a decrease in the average number of owner-operators under contract from 455 during the first nine months of 2020 to 373 during the first nine months of 2021. The decrease was partially offset by an increase in the average rate per mile, including fuel surcharges, paid to owner operators during the respective periods.

Depreciation decreased from 17.1% of revenues, before fuel surcharges, during the first nine months of 2020 to 13.7% of revenues, before fuel surcharges, during the first nine months of 2021. This decrease is primarily a result of the interaction of an increase in operating revenues with the fixed-cost nature of depreciation expense. Due to the fixed-cost nature of depreciation, an increase in operating revenues, before fuel surcharge, without a corresponding proportional increase in depreciation, decreases depreciation expense as a percentage of operating revenues.

Insurance and claims expense increased from 2.3% of revenues, before fuel surcharges, during the first nine months of 2020 to 3.3% of revenues before fuel surcharges, during the first nine months of 2021. This increase resulted from an increase in auto liability insurance premiums paid for the periods compared.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 94.0% for the first nine months of 2020 to 83.6% for the first nine months of 2021.

Non-operating income (expense) increased from expense of 2.2% of revenues, before fuel surcharges, during the first nine months of 2020 to income of 1.9% of revenues, before fuel surcharges, during the first nine months of 2021. This increase primarily resulted from the change in the market values of our portfolio of marketable equity securities. The Company recorded a $5.4 million increase in the market value of our marketable equity securities in non-operating income (expense) during the first nine months of 2021, compared to a $7.4 million decrease in the market value of our marketable equity securities during the first nine months of 2020.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	4.8	4.7	4.6	5.3
Rent and purchased transportation	83.0	88.8	83.5	89.0
Other	0.8	0.8	0.8	1.3
Total operating expenses	88.6	94.3	88.9	95.6
Operating income	11.4	5.7	11.1	4.4
Non-operating (expense) income	(0.1)	(0.1)	0.8	(1.2)
Interest expense	(0.7)	(1.2)	(0.8)	(1.3)
Income before income taxes	10.6	4.4	11.1	1.9

THREE MONTHS ENDED SEPTEMBER 30, 2021 VS. THREE MONTHS ENDED SEPTEMBER 30, 2020

During the third quarter of 2021, logistics and brokerage services revenue, before fuel surcharges, increased 107.8% to $55.9 million as compared to $26.9 million during the third quarter of 2020. The increase relates to an increase in the number of loads serviced and to an increase in the average rates charged to customers during the third quarter of 2021 as compared to the third quarter of 2020.

Rents and purchased transportation decreased from 88.8% of revenues, before fuel surcharges, during the third quarter of 2020 to 83.0% of revenues, before fuel surcharges, during the third quarter of 2021. The decrease resulted from paying third-party carriers a smaller percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 94.3% for the third quarter of 2020 to 88.6% for the third quarter of 2021.

NINE MONTHS ENDED SEPTEMBER 30, 2021 VS. NINE MONTHS ENDED SEPTEMBER 30, 2020

During the first nine months of 2021, logistics and brokerage services revenue, before fuel surcharges, increased 133.8% to $147.8 million as compared to $63.2 million during the first nine months of 2020. The increase relates to an increase in the number of loads serviced and in the average rates charged to customers during the first nine months of 2021 as compared to the first nine months of 2020.

Salaries, wages and benefits decreased from 5.3% of revenues, before fuel surcharges, in the first nine months of 2020 to 4.6% of revenues, before fuel surcharges, during the first nine months of 2021. The decrease relates primarily to the effect of higher revenues without a corresponding proportional increase in those wages with fixed-cost characteristics, such as general and administrative wages. On a dollar basis, salaries, wages and benefits increased from $3.3 million in the first nine months of 2020 to $6.8 million, during the first nine months of 2021.

Rents and purchased transportation decreased from 89.0% of revenues, before fuel surcharges, during the first nine months of 2020 to 83.5% of revenues, before fuel surcharges, during the first nine months of 2021. The decrease resulted from paying third-party carriers a smaller percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 95.6% for the first nine months of 2020 to 88.9% for the first nine months of 2021.

Non-operating income (expense) increased from expense of 1.2% of revenues, before fuel surcharges, during the first nine months of 2020 to income of 0.8% of revenues, before fuel surcharges, during the first nine months of 2021. This increase primarily resulted from the change in the market values of our portfolio of marketable equity securities. The Company recorded a $5.4 million increase in the market value of our marketable equity securities in non-operating income (expense) during the first nine months of 2021, compared to a $7.4 million decrease in the market value of our marketable equity securities during the first nine months of 2020.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED SEPTEMBER 30, 2021 VS. THREE MONTHS ENDED SEPTMEBER 30, 2020

Net income for all divisions was approximately $21.4 million, or 12.8% of revenues, before fuel surcharges for the third quarter of 2021 as compared to net income of $6.0 million, or 5.5% of revenues, before fuel surcharges for the third quarter of 2020. The increase in net income resulted in diluted earnings per share of $1.87 for the third quarter of 2021 as compared to diluted earnings per share of $0.52 for the third quarter of 2020.

NINE MONTHS ENDED SEPTEMBER 30, 2021 VS. NINE MONTHS ENDED SEPTEMBER 30, 2020

Net income for all divisions was approximately $48.6 million, or 10.9% of revenues, before fuel surcharges for the first nine months of 2021 as compared to net income of $3.9 million, or 1.3% of revenues, before fuel surcharges for the first nine months of 2020. The increase in net income resulted in a diluted earnings per share of $4.24 for the first nine months of 2021 as compared to diluted earnings per share of $0.34 for the first nine months of 2020.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, and borrowings under our credit facilities, installment notes, and investment margin account.

During the first nine months of 2021, we generated $74.0 million in cash from operating activities. Investing activities generated $9.9 million in cash in the first nine months of 2021. Financing activities used $62.7 million in cash in the first nine months of 2021.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first nine months of 2021, we utilized cash on hand, installment notes, and our line of credit to finance purchases of revenue equipment and other assets of approximately $35.3 million.

We commonly finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 84 months. During the first nine months of 2021, the Company’s subsidiary, P.A.M. Transport, Inc., entered into installment obligations totaling approximately $26.6 million for the purpose of purchasing revenue equipment and other assets. These obligations are payable in monthly installments.

During the remainder of 2021, we expect to purchase approximately 215 new trucks while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $20.1 million.

On July 27, 2021, we commenced a tender offer to repurchase up to 200,000 shares of the Company’s outstanding common stock at a price of not greater than $37.00 nor less than $32.00 per share. Following the expiration of the tender offer on August 31, 2021, we accepted 272,405 shares, including 72,405 oversubscribed shares tendered, of our common stock for purchase at $37.00 per share, at an aggregate purchase price of approximately $10.1 million, excluding fees and expenses related to the offer. The Company funded the purchase of the accepted shares tendered with available cash.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future.

During the first nine months of 2021, we maintained a revolving line of credit. Amounts outstanding under the line bear interest at LIBOR (determined as of the first day of each month) plus 1.25% (1.34% at September 30, 2021), are secured by our trade accounts receivable and mature on July 1, 2022. An “unused fee” of 0.25% is charged if average borrowings are less than $18.0 million. At September 30, 2021 outstanding advances on the line of credit were approximately $0.4 million, including approximately $0.4 million in letters of credit, with availability to borrow $59.6 million.

Trade accounts receivable increased from $77.7 million at December 31, 2020 to $103.5 million at September 30, 2021. The increase resulted from an increase in freight revenues, which flow through accounts receivable, during the third quarter of 2021 as compared to the fourth quarter of 2020.

Prepaid expenses and deposits decreased from $10.2 million at December 31, 2020 to $8.4 million at September 30, 2021. The decrease relates to the normal amortization of items prepaid as of December 31, 2020.

Marketable equity securities increased from $27.9 million at December 31, 2020 to $36.1 million at September 30, 2021. The $8.2 million increase was due to an increase in the market value of held marketable equity securities of $5.4 million, the purchase of marketable equity securities with a combined purchase cost of approximately $4.3 million and the sale of marketable equity securities with combined proceeds of $1.5 million during the first nine months of 2021.

Accounts payable decreased from $46.1 million at December 31, 2020 to $41.3 million at September 30, 2021. This decrease was primarily attributable to less being accrued for fixed asset purchases as of September 30, 2021.

Long-term debt and current maturities of long term-debt are reviewed on an aggregate basis, as the classification of amounts in each category are typically affected merely by the passage of time. Long-term debt and current maturities of long-term debt, on an aggregate basis, decreased from $286.1 million at December 31, 2020 to $230.6 million at September 30, 2021. The decrease was primarily related to the relative decline in financing of additional revenue equipment during the first nine months of 2021, compared to the first nine months of 2020. Additional financing during the first nine months of 2021 was outpaced by note payments made during the first nine months of 2021.

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

Equity Price Risk

We hold certain actively-traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities increased to $36.1 million at September 30, 2021 from $27.9 million at December 31, 2020. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $3.6 million. For additional information with respect to the marketable equity securities, see Note D to our condensed consolidated financial statements.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The outbreak of the novel coronavirus (COVID-19) pandemic in early 2020 materially and adversely affected our operating results and cash flows during 2020. The ongoing impacts of the pandemic and any other outbreaks of contagious diseases or other adverse public health developments could have a further materially adverse effect on our financial condition, liquidity, results of operations, and cash flows. The rapid spread of COVID-19 has resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, increased border and port controls and closures, and shutdowns. These measures and the public health concerns resulting from the outbreak have severely disrupted economic and commercial activity. The resulting impact on domestic and global supply chains caused slowdowns and reduced freight demand for transportation companies such as ours. Because we have a significant concentration of customers within the automotive industry, our freight volumes and revenues were significantly affected by the closure of North American automotive manufacturing facilities beginning in late March. Our automotive customers have since resumed operations; however, the current spread of the Delta variant, any future wave of the virus or other similar outbreaks could further adversely affect our business. In addition, the implementation of measures to protect the health and safety of our employees, customers, vendors and the general public, such as the recently announced federal directive to mandate full vaccination or weekly testing of employees for employers with 100 or more employees, may disrupt our ability to efficiently manage personnel and operations and to recruit and retain driver and non-driver personnel, which could have a material adverse effect on our operating results. Further, negative financial results, an economic downturn or uncertainty, or a tightening of credit markets caused by COVID-19 or other similar outbreaks could have a material adverse effect on our liquidity and our ability to effectively meet our short- and long-term financial obligations.

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

On April 23, 2021, a decree was published that reforms various laws in Mexico regarding labor outsourcing. Under this new decree, operating companies will no longer be able to source their labor resources used to carry out core business functions from service entities or third-party providers and could be subject to the loss of tax deductions and value-added tax credits on payments to outsourced personnel and certain penalties for failing to comply with the new requirements. The Company is currently evaluating the new decree and its potential implications. While the overall impact of the new decree and its provisions continue to be assessed, the new law could result in increased costs to our operations in Mexico and could have a material adverse impact on our business and financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s stock repurchase program has been extended and expanded several times, most recently in April 2017, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. Since the reauthorization, the Company has repurchased 347,341 shares of its common stock under this repurchase program.

On July 27, 2021, the Company commenced a tender offer to repurchase up to 200,000 shares of the Company’s outstanding common stock at a price of not greater than $37.00 nor less than $32.00 per share. Following the expiration of the tender offer on August 31, 2021, the Company accepted 272,405 shares, including 72,405 oversubscribed shares tendered, of its common stock for purchase at $37.00 per share, at an aggregate purchase price of approximately $10.1 million, excluding fees and expenses related to the offer. The Company funded the purchase of the accepted shares tendered with available cash and accounted for the repurchase of these shares as treasury stock on the Company’s condensed consolidated balance sheet as of September 30, 2021.

The following table summarizes the Company’s common stock repurchases during the third quarter of 2021. No shares were purchased during the quarter other than through this program or through the 2021 tender offer, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser.”

Issuer Purchases of Equity Securities
Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1-31, 2021	-		-	-		165,479
August 1-31, 2021	272,405	(2)	$37.00	272,405	(2)	165,479
September 1-30, 2021	12,820		$39.21	12,820		152,659
Total	285,225		$37.10	285,225

(1)	The Company’s stock repurchase program does not have an expiration date.
(2)	Consists of shares purchased pursuant to the 2021 tender offer.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002)
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

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: November 5, 2021	By: /s/ Joseph A. Vitiritto
Joseph A. Vitiritto
President and Chief Executive Officer
(principal executive officer)

Dated: November 5, 2021	By: /s/ Allen W. West
Allen W. West
Vice President-Finance, Chief Financial
Officer, Secretary and Treasurer
(principal accounting and financial officer)