Form 10-K
period 2021-12-31
PAM TRANSPORTATION SERVICES INC
filed 2022-03-11
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2021

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

Yes ☐     No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant computed by reference to the average of the closing bid and ask prices of the common stock as of the last business day of the registrant's most recently completed second quarter was $96,153,411. Solely for the purposes of this response, the registrant has assumed, without admitting for any purpose, that all executive officers and directors of the registrant, and no other persons, are the affiliates of the registrant at that date.

The number of shares outstanding of the registrant’s common stock, as of February 21, 2022: 11,132,401 shares of $.01 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 5, 2022, are incorporated by reference in Part III of this report.

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

P.A.M. TRANSPORTATION SERVICES, INC.

FORM 10-K

For the fiscal year ended December 31, 2021.

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

P.A.M. Transportation Services, Inc. is a holding company incorporated under the laws of the State of Delaware in June 1986. We conduct operations principally through the following wholly owned subsidiaries: P.A.M. Transport, Inc., T.T.X., LLC, P.A.M. Cartage Carriers, LLC, Overdrive Leasing, LLC, Choctaw Express, LLC, Choctaw Brokerage, Inc., Transcend Logistics, Inc., Decker Transport Co., LLC, East Coast Transport and Logistics, LLC, S & L Logistics, Inc., P.A.M. International, Inc, and P.A.M. Mexico Holdings LLC. Our operating authorities are held by P.A.M. Transport, Inc., P.A.M. Cartage Carriers, LLC, Choctaw Express, LLC, Choctaw Brokerage, Inc., T.T.X., LLC, Decker Transport Co., LLC, and East Coast Transport and Logistics, LLC. Effective on January 1, 2010, the operations of most of the Company’s operating subsidiaries were consolidated under the P.A.M. Transport, Inc. name in an effort to more clearly reflect the Company’s scope and available service offerings.

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

Operations

Our operations can generally be classified into truckload services or brokerage and logistics services. This designation is based primarily on the ownership of the asset that performed the freight transportation service. Truckload services are performed by Company divisions that generally utilize Company-owned trucks, long-term contractors, or single-trip contractors to transport loads of freight for customers, while brokerage and logistics services coordinate or facilitate the transport of loads of freight for customers and generally involve the utilization of single-trip contractors. Both our truckload operations and our brokerage and logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. Truckload services operating revenues, before fuel surcharges, represented 67.0%, 76.9% and 82.7% of total operating revenues for the years ended December 31, 2021, 2020 and 2019, respectively. The remaining operating revenues, before fuel surcharge, for the same periods were generated by brokerage and logistics services, representing 33.0%, 23.1% and 17.3%, respectively.

Approximately 68% of the Company's revenues are derived from domestic shipments while approximately 32% of the Company’s revenues are derived from freight originating from or destined to locations in Mexico or Canada.

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

While we and most of our customers have returned to normal operations and economic activity continued to increase during 2021, we continue to monitor ongoing developments with the COVID-19 pandemic. Any future waves or outbreaks of alternative strains of the virus, including the current spread of the Delta and Omicron variants, could adversely impact our future operations and financial results.

On September 9, 2021, President Biden announced that he has directed the Occupational Safety and Health Administration (OSHA) to develop an Emergency Temporary Standard (ETS) mandating either the full vaccination or weekly testing of employees for employers with 100 or more employees. On January 13, 2022, the Supreme Court ruled that the mandate could not be enforced. We will continue to monitor new regulations for any potential impacts to our operations.

The ultimate extent of the pandemic’s impact on the Company’s financial and operating results, which could be material, will be determined by the length of time the pandemic continues, its continued severity, further government regulations imposed in response to the pandemic and the pandemic’s continued effect on the economy and transportation demand.

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

Industry

According to the American Trucking Association’s “American Trucking Trends 2021” report, the trucking industry generated over $732 billion in revenue during 2020 which represented approximately 80% of the total U.S. freight spend. The truckload industry is highly fragmented and is impacted by several economic and business factors, many of which are beyond the control of individual carriers. The state of the economy, coupled with equipment capacity levels, can impact freight rates. Volatility of various operating expenses, such as fuel and insurance, make the predictability of profit levels uncertain. Availability, attraction, retention and compensation of drivers also affect operating costs, as well as equipment utilization. In addition, the capital requirements for equipment, availability of equipment and potential uncertainty of used equipment values, impact the ability of many carriers to expand their operations.

The current operating environment is characterized by the following:

·	competition for drivers;

·	competition for freight;

·	price increases by truck and trailer equipment manufacturers;

·	volatile fuel costs; and

·	pressure on less profitable or undercapitalized carriers to consolidate or exit the industry.

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

Our five largest customers, for which we provide carrier services covering a number of geographic locations, accounted for approximately 33%, 35% and 40% of our total revenues in 2021, 2020 and 2019, respectively. General Motors Company accounted for approximately 11%, 15% and 19% of our revenues in 2021, 2020 and 2019, respectively. Walmart Inc. accounted for approximately 9%, 5% and 2% of our revenues in 2021, 2020 and 2019, respectively. Fiat Chrysler Automobiles accounted for approximately 5%, 6% and 9% of our revenues in 2021, 2020 and 2019, respectively.

We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. Approximately 27%, 30% and 40% of our revenues were derived from transportation services provided to the automobile industry during 2021, 2020 and 2019, respectively.

Revenue Equipment

At December 31, 2021, we operated a fleet of 1,970 trucks, which included 378 independent contractor trucks. At December 31, 2021, our trailer fleet consisted of 6,859 trailers. Our company-owned trucks and leased trucks are late model, well-maintained, premium trucks, which we believe help to attract and retain drivers, maximize fuel efficiency, promote safe operations, minimize maintenance and repair costs, and improve customer service by minimizing service interruptions caused by breakdowns. The average age of our trucks and trailers as of December 31, 2021 was 1.8 years and 5.5 years, respectively. We evaluate our equipment purchasing decisions based on factors such as initial cost, useful life, warranty terms, expected maintenance costs, fuel economy, driver comfort, customer needs, manufacturer support, and resale value.

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

Our trucks typically carry full warranty coverage for at least three years or 375,000 miles. Extended truck warranties are often negotiated with the truck manufacturers and manufacturers of major components, such as engine, transmission, and differential manufacturers, for up to five years or 625,000 miles. Our trailers carry full warranties by the manufacturer for up to seven years with certain components covered for up to ten years.

Human Capital Resources

Overview. At December 31, 2021, we employed 2,510 persons, of whom 1,831were drivers, 202 were employed in maintenance, 268 were employed in operations, 59 were employed in marketing, 87 were employed in safety and personnel, and 63 were employed in general administration and accounting. A total of 2,510 of our employees were employed on a full-time basis as of December 31, 2021. None of our employees are represented by a collective bargaining unit, and we believe that our employee relations are good.

At December 31, 2021, we also had 415 drivers for independent contractors under contract who were compensated on a per mile basis. Our drivers are paid for an array of services, including calculated miles driven, loading and unloading, additional stops, detention and layovers, among other things.

We contract with independent contractors to supply one or more trucks and drivers for our use. Independent contractors must pay their own truck expenses, fuel, maintenance, insurance, and driver costs. They must meet and operate within our guidelines with respect to safety. We have a lease-purchase program whereby we offer independent contractors the opportunity to lease a truck, with the option to purchase the truck at the end of the lease term. We believe our lease-purchase program has contributed to our ability to attract and retain independent contractors. At December 31, 2021, approximately 281 independent contractors were leasing 444 trucks in this program.

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

In addition to strict application screening and drug testing, before being permitted to operate a vehicle, our drivers must undergo classroom instruction on our policies and procedures, safety techniques as taught by the Smith System of Defensive Driving, and the proper operation of equipment, and must pass both written and road tests. Instruction in defensive driving and safety techniques continues after hiring, with seminars at several of our terminals. At December 31, 2021, we employed 69 persons on a full-time basis in our driver recruiting, training and safety instruction programs.

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

Intense competition in the trucking industry for qualified drivers has resulted in additional expense to recruit and retain an adequate supply of drivers, and has had a negative impact on the industry. Our operations have also been impacted and we have occasionally experienced under-utilization and increased expenses due to a shortage of qualified drivers. We place a high priority on the recruitment and retention of an adequate supply of qualified drivers.

Our fleet averages 1.8 years old, keeping our drivers safe, comfortable, and on the road. With many dedicated and over-the-road assignments, we allow our drivers to select routes that fit their lifestyles. We also have programs specifically designed to recruit and retain drivers who are military veterans, including our civilian career transition program called Honor Road, which provides military members and veterans on-the-job training allowing them to build a new career and earn compensation from the Company while receiving benefits from G.I. Bills. We are also proud to offer our Patriot Ride Fleet, in association with The Larson Group/Peterbilt and Bravo3Zero apparel, as a way to honor our uniformed service members past and present. Each unit is designed to pay tribute to a specific branch, and the professional men and women at their helms are veterans of the respective branch. We refer to these drivers as Ambassadors, as they continue to serve their country by safely delivering the goods needed to keep America moving.

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

The transportation industry often experiences significant difficulty in attracting and retaining qualified drivers and independent contractors. This shortage is exacerbated by several factors, including demand from competing industries, such as manufacturing, construction and farming, demand from other transportation companies, and the impact of regulations, including CSA and hours of service rules, the temporary closure of commercial driver schools during the COVID-19 outbreak, and other difficulties attracting and training new drivers in the current socially distanced environment. Economic conditions affecting operating costs such as fuel, insurance, equipment and maintenance costs can negatively impact the number of qualified independent contractors available to us. We have occasionally experienced under-utilization and increased expenses due to a shortage of qualified drivers. If we are unable to attract drivers or contract with independent contractors when needed, we could be required to further adjust our driver compensation packages, increase driver recruiting efforts, or let trucks sit idle, any of which could adversely affect our growth and profitability.

Purchase price increases for new revenue equipment, decreases in the value of used revenue equipment and/or disruptions in the availability of new revenue equipment could have an adverse effect on our results of operations, cash flows and financial condition.

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

Additionally, supply chain disruptions resulting from the COVID-19 pandemic and the related global shortage of microprocessors and other computer chips has caused significant production slowdowns at the North American Class 8 truck manufacturers and has substantially limited the availability of new revenue equipment available for delivery. Should such disruptions continue or worsen, it could significantly disrupt our equipment replacement cycle, further increase the prices for new revenue equipment and cause us to incur increased maintenance and operating expenses due to having to utilize existing equipment for longer time periods, and of which could have a material adverse effect on our business and profitability.

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

The rapid spread of COVID-19 resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, increased border and port controls and closures, and shutdowns. These measures and the public health concerns resulting from the outbreak severely disrupted economic and commercial activity. The resulting impact on domestic and global supply chains caused slowdowns and reduced freight demand for transportation companies such as ours. Because we have a significant concentration of customers within the automotive industry, our freight volumes and revenues were significantly affected by the closure of North American automotive manufacturing facilities beginning in late March of 2020. Our automotive customers resumed operations during the second quarter of 2020 and have not been materially disrupted during 2021. Any future delays or interruptions of automotive production and other consumer activity affecting our customers that could result from the ongoing outbreak of the Delta and Omicron variants or any future wave of the virus or other similar outbreaks could further adversely affect our business. In addition, the implementation of measures to protect the health and safety of our employees, customers, vendors and the general public, or any state of federal vaccination mandates, may disrupt our ability to efficiently manage personnel and operations and to recruit and retain driver and non-driver personnel, which could have a material adverse effect on our operating results. Further, negative financial results, an economic downturn or uncertainty, or a tightening of credit markets caused by COVID-19 or other similar outbreaks could have a material adverse effect on our liquidity and our ability to effectively meet our short- and long-term financial obligations.

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

A significant portion of our revenue is generated from our major customers. For 2021, our top five customers, based on revenue, accounted for approximately 33% of our revenue. Our largest customer, General Motors Company, accounted for approximately 11% of our revenue. We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. As a result, the concentration of our business within the automobile industry is greater than the concentration in a single customer. Approximately 27% of our revenues for 2021 were derived from transportation services provided to the automobile industry.

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

As we continue to grow our business in Mexico, we are subject to greater risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of Mexico, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and U.S. export and import laws, and social, political, and economic instability. We also face additional risks associated with our Mexico business, including potential restrictive trade policies and imposition of any import or export taxes, duties, fees, etc. If we are unable to address business concerns related to our international operations in a timely and cost efficient manner, our financial position, results of operations or cash flows could be adversely affected. Additionally, approximately 32% of the freight we haul crosses the border between the United States and Mexico. In past years, we have experienced delays in Mexico border-crossings due to weather events, immigration-related issues and the reallocation of border agents to other border areas. Any future shutdowns or disruptions of Mexico border-crossings, particularly at the Laredo, Texas border, could materially and adversely impact our operations, cash flows and profitability. The agreement permitting cross-border movements for both United States and Mexican-based carriers in the United States and Mexico presents additional risks in the form of potential increased competition and the potential for increased congestion in our lanes that cross the border between countries.

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

Matthew T. Moroun, the Chairman of our Board of Directors, and a trust of which Mr. Moroun is a co-trustee together own approximately 70.2% of our outstanding common stock. As a result, Mr. Moroun has the power to:

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

Our subsidiaries lease facilities in Fort Wayne and Indianapolis, Indiana; Romulus, Michigan; Memphis, Tennessee; and Monterrey, Mexico. Our terminal facilities in North Little Rock, Arkansas; North Jackson, Ohio; Willard, Ohio; and Irving and Laredo, Texas are owned. The leased facilities are leased primarily on contractual terms typically ranging from one to five years and have provisions for early cancellation if we so choose. As of December 31, 2021, the following table provides a summary of the ownership and types of activities conducted at each location:

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

We are a defendant in a lawsuit which was filed on August 6, 2021, in the United States District Court for the Western District of Arkansas. The plaintiff is a former driver and is seeking class certification. The complaint alleges failure to pay minimum wage under the Fair Labor Standards Act and the Arkansas Minimum Wage Act, violations of the Electronic Funds Transfer Act (EFTA), violations of the Arkansas Wage Payment Law (discharge pay and unlawful, usurious advance fees), violations of the Arkansas Common Law, and violations of the Racketeer Influenced and Corrupt Organizations Act (RICO).  Should this lawsuit be certified as a class action, to include similarly situated drivers as the plaintiff, the class will seek actual and liquated damages to include court costs and legal fees associated with the lawsuit. The class, if certified, will include any company driver employed from January 1, 2020 through the present and ongoing. A mediation was held on January 14, 2022 in an attempt to resolve the case but was unsuccessful. Management has determined that any losses under this claim will not be covered by existing insurance policies.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Market under the symbol PTSI. As of February 21, 2022, there were approximately 59 holders of record of our common stock.

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

Repurchases of Equity Securities by the Issuer

The Company’s stock repurchase program has been extended and expanded several times, most recently in November 2021, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization.

No shares were repurchased under the Company’s stock repurchase program during the fourth quarter of 2021.

In addition, during 2021, 2020 and 2019 the Company repurchased 272,405 shares, 0 shares and192,743 shares, respectively, through publicly announced Dutch auction tender offers. See “Item 8. Financial Statements and Supplementary Data, Note 9 to the Consolidated Financial Statements – Capital Stock” for additional information regarding these tender offers. The Company did not engage in any tender offers during 2020.

On July 27, 2021, the Company commenced a tender offer to repurchase up to 200,000 shares of the Company’s outstanding common stock at a price of not greater than $37.00 nor less than $32.00 per share. Following the expiration of the tender offer on August 31, 2021, the Company accepted 272,405 shares, including 72,405 oversubscribed shares tendered, of its common stock (as adjusted for the Company’s 2-for-1 forward split of its common stock in the form of a 100% stock dividend paid on August 16, 2021, to stockholders of record on July 30,2021) for purchase at $37.00 per share, at an aggregate purchase price of approximately $10.1 million, excluding fees and expenses related to the offer. The Company funded the purchase of the accepted shares tendered with available cash and accounted for the repurchase of these shares as treasury stock on the Company’s condensed consolidated balance sheet as of September 30, 2021.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for a presentation of compensation plans under which equity securities of the Company are authorized for issuance.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of the NASDAQ OMX Index for the NASDAQ Stock Market (U.S. companies) and the NASDAQ OMX Index for the NASDAQ Trucking and Transportation Stocks for the period of five years commencing December 31, 2016 and ending December 31, 2021. The graph assumes that the value of the investment in our common stock and in each index was $100 on December 31, 2016 and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG OUR COMMON STOCK,

THE NASDAQ OMX INDEX FOR THE NASDAQ STOCK MARKET (U.S. COMPANIES)

AND THE NASDAQ TRUCKING AND TRANSPORTATION STOCKS INDEX THROUGH DECEMBER 31, 2021

$600
$500
$400
$300
$200
$100
$0
PTSI
Nasdaq Stock Market U.S.
Nasdaq Trucking & Transportation Stocks

	2016	2017	2018	2019	2020	2021
PTSI	$100.00	$132.53	$151.69	$222.13	$188.61	$546.65
Nasdaq Stock Market U.S.	$100.00	$121.38	$114.77	$150.55	$182.57	$229.84
Nasdaq Trucking & Transportation Stocks	$100.00	$127.55	$116.02	$146.11	$191.19	$241.77

Item 6. [Reserved]

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 67.0%, 76.9% and 82.7% of total revenues, excluding fuel surcharges for the twelve months ended December 31, 2021, 2020 and 2019, respectively.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance and claims, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge (and operating supplies and expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During 2021, 2020 and 2019, approximately $65.9 million, $47.8 million and $74.7 million, respectively, of the Company's total revenue was generated from fuel surcharges. We also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Results of Operations - Truckload Services

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Operating supplies and expenses are shown net of fuel surcharges.

	Years Ended December 31,
	2021	2020	2019
Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	30.6	35.3	34.5
Operating supplies and expenses, net of fuel surcharge	8.3	10.7	6.5
Rent and purchased transportation	24.3	23.2	28.3
Depreciation	12.5	16.5	15.0
Insurance and claims	4.4	2.6	9.8
Other	2.5	3.6	3.6
(Gain) Loss on sale or disposal of property	(0.3)	0.1	0.0
Total operating expenses	82.3	92.0	97.7
Operating income	17.7	8.0	2.3
Non-operating income (expense)	1.9	(0.5)	1.5
Interest expense	(1.4)	(2.2)	(2.1)
Income before income taxes	18.2%	5.3%	1.7%

2021 Compared to 2020

For the year ended December 31, 2021, truckload services revenue, before fuel surcharges, increased 27.3% to $429.6 million as compared to $337.5 million for the year ended December 31, 2020. The increase relates primarily to a 34.6% increase in our rate per loaded mile, from $1.91 for the year ended December 31, 2020 to $2.58 for the year ended December 31, 2021 and to temporary plant shutdowns in early 2020 experienced by some of our major customers due to COVID-19.

Salaries, wages and benefits decreased from 35.3% of revenues, before fuel surcharges, during 2020 to 30.6% of revenues, before fuel surcharges, during 2021. The percentage-based decrease relates primarily to the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, maintenance wages, and operations wages with the increase in revenues for the periods compared.

Operating supplies and expenses decreased from 10.7% of revenues, before fuel surcharges, during 2020 to 8.3% of revenues, before fuel surcharges, during 2021. The decrease relates primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel, due to increased fuel surcharge collections from customers, and to for the year ended December 31, 2021 compared to December 31, 2020. The decrease also relates to the interaction of expenses with fixed-cost characteristics, such as rents, driver training schools and operating taxes and licenses.

Rent and purchased transportation increased from 23.2% of revenues, before fuel surcharges, during 2020 to 24.3% of revenues, before fuel surcharges, during 2021. The increase was primarily due to an increase in the rates paid to third-party owner-operators for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Depreciation decreased from 16.5% of revenues, before fuel surcharges, during 2020 to 12.5% of revenues, before fuel surcharges, during 2021. The decrease relates primarily to the interaction of an increase in operating revenues with the fixed-cost nature of depreciation expense.

Insurance and claims increased from 2.6% of revenues, before fuel surcharges, during 2020 to 4.4% of revenues, before fuel surcharges, during 2021. This increase relates primarily to an increase in accident and legal reserves, recognized in 2021 as compared to 2020 and to an increase in the premiums paid for auto liability and cargo insurance.

Other expenses decreased from 3.6% of revenues, before fuel surcharges, during 2020 to 2.5% of revenues, before fuel surcharges, during 2021. This decrease relates primarily to a decrease in outside professional services expenses in 2021 as compared to 2020.

Non-operating income increased from a loss of 0.5% of revenues, before fuel surcharges, during 2020 to a gain of 1.9% of revenues, before fuel surcharges, during 2021. This increase resulted primarily from an increase in the market value of our marketable equity securities portfolio at December 31, 2021 as compared to December 31, 2020.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved to 82.3% for 2021 from 92.0% for 2020.

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

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved to 92.0% for 2020 from 97.7% for 2019.

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

	Years Ended December 31,
	2021	2020	2019
Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	4.6	5.0	5.8
Rent and purchased transportation	82.5	86.5	86.4
Insurance and claims	0.0	0.1	0.1
Other	1.6	1.7	2.4
Total operating expenses	88.7	93.3	94.7
Operating income	11.3	6.7	5.3
Non-operating income (expense)	1.0	0.0	0.8
Interest expense	(0.8)	(1.1)	(1.1)
Income before income taxes	11.5%	5.6%	5.0%

2021 Compared to 2020

For the year ended December 31, 2021, logistics and brokerage services revenues, before fuel surcharges, increased 108.6% to $211.7 million as compared to $101.5 million for the year ended December 31, 2020. The increase was primarily related to a 69.5% increase in the number of loads carried for customers during 2021 as compared to 2020, coupled with a 23.1% increase in revenue per load.

Salaries, wages and benefits decreased from 5.0% of revenues, before fuel surcharges, in 2020 to 4.6% of revenues, before fuel surcharges, in 2021. The decrease relates primarily to the effect of higher revenues without a corresponding increase in those wages with fixed cost characteristics, such as general and administrative wages.

Rent and purchased transportation decreased from 86.5% of revenues, before fuel surcharges, in 2020 to 82.5% of revenues, before fuel surcharges, in 2021. The decrease results from paying third-party carriers a smaller percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved to 88.7% for 2021 from 93.3% for 2020.

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

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved to 93.3% for 2020 from 94.7% for 2019.

Results of Operations - Combined Services

2021 Compared to 2020

Income tax expense was approximately $26.0 million in 2021, resulting in an effective rate of 25.4%, as compared to approximately $5.6 million, or an effective tax rate of 23.8% in 2020. The effective tax rate is impacted by the effect of state taxes and other factors.

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of Accounting Standards Codification (“ASC”) 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2021, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of December 31, 2021, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During 2021 and 2020, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2018 and forward remain open to examination in those jurisdictions.

The combined net income for all divisions was $76.5 million, or 11.9% of revenues, before fuel surcharge, for 2021 as compared to the combined net income for all divisions of $17.8 million or 4.1% of revenues, before fuel surcharge, for 2020. Diluted earnings per share increased to $6.69 for the year ended December 31, 2021 from $1.55 for the year ended December 31, 2020.

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

The combined net income for all divisions was $17.8 million, or 4.1% of revenues, before fuel surcharge, for 2020 as compared to the combined net income for all divisions of $7.9 million or 1.8% of revenues, before fuel surcharge, for 2019. Diluted earnings per share increased to $3.09 for the year ended December 31, 2020 from $1.34 for the year ended December 31, 2019.

Liquidity and Capital Resources

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, borrowings under our lines of credit, installment notes and investment margin account, and issuances of equity securities.

During 2021, we generated $101.7 million in cash from operating activities compared to $67.6 million and $84.3 million in 2020 and 2019, respectively. Investing activities generated $9.3 million in cash during 2021 compared to using $32.7 million and $62.3 million in 2020 and 2019, respectively. The cash used for investing activities relates primarily to the purchase of revenue equipment such as trucks and trailers. Financing activities used $92.8 million in cash during 2021 compared to using $34.9 million during 2020 and $22.0 million during 2019. See the Consolidated Statements of Cash Flows in Item 8 of this Report.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing lines of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During 2021 and 2020, we utilized cash on hand, installment notes, and our lines of credit to finance revenue equipment purchases of approximately $51.9 million and $106.9 million, respectively.

We often finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 84 months. At December 31, 2021, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $222.3 million. These installment notes are payable in monthly installments, ranging from 36 monthly installments to 84 monthly installments, at a weighted average interest rate of 2.81%. At December 31, 2020, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $250.6 million. These installment notes were payable in monthly installments, ranging from 36 to 84 months at a weighted average interest rate of 3.30%.

In order to maintain our truck and trailer fleet count, it is often necessary to purchase replacement units and place them in service before trade units are removed from service. The timing of this process often requires the Company to pay for new units without any reduction in price for trade units. In this situation, the Company later receives payment for the trade units as they are delivered to the equipment vendor and have passed vendor inspection. During the twelve months ended December 31, 2021 and 2020, the Company received approximately $22.4 million and $14.8 million, respectively, for units delivered for trade.

During 2021, we maintained a revolving line of credit with a borrowing limit of $60.0 million. Under this credit facility, amounts outstanding under the line bear interest at LIBOR (with a floor of 0.5%, determined as of the first day of each month) plus 1.25% (1.75% at December 31, 2021), are secured by our trade accounts receivable and mature on July 1, 2024. The credit facility also establishes an “unused fee” of 0.25% if average borrowings are less than $18.0 million. At December 31, 2021 outstanding advances on the line of credit were approximately $0.4 million, including approximately $0.3 million in letters of credit, with availability to borrow $59.6 million.

In February 2022, we borrowed $35.5 million under a term loan secured by our real estate. This term loan bears interest at a fixed rate of 2.95%, with principal and interest payable monthly, and matures on January 1, 2032. The loan is secured by mortgages and assignments of rents on the Company’s principal office and four terminal locations.

Trade accounts receivable increased from $77.7 million at December 31, 2020 to $121.9 million at December 31, 2021. The increase relates to a general increase in freight revenue and fuel surcharge revenue, which flows through the accounts receivable account, during the fourth quarter of 2021 as compared to the freight revenue and fuel surcharge revenue generated during the fourth quarter of 2020.

Marketable equity securities at December 31, 2021 increased approximately $11.5 million as compared to December 31, 2020. The increase resulted from purchases of marketable equity securities of approximately $6.4 million and an increase in the market value of the portfolio of approximately $8.2 million, offset by sales of marketable equity securities of $3.1 million. At December 31, 2021, the remaining marketable equity securities have a combined cost basis of approximately $29.4 million and a combined fair market value of approximately $39.4 million. The Company has developed a strategy to invest in securities from which it expects to receive dividends that qualify for favorable tax treatment, as well as appreciate in value. During 2021, the Company received dividends of approximately $1.4 million. The holding term of these securities depends largely on the general economic environment, the equity markets, borrowing rates, and the Company's cash requirements.

Revenue equipment at December 31, 2021, which generally consists of trucks, trailers, and revenue equipment accessories such as Qualcomm™ satellite tracking units and auxiliary power units, decreased approximately $71.6 million as compared to December 31, 2020. The decrease relates primarily to a delay in the trade-in or used trade trucks in exchange for the new replacement trucks. These delayed trades were disposed when payment was received during 2021, which reduced the balance in the Revenue equipment category.

Accounts payable decreased from $46.1 million at December 31, 2020 to $43.4 million at December 31, 2021. This decrease was primarily attributable to the decrease in amounts accrued for fixed asset purchases from $9.1 million at the end of 2020 to $0.3 million at the end of 2021. Accounts payable accruals can vary significantly at the end of each reporting period depending on the timing of the actual date of payment in relation to the last day of the reporting period.

Accrued expenses and other liabilities decreased from $26.6 million at December 31, 2020 to $14.1 million at December 31, 2021. The decrease was primarily related to the use of available cash to pay off the majority of the balance on the Company’s investment margin account.

Current maturities of long term-debt and long-term debt fluctuations are reviewed on an aggregate basis as the classification of amounts in each category are typically affected merely by the passage of time. Current maturities of long-term debt and long-term debt, on an aggregate basis, at December 31, 2021, decreased approximately $63.8 million as compared to December 31, 2020. The decrease relates primarily to the use of available cash to pay down the borrowings on our revolving line of credit and other installment notes.

For 2022, we expect to purchase 400 new trucks and 1,000 trailers while continuing to sell or trade equipment that has reached the end of its life cycle, which we expect to result in net capital expenditures of approximately $95.1 million. Management believes we will be able to finance our existing needs for working capital over the next twelve months, as well as acquisitions of revenue equipment and any other asset acquisitions or capital transactions during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our anticipated future cash flows and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Inflation

Inflation has an impact on most of our operating costs. Over the past three years, the effect of inflation has been minimal. If the current rate of inflation persists, inflation, coupled with supply chain issues and international events could continue to result in increased costs for drivers, employee wages, equipment, fuel and other costs.

Adoption of Accounting Policies

See “Item 8. Financial Statements and Supplementary Data, Note 1 to the Consolidated Financial Statements – Accounting Policies, Recent Accounting Pronouncements.”

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates that impact the amounts reported in our consolidated financial statements and accompanying notes. Therefore, the reported amounts of assets, liabilities, revenue, expenses, and associated disclosures of contingent assets and liabilities are affected by judgments and estimates. In some cases, there are alternative assumptions, policies, or estimation techniques that could be used. Management evaluates its assumptions, policies, and estimates on an ongoing basis, utilizing historical experience, and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates and assumptions, and it is possible that materially different amounts would be reported using differing estimates or assumptions. Management considers our critical accounting estimates to be those that require more significant judgments and estimates when we prepare our consolidated financial statements.

Note 1 in Part II, Item 8 of this Annual Report describes the Company's accounting policies. The following discussion of accounting estimates should be read in conjunction with Note 1, as it provides additional insight into critical accounting estimates. Our critical accounting estimates include the following:

Depreciation and Amortization. Depreciation of trucks and trailers is calculated by the straight-line method over the assets’ estimated useful lives, which generally range from three to ten years, down to an estimated salvage value at the end of the assets’ estimated useful lives. Management must use its judgment in the selection of estimated useful lives and salvage values for purposes of this calculation. In some cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed by the manufacturer. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal.

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

Claims accruals. The Company is self-insured for health and workers' compensation benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred but not reported (IBNR) claims. IBNR claims are estimated using historical lag information and other data either provided by outside claims administrators or developed internally. Actual claims payments may differ from management’s estimates as a result of a number of factors, including evaluation of severity, increases in legal or medical costs, and other case-specific factors. The actual claims payments are charged against the Company’s recorded accrued claims liabilities and have been historically reasonable with respect to the estimates of the liabilities made under the Company’s methodology. However, the estimation process is generally subjective, and to the extent that future actual results materially differ from original estimates made by management, adjustments to recorded accruals may be necessary which could have a material effect on the Company’s consolidated financial statements. Based upon our 2021 health and workers' compensation expenses, a 10% increase in both claims incurred and IBNR claims would increase our annual health and workers' compensation expenses by approximately $0.5 million.

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

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities increased to $39.4 million at December 31, 2021 from $27.9 million at December 31, 2020. The increase resulted from purchases of marketable equity securities of approximately $6.4 million and an increase in market value of the portfolio of approximately $8.2 million, partially offset by sales of marketable equity securities of approximately $3.1 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $3.9 million. For additional information with respect to the marketable equity securities, see “Item 8. Financial Statements and Supplementary Data, Note 4 to the Consolidated Financial Statements – Marketable Equity Securities.”

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

Commodity Price Risk

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our 2021 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by approximately $5.2 million.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk related to the activities of our branch office located in Mexico. Currently, we do not hedge our exchange rate exposure through any currency forward contracts, currency options, or currency swaps as all of our revenues, and substantially all of our expenses and capital expenditures are transacted in U.S. dollars. However, certain operating expenditures and capital purchases related to our Mexico branch office are incurred within or exposed to fluctuations in the exchange rate between the U.S. dollar and the Mexican peso. Based on 2021 expenditures denominated in pesos, a 10% decrease in the exchange rate would increase our annual operating expenses by approximately $0.2 million. Foreign currency exchange rates did not have a material impact to our financial condition, results of operations or cash flows for the years ended December 31, 2021 or 2020.

Item 8. Financial Statements and Supplementary Data.

The following statements are filed with this report:

Report of Independent Registered Public Accounting Firm – Grant Thornton LLP (PCAOB ID Number 248)

Consolidated Balance Sheets - December 31, 2021 and 2020

Consolidated Statements of Operations - Years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Comprehensive Income - Years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows - Years ended December 31, 2021, 2020 and 2019

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
P.A.M. Transportation Services, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 11, 2022 expressed an unqualified opinion.

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

Critical audit matters

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

Claims Liabilities

As described further in Note 6 to the consolidated financial statements, the Company is self-insured for a portion of its risk related to auto liability and workers’ compensation. Self-insurance results when the Company insures itself by maintaining funds to cover possible losses rather than purchasing an insurance policy. The Company accrues for the cost of the self-insured portion of unpaid claims by evaluating the nature and severity of individual claims and by estimating future claims development based upon historical development trends. The actual cost to settle self-insured claim liabilities may differ from the Company’s reserve estimates due to legal costs, claims that have been incurred but not reported, and various other uncertainties.

We identified the estimation of auto liability and workers’ compensation claims accruals, subject to certain self-insured retention, as a critical audit matter. Auto liability and workers’ compensation unpaid claim liabilities are determined by projecting the estimated ultimate loss related to a claim, less actual costs paid to date. These estimates rely on the assumption that historical claim patterns are an accurate representation for future claims that have been incurred but not completely paid. The principal considerations for assessing auto liability and workers’ compensation claims as a critical audit matter are the high level of estimation uncertainty related to determining the severity of these types of claims, as well as the inherent subjectivity in management’s judgment in estimating the total costs to settle or dispose of these claims.

Our audit procedures related to this critical audit matter included the following, among others:

●	We tested the design and operating effectiveness of controls over auto liability and workers’ compensation claims, including the completeness and accuracy of claim expenses and payments.
●

We tested management’s process for determining the auto liability and workers’ compensation accruals, including evaluating the reasonableness of the methods and assumptions used in estimating the ultimate claim losses.

●	We tested the claims data used in the reserve calculation by inspecting source documents to test key attributes of the claims data.

/S/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Tulsa, Oklahoma
March 11, 2022

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2021 AND 2020 (in thousands, except share and per share data)

	2021	2020
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,509	$337
Accounts receivable—net:
Trade, less current estimated credit loss of $4,526 and $3,482, respectively	121,854	77,731
Other	7,092	5,127
Inventories	1,456	1,345
Prepaid expenses and deposits	10,962	10,172
Marketable equity securities	39,424	27,941
Income taxes refundable	277	868

Total current assets	199,574	123,521

PROPERTY AND EQUIPMENT:
Land	19,718	18,486
Structures and improvements	33,534	32,275
Revenue equipment	520,840	592,476
Office furniture and equipment	11,211	10,439

Total property and equipment	585,303	653,676

Accumulated depreciation	(201,124)	(202,851)

Net property and equipment	384,179	450,825

OTHER ASSETS	3,628	4,246

TOTAL ASSETS	$587,381	$578,592

(Continued)

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2021 AND 2020 (in thousands, except share and per share data)

	2021	2020
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$43,381	$46,102
Accrued expenses and other liabilities	14,114	26,601
Income taxes payable	4,364	-
Current maturities of long-term debt	49,544	57,776

Total current liabilities	111,403	130,479

Long-term debt—less current portion	172,733	228,330
Deferred income taxes	86,715	68,883
Other long-term liabilities	420	919

Total liabilities	371,271	428,611

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 23,400,796 and 23,391,438 shares issued; 11,174,011 and 11,455,790 shares outstanding at December 31, 2021 and 2020, respectively	234	117
Additional paid-in capital	84,472	84,148
Accumulated Other Comprehensive Income	-	-
Treasury stock, at cost; 12,226,785 and 11,935,648 shares at December 31, 2021 and 2020, respectively	(169,946)	(159,118)
Retained earnings	301,350	224,834

Total stockholders’ equity	216,110	149,981

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$587,381	$578,592

(Concluded)
See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019 (in thousands, except per share data)

	2021	2020	2019
OPERATING REVENUES:
Revenue, before fuel surcharge	$641,253	$438,987	$439,511
Fuel surcharge	65,867	47,838	74,666

Total operating revenues	707,120	486,825	514,177

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	141,019	124,098	129,738
Operating supplies and expenses	102,228	84,275	98,420
Rents and purchased transportation	279,016	165,984	168,399
Depreciation	55,012	56,168	55,107
Insurance and claims	18,792	8,866	35,622
Other	12,294	13,138	13,761
(Gain) Loss on disposition of equipment	(1,446)	373	583

Total operating expenses and costs	606,915	452,902	501,630

OPERATING INCOME	100,205	33,923	12,547

NON-OPERATING INCOME (EXPENSE)	10,339	(1,699)	6,222
INTEREST EXPENSE	(8,039)	(8,815)	(8,654)

INCOME BEFORE INCOME TAXES	102,505	23,409	10,115

FEDERAL & STATE INCOME TAX EXPENSE:
Current	8,157	220	590
Deferred	17,832	5,362	1,625

Total federal & state income tax expense	25,989	5,582	2,215

NET INCOME	$76,516	$17,827	$7,900

EARNINGS PER COMMON SHARE:
Basic	$6.74	$1.55	$0.68
Diluted	$6.69	$1.55	$0.67

AVERAGE COMMON SHARES OUTSTANDING:
Basic	11,357	11,504	11,663
Diluted	11,432	11,536	11,760

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019 (in thousands, except per share data)

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

BALANCE— January 1, 2019	11,914	$116	$82,776	$(142,552)	$199,107	$139,447

Net income					7,900	7,900
Restricted stock issued	88	1				1
Treasury stock repurchases	(504)			(14,285)		(14,285)
Share-based compensation			912			912

BALANCE— December 31, 2019	11,498	$117	$83,688	$(156,837)	$207,007	$133,975
Net income					17,827	17,827
Restricted stock issued	80
Treasury stock repurchases	(122)			(2,281)		(2,281)
Share-based compensation			460			460

BALANCE— December 31, 2020	11,456	$117	$84,148	$(159,118)	$224,834	$149,981

Net income					76,516	76,516
Stock Split		117	(117)
Restricted stock issued	9
Treasury stock repurchases	(291)			(10,828)		(10,828)
Share-based compensation			441			441

BALANCE— December 31, 2021	11,174	$234	$84,472	$(169,946)	$301,350	$216,110

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019 (in thousands)

	2021	2020	2019
OPERATING ACTIVITIES:
Net income	$76,516	$17,827	$7,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,012	56,168	55,107
Bad debt expense	1,044	530	728
Stock compensation—net of excess tax benefits	441	460	912
Provision for deferred income taxes	17,832	5,362	1,625
Recognized (gain) loss on marketable equity securities	(8,197)	3,463	(4,753)
(Gain) loss on sale or disposal of equipment	(1,446)	373	583
Changes in operating assets and liabilities:
Accounts receivable	(47,132)	(17,835)	884
Prepaid expenses, deposits, inventories, and other assets	(865)	(1,780)	1,865
Income taxes refundable	591	(60)	1,372
Income taxes payable	4,364	-	-
Trade accounts payable	5,945	20,880	(2,233)
Accrued expenses and other liabilities	(2,365)	(17,798)	20,307
Net cash provided by operating activities	101,740	67,590	84,297

INVESTING ACTIVITIES:
Purchases of property and equipment	(19,144)	(48,226)	(79,354)
Proceeds from disposition of equipment	31,680	17,418	14,263
Sales of marketable equity securities	3,109	2,039	2,984
Purchases of marketable equity securities, net of return of capital	(6,395)	(3,923)	(203)
Net cash provided by (used in) investing activities	9,250	(32,692)	(62,310)

FINANCING ACTIVITIES:
Borrowings under line of credit	654,212	517,668	590,902
Repayments under line of credit	(672,458)	(516,468)	(584,047)
Borrowings of long-term debt	21,408	26,837	60,203
Repayments of long-term debt	(75,115)	(64,411)	(70,917)
Borrowings under margin account	6,510	7,068	527
Repayments under margin account	(16,547)	(3,292)	(4,334)
Repurchases of treasury stock	(10,828)	(2,281)	(14,285)
Net cash used in financing activities	(92,818)	(34,879)	(21,951)

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,172	19	36

CASH AND CASH EQUIVALENTS—Beginning of year	337	318	282
CASH AND CASH EQUIVALENTS—End of year	$18,509	$337	$318

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid during the period for:
Interest	$8,144	$8,798	$8,612
Income taxes	$3,870	$281	$671

NON-CASH INVESTING AND FINANCING ACTIVITIES—
Purchases of revenue equipment included in accounts payable	$383	$9,050	$366

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

1.     ACCOUNTING POLICIES

Description of Business and Principles of Consolidation– P.A.M. Transportation Services, Inc. (the “Company”), through its subsidiaries, operates as a truckload transportation and logistics company.

The consolidated financial statements include the accounts of the Company and its wholly owned operating subsidiaries: P.A.M. Transport, Inc., P.A.M. Cartage Carriers, LLC, Overdrive Leasing, LLC, Choctaw Express, LLC, Decker Transport Co., LLC, T.T.X., LLC, Transcend Logistics, Inc., and East Coast Transport and Logistics, LLC. The following subsidiaries were inactive during all periods presented: P.A.M. International, Inc., Choctaw Brokerage, Inc., S & L Logistics, Inc. and P.A.M. Mexico Holdings, LLC.

Use of Estimates– The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. The Company periodically reviews these estimates and assumptions. The most significant estimates that affect our financial statements include accrued liabilities for insurance claims, legal reserves, useful lives and salvage values for property and equipment, current expected credit losses, and estimates for income taxes. The Company's estimates were based on its historical experience and various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents– The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At times cash held at banks may exceed FDIC insured limits.

Accounts Receivable and Current Expected Credit Losses– Accounts receivable are presented in the Company’s consolidated financial statements net of current expected credit losses. Management estimates current expected credit losses based upon an evaluation of the aging of our customer receivables and historical write-offs, as well as other trends and factors surrounding the credit risk of specific customers. The Company continually updates the history it uses to make these estimates so as to reflect the most recent trends, factors and other information available. In order to gather information regarding these trends and factors, the Company also performs ongoing credit evaluations of its customers. Customer receivables are considered to be past due when payment has not been received by the invoice due date. Write-offs occur when management determines an account to be uncollectible and could differ from the current expected credit losses estimate as a result of a number of factors, including unanticipated changes in the overall economic environment or factors and risks surrounding a particular customer. Management believes its methodology for estimating current expected credit losses to be reliable and consistent with prior periods. However, additional credit losses may be incurred if the financial condition of our customers were to deteriorate, and could have a material effect on the Company’s consolidated financial statements in future periods.

Bank Overdrafts– The Company classifies bank overdrafts in current liabilities as accounts payable. Bank overdrafts generally represent checks written in excess of available cash that have not yet cleared the Company’s bank accounts. The majority of the Company’s bank accounts are zero balance accounts that are funded at the time items clear against the account by drawings against a line of credit; therefore, the outstanding checks represent bank overdrafts. Because the recipients of these checks have generally not yet received payment, the Company continues to classify bank overdrafts as accounts payable. Bank overdrafts are classified as changes in accounts payable in the cash flows from operating activities section of the Company’s Consolidated Statement of Cash Flows. Bank overdrafts as of December 31, 2021 and 2020 were approximately $0 and $7,638,000, respectively.

Accounts Receivable Other– The components of accounts receivable other consist primarily of amounts representing company driver advances, independent contractor advances, and equipment manufacturer warranties. Advances receivable from company drivers as of December 31, 2021 and 2020, were approximately $43,000 and $136,000, respectively. Accounts receivable from independent contractors as of December 31, 2021 and 2020, were approximately $1,037,000 and $614,000, respectively. Independent contractors are allowed to purchase items such as fuel, repairs and tolls on Company accounts in order to share in favorable pricing negotiated by the Company. Independent contractors and trip lease carriers are also allowed to receive advances for a portion of the revenue that they expect to receive for loads that they transport for the Company.

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

Impairment of Long-Lived Assets– The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the long-lived asset is not recoverable, and it exceeds its fair value. For long-lived assets classified as held and used, if the carrying value of the long-lived asset exceeds the sum of the future net undiscounted cash flows, it is not recoverable. No impairment losses were recorded during 2021 or 2020.

Property and Equipment– Property and equipment is recorded at historical cost, less accumulated depreciation. For financial reporting purposes, the cost of such property is depreciated principally by the straight-line method. For tax reporting purposes, accelerated depreciation or applicable cost recovery methods are used. Depreciation is recognized over the estimated asset life, considering the estimated salvage value of the asset. Such salvage values are based on estimates using expected market values for used equipment and the estimated time of disposal which in many cases include guaranteed residual values by the manufacturers. Gains and losses are reflected in the year of disposal. The following is a table reflecting estimated ranges of asset useful lives by major class of depreciable assets:

Asset Class	Estimated Asset Life (in years)

Service vehicles	3	-	5
Office furniture and equipment	3	-	10
Revenue equipment	3	-	10
Structures and improvements	5	-	40

The Company’s management periodically evaluates whether changes to estimated useful lives and/or salvage values are necessary to ensure its estimates accurately reflect the economic use of the assets. During 2021, management determined that no material adjustments to the estimated useful lives or salvage values of trucks or trailers were necessary based on such an evaluation.

Inventory– Inventories consist primarily of revenue equipment parts, tires, supplies, and fuel. Inventories are carried at the lower of cost or market with cost determined using the first in, first out method.

Prepaid Tires– Tires purchased with revenue equipment are capitalized as a cost of the related equipment. Replacement tires are included in prepaid expenses and deposits and are amortized over a 24-month period. Amounts paid for the recapping of tires are expensed when incurred.

Advertising Expense– Advertising costs are expensed as incurred and totaled approximately $1,154,000, $1,102,000 and $1,269,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

Repairs and Maintenance– Repairs and maintenance costs are expensed as incurred.

Self-Insurance Liability– A liability is recognized for known health, workers’ compensation, cargo damage, property damage, and auto liability damage claims. An estimate of the incurred but not reported claims for each type of liability is made based on historical claims made, estimated frequency of occurrence, and considering changing factors that contribute to the overall cost of insurance. See Note 6 – Claims Liabilities for more information regarding insurance and claims liability.

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2021 and 2020, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

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

Earnings Per Share– The Company computes basic earnings per share (“EPS”) by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the potential dilution that could occur from stock-based awards and other stock-based commitments using the treasury stock or the as if converted methods, as applicable. The difference between the Company's weighted-average shares outstanding and diluted shares outstanding is due to the dilutive effect of stock options for all periods presented. See Note 14 – Earnings per Share for more information regarding the computation of diluted EPS.

Fair Value Measurements– Certain financial assets and liabilities are measured at fair value within the financial statements on a recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. For additional information with respect to fair value measurements, see Note 18 – Fair Value of Financial Instruments.

Reporting Segments– The Company's operations are all in the motor carrier segment and are aggregated into a single reporting segment in accordance with the aggregation criteria under United States generally accepted accounting principles (“GAAP”). The Company provides truckload transportation services as well as brokerage and logistics services to customers throughout the United States and portions of Canada and Mexico. Truckload transportation services revenues, excluding fuel surcharges, represented 67.0%, 76.9% and 82.7% of total revenues, excluding fuel surcharges, for the twelve months ended December 31, 2021, 2020 and 2019, respectively. Remaining revenues, excluding fuel surcharges, for each respective year were generated by brokerage and logistics services.

Concentrations of Credit Risk– The Company performs ongoing credit evaluations and generally does not require collateral from its customers. The Company maintains reserves for potential credit losses. In view of the concentration of the Company’s revenues and accounts receivable among a limited number of customers within the automobile industry, the financial health of this industry is a factor in the Company’s overall evaluation of accounts receivable.

Subsequent Events– On March 8, 2022, the Company retired 12,268,395 shares of its treasury stock. When treasury shares are retired, we allocate the excess of the repurchase price over the par value of shares acquired to both retained earnings and paid-in capital. The portion allocated to paid-in capital is determined by applying the average paid-in capital per share, and the remaining portion is recorded to retained earnings. There was no effect on the Company’s overall equity position as a result of the retirement.

On March 8, 2022, the Company’s Board of Directors declared a 2-for-1 forward stock split of its common stock in the form of a 100% stock dividend, payable on March 29, 2022, to stockholders of record on March 18, 2022. Under the terms of the stock split, the Company’s stockholders will receive a dividend of one share for every share held on the record date. The dividend will be paid in authorized but unissued shares of common stock of the Company. The additional shares will be distributed by the Company’s transfer agent, Computershare, and the per share price of the Company’s common stock will adjust accordingly on The Nasdaq Stock Market.

Risks and Uncertainties (COVID-19)– In March 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy.  In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from COVID-19, we are currently unable to fully determine its future impact on our business.  We continue to monitor the progression of the pandemic, further government responses and development of treatments and vaccines and the resulting potential effect on our financial position, results of operations, cash flows and liquidity.  These events could have an impact in future periods on certain estimates used in the preparation of our financial results, including, but not limited to impairment of long-lived assets, income tax provision and recoverability of certain receivables. Should the pandemic continue for an even further extended period of time, the impact on our operations could have a material adverse effect on our financial condition, results of operations, cash flows and liquidity.

Foreign Currency Transactions– The functional currency of the Company’s foreign branch office in Mexico is the U.S. dollar. The Company remeasures the monetary assets and liabilities of this branch office, which are maintained in the local currency ledgers, at the rates of exchange in effect at the end of the reporting period. Revenues and expenses recorded in the local currency during the period are remeasured using average exchange rates for each period. Non-monetary assets and liabilities are remeasured using historical rates. Any resulting exchange gain or loss from the remeasurement process is included in non-operating income in the Company’s consolidated statements of operations.

Recent Accounting Pronouncements– In  March 2020, the FASB issued Accounting Standards Update No. 2020-04, (“ASU 2020-04”), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. ASU 2020-04 is effective as of  March 12, 2020 through  December 31, 2022. The Company has evaluated the provisions of this standard and determined that it is applicable to our line of credit and investment margin account. The London Interbank Offered Rate (“LIBOR”) is the basis for interest charges on outstanding borrowings for our line of credit. During the year 2021, the index for interest charges on the Company’s investment margin accounts was transitioned to the Secured Overnight Financing Rate (“SOFR”). The new index rate did not vary materially from LIBOR at the time of transition. The scheduled discontinuation of LIBOR is not expected to materially alter any provisions of either of these debt instruments, except for the identification of a replacement reference rate for our line of credit. The Company has evaluated the new guidance and does not expect it to have a material impact on its financial condition, results of operations, or cash flows.

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

3.     TRADE ACCOUNTS RECEIVABLE

The Company's receivables result primarily from the sale of transportation and logistics services. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Accounts receivable, which consist of both billed and unbilled receivables, are presented net of current estimated credit losses. Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectability. Accounts receivable balances consist of the following components as of December 31, 2021 and 2020:

	2021	2020
	(in thousands)

Billed	$105,992	$68,584
Unbilled	20,388	12,629
Current estimated credit losses	(4,526)	(3,482)

Total accounts receivable—net	$121,854	$77,731

An analysis of changes in current estimated credit losses for the years ended December 31, 2021, 2020, and 2019 follows:

	2021	2020	2019
	(in thousands)

Balance—beginning of year	$3,482	$2,952	$2,224
Provision for bad debts	1,044	530	728
Charge-offs	-	-	-
Recoveries	-	-	-

Balance—end of year	$4,526	$3,482	$2,952

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

The following table sets forth cost, market value and unrealized gain on equity securities classified as available-for-sale as of December 31, 2021 and 2020.

	2021	2020
	(in thousands)
Available-for-sale securities:
Fair market value	$39,424	$27,941
Cost	29,385	25,860
Unrealized gain	$10,039	$2,081

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of December 31, 2021 and 2020.

	2021	2020
	(in thousands)
Available-for-sale securities:
Gross unrealized gains	$12,458	$7,048
Gross unrealized losses	2,419	4,967
Net unrealized gains	$10,039	$2,081

For the years ended December 31, 2021, 2020 and 2019, the Company recognized dividends of approximately $1,448,000, $1,266,000, and $1,309,000 in non-operating income in its statements of operations, respectively.

The following table shows the Company’s net realized (losses) gains during 2021, 2020 and 2019 on certain marketable equity securities.

	2021	2020	2019
	(in thousands)
Realized (losses) gains:
Sale proceeds	$3,109	$2,039	$2,984
Cost of securities sold	3,199	2,216	1,929

Realized (losses) / gains	$(90)	$(177)	$1,055

At December 31, 2021, the Company’s investments’ approximate fair value of securities in a loss position and related gross unrealized losses were $7,373,000 and $2,419,000, respectively. At December 31, 2020, the Company’s investments’ approximate fair value of securities in a loss position and related gross unrealized losses were $10,221,000 and $4,967,000, respectively.

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of December 31, 2021 and 2020, the Company had outstanding borrowings of $1,214,000 and $11,251,000 under its margin account, respectively, which is reflected in accrued expenses. The interest rates on margin account borrowings were 0.68% and 0.75% as of December 31, 2021 and 2020, respectively.

5.     ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at December 31 are summarized as follows:

	2021	2020
	(in thousands)

Payroll	$1,529	$1,621
Accrued vacation	877	835
Taxes—other than income	2,674	6,881
Interest	196	301
Driver escrows	1,643	1,782
Margin account borrowings	1,214	11,251
Self-insurance claims and legal reserves	5,437	3,303
Current portion of Right-of-Use liability	544	627

Total accrued expenses and other liabilities	$14,114	$26,601

The Company’s accounts payable of $43,381,000 includes $383,000 in payables for purchases of revenue equipment.

6.	CLAIMS LIABILITIES

The Company maintains cargo insurance coverage to protect it from certain business risks. This policy has a per occurrence deductible of $10,000.

Since September 1, 2020, the Company has been self-insured for certain layers of auto liability claims in excess of $2.0 million. Between September 1, 2019 and August 31, 2020, the Company was self-insured for certain layers of auto liability claims in excess of $1.0 million. Prior to September 1, 2019, the Company maintained auto liability insurance coverage for these layers. The Company currently specifically reserves for claims that are expected to exceed $2.0 million when fully developed, based on the facts and circumstances of those claims.

The Company maintains workers’ compensation coverage in Arkansas, Florida, Ohio, Oklahoma, and Mississippi with a $0.5 million self-insured retention and a $0.5 million per occurrence excess policy. The Company has elected to opt out of workers’ compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has accrued for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers’ compensation claims. Letters of credit aggregating approximately $0.3 million and certificates of deposit totaling $0.3 million are held by banks as security for workers’ compensation claims. The Company self-insures for employee health claims with a stop loss of $400,000 per covered employee per year and estimates its liability for claims outstanding and claims incurred but not reported. See Note 5 – Accrued Expenses and Other Liabilities for additional information regarding self-insurance claims liabilities.

7.	LONG-TERM DEBT

Long-term debt at December 31, consists of the following:

	2021	2020
	(in thousands)
Line of credit with a bank—due July 1, 2024, and collateralized by accounts receivable (1)	-	18,246
Equipment financing (2)	206,539	250,572
Real estate financing (3)	15,738	17,288
Total long-term debt	222,277	286,106
Less current maturities	(49,544)	(57,776)

Long-term debt—net of current maturities	$172,733	$228,330

(1)

Line of credit agreement with a bank provides for maximum borrowings of $60.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of LIBOR as of the first day of the month (with a floor of 0.5%) plus 1.25%, (1.75% at December 31, 2021) and are secured by our trade accounts receivable. An “unused fee” of 0.25% is charged if average daily borrowings are less than $18.0 million in a given month. Monthly payments of interest are required under this agreement. Also, under the terms of the agreement the Company must maintain a debt to adjusted EBITDA (earnings before interest, taxes, depreciation, and amortization, excluding gains/losses on equity securities and extraordinary items) ratio of less than 4.00:1. The Company was in compliance with all provisions under this agreement throughout 2021. At December 31, 2021, outstanding advances on the line were approximately $0.4 million, including letters of credit totaling $0.3 million, with availability to borrow $59.6 million. At December 31, 2020, outstanding advances on the line were approximately $18.6 million, including letters of credit totaling $0.3 million.

(2)

Equipment financings consist of installment obligations for revenue equipment purchases, payable in various monthly installments with various maturity dates through March 2028, at a weighted average interest rate of 2.81% as of December 31, 2021 and collateralized by revenue equipment.

(3)

Real estate financing consisting of an installment obligation for the purchase of real estate in Laredo, TX, payable in 120 installments at an interest rate of 3.02% and maturing in August 2030. This obligation is collateralized by the underlying real estate and any rental income generated by the underlying real estate.

The Company has provided letters of credit to third parties totaling approximately $310,000 and $310,000 at December 31, 2021 and December 31, 2020, respectively. The letters are held by these third parties to assist such parties in collection of any amounts due by the Company should the Company default in its commitments to the parties.

Scheduled annual maturities on long-term debt outstanding at December 31, 2021, are:

2022	$49,544
2023	47,915
2024	50,534
2025	40,766
2026	21,805
Thereafter	11,713

Total	$222,277

8.	NONCASH INVESTING AND FINANCING ACTIVITIES

The Company financed approximately $36.1 million and $80.7 million in equipment purchases during 2021 and 2020, respectively, utilizing noncash financing.

9.	CAPITAL STOCK

The Company's authorized capital stock consists of 40,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. At December 31, 2021, there were 23,400,796 shares of our common stock issued and 11,174,011 shares outstanding. At December 31, 2020, there were 23,391,438 shares of our common stock issued and 11,455,790 shares outstanding. No shares of our preferred stock were issued or outstanding at December 31, 2021 or 2020.

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

Preferred Stock

Preferred stock may be issued from time to time by our Board of Directors, without stockholder approval, in such series and with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or other provisions, as may be fixed by the Board of Directors in the resolution authorizing their issuance. The issuance of preferred stock by the Board of Directors could adversely affect the rights of holders of shares of common stock; for example, the issuance of preferred stock could result in a class of securities outstanding that would have certain preferences with respect to dividends and in liquidation over the common stock, and that could result in a dilution of the voting rights, net income per share and net book value of the common stock. As of December 31, 2021, we have no agreements or understandings for the issuance of any shares of preferred stock.

Treasury Stock

In July 2021, our Board of Directors authorized the repurchase of up to 200,000 shares (as adjusted for the Company’s 2-for-1 forward split of its common stock in the form of a 100% stock dividend paid on August 16, 2021), of our common stock through a Dutch auction tender offer (the “2021 tender offer”). Subject to certain limitations and legal requirements, the Company could repurchase up to an additional 2.0% of its outstanding shares. The 2021 tender offer commenced on July 27, 2021 and expired on August 26, 2021. Through this tender offer, the Company’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $32.00 to $37.00 per share (as adjusted for the stock split). Upon expiration, 272,405 shares were purchased through this offer at a final purchase price of $37.00 per share for a total of approximately $10.1 million, excluding fees and commission. The repurchase was settled on August 31, 2021. The Company accounted for the repurchase of these shares as treasury stock on the Company’s consolidated balance sheet as of December 31, 2021.

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

The Company’s stock repurchase program has been extended and expanded several times, most recently in November 2021, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. The Company repurchased 18,732 shares and 60,561 shares of its common stock under this program during 2021 and 2020, respectively.

The Company accounts for Treasury stock using the cost method, and as of December 31, 2021, 12,226,785 shares were held in the treasury at an aggregate cost of approximately $169,946,199.

10.	SEGMENT INFORMATION, SIGNIFICANT CUSTOMERS, INDUSTRY CONCENTRATION AND GEOGRAPHIC AREAS

The Company's revenues for 2021, 2020 and 2019 were all generated from operations in the motor carrier segment and are aggregated into a single reporting segment in accordance with the aggregation criteria under GAAP.

The table below presents revenue dollars and percentages by geographic area:

	Year Ended December 31,
	2021		2020		2019
	(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent
United States - domestic shipments	$474,291	67.9	$316,542	66.1	$326,559	63.5
Shipments to or from Mexico	223,315	32.0	161,412	33.7	186,392	36.3
Shipments to or from Canada	891	0.1	1,156	0.2	1,226	0.2

Total Operating Revenues	$698,497	100%	$479,110	100%	$514,177	100%

Our five largest customers, for which we provide carrier services covering a number of geographic locations, accounted for approximately 33%, 35% and 40% of our total revenues in 2021, 2020 and 2019, respectively. General Motors Company accounted for approximately 11%, 15% and 19% of our revenues in 2021, 2020 and 2019, respectively.

We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. Approximately 27%, 30% and 40% of our revenues were derived from transportation services provided to the automobile industry during 2021, 2020 and 2019, respectively.

Accounts receivable from the three largest customers totaled approximately $31,049,000 and $25,593,000 at December 31, 2021 and 2020, respectively.

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

Significant components of the Company’s deferred tax liabilities and assets at December 31 are as follows:

	2021	2020
	(in thousands)

Deferred tax liabilities:
Property and equipment	$84,081	$100,736
Unrealized gains on securities	2,580	2,580
Prepaid expenses and other	2,783	2,599

Total deferred tax liabilities	89,444	105,915

Deferred tax assets:
Current expected credit losses	1,165	896
Tax credit carryforwards	-	988
Compensated absences	185	189
Self-insurance allowances	1,207	674
Marketable equity securities	-	2,129
Net operating loss carryover	-	32,031
Other	172	125

Total deferred tax assets	2,729	37,032

Net deferred tax liability	$86,715	$68,883

The reconciliation between the effective income tax rate and the statutory Federal income tax rate for the years ended December 31, 2021, 2020 and 2019 is presented in the following table:

	2021		2020		2019
	(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent

Federal income tax at statutory rate	$21,526	21.0	$4,916	21.0	$2,124	21.0
Nondeductible per diem and meals	-	-	321	1.4	-	-
Other nondeductible expenses, net	-	-	-	-	342	3.4
State income taxes/other, net	4,463	4.4	345	1.5	(251)	(2.5)

Total income tax expense	$25,989	25.4	$5,582	23.9	$2,215	21.9

The provision (benefit) for income taxes consisted of the following:

	2021	2020	2019
	(in thousands)
Current:
Federal	$6,314	$(62)	$(56)
State	1,843	282	646
Total current income tax provision	8,157	220	590
Deferred:
Federal	13,720	4,860	2,177
State	4,112	502	(552)
Total deferred income tax provision	17,832	5,362	1,625

Total income tax provision expense	25,989	$5,582	$2,215

In March 2020, the President of the United States signed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), to stabilize the economy during the coronavirus pandemic. The CARES Act temporarily suspends and modifies certain tax laws established by the TCJA, including, but not limited to, modifications to net operating loss limitations, business interest limitations and alternative minimum tax. The CARES Act did not have a material impact on the Company’s prior year provision or the Company’s consolidated financial statements.

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2021 and 2020, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of December 31, 2021, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During 2021 and 2020, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which the Company operates generally provide for a deficiency assessment statute of limitation period of three years, and as a result, the Company’s tax years 2018 and forward remain open to examination in those jurisdictions.

13.	STOCK-BASED COMPENSATION

The Company maintains a stock incentive plan under which incentive and nonqualified stock options and other stock awards may be granted. On March 13, 2014, the Company’s Board of Directors adopted, and on May 29, 2014 our shareholders approved, the 2014 Amended and Restated Stock Option and Incentive Plan (the “Plan”) which amended and restated the Company’s 2006 Stock Option Plan. Under the Plan, 1,500,000 shares (as adjusted for the Company’s 2-for-1 forward split of its common stock paid in August 2021)are reserved for the issuance of stock awards to directors, officers, key employees, and others. The stock option exercise price and the restricted stock purchase price under the 2014 Plan shall not be less than 85% of the fair market value of the Company’s common stock on the date the award is granted. The fair market value is determined by the closing price of the Company’s common stock, on its primary exchange, on the same date that the option or award is granted.

The Company granted unrestricted shares of its common stock to its non-employee directors and granted restricted shares of common stock to certain key employees during all periods presented. All share and per share amounts set forth below have been adjusted to reflect the impact of the 2-for-1 forward stock split in August 2021.

In March 2021, the Company granted 2,608 shares of common stock to non-employee directors. These restricted stock awards have a grant date fair value of $30.85 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately.

In April 2021, the Company granted 5,000 shares of common stock to a certain key employee. These stock awards have a grant date fair value of $30.17 per share, based on the closing price of the Company’s stock on the date of grant, and vest on the four year anniversary date of the award.

In January 2020, the Company granted 14,000 shares of common stock to certain key employees. These restricted stock awards have a grant date fair value of $28.23 per share, based on the closing price of the Company’s stock on the date of grant, and vest on the four year anniversary date of the award.

In March 2020, the Company granted 5,216 shares of common stock to non-employee directors. These stock awards have a grant date fair value of $15.38 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately.

In April 2020, the Company granted 484 shares of common stock to a non-employee director. This stock award has a grant date fair value of $20.70 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately.

In August 2020, the Company granted 80,000 restricted shares of common stock to the Company’s Chief Executive Officer. This restricted stock award has a grant date fair value of $17.69, based on the closing price of the Company’s stock on the date of grant, and will vest in increments of 10,000 shares each in 2022, 2023, 2024 and 2027 and 20,000 shares each in 2025 and 2026.

In August 2020, the Company granted 26,664 shares of common stock to certain key employees. These restricted stock awards have a grant date fair value of $15.13 per share, based on the closing price of the Company’s stock on the date of grant, and vest on the four year anniversary date of the award.

In April 2019, the Company granted 3,690 shares of common stock to non-employee directors. These stock awards have a grant date fair value of $24.47 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately.

In May 2019, the Company granted 426 shares of common stock to a non-employee director. These stock awards have a grant date fair value of $23.53 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately.

During 2021 and 2020, there were no grants of stock options and there were no outstanding stock options at December 31, 2021 or December 31, 2020. At December 31, 2021, approximately 716,000 shares were available for granting future options or restricted stock.

The grant date fair value of stock and stock options vested during 2021, 2020 and 2019 was approximately $203,000, $759,000 and $953,000, respectively. Total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits was approximately $441,000 during 2021 and includes approximately $80,000 recognized as a result of the grant of 326 shares of stock to eight non-employee directors during the first quarter of 2021. The Company recognized a total income tax benefit of approximately $110,000 related to stock-based compensation expense during 2021. The recognition of stock-based compensation expense decreased diluted earnings per common share by $0.03 and basic earnings per common share by approximately $0.02 during 2021. As of December 31, 2021, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1,847,000 which is being amortized over the remaining vesting period. As a result, the Company expects to recognize the following approximate amounts of additional compensation expense related to unvested restricted stock awards during each of the years indicated:

2022	$408,000
2023	$343,000
2024	$334,000
2025	$363,000
2026	$288,000
2027	$111,000

Total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits was approximately $461,000 during 2020 and includes approximately $90,000 recognized as a result of the grant of 652 shares of stock to eight non-employee directors during the first quarter of 2020 and 484 shares of stock to one non-employee director during the second quarter of 2020. The Company recognized a total income tax benefit of approximately $100,000 related to stock-based compensation expense during 2020. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.06 during 2020.

Total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits was approximately $912,000 during 2019 and included approximately $100,000 recognized as a result of the grant of 410 shares of stock to each non-employee director during the first quarter of 2019. The Company recognized a total income tax benefit of approximately $200,000 related to stock-based compensation expense during 2019. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.12 during 2019.

There were no options granted during 2021, 2020, or 2019.

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2021 and changes during the year ended December 31, 2021, is presented below:

	Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested—January 1, 2021	122,070	$18.06
Granted	7,608	30.40
Canceled/forfeited/expired	(714)	28.23
Vested	(9,358)	21.71
Nonvested—December 31, 2021:	119,606	$18.5

14.	EARNINGS PER SHARE

Basic earnings per common share was computed by dividing net income by the weighted average number of shares outstanding (on a stock split adjusted basis) during the period. Diluted earnings per common share was calculated as follows:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands, except per share data)

Net income	$76,516	$17,827	$7,900

Basic weighted average common shares outstanding(1)	11,357	11,504	11,663
Dilutive effect of common stock equivalents	75	32	97

Diluted weighted average common shares outstanding(1)	11,432	11,536	11,760

Basic earnings per share	$6.74	$1.55	$0.68

Diluted earnings per share	$6.69	$1.55	$0.67

(1)	As adjusted for the Company’s 2-for-1 forward stock split paid in August 2021

15.	BENEFIT PLAN

The Company sponsors a benefit plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deductible contributions to the plan. The plan provides for employer matching contributions of 50% of each participant’s voluntary contribution up to 3% of the participant’s compensation and vests at the rate of 20% each year until fully vested after five years. Total employer matching contributions to the plan were approximately $190,000, $190,000 and $198,000 in 2021, 2020 and 2019, respectively.

16.	COMMITMENTS AND CONTINGENCIES

We are a defendant in a lawsuit which was filed on August 6, 2021, in the United States District Court for the Western District of Arkansas. The plaintiff is a former driver and is seeking class certification. The Complaint alleges failure to pay minimum wage under the Fair Labor Standards Act and the Arkansas Minimum Wage Act, violations of the Electronic Funds Transfer Act (EFTA), violations of the Arkansas Wage Payment Law (discharge pay and unlawful, usurious advance fees), violations of the Arkansas Common Law, and violations of the Racketeer Influenced and Corrupt Organizations Act (RICO).  Should this lawsuit be certified as a class action, to include similarly situated drivers as the Plaintiff, the class will seek actual and liquated damages to include court costs and legal fees associated with the lawsuit. The class, if certified, will include any company driver employed from January 1, 2020 through the present and ongoing. A mediation was held on January 14, 2022 in an attempt to resolve the case but was unsuccessful. Management has determined that any losses under this claim will not be covered by existing insurance policies.

We were a defendant in a collective- and class-action lawsuit which was filed on December 9, 2016, in the United States District Court for the Western District of Arkansas. The plaintiffs, who included current and former employee drivers who worked for the Company during the period of December 9, 2013, through December 31, 2019, alleged violations under the Fair Labor Standards Act and the Arkansas Minimum Wage Law including “failure to pay minimum wage during orientation, failure to pay minimum wage to team drivers after initial orientation, failure to pay minimum wage to solo-drivers after initial orientation, failure to pay for compensable travel time, Comdata card fees, unlawful deductions, and breach of contract.” The plaintiffs were seeking actual and liquidated damages to include court costs and legal fees. During July 2020, the United States District Court for the Western District of Arkansas granted final approval of a $16.5 million settlement reached with the plaintiffs and the settlement payment was disbursed by the Company during August 2020. This claim was not covered by existing insurance policies.

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

We are involved in certain claims and pending litigation arising from the ordinary conduct of business. We also provide accruals for claims within our self-insured retention amounts. On September 1, 2019, we elected to become self-insured for certain layers of auto liability claims in excess of $1.0 million for which we previously maintained auto liability insurance coverage. Since September 1, 2020, we have been self-insured for certain layers of auto liability claims in excess of $2.0 million. We currently specifically reserve for claims that are expected to exceed $2.0 million when fully developed, based on the facts and circumstances of those claims. Based on our knowledge of the facts, and in certain cases, opinions of outside counsel, we believe the resolution of such claims and pending litigation will not have a material effect on our financial position, results of operations or cash flows. However, if we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition, results of operations or cash flows.

17.	LEASES

Right-of-Use Leases

During 2019, the Company entered into operating leases which include initial terms of approximately five years and which do not include an option for early cancellation. During 2021 and 2020, the Company did not enter into any new leases with similar provisions. In accordance with the provisions of ASC Topic 842, these leases resulted in the recognition of right-of-use assets and corresponding operating lease liabilities, respectively, valued at approximately $1.0 million as of December 31, 2021. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using the Company’s incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable. The right-of-use assets are recorded in other assets, and the lease liability is recorded in accrued expenses and other liabilities and in other long-term liabilities on our consolidated balance sheet. Lease expense is recorded on a straight-line basis over the lease term and is recorded in rent and purchased transportation in our consolidated statements of operations. While the lease agreements contain provisions to extend after the initial term for an additional five years, the Company is not reasonably certain these extension options will be exercised. Therefore, potential lease payments that might occur under this extension period are not included in amounts recorded in our consolidated balance sheets as of December 31, 2021.

Scheduled amounts and timing of cash flows arising from operating lease payments at December 31, 2021, are:

(in thousands)
Maturity of Lease Liabilities
2022	$544
2023	340
2024	114
2025	-
2026 and Thereafter	-
Total undiscounted operating lease payments	$998
Less: Imputed interest	(35)
Present value of operating lease liabilities	$963

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$963

Current lease liabilities (recorded in other current liabilities)	$543
Long-term lease liabilities (recorded in other long-term liabilities)	420
Total operating lease liabilities	$963

Other Information
Weighted-average remaining lease term for operating leases	1.98 years
Weighted-average discount rate for operating leases	3.65%

Cash Flows

No new right-of-use assets were recognized as non-cash asset additions that resulted from new operating lease liabilities during the years ended December 31, 2021 and December 31, 2020, respectively. Cash paid for amounts included in the present value of right-of-use lease liabilities was $0.6 and $0.6 million during the years ended December 31, 2021 and December 31, 2020, respectively, and is included in operating cash flows.

Cash Paid for Operating Leases

	Twelve Months Ended
	December 31,
	2021	2020
	(in thousands)
Right-of-Use leases	$583	$552
Short-term leases (1)	2,173	2,177
Total	$2,756	$2,729

(1)	Short-term lease cost includes leases with a term of twelve months or less and leases with options for early cancellation.

Lease Revenue

The Company has a lease-purchase program whereby we offer independent contractors the opportunity to lease a Company-owned truck. The terms associated with these leases require weekly lease payments over the term of the leases which range from 5 to 60 months. The cost and carrying amount of Company-owned trucks in this program at December 31, 2021 were approximately $55,986,000 and $28,951,000, respectively. The cost and carrying amount of the Company-owned trucks in this program at December 31, 2020 were approximately $49,228,000 and $24,708,000, respectively. Payments under this program are classified in the Company’s financial statements under the consolidated statement of operations category Revenue.

Leases in our lease-purchase program expire at various dates through 2025. Future minimum lease receipts related to these leases at December 31, 2021 and 2020 were approximately $15,907,000 and $15,242,000, respectively. Depreciation is calculated on a straight-line basis over the estimated useful life of the equipment, down to an estimated salvage value. In most cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed by the manufacturer. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal. During the year ended December 31, 2021, the Company incurred $6.6 million of depreciation expense for these assets.

The Company leases dock space to a related party at our Laredo, Texas terminal and warehouse and office space to an unrelated lessee at a second Laredo, Texas terminal. At December 31, 2021, the cost and carrying amount of the facilities leased were approximately $13,738,000 and $12,042,000, respectively. Future minimum lease receipts related to this lease at December 31, 2021 are approximately $173,000. See Note 19 – Related Party Transactions for additional information regarding the Company’s transactions with related persons.

The Company's operating lease revenue is disclosed in the table below.

	Twelve Months Ended
	December 31,
	2021	2020

Leased truck revenue (recorded in revenue, before fuel surcharge)	$7,747	$6,756
Leased building space revenue (recorded in non-operating income)	735	573
Total lease revenue	$8,482	$7,329

Lease Receivable

Future minimum operating lease payments receivable at December 31, 2021:

2022	$8,032
2023	5,203
2024	2,598
2025	74
2026	-
Thereafter	-
Total future minimum lease payments receivable	$15,907

Lease Payments to Related Parties

Payments to related parties of $1,405,229 were made for real estate leases during 2021 which include maintenance facilities in one state and trailer drop yards in eleven states. The leases are generally month to month leases with automatic monthly renewal provisions.

During 2021 the Company leased office, shop and parking spaces from various lessors, including a related party. The initial term for the majority of these leases is one year, with an option for early cancellation and an option to renew for subsequent one-month periods. These leases can be terminated by either party by providing notice to the other party of the intent to cancel or to not extend. Relatively short lease durations for these properties are intended to provide flexibility to the Company as changing operational needs and shifting opportunities often result in cancellation or non-renewal of these leases by the Company or the lessor. The minimum operating lease payable under these arrangements was approximately $217,000 as of December 31, 2021.

The Company leases office and shop facilities to a related party. At December 31, 2021, the cost and carrying amount of the facilities leased were approximately $13,738,000 and $12,042,000, respectively. Future minimum lease receipts related to this lease at December 31, 2021 were approximately $12,100.

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

At December 31, 2021 and 2020, the following items are measured at fair value on a recurring basis:

	2021				2020

	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Marketable equity securities	$39,424	$39,424	-	-	$27,941	$27,941	-	-

During 2021 and 2020, there were no transfers of marketable securities between levels of fair value measurement.

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying values and estimated fair values of this other long-term debt at December 31, 2021 and 2020 are summarized as follows:

	2021		2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Long-term debt	$222,277	$224,191	$267,860	$268,582

The Company has not elected the fair value option for any of our financial instruments.

19.	RELATED PARTY TRANSACTIONS

In the normal course of business, transactions for transportation and repair services, equipment, property leases and other services are conducted between the Company and companies affiliated with our Chairman and controlling stockholder. The Company recognized approximately $8,085,000, $9,897,000 and $2,691,000 in operating revenue and approximately $11,103,000, $6,791,000 and $9,190,000 in operating expenses in 2021, 2020, and 2019, respectively.

The Company purchased auto liability and workers’ compensation insurance through an unaffiliated insurance broker which was written by an insurance company affiliated with our Chairman and controlling stockholder. Premiums for auto liability coverage during 2021, 2020, and 2019 were approximately $9,851,000, $8,516,000, and $10,345,000, respectively. Premiums for workers’ compensation coverage during 2021, 2020, and 2019 were approximately $300,000, $299,000 and $266,000, respectively.

Amounts owed to the Company by these affiliates were approximately $636,000 and $2,348,000 at December 31, 2021 and 2020, respectively. Of the accounts receivable at December 31, 2021 and 2020, approximately $448,000 and $2,236,000 represent freight transportation and approximately $188,000 and $112,000 represent revenue resulting from other services performed for related parties. Amounts payable to affiliates at December 31, 2021 and 2020 were approximately $1,276,000 and $1,864,000 respectively.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
P.A.M. Transportation Services, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 11, 2022 expressed an unqualified opinion on those financial statements.

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

/S/ GRANT THORNTON LLP

Tulsa, Oklahoma
March 11, 2022

Item 9B. Other Information.

Not Applicable

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable

PART III

Portions of the information required by Part III of Form 10-K are, pursuant to General Instruction G-(3) of Form 10-K, incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held on May 5, 2022. We will, within 120 days of the end of our fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

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

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2021, information about compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans approved by Security Holders	119,606	-	835,744

Equity Compensation Plans not approved by Security Holders	-	-	-

Total	119,606	-	835,744

(1)	Consists of unvested shares of restricted stock, which do not require the payment of an exercise price.

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

Report of Independent Registered Public Accounting Firm - Grant Thornton LLP (PCAOB ID Number 248)

Consolidated Balance Sheets - December 31, 2021 and 2020

Consolidated Statements of Operations - Years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows - Years ended December 31, 2021, 2020 and 2019

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

3.3		Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 11, 2007)

3.4		First Amendment to Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on January 7, 2020)

3.5		Second Amendment to Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed on August 5, 2020)

3.6		Third Amendment to the Amended and restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 10, 2021)

4.1		Description of Capital Stock of the Registrant

10.1	(1)

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

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: March 11, 2022	By:	/s/ Joseph. A. Vitiritto
JOSEPH A. VITIRITTO
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 11, 2022	By:	/s/ Michael D. Bishop
MICHAEL D. BISHOP, Director

Dated: March 11, 2022	By:	/s/ Frederick P. Calderone
FREDERICK P. CALDERONE, Director

Dated: March 11, 2022	By:	/s/ W. Scott Davis
W. SCOTT DAVIS, Director

Dated: March 11, 2022	By:	/s/ Edwin J. Lukas
EDWIN J. LUKAS, Director

Dated: March 11, 2022	By:	/s/ Franklin H. McLarty
FRANKLIN H. MCLARTY, Director

Dated: March 11, 2022	By:	/s/ H. Pete Montaño
H. PETE MONTAÑO, Director

Dated: March 11, 2022	By:	/s/ Matthew J. Moroun
MATTHEW J. MOROUN, Director

Dated: March 11, 2022	By:	/s/ Matthew T. Moroun
MATTHEW T. MOROUN, Director and Chairman of the Board

Dated: March 11, 2022	By:	/s/ Joseph. A. Vitiritto
JOSEPH A. VITIRITTO
President and Chief Executive Officer
(principal executive officer)

Dated: March 11, 2022	By:	/s/ Allen W. West
ALLEN W. WEST
Vice President-Finance, Chief Financial Officer,
Secretary and Treasurer
(principal financial and accounting officer)