Form 10-Q
period 2022-03-31
PAM TRANSPORTATION SERVICES INC
filed 2022-05-06
CIK 798287

Tale of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 25, 2022
Common Stock, $.01 Par Value	22,267,302

P.A.M. TRANSPORTATION SERVICES, INC.

Form 10-Q

For the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$77,903	$18,509
Accounts receivable-net:
Trade, less current estimated credit loss of $4,794 and $4,526, respectively	137,899	121,854
Other	5,347	7,092
Inventories	1,954	1,456
Prepaid expenses and deposits	10,490	10,962
Marketable equity securities	40,821	39,424
Income taxes refundable	-	277
Total current assets	274,414	199,574

Property and equipment:
Land	19,718	19,718
Structures and improvements	33,712	33,534
Revenue equipment	535,978	520,840
Office furniture and equipment	11,371	11,211
Total property and equipment	600,779	585,303
Accumulated depreciation	(214,990)	(201,124)
Net property and equipment	385,789	384,179

Other assets	3,477	3,628

TOTAL ASSETS	$663,680	$587,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,631	$43,381
Accrued expenses and other liabilities	19,711	14,114
Income taxes payable	7,471	4,364
Current maturities of long-term debt	52,998	49,544
Total current liabilities	128,811	111,403

Long-term debt - less current portion	206,496	172,733
Deferred income taxes	90,841	86,715
Other long-term liabilities	343	420
Total liabilities	426,491	371,271

COMMITMENTS AND CONTINGENCIES (Note L)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 22,264,802 and 34,574,807 shares issued; 22,264,802 and 22,348,022 shares outstanding at March 31, 2022 and December 31, 2021, respectively	223	234
Additional paid-in capital	40,209	84,472
Treasury stock, at cost; 0 and 12,226,785 shares at March 31, 2022 and December 31, 2021, respectively	-	(169,946)
Retained earnings	196,757	301,350
Total stockholders’ equity	237,189	216,110

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$663,680	$587,381

See notes to condensed consolidated financial statements.

All prior period share and per share data has been retroactively adjusted to reflect the stock split effective March 29,2022.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
OPERATING REVENUES:
Revenue, before fuel surcharge	$196,089	$135,141
Fuel surcharge	23,359	13,717
Total operating revenues	219,448	148,858

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	39,275	33,395
Operating supplies and expenses	31,647	23,555
Rent and purchased transportation	91,376	58,013
Depreciation	14,877	14,352
Insurance and claims	6,863	3,247
Other	4,213	2,726
Gain on sale or disposition of equipment	(147)	(84)
Total operating expenses and costs	188,104	135,204

OPERATING INCOME	31,344	13,654

NON-OPERATING INCOME	1,929	4,699
INTEREST EXPENSE	(1,667)	(2,279)

INCOME BEFORE INCOME TAXES	31,606	16,074

FEDERAL AND STATE INCOME TAX EXPENSE:
Current	3,538	58
Deferred	4,126	4,067
Total federal and state income tax expense	7,664	4,125

NET INCOME	$23,942	$11,949

INCOME PER COMMON SHARE:
Basic	$1.07	$0.52
Diluted	$1.06	$0.52

AVERAGE COMMON SHARES OUTSTANDING:
Basic	22,292	22,901
Diluted	22,483	23,004

See notes to condensed consolidated financial statements.

All prior period share and per share data has been retroactively adjusted to reflect the stock split effective March 29,2022.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net income	$23,942	$11,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,877	14,352
Bad debt expense	268	240
Stock compensation-net of excess tax benefits	137	79
Provision for deferred income taxes	4,126	4,067
Gain on marketable equity securities	(1,397)	(4,205)
Gain on sale or disposition of equipment	(147)	(84)
Changes in operating assets and liabilities:
Accounts receivable	(14,568)	(7,998)
Prepaid expenses, deposits, inventories, and other assets	(26)	1,438
Income taxes payable	3,384	726
Trade accounts payable	4,477	1,053
Accrued expenses and other liabilities	6,020	2,309
Net cash provided by operating activities	41,093	23,926

INVESTING ACTIVITIES:
Purchases of property and equipment	(10,016)	(1,929)
Proceeds from disposition of equipment	1,042	8,245
Sales of marketable equity securities	-	663
Purchases of marketable equity securities, net of return of capital	-	(430)
Net cash (used in) / provided by investing activities	(8,974)	6,549

FINANCING ACTIVITIES:
Borrowings under line of credit	184,177	135,396
Repayments under line of credit	(184,177)	(149,739)
Borrowings of long-term debt	42,058	-
Repayments of long-term debt	(11,434)	(15,418)
Borrowings under margin account	11	459
Repayments under margin account	(360)	(1,034)
Repurchases of common stock	(3,000)	(144)
Net cash provided by / (used in) financing activities	27,275	(30,480)

NET INCREASE / (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	59,394	(5)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -Beginning of period	18,509	337

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -End of period	$77,903	$332

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,527	$2,282
Income taxes	$155	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable	$6,593	$1,657

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2022	22,348	$234	$84,472	$(169,946)	$301,350	$216,110

Net Income	-	-	-	-	23,942	23,942

Stock Split	-	111	(111)	-	-	-

Treasury stock repurchases	(83)	-	-	(3,000)	-	(3,000)

Retirement of Treasury Shares	-	(122)	(44,289)	172,946	(128,535)	-

Stock based compensation	-	-	137	-	-	137

Balance at March 31, 2022	22,265	$223	$40,209	$-	$196,757	$237,189

	Common Stock Shares / Amount			Additional Paid-In Capital		Treasury Stock	Retained Earnings	Total

Balance at January 1, 2021	22,912	$117		$84,148		$(159,118)	$224,834	$149,981

Net Income	-	-		-		-	11,949	11,949

Treasury stock repurchases	(12)	-		-		(144)	-	(144)

Stock based compensation	-	-		79		-	-	79

Balance at March 31, 2021	22,900	$117	(1)	$84,227	(1)	$(159,262)	$236,783	$161,865

See notes to condensed consolidated financial statements.

All prior period share and per share data has been retroactively adjusted to reflect the stock split effective March 29,2022.

(1) Common stock par value and additional paid-in capital dollar values are not retroactively adjusted for the stock split effective March 29,2022.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2022

NOTE A: BASIS OF PRESENTATION

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “P.A.M.,” the “Company,” “we,” “our,” or “us” mean P.A.M. Transportation Services, Inc. and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

On March 8, 2022, our Board of Directors authorized a 2-for-1 forward stock split of the shares of our common stock, which was effected in the form of a 100% stock dividend. The stock split entitled each shareholder of record at the close of business on March 18, 2022, to receive one additional share of common stock for each share of common stock owned as of that date and was paid on March 29, 2022. Upon the completion of the stock split, our outstanding shares increased from approximately 11.1 million shares to approximately 22.2 million shares. All share and per share amounts in this quarterly report on Form 10-Q give effect to the stock split and have been adjusted retrospectively, where applicable, for all periods presented.

NOTE B: RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, (“ASU 2020-04”), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. ASU 2020-04 is effective as of  March 12, 2020, through  December 31, 2022. The Company has evaluated the provisions of this standard and determined that it is applicable to our line of credit and investment margin account. The London Interbank Offered Rate (“LIBOR”) is the basis for interest charges on outstanding borrowings for our line of credit. During the year 2021, the index for interest charges on the Company’s investment margin accounts was transitioned to the Secured Overnight Financing Rate (“SOFR”). The new index rate did not vary materially from LIBOR at the time of transition. The scheduled discontinuation of LIBOR is not expected to materially alter any provisions of either of these debt instruments, except for the identification of a replacement reference rate for our line of credit. The Company has evaluated the new guidance and does not expect it to have a material impact on its financial condition, results of operations, or cash flows.

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

The following table sets forth market value, cost, and unrealized gains on equity securities as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
	(in thousands)
Fair market value	$40,821	$39,424
Cost	29,038	29,385
Unrealized gain	$11,783	$10,039

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
	(in thousands)
Gross unrealized gains	$13,642	$12,458
Gross unrealized losses	1,859	2,419
Net unrealized gain	$11,783	$10,039

The following table shows the Company’s net realized gains during the three months ending on March 31, 2022 and 2021, respectively, on certain marketable equity securities.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Sales proceeds	$-	$663
Cost of securities sold	-	123
Realized gain	$-	$540

For the quarter ended March 31, 2022, the Company recognized dividends received of approximately $309,000 in non-operating income in its condensed consolidated statements of operations. For the quarter ended March 31, 2021, the Company recognized dividends received of approximately $352,000 in non-operating income in its condensed consolidated statements of operations.

The Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of March 31, 2022, and December 31, 2021, the Company had outstanding borrowings of approximately $866,000 and $1,214,000, respectively, under its margin account. Margin account borrowings are used for the purchase of marketable equity securities and as a source of short-term liquidity and are included in accrued expenses and other liabilities on our balance sheets.

Our marketable equity securities portfolio had a net unrealized pre-tax gain in market value of approximately $1,397,000 during the first quarter of 2022, and a net unrealized pre-tax gain in market value of approximately $4,205,000 during the first quarter of 2021, which were reported as non-operating income for the respective periods.

NOTE E: STOCK-BASED COMPENSATION

The Company maintains a stock incentive plan (the “Plan”) under which incentive and nonqualified stock options and other stock awards may be granted. Under the Plan, 3,000,000 shares are reserved for the issuance of stock awards to directors, officers, key employees, and others. The stock option exercise price and the restricted stock value under the Plan shall not be less than 85% of the fair market value of the Company’s common stock on the date the award is granted. The fair market value is determined by the closing price of the Company’s common stock, on its primary exchange, on the same date that the option or award is granted.

During the first three months of 2022, the Company granted 29,120 shares of common stock to certain key employees. These stock awards have grant date fair values of $38.80 per share, based on the closing price of the Company’s stock on the date of grant, and vest in 25% increments over four years, beginning one year from the anniversary date of the grant.

There were no stock awards that vested during the first three months of 2022. The total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits during the first three months of 2022, was approximately $137,000. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.01 during the first three months of 2022. As of March 31, 2022, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $2,840,000, which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $510,000 in additional compensation expense related to unvested stock awards during the remainder of 2022 and to recognize approximately $625,000, $617,000, $646,000, $331,000, and $111,000 in additional compensation expense related to unvested stock awards during the years 2023, 2024, 2025, 2026, and 2027, respectively.

The total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits during the first three months of 2021, was approximately $160,000 and included approximately $80,000 recognized as a result of the accrual of 326 shares to each non-employee director during the first three months of 2021. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.02 during the first three months of 2021. As of March 31, 2021, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1,977,000, which was being amortized on a straight-line basis over the remaining vesting period.

A summary of the status of the Company’s non-vested restricted stock as of March 31, 2022 and changes during the three months ended March 31, 2022, is as follows:

	Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2022	239,212	$9.25
Granted	29,120	38.80
Canceled/forfeited/expired	-	-
Vested	-	-
Non-vested at March 31, 2022	268,332	$12.46

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

	Three Months Ended March 31,
	2022		2021
	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$124,978	63.7	$90,359	66.9
Brokerage and Logistics Services revenue	71,111	36.3	44,782	33.1
Total revenues	$196,089	100.0	$135,141	100.0

NOTE G: TREASURY STOCK

The Company’s stock repurchase program has been extended and expanded several times, most recently in November 2021, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. During the three months ended March 31, 2022, the Company repurchased 83,220 stock-split adjusted shares (41,610 shares, prior to the stock-split), of its common stock at an aggregate cost of approximately $3,000,000 under this program. As of March 31, 2022, there remain 458,390 shares of common stock authorized for repurchase under this plan.

During the first quarter of 2022, prior to the stock split, we retired 12,268,395 shares of our treasury stock. Upon retirement of the treasury shares, we allocated the excess of the repurchase price over the par value of shares acquired to both retained earnings and paid-in capital. The portion allocated to paid-in capital was determined by applying the average paid-in capital per share, and the remaining portion was recorded to retained earnings. There was no effect on the Company’s overall equity position due to the retirement of treasury shares.

The Company accounts for treasury stock using the cost method. As of March 31, 2022, there were no shares held in the treasury.

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

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share data)

Net income	$23,942	$11,949

Basic weighted average common shares outstanding	22,292	22,901
Dilutive effect of common stock equivalents	191	103
Diluted weighted average common shares outstanding	22,483	23,004

Basic earnings per share	$1.07	$0.52
Diluted earnings per share	$1.06	$0.52

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, Accounting for Income Taxes, weighs all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of March 31, 2022, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of March 31, 2022, an adjustment to the Company’s condensed consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the three months ended March 31, 2022 and 2021, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company’s effective income tax rates were 24.3% and 25.7% for the three months ended March 31, 2022 and 2021, respectively. Our effective tax rate for the three months ended March 31, 2022 differs from amounts computed by applying the United States federal statutory rates to pre-tax income primarily due to state income taxes and the tax benefits related to stock compensation.

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

At March 31, 2022, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$40,821	$40,821	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at March 31, 2022 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$259,494	$258,953

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE

During the first three months of 2022, the Company’s subsidiaries entered into installment obligations totaling approximately $48.7 million for the purpose of purchasing revenue equipment and financing existing owned real estate. These obligations are payable in monthly installments and are recorded in long term debt and current maturities on the condensed consolidated balance sheets. The terms of these obligations vary from 36 months for trucks to 120 months for real estate.

NOTE L: COMMITMENTS AND CONTINGENCIES

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

Right-of-Use Leases

The Company is party to operating leases which include initial terms ranging from three to five years and which do not include an option for early cancellation. In accordance with the provisions of ASC Topic 842, these leases resulted in the recognition of right-of-use assets and corresponding operating lease liabilities, respectively, valued at $0.8 million as of March 31, 2022. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using the Company’s incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable. The right-of-use assets are recorded in other assets, and the lease liability is recorded in accrued expenses and other liabilities and in other long-term liabilities on our condensed consolidated balance sheet. Lease expense is recorded on a straight-line basis over the lease term and is recorded in rent and purchased transportation in our condensed consolidated statements of operations. While these lease agreements may contain provisions to extend after the initial term for an additional five years, the Company is not reasonably certain these extension options will be exercised. Therefore, potential lease payments that might occur under this extension period are not included in amounts recorded in our condensed consolidated balance sheets as of March 31, 2022.

Scheduled amounts and timing of cash flows arising from future right-of-use operating lease payments at March 31, 2022, are:

Maturity of Lease Liabilities	(in thousands)
2022 (remaining)	$385
2023	340
2024	114
2025 and thereafter	-
Total undiscounted operating lease payments	$839
Less: Imputed interest	(27)
Present value of operating lease liabilities	$812

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$812

Current lease liabilities (recorded in other current liabilities)	$469
Long-term lease liabilities (recorded in other long-term liabilities)	343
Total operating lease liabilities	$812

Other Information
Weighted-average remaining lease term for operating leases	1.82 years
Weighted-average discount rate for operating leases	3.67%

Cash Flows

No new right-of-use assets were recognized as a non-cash asset addition that resulted from new operating lease liabilities during the three months ended March 31, 2022. Cash paid for amounts included in the present value of operating lease liabilities was $0.2 million during the three months ended March 31, 2022, and is included in operating cash flows, within the condensed consolidated statement of cash flows.

Operating Lease Costs

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Long term	$151	$142
Short term	546	536
Total	$697	$678

Lease Revenue

The Company's operating lease revenue is disclosed in the table below.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Leased truck revenue (recorded in revenue, before fuel surcharge)	$2,138	$1,570
Leased facility space revenue (recorded in non-operating income)	229	169
Total lease revenue	$2,367	$1,739

The Company leases trucks to owner-operators under operating leases, which generally have a term of up to five years and include options to purchase the truck at the end of the lease. In the event that an independent contractor defaults on their lease, the Company generally leases the truck to another independent contractor.

As of March 31, 2022, the gross carrying value of trucks underlying these leases was $56.7 million and accumulated depreciation was $33.3 million. Depreciation is calculated on a straight-line basis over the estimated useful life of the equipment, down to an estimated salvage value. In most cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed by the manufacturer. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal. During the quarter ended March 31, 2022, the Company incurred $1.9 million of depreciation expense for these assets.

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

Lease Receivables

Future minimum operating lease payments receivable at March 31, 2022:

(in thousands)

2022 (remaining)	$5,942
2023	5,686
2024	2,913
2025	70
2026	-
Total future minimum lease payments receivable	$14,611

NOTE N: EFFECT OF COVID-19 PANDEMIC

The rapid spread of COVID-19 resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, increased border and port controls and closures, and shutdowns. These measures and the public health concerns resulting from the outbreak severely disrupted economic and commercial activity. The resulting impact on domestic and global supply chains caused slowdowns and reduced freight demand for transportation companies such as ours. Because we have a significant concentration of customers within the automotive industry, our freight volumes and revenues were significantly affected by the closure of North American automotive manufacturing facilities beginning in late March of 2020. Our automotive customers resumed operations during the second quarter of 2020 and have not been materially disrupted during 2021 or the first three months of 2022. Any future delays or interruptions of automotive production and other consumer activity affecting our customers that could result from any future wave of the virus or other similar outbreaks could further adversely affect our business. In addition, the implementation of measures to protect the health and safety of our employees, customers, vendors and the general public, or any state of federal vaccination mandates, may disrupt our ability to efficiently manage personnel and operations and to recruit and retain driver and non-driver personnel, which could have a material adverse effect on our operating results. Further, negative financial results, an economic downturn or uncertainty, or a tightening of credit markets caused by COVID-19 or other similar outbreaks could have a material adverse effect on our liquidity and our ability to effectively meet our short- and long-term financial obligations.

NOTE O: NONCASH INVESTING AND FINANCING ACTIVITIES

The Company financed approximately $6.6 million in equipment purchases during the first three months of 2022 utilizing noncash financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

Certain information included in this Quarterly Report on Form 10-Q constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to expected future financial and operating results, prospects, plans or events, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, ongoing and potential future economic, business and operational disruptions and uncertainties due to the COVID-19 pandemic, including from any future spikes or outbreaks of the virus, or other public health crises, including from the implementation of vaccine mandates and other government actions taken in response to the pandemic; excess capacity in the trucking industry; surplus inventories; recessionary economic cycles and downturns in customers' business cycles; increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, and license and registration fees; the resale value of the Company's used equipment and the price of new equipment; increases in compensation for and difficulty in attracting and retaining qualified drivers and owner-operators; increases in insurance premiums and deductible amounts relating to accident, cargo, workers' compensation, health, and other claims; unanticipated increases in the number or amount of claims for which the Company is self-insured; inability of the Company to continue to secure acceptable financing arrangements; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors including reductions in rates resulting from competitive bidding; the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations; our ability to develop and implement suitable information technology systems and prevent failures in or breaches of such systems; the impact of pending or future litigation; general risks associated with doing business in Mexico, including, without limitation, exchange rate fluctuations, inflation, import duties, tariffs, quotas, political and economic instability and terrorism; the potential impact of new laws, regulations or policy, including, without limitation, tariffs, import/export, trade and immigration regulations or policies; a significant reduction in or termination of the Company's trucking service by a key customer; and other factors, including risk factors, included from time to time in filings made by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed above and in company filings might not transpire.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the fiscal year ended December 31, 2021.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed, and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 63.7% and 66.9% of total revenues, excluding fuel surcharges, for the three months ended March 31, 2022 and 2021, respectively. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefits costs, independent broker costs (which we record as purchased transportation), insurance, maintenance and capital equipment costs.

In discussing our results of operations, we use revenue, before fuel surcharge (and fuel expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended March 31, 2022 and 2021, approximately $23.4 million and $13.7 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

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

While we and most of our customers have returned to normal operations and economic activity continued to increase during the periods presented, we continue to monitor ongoing developments with the COVID-19 pandemic. Any future waves or outbreaks of alternative strains of the virus could adversely impact our future operations and financial results.

On September 9, 2021, President Biden announced that he directed the Occupational Safety and Health Administration (OSHA) to develop an Emergency Temporary Standard (ETS) mandating either the full vaccination or weekly testing of employees for employers with 100 or more employees. On January 13, 2022, the Supreme Court ruled that the mandate could not be enforced. We continue to monitor new regulations for any potential impacts to our operations.

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

	Three Months Ended March 31,
	2022	2021
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	28.8	34.7
Operating supplies and expenses	6.5	10.8
Rent and purchased transportation	26.3	22.7
Depreciation	11.5	15.8
Insurance and claims	5.5	3.6
Other	2.9	2.6
Gain on sale or disposal of property	(0.1)	(0.1)
Total operating expenses	81.4	90.1
Operating income	18.6	9.9
Non-operating income	1.2	4.2
Interest expense	(1.0)	(2.0)
Income before income taxes	18.8	12.1

THREE MONTHS ENDED MARCH 31, 2022 VS. THREE MONTHS ENDED MARCH 31, 2021

During the first quarter of 2022, truckload services revenue, before fuel surcharges, increased 38.3% to $125.0 million as compared to $90.4 million during the first quarter of 2021. The increase in revenue was primarily the result of increases in the average rate per mile charged to our customers and in the average number of trucks in our fleet during the first quarter of 2022 compared to the first quarter of 2021. These increases were partially offset by a decrease in the total number of miles driven per truck for the first quarter of 2022 compared to the first quarter of 2021.

Salaries, wages and benefits decreased from 34.7% of revenues, before fuel surcharges, in the first quarter of 2021 to 28.8% of revenues, before fuel surcharges, during the first quarter of 2022. This percentage-based decrease is primarily a result of the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, maintenance wages, and operations wages with an increase in revenues for the periods compared.

Operating supplies and expenses decreased from 10.8% of revenues, before fuel surcharges, during the first quarter of 2021 to 6.5% of revenues, before fuel surcharges, during the first quarter of 2022. The decrease relates primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel, which was a result of increased fuel surcharge collections from customers. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that, during periods of rising fuel prices, fuel surcharge collections increase, while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner-operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner-operators for their services is reported along with their base rate of pay in the rent and purchased transportation category. These categorizations have the effect of reducing our net operating supplies and expenses while increasing the rent and purchased transportation category, as discussed below.

Rent and purchased transportation increased from 22.7% of revenues, before fuel surcharges, during the first quarter of 2021 to 26.3% of revenues, before fuel surcharges, during the first quarter of 2022. The increase was primarily due to an increase in the rates charged by third-party carriers during the first quarter of 2022 compared to the first quarter of 2021. Also contributing to the increase was an increase in the average number of units in our owner-operator division from 368 during the first quarter of 2021 to 388 during the first quarter of 2022, as well as an increase in the average rate per mile, including fuel surcharges, paid to owner-operators during the respective periods.

Depreciation decreased from 15.8% of revenues, before fuel surcharges, during the first quarter of 2021 to 11.5% of revenues, before fuel surcharges, during the first quarter of 2022. This percentage-based decrease is primarily a result of the interaction of an increase in operating revenues with the fixed-cost nature of depreciation expense. Due to the fixed-cost nature of depreciation, an increase in operating revenues, before fuel surcharge, without a corresponding proportional increase in depreciation, decreases depreciation expense as a percentage of operating revenues.

Insurance and claims increased from 3.6% of revenues, before fuel surcharges, during the first quarter 2021 to 5.5% of revenues, before fuel surcharges, during the first quarter 2022. This increase related primarily to an increase in accident and legal reserves recognized in the first quarter of 2022, as compared to the first quarter of 2021.

Non-operating income decreased from 4.2% of revenues, before fuel surcharges, during the first quarter of 2021 to 1.2% of revenues, before fuel surcharges, during the first quarter of 2022. This increase primarily resulted from the change in the market values of our portfolio of marketable equity securities. The Company recorded a $4.2 million increase in the market values of our marketable equity securities in non-operating income during the first quarter of 2021, compared to a $1.4 million increase in the market value of our marketable equity securities during the first quarter of 2022.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 90.1% for the first quarter of 2021 to 81.4% for the first quarter of 2022.

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

	Three Months Ended March 31,
	2022	2021
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	4.5	4.5
Rent and purchased transportation	82.2	83.7
Other	1.9	1.3
Total operating expenses	88.6	89.5
Operating income	11.4	10.5
Non-operating income	0.6	2.0
Interest expense	(0.6)	(1.0)
Income before income taxes	11.4	11.5

THREE MONTHS ENDED MARCH 31, 2022 VS. THREE MONTHS ENDED MARCH 31, 2021

During the first quarter of 2022, logistics and brokerage services revenue, before fuel surcharges, increased 58.8% to $71.1 million as compared to $44.8 million during the first quarter of 2021. The increase relates to a 55% increase in the number of loads serviced and to an increase in the average rates charged to customers during the first quarter of 2022 as compared to the first quarter of 2021.

Rents and purchased transportation decreased from 83.7% of revenues, before fuel surcharges, during the first quarter of 2021 to 82.2% of revenues, before fuel surcharges, during the first quarter of 2022. The decrease resulted from paying third-party carriers a smaller percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 89.5% for the first quarter of 2021 to 88.6% for the first quarter of 2022.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED MARCH 31, 2022 VS. THREE MONTHS ENDED MARCH 31, 2021

Net income for all divisions was approximately $23.9 million, or 12.2% of revenues, before fuel surcharges for the first quarter of 2022 as compared to net income of $11.9 million, or 8.8% of revenues, before fuel surcharges for the first quarter of 2021. The increase in net income resulted in diluted earnings per share of $1.06 for the first quarter of 2022 as compared to diluted earnings per share of $0.52 for the first quarter of 2021.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, and borrowings under our credit facilities, installment notes, and investment margin account.

During the first three months of 2022, we generated $41.1 million in cash from operating activities. Investing activities used $9.0 million in cash in the first three months of 2022. Financing activities provided $27.3 million in cash in the first three months of 2022.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first three months of 2022, we utilized cash on hand, installment notes, and our line of credit to finance purchases of revenue equipment and other assets of approximately $16.6 million.

We commonly finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 84 months. During the first three months of 2022, the Company’s subsidiary, P.A.M. Transport, Inc., entered into installment obligations totaling approximately $13.2 million for the purpose of purchasing revenue equipment and entered into an installment obligation in the amount of $35.5 million to finance existing owned real estate. These obligations are payable in monthly installments.

During the remainder of 2022, we expect to purchase approximately 450 new trucks and 500 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $87.3 million.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future.

During the first three months of 2022, we maintained a revolving line of credit. Amounts outstanding under the line bear interest at LIBOR (determined as of the first day of each month and assuming a floor of 0.50%) plus 1.25% (1.75% at March 31, 2022), are secured by our trade accounts receivable and mature on July 1, 2024. An “unused fee” of 0.25% is charged if average borrowings are less than $18.0 million. At March 31, 2022 outstanding advances on the line of credit were approximately $0.4 million, including approximately $0.3 million in letters of credit and a credit reserve of $0.1 million, with availability to borrow $59.6 million.

In February 2022, we borrowed $35.5 million under a term loan secured by our real estate. This term loan bears interest at a fixed rate of 3.62%, with principal and interest payable monthly, and matures on March 1, 2032. The loan is secured by mortgages and assignments of rents on the Company’s principal office and four terminal locations.

Cash increased from $18.5 million at December 31, 2021 to $77.9 million at March 31, 2022. The increase relates primarily to the $41.1 million in cash provided by operating activities in the first three months of 2022 and is supplemented by $35.5 million in cash obtained by financing existing owned real estate during the first three months of 2022. Refer to the condensed consolidated statements of cash flows for additional information for more information regarding the increase in cash.

Trade accounts receivable increased from $121.9 million at December 31, 2021 to $137.9 million at March 31, 2022. The increase resulted from an increase in freight revenues, which flow through accounts receivable, during the first quarter of 2022 as compared to the fourth quarter of 2021.

Prepaid expenses and deposits decreased from $11.0 million at December 31, 2021 to $10.5 million at March 31, 2022. The decrease relates to the normal amortization of items prepaid as of December 31, 2021.

Marketable equity securities increased from $39.4 million at December 31, 2021 to $40.8 million at March 31, 2022. The $1.4 million increase was due to an increase in the market value of held marketable equity securities of $1.4 million during the first three months of 2022.

Accounts payable increased from $43.4 million at December 31, 2021 to $48.6 million at March 31, 2022. This increase was primarily attributable to an increase in the amount accrued for fixed asset purchases and an increase in the amount due to third-party carriers as of March 31, 2022.

Accrued expenses and other liabilities increased from $14.1 million at December 31, 2021 to $19.7 million at March 31, 2022. This increase is due to increases in legal reserves and the effect of timing for accrued pay for employees and owner-operators.

Long-term debt and current maturities of long term-debt are reviewed on an aggregate basis, as the classification of amounts in each category are typically affected merely by the passage of time. Long-term debt and current maturities of long-term debt, on an aggregate basis, increased from $222.3 million at December 31, 2021 to $259.5 million at March 31, 2022. The increase was primarily related to the financing of certain real estate holdings to generate $35.5 million in available cash during the first three months of 2022.

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

Equity Price Risk

We hold certain actively-traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities increased to $40.8 million at March 31, 2022 from $39.4 million at December 31, 2021. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $4.1 million. For additional information with respect to the marketable equity securities, see Note D to our condensed consolidated financial statements.

Interest Rate Risk

Our line of credit bears interest at a floating rate equal to LIBOR plus a fixed percentage. Accordingly, changes in LIBOR or a change to an index separate from LIBOR, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $1.0 million of variable rate debt was outstanding under our line of credit for a full fiscal year, a hypothetical 100 basis point increase in LIBOR or a new index rate would result in approximately $10,000 of additional interest expense.

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

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk related to the activities of our branch office located in Mexico. Currently, we do not hedge our exchange rate exposure through any currency forward contracts, currency options, or currency swaps as all of our revenues, and substantially all of our expenses and capital expenditures, are transacted in U.S. dollars. However, certain operating expenditures and capital purchases related to our Mexico branch office are incurred in or exposed to fluctuations in the exchange rate between the U.S. dollar and the Mexican peso. Based on 2021 expenditures denominated in pesos, a 10% increase in the exchange rate would increase our annual operating expenses by $0.2 million.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s stock repurchase program has been extended and expanded several times, most recently in November 2021, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. Since the reauthorization, the Company has repurchased 83,220 stock-split adjusted shares (41,610 shares, prior to the stock-split) of its common stock under this repurchase program.

The following table summarizes the Company’s common stock repurchases during the first quarter of 2022. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser.”

Issuer Purchases of Equity Securities
Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs		Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1-31, 2022	--		--	--		500,000
February 1-28, 2022	83,220	(2)	$36.04	83,220	(2)	458,390	(2)
March 1-31, 2022	--		--	--		458,390
Total	83,220		$36.04	83,220

(1)	The Company’s stock repurchase program does not have an expiration date.
(2)

The purchase of 41,610 shares was made prior to the 2022 2-for-1 forward stock-split. A stock-split adjusted 83,220 shares are reflected in this schedule, but only 41,610 shares were deducted from the share repurchase authorization.

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

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: May 6, 2022	By: /s/ Joseph A. Vitiritto
Joseph A. Vitiritto
President and Chief Executive Officer
(principal executive officer)

Dated: May 6, 2022	By: /s/ Allen W. West
Allen W. West
Vice President-Finance, Chief Financial
Officer, Secretary and Treasurer
(principal accounting and financial officer)