Form 10-Q
period 2022-06-30
PAM TRANSPORTATION SERVICES INC
filed 2022-08-05
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐          No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 28, 2022
Common Stock, $.01 Par Value	22,269,157

P.A.M. TRANSPORTATION SERVICES, INC.

Form 10-Q

For the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) (in thousands, except share and per share data)
	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$16,564	$18,509
Accounts receivable-net:
Trade, less current estimated credit loss of $5,003 and $4,526, respectively	155,946	121,854
Other	6,172	7,092
Inventories	2,376	1,456
Prepaid expenses and deposits	9,603	10,962
Marketable equity securities	37,585	39,424
Income taxes refundable	812	277
Total current assets	229,058	199,574

Property and equipment:
Land	19,719	19,718
Structures and improvements	34,201	33,534
Revenue equipment	608,035	520,840
Office furniture and equipment	12,387	11,211
Total property and equipment	674,342	585,303
Accumulated depreciation	(225,016)	(201,124)
Net property and equipment	449,326	384,179

Other assets	4,751	3,628

TOTAL ASSETS	$683,135	$587,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,201	$43,381
Accrued expenses and other liabilities	23,758	14,114
Income taxes payable	774	4,364
Current maturities of long-term debt	52,485	49,544
Total current liabilities	128,218	111,403

Long-term debt - less current portion	196,787	172,733
Deferred income taxes	96,278	86,715
Other long-term liabilities	265	420
Total liabilities	421,548	371,271

COMMITMENTS AND CONTINGENCIES (Note L)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 22,269,157 and 34,574,807 shares issued; 22,269,157 and 22,348,022 shares outstanding at June 30, 2022 and December 31, 2021, respectively	223	234
Additional paid-in capital	40,425	84,472
Treasury stock, at cost; 0 and 12,226,785 shares at June 30, 2022 and December 31, 2021, respectively	-	(169,946)
Retained earnings	220,939	301,350
Total stockholders’ equity	261,587	216,110

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$683,135	$587,381

See notes to condensed consolidated financial statements.

All prior period share and per share data has been retroactively adjusted to reflect the stock split effective March 29, 2022.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
OPERATING REVENUES:
Revenue, before fuel surcharge	$202,739	$145,175	$398,828	$280,316
Fuel surcharge	34,429	16,088	57,788	29,806
Total operating revenues	237,168	161,263	456,616	310,122

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	42,947	33,841	82,222	67,237
Operating supplies and expenses	43,454	25,107	75,101	48,663
Rent and purchased transportation	88,643	61,676	180,019	119,689
Depreciation	15,481	14,334	30,358	28,686
Insurance and claims	7,269	3,116	14,132	6,363
Other	3,905	2,772	8,118	5,498
Gain on disposition of equipment	(1,214)	(602)	(1,361)	(686)
Total operating expenses and costs	200,485	140,244	388,589	275,450

OPERATING INCOME	36,683	21,019	68,027	34,672

NON-OPERATING (EXPENSE) INCOME	(2,872)	2,117	(943)	6,816
INTEREST EXPENSE	(1,998)	(2,193)	(3,665)	(4,472)

INCOME BEFORE INCOME TAXES	31,813	20,943	63,419	37,016

FEDERAL AND STATE INCOME TAX EXPENSE:
Current	2,193	169	5,731	227
Deferred	5,438	5,457	9,564	9,523
Total federal and state income tax expense	7,631	5,626	15,295	9,750

NET INCOME	$24,182	$15,317	$48,124	$27,266

INCOME PER COMMON SHARE:
Basic	$1.09	$0.67	$2.16	$1.19
Diluted	$1.08	$0.67	$2.14	$1.18

AVERAGE COMMON SHARES OUTSTANDING:
Basic	22,268	22,905	22,283	22,903
Diluted	22,445	23,020	22,474	23,010

See notes to condensed consolidated financial statements.

All prior period share and per share data has been retroactively adjusted to reflect the stock split effective March 29, 2022.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Six Months Ended
	June 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$48,124	$27,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,358	28,686
Bad debt expense	535	481
Stock compensation-net of excess tax benefits	353	253
Provision for deferred income taxes	9,564	9,523
Recognized loss / (gain) on marketable equity securities	1,952	(5,838)
Gain on sale or disposition of equipment	(1,360)	(686)
Changes in operating assets and liabilities:
Accounts receivable	(22,887)	(12,695)
Prepaid expenses, deposits, inventories, and other assets	(683)	2,459
Income taxes payable	(4,125)	709
Trade accounts payable	2,659	(1,216)
Accrued expenses and other liabilities	10,378	2,366
Net cash provided by operating activities	74,868	51,308

INVESTING ACTIVITIES:
Purchases of property and equipment	(22,341)	(4,453)
Acquisition of business, net of cash acquired	(64.317)	-
Proceeds from disposition of equipment	5,382	25,197
Sales of marketable equity securities	-	1,424
Purchases of marketable equity securities, net of return of capital	(113)	(660)
Net cash (used in) provided by investing activities	(81,389)	21,508

FINANCING ACTIVITIES:
Borrowings under line of credit	495,871	276,626
Repayments under line of credit	(495,871)	(294,872)
Borrowings of long-term debt	47,222	-
Repayments of long-term debt	(39,072)	(30,334)
Borrowings under margin account	133	713
Repayments under margin account	(707)	(2,110)
Repurchases of common stock	(3,000)	(144)
Net cash provided by (used in) financing activities	4,576	(50,121)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,945)	22,695

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -Beginning of period	18,509	337

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -End of period	$16,564	$23,032

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,581	$4,514
Income taxes	$9,857	$186

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable	$0	$0

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Stockholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2022	22,348	$234	$84,472	$(169,946)	$301,350	$216,110

Net Income	-	-	-	-	23,942	23,942

Stock Split	-	111	(111)	-	-	-

Treasury stock repurchases	(83)	-	-	(3,000)	-	(3,000)

Retirement of Treasury Shares	-	(122)	(44,289)	172,946	(128,535)	-

Stock based compensation	-	-	137	-	-	137

Balance at March 31, 2022	22,265	$223	$40,209	$-	$196,757	$237,189

Net Income	-	-	-	-	24,182	24,182

Exercise of stock awards-shares issued including tax benefits	4	-	-	-	-	-

Stock based compensation	-	-	216	-	-	216

Balance at June 30, 2022	22,269	$223	$40,425	$-	$220,939	$261,587

	Common Stock Shares / Amount			Additional Paid-In Capital		Treasury Stock	Retained Earnings	Total

Balance at January 1, 2021	22,912	$117		$84,148		$(159,118)	$224,834	$149,981

Net Income	-	-		-		-	11,949	11,949

Treasury stock repurchases	(12)	-		-		(144)	-	(144)

Stock based compensation	-	-		79		-	-	79

Balance at March 31, 2021	22,900	$117		$84,227		$(159,262)	$236,783	$161,865

Net Income	-	-		-		-	15,317	15,317

Exercise of stock awards-shares issued including tax benefits	3	-		-		-	-	-

Stock based compensation	-	-		174		-	-	174

Balance at June 30, 2021	22,903	$117	(1)	$84,401	(1)	$(159,262)	$252,100	$177,356

See notes to condensed consolidated financial statements.

All prior period share and per share data has been retroactively adjusted to reflect the stock split effective March 29, 2022.

(1)	Common stock par value and additional paid-in capital dollar values are not retroactively adjusted for the stock split effective March 29, 2022.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2022

NOTE A: BASIS OF PRESENTATION

In accordance with generally accepted accounting principles (“GAAP”) and applicable rules of the Securities and Exchange Commission, the information reported in this Quarterly Report on Form 10-Q for P.A.M. Transportation Services, Inc. and its legally distinct subsidiaries, unless otherwise indicated, is presented on a consolidated basis. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “P.A.M.,” the “Company,” “we,” “our,” or “us” mean P.A.M. Transportation Services, Inc. and its consolidated subsidiaries.

The consolidated financial results for the three and six months ended  June 30, 2022, include the results of our newly formed subsidiaries, Met Express, Inc. and Costar Equipment, Inc., from June 14, 2022, the date of the acquisition of substantially all of the assets and certain liabilities of Metropolitan Trucking, Inc. and its related entities, through  June 30, 2022. All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six-month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

On March 8, 2022, our Board of Directors declared a 2-for-1 forward stock split of the shares of our common stock, which was effected in the form of a 100% stock dividend. The stock split entitled each shareholder of record at the close of business on March 18, 2022, to receive one additional share of common stock for each share of common stock owned as of that date and was paid on March 29, 2022. Upon the completion of the stock split, our outstanding shares increased from approximately 11.1 million shares to approximately 22.2 million shares. All share and per share amounts in this quarterly report on Form 10-Q give effect to the stock split and have been adjusted retrospectively, where applicable, for all periods presented.

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

The following table sets forth market value, cost, and unrealized gains on equity securities as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
	(in thousands)
Fair market value	$37,585	$39,424
Cost	29,151	29,385
Unrealized gain	$8,434	$10,039

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
	(in thousands)
Gross unrealized gains	$10,830	$12,458
Gross unrealized losses	2,396	2,419
Net unrealized gain	$8,434	$10,039

The following table shows the Company’s net realized gains during the three and six months ending on June 30, 2022 and 2021, respectively, on certain marketable equity securities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Sales proceeds	$-	$760	$-	$1,421
Cost of securities sold	-	418	-	540
Realized gain / (loss)	$-	$342	$-	$881

For the quarter ended June 30, 2022, the Company recognized dividends received of approximately $357,000 in non-operating income in its condensed consolidated statements of operations. For the quarter ended June 30, 2021, the Company recognized dividends received of approximately $309,000 in non-operating income in its condensed consolidated statements of operations.

For the six months ended June 30, 2022, the Company recognized dividends received of approximately $666,000 in non-operating income in its condensed consolidated statements of operations. For the six months ended June 30, 2021, the Company recognized dividends received of approximately $660,000 in non-operating income in its condensed consolidated statements of operations.

The Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of June 30, 2022, and December 31, 2021, the Company had outstanding borrowings of approximately $640,000 and $1,214,000, respectively, under its margin account. Margin account borrowings are used for the purchase of marketable equity securities and as a source of short-term liquidity and are included in accrued expenses and other liabilities on our condensed consolidated balance sheets.

Our marketable equity securities portfolio had a net unrealized pre-tax loss in market value of approximately $3,349,000 during the second quarter of 2022, and a net unrealized pre-tax gain in market value of approximately $1,632,000 during the second quarter of 2021, which were reported as non-operating income in its condensed consolidated statements of operations for the respective periods.

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

During February 2022, the Company granted 29,120 shares of common stock to certain key employees. These stock awards had grant date fair values of $38.80 per share, based on the closing price of the Company’s stock on the date of grant, and vest in 25% increments over four years, beginning one year from the anniversary date of the grant.

During May 2022, the Company granted 1,855 shares of common stock to non-employee directors. These stock awards had a grant date fair value of $29.60 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately.

During June 2022, the Company granted 3,500 shares of common stock to a key employee. This stock award had a grant date fair value of $27.68 per share, based on the closing price of the Company’s stock on the date of grant, and vests in 25% increments over four years, beginning one year from the anniversary date of the grant.

The total grant date fair value of stock vested during the first six months of 2022 was approximately $93,000. The total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits during the first six months of 2022, was approximately $353,000 and includes approximately $55,000 recognized as a result of the grant of shares to certain non-employee directors. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.01 during the first six months of 2022. As of June 30, 2022, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $2,776,000, which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $362,000 in additional compensation expense related to unvested stock awards during the remainder of 2022 and to recognize approximately $649,000, $641,000, $670,000, $343,000, and $111,000 in additional compensation expense related to unvested stock awards during the years 2023, 2024, 2025, 2026, and 2027, respectively.

The total grant date fair value of stock vested during the first six months of 2021 was approximately $80,000. The total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits during the first six months of 2021, was approximately $253,000 and includes approximately $80,000 recognized as a result of the grant of 326 split-adjusted shares to each non-employee director. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.03 during the first six months of 2021. As of June 30, 2021, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $2,035,000, which is being amortized on a straight-line basis over the remaining vesting period.

A summary of the status of the Company’s non-vested restricted stock as of June 30, 2022, and changes during the six months ended June 30, 2022, is as follows:

	Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2022	239,212	$9.25
Granted	34,475	37.18
Canceled/forfeited/expired	-	-
Vested	(4,355)	21.27
Non-vested at June 30, 2022	269,332	$12.63

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands)

Truckload Services revenue	$134,698	66.4	$98,040	67.5	$259,676	65.1	$188,398	67.2
Brokerage and Logistics Services revenue	68,041	33.6	47,135	32.5	139,152	34.9	91,918	32.8
Total revenues	$202,739	100.0	$145,175	100.0	$398,828	100.0	$280,316	100.0

These segment results include of the results of the truckload services and brokerage operations acquired from Metropolitan Trucking, Inc., and related subsidiaries in the business combination discussed in Note P to the condensed consolidated financial statements.

NOTE G: TREASURY STOCK

The Company’s stock repurchase program has been extended and expanded several times, most recently in November 2021, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. As of June 30, 2022, there remain 458,390 shares of common stock authorized for repurchase under this plan.

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

The Company accounts for treasury stock using the cost method. As of June 30, 2022, there were no shares held in the treasury.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands, except per share data)

Net income	$24,182	$15,317	$48,124	$27,266

Basic weighted average common shares outstanding	22,268	22,905	22,283	22,903
Dilutive effect of common stock equivalents	177	115	191	107
Diluted weighted average common shares outstanding	22,445	23,020	22,474	23,010

Basic earnings per share	$1.09	$0.67	$2.16	$1.19
Diluted earnings per share	$1.08	$0.67	$2.14	$1.18

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, Accounting for Income Taxes, weighs all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of June 30, 2022, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of June 30, 2022, an adjustment to the Company’s condensed consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the six months ended June 30, 2022 and 2021, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company’s effective income tax rates were 24.1% and 26.3% for the six months ended June 30, 2022 and 2021, respectively. Our effective tax rate for the six months ended June 30, 2022 differs from amounts computed by applying the United States federal statutory rates to pre-tax income primarily due to state income taxes and the tax benefits related to stock compensation.

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

At June 30, 2022, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$37,585	$37,585	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at June 30, 2022 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$249,272	$245,669

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE

During the first six months of 2022, the Company’s subsidiaries entered into installment obligations totaling approximately $53.8 million for the purpose of purchasing revenue equipment. These obligations are payable in monthly installments and are recorded in long term debt and current maturities on the condensed consolidated balance sheets. The terms of these obligations vary from 36 months for trucks to 120 months for real estate. In addition, during June 2022 the Company’s subsidiaries assumed approximately $12.3 million of installment obligations as part of a business acquisition. The terms of these obligations vary from 1 month to 36 months for trucks acquired and from 24 months to 34 months for trailers acquired.

NOTE L: LITIGATION

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

We are a defendant in a lawsuit which was filed on August 6, 2021, in the United States District Court for the Western District of Arkansas. The plaintiff is a former driver and is seeking class certification. The complaint alleges failure to pay minimum wage under the Fair Labor Standards Act and the Arkansas Minimum Wage Act, violations of the Electronic Funds Transfer Act (EFTA), violations of the Arkansas Wage Payment Law (discharge pay and unlawful, usurious advance fees), violations of the Arkansas Common Law, and violations of the Racketeer Influenced and Corrupt Organizations Act (RICO).  Should this lawsuit be certified as a class action, to include similarly situated drivers as the plaintiff, the class will seek actual and liquated damages to include court costs and legal fees associated with the lawsuit. The class, if certified, will include any company driver employed from January 1, 2020 through the present and ongoing. A settlement agreement has been reached and is pending court approval. Management has determined that any losses under this claim will not be covered by existing insurance policies. The settlement has been fully reserved as of June 30, 2022.

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

Right-of-Use Leases

The Company is party to operating leases which include initial terms ranging from three to five years and which do not include an option for early cancellation. In accordance with the provisions of ASC Topic 842, these leases resulted in the recognition of right-of-use assets and corresponding operating lease liabilities, respectively, valued at $0.7 million as of June 30, 2022. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using the Company’s incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable. The right-of-use assets are recorded in other assets, and the lease liability is recorded in accrued expenses and other liabilities and in other long-term liabilities on our condensed consolidated balance sheet. Lease expense is recorded on a straight-line basis over the lease term and is recorded in rent and purchased transportation in our condensed consolidated statements of operations. While these lease agreements may contain provisions to extend after the initial term for an additional five years, the Company is not reasonably certain these extension options will be exercised. Therefore, potential lease payments that might occur under this extension period are not included in amounts recorded in our condensed consolidated balance sheets as of June 30, 2022.

Scheduled amounts and timing of cash flows arising from future right-of-use operating lease payments at June 30, 2022, are:

Maturity of Lease Liabilities	(in thousands)
2022 (remaining)	$215
2023	340
2024	114
2025 and thereafter	-
Total undiscounted operating lease payments	$669
Less: Imputed interest	(20)
Present value of operating lease liabilities	$649

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$649

Current lease liabilities (recorded in other current liabilities)	$384
Long-term lease liabilities (recorded in other long-term liabilities)	265
Total operating lease liabilities	$649

Other Information
Weighted-average remaining lease term for operating leases (in years)	1.72
Weighted-average discount rate for operating leases	3.72%

Cash Flows

No new right-of-use assets were recognized as a non-cash asset addition that resulted from new operating lease liabilities during the three and six months ended June 30, 2022. Cash paid for amounts included in the present value of operating lease liabilities was $0.2 million during the three months ended June 30, 2022 and is included in operating cash flows, within the condensed consolidated statement of cash flows. Cash paid for amounts included in the present value of operating lease liabilities was $0.3 million during the six months ended June 30, 2022 and is included in operating cash flows, within the condensed consolidated statement of cash flows.

Operating Lease Costs

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)

Long-term	$153	$144	$304	$286
Short-term	565	533	1,111	1,069
Total	$718	$677	$1,415	$1,355

Lease Revenue

The Company's operating lease revenue is disclosed in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)

Leased truck revenue (recorded in revenue, before fuel surcharge)	$2,152	$1,835	$4,291	$3,405
Leased building space revenue (recorded in non-operating income)	99	169	327	337
Total lease revenue	$2,251	$2,004	$4,618	$3,742

The Company leases trucks to owner-operators under operating leases, which generally have a term of up to five years and include options to purchase the truck at the end of the lease. In the event that an independent contractor defaults on their lease, the Company generally leases the truck to another independent contractor.

As of June 30, 2022, the gross carrying value of trucks underlying these leases was $55.9 million and accumulated depreciation was $34.2 million. Depreciation is calculated on a straight-line basis over the estimated useful life of the equipment, down to an estimated salvage value. In most cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed by the manufacturer. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal. During the quarter ended June 30, 2022, the Company incurred $1.9 million of depreciation expense for these assets.

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

Lease Receivables

Future minimum operating lease payments receivable at June 30, 2022:

(in thousands)

2022 (remaining)	$4,141
2023	6,213
2024	3,124
2025	94
2026 and thereafter	-
Total future minimum lease payments receivable	$13,572

NOTE N: EFFECT OF COVID-19 PANDEMIC

The rapid spread of COVID-19 resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, increased border and port controls and closures, and shutdowns. These measures and the public health concerns resulting from the outbreak severely disrupted economic and commercial activity. The resulting impact on domestic and global supply chains caused slowdowns and reduced freight demand for transportation companies such as ours. Because we have a significant concentration of customers within the automotive industry, our freight volumes and revenues were significantly affected by the closure of North American automotive manufacturing facilities beginning in late March of 2020. Our automotive customers resumed operations during the second quarter of 2020 and have not been materially disrupted during 2021 or the first six months of 2022. Any future delays or interruptions of automotive production and other consumer activity affecting our customers that could result from any future wave of the virus or other similar outbreaks could further adversely affect our business. In addition, the implementation of measures to protect the health and safety of our employees, customers, vendors and the general public, or any state of federal vaccination mandates, may disrupt our ability to efficiently manage personnel and operations and to recruit and retain driver and non-driver personnel, which could have a material adverse effect on our operating results. Further, negative financial results, an economic downturn or uncertainty, or a tightening of credit markets caused by COVID-19 or other similar outbreaks could have a material adverse effect on our liquidity and our ability to effectively meet our short- and long-term financial obligations.

NOTE O: NONCASH INVESTING AND FINANCING ACTIVITIES

The Company financed approximately $6.6 million in equipment purchases during the first six months of 2022 utilizing noncash financing.

NOTE P: ACQUISITION OF METROPOLITAN TRUCKING

On June 14, 2022, subsidiaries of the Company, Met Express, Inc. and Costar Equipment, Inc. (collectively, the “Buyer”), entered into an Asset Purchase Agreement with Metropolitan Trucking, Inc., and related subsidiaries. Metropolitan Trucking, Inc. is a truckload carrier headquartered in Saddle Brook, New Jersey, providing asset-based dry van truckload transportation services, including local, regional, and dedicated services. The acquisition has been determined to be a business combination.

Pursuant to the Asset Purchase Agreement, the Buyer acquired substantially all the assets and certain specified liabilities of Metropolitan Trucking, Inc., and its related entities (the “Transaction”). The Buyer paid $79.9 million of total consideration, including cash and certain assumed indebtedness of Metropolitan Trucking, Inc., and its related entities. The Transaction closed on June 14, 2022.

Total cash paid of $64.3 million was funded out of the Company’s available cash. The Transaction included the assumption of $12.6 million of indebtedness and $2.9 million of other current liabilities. The Asset Purchase Agreement contains customary representations, warranties, covenants, escrow, and indemnification provisions.

The results of the acquired business have been included in the consolidated financial statements since the date of acquisition and represented 12.6% of consolidated total assets as of June 30, 2022 and represented 2.6% and 1.3% of operating revenue for the three and six months ended June 30, 2022, respectively. Acquisition related expenses of $0.4 million are included in the condensed consolidated statements of operations for the three and six months ended June 30, 2022.

The allocation of the purchase price is detailed in the tables below. The final purchase price allocation remains subject to other purchase accounting adjustments which may be identified, such as the final valuation of intangible assets and working capital adjustments, and therefore may differ materially from that reflected below.

The assets and liabilities associated with the acquisition were recorded at their fair values as of the acquisition date and the amounts are as follows:

(in thousands)

Trade and other accounts receivable	$10,821
Other current assets	316
Property and equipment	68,722
Total assets	79,859
Accounts payable	(2,915)
Long-term debt	(12,627)
Total cash paid	$64,317

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

Certain information included in this Quarterly Report on Form 10-Q constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to expected future financial and operating results, prospects, plans or events, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, ongoing and potential future economic, business and operational disruptions and uncertainties due to the COVID-19 pandemic, including from any future spikes or outbreaks of the virus, or other public health crises, as well as from the implementation of government actions taken in response to the pandemic; excess capacity in the trucking industry; surplus inventories; recessionary economic cycles and downturns in customers' business cycles; increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, and license and registration fees; the resale value of the Company's used equipment and the price of new equipment; increases in compensation for and difficulty in attracting and retaining qualified drivers and owner-operators; increases in insurance premiums and deductible amounts relating to accident, cargo, workers' compensation, health, and other claims; unanticipated increases in the number or amount of claims for which the Company is self-insured; inability of the Company to continue to secure acceptable financing arrangements; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors including reductions in rates resulting from competitive bidding; the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations; the risk that the benefits from the business combination transaction involving the Company and Metropolitan Trucking, Inc. and related entities may not be fully realized or may take longer to realize than expected, including as a result of any of the factors described in this paragraph; the reaction to the transaction of the companies’ customers, employees and counterparties; diversion of management time on acquisition-related issues; our ability to develop and implement suitable information technology systems and prevent failures in or breaches of such systems; the impact of pending or future litigation; general risks associated with doing business in Mexico, including, without limitation, exchange rate fluctuations, inflation, import duties, tariffs, quotas, political and economic instability and terrorism; the potential impact of new laws, regulations or policy, including, without limitation, tariffs, import/export, trade and immigration regulations or policies; a significant reduction in or termination of the Company's trucking service by a key customer; and other factors, including risk factors, included from time to time in filings made by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed above and in company filings might not transpire.

CRITICAL ACCOUNTING POLICIES

Except as noted below, there have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the fiscal year ended December 31, 2021.

Business Combinations. Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. Accounting for business acquisitions requires management to make judgments as to whether a purchase transaction is a multiple element contract, meaning that it includes other transaction components such as a settlement of a preexisting relationship. This judgment and determination affects the amount of consideration paid that is allocable to assets and liabilities acquired in the business purchase transaction.

BUSINESS OVERVIEW

The Company is a holding company that owns subsidiaries engaged in providing truckload dry van carrier services transporting general commodities throughout the continental United States, as well as in the Canadian provinces of Ontario and Quebec. Unless the context otherwise requires, this report presents information regarding the Company and its subsidiaries on a consolidated basis. The Company’s administrative headquarters are in Tontitown, Arkansas. From this location we manage operations conducted through our wholly-owned subsidiaries based in various locations around the United States and in Mexico and Canada. The operations of these subsidiaries can generally be classified into either truckload services or brokerage and logistics services. This designation is based primarily on the ownership of the asset that performed the freight transportation service. Truckload services are performed by Company divisions that generally utilize Company-owned trucks, long-term contractors, or single-trip contractors to transport loads of freight for customers, while brokerage and logistics services coordinate or facilitate the transport of loads of freight for customers and generally involve the utilization of single-trip contractors. Both our truckload operations and our brokerage and logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this report.

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed, and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 66.4% and 67.5% of total revenues, excluding fuel surcharges, for the three months ended June 30, 2022 and 2021, respectively. Truckload services revenues, excluding fuel surcharges, represented 65.1% and 67.2% of total revenues, excluding fuel surcharges, for the six months ended June 30, 2022 and 2021, respectively. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefits costs, independent broker costs (which we record as purchased transportation), insurance, maintenance and capital equipment costs.

In discussing our results of operations, we use revenue, before fuel surcharge (and fuel expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended June 30, 2022 and 2021, approximately $34.4 million and $16.1 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the six months ended June 30, 2022 and 2021, approximately $57.8 million and $29.8 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

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

On June 14, 2022, newly formed subsidiaries of the Company completed the acquisition of substantially all the assets and certain liabilities of Metropolitan Trucking, Inc. and related entities (“Metropolitan”). Metropolitan was a 320-truck dry van truckload carrier headquartered near New York City, New York, with the East Coast serving as its primary operating territory. The purchase price paid at closing included approximately $15.5 million in assumed debt and $64.3 million paid using available cash balances. The Company is currently operating these assets through its newly formed subsidiary, Met Express, Inc. See Note P to the condensed consolidated financial statements for more information regarding this acquisition.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	29.6	32.3	29.2	33.5
Operating supplies and expenses	6.6	9.1	6.5	9.9
Rent and purchased transportation	25.5	23.1	25.9	22.9
Depreciation	11.2	14.5	11.3	15.1
Insurance and claims	5.4	3.2	5.4	3.4
Other	2.3	2.4	2.7	2.5
Gain on sale or disposal of property	(0.9)	(0.6)	(0.5)	(0.4)
Total operating expenses	79.7	84.0	80.5	86.9
Operating income	20.3	16.0	19.5	13.1
Non-operating (expense) income	(1.6)	1.8	(0.3)	2.9
Interest expense	(1.2)	(1.8)	(1.1)	(1.9)
Income before income taxes	17.5	16.0	18.1	14.1

THREE MONTHS ENDED JUNE 30, 2022 VS. THREE MONTHS ENDED JUNE 30, 2021

During the second quarter of 2022, truckload services revenue, before fuel surcharges, increased 37.4% to $134.7 million as compared to $98.0 million during the second quarter of 2021. The increase in revenue was primarily the result of increases in the average rate per mile charged to our customers and in the average number of trucks in our fleet during the second quarter of 2022 compared to the second quarter of 2021. These increases were partially offset by a decrease in the total number of miles driven per truck for the second quarter of 2022 compared to the second quarter of 2021.

Salaries, wages and benefits decreased from 32.3% of revenues, before fuel surcharges, in the second quarter of 2021 to 29.6% of revenues, before fuel surcharges, during the second quarter of 2022. This percentage-based decrease is primarily a result of the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, maintenance wages, and operations wages with an increase in revenues for the periods compared.

Operating supplies and expenses decreased from 9.1% of revenues, before fuel surcharges, during the second quarter of 2021 to 6.6% of revenues, before fuel surcharges, during the second quarter of 2022. The decrease relates primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel, which was a result of increased fuel surcharge collections from customers. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that, during periods of rising fuel prices, fuel surcharge collections increase, while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner-operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner-operators for their services is reported along with their base rate of pay in the Rent and purchased transportation category. These categorizations have the effect of reducing our net operating supplies and expenses while increasing the Rent and purchased transportation category, as discussed below.

Rent and purchased transportation increased from 23.1% of revenues, before fuel surcharges, during the second quarter of 2021 to 25.5% of revenues, before fuel surcharges, during the second quarter of 2022. The increase was primarily due to an increase in the rates charged by third-party carriers during the second quarter of 2022 compared to the second quarter of 2021. Also contributing to the increase were an increase in the average number of owner-operators under contract from 370 during the second quarter of 2021 to 381 during the second quarter of 2022, as well as an increase in the average rate per mile, including fuel surcharges, paid to owner-operators during the respective periods.

Depreciation decreased from 14.5% of revenues, before fuel surcharges, during the second quarter of 2021 to 11.2% of revenues, before fuel surcharges, during the second quarter of 2022. This percentage-based decrease is primarily a result of the interaction of an increase in operating revenues with the fixed-cost nature of depreciation expense. Due to the fixed-cost nature of depreciation, an increase in operating revenues, before fuel surcharge, without a corresponding proportional increase in depreciation, decreases depreciation expense as a percentage of operating revenues.

Insurance and claims increased from 3.2% of revenues, before fuel surcharges, during the second quarter 2021 to 5.4% of revenues, before fuel surcharges, during the second quarter 2022. This increase as a percentage of revenue, before fuel surcharges, is largely attributable to an increase in litigation reserves due to a preliminary settlement agreement regarding the minimum wage lawsuit discussed in Note L to our condensed consolidated financial statements.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 84.0% for the second quarter of 2021 to 79.7% for the second quarter of 2022.

Non-operating income (expense) decreased from income of 1.8% of revenues, before fuel surcharges, during the second quarter of 2021 to expense of 1.6% of revenues, before fuel surcharges, during the second quarter of 2022. This decrease primarily resulted from the change in the market values of our portfolio of marketable equity securities. The Company recorded a $3.2 million decrease in the market value of our marketable equity securities in non-operating income (expense) during the second quarter of 2022, compared to a $1.6 million increase in the market value of our marketable equity securities during the second quarter of 2021.

SIX MONTHS ENDED JUNE 30, 2022 VS. SIX MONTHS ENDED JUNE 30, 2021

For the six months ended June 30, 2022, truckload services revenue, before fuel surcharges, increased 37.8% to $259.7 million as compared to $188.4 million for the six months ended June 30, 2021. The increase in revenue was primarily the result of an increase in the average rate per mile charged to our customers during the first six months of 2022 compared to first six months of 2021. The increase in rates was partially offset by a decrease in average miles driven per truck for the first six months of 2022 compared to the first six months of 2021.

Salaries, wages and benefits decreased from 33.5% of revenues, before fuel surcharges, in the first six months of 2021 to 29.2% of revenues, before fuel surcharges, during the first six months of 2022. The percentage-based decrease is primarily a result of the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, maintenance wages, and operations wages with an increase in revenues for the periods compared.

Operating supplies and expenses decreased from 9.9% of revenues, before fuel surcharges, during the first six months of 2021 to 6.5% of revenues, before fuel surcharges, during the first six months of 2022. The percentage-based decrease relates primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel, which decreased as a result of increased fuel surcharge collections from customers. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that, during periods of rising fuel prices, fuel surcharge collections increase, while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner-operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner-operators for their services is reported along with their base rate of pay in the rent and purchased transportation category. These categorizations have the effect of reducing our net operating supplies and expenses while increasing the rent and purchased transportation category, as discussed below.

Rent and purchased transportation increased from 22.9% of revenues, before fuel surcharges, during the first six months of 2021 to 25.9% of revenues, before fuel surcharges, during the first six months of 2022. The increase was primarily due an increase in the rates charged by third-party carriers during the first six months of 2022 compared to the first six months of 2021. Also contributing to the increase were an increase in the average number of owner-operators under contract from 369 during the first six months of 2021 to 385 during the first six months of 2022, as well as an increase in the average rate per mile, including fuel surcharges, paid to owner-operators during the respective periods.

Depreciation decreased from 15.1% of revenues, before fuel surcharges, during the first six months of 2021 to 11.3% of revenues, before fuel surcharges, during the first six months of 2022. This decrease is primarily a result of the interaction of an increase in operating revenues with the fixed-cost nature of depreciation expense. Due to the fixed-cost nature of depreciation, an increase in operating revenues, before fuel surcharge, without a corresponding proportional increase in depreciation, decreases depreciation expense as a percentage of operating revenues.

Insurance and claims expense increased from 3.4% of revenues, before fuel surcharges, during the first six months of 2021 to 5.4% of revenues before fuel surcharges, during the first six months of 2022. This increase resulted from an increase in litigation reserves due to a preliminary settlement agreement regarding the minimum wage lawsuit discussed in Note L to our condensed consolidated financial statement and to increases in loss reserves.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 86.9% for the first six months of 2021 to 80.5% for the first six months of 2022.

Non-operating income (expense) decreased from income of 2.9% of revenues, before fuel surcharges, during the first six months of 2021 to expense of 0.3% of revenues, before fuel surcharges, during the first six months of 2022. This decrease primarily resulted from the change in the market values of our portfolio of marketable equity securities. The Company recorded a $2.0 million decrease in the market value of our marketable equity securities in non-operating income (expense) during the first six months of 2022, compared to a $5.8 million increase in the market value of our marketable equity securities during the first six months of 2021.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	4.5	4.6	4.5	4.5
Rent and purchased transportation	79.7	82.7	81.0	83.2
Other	2.0	1.4	1.9	1.4
Total operating expenses	86.2	88.7	87.4	89.1
Operating income	13.8	11.3	12.6	10.9
Non-operating (expense) income	(1.0)	0.8	(0.2)	1.4
Interest expense	(0.7)	(0.9)	(0.7)	(0.9)
Income before income taxes	12.1	11.2	11.7	11.4

THREE MONTHS ENDED JUNE 30, 2022 VS. THREE MONTHS ENDED JUNE 30, 2021

During the second quarter of 2022, logistics and brokerage services revenue, before fuel surcharges, increased 44.3% to $68.0 million as compared to $47.1 million during the second quarter of 2021. The increase relates to an increase in the number of loads serviced and to an increase in the average rates charged to customers during the second quarter of 2022 as compared to the second quarter of 2021.

Rents and purchased transportation decreased from 82.7% of revenues, before fuel surcharges, during the second quarter of 2021 to 79.7% of revenues, before fuel surcharges, during the second quarter of 2022. The decrease resulted from paying third-party carriers a smaller percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 88.7% for the second quarter of 2021 to 86.2% for the second quarter of 2022.

SIX MONTHS ENDED JUNE 30, 2022 VS. SIX MONTHS ENDED JUNE 30, 2021

During the first six months of 2022, logistics and brokerage services revenue, before fuel surcharges, increased 51.4% to $139.2 million as compared to $91.9 million during the first six months of 2021. The increase relates to an increase in the number of loads serviced and in the average rates charged to customers during the first six months of 2022 as compared to the first six months of 2021.

Rents and purchased transportation decreased from 83.2% of revenues, before fuel surcharges, during the first six months of 2021 to 81.0% of revenues, before fuel surcharges, during the first six months of 2022. The decrease resulted from paying third-party carriers a smaller percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 89.1% for the first six months of 2021 to 87.4% for the first six months of 2022.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED JUNE 30, 2022 VS. THREE MONTHS ENDED JUNE 30, 2021

Net income for all divisions was approximately $24.2 million, or 11.9% of revenues, before fuel surcharges for the second quarter of 2022 as compared to net income of $15.3 million, or 10.6% of revenues, before fuel surcharges for the second quarter of 2021. The increase in net income resulted in diluted earnings per share of $1.08 for the second quarter of 2022 as compared to diluted earnings per share of $0.67 for the second quarter of 2021.

SIX MONTHS ENDED JUNE 30, 2022 VS. SIX MONTHS ENDED JUNE 30, 2021

Net income for all divisions was approximately $48.1 million, or 12.1% of revenues, before fuel surcharges for the first six months of 2022 as compared to net income of $27.3 million, or 9.7% of revenues, before fuel surcharges for the first six months of 2021. The increase in net income resulted in a diluted earnings per share of $2.14 for the first six months of 2022 as compared to diluted earnings per share of $1.18 for the first six months of 2021.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, and borrowings under our credit facilities, installment notes, and investment margin account.

During the first six months of 2022, we generated $74.9 million in cash from operating activities. Investing activities used $81.4 million in cash in the first six months of 2022. Financing activities generated $4.6 million in cash in the first six months of 2022.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first six months of 2022, we utilized cash on hand, installment notes, and our line of credit to finance purchases of revenue equipment and other assets of approximately $86.7 million, including the purchase of assets associated with the Metropolitan business acquisition.

We commonly finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 84 months. During the first six months of 2022, the Company’s subsidiary, P.A.M. Transport, Inc., entered into installment obligations totaling approximately $53.8 million, including $35.5 million for the financing of real estate and $18.3 million for the purpose of purchasing revenue equipment and other assets. These obligations are payable in monthly installments.

During the remainder of 2022, we expect to purchase approximately 250 new trucks and 200 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $44.7 million.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future.

During the first six months of 2022, we maintained a revolving line of credit. Amounts outstanding under the line bear interest at LIBOR (determined as of the first day of each month and assuming a floor of 0.50%) plus 1.25% (2.37% at June 30, 2022), are secured by our trade accounts receivable and mature on July 1, 2024. An “unused fee” of 0.25% is charged if average borrowings are less than $18.0 million. At June 30, 2022 outstanding advances on the line of credit were approximately $0.4 million, consisting of letters of credit, with availability to borrow $59.6 million.

Trade accounts receivable increased from $121.9 million at December 31, 2021 to $155.9 million at June 30, 2022. The increase resulted from an increase in freight revenues, which flow through accounts receivable, during the second quarter of 2022 as compared to the fourth quarter of 2021.

Prepaid expenses and deposits decreased from $11.0 million at December 31, 2021 to $9.6 million at June 30, 2022. The decrease relates to the normal amortization of items prepaid as of December 31, 2021.

Revenue equipment increased from $520.8 million at December 31, 2021 to $608.0 million at June 30, 2022. The increase is due to the acquisition of trucks and trailers as part of the acquisition of Metropolitan Trucking during the second quarter of 2022.

Marketable equity securities decreased from $39.4 million at December 31, 2021 to $37.6 million at June 30, 2022. The $1.8 million decrease was due to a decrease in the market value of held marketable equity securities of $1.9 million and the purchase of marketable equity securities with a combined purchase cost of approximately $0.1 million during the first six months of 2022.

Accounts payable increased from $43.3 million at December 31, 2021 to $51.2 million at June 30, 2022. This increase was primarily attributable to an increase in the amount due to third-party carriers as of June 30, 2022.

Accrued expenses and other liabilities increased from $14.1 million at December 31, 2021 to $23.8 million at June 30, 2022. The increase is largely due to accruals of legal reserves during the first six months of 2022.

Long-term debt and current maturities of long term-debt are reviewed on an aggregate basis, as the classification of amounts in each category are typically affected merely by the passage of time. Long-term debt and current maturities of long-term debt, on an aggregate basis, increased from $222.3 million at December 31, 2021 to $249.3 million at June 30, 2022. The increase was primarily related to the financing of certain real estate holdings to generate $35.5 million in available cash during the first three months of 2022 and to the assumption of $12.6 million of installment debt associated with the acquisition of Metropolitan Trucking during the second quarter of 2022.

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

The following sensitivity analyses do not consider the effects that an adverse change may have on the overall economy, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results of changes in prices or rates may differ materially from the hypothetical results described below.

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities decreased to $37.6 million at June 30, 2022 from $39.4 million at December 31, 2021. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $3.7 million. For additional information with respect to the marketable equity securities, see Note D to our condensed consolidated financial statements.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are a defendant in a lawsuit which was filed on August 6, 2021, in the United States District Court for the Western District of Arkansas. The plaintiff is a former driver and is seeking class certification. The complaint alleges failure to pay minimum wage under the Fair Labor Standards Act and the Arkansas Minimum Wage Act, violations of the Electronic Funds Transfer Act (EFTA), violations of the Arkansas Wage Payment Law (discharge pay and unlawful, usurious advance fees), violations of the Arkansas Common Law, and violations of the Racketeer Influenced and Corrupt Organizations Act (RICO).  Should this lawsuit be certified as a class action, to include similarly situated drivers as the plaintiff, the class will seek actual and liquated damages to include court costs and legal fees associated with the lawsuit. The class, if certified, will include any company driver employed from January 1, 2020 through the present and ongoing. A settlement agreement has been reached and is pending court approval. Management has determined that any losses under this claim will not be covered by existing insurance policies.

Item 1A. Risk Factors.

Except as noted below, there have been no material changes to the Company’s risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

A determination that independent contractors are employees could expose us to various liabilities and additional costs.

Federal and state legislation as well as tax and other regulatory authorities often seek to assert that independent contractors in the transportation service industry are employees rather than independent contractors. An example of such legislation enacted in California will now be enforceable with respect to trucking companies following the U.S. Supreme Court’s recent decision not to hear an appeal challenging the legislation. While the Company does not expect the California legislation to have a material impact on its business, there can be no assurance that other interpretations that support the independent contractor status will not change, that other federal or state legislation will not be enacted or that various authorities will not successfully assert a position that re-classifies independent contractors to be employees. If our independent contractors are determined to be our employees, that determination could materially increase our exposure under a variety of federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as our potential liability for employee benefits. In addition, such changes may be applied retroactively, and if so, we may be required to pay additional amounts to compensate for prior periods. Any of the above increased costs would adversely affect our business and operating results.

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

No shares were purchased during the second quarter of 2022.

Exhibit Number	Exhibit Description

2.1

Asset Purchase Agreement by and among Metropolitan Trucking, Inc., Metropolitan Freight Management, Inc., Kiwi Leasing, LLC, Hoya Leasing, LLC, Mangino Holding Corp., Met Express, Inc. and Costar Equipment, Inc., dated June 14, 2022 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on June 17, 2022)*

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

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on May 10, 2022
3.4	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 11, 2007)
3.5	First Amendment to the Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on January 7, 2020)
3.6	Second Amendment to the Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K filed on August 5, 2020)
3.7	Third Amendment to the Amended and restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 10, 2021)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* The disclosure schedules and exhibits referenced in the Asset Purchase Agreement have been omitted pursuant to Item 601(a)(5) of SEC Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted disclosure schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: August 5, 2022	By: /s/ Joseph A. Vitiritto
Joseph A. Vitiritto
President and Chief Executive Officer
(principal executive officer)

Dated: August 5, 2022	By: /s/ Allen W. West
Allen W. West
Vice President-Finance, Chief Financial
Officer, Secretary and Treasurer
(principal accounting and financial officer)