Form 10-Q
period 2022-09-30
PAM TRANSPORTATION SERVICES INC
filed 2022-10-28
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                               Yes  ☐                     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 27, 2022
Common Stock, $.01 Par Value	22,187,063

P.A.M. TRANSPORTATION SERVICES, INC.

Form 10-Q

For the Quarter Ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) (in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$42,807	$18,509
Accounts receivable-net:
Trade, less current estimated credit loss of $5,195 and $4,526, respectively	155,181	121,854
Other	6,580	7,092
Inventories	2,278	1,456
Prepaid expenses and deposits	12,002	10,962
Marketable equity securities	36,002	39,424
Income taxes refundable	733	277
Total current assets	255,583	199,574

Property and equipment:
Land	19,719	19,718
Structures and improvements	35,060	33,534
Revenue equipment	625,639	520,840
Office furniture and equipment	12,677	11,211
Total property and equipment	693,095	585,303
Accumulated depreciation	(233,817)	(201,124)
Net property and equipment	459,278	384,179

Other assets	4,626	3,628

TOTAL ASSETS	$719,487	$587,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,651	$43,381
Accrued expenses and other liabilities	24,760	14,114
Income taxes payable	474	4,364
Current maturities of long-term debt	51,668	49,544
Total current liabilities	131,553	111,403

Long-term debt - less current portion	205,675	172,733
Deferred income taxes	98,938	86,715
Other long-term liabilities	185	420
Total liabilities	436,351	371,271

COMMITMENTS AND CONTINGENCIES (Note L)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 40,000,000 shares authorized; 22,280,187 and 34,574,807 shares issued; 22,187,063 and 22,348,022 shares outstanding at September 30, 2022 and December 31, 2021, respectively	223	234
Additional paid-in capital	40,285	84,472
Treasury stock, at cost; 93,124 and 12,226,785 shares at September 30, 2022 and December 31, 2021, respectively	(2,877)	(169,946)
Retained earnings	245,505	301,350
Total stockholders’ equity	283,136	216,110

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$719,487	$587,381

See notes to condensed consolidated financial statements.

All prior period share and per share data has been retroactively adjusted to reflect the stock splits effective August 16, 2021 and March 29, 2022, respectively.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
OPERATING REVENUES:
Revenue, before fuel surcharge	$216,475	$166,331	$615,303	$446,647
Fuel surcharge	36,155	16,754	93,943	46,559
Total operating revenues	252,630	183,085	709,246	493,206

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	50,847	34,937	133,069	102,173
Operating supplies and expenses	48,071	25,712	123,156	74,375
Rent and purchased transportation	93,501	72,698	273,521	192,387
Depreciation	16,289	12,740	46,647	41,426
Insurance and claims	5,149	3,443	19,281	9,806
Other	4,579	3,008	12,712	8,505
Gain on disposition of equipment	(1,301)	(276)	(2,662)	(962)
Total operating expenses and costs	217,135	152,262	605,724	427,710

OPERATING INCOME	35,495	30,823	103,522	65,496

NON-OPERATING (EXPENSE) INCOME	(1,886)	37	(2,829)	6,853
INTEREST EXPENSE	(1,922)	(1,899)	(5,587)	(6,372)

INCOME BEFORE INCOME TAXES	31,687	28,961	95,106	65,977

FEDERAL AND STATE INCOME TAX EXPENSE:
Current	4,462	2,141	10,193	2,368
Deferred	2,659	5,461	12,223	14,984
Total federal and state income tax expense	7,121	7,602	22,416	17,352

NET INCOME	$24,566	$21,359	$72,690	$48,625

INCOME PER COMMON SHARE:
Basic	$1.10	$0.94	$3.26	$2.13
Diluted	$1.09	$0.93	$3.24	$2.12

AVERAGE COMMON SHARES OUTSTANDING:
Basic	22,263	22,724	22,276	22,842
Diluted	22,440	22,860	22,468	22,962

See notes to condensed consolidated financial statements.

All prior period share and per share data has been retroactively adjusted to reflect the stock splits effective August 16, 2021 and March 29, 2022, respectively.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$72,690	$48,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,647	41,426
Bad debt expense	732	837
Stock compensation-net of excess tax benefits	528	347
Provision for deferred income taxes	12,223	14,984
Recognized loss / (gain) on marketable equity securities	4,340	(5,382)
Gain on sale or disposition of equipment	(2,662)	(962)
Changes in operating assets and liabilities:
Accounts receivable	(22,727)	(27,584)
Prepaid expenses, deposits, inventories, and other assets	(2,983)	1,781
Income taxes payable	(4,346)	455
Trade accounts payable	4,917	1,929
Accrued expenses and other liabilities	10,714	(2,500)
Net cash provided by operating activities	120,073	73,956

INVESTING ACTIVITIES:
Purchases of property and equipment	(42,953)	(15,297)
Acquisition of business, net of cash acquired	(64,317)	-
Proceeds from disposition of equipment	12,568	28,047
Sales of marketable equity securities	-	1,496
Purchases of marketable equity securities, net of return of capital	(918)	(4,302)
Net cash (used in) provided by investing activities	(95,620)	9,944

FINANCING ACTIVITIES:
Borrowings under line of credit	720,879	450,222
Repayments under line of credit	(720,879)	(468,469)
Borrowings of long-term debt	59,849	6,594
Repayments of long-term debt	(53,948)	(42,032)
Borrowings under margin account	948	4,387
Repayments under margin account	(1,127)	(2,536)
Repurchases of common stock	(5,877)	(10,828)
Net cash used in financing activities	(155)	(62,662)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	24,298	21,238

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -Beginning of period	18,509	337

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -End of period	$42,807	$21,575

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,406	$6,425
Income taxes	$14,540	$2,581

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable	$0	$2,282

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2022	22,348	$234	$84,472	$(169,946)	$301,350	$216,110

Net Income	-	-	-	-	23,942	23,942

Stock Split	-	111	(111)	-	-	-

Treasury stock repurchases	(83)	-	-	(3,000)	-	(3,000)

Retirement of Treasury Shares	-	(122)	(44,289)	172,946	(128,535)	-

Stock based compensation	-	-	137	-	-	137

Balance at March 31, 2022	22,265	$223	$40,209	$-	$196,757	$237,189

Net Income	-	-	-	-	24,182	24,182

Exercise of stock awards-shares issued including tax benefits	4	-	-	-	-	-

Stock based compensation	-	-	216	-	-	216

Balance at June 30, 2022	22,269	$223	$40,425	$-	$220,939	$261,587

Net Income	-	-	-	-	24,566	24,566

Restricted stock issued	11	-	-	-	-	-

Restricted stock net settlement	-	-	(315)	-	-	(315)

Stock based compensation	-	-	175	-	-	175

Treasury stock repurchases	(93)	-	-	(2,877)		(2,877)

Balance at September 30, 2022	22,187	$223	$40,285	$(2,877)	$245,505	$283,136

	Common Stock Shares / Amount			Additional Paid-In Capital		Treasury Stock	Retained Earnings	Total

Balance at January 1, 2021	22,912	$117		$84,148		$(159,118)	$224,834	$149,981

Net Income	-	-		-		-	11,949	11,949

Treasury stock repurchases	(12)	-		-		(144)	-	(144)

Stock based compensation	-	-		79		-	-	79

Balance at March 31, 2021	22,900	$117		$84,227		$(159,262)	$236,783	$161,865

Net Income	-	-		-		-	15,317	15,317

Exercise of stock awards-shares issued including tax benefits	3	-		-		-	-	-

Stock based compensation	-	-		174		-	-	174

Balance at June 30, 2021	22,903	$117		$84,401		$(159,262)	$252,100	$177,356

Net Income	-	-		-		-	21,359	21,359

Stock Split	-	117		(117)		-	-	-

Treasury stock repurchases	(570)	-		-		(10,684)	-	(10,684)

Stock based compensation	-	-		95		-	-	95

Balance at September 30, 2021	22,335	$234	(1)	$84,379	(1)	$(169,946)	$273,459	$188,126

See notes to condensed consolidated financial statements.

All prior period share and per share data has been retroactively adjusted to reflect the stock splits effective August 16, 2021 and March 29, 2022, respectively.

(1)	Common stock par value and additional paid-in capital dollar values are not retroactively adjusted for the stock split effective March 29, 2022.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2022

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

The consolidated financial results for the three and nine months ended  September 30, 2022, include the results of our newly formed subsidiaries, Met Express, Inc. and Costar Equipment, Inc., from June 14, 2022, the date of the acquisition of substantially all of the assets and certain liabilities of Metropolitan Trucking, Inc. and its related entities, through  September 30, 2022. All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine-month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

On July 13, 2021 and March 8, 2022, our Board of Directors declared 2-for-1 forward stock splits of the shares of our common stock, each of which was effected in the form of a 100% stock dividend. The stock splits entitled each shareholder of record at the close of business on July 30, 2021 and March 18, 2022, respectively, to receive one additional share of common stock for each share of common stock owned as of that date. The stock splits were paid on August 16, 2021 and March 29, 2022, respectively. Upon the completion of the August 2021 stock split, our outstanding shares increased from approximately 5.7 million shares to approximately 11.4 million shares. Upon the completion of the March 2022 stock split, our outstanding shares increased from approximately 11.1 million shares to approximately 22.2 million shares. All share and per share amounts in this quarterly report on Form 10-Q give effect to these stock splits and have been adjusted retrospectively, where applicable, for all periods presented.

NOTE B: RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, (“ASU 2020-04”), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. ASU 2020-04 is effective as of  March 12, 2020, through  December 31, 2022. The Company has evaluated the provisions of this standard and determined that it is applicable to our line of credit and investment margin account. The London Interbank Offered Rate (“LIBOR”) was the basis for interest charges on outstanding borrowings for our line of credit. During the year 2021, the index for interest charges on the Company’s investment margin accounts was transitioned to the Secured Overnight Financing Rate (“SOFR”). The new index rate did not vary materially from LIBOR at the time of transition. During the third quarter of 2022, the index for interest charges on the Company’s line of credit was transitioned to the Secured Overnight Financing Rate (“SOFR”). The discontinuation of LIBOR did not materially alter any provisions of either of these debt instruments. The adoption of the new guidance did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

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

The following table sets forth market value, cost, and unrealized gains on equity securities as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
	(in thousands)
Fair market value	$36,002	$39,424
Cost	30,092	29,385
Unrealized gain	$5,910	$10,039

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
	(in thousands)
Gross unrealized gains	$9,278	$12,458
Gross unrealized losses	3,368	2,419
Net unrealized gain	$5,910	$10,039

The following table shows the Company’s net realized gains during the three and nine months ending on September 30, 2022 and 2021, respectively, on certain marketable equity securities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)
Sales proceeds	$-	$72	$-	$1,496
Cost of securities sold	-	19	-	560
Realized gain	$-	$53	$-	$936

For the quarter ended September 30, 2022, the Company recognized dividends received of approximately $428,000 in non-operating income in its condensed consolidated statements of operations. For the quarter ended September 30, 2021, the Company recognized dividends received of approximately $335,000 in non-operating income in its condensed consolidated statements of operations.

For the nine months ended September 30, 2022, the Company recognized dividends received of approximately $1,095,000 in non-operating income in its condensed consolidated statements of operations. For the nine months ended September 30, 2021, the Company recognized dividends received of approximately $995,000 in non-operating income in its condensed consolidated statements of operations.

The Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of September 30, 2022, and December 31, 2021, the Company had outstanding borrowings of approximately $1,035,000 and $1,214,000, respectively, under its margin account. Margin account borrowings are used for the purchase of marketable equity securities and as a source of short-term liquidity and are included in accrued expenses and other liabilities on our condensed consolidated balance sheets.

Our marketable equity securities portfolio had a net unrealized pre-tax loss in market value of approximately $2,387,000 during the third quarter of 2022, and a net unrealized pre-tax loss in market value of approximately $456,000 during the third quarter of 2021, which were reported as non-operating income in its condensed consolidated statements of operations for the respective periods.

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

The total grant date fair value of stock vested during the first nine months of 2022 was approximately $269,000. The total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits during the first nine months of 2022, was approximately $528,000 and includes approximately $55,000 recognized as a result of the grant of shares to certain non-employee directors. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.01 during the first nine months of 2022. As of September 30, 2022, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $2,601,000, which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $187,000 in additional compensation expense related to unvested stock awards during the remainder of 2022 and to recognize approximately $649,000, $641,000, $670,000, $343,000, and $111,000 in additional compensation expense related to unvested stock awards during the years 2023, 2024, 2025, 2026, and 2027, respectively.

The total grant date fair value of stock vested during the first nine months of 2021 was approximately $80,000. The total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits during the first nine months of 2021, was approximately $347,000 and includes approximately $80,000 recognized as a result of the grant of 326 shares to each non-employee director. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.02 during the first nine months of 2021. As of September 30, 2021, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1,941,000, which was being amortized on a straight-line basis over the remaining vesting period.

A summary of the status of the Company’s non-vested restricted stock as of September 30, 2022, and changes during the nine months ended September 30, 2022, is as follows:

	Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2022	239,212	$9.25
Granted	34,475	37.18
Canceled/forfeited/expired	-	-
Vested	(24,355)	11.06
Non-vested at September 30, 2022	249,332	$12.93

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands)

Truckload Services revenue	$144,982	67.0	$110,436	66.4	$404,658	65.8	$298,835	66.9
Brokerage and Logistics Services revenue	71,493	33.0	55,895	33.6	210,645	34.2	147,812	33.1
Total revenues	$216,475	100.0	$166,331	100.0	$615,303	100.0	$446,647	100.0

These segment results include of the results of the truckload services and brokerage operations acquired from Metropolitan Trucking, Inc., and related subsidiaries in the business combination discussed in Note P to the condensed consolidated financial statements.

NOTE G: TREASURY STOCK

The Company’s stock repurchase program has been extended and expanded several times, most recently in November 2021, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. As of September 30, 2022, there remain 365,266 shares of common stock authorized for repurchase under this plan.

During the first quarter of 2022, prior to the March 2022 stock split, we retired 12,268,395 shares of our treasury stock. Upon retirement of the treasury shares, we allocated the excess of the repurchase price over the par value of shares acquired to both retained earnings and paid-in capital. The portion allocated to paid-in capital was determined by applying the average paid-in capital per share, and the remaining portion was recorded to retained earnings. There was no effect on the Company’s overall equity position due to the retirement of treasury shares.

The Company accounts for treasury stock using the cost method. As of September 30, 2022, 93,124 shares were held in the treasury at an aggregate cost of approximately $2,877,000.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands, except per share data)

Net income	$24,566	$21,359	$72,690	$48,625

Basic weighted average common shares outstanding	22,263	22,724	22,276	22,842
Dilutive effect of common stock equivalents	177	136	192	120
Diluted weighted average common shares outstanding	22,440	22,860	22,468	22,962

Basic earnings per share	$1.10	$0.94	$3.26	$2.13
Diluted earnings per share	$1.09	$0.93	$3.24	$2.12

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, Accounting for Income Taxes, weighs all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of September 30, 2022, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of September 30, 2022, an adjustment to the Company’s condensed consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the nine months ended September 30, 2022 and 2021, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company’s effective income tax rates were 23.6% and 26.3% for the nine months ended September 30, 2022 and 2021, respectively. Our effective tax rate for the nine months ended September 30, 2022 differs from amounts computed by applying the United States federal statutory rates to pre-tax income primarily due to state income taxes and the tax benefits related to stock compensation.

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

At September 30, 2022, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$36,002	$36,002	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at September 30, 2022 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$257,343	$246,003

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE

During the first nine months of 2022, the Company’s subsidiaries entered into installment obligations totaling approximately $76.8 million, including $35.5 million for the financing of real estate and $41.3 million for the purpose of purchasing revenue equipment and other assets. These obligations are payable in monthly installments and are recorded in long term debt and current maturities on the condensed consolidated balance sheets. The terms of these obligations vary from 60 months for trucks to 120 months for real estate. In addition, during June 2022 the Company’s subsidiaries assumed approximately $12.3 million of installment obligations as part of a business acquisition. The terms of these obligations varied from 1 month to 36 months for trucks acquired and from 24 months to 34 months for trailers acquired.

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

We are a defendant in a lawsuit which was filed on August 6, 2021, in the United States District Court for the Western District of Arkansas. The plaintiff is a former driver and is seeking class certification. The complaint alleges failure to pay minimum wage under the Fair Labor Standards Act and the Arkansas Minimum Wage Act, violations of the Electronic Funds Transfer Act (EFTA), violations of the Arkansas Wage Payment Law (discharge pay and unlawful, usurious advance fees), violations of the Arkansas Common Law, and violations of the Racketeer Influenced and Corrupt Organizations Act (RICO).  Should this lawsuit be certified as a class action, to include similarly situated drivers as the plaintiff, the class will seek actual and liquated damages to include court costs and legal fees associated with the lawsuit. The class, if certified, will include any company driver employed from January 1, 2020 through the present and ongoing. A settlement agreement has been reached and is pending court approval. Management has determined that any losses under this claim will not be covered by existing insurance policies. This settlement has been fully reserved as of September 30, 2022.

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

Right-of-Use Leases

The Company is party to operating leases which include initial terms ranging from three to five years and which do not include an option for early cancellation. In accordance with the provisions of ASC Topic 842, these leases resulted in the recognition of right-of-use assets and corresponding operating lease liabilities, respectively, valued at $0.5 million as of September 30, 2022. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using the Company’s incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable. The right-of-use assets are recorded in other assets, and the lease liability is recorded in accrued expenses and other liabilities and in other long-term liabilities on our condensed consolidated balance sheet. Lease expense is recorded on a straight-line basis over the lease term and is recorded in rent and purchased transportation in our condensed consolidated statements of operations. While these lease agreements may contain provisions to extend after the initial term for an additional five years, the Company is not reasonably certain these extension options will be exercised. Therefore, potential lease payments that might occur under this extension period are not included in amounts recorded in our condensed consolidated balance sheets as of September 30, 2022.

Scheduled amounts and timing of cash flows arising from future right-of-use operating lease payments at September 30, 2022, are:

Maturity of Lease Liabilities	(in thousands)
2022 (remaining)	$84
2023	340
2024	114
2025 and thereafter	-
Total undiscounted operating lease payments	$538
Less: Imputed interest	(14)
Present value of operating lease liabilities	$524

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$524

Current lease liabilities (recorded in other current liabilities)	$339
Long-term lease liabilities (recorded in other long-term liabilities)	185
Total operating lease liabilities	$524

Other Information
Weighted-average remaining lease term for operating leases (years)	1.58
Weighted-average discount rate for operating leases	3.74%

Cash Flows

No new right-of-use assets were recognized as a non-cash asset addition that resulted from new operating lease liabilities during the three and nine months ended September 30, 2022. Cash paid for amounts included in the present value of operating lease liabilities was $0.1 million during the three months ended September 30, 2022 and is included in operating cash flows, within the condensed consolidated statement of cash flows. Cash paid for amounts included in the present value of operating lease liabilities was $0.4 million during the nine months ended September 30, 2022 and is included in operating cash flows, within the condensed consolidated statement of cash flows.

Operating Lease Costs

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)

Long-term	$125	$147	$435	$441
Short-term	627	572	1,732	1,632
Total	$752	$719	$2,167	$2,073

Lease Revenue

The Company's operating lease revenue is disclosed in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)

Leased truck revenue (recorded in revenue, before fuel surcharge)	$2,228	$2,039	$6,519	$5,444
Leased building space revenue (recorded in non-operating income)	99	169	426	506
Total lease revenue	$2,327	$2,208	$6,945	$5,950

The Company leases trucks to owner-operators under operating leases, which generally have a term of up to five years and include options to purchase the truck at the end of the lease. In the event that an independent contractor defaults on their lease, the Company generally leases the truck to another independent contractor.

As of September 30, 2022, the gross carrying value of trucks underlying these leases was $55.2 million and accumulated depreciation was $35.0 million. Depreciation is calculated on a straight-line basis over the estimated useful life of the equipment, down to an estimated salvage value. In most cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed by the manufacturer. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal. During the quarter ended September 30, 2022, the Company incurred $1.6 million of depreciation expense for these assets.

The Company leases dock space to a related party at our Laredo, Texas terminal. The dock space is depreciated in conjunction with the structures and improvements for the entire Laredo terminal on a straight-line basis over the estimated useful life of the assets. Lease income is recorded as a component of non-operating income in our condensed consolidated statements of operations.

Lease Receivables

Future minimum operating lease payments receivable at September 30, 2022:

(in thousands)

2022 (remaining)	$2,085
2023	6,472
2024	3,207
2025	94
2026 and thereafter	-
Total future minimum lease payments receivable	$11,858

NOTE N: EFFECT OF COVID-19 PANDEMIC

The rapid spread of COVID-19 resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, increased border and port controls and closures, and shutdowns. These measures and the public health concerns resulting from the outbreak severely disrupted economic and commercial activity. The resulting impact on domestic and global supply chains caused slowdowns and reduced freight demand for transportation companies such as ours. Because we have a significant concentration of customers within the automotive industry, our freight volumes and revenues were significantly affected by the closure of North American automotive manufacturing facilities beginning in late March of 2020. Our automotive customers resumed operations during the second quarter of 2020 and have not been materially disrupted during 2021 or the first nine months of 2022. Any future delays or interruptions of automotive production and other consumer activity affecting our customers that could result from any future wave of the virus or other similar outbreaks could further adversely affect our business. In addition, the implementation of measures to protect the health and safety of our employees, customers, vendors and the general public, or any state of federal vaccination mandates, may disrupt our ability to efficiently manage personnel and operations and to recruit and retain driver and non-driver personnel, which could have a material adverse effect on our operating results. Further, negative financial results, an economic downturn or uncertainty, or a tightening of credit markets caused by COVID-19 or other similar outbreaks could have a material adverse effect on our liquidity and our ability to effectively meet our short- and long-term financial obligations.

NOTE O: NONCASH INVESTING AND FINANCING ACTIVITIES

The Company financed approximately $16.9 million in equipment purchases during the first nine months of 2022 utilizing noncash financing.

NOTE P: ACQUISITION OF METROPOLITAN TRUCKING

On June 14, 2022, subsidiaries of the Company, Met Express, Inc. and Costar Equipment, Inc. (collectively, the “Buyer”), entered into an Asset Purchase Agreement with Metropolitan Trucking, Inc., and related subsidiaries. Metropolitan Trucking, Inc. was a truckload carrier headquartered in Saddle Brook, New Jersey, providing asset-based dry van truckload transportation services, including local, regional, and dedicated services. The acquisition has been determined to be a business combination.

Pursuant to the Asset Purchase Agreement, the Buyer acquired substantially all the assets and assumed certain specified liabilities of Metropolitan Trucking, Inc., and its related entities (the “Transaction”). The Buyer paid $79.9 million of total consideration, including cash and certain assumed indebtedness of Metropolitan Trucking, Inc., and its related entities. The Transaction closed on June 14, 2022.

Total cash paid of $64.3 million was funded out of the Company’s available cash. The Transaction included the assumption of $12.6 million of indebtedness and $2.9 million of other current liabilities. The Asset Purchase Agreement contains customary representations, warranties, covenants, escrow, and indemnification provisions.

The results of the acquired business have been included in the consolidated financial statements since the date of acquisition and represented 14.1% of consolidated total assets as of September 30, 2022 and represented 9.4% and 4.1% of operating revenue for the three and nine months ended September 30, 2022, respectively. Acquisition related expenses of $0.4 million are included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

Certain information included in this Quarterly Report on Form 10-Q constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to expected future financial and operating results, prospects, plans or events, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, excess capacity in the trucking industry; surplus inventories; recessionary economic cycles and downturns in customers' business cycles; ongoing and potential future economic, business and operational disruptions and uncertainties due to the COVID-19 pandemic, including from any future spikes or outbreaks of the virus, or other public health crises, as well as from the implementation of government actions taken in response to the pandemic; increases or rapid fluctuations in fuel prices, inflation, interest rates, fuel taxes, tolls, and license and registration fees; the resale value of the Company's used equipment and the price of new equipment; increases in compensation for and difficulty in attracting and retaining qualified drivers and owner-operators; increases in insurance premiums and deductible amounts relating to accident, cargo, workers' compensation, health, and other claims; unanticipated increases in the number or amount of claims for which the Company is self-insured; inability of the Company to continue to secure acceptable financing arrangements; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors including reductions in rates resulting from competitive bidding; the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations; our ability to develop and implement suitable information technology systems and prevent failures in or breaches of such systems; the impact of pending or future litigation; general risks associated with doing business in Mexico, including, without limitation, exchange rate fluctuations, inflation, import duties, tariffs, quotas, political and economic instability and terrorism; the potential impact of new laws, regulations or policy, including, without limitation, tariffs, import/export, trade and immigration regulations or policies; a significant reduction in or termination of the Company's trucking service by a key customer; and other factors, including risk factors, included from time to time in filings made by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed above and in company filings might not transpire.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed, and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 67.0% and 66.4% of total revenues, excluding fuel surcharges, for the three months ended September 30, 2022 and 2021, respectively. Truckload services revenues, excluding fuel surcharges, represented 65.8% and 66.9% of total revenues, excluding fuel surcharges, for the nine months ended September 30, 2022 and 2021, respectively. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefits costs, independent broker costs (which we record as purchased transportation), insurance, maintenance and capital equipment costs.

In discussing our results of operations, we use revenue, before fuel surcharge (and fuel expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended September 30, 2022 and 2021, approximately $36.2 million and $16.8 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the nine months ended September 30, 2022 and 2021, approximately $93.9 million and $46.6 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

On July 13, 2021 and March 8, 2022, our Board of Directors declared 2-for-1 forward stock splits of the shares of our common stock, each of which was effected in the form of a 100% stock dividend. The stock splits entitled each shareholder of record at the close of business on July 30, 2021 and March 18, 2022, respectively, to receive one additional share of common stock for each share of common stock owned as of that date. The stock splits were paid on August 16, 2021 and March 29, 2022, respectively. Upon the completion of the August 2021 stock split, our outstanding shares increased from approximately 5.7 million shares to approximately 11.4 million shares. Upon the completion of the March 2022 stock split, our outstanding shares increased from approximately 11.1 million shares to approximately 22.2 million shares. All share and per share amounts in this quarterly report on Form 10-Q give effect to these stock splits and have been adjusted retrospectively, where applicable, for all periods presented. See Note A to the condensed consolidated financial statements for additional information on the stock split.

On June 14, 2022, newly formed subsidiaries of the Company completed the acquisition of substantially all the assets and certain liabilities of Metropolitan Trucking, Inc. and related entities (“Metropolitan”). Metropolitan was a 320-truck dry van truckload carrier, with the East Coast serving as its primary operating territory. The purchase price paid at closing included approximately $15.5 million in assumed debt and $64.3 million paid using available cash balances. The Company is currently operating these assets through its newly formed subsidiary, Met Express, Inc. See Note P to the condensed consolidated financial statements for more information regarding this acquisition.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	32.8	29.2	30.5	31.9
Operating supplies and expenses	8.1	8.0	7.1	9.2
Rent and purchased transportation	25.2	24.3	25.7	23.4
Depreciation	11.0	11.2	11.2	13.7
Insurance and claims	3.5	3.1	4.8	3.3
Other	2.9	2.4	2.7	2.4
Gain on sale or disposal of property	(0.9)	(0.3)	(0.7)	(0.3)
Total operating expenses	82.6	77.9	81.3	83.6
Operating income	17.4	22.1	18.7	16.4
Non-operating (expense) income	(0.9)	0.1	(0.5)	1.9
Interest expense	(1.0)	(1.3)	(1.0)	(1.7)
Income before income taxes	15.5	20.9	17.2	16.6

THREE MONTHS ENDED SEPTEMBER 30, 2022 VS. THREE MONTHS ENDED SEPTEMBER 30, 2021

During the third quarter of 2022, truckload services revenue, before fuel surcharges, increased 31.3% to $145.0 million as compared to $110.4 million during the third quarter of 2021. The increase in revenue was primarily the result of increases in the total number of miles driven during the third quarter of 2022 compared to the third quarter of 2021. The average number of trucks in our fleet during the third quarter of 2022 increased compared to the third quarter of 2021 due to the acquisition of the assets of Metropolitan Trucking, Inc. and to organic fleet growth.

Salaries, wages and benefits increased from 29.2% of revenues, before fuel surcharges, in the third quarter of 2021 to 32.8% of revenues, before fuel surcharges, during the third quarter of 2022. This percentage-based increase is primarily a result of an increase in average driver pay, an increase in the percentage of total miles driven by company drivers in lieu of owner-operators and the organic growth of our driver fleet during the third quarter of 2022, coupled with the addition of employees due to the acquisition of Metropolitan Trucking, Inc. during the second quarter of 2022.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 77.9% for the third quarter of 2021 to 82.6% for the third quarter of 2022.

Non-operating income (expense) decreased from income of 0.1% of revenues, before fuel surcharges, during the third quarter of 2021 to expense of 0.9% of revenues, before fuel surcharges, during the third quarter of 2022. This decrease primarily resulted from the change in the market values of our portfolio of marketable equity securities. The Company recorded a $2.4 million decrease in the market value of our marketable equity securities in non-operating income (expense) during the third quarter of 2022, compared to a $0.5 million decrease in the market value of our marketable equity securities during the third quarter of 2021.

NINE MONTHS ENDED SEPTEMBER 30, 2022 VS. NINE MONTHS ENDED SEPTEMBER 30, 2021

For the nine months ended September 30, 2022, truckload services revenue, before fuel surcharges, increased 35.4% to $404.7 million as compared to $298.8 million for the nine months ended September 30, 2021. The increase in revenue was primarily the result of an increase in the average rate per mile charged to our customers during the first nine months of 2022 compared to first nine months of 2021. Also contributing to the increase was an increase in total miles driven for the first nine months of 2022 compared to the first nine months of 2021.

Salaries, wages and benefits decreased from 31.9% of revenues, before fuel surcharges, in the first nine months of 2021 to 30.5% of revenues, before fuel surcharges, during the first nine months of 2022. The percentage-based decrease is primarily a result of the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, maintenance wages, and operations wages with an increase in revenues for the periods compared.

Operating supplies and expenses decreased from 9.2% of revenues, before fuel surcharges, during the first nine months of 2021 to 7.1% of revenues, before fuel surcharges, during the first nine months of 2022. The percentage-based decrease relates primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel, which decreased as a result of increased fuel surcharge collections from customers. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that, during periods of rising fuel prices, fuel surcharge collections increase, while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner-operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner-operators for their services is reported along with their base rate of pay in the rent and purchased transportation category. These categorizations have the effect of reducing our net operating supplies and expenses while increasing the rent and purchased transportation category, as discussed below.

Rent and purchased transportation increased from 23.4% of revenues, before fuel surcharges, during the first nine months of 2021 to 25.7% of revenues, before fuel surcharges, during the first nine months of 2022. The increase was primarily due an increase in the rates charged by third-party carriers during the first nine months of 2022 compared to the first nine months of 2021. Also contributing to the increase were an increase in the average number of owner-operators under contract from 374 during the first nine months of 2021 to 391 during the first nine months of 2022, as well as an increase in the average rate per mile, including fuel surcharges, paid to owner-operators during the respective periods.

Depreciation decreased from 13.7% of revenues, before fuel surcharges, during the first nine months of 2021 to 11.2% of revenues, before fuel surcharges, during the first nine months of 2022. This decrease is primarily a result of the interaction of an increase in operating revenues with the fixed-cost nature of depreciation expense. Due to the fixed-cost nature of depreciation, an increase in operating revenues, before fuel surcharge, without a corresponding proportional increase in depreciation, decreases depreciation expense as a percentage of operating revenues.

Insurance and claims expense increased from 3.3% of revenues, before fuel surcharges, during the first nine months of 2021 to 4.8% of revenues before fuel surcharges, during the first nine months of 2022. This increase resulted from an increase in litigation reserves due to a preliminary settlement agreement regarding the minimum wage lawsuit discussed in Note L to our condensed consolidated financial statements and to increases in loss reserves.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 83.6% for the first nine months of 2021 to 81.3% for the first nine months of 2022.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	4.6	4.8	4.6	4.6
Rent and purchased transportation	80.4	83.0	81.5	83.5
Other	0.7	0.8	0.8	0.8
Total operating expenses	85.7	88.6	86.9	88.9
Operating income	14.3	11.4	13.1	11.1
Non-operating (expense) income	(0.8)	(0.1)	(0.4)	0.8
Interest expense	(0.6)	(0.7)	(0.6)	(0.8)
Income before income taxes	12.9	10.6	12.1	11.1

THREE MONTHS ENDED SEPTEMBER 30, 2022 VS. THREE MONTHS ENDED SEPTEMBER 30, 2021

During the third quarter of 2022, logistics and brokerage services revenue, before fuel surcharges, increased 27.9% to $71.5 million as compared to $55.9 million during the third quarter of 2021. The increase relates to an increase in the number of loads serviced and to an increase in the average rates charged to customers during the third quarter of 2022 as compared to the third quarter of 2021.

Rents and purchased transportation decreased from 83.0% of revenues, before fuel surcharges, during the third quarter of 2021 to 80.4% of revenues, before fuel surcharges, during the third quarter of 2022. The decrease resulted from paying third-party carriers a smaller percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 88.6% for the third quarter of 2021 to 85.7% for the third quarter of 2022.

NINE MONTHS ENDED SEPTEMBER 30, 2022 VS. NINE MONTHS ENDED SEPTEMBER 30, 2021

During the first nine months of 2022, logistics and brokerage services revenue, before fuel surcharges, increased 42.5% to $210.6 million as compared to $147.8 million during the first nine months of 2021. The increase relates to an increase in the number of loads serviced and in the average rates charged to customers during the first nine months of 2022 as compared to the first nine months of 2021.

Rents and purchased transportation decreased from 83.5% of revenues, before fuel surcharges, during the first nine months of 2021 to 81.5% of revenues, before fuel surcharges, during the first nine months of 2022. The decrease resulted from paying third-party carriers a smaller percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 88.9% for the first nine months of 2021 to 86.9% for the first nine months of 2022.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED SEPTEMBER 30, 2022 VS. THREE MONTHS ENDED SEPTEMBER 30, 2021

Net income for all divisions was approximately $24.6 million, or 11.3% of revenues, before fuel surcharges for the third quarter of 2022 as compared to net income of $21.4 million, or 12.8% of revenues, before fuel surcharges for the third quarter of 2021. The increase in net income resulted in diluted earnings per share of $1.09 for the third quarter of 2022 as compared to diluted earnings per share of $0.93 for the third quarter of 2021.

NINE MONTHS ENDED SEPTEMBER 30, 2022 VS. NINE MONTHS ENDED SEPTEMBER 30, 2021

Net income for all divisions was approximately $72.7 million, or 11.8% of revenues, before fuel surcharges for the first nine months of 2022 as compared to net income of $48.6 million, or 10.9% of revenues, before fuel surcharges for the first nine months of 2021. The increase in net income resulted in a diluted earnings per share of $3.24 for the first nine months of 2022 as compared to diluted earnings per share of $2.12 for the first nine months of 2021.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, and borrowings under our credit facilities, installment notes, and investment margin account.

During the first nine months of 2022, we generated $120.1 million in cash from operating activities. Investing activities used $95.6 million in cash in the first nine months of 2022. Financing activities generated $0.2 million in cash in the first nine months of 2022.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first nine months of 2022, we utilized cash on hand, installment notes, and our line of credit to finance purchases of revenue equipment and other assets of approximately $107.3 million, including the purchase of assets associated with the Metropolitan business acquisition.

We commonly finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 84 months. During the first nine months of 2022, the Company’s subsidiary, P.A.M. Transport, Inc., entered into installment obligations totaling approximately $76.8 million, including $35.5 million for the financing of real estate and $41.3 million for the purpose of purchasing revenue equipment and other assets. These obligations are payable in monthly installments.

During the remainder of 2022, we expect to purchase approximately 130 new trucks and 200 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $20.5 million.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future.

During the first nine months of 2022, we maintained a revolving line of credit. Amounts outstanding under the line bear interest at Term SOFR plus 1.35% (4.33% at September 30, 2022), are secured by our trade accounts receivable and mature on July 1, 2024. An “unused fee” of 0.25% is charged if average borrowings are less than $18.0 million. At September 30, 2022 outstanding advances on the line of credit were approximately $0.4 million, consisting of letters of credit, with availability to borrow $59.6 million.

Trade accounts receivable increased from $121.9 million at December 31, 2021 to $155.2 million at September 30, 2022. The increase resulted from an increase in freight revenues, which flow through accounts receivable, during the third quarter of 2022 as compared to the fourth quarter of 2021.

Prepaid expenses and deposits increased from $11.0 million at December 31, 2021 to $12.0 million at September 30, 2022. The decrease relates to the prepayment of policy renewals during the third quarter of 2022, offset by the normal amortization of items prepaid as of December 31, 2021.

Revenue equipment increased from $520.8 million at December 31, 2021 to $625.6 million at September 30, 2022. The increase is primarily due to the acquisition of trucks and trailers as part of the acquisition of Metropolitan Trucking during the second quarter of 2022.

Marketable equity securities decreased from $39.4 million at December 31, 2021 to $36.0 million at September 30, 2022. The $3.4 million decrease was due to a decrease in the market value of held marketable equity securities of $4.3 million and the purchase of marketable equity securities with a combined purchase cost of approximately $0.9 million during the first nine months of 2022.

Accounts payable increased from $43.4 million at December 31, 2021 to $54.7 million at September 30, 2022. This increase was primarily attributable to an increase in the amount due to third-party carriers as of September 30, 2022.

Accrued expenses and other liabilities increased from $14.1 million at December 31, 2021 to $24.8 million at September 30, 2022. The increase is primarily due to accruals of legal reserves during the first nine months of 2022.

Long-term debt and current maturities of long term-debt are reviewed on an aggregate basis, as the classification of amounts in each category are typically affected merely by the passage of time. Long-term debt and current maturities of long-term debt, on an aggregate basis, increased from $222.3 million at December 31, 2021 to $257.3 million at September 30, 2022. The increase was primarily related to the financing of certain real estate holdings to generate $35.5 million in available cash during the first three months of 2022 and to the assumption of $12.6 million of installment debt associated with the acquisition of Metropolitan Trucking during the second quarter of 2022.

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

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities decreased to $36.0 million at September 30, 2022 from $39.4 million at December 31, 2021. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $3.6 million. For additional information with respect to the marketable equity securities, see Note D to our condensed consolidated financial statements.

Interest Rate Risk

Our line of credit bears interest at a floating rate equal to SOFR plus a fixed percentage. Accordingly, changes in SOFR, which are affected by changes in interest rates, or a change to a new index rate, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $1.0 million of variable rate debt was outstanding under our line of credit for a full fiscal year, a hypothetical 100 basis point increase in SOFR would result in approximately $10,000 of additional interest expense.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s stock repurchase program has been extended and expanded several times, most recently in November 2021, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. Since the reauthorization, the Company has repurchased 176,344 stock-split adjusted shares (including 41,610 pre-split shares) of its common stock under this repurchase program.

The following table summarizes the Company’s common stock repurchases during the third quarter of 2022. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser.”

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1-31, 2022	--	$--	--	458,390
August 1-31, 2022	--	--	--	458,390
September 1-30, 2022	93,124	30.86	93,124	365,266
Total	93,124	$30.86	93,124

(1)	The Company’s stock repurchase program does not have an expiration date.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002)
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

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: October 28, 2022	By: /s/ Joseph A. Vitiritto
Joseph A. Vitiritto
President and Chief Executive Officer
(principal executive officer)

Dated: October 28, 2022	By: /s/ Allen W. West
Allen W. West
Vice President-Finance, Chief Financial
Officer, Secretary and Treasurer
(principal accounting and financial officer)