Form 10-K
period 2022-12-31
PAM TRANSPORTATION SERVICES INC
filed 2023-03-10
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) . ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant computed by reference to the average of the closing bid and ask prices of the common stock as of the last business day of the registrant's most recently completed second quarter was $178,799,006. Solely for the purposes of this response, the registrant has assumed, without admitting for any purpose, that all executive officers and directors of the registrant, and no other persons, are the affiliates of the registrant at that date.

The number of shares outstanding of the registrant’s common stock, as of February 20, 2023: 22,173,734 shares of $.01 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 27, 2023, are incorporated by reference in Part III of this report.

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

P.A.M. TRANSPORTATION SERVICES, INC.

FORM 10-K

For the fiscal year ended December 31, 2022

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

P.A.M. Transportation Services, Inc. is a holding company incorporated under the laws of the State of Delaware in June 1986. We conduct operations and hold assets principally through the following wholly owned subsidiaries: P.A.M. Transport, Inc., Met Express, Inc., Costar Real Estate Holding, Inc., Costar Equipment, Inc., Unmoored Realty, LLC, T.T.X., LLC, P.A.M. Cartage Carriers, LLC, Overdrive Leasing, LLC, Choctaw Express, LLC, Choctaw Brokerage, Inc., Transcend Logistics, Inc., Decker Transport Co., LLC, East Coast Transport and Logistics, LLC, S & L Logistics, Inc., P.A.M. International, Inc, and P.A.M. Mexico Holdings LLC. Our operating authorities are held by P.A.M. Transport, Inc., P.A.M. Cartage Carriers, LLC, Choctaw Express, LLC, Choctaw Brokerage, Inc., T.T.X., LLC, Decker Transport Co., LLC, and East Coast Transport and Logistics, LLC. Effective on January 1, 2010, the operations of most of the Company’s operating subsidiaries were consolidated under the P.A.M. Transport, Inc. name in an effort to more clearly reflect the Company’s scope and available service offerings.

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

Operations

Our operations can generally be classified into truckload services or brokerage and logistics services. This designation is based primarily on the ownership of the asset that performed the freight transportation service. Truckload services are performed by Company divisions that generally utilize Company-owned trucks, long-term contractors, or single-trip contractors to transport loads of freight for customers, while brokerage and logistics services coordinate or facilitate the transport of loads of freight for customers and generally involve the utilization of single-trip contractors. Both our truckload operations and our brokerage and logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. Truckload services operating revenues, before fuel surcharges, represented 66.1%, 67.0% and 76.9% of total operating revenues for the years ended December 31, 2022, 2021 and 2020, respectively. The remaining operating revenues, before fuel surcharge, for the same periods were generated by brokerage and logistics services, representing 33.9%, 33.0% and 23.1%, respectively.

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

While we and most of our customers have returned to normal operations and economic activity continued to increase during 2021 and 2022, we continue to monitor ongoing developments with the COVID-19 pandemic. Any future waves or outbreaks of alternative strains of the virus, including the current spread of the Delta and Omicron variants, could adversely impact our future operations and financial results.

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

The ultimate extent of the impact of any future outbreaks or adverse developments with the pandemic on the Company’s financial and operating results, which could be material, will be determined by the length of time such outbreak continues, its severity, further government regulations imposed in response to the pandemic and the effect of any such outbreak on the economy and transportation demand.

The Company believes we will be able to continue to finance our near-term needs for working capital over the next twelve months, as well as any planned capital expenditures during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources.

Business and Growth Strategy

Our strategy focuses on the following elements:

Providing a Full Suite of Complimentary Truckload Transportation Solutions. Our objective is to provide our customers with a comprehensive solution to their truckload transportation needs. Our array of asset-based service offerings consists of dedicated, expedited, automotive, local, regional, and long-haul truckload services. Our brokerage and logistics solutions offer similar services but utilize third-party equipment to expand available capacity. Our area of service includes the continental United States, Mexico and to a lesser degree Canada.

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

Industry

According to the American Trucking Association’s “American Trucking Trends 2022” report, the trucking industry generated over $875 billion in revenue during 2021 which represented approximately 80% of the total U.S. freight spend. The truckload industry is highly fragmented and is impacted by several economic and business factors, many of which are beyond the control of individual carriers. The state of the economy, coupled with equipment capacity levels, can impact freight rates. Volatility of various operating expenses, such as fuel and insurance, make the predictability of profit levels uncertain. Availability, attraction, retention and compensation of drivers also affect operating costs, as well as equipment utilization. In addition, the capital requirements for equipment, availability of equipment and potential uncertainty of used equipment values, impact the ability of many carriers to expand their operations.

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

Our sales efforts are conducted by a staff of eleven employees who are located in our major markets and supervised from our headquarters. These individuals work to improve profitability by maintaining an even flow of freight traffic (taking into account the balance between originations and destinations in a given geographical area), high utilization, and minimizing movement of empty equipment.

Our five largest customers, for which we provide carrier services covering a number of geographic locations, accounted for approximately 39%, 33% and 35% of our total revenues in 2022, 2021 and 2020, respectively. General Motors Company accounted for approximately 13%, 11% and 15% of our revenues in 2022, 2021 and 2020, respectively. Walmart Inc. accounted for approximately 9%, 9% and 5% of our revenues in 2022, 2021 and 2020, respectively. Fiat Chrysler Automobiles accounted for approximately 6%, 5% and 5% of our revenues in 2022, 2021 and 2020, respectively.

We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. Approximately 31%, 27% and 30% of our revenues were derived from transportation services provided to the automobile industry during 2022, 2021 and 2020, respectively.

Revenue Equipment

At December 31, 2022, we operated a fleet of 2,451 trucks, which included 407 independent contractor trucks. At December 31, 2022, our trailer fleet consisted of 7,784 trailers. Our company-owned trucks and leased trucks are late model, well-maintained, premium trucks, which we believe help to attract and retain drivers, maximize fuel efficiency, promote safe operations, minimize maintenance and repair costs, and improve customer service by minimizing service interruptions caused by breakdowns. The average age of our trucks and trailers as of December 31, 2022 was 2.1 years and 6.6 years, respectively. We evaluate our equipment purchasing decisions based on factors such as initial cost, useful life, warranty terms, expected maintenance costs, fuel economy, driver comfort, customer needs, manufacturer support, and resale value.

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

Human Capital Resources

Overview. At December 31, 2022, we employed 3,395 persons, of whom 2,575 were drivers, 259 were employed in maintenance, 309 were employed in operations, 74 were employed in marketing, 109 were employed in safety and personnel, and 69 were employed in general administration and accounting. A total of 3,379 of our employees were employed on a full-time basis as of December 31, 2022. None of our employees are represented by a collective bargaining unit, and we believe that our employee relations are good.

At December 31, 2022, we also had 407 drivers for independent contractors under contract who were compensated on a per mile basis. Our drivers are paid for an array of services, including calculated miles driven, loading and unloading, additional stops, detention and layovers, among other things.

We contract with independent contractors to supply one or more trucks and drivers for our use. Independent contractors must pay their own truck expenses, fuel, maintenance, insurance, and driver costs. They must meet and operate within our guidelines with respect to safety. We have a lease-purchase program whereby we offer independent contractors the opportunity to lease a truck, with the option to purchase the truck at the end of the lease term. We believe our lease-purchase program has contributed to our ability to attract and retain independent contractors. At December 31, 2022, approximately 288 independent contractors were leasing 428 trucks in this program.

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

In addition to strict application screening and drug testing, before being permitted to operate a vehicle, our drivers must undergo classroom instruction on our policies and procedures, safety techniques as taught by the Smith System of Defensive Driving, and the proper operation of equipment, and must pass both written and road tests. Instruction in defensive driving and safety techniques continues after hiring, with seminars at several of our terminals. At December 31, 2022, we employed 81 persons on a full-time basis in our driver recruiting, training and safety instruction programs.

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

Intense competition in the trucking industry for qualified drivers has resulted in additional expense to recruit and retain an adequate supply of drivers and has had a negative impact on the industry. Our operations have also been impacted and we have occasionally experienced under-utilization and increased expenses due to a shortage of qualified drivers. We place a high priority on the recruitment and retention of an adequate supply of qualified drivers.

Our truck fleet averages 2.1 years old, keeping our drivers safe, comfortable, and on the road. With many dedicated and over-the-road assignments, we allow our drivers to select routes that fit their lifestyles.

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

In December 2011, the FMCSA released new rules regulating HOS that became effective in July 2013. These rules reduced the maximum hours that could be worked in a consecutive seven-day period from 82 to 70, required that a driver take a mandatory thirty-minute break during each consecutive eight hour driving period, and required that a driver take a 34-hour rest period, or restart, that included two periods between 1:00 a.m. and 5:00 a.m. that could only be used one time every seven calendar days.

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

The Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration (“NHTSA”) jointly developed new standards for various vehicles, including heavy duty trucks, that were adopted in August 2011 and cover model years 2014 through 2018. The standard adopted for heavy duty trucks was intended to achieve a reduction in CO2 and fuel consumption ranging from 7% to 20% by model year 2017. In August 2016, the EPA and NHTSA finalized the second phase of these standards which will further reduce greenhouse gas emissions and fuel consumption for heavy duty trucks through model year 2027. In December of 2022, the EPA finalized an additional phase of standards which is intended to reduce nitrous oxide (NOx) emissions to 0.035 grams per horsepower-hour during normal operation, 0.05 grams at low load and 10.0 grams at idle for vehicles with model years 2027 and above. Compliance with these federal and state requirements has increased the cost of our equipment and may further increase the cost of replacement equipment in the future.

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

Our motor carrier operations are subject to additional. environmental laws and regulations, including laws and regulations dealing with the transportation of hazardous materials and other environmental matters, and our operations involve certain inherent environmental risks. These laws and regulations have the effect of increasing the costs, risks and liabilities associated with our applicable operations. If current regulatory requirements become more stringent or new environmental laws and regulations are introduced, we could be required to make significant expenditures or abandon certain activities. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We have instituted programs to monitor and control environmental risks and assure compliance with applicable environmental laws. As part of our safety and risk management program, we periodically perform internal environmental reviews so that we can achieve environmental compliance and avoid environmental risk. We transport a minimal amount of environmentally hazardous substances and, to date, have experienced no significant claims for hazardous materials shipments. If we should fail to comply with applicable regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

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

The transportation industry often experiences significant difficulty in attracting and retaining qualified drivers and independent contractors. This shortage is exacerbated by several factors, including demand from competing industries, such as manufacturing, construction and farming, demand from other transportation companies, and the impact of regulations, including CSA and hours of service rules and other difficulties attracting and training new drivers. Economic conditions affecting operating costs such as fuel, insurance, equipment and maintenance costs can negatively impact the number of qualified independent contractors available to us. We have occasionally experienced under-utilization and increased expenses due to a shortage of qualified drivers. If we are unable to attract drivers or contract with independent contractors when needed, we could be required to further adjust our driver compensation packages, increase driver recruiting efforts, or let trucks sit idle, any of which could adversely affect our growth and profitability.

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

The EPA and the NHTSA jointly developed new standards for various vehicles, including heavy duty trucks, that were adopted in August 2011 and cover model years 2014 through 2018. The standard adopted for heavy duty trucks was intended to achieve a reduction in CO2 and fuel consumption ranging from 7% to 20% by model year 2017. In August 2016, the EPA and NHTSA finalized the second phase of these standards which will further reduce greenhouse gas emissions and fuel consumption for heavy duty trucks through model year 2027. In December of 2022, the EPA finalized an additional phase of standards which is intended to reduce nitrous oxide (NOx) emissions to 0.035 grams per horsepower-hour during normal operation, 0.05 grams at low load and 10.0 grams at idle for vehicles with model years 2027 and above. Compliance with these federal and state requirements has increased the cost of our equipment and may further increase the cost of replacement equipment in the future.

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

The rapid spread of COVID-19 resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, increased border and port controls and closures, and shutdowns. These measures and the public health concerns resulting from the outbreak severely disrupted economic and commercial activity. The resulting impact on domestic and global supply chains caused slowdowns and reduced freight demand for transportation companies such as ours. Because we have a significant concentration of customers within the automotive industry, our freight volumes and revenues were significantly affected by the closure of North American automotive manufacturing facilities beginning in late March of 2020. Our automotive customers resumed operations during the second quarter of 2020 and have not been materially disrupted during 2021 or 2022. Any future delays or interruptions of automotive production and other consumer activity affecting our customers that could result from any future wave of the virus or other similar outbreaks could further adversely affect our business. In addition, the implementation of measures to protect the health and safety of our employees, customers, vendors and the general public, or any state of federal vaccination mandates, may disrupt our ability to efficiently manage personnel and operations and to recruit and retain driver and non-driver personnel, which could have a material adverse effect on our operating results. Further, negative financial results, an economic downturn or uncertainty, or a tightening of credit markets caused by COVID-19 or other similar outbreaks could have a material adverse effect on our liquidity and our ability to effectively meet our short- and long-term financial obligations.

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

A significant portion of our revenue is generated from our major customers. For 2022, our top five customers, based on revenue, accounted for approximately 39% of our revenue. Our largest customer, General Motors Company, accounted for approximately 13% of our revenue. We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. As a result, the concentration of our business within the automobile industry is greater than the concentration in a single customer. Approximately 31% of our revenues for 2022 were derived from transportation services provided to the automobile industry.

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

A substantial number of the employees of our largest customers are members of industrial trade unions and are employed under the terms of collective bargaining agreements. Future labor disputes involving our customers could affect our operations. If the unions and our automotive customers and their suppliers are unable to negotiate new contracts in the future and our customers’ plants experience slowdowns or closures as a result, our revenue and profitability could be negatively impacted. A labor dispute involving another supplier to our customers that results in a slowdown or closure of our customers’ plants to which we provide services could also have a material adverse effect on our business.

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

On April 23, 2021, a decree was published that reforms various laws in Mexico regarding labor outsourcing. Under this new decree, operating companies are no longer able to source their labor resources used to carry out core business functions from service entities or third-party providers and could be subject to the loss of tax deductions and value-added tax credits on payments to outsourced personnel and certain penalties for failing to comply with the new requirements. The passage of this decree did not have a material adverse impact on our business and financial results.

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

Matthew T. Moroun, the Chairman of our Board of Directors, and a trust of which Mr. Moroun is a co-trustee together own approximately 70% of our outstanding common stock. As a result, Mr. Moroun has the power to:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices and primary terminal facilities, which we own, are located in Tontitown, Arkansas. These facilities are located on approximately 54.9 acres and consist of 134,581 square feet of office space and maintenance and storage facilities.

Our subsidiaries lease facilities in Fort Wayne and Indianapolis, Indiana; Bloomsburg, Pennsylvania; Bolingbrook, Illinois; Romulus, Michigan; Memphis, Tennessee; and Monterrey, Mexico. Our terminal facilities in North Little Rock, Arkansas; North Jackson, Ohio; Willard, Ohio; and Irving and Laredo, Texas are owned. The leased facilities are leased primarily on contractual terms typically ranging from one to five years and have provisions for early cancellation if we so choose. As of December 31, 2022, the following table provides a summary of the ownership and types of activities conducted at each location:

Location	Own/ Lease	Dispatch Office	Maintenance Facility	Safety Training
Tontitown, Arkansas	Own	Yes	Yes	Yes
Bloomsburg, Pennsylvania	Lease	Yes	Yes	Yes
Bolingbrook, Illinois	Lease	Yes	No	No
North Little Rock, Arkansas	Own	No	Yes	Yes
Indianapolis, Indiana	Lease	No	Yes	No
Romulus, Michigan	Lease	No	Yes	No
North Jackson, Ohio	Own	Yes	Yes	Yes
Willard, Ohio	Own	Yes	Yes	No
Memphis, Tennessee	Lease	No	Yes	No
Irving, Texas	Own	Yes	Yes	Yes
Laredo, Texas	Own	Yes	Yes	Yes
Monterrey, Mexico	Lease	No	No	No
Fort Wayne, Indiana	Lease	Yes	Yes	No

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

We were named a defendant in a putative class action lawsuit filed on August 6, 2021, in the United States District Court for the Western District of Arkansas. The complaint alleged failure to pay over-the-road drivers minimum wage under the Fair Labor Standards Act and the Arkansas Minimum Wage Act, violations of the Electronic Funds Transfer Act (EFTA), violations of the Arkansas Wage Payment Law (discharge pay and unlawful, usurious advance fees), violations of the Arkansas Common Law, and violations of the Racketeer Influenced and Corrupt Organizations Act (RICO).  We denied liability on all claims.  On August 5, 2022, the parties filed a Joint Motion for Preliminary Approval of a Collective and Class Action Settlement.  On October 7, 2022, the parties submitted to the court an executed Settlement Agreement and Release, to resolve and release all claims asserted in the litigation from January 1, 2020 through July 31, 2022 for $4,750,000. We did not admit liability for any claim. The District Court granted preliminary approval of the settlement on November 14, 2022. Notice of the settlement has been sent to class and collective action members. A final fairness hearing on the settlement is scheduled to be held by the District Court on April 5, 2023. Management has determined that any losses under this claim will not be covered by existing insurance policies.

Item 4. [Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Market under the symbol PTSI. As of February 20, 2023, there were approximately 62 holders of record of our common stock.

Dividends

No dividends were paid during any year subsequent to 2012. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors. Currently, the Company does not intend to pay dividends in the foreseeable future.

Repurchases of Equity Securities by the Issuer

The Company’s stock repurchase program has been extended and expanded several times, most recently in November 2021, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization.

The following table summarizes the Company’s common stock repurchases during the fourth quarter of 2022. No shares were purchased during the quarter other than through the repurchase program described above, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser.”

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
October 1-31, 2022	34,113	$32.90	34,113	331,153
November 1-30, 2022	--	--	--	331,153
December 1-31, 2022	--	--	--	331,153
Total	34,113	$32.90	34,113

(1)	The Company’s stock repurchase program does not have an expiration date.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for a presentation of compensation plans under which equity securities of the Company are authorized for issuance.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of the NASDAQ OMX Index for the NASDAQ Stock Market (U.S. companies) and the NASDAQ OMX Index for the NASDAQ Trucking and Transportation Stocks for the period of five years commencing December 31, 2017 and ending December 31, 2022. The graph assumes that the value of the investment in our common stock and in each index was $100 on December 31, 2017 and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG OUR COMMON STOCK,

THE NASDAQ OMX INDEX FOR THE NASDAQ STOCK MARKET (U.S. COMPANIES)

AND THE NASDAQ TRUCKING AND TRANSPORTATION STOCKS INDEX THROUGH DECEMBER 31, 2022

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0

	2017	2018	2019	2020	2021	2022
PTSI	$100.00	$114.46	$167.62	$142.32	$412.49	$300.90
Nasdaq Stock Market U.S.	$100.00	$94.56	$124.03	$150.41	$189.36	$152.00
Nasdaq Trucking & Transportation Stocks	$100.00	$90.96	$114.55	$149.90	$189.54	$160.39

PTSI — Nasdaq Stock Market U.S. — Nasdaq Trucking & Transportation Stocks

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 66.1%, 67.0% and 76.9% of total revenues, excluding fuel surcharges for the twelve months ended December 31, 2022, 2021 and 2020, respectively.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance and claims, and maintenance and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge (and operating supplies and expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During 2022, 2021 and 2020, approximately $128.1 million, $65.9 million and $47.8 million, respectively, of the Company's total revenue was generated from fuel surcharges. We also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Results of Operations - Truckload Services

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Operating supplies and expenses are shown net of fuel surcharges.

	Years Ended December 31,
	2022	2021	2020
Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	31.3	30.6	35.3
Operating supplies and expenses, net of fuel surcharge	6.8	8.3	10.7
Rent and purchased transportation	26.0	24.3	23.2
Depreciation	11.3	12.5	16.5
Insurance and claims	6.0	4.4	2.6
Other	2.9	2.5	3.6
(Gain) Loss on sale or disposal of property	(0.6)	(0.3)	0.1
Total operating expenses	83.7	82.3	92.0
Operating income	16.3	17.7	8.0
Non-operating income (expense)	0.5	1.9	(0.5)
Interest expense	(1.2)	(1.4)	(2.2)
Income before income taxes	15.6%	18.2%	5.3%

2022 Compared to 2021

For the year ended December 31, 2022, truckload services revenue, before fuel surcharges, increased 25.9% to $540.9 million as compared to $429.6 million for the year ended December 31, 2021. The increase relates primarily to a 13.5% increase in our rate per loaded mile, from $2.58 for the year ended December 31, 2021 to $2.92 for the year ended December 31, 2022 and to a 10.9% increase in loaded miles from 166.8 million for the year ended December 31, 2021 to 185.0 million for the year ended December 31, 2022.

Salaries, wages and benefits increased from 30.6% of revenues, before fuel surcharges, during 2021 to 31.3% of revenues, before fuel surcharges, during 2022. The percentage-based increase relates primarily to the increase in employees combined with a decrease in independent contractors.

Operating supplies and expenses decreased from 8.3% of revenues, before fuel surcharges, during 2021 to 6.8% of revenues, before fuel surcharges, during 2022. The decrease relates primarily to a decrease in the average surcharge-adjusted fuel price paid per gallon of diesel fuel, due to increased fuel surcharge collections from customers for the year ended December 31, 2022 compared to December 31, 2021. The decrease also relates to the interaction of expenses with fixed-cost characteristics, such as rents, driver training schools and operating taxes and licenses.

Rent and purchased transportation increased from 24.3% of revenues, before fuel surcharges, during 2021 to 26.0% of revenues, before fuel surcharges, during 2022. The increase was primarily due to an increase in the rates paid to third-party owner-operators for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Depreciation decreased from 12.5% of revenues, before fuel surcharges, during 2021 to 11.3% of revenues, before fuel surcharges, during 2022. The decrease relates primarily to the interaction of an increase in operating revenues with the fixed-cost nature of depreciation expense.

Insurance and claims increased from 4.4% of revenues, before fuel surcharges, during 2021 to 6.0% of revenues, before fuel surcharges, during 2022. This increase relates primarily to an increase in accident and legal reserves, recognized in 2022 as compared to 2021 and to an increase in the premiums paid for auto liability and cargo insurance.

Non-operating income decreased from 1.9% of revenues, before fuel surcharges, during 2021 to 0.5% of revenues, before fuel surcharges, during 2022. This decrease resulted primarily from a smaller increase in the market value of our marketable equity securities portfolio at December 31, 2022 as compared to December 31, 2021.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased to 83.7% for 2022 from 82.3% for 2021.

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

	Years Ended December 31,
	2022	2021	2020
Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	4.6	4.6	5.0
Rent and purchased transportation	80.8	82.5	86.5
Insurance and claims	0.0	0.0	0.1
Other	1.8	1.6	1.7
Total operating expenses	87.2	88.7	93.3
Operating income	12.8	11.3	6.7
Non-operating income	0.2	1.0	0.0
Interest expense	(0.5)	(0.8)	(1.1)
Income before income taxes	12.5%	11.5%	5.6%

2022 Compared to 2021

For the year ended December 31, 2022, logistics and brokerage services revenues, before fuel surcharges, increased 31.3% to $277.8 million as compared to $211.7 million for the year ended December 31, 2021. The increase was primarily related to a 35.8% increase in the number of loads carried for customers during 2022 as compared to 2021, offset by a 3.5% decrease in revenue per load.

Rent and purchased transportation decreased from 82.5% of revenues, before fuel surcharges, in 2021 to 80.8% of revenues, before fuel surcharges, in 2022. The decrease results from paying third-party carriers a smaller percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved to 87.2% for 2022 from 88.7% for 2021.

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

Results of Operations - Combined Services

2022 Compared to 2021

Income tax expense was approximately $28.3 million in 2022, resulting in an effective rate of 23.8%, as compared to approximately $26.0 million, or an effective tax rate of 25.4% in 2021. The effective tax rate is impacted by the effect of state taxes and other factors.

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of Accounting Standards Codification (“ASC”) 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2022, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of December 31, 2022, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During 2022 and 2021, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2019 and forward remain open to examination in those jurisdictions.

The combined net income for all divisions was $90.7 million, or 11.1% of revenues, before fuel surcharge, for 2022 as compared to the combined net income for all divisions of $76.5 million or 11.9% of revenues, before fuel surcharge, for 2021. Diluted earnings per share increased to $4.04 for the year ended December 31, 2022 from $3.35 for the year ended December 31, 2021.

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

The combined net income for all divisions was $76.5 million, or 11.9% of revenues, before fuel surcharge, for 2021 as compared to the combined net income for all divisions of $17.8 million or 4.1% of revenues, before fuel surcharge, for 2020. Diluted earnings per share increased to $3.35 for the year ended December 31, 2021 from $0.77 for the year ended December 31, 2020.

Liquidity and Capital Resources

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, borrowings under our lines of credit, installment notes and investment margin account, and issuances of equity securities.

During 2022, we generated $168.8 million in cash from operating activities compared to $101.7 million and $67.6 million in 2021 and 2020, respectively. Investing activities used $113.5 million in cash during 2022 compared to generating $9.3 million and using $32.7 million in 2021 and 2020, respectively. The cash used for investing activities relates primarily to the purchase of Metropolitan Trucking, Inc. during the second quarter of 2022, coupled with purchases of revenue equipment such as trucks and trailers. Financing activities generated $0.3 million in cash during 2022 compared to using $92.8 million during 2021 and $34.9 million during 2020. See the Consolidated Statements of Cash Flows in Item 8 of this Report.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing lines of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During 2022 and 2021, we utilized cash on hand, installment notes, and our lines of credit to finance revenue equipment purchases of approximately $82.6 million and $51.9 million, respectively. During 2022, we also utilized $64.3 million of cash for the acquisition of the assets of Metropolitan Trucking, Inc. and related subsidiaries.

We often finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 84 months. At December 31, 2022, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $264.3 million. These installment notes are payable in monthly installments, ranging from 36 monthly installments to 84 monthly installments, at a weighted average interest rate of 3.16%. At December 31, 2021, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $222.3 million. These installment notes were payable in monthly installments, ranging from 36 to 84 months at a weighted average interest rate of 2.81%.

In order to maintain our truck and trailer fleet count, it is often necessary to purchase replacement units and place them in service before trade units are removed from service. The timing of this process often requires the Company to pay for new units without any reduction in price for trade units. In this situation, the Company later receives payment for the trade units as they are delivered to the equipment vendor and have passed vendor inspection. During the twelve months ended December 31, 2022 and 2021, the Company received approximately $0.0 million and $22.4 million, respectively, for units delivered for trade.

During 2022, we maintained a revolving line of credit with a borrowing limit of $60.0 million. Under this credit facility, amounts outstanding under the line bear interest at Term SOFR plus 1.35% (5.65% at December 31, 2022), are secured by our trade accounts receivable and mature on July 1, 2024. The credit facility also establishes an “unused fee” of 0.25% if average borrowings are less than $18.0 million. At December 31, 2022 outstanding advances on the line of credit were approximately $0.4 million, including approximately $0.3 million in letters of credit, with availability to borrow $59.6 million.

In February 2022, we borrowed $35.5 million under a term loan secured by our real estate. This term loan bears interest at a fixed rate of 3.62%, with principal and interest payable monthly, and matures on March 1, 2032. The loan is secured by mortgages and assignments of rents on the Company’s principal office and four terminal locations.

Trade accounts receivable increased from $121.9 million at December 31, 2021 to $134.7 million at December 31, 2022. The increase relates to a general increase in freight revenue and fuel surcharge revenue, which flows through the accounts receivable account, during the fourth quarter of 2022 as compared to the freight revenue and fuel surcharge revenue generated during the fourth quarter of 2021.

Marketable equity securities at December 31, 2022 increased approximately $2.3 million as compared to December 31, 2021. The increase resulted from purchases of marketable equity securities of approximately $1.2 million and an increase in the market value of the portfolio of approximately $1.1 million. At December 31, 2022, the remaining marketable equity securities have a combined cost basis of approximately $30.3 million and a combined fair market value of approximately $41.7 million. The Company has developed a strategy to invest in securities from which it expects to receive dividends that qualify for favorable tax treatment, as well as appreciate in value. During 2022, the Company received dividends of approximately $1.5 million. The holding term of these securities depends largely on the general economic environment, the equity markets, borrowing rates, and the Company's cash requirements.

Revenue equipment at December 31, 2022, which generally consists of trucks, trailers, and revenue equipment accessories such as satellite tracking units and auxiliary power units, increased approximately $116.7 million as compared to December 31, 2021. The increase relates primarily to the purchase of assets from Metropolitan Trucking, Inc. and related subsidiaries, and the purchase of new replacement trucks.

Accounts payable increased from $43.4 million at December 31, 2021 to $48.9 million at December 31, 2022. This increase was primarily attributable to the increase in amounts accrued for commissions and parts at the end of 2022. Accounts payable accruals can vary significantly at the end of each reporting period depending on the timing of the actual date of payment in relation to the last day of the reporting period.

Accrued expenses and other liabilities increased from $14.1 million at December 31, 2021 to $34.2 million at December 31, 2022. The increase was primarily related to claims accruals.

Current maturities of long term-debt and long-term debt fluctuations are reviewed on an aggregate basis as the classification of amounts in each category are typically affected merely by the passage of time. Current maturities of long-term debt and long-term debt, on an aggregate basis, at December 31, 2022, increased approximately $42.0 million as compared to December 31, 2021. The increase relates primarily to the financing of real estate and note financing for the purchase of assets from Metropolitan Trucking, Inc. and of new equipment during 2022.

For 2023, we expect to purchase 680 new trucks and 1,000 trailers while continuing to sell or trade equipment that has reached the end of its life cycle, which we expect to result in net capital expenditures of approximately $124.3 million. Management believes we will be able to finance our existing needs for working capital over the next twelve months, as well as acquisitions of revenue equipment and any other asset acquisitions or capital transactions during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our anticipated future cash flows and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Inflation

Inflation has an impact on most of our operating costs. Over the past three years, the effect of inflation has been significant. If the current rate of inflation persists, inflation, coupled with supply chain issues and international events could continue to result in increased costs for drivers, employee wages, equipment, fuel and other costs.

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

Claims accruals. The Company is self-insured for health and workers' compensation benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred but not reported (IBNR) claims. IBNR claims are estimated using historical lag information and other data either provided by outside claims administrators or developed internally. Actual claims payments may differ from management’s estimates as a result of a number of factors, including evaluation of severity, increases in legal or medical costs, and other case-specific factors. The actual claims payments are charged against the Company’s recorded accrued claims liabilities and have been historically reasonable with respect to the estimates of the liabilities made under the Company’s methodology. However, the estimation process is generally subjective, and to the extent that future actual results materially differ from original estimates made by management, adjustments to recorded accruals may be necessary which could have a material effect on the Company’s consolidated financial statements. Based upon our 2022 health and workers' compensation expenses, a 10% increase in both claims incurred and IBNR claims would increase our annual health and workers' compensation expenses by approximately $0.6 million.

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

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities increased to $41.7 million at December 31, 2022 from $39.4 million at December 31, 2021. The increase resulted from purchases of marketable equity securities of approximately $1.2 million and an increase in market value of the portfolio of approximately $1.1 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $4.2 million. For additional information with respect to the marketable equity securities, see “Item 8. Financial Statements and Supplementary Data, Note 4 to the Consolidated Financial Statements – Marketable Equity Securities.”

Interest Rate Risk

Our line of credit bears interest at a floating rate equal to Term SOFR plus a fixed percentage. Accordingly, changes in Term SOFR, which are affected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $18.0 million of variable rate debt was outstanding under our line of credit for a full fiscal year, a hypothetical 100 basis point increase in LIBOR would result in approximately $180,000 of additional interest expense.

Commodity Price Risk

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our 2022 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by approximately $9.7 million.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk related to the activities of our branch office located in Mexico. Currently, we do not hedge our exchange rate exposure through any currency forward contracts, currency options, or currency swaps as all of our revenues, and substantially all of our expenses and capital expenditures are transacted in U.S. dollars. However, certain operating expenditures and capital purchases related to our Mexico branch office are incurred within or exposed to fluctuations in the exchange rate between the U.S. dollar and the Mexican peso. Based on 2022 expenditures denominated in pesos, a 10% decrease in the exchange rate would increase our annual operating expenses by approximately $0.6 million. Foreign currency exchange rates did not have a material impact to our financial condition, results of operations or cash flows for the years ended December 31, 2022 or 2021.

Item 8. Financial Statements and Supplementary Data.

The following statements are filed with this report:

Report of Independent Registered Public Accounting Firm – Grant Thornton LLP (PCAOB ID Number 248)

Consolidated Balance Sheets - December 31, 2022 and 2021

Consolidated Statements of Operations - Years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Comprehensive Income - Years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows - Years ended December 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

P.A.M. Transportation Services, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes  (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 10, 2023 expressed an unqualified opinion.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/S/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Tulsa, Oklahoma
March 10, 2022

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2022 AND 2021 (in thousands, except share and per share data)

	2022	2021
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$74,087	$18,509
Accounts receivable—net:
Trade, less current estimated credit loss of $5,381 and $4,526, respectively	134,739	121,854
Other	6,263	7,092
Inventories	2,570	1,456
Prepaid expenses and deposits	15,729	10,962
Marketable equity securities	41,728	39,424
Income taxes refundable	5,650	277

Total current assets	280,766	199,574

PROPERTY AND EQUIPMENT:
Land	19,718	19,718
Structures and improvements	35,534	33,534
Revenue equipment	637,510	520,840
Office furniture and equipment	13,157	11,211

Total property and equipment	705,919	585,303

Accumulated depreciation	(242,324)	(201,124)

Net property and equipment	463,595	384,179

OTHER ASSETS	4,801	3,628

TOTAL ASSETS	$749,162	$587,381

(Continued)

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2022 AND 2021 (in thousands, except share and per share data)

	2022	2021
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$48,917	$43,381
Accrued expenses and other liabilities	34,233	14,114
Income taxes payable	-	4,364
Current maturities of long-term debt	58,815	49,544

Total current liabilities	141,965	111,403

Long-term debt—less current portion	205,466	172,733
Deferred income taxes	101,445	86,715
Other long-term liabilities	103	420

Total liabilities	448,979	371,271

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 50,000,000 shares authorized; 22,293,687 and 34,574,807 shares issued; 22,166,450 and 22,348,022 shares outstanding at December 31, 2022 and 2021, respectively	223	234
Additional paid-in capital	40,472	84,472
Accumulated Other Comprehensive Income	-	-
Treasury stock, at cost; 127,237 and 12,226,785 shares at December 31, 2022 and 2021, respectively	(4,000)	(169,946)
Retained earnings	263,488	301,350

Total stockholders’ equity	300,183	216,110

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$749,162	$587,381

(Concluded)

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020 (in thousands, except per share data)

	2022	2021	2020
OPERATING REVENUES:
Revenue, before fuel surcharge	$818,751	$641,253	$438,987
Fuel surcharge	128,111	65,867	47,838

Total operating revenues	946,862	707,120	486,825

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	181,918	141,019	124,098
Operating supplies and expenses	166,005	102,228	84,275
Rents and purchased transportation	364,971	279,016	165,984
Depreciation	62,806	55,012	56,168
Insurance and claims	32,516	18,792	8,866
Other	18,128	12,294	13,138
(Gain) loss on disposition of equipment	(3,250)	(1,446)	373

Total operating expenses and costs	823,094	606,915	452,902

OPERATING INCOME	123,768	100,205	33,923

NON-OPERATING INCOME (EXPENSE)	3,168	10,339	(1,699)
INTEREST EXPENSE	(7,929)	(8,039)	(8,815)

INCOME BEFORE INCOME TAXES	119,007	102,505	23,409

FEDERAL & STATE INCOME TAX EXPENSE:
Current	13,794	8,157	220
Deferred	14,541	17,832	5,362

Total federal & state income tax expense	28,335	25,989	5,582

NET INCOME	$90,672	$76,516	$17,827

EARNINGS PER COMMON SHARE:
Basic	$4.08	$3.37	$0.77
Diluted	$4.04	$3.35	$0.77

AVERAGE COMMON SHARES OUTSTANDING:
Basic	22,246	22,715	23,008
Diluted	22,436	22,864	23,072

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020 (in thousands, except per share data)

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

BALANCE— January 1, 2020	22,996	$117	$83,688	$(156,837)	$207,007	$133,975

Net income					17,827	17,827
Restricted stock issued	160
Treasury stock repurchases	(244)			(2,281)		(2,281)
Share-based compensation			460			460

BALANCE— December 31, 2020	22,912	$117	$84,148	$(159,118)	$224,834	$149,981

Net income					76,516	76,516
Stock Split		117	(117)
Restricted stock issued	18
Treasury stock repurchases	(582)			(10,828)		(10,828)
Share-based compensation			441			441

BALANCE— December 31, 2021	22,348	$234	$84,472	$(169,946)	$301,350	$216,110

Net income					90,672	90,672
Stock Split		112	(111)			1
Restricted stock issued	29
Treasury stock repurchases	(211)			(7,000)		(7,000)
Treasury stock retired		(123)	(44,289)	172,946	(128,534)
Restricted stock net settlement			(315)			(315)
Share-based compensation			715			715

BALANCE— December 31, 2022	22,166	$223	$40,472	$(4,000)	$263,488	$300,183

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020 (in thousands)

	2022	2021	2020
OPERATING ACTIVITIES:
Net income	$90,672	$76,516	$17,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	62,806	55,012	56,168
Bad debt expense	917	1,044	530
Stock compensation—net of excess tax benefits	715	441	460
Provision for deferred income taxes	14,541	17,832	5,362
Recognized (gain) loss on marketable equity securities	(1,129)	(8,197)	3,463
(Gain) loss on sale or disposal of equipment	(3,250)	(1,446)	373
Changes in operating assets and liabilities:
Accounts receivable	(2,152)	(47,132)	(17,835)
Prepaid expenses, deposits, inventories, and other assets	(7,257)	(865)	(1,780)
Income taxes refundable	(5,373)	591	(60)
Income taxes payable	(4,364)	4,364	-
Trade accounts payable	2,198	5,945	20,880
Accrued expenses and other liabilities	20,491	(2,365)	(17,798)
Net cash provided by operating activities	168,815	101,740	67,590

INVESTING ACTIVITIES:
Purchases of property and equipment	(65,441)	(19,144)	(48,226)
Purchase of a business, net of cash acquired	(64,317)	-	-
Proceeds from disposition of equipment	17,406	31,680	17,418
Sales of marketable equity securities	-	3,109	2,039
Purchases of marketable equity securities, net of return of capital	(1,175)	(6,395)	(3,923)
Net cash (used in) provided by investing activities	(113,527)	9,250	(32,692)

FINANCING ACTIVITIES:
Borrowings under line of credit	945,610	654,212	517,668
Repayments under line of credit	(945,610)	(672,458)	(516,468)
Borrowings of long-term debt	74,925	21,408	26,837
Repayments of long-term debt	(67,335)	(75,115)	(64,411)
Borrowings under margin account	1,229	6,510	7,068
Repayments under margin account	(1,529)	(16,547)	(3,292)
Repurchases of treasury stock	(7,000)	(10,828)	(2,281)
Net cash provided by (used in) financing activities	290	(92,818)	(34,879)

NET INCREASE IN CASH AND CASH EQUIVALENTS	55,578	18,172	19

CASH AND CASH EQUIVALENTS—Beginning of year	18,509	337	318
CASH AND CASH EQUIVALENTS—End of year	$74,087	$18,509	$337

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid during the period for:
Interest	$7,842	$8,144	$8,798
Income taxes	$23,342	$3,870	$281

NON-CASH INVESTING AND FINANCING ACTIVITIES—
Purchases of revenue equipment included in accounts payable	$431	$383	$9,050

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

1.	ACCOUNTING POLICIES

Description of Business and Principles of Consolidation– P.A.M. Transportation Services, Inc. (the “Company”), through its subsidiaries, operates as a truckload transportation and logistics company.

The consolidated financial statements include the accounts of the Company and its wholly owned operating subsidiaries: P.A.M. Transport, Inc., P.A.M. Cartage Carriers, LLC, Met Express, Inc., Costar Equipment, Inc., Overdrive Leasing, LLC, Choctaw Express, LLC, Decker Transport Co., LLC, T.T.X., LLC, Transcend Logistics, Inc., and East Coast Transport and Logistics, LLC. The following subsidiaries were inactive during all periods presented: P.A.M. International, Inc., Choctaw Brokerage, Inc., S & L Logistics, Inc. and P.A.M. Mexico Holdings, LLC.

Use of Estimates– The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. The Company periodically reviews these estimates and assumptions. The most significant estimates that affect our financial statements are accrued liabilities for insurance claims, legal reserves, and useful lives and salvage values for property and equipment. The Company's estimates were based on its historical experience and various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents– The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At times cash held at banks may exceed FDIC insured limits.

Accounts Receivable and Current Expected Credit Losses– Accounts receivable are presented in the Company’s consolidated financial statements net of current expected credit losses. Management estimates current expected credit losses based upon an evaluation of the aging of our customer receivables and historical write-offs, as well as other trends and factors surrounding the credit risk of specific customers. The Company continually updates the history it uses to make these estimates so as to reflect the most recent trends, factors and other information available. In order to gather information regarding these trends and factors, the Company also performs ongoing credit evaluations of its customers. Customer receivables are considered to be past due when payment has not been received by the invoice due date. Write-offs occur when management determines an account to be uncollectible and could differ from the current expected credit losses estimate as a result of a number of factors, including unanticipated changes in the overall economic environment or factors and risks surrounding a particular customer. Management believes its methodology for estimating current expected credit losses to be reliable and consistent with prior periods. However, additional credit losses may be incurred if the financial condition of our customers were to deteriorate and could have a material effect on the Company’s consolidated financial statements in future periods.

Bank Overdrafts– The Company classifies bank overdrafts in current liabilities as accounts payable. Bank overdrafts generally represent checks written in excess of available cash that have not yet cleared the Company’s bank accounts. The majority of the Company’s bank accounts are zero balance accounts that are funded at the time items clear against the account by drawings against a line of credit; therefore, the outstanding checks represent bank overdrafts. Because the recipients of these checks have generally not yet received payment, the Company continues to classify bank overdrafts as accounts payable. Bank overdrafts are classified as changes in accounts payable in the cash flows from operating activities section of the Company’s Consolidated Statement of Cash Flows. There were no bank overdrafts as of December 31, 2022 or 2021.

Accounts Receivable Other– The components of accounts receivable other consist primarily of amounts representing company driver advances, independent contractor advances, and equipment manufacturer warranties. Advances receivable from company drivers as of December 31, 2022 and 2021, were approximately $135,000 and $43,000, respectively. Accounts receivable from independent contractors as of December 31, 2022 and 2021, were approximately $1,379,000 and $1,037,000, respectively. Independent contractors are allowed to purchase items such as fuel, repairs and tolls on Company accounts in order to share in favorable pricing negotiated by the Company. Independent contractors and trip lease carriers are also allowed to receive advances for a portion of the revenue that they expect to receive for loads that they transport for the Company.

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

Impairment of Long-Lived Assets– The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the long-lived asset is not recoverable, and it exceeds its fair value. For long-lived assets classified as held and used, if the carrying value of the long-lived asset exceeds the sum of the future net undiscounted cash flows, it is not recoverable. No impairment losses were recorded during 2022 or 2021.

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

The Company’s management periodically evaluates whether changes to estimated useful lives and/or salvage values are necessary to ensure its estimates accurately reflect the economic use of the assets. During 2022, management determined that no material adjustments to the estimated useful lives or salvage values of trucks or trailers were necessary based on such an evaluation.

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

Advertising Expense– Advertising costs are expensed as incurred and totaled approximately $2,101,000, $1,154,000 and $1,102,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2022 and 2021, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

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

Earnings Per Share– The Company computes basic earnings per share (“EPS”) by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the potential dilution that could occur from stock-based awards and other stock-based commitments using the treasury stock or the as if converted methods, as applicable. The difference between the Company's weighted-average shares outstanding and diluted shares outstanding is due to the dilutive effect of common stock equivalents for all periods presented. See Note 14 – Earnings per Share for more information regarding the computation of diluted EPS.

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

Reportable Segments– The Company's operations are all in the motor carrier segment and are aggregated into a single reportable segment in accordance with the aggregation criteria under United States generally accepted accounting principles (“GAAP”). The Company provides truckload transportation services as well as brokerage and logistics services to customers throughout the United States and portions of Canada and Mexico. Truckload transportation services revenues, excluding fuel surcharges, represented 66.0%, 67.0% and 76.9% of total revenues, excluding fuel surcharges, for the twelve months ended December 31, 2022, 2021 and 2020, respectively. Remaining revenues, excluding fuel surcharges, for each respective year were generated by brokerage and logistics services.

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

Business Combinations– The purchase price of an acquired businesses, or the purchase of substantially all of the assets of a business, is allocated to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The calculation of the fair value of assets acquired, liabilities assumed and the potential value of any intangible assets involves many factors, some of which require estimates and judgement. In certain cases, valuation specialists may be engaged to assist in the determination of the fair value calculations. During 2022, we engaged valuation specialists to assist us in fair value determination for our acquisition of substantially all of the assets of Metropolitan Trucking, Inc. and related entities.

Recent Accounting Pronouncements– In  March 2020, the FASB issued Accounting Standards Update No. 2020-04, (“ASU 2020-04”), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 was issued to provide optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. ASU 2020-04 is effective as of  March 12, 2020 through  December 31, 2022. The adoption of this guidance on  January 1, 2022 did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

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

In fulfilling the Company’s obligation to transport freight from a specified origin to a specified destination, control of freight is transferred to the Company at the point it has been loaded into the driver’s trailer, the doors are sealed and the driver has signed a bill of lading, which is the basic transportation agreement that establishes the nature, quantity and condition of the freight loaded, responsibility for invoice payment, and pickup and delivery locations. The Company’s revenue is generated, and our customer receives benefit, as the freight progresses towards delivery locations. In the event the Company’s customer cancels the shipment at some point prior to the final delivery location and re-consigns the shipment to an alternate delivery location, the Company is entitled to receive payment for services performed for the partial shipment. Shipments are generally conducted over a relatively short time span, generally one to three days; however, freight is sometimes stored temporarily in our trailer at one of our drop yard locations or at a location designated by a customer. The Company’s revenue is categorized as either Freight Revenue or Fuel Surcharge Revenue, and both are earned by performing the same freight transportation services, as discussed further below.

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

The Company's receivables result primarily from the sale of transportation and logistics services. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Accounts receivable, which consist of both billed and unbilled receivables, are presented net of current estimated credit losses. Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectability. Accounts receivable balances consist of the following components as of December 31, 2022 and 2021:

	2022	2021
	(in thousands)

Billed	$119,552	$105,992
Unbilled	20,568	20,388
Current estimated credit losses	(5,381)	(4,526)

Total accounts receivable—net	$134,739	$121,854

An analysis of changes in current estimated credit losses for the years ended December 31, 2022, 2021, and 2020 follows:

	2022	2021	2020
	(in thousands)

Balance—beginning of year	$4,526	$3,482	$2,952
Provision for bad debts	917	1,044	530
Charge-offs	(62)	-	-
Recoveries	-	-	-
Balance—end of year	$5,381	$4,526	$3,482

4.	MARKETABLE EQUITY SECURITIES

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

The following table sets forth cost, market value and unrealized gain on equity securities classified as available-for-sale as of December 31, 2022 and 2021.

	2022	2021
	(in thousands)
Available-for-sale securities:
Fair market value	$41,728	$39,424
Cost	30,350	29,385
Unrealized gain	$11,378	$10,039

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of December 31, 2022 and 2021.

	2022	2021
	(in thousands)
Available-for-sale securities:
Gross unrealized gains	$13,478	$12,458
Gross unrealized losses	2,100	2,419
Net unrealized gains	$11,378	$10,039

For the years ended December 31, 2022, 2021 and 2020, the Company recognized dividends of approximately $1,539,000, $1,448,000, and $1,266,000 in non-operating income in its consolidated statements of operations, respectively.

The following table shows the Company’s net realized (losses) gains during 2022, 2021 and 2020 on certain marketable equity securities.

	2022	2021	2020
	(in thousands)
Realized (losses) gains:
Sale proceeds	$-	$3,109	$2,039
Cost of securities sold	-	3,199	2,216

Realized (losses) / gains	$-	$(90)	$(177)

At December 31, 2022, the Company’s investments’ approximate fair value of securities in a loss position and related gross unrealized losses were $7,875,000 and $2,100,000, respectively. At December 31, 2021, the Company’s investments’ approximate fair value of securities in a loss position and related gross unrealized losses were $7,373,000 and $2,419,000, respectively.

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of December 31, 2022 and 2021, the Company had outstanding borrowings of $914,000 and $1,214,000 under its margin account, respectively, which is reflected in accrued expenses. The interest rates on margin account borrowings were 4.92% and 0.68% as of December 31, 2022 and 2021, respectively.

5.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at December 31 are summarized as follows:

	2022	2021
	(in thousands)

Payroll	$1,995	$1,529
Accrued vacation	983	877
Taxes—other than income	3,369	2,674
Interest	283	196
Driver escrows	1,271	1,643
Margin account borrowings	914	1,214
Self-insurance claims and legal reserves	22,709	5,437
Current portion of Right-of-Use liability	340	544
Other liabilities	2,369	-

Total accrued expenses and other liabilities	$34,233	$14,114

The Company’s accounts payable of $48,917,000 includes $431,000 in payables for purchases of revenue equipment.

6.	CLAIMS LIABILITIES

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

The Company maintains workers’ compensation coverage in Arkansas, Florida, Ohio, Oklahoma, and Mississippi with a $0.5 million self-insured retention and a $0.5 million per occurrence excess policy. The Company has elected to opt out of workers’ compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan. The Company has accrued for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers’ compensation claims. Letters of credit aggregating approximately $0.3 million and certificates of deposit totaling $0.3 million are held by banks as security for workers’ compensation claims. The Company self-insures for employee health claims with a stop loss of $0.4 million per covered employee per year and estimates its liability for claims outstanding and claims incurred but not reported. See Note 5 – Accrued Expenses and Other Liabilities for additional information regarding self-insurance claims liabilities.

7.	LONG-TERM DEBT

Long-term debt at December 31, consists of the following:

	2022	2021
	(in thousands)
Line of credit with a bank—due July 1, 2024, and collateralized by accounts receivable (1)	-	-
Equipment financing (2)	216,875	206,539
Real estate financing (3)	47,406	15,738
Total long-term debt	264,281	222,277
Less current maturities	(58,815)	(49,544)

Long-term debt—net of current maturities	$205,466	$172,733

(1)

Line of credit agreement with a bank provides for maximum borrowings of $60.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of Term SOFR as of the first day of the month plus 1.35%, (5.65% at December 31, 2022) and are secured by our trade accounts receivable. An “unused fee” of 0.25% is charged if average daily borrowings are less than $18.0 million in a given month. Monthly payments of interest are required under this agreement. Also, under the terms of the agreement the Company must maintain a debt to adjusted EBITDA (earnings before interest, taxes, depreciation, and amortization, excluding gains/losses on equity securities and extraordinary items) ratio of less than 4.00:1. The Company was in compliance with all provisions under this agreement throughout 2022. At December 31, 2022, outstanding advances on the line were approximately $0.4 million, including letters of credit totaling $0.3 million, with availability to borrow $59.6 million. At December 31, 2021, outstanding advances on the line were approximately $0.4 million, including letters of credit totaling $0.3 million.

(2)

Equipment financings consist of installment obligations for revenue equipment purchases, payable in various monthly installments with various maturity dates through March 2028, at a weighted average interest rate of 3.16% as of December 31, 2022 and collateralized by revenue equipment.

(3)

Real estate financing consisting of an installment obligation for the purchase of real estate in Laredo, TX, payable in 120 installments at an interest rate of 3.02% and maturing in August 2030, and an installment obligation for the financing of various company-owned terminals and office buildings payable in 120 installments at an interest rate of 3.62% and maturing in March 2032. These obligations are collateralized by the underlying real estate and any rental income generated by the underlying real estate.

The Company has provided letters of credit to third parties totaling approximately $310,000 at December 31, 2022 and December 31, 2021, respectively. The letters are held by these third parties to assist such parties in collection of any amounts due by the Company should the Company default in its commitments to the parties.

Scheduled annual maturities on long-term debt outstanding at December 31, 2022, are:

2023	$58,815
2024	62,490
2025	53,038
2026	34,801
2027	32,491
Thereafter	22,646

Total	$264,281

8.	NONCASH INVESTING AND FINANCING ACTIVITIES

The Company financed approximately $22.2 million and $36.1 million in equipment purchases during 2022 and 2021, respectively, utilizing noncash financing.

9.	CAPITAL STOCK

The Company's authorized capital stock consists of 50,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. At December 31, 2022, there were 22,293,687 shares of our common stock issued and 22,166,450 shares outstanding. At December 31, 2021, there were 34,574,807 shares of our common stock issued and 22,348,022 shares outstanding. No shares of our preferred stock were issued or outstanding at December 31, 2022 or 2021.

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

Preferred Stock

Preferred stock may be issued from time to time by our Board of Directors, without stockholder approval, in such series and with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or other provisions, as may be fixed by the Board of Directors in the resolution authorizing their issuance. The issuance of preferred stock by the Board of Directors could adversely affect the rights of holders of shares of common stock; for example, the issuance of preferred stock could result in a class of securities outstanding that would have certain preferences with respect to dividends and in liquidation over the common stock, and that could result in a dilution of the voting rights, net income per share and net book value of the common stock. As of December 31, 2022, we have no agreements or understandings for the issuance of any shares of preferred stock.

Treasury Stock

In July 2021, our Board of Directors authorized the repurchase of up to 200,000 shares (as adjusted for the Company’s 2-for-1 forward split of its common stock in the form of a 100% stock dividend paid on August 16, 2021), of our common stock through a Dutch auction tender offer (the “2021 tender offer”). Subject to certain limitations and legal requirements, the Company could repurchase up to an additional 2.0% of its outstanding shares. The 2021 tender offer commenced on July 27, 2021, and expired on August 26, 2021. Through this tender offer, the Company’s shareholders had the opportunity to tender some or all of their shares at a price within the range of $32.00 to $37.00 per share (as adjusted for the 2021 stock split). Upon expiration, 272,405 shares were purchased through this offer at a final purchase price of $37.00 per share for a total of approximately $10.1 million, excluding fees and commission. The repurchase was settled on August 31, 2021. The Company accounted for the repurchase of these shares as treasury stock on the Company’s consolidated balance sheet as of December 31, 2022.

The Company’s stock repurchase program has been extended and expanded several times, most recently in November 2021, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. The Company repurchased 168,847 shares and 18,732 shares of its common stock under this program during 2022 and 2021, respectively.

The Company accounts for Treasury stock using the cost method, and as of December 31, 2022, 127,237 shares were held in the treasury at an aggregate cost of approximately $4,000,000.

10.	SEGMENT INFORMATION, SIGNIFICANT CUSTOMERS, INDUSTRY CONCENTRATION AND GEOGRAPHIC AREAS

The Company's revenues for 2022, 2021 and 2020 were all generated from operations in the motor carrier segment and are aggregated into a single reporting segment in accordance with the aggregation criteria under GAAP.

The table below presents revenue dollars and percentages by geographic area:

	Year Ended December 31,
	2022		2021		2020
	(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent
United States - domestic shipments	$629,921	66.5	$474,291	67.9	$316,542	66.1
Shipments to or from Mexico	313,885	33.2	223,315	32.0	161,412	33.7
Shipments to or from Canada	3,056	0.3	891	0.1	1,156	0.2

Total	$946,862	100%	$698,497	100%	$479,110	100%

Our five largest customers, for which we provide carrier services covering a number of geographic locations, accounted for approximately 39%, 33% and 35% of our total revenues in 2022, 2021 and 2020, respectively. General Motors Company accounted for approximately 13%, 11% and 15% of our revenues in 2022, 2021 and 2020, respectively.

We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. Approximately 31%, 27% and 30% of our revenues were derived from transportation services provided to the automobile industry during 2022, 2021 and 2020, respectively.

Accounts receivable from the three largest customers totaled approximately $36,622,000 and $31,049,000 at December 31, 2022 and 2021, respectively.

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

Significant components of the Company’s deferred tax liabilities and assets at December 31 are as follows:

	2022	2021
	(in thousands)

Deferred tax liabilities:
Property and equipment	$102,169	$84,081
Unrealized gains on securities	2,894	2,580
Prepaid expenses and other	3,836	2,783

Total deferred tax liabilities	108,899	89,444

Deferred tax assets:
Current expected credit losses	1,385	1,165
Compensated absences	215	185
Self-insurance allowances	5,746	1,207
Other	108	172

Total deferred tax assets	7,454	2,729

Net deferred tax liability	$101,445	$86,715

The reconciliation between the effective income tax rate and the statutory Federal income tax rate for the years ended December 31, 2022, 2021 and 2020 is presented in the following table:

	2022		2021		2020
	(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent

Federal income tax at statutory rate	$24,991	21.0	$21,526	21.0	$4,916	21.0
Nondeductible per diem and meals	-	-	-	-	321	1.4
State income taxes/other, net	3,344	2.8	4,463	4.4	345	1.5

Total income tax expense	$28,335	23.8	$25,989	25.4	$5,582	23.9

The provision (benefit) for income taxes consisted of the following:

	2022	2021	2020
	(in thousands)
Current:
Federal	$10,673	$6,314	$(62)
State	3,121	1,843	282
Total current income tax provision	13,794	8,157	220
Deferred:
Federal	12,920	13,720	4,860
State	1,621	4,112	502
Total deferred income tax provision	14,541	17,832	5,362

Total income tax provision expense	$28,335	$25,989	$5,582

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2022 and 2021, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of December 31, 2022, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During 2022 and 2021, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which the Company operates generally provide for a deficiency assessment statute of limitation period of three years, and as a result, the Company’s tax years 2019 and forward remain open to examination in those jurisdictions.

13.	STOCK-BASED COMPENSATION

The Company maintains a stock incentive plan under which incentive and nonqualified stock options and other stock awards may be granted. On March 13, 2014, the Company’s Board of Directors adopted, and on May 29, 2014 our shareholders approved, the 2014 Amended and Restated Stock Option and Incentive Plan (the “Plan”) which amended and restated the Company’s 2006 Stock Option Plan. Under the Plan, 3,000,000 shares (as adjusted for the Company’s 2-for-1 forward split of its common stock paid in August 2021 and the Company’s 2-for-1 forward split of its common stock paid in March 2022) are reserved for the issuance of stock awards to directors, officers, key employees, and others. The stock option exercise price and the restricted stock purchase price under the 2014 Plan shall not be less than 85% of the fair market value of the Company’s common stock on the date the award is granted. The fair market value is determined by the closing price of the Company’s common stock, on its primary exchange, on the same date that the option or award is granted.

The Company granted unrestricted shares of its common stock to its non-employee directors and granted restricted shares of common stock to certain key employees during all periods presented. All share and per share amounts set forth below have been adjusted to reflect the impact of the 2-for-1 forward stock split in both August 2021 and March 2022.

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

In March 2021, the Company granted 5,216 shares of common stock to non-employee directors. These restricted stock awards have a grant date fair value of $15.43 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately.

In April 2021, the Company granted 10,000 shares of common stock to a certain key employee. These stock awards have a grant date fair value of $15.09 per share, based on the closing price of the Company’s stock on the date of grant, and vests in 25% increments over four years, beginning one year from the anniversary date of the grant.

In January 2020, the Company granted 28,000 shares of common stock to certain key employees. These restricted stock awards have a grant date fair value of $14.11 per share, based on the closing price of the Company’s stock on the date of grant, and vest on the four year anniversary date of the award.

In March 2020, the Company granted 10,432 shares of common stock to non-employee directors. These stock awards have a grant date fair value of $7.69 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately.

In April 2020, the Company granted 968 shares of common stock to a non-employee director. This stock award has a grant date fair value of $10.35 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately.

In August 2020, the Company granted 160,000 restricted shares of common stock to the Company’s Chief Executive Officer. This restricted stock award has a grant date fair value of $8.84, based on the closing price of the Company’s stock on the date of grant, and will vest in increments of 20,000 shares each in 2022, 2023, 2024 and 2027 and 40,000 shares each in 2025 and 2026.

In August 2020, the Company granted 53,328 shares of common stock to certain key employees. These restricted stock awards have a grant date fair value of $7.56 per share, based on the closing price of the Company’s stock on the date of grant, and vest on the four year anniversary date of the award.

During 2022 and 2021, there were no grants of stock options and there were no outstanding stock options at December 31, 2022 or December 31, 2021. At December 31, 2022, approximately 716,000 shares were available for granting future options or restricted stock.

The grant date fair value of stock and stock options vested during 2022, 2021 and 2020 was approximately $392,000, $203,000 and $759,000, respectively. Total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits was approximately $715,000 during 2022 and includes approximately $55,000 recognized as a result of the grant of a total of 1,855 shares of stock to four non-employee directors during the second quarter of 2022. The Company recognized a total income tax benefit of approximately $170,000 related to stock-based compensation expense during 2022. The recognition of stock-based compensation expense decreased diluted earnings per common share by $0.03 and basic earnings per common share by approximately $0.02 during 2022. As of December 31, 2022, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $2,414,000 which is being amortized over the remaining vesting period. As a result, the Company expects to recognize the following approximate amounts of additional compensation expense related to unvested restricted stock awards during each of the years indicated:

2023	$649,000
2024	$641,000
2025	$670,000
2026	$343,000
2027	$111,000

Total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits was approximately $441,000 during 2021 and includes approximately $80,000 recognized as a result of the grant of 652 shares of stock to eight non-employee directors during the first quarter of 2021. The Company recognized a total income tax benefit of approximately $110,000 related to stock-based compensation expense during 2021. The recognition of stock-based compensation expense decreased diluted earnings per common share by $0.03 and basic earnings per common share by approximately $0.02 during 2021.

Total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits was approximately $461,000 during 2020 and includes approximately $90,000 recognized as a result of the grant of 1,304 shares of stock to eight non-employee directors during the first quarter of 2020 and 968 shares of stock to one non-employee director during the second quarter of 2020. The Company recognized a total income tax benefit of approximately $100,000 related to stock-based compensation expense during 2020. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.06 during 2020.

There were no options granted during 2022, 2021, or 2020.

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2022 and changes during the year ended December 31, 2022, is presented below:

	Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested—January 1, 2022	239,212	$9.25
Granted	34,475	37.18
Canceled/forfeited/expired	-	-
Vested	(37,855)	10.36
Nonvested—December 31, 2022:	235,832	$13.15

14.	EARNINGS PER SHARE

Basic earnings per common share was computed by dividing net income by the weighted average number of shares outstanding (on a stock split adjusted basis) during the period. Diluted earnings per common share was calculated as follows:

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands, except per share data)

Net income	$90,672	$76,516	$17,827

Basic weighted average common shares outstanding(1)	22,246	22,715	23,008
Dilutive effect of common stock equivalents	190	149	64

Diluted weighted average common shares outstanding(1)	22,436	22,864	23,072

Basic earnings per share	$4.08	$3.37	$0.77

Diluted earnings per share	$4.04	$3.35	$0.77

(1) As adjusted for the Company’s 2-for-1 forward stock splits paid in August 2021 and March 2022, respectively.

15.	BENEFIT PLAN

The Company sponsors a benefit plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deductible contributions to the plan. The plan provides for employer matching contributions of 50% of each participant’s voluntary contribution up to 3% of the participant’s compensation and vests at the rate of 20% each year until fully vested after five years. Total employer matching contributions to the plan were approximately $212,000, $190,000 and $190,000 in 2021, 2021 and 2020, respectively.

16.	COMMITMENTS AND CONTINGENCIES

We were named a defendant in a putative class action lawsuit filed on August 6, 2021, in the United States District Court for the Western District of Arkansas. The complaint alleged failure to pay over-the-road drivers minimum wage under the Fair Labor Standards Act and the Arkansas Minimum Wage Act, violations of the Electronic Funds Transfer Act (EFTA), violations of the Arkansas Wage Payment Law (discharge pay and unlawful, usurious advance fees), violations of the Arkansas Common Law, and violations of the Racketeer Influenced and Corrupt Organizations Act (RICO).  We denied liability on all claims.  On August 5, 2022, the parties filed a Joint Motion for Preliminary Approval of a Collective and Class Action Settlement.  On October 7, 2022, the parties submitted to the court an executed Settlement Agreement and Release, to resolve and release all claims asserted in the litigation from January 1, 2020 through July 31, 2022 for $4,750,000.  We did not admit liability for any claim.  The District Court granted preliminary approval of the settlement on November 14, 2022.  Notice of the settlement has been sent to class and collective action members.  A final fairness hearing on the settlement is scheduled to be held by the District Court on April 5, 2023. Management has determined that any losses under this claim will not be covered by existing insurance policies. This loss has been accrued and is included in Insurance and Claims in our consolidated statement of operations.

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

Right-of-Use Leases

During 2019, the Company entered into operating leases which include initial terms of approximately five years and which do not include an option for early cancellation. During 2022 and 2021, the Company did not enter into any new leases with similar provisions. In accordance with the provisions of ASC Topic 842, these leases resulted in the recognition of right-of-use assets and corresponding operating lease liabilities, respectively, valued at approximately $0.4 million as of December 31, 2022. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using the Company’s incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable. The right-of-use assets are recorded in other assets, and the lease liability is recorded in accrued expenses and other liabilities and in other long-term liabilities on our consolidated balance sheet. Lease expense is recorded on a straight-line basis over the lease term and is recorded in rent and purchased transportation in our consolidated statements of operations. While the lease agreements contain provisions to extend after the initial term for an additional five years, the Company is not reasonably certain these extension options will be exercised. Therefore, potential lease payments that might occur under this extension period are not included in amounts recorded in our consolidated balance sheets as of December 31, 2022.

Scheduled amounts and timing of cash flows arising from operating lease payments at December 31, 2022, are:

(in thousands)
Maturity of Lease Liabilities
2023	$340
2024	114
2025	-
2026	-
2027 and Thereafter	-
Total undiscounted operating lease payments	$454
Less: Imputed interest	(10)
Present value of operating lease liabilities	$444

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$444

Current lease liabilities (recorded in other current liabilities)	$340
Long-term lease liabilities (recorded in other long-term liabilities)	104
Total operating lease liabilities	$444

Other Information
Weighted-average remaining lease term for operating leases (in years)	1.33
Weighted-average discount rate for operating leases	3.74%

Cash Flows

No new right-of-use assets were recognized as non-cash asset additions that resulted from new operating lease liabilities during the years ended December 31, 2022 and December 31, 2021, respectively. Cash paid for amounts included in the present value of right-of-use lease liabilities was $0.5 and $0.6 million during the years ended December 31, 2022 and December 31, 2021, respectively, and is included in operating cash flows.

Cash Paid for Operating Leases

	Twelve Months Ended
	December 31,
	2022	2021
	(in thousands)
Right-of-Use leases	$515	$583
Short-term leases (1)	2,393	2,173
Total	$2,908	$2,756

(1) Short-term lease cost includes leases with a term of twelve months or less and leases with options for early cancellation.

Lease Revenue

The Company has a lease-purchase program whereby we offer independent contractors the opportunity to lease a Company-owned truck. The terms associated with these operating eases require weekly lease payments over the term of the leases which range from 5 to 60 months. The cost and carrying amount of Company-owned trucks in this program at December 31, 2022 were approximately $58,227,000 and $22,960,000, respectively. The cost and carrying amount of the Company-owned trucks in this program at December 31, 2021 were approximately $55,986,000 and $28,951,000, respectively. Payments under this program are classified in the Company’s financial statements under the consolidated statement of operations category Revenue.

Leases in our lease-purchase program expire at various dates through 2026. Future minimum lease receipts related to these operating leases at December 31, 2022 and 2021 were approximately $11,549,000 and $15,907,000, respectively. Depreciation is calculated on a straight-line basis over the estimated useful life of the equipment, down to an estimated salvage value. In most cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed by the manufacturer. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal. During the year ended December 31, 2022, the Company incurred $7.0 million of depreciation expense for these assets.

The Company leases dock space to a related party at our Laredo, Texas terminal and warehouse and office space to an unrelated lessee at a second Laredo, Texas terminal. At December 31, 2022, the cost and carrying amount of the facilities leased were approximately $13,738,000 and $11,674,000, respectively. Future minimum lease receipts related to this operating lease at December 31, 2022 are approximately $32,100. See Note 19 – Related Party Transactions for additional information regarding the Company’s transactions with related persons.

The Company's operating lease revenue is disclosed in the table below.

	Twelve Months Ended
	December 31,
	2022	2021

Leased truck revenue (recorded in revenue, before fuel surcharge)	$8,705	$7,747
Leased building space revenue (recorded in non-operating income)	525	735
Total lease revenue	$9,230	$8,482

Lease Receivable

Future minimum operating lease payments receivable at December 31, 2022:

2023	$7,637
2024	3,683
2025	221
2026	40
2027	-
Thereafter	-
Total future minimum lease payments receivable	$11,581

Lease Payments to Related Parties

Payments to related parties of $1,780,813 were made for real estate leases during 2022 which include maintenance facilities in one state and trailer drop yards in eleven states. The leases are generally month to month leases with automatic monthly renewal provisions.

During 2022 the Company leased office, shop and parking spaces from various lessors, including a related party. The initial term for the majority of these leases is one year, with an option for early cancellation and an option to renew for subsequent one-month periods. These leases can be terminated by either party by providing notice to the other party of the intent to cancel or to not extend. Relatively short lease durations for these properties are intended to provide flexibility to the Company as changing operational needs and shifting opportunities often result in cancellation or non-renewal of these leases by the Company or the lessor. The minimum operating lease payable under these arrangements was approximately $232,000 as of December 31, 2022.

The Company leases office and shop facilities to a related party. At December 31, 2022, the cost and carrying amount of the facilities leased were approximately $13,738,000 and $11,674,000, respectively. Future minimum lease receipts related to this lease at December 31, 2022 were approximately $32,100.

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

At December 31, 2022 and 2021, the following items are measured at fair value on a recurring basis:

	2022				2021

	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Marketable equity securities	$41,728	$41,728	-	-	$39,424	$39,424	-	-

During 2022 and 2021, there were no transfers of marketable securities between levels of fair value measurement.

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying values and estimated fair values of this other long-term debt at December 31, 2022 and 2021 are summarized as follows:

	2022		2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Long-term debt	$264,281	$253,762	$222,277	$224,191

The Company has not elected the fair value option for any of our financial instruments.

19.	RELATED PARTY TRANSACTIONS

In the normal course of business, transactions for transportation and repair services, equipment, property leases and other services are conducted between the Company and companies affiliated with our Chairman and controlling stockholder. The Company recognized approximately $1,363,000, $8,085,000 and $9,897,000 in operating revenue and approximately $21,438,000, $11,103,000 and $6,791,000 in operating expenses in 2022, 2021, and 2020, respectively from related party transactions.

The Company purchased auto liability and workers’ compensation insurance through an insurance company affiliated with our Chairman and controlling stockholder. Premiums for auto liability coverage during 2022, 2021, and 2020 were approximately $11,437,000, $9,851,000, and $8,516,000, respectively. Premiums for workers’ compensation coverage during 2022, 2021, and 2020 were approximately $338,000, $300,000 and $299,000, respectively.

Amounts owed to the Company by these affiliates were approximately $723,000 and $636,000 at December 31, 2022 and 2021, respectively. Of the accounts receivable at December 31, 2022 and 2021, approximately $382,000 and $448,000 represent freight transportation and approximately $341,000 and $188,000 represent revenue resulting from other services performed for related parties. Amounts payable to affiliates at December 31, 2022 and 2021 were approximately $1,290,000 and $1,276,000 respectively.

20.	Acquisition of Assets from Metropolitan Trucking, Inc.

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

Pursuant to the Asset Purchase Agreement, the Buyer acquired substantially all the assets and assumed certain specified liabilities of Metropolitan Trucking, Inc., and its related entities (the “Transaction”). The Buyer paid $79.9 million of total consideration, including cash and certain assumed indebtedness of Metropolitan Trucking, Inc., and its related entities. The Transaction closed on June 14, 2022., subject to working capital adjustments.

Total cash paid of $64.3 million was funded out of the Company’s available cash. The Transaction included the assumption of $12.6 million of indebtedness and $2.9 million of other current liabilities. The Asset Purchase Agreement contains customary representations, warranties, covenants, escrow, and indemnification provisions.

The results of the acquired business have been included in the consolidated financial statements since the date of acquisition and represented 14.1% of consolidated total assets as of December 31, 2022 and represented 5.7% of revenues excluding fuel surcharge for the year ended December 31, 2022. Acquisition related expenses of $0.4 million are included in the condensed consolidated statements of operations for the year ended December 31, 2022.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 excluded the subsidiaries created in conjunction with the acquisition of substantially all of the assets of Metropolitan Trucking, Inc. and related entities acquired on June 14, 2022. The results of these subsidiaries have been included in our consolidated financial statements since June 14, 2022. These subsidiaries represented 14.1% of consolidated total assets as of December 31, 2022, and represented 5.7% of operating revenue for the twelve months ended December 31, 2022. The exclusion of these subsidiaries is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope in the year of acquisition.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

P.A.M. Transportation Services, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 10, 2023 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of the wholly-owned subsidiaries created in conjunction with the acquisition of substantially all of the assets of Metropolitan Trucking, Inc. and related entities acquired on June 14, 2022, whose financial statements reflect total assets and revenues constituting fourteen and six percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022. As indicated in Management’s Report, the Company formed wholly owned subsidiaries to acquire substantially all of the assets of Metropolitan Trucking, Inc. and related entities on June 14, 2022. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Met Express, Inc. and Costar Equipment, Inc.

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

Tulsa, Oklahoma
March 10, 2023

Item 9B. Other Information.

Not Applicable

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable

PART III

Portions of the information required by Part III of Form 10-K are, pursuant to General Instruction G-(3) of Form 10-K, incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A for our Annual Meeting of Stockholders to be held on April 27, 2023. We will, within 120 days of the end of our fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.

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

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2022, information about compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans approved by Security Holders	235,832	-	1,633,633

Equity Compensation Plans not approved by Security Holders	-	-	-

Total	235,832	-	1,633,633

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

Report of Independent Registered Public Accounting Firm - Grant Thornton LLP (PCAOB ID Number 248)

Consolidated Balance Sheets - December 31, 2022 and 2021

Consolidated Statements of Operations - Years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows - Years ended December 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted as the required information is inapplicable, or because the information is presented in the consolidated financial statements or related notes.

(3)	Exhibits.

Exhibit #		Description of Exhibit
2.1

Asset Purchase Agreement by and among Metropolitan Trucking, Inc., Metropolitan Freight Management, Inc., Kiwi Leasing, LLC, Hoya Leasing, LLC, Mangino Holding Corp., Met Express, Inc. and Costar Equipment, Inc., dated June 14, 2022 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 17. 2022)*

3.1

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002, filed on May 15, 2002)

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on April 30, 2020 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 1, 2020)

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

* The disclosures schedules and exhibits in the Asset Purchase Agreement have been omitted pursuant to Item 605(a)(5) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted disclosure schedule or schedule to the SEC upon request.

(1) Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: March 10, 2023	By:	/s/ Joseph. A. Vitiritto
JOSEPH A. VITIRITTO
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 10, 2023	By:	/s/ Michael D. Bishop
MICHAEL D. BISHOP, Director

Dated: March 10, 2023	By:	/s/ Frederick P. Calderone
FREDERICK P. CALDERONE, Director

Dated: March 10, 2023	By:	/s/ W. Scott Davis
W. SCOTT DAVIS, Director

Dated: March 10, 2023	By:	/s/ Edwin J. Lukas
EDWIN J. LUKAS, Director

Dated: March 10, 2023	By:	/s/ Franklin H. McLarty
FRANKLIN H. MCLARTY, Director

Dated: March 10, 2023	By:	/s/ H. Pete Montaño
H. PETE MONTAÑO, Director

Dated: March 10, 2023	By:	/s/ Matthew J. Moroun
MATTHEW J. MOROUN, Director

Dated: March 10, 2023	By:	/s/ Matthew T. Moroun
MATTHEW T. MOROUN, Director and Chairman of the Board

Dated: March 10, 2023	By:	/s/ Joseph. A. Vitiritto
JOSEPH A. VITIRITTO
President and Chief Executive Officer
(principal executive officer)

Dated: March 10, 2023	By:	/s/ Allen W. West
ALLEN W. WEST
Vice President-Finance, Chief Financial Officer,
Secretary and Treasurer
(principal financial and accounting officer)