Form 10-Q
period 2023-03-31
PAM TRANSPORTATION SERVICES INC
filed 2023-05-02
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☐        No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 19, 2023
Common Stock, $.01 Par Value	22,033,325

P.A.M. TRANSPORTATION SERVICES, INC.

Form 10-Q

For the Quarter Ended March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) (in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$92,473	$74,087
Accounts receivable-net:
Trade, less current estimated credit loss of $5,672 and $5,381, respectively	131,431	134,739
Other	7,443	6,263
Inventories	2,624	2,570
Prepaid expenses and deposits	14,136	15,729
Marketable equity securities	41,440	41,728
Income taxes refundable	3,280	5,650
Total current assets	292,827	280,766

Property and equipment:
Land	19,718	19,718
Structures and improvements	36,557	35,534
Revenue equipment	621,208	637,510
Office furniture and equipment	13,638	13,157
Total property and equipment	691,121	705,919
Accumulated depreciation	(244,436)	(242,324)
Net property and equipment	446,685	463,595

Other assets	4,329	4,801

TOTAL ASSETS	$743,841	$749,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,229	$48,917
Accrued expenses and other liabilities	43,342	34,233
Current maturities of long-term debt	58,735	58,815
Total current liabilities	148,306	141,965

Long-term debt - less current portion	192,522	205,466
Deferred income taxes	100,885	101,445
Other long-term liabilities	22	103
Total liabilities	441,735	448,979

COMMITMENTS AND CONTINGENCIES (Note L)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 50,000,000 shares authorized; 22,300,971 and 22,293,687 shares issued; 22,050,556 and 22,166,450 shares outstanding at March 31, 2023 and December 31, 2022, respectively	223	223
Additional paid-in capital	40,680	40,472
Treasury stock, at cost; 250,415 and 127,237 shares at March 31, 2023 and December 31, 2022, respectively	(7,516)	(4,000)
Retained earnings	268,719	263,488
Total stockholders’ equity	302,106	300,183

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$743,841	$749,162

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
OPERATING REVENUES:
Revenue, before fuel surcharge	$193,454	$196,089
Fuel surcharge	28,270	23,359
Total operating revenues	221,724	219,448

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	48,278	39,275
Operating supplies and expenses	41,073	31,647
Rent and purchased transportation	87,096	91,376
Depreciation	16,497	14,877
Insurance and claims	15,435	6,863
Other	5,423	4,213
Gain on sale or disposition of equipment	(577)	(147)
Total operating expenses and costs	213,225	188,104

OPERATING INCOME	8,499	31,344

NON-OPERATING INCOME	899	1,929
INTEREST EXPENSE	(2,356)	(1,667)

INCOME BEFORE INCOME TAXES	7,042	31,606

FEDERAL AND STATE INCOME TAX EXPENSE (BENEFIT):
Current	2,371	3,538
Deferred	(560)	4,126
Total federal and state income tax expense	1,811	7,664

NET INCOME	$5,231	$23,942

INCOME PER COMMON SHARE:
Basic	$0.24	$1.07
Diluted	$0.23	$1.06

AVERAGE COMMON SHARES OUTSTANDING:
Basic	22,148	22,292
Diluted	22,317	22,483

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Three Months Ended
	March 31,
	2023	2022
OPERATING ACTIVITIES:
Net income	$5,231	$23,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,497	14,877
Bad debt expense	302	268
Stock compensation-net of excess tax benefits	208	137
Provision for deferred income taxes	(560)	4,126
Loss/(Gain) on marketable equity securities	288	(1,397)
Gain on sale or disposition of equipment	(577)	(147)
Changes in operating assets and liabilities:
Accounts receivable	1,826	(14,568)
Prepaid expenses, deposits, inventories, and other assets	1,930	(26)
Income taxes payable	2,371	3,384
Trade accounts payable	(2,783)	4,477
Accrued expenses and other liabilities	9,474	6,020
Net cash provided by operating activities	34,207	41,093

INVESTING ACTIVITIES:
Purchases of property and equipment	(6,108)	(10,016)
Proceeds from disposition of equipment	7,192	1,042
Net cash provided by / (used in) investing activities	1,084	(8,974)

FINANCING ACTIVITIES:
Borrowings under line of credit	282,515	184,177
Repayments under line of credit	(282,515)	(184,177)
Borrowings of long-term debt	-	42,058
Repayments of long-term debt	(13,024)	(11,434)
Borrowings under margin account	18	11
Repayments under margin account	(383)	(360)
Repurchases of common stock	(3,516)	(3,000)
Net cash (used in) / provided by financing activities	(16,905)	27,275

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	18,386	59,394

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -Beginning of period	74,087	18,509

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -End of period	$92,473	$77,903

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,353	$1,527
Income taxes	-	$155

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable	$528	$6,593

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2023	22,166	$223	$40,472	$(4,000)	$263,488	$300,183

Net Income	-	-	-	-	5,231	5,231

Treasury stock repurchases	(123)	-	-	(3,516)	-	(3,516)

Restricted stock issued	7	-	-	-	-	-

Stock based compensation	-	-	208	-	-	208

Balance at March 31, 2023	22,050	$223	$40,680	$(7,516)	$268,719	$302,106

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2022	22,348	$234	$84,472	$(169,946)	$301,350	$216,110

Net Income	-	-	-	-	23,942	23,942

Stock Split	-	111	(111)	-	-	-

Treasury stock repurchases	(83)	-	-	(3,000)	-	(3,000)

Retirement of Treasury Shares	-	(122)	(44,289)	172,946	(128,535)	-

Stock based compensation	-	-	137	-	-	137

Balance at March 31, 2022	22,265	$223	$40,209	$-	$196,757	$237,189

See notes to condensed consolidated financial statements.

All prior period share and per share data has been retroactively adjusted to reflect the stock split that occurred on March 29, 2022.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2023

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

The consolidated financial results for the three months ended  March 31, 2023, include the results of our recently formed subsidiaries, Met Express, Inc. and Costar Equipment, Inc., from June 14, 2022, the date of the acquisition of substantially all of the assets and certain liabilities of Metropolitan Trucking, Inc. and its related entities, through  March 31, 2023. All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022.

On March 8, 2022, our Board of Directors declared a 2-for-1 forward stock split of the shares of our common stock, which was effected in the form of a 100% stock dividend. The stock split entitled each shareholder of record at the close of business on March 18, 2022, to receive one additional share of common stock for each share of common stock owned as of that date. The stock split was paid on March 29, 2022. Upon the completion of the March 2022 stock split, our outstanding shares increased from approximately 11.1 million shares to approximately 22.2 million shares. All share and per share amounts in this quarterly report on Form 10-Q give effect to these stock splits and have been adjusted retrospectively, where applicable, for all periods presented.

NOTE B:   RECENT ACCOUNTING PRONOUNCEMENTS

The Company considered the applicability and impact of all accounting standard updates ("ASU") issued by the Financial Accounting Standards Board ("FASB") to the Accounting Standards Codification ("ASC") and has determined there are no ASUs that have not already been adopted which require significant consideration for disclosure as of March 31, 2023. Additionally, the Company did not adopt any new ASUs during the quarter ended March 31, 2023.

NOTE C:   REVENUE RECOGNITION

The Company has a single performance obligation, which is to transport our customer’s freight from a specified origin to a specified destination. The Company has the discretion to choose to self-transport or to arrange for alternate transportation to fulfill the performance obligation. Where the Company decides to self-transport the freight, the Company classifies the service as truckload services, and where the Company arranges for alternate transportation of the freight, the Company classifies the service as brokerage and logistics services. In either case, the Company is paid a rate to transport freight from its origin location to a specified destination. Because the primary factors influencing revenue recognition, including performance obligation, customer base, and timing of revenue recognition, are the same for both of its service categories, the Company utilizes the same revenue recognition method throughout its operations.

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

The following table sets forth market value, cost, and unrealized gains on equity securities as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
	(in thousands)
Fair market value	$41,440	$41,728
Cost	30,350	30,350
Unrealized gain	$11,090	$11,378

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
	(in thousands)
Gross unrealized gains	$13,206	$13,478
Gross unrealized losses	2,116	2,100
Net unrealized gain	$11,090	$11,378

The Company did not sell any marketable equity securities and had no realized gains or losses during the quarter ending on March 31, 2023 or 2022, respectively.

For the quarter ended March 31, 2023, the Company recognized dividends received of approximately $377,000 in non-operating income in its condensed consolidated statements of operations. For the quarter ended March 31, 2022, the Company recognized dividends received of approximately $309,000 in non-operating income in its condensed consolidated statements of operations.

The Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of March 31, 2023, and December 31, 2022, the Company had outstanding borrowings of approximately $549,000 and $914,000, respectively, under its margin account. Margin account borrowings are used for the purchase of marketable equity securities and as a source of short-term liquidity and are included in accrued expenses and other liabilities on our condensed consolidated balance sheets.

Our marketable equity securities portfolio had a net unrealized pre-tax loss in market value of approximately $288,000 during the first quarter of 2023, and a net unrealized pre-tax gain in market value of approximately $1,397,000 during the first quarter of 2022, which were reported as non-operating income in its condensed consolidated statements of operations for the respective periods.

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

During February 2023, the Company granted 28,313 shares of common stock to key employees. This stock award had a grant date fair value of $28.30 per share, based on the closing price of the Company’s stock on the date of grant, and vests in 25% increments over four years, beginning one year from the anniversary date of the grant.

The total grant date fair value of stock vested during the first three months of 2023 was approximately $206,000. The total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits during the first three months of 2023, was approximately $208,000 and includes approximately $0 recognized as a result of the grant of shares to certain non-employee directors. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.01 during the first three months of 2023. As of March 31, 2023, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $2,999,000, which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $603,000 in additional compensation expense related to unvested stock awards during the remainder of 2023 and to recognize approximately $841,000, $870,000, $543,000, and $142,000 in additional compensation expense related to unvested stock awards during the years 2024, 2025, 2026, and 2027, respectively.

There were no stock awards that vested during the first three months of 2022. The total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits during the first three months of 2022, was approximately $137,000. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.01 during the first three months of 2022. As of  March 31, 2022, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $2,840,000, which was being amortized on a straight-line basis over the remaining vesting period.

A summary of the status of the Company’s non-vested restricted stock as of March 31, 2023, and changes during the three months ended March 31, 2023, is as follows:

	Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2023	235,832	$13.15
Granted	28,313	28.30
Canceled/forfeited/expired	-	-
Vested	(7,284)	38.80
Non-vested at March 31, 2023	256,861	$14.09

NOTE F:   SEGMENT INFORMATION

The Company follows the guidance provided by ASC Topic 280, Segment Reporting, in its identification of operating segments. The Company has determined that it has a total of two operating segments whose primary operations can be characterized as either Truckload Services or Brokerage and Logistics Services; however, in accordance with the aggregation criteria provided by FASB ASC Topic 280, the Company has determined that the operations of the two operating segments have similar economic characteristics and can be aggregated into a single reportable segment, Motor Carrier Operations. Truckload Services revenues and Brokerage and Logistics Services revenues, each before fuel surcharges, were as follows:

	Three Months Ended March 31,
	2023		2022
	Amount	%	Amount	%
	(in thousands, except percentage data)
Truckload Services revenue	$125,198	64.7	$124,978	63.7
Brokerage and Logistics Services revenue	68,256	35.3	71,111	36.3
Total revenues	$193,454	100.0	$196,089	100.0

NOTE G:   TREASURY STOCK

The Company’s stock repurchase program has been extended and expanded several times, most recently in November 2021, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. As of March 31, 2023, there remain 207,975 shares of common stock authorized for repurchase under this plan.

The Company accounts for treasury stock using the cost method. As of March 31, 2023, 250,415 shares were held in the treasury at an aggregate cost of approximately $7,516,000.

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

	Three Months Ended
	March 31,
	2023	2022
	(in thousands, except per share data)
Net income	$5,231	$23,942

Basic weighted average common shares outstanding	22,148	22,292
Dilutive effect of common stock equivalents	169	191
Diluted weighted average common shares outstanding	22,317	22,483

Basic earnings per share	$0.24	$1.07
Diluted earnings per share	$0.23	$1.06

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, Accounting for Income Taxes, weighs all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of March 31, 2023, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of March 31, 2023, an adjustment to the Company’s condensed consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the three months ended March 31, 2023 and 2022, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company’s effective income tax rates were 25.7% and 24.3% for the three months ended March 31, 2023 and 2022, respectively. Our effective tax rate for the three months ended March 31, 2023 differs from amounts computed by applying the United States federal statutory rates to pre-tax income primarily due to state income taxes and the tax benefits related to stock compensation.

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

At March 31, 2023, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$41,440	$41,440	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at March 31, 2023 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$251,257	$234,088

The Company has not elected the fair value option for any of its financial instruments.

NOTE K:   NOTES PAYABLE

During the first three months of 2023, the Company’s subsidiaries did not enter into any new installment obligations.

NOTE L:   LITIGATION

We are involved in certain claims and pending litigation arising from the ordinary conduct of business. We also provide accruals for claims within our self-insured retention amounts. We are currently self-insured for certain layers of auto liability claims in excess of $2.0 million. Therefore, we specifically reserve for claims that are expected to exceed $2.0 million when fully developed, based on the facts and circumstances of those claims.

If we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition, results of operations or cash flows.

We were named a defendant in a putative class action lawsuit filed on August 6, 2021, in the United States District Court for the Western District of Arkansas. The complaint alleged failure to pay over-the-road drivers minimum wage under the Fair Labor Standards Act and the Arkansas Minimum Wage Act, violations of the Electronic Funds Transfer Act (EFTA), violations of the Arkansas Wage Payment Law (discharge pay and unlawful, usurious advance fees), violations of the Arkansas Common Law, and violations of the Racketeer Influenced and Corrupt Organizations Act (RICO).  We denied liability on all claims.  On August 5, 2022, the parties filed a Joint Motion for Preliminary Approval of a Collective and Class Action Settlement.  On October 7, 2022, the parties submitted to the court an executed Settlement Agreement and Release, to resolve and release all claims asserted in the litigation from January 1, 2020, through July 31, 2022, for $4,750,000. We did not admit liability for any claim. The District Court granted preliminary approval of the settlement on November 14, 2022. Notice of the settlement has been sent to class and collective action members. A final fairness hearing on the settlement is scheduled to be held by the District Court on April 5, 2023. Management has determined that any losses under this claim will not be covered by existing insurance policies.

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

Right-of-Use Leases

The Company is party to operating leases which include initial terms ranging from three to five years and which do not include an option for early cancellation. In accordance with the provisions of ASC Topic 842, these leases resulted in the recognition of right-of-use assets and corresponding operating lease liabilities, respectively, valued at $0.4 million as of March 31, 2023. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using the Company’s incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable. The right-of-use assets are recorded in other assets, and the lease liability is recorded in accrued expenses and other liabilities and in other long-term liabilities on our condensed consolidated balance sheets. Lease expense is recorded on a straight-line basis over the lease term and is recorded in rent and purchased transportation in our condensed consolidated statements of operations. While these lease agreements may contain provisions to extend after the initial term for an additional five years, the Company is not reasonably certain these extension options will be exercised. Therefore, potential lease payments that might occur under this extension period are not included in amounts recorded in our condensed consolidated balance sheets as of March 31, 2023.

Scheduled amounts and timing of cash flows arising from future right-of-use operating lease payments at March 31, 2023, are:

Maturity of Lease Liabilities	(in thousands)
2023 (remaining)	$256
2024	114
2025 and thereafter	-
Total undiscounted operating lease payments	$370
Less: Imputed interest	(7)
Present value of operating lease liabilities	$363

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$363

Current lease liabilities (recorded in other current liabilities)	$342
Long-term lease liabilities (recorded in other long-term liabilities)	21
Total operating lease liabilities	$363

Other Information
Weighted-average remaining lease term for operating leases (in years)	1.08
Weighted-average discount rate for operating leases	3.74%

Cash Flows

No new right-of-use assets were recognized as a non-cash asset addition that resulted from new operating lease liabilities during the three months ended March 31, 2023. Cash paid for amounts included in the present value of operating lease liabilities was $0.1 million during the three months ended March 31, 2023, and is included in operating cash flows within the condensed consolidated statement of cash flows.

Operating Lease Costs

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Long term	$81	$151
Short term	738	546
Total	$819	$697

Lease Revenue

The Company's operating lease revenue is disclosed in the table below.

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Leased truck revenue (recorded in revenue, before fuel surcharge)	$2,049	$2,138
Leased facility space revenue (recorded in non-operating income)	99	229
Total lease revenue	$2,148	$2,367

The Company leases trucks to owner-operators under operating leases, which generally have a term of up to five years and include options to purchase the truck at the end of the lease. In the event that an independent contractor defaults on their lease, the Company generally leases the truck to another independent contractor.

As of March 31, 2023, the gross carrying value of trucks underlying these leases was $56.7 million and accumulated depreciation was $32.2 million. Depreciation is calculated on a straight-line basis over the estimated useful life of the equipment, down to an estimated salvage value. In most cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed by the manufacturer. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal. During the quarter ended March 31, 2023, the Company incurred $1.6 million of depreciation expense for these assets.

The Company leases dock space to a related party at our Laredo, Texas, terminal. The dock space is depreciated in conjunction with the structures and improvements for the entire Laredo terminal on a straight-line basis over the estimated useful life of the assets. Lease income is recorded as a component of non-operating income in our condensed consolidated statements of operations.

Lease Receivables

Future minimum operating lease payments receivable at March 31, 2023:

(in thousands)

2023 (remaining)	$5,008
2024	4,243
2025	1,124
2026	385
2027 and thereafter	24
Total future minimum lease payments receivable	$10,784

NOTE N:   NONCASH INVESTING AND FINANCING ACTIVITIES

The Company did not finance any equipment purchases during the first three months of 2023 utilizing noncash financing.

NOTE O:   ACQUISITION OF METROPOLITAN TRUCKING

On June 14, 2022, subsidiaries of the Company, Met Express, Inc. and Costar Equipment, Inc. (collectively, the “Buyer”), entered into an Asset Purchase Agreement with Metropolitan Trucking, Inc. and related subsidiaries. Metropolitan Trucking, Inc. was a truckload carrier headquartered in Saddle Brook, New Jersey, providing asset-based dry van truckload transportation services, including local, regional, and dedicated services. The acquisition has been determined to be a business combination.

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

The results of the acquired business have been included in the condensed consolidated financial statements since the date of acquisition and represented 13.7% of consolidated total assets as of March 31, 2023, and represented 9.5% of revenues excluding fuel surcharge for the quarter ended March 31, 2023.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

Certain information included in this Quarterly Report on Form 10-Q constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to expected future financial and operating results, prospects, plans or events, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, excess capacity in the trucking industry; surplus inventories; recessionary economic cycles and downturns in customers' business cycles; increases or rapid fluctuations in fuel prices, inflation, interest rates, fuel taxes, tolls, and license and registration fees; potential economic, business or operational disruptions or uncertainties that may result from any future outbreaks of the COVID-19 pandemic or other public health crises; the resale value of the Company's used equipment and the price of new equipment; increases in compensation for and difficulty in attracting and retaining qualified drivers and owner-operators; increases in insurance premiums and deductible amounts relating to accident, cargo, workers' compensation, health, and other claims; increases in the number or amount of claims for which the Company is self-insured; inability of the Company to continue to secure acceptable financing arrangements; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors including reductions in rates resulting from competitive bidding; the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations; our ability to develop and implement suitable information technology systems and prevent failures in or breaches of such systems; the impact of pending or future litigation; general risks associated with doing business in Mexico, including, without limitation, exchange rate fluctuations, inflation, import duties, tariffs, quotas, political and economic instability and terrorism; the potential impact of new laws, regulations or policy, including, without limitation, tariffs, import/export, trade and immigration regulations or policies; a significant reduction in or termination of the Company's trucking service by a key customer; and other factors, including risk factors, included from time to time in filings made by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed above and in company filings might not transpire.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the fiscal year ended December 31, 2022.

BUSINESS OVERVIEW

The Company is a holding company that owns subsidiaries engaged in providing truckload dry van carrier services transporting general commodities throughout the continental United States, as well as in the Canadian provinces of Ontario and Quebec. The Company’s consolidated operating subsidiaries also provide transportation services in Mexico through its gateways in Laredo and El Paso, Texas under agreements with Mexican carriers. Unless the context otherwise requires, this report presents information regarding the Company and its subsidiaries on a consolidated basis. The Company’s administrative headquarters are in Tontitown, Arkansas. From this location we manage operations conducted through our wholly-owned subsidiaries based in various locations around the United States and in Mexico and Canada. The operations of these subsidiaries can generally be classified into either truckload services or brokerage and logistics services. This designation is based primarily on the ownership of the asset that performed the freight transportation service. Truckload services are performed by Company divisions that generally utilize Company-owned trucks, long-term contractors, or single-trip contractors to transport loads of freight for customers, while brokerage and logistics services coordinate or facilitate the transport of loads of freight for customers and generally involve the utilization of single-trip contractors. Both our truckload operations and our brokerage and logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this report.

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed, and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 64.7% and 63.7% of total revenues, excluding fuel surcharges, for the quarters ended March 31, 2023, and 2022, respectively. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefits costs, independent broker costs (which we record as purchased transportation), insurance, maintenance and capital equipment costs.

In discussing our results of operations, we use revenue, before fuel surcharge (and fuel expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended March 31, 2023 and 2022, approximately $28.3 million and $23.4 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

On June 14, 2022, newly formed subsidiaries of the Company completed the acquisition of substantially all the assets and certain liabilities of Metropolitan Trucking, Inc. and related entities (“Metropolitan”). Metropolitan was a 320-truck dry van truckload carrier, with the East Coast serving as its primary operating territory. The purchase price paid at closing included approximately $15.5 million in assumed debt and $64.3 million paid using available cash balances. The Company is currently operating these assets through its newly formed subsidiary, Met Express, Inc. See Note O to the condensed consolidated financial statements for more information regarding this acquisition.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are reported net of fuel surcharges.

	Three Months Ended
	March 31,
	2023	2022
	(percentages)
Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	36.2	28.8
Operating supplies and expenses	10.0	6.5
Rent and purchased transportation	24.6	26.3
Depreciation	12.9	11.5
Insurance and claims	12.3	5.5
Other	3.8	2.9
Gain on sale or disposal of property	(0.5)	(0.1)
Total operating expenses	99.3	81.4
Operating income	0.7	18.6
Non-operating income	0.6	1.2
Interest expense	(1.5)	(1.0)
(Loss) / Income before income taxes	(0.2)	18.8

THREE MONTHS ENDED MARCH 31, 2023 VS. THREE MONTHS ENDED MARCH 31, 2022

During the first quarter of 2023, truckload services revenue, before fuel surcharges, was relatively flat at $125.2 million as compared to $125.0 million during the first quarter of 2022. The increase in revenue was primarily the result of an increase in the total number of trucks operated during the first quarter of 2023 compared to the first quarter of 2022. This increase was largely offset by a decrease in the average rate per mile charged to our customers for the first quarter of 2023 compared to the first quarter of 2022.

Salaries, wages and benefits increased from 28.8% of revenues, before fuel surcharges, in the first quarter of 2022 to 36.2% of revenues, before fuel surcharges, during the first quarter of 2023. This percentage-based increase is primarily a result of the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, maintenance wages, and operations wages with a decrease in revenue per mile for the periods compared, coupled with an increase in the number of employees during the first quarter of 2023 compared to the first quarter of 2022.

Operating supplies and expenses increased from 6.5% of revenues, before fuel surcharges, during the first quarter of 2022 to 10.0% of revenues, before fuel surcharges, during the first quarter of 2023. The increase relates primarily to a decrease in the average rate per mile charged to customers, coupled with an increase in miles driven.

Insurance and claims increased from 5.5% of revenues, before fuel surcharges, during the first quarter 2022 to 12.3% of revenues, before fuel surcharges, during the first quarter 2023. This increase relates primarily to an increase in accident reserves recognized in the first quarter of 2023, as compared to the first quarter of 2022. During the quarter ended March 31, 2023, the Company recorded a $10.0 million liability for claims expected to settle in excess of insurance limits specific to an accident in February 2022.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 81.4% for the first quarter of 2022 to 99.3% for the first quarter of 2023.

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

	Three Months Ended
	March 31,
	2023	2022
	(percentages)
Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	4.4	4.5
Rent and purchased transportation	82.4	82.2
Other	2.0	1.9
Total operating expenses	88.8	88.6
Operating income	11.2	11.4
Non-operating income	0.2	0.6
Interest expense	(0.6)	(0.6)
Income before income taxes	10.8	11.4

THREE MONTHS ENDED MARCH 31, 2023 VS. THREE MONTHS ENDED MARCH 31, 2022

During the first quarter of 2023, logistics and brokerage services revenue, before fuel surcharges, decreased 4.0% to $68.3 million as compared to $71.1 million during the first quarter of 2022. The decrease relates to a decrease in the average rates charged to customers during the first quarter of 2023 as compared to the first quarter of 2022.

Rents and purchased transportation increased from 82.2% of revenues, before fuel surcharges, during the first quarter of 2022 to 82.4% of revenues, before fuel surcharges, during the first quarter of 2023. The increase resulted from paying third-party carriers a larger percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 88.6% for the first quarter of 2022 to 88.8% for the first quarter of 2023.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED MARCH 31, 2023 VS. THREE MONTHS ENDED MARCH 31, 2022

Net income for all divisions was approximately $5.2 million, or 2.7% of revenues, before fuel surcharges, for the first quarter of 2023 as compared to net income of $23.9 million, or 12.2% of revenues, before fuel surcharges, for the first quarter of 2022. The decrease in net income resulted in diluted earnings per share of $0.23 for the first quarter of 2023 as compared to diluted earnings per share of $1.06 for the first quarter of 2022.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, and borrowings under our credit facilities, installment notes, and investment margin account.

During the first three months of 2023, we generated $34.2 million in cash from operating activities. Investing activities generated $1.1 million in cash in the first three months of 2023. Financing activities used $16.9 million in cash in the first three months of 2023.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first three months of 2023, we utilized cash on hand and our line of credit to finance purchases of revenue equipment and other assets of approximately $6.1 million.

We commonly finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 84 months. During the first three months of 2023, the Company’s subsidiary, P.A.M. Transport, Inc., did not enter into any new installment obligations.

During the remainder of 2023, we expect to purchase approximately 340 new trucks and 1,000 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $80.3 million.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future.

During the first three months of 2023, we maintained a revolving line of credit. Amounts outstanding under the line bear interest at Term SOFR plus 1.35% (6.22% at March 31, 2023), are secured by our trade accounts receivable and mature on July 1, 2024. An “unused fee” of 0.25% is charged if average borrowings are less than $18.0 million. At March 31, 2023 outstanding advances on the line of credit were approximately $0.4 million, consisting of letters of credit, with availability to borrow $59.6 million.

Trade accounts receivable decreased from $134.7 million at December 31, 2022 to $131.4 million at March 31, 2023. The decrease resulted from a decrease in freight revenues, which flow through accounts receivable, during the first quarter of 2023 as compared to the fourth quarter of 2022.

Prepaid expenses and deposits decreased from $15.7 million at December 31, 2022 to $14.1 million at March 31, 2023. The decrease relates to the normal amortization of items prepaid as of December 31, 2022.

Revenue equipment decreased from $637.5 million at December 31, 2022 to $621.2 million at March 31, 2023. The decrease is primarily due to the disposition of aging trucks and trailers during the first quarter of 2023.

Accounts payable decreased from $48.9 million at December 31, 2022 to $46.2 million at March 31, 2023. This decrease was primarily attributable to a decrease in the amount due to third-party carriers as of March 31, 2023.

Accrued expenses and other liabilities increased from $34.2 million at December 31, 2022 to $43.3 million at March 31, 2023. The increase is primarily due to accruals of claims reserves during the first three months of 2023.

Long-term debt and current maturities of long term-debt are reviewed on an aggregate basis, as the classification of amounts in each category are typically affected merely by the passage of time. Long-term debt and current maturities of long-term debt, on an aggregate basis, decreased from $264.3 million at December 31, 2022 to $251.3 million at March 31, 2023. The decrease was primarily related to not financing the acquisition of additional revenue equipment during the first quarter of 2023.

NEW ACCOUNTING PRONOUNCEMENTS

See Note B to the condensed consolidated financial statements for a description of the most recent accounting pronouncements and their impact, if any, on the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk exposures include equity price risk, interest rate risk, commodity price risk (the price paid to obtain diesel fuel for our trucks), and foreign currency exchange rate risk. The potential adverse impacts of these risks are discussed below. While the Company has used derivative financial instruments in the past to manage its interest rate and commodity price risks, the Company does not currently enter into such instruments for risk management purposes or for speculation or trading.

The following sensitivity analyses do not consider the effects that an adverse change may have on the overall economy, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results of changes in prices or rates may differ materially from the hypothetical results described below.

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities decreased to $41.4 million at March 31, 2023 from $41.7 million at December 31, 2022. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $4.1 million. For additional information with respect to the marketable equity securities, see Note D to our condensed consolidated financial statements.

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

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk related to the activities of our branch office located in Mexico. Currently, we do not hedge our exchange rate exposure through any currency forward contracts, currency options, or currency swaps as all of our revenues, and substantially all of our expenses and capital expenditures, are transacted in U.S. dollars. However, certain operating expenditures and capital purchases related to our Mexico branch office are incurred in or exposed to fluctuations in the exchange rate between the U.S. dollar and the Mexican peso. Based on 2022 expenditures denominated in pesos, a 10% increase in the exchange rate would increase our annual operating expenses by $0.6 million.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in certain claims and pending litigation arising from the ordinary conduct of business. We also provide accruals for claims within our self-insured retention amounts. We are currently self-insured for certain layers of auto liability claims in excess of $2.0 million. Therefore, we specifically reserve for claims that are expected to exceed $2.0 million when fully developed, based on the facts and circumstances of those claims. If we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition, results of operations or cash flows.

We were named a defendant in a putative class action lawsuit filed on August 6, 2021, in the United States District Court for the Western District of Arkansas. The complaint alleged failure to pay over-the-road drivers minimum wage under the Fair Labor Standards Act and the Arkansas Minimum Wage Act, violations of the Electronic Funds Transfer Act (EFTA), violations of the Arkansas Wage Payment Law (discharge pay and unlawful, usurious advance fees), violations of the Arkansas Common Law, and violations of the Racketeer Influenced and Corrupt Organizations Act (RICO).  We denied liability on all claims.  On August 5, 2022, the parties filed a Joint Motion for Preliminary Approval of a Collective and Class Action Settlement.  On October 7, 2022, the parties submitted to the court an executed Settlement Agreement and Release, to resolve and release all claims asserted in the litigation from January 1, 2020, through July 31, 2022, for $4,750,000. We did not admit liability for any claim. The District Court granted preliminary approval of the settlement on November 14, 2022. Notice of the settlement has been sent to class and collective action members. A final fairness hearing on the settlement is scheduled to be held by the District Court on April 5, 2023. Management has determined that any losses under this claim will not be covered by existing insurance policies.

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s stock repurchase program has been extended and expanded several times, most recently in November 2021, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. Since the reauthorization, the Company has repurchased 292,025 stock-split adjusted shares (including 41,610 pre-split shares) of its common stock under this repurchase program.

The following table summarizes the Company’s common stock repurchases during the first quarter of 2023. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser.”

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1-31, 2023	--	$--	--	331,153
February 1-28, 2023	18,188	29.15	18,188	312,965
March 1-31, 2023	104,990	28.41	104,990	207,975
Total	123,178	$28.52	123,178

(1)	The Company’s stock repurchase program does not have an expiration date.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002)
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

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: May 2, 2023	By: /s/ Joseph A. Vitiritto
Joseph A. Vitiritto
President and Chief Executive Officer
(principal executive officer)

Dated: May 2, 2023	By: /s/ Lance K. Stewart
Lance K. Stewart
Vice President-Finance, Chief Financial
Officer, and Treasurer
(principal accounting and financial officer)