Form 10-Q
period 2023-06-30
PAM TRANSPORTATION SERVICES INC
filed 2023-07-31
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐          No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 18, 2023
Common Stock, $.01 Par Value	22,034,370

P.A.M. TRANSPORTATION SERVICES, INC.

Form 10-Q

For the Quarter Ended June 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) (in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$97,988	$74,087
Accounts receivable-net:
Trade, less current estimated credit loss of $7,322 and $5,381, respectively	100,812	134,739
Other	6,992	6,263
Inventories	2,585	2,570
Prepaid expenses and deposits	11,901	15,729
Marketable equity securities	41,274	41,728
Income taxes refundable	2,997	5,650
Total current assets	264,549	280,766

Property and equipment:
Land	19,719	19,718
Structures and improvements	37,642	35,534
Revenue equipment	618,606	637,510
Office furniture and equipment	14,045	13,157
Total property and equipment	690,012	705,919
Accumulated depreciation	(253,299)	(242,324)
Net property and equipment	436,713	463,595

Other assets	4,147	4,801

TOTAL ASSETS	$705,409	$749,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,011	$48,917
Accrued expenses and other liabilities	20,775	34,233
Current maturities of long-term debt	53,006	58,815
Total current liabilities	114,792	141,965

Long-term debt - less current portion	176,963	205,466
Deferred income taxes	102,774	101,445
Other long-term liabilities	-	103
Total liabilities	394,529	448,979

COMMITMENTS AND CONTINGENCIES (Note L)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 50,000,000 shares authorized; 22,306,641 and 22,293,687 shares issued; 22,035,245 and 22,166,450 shares outstanding at June 30, 2023 and December 31, 2022, respectively	223	223
Additional paid-in capital	40,714	40,472
Treasury stock, at cost; 271,396 and 127,237 shares at June 30, 2023 and December 31, 2022, respectively	(8,095)	(4,000)
Retained earnings	278,038	263,488
Total stockholders’ equity	310,880	300,183

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$705,409	$749,162

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
OPERATING REVENUES:
Revenue, before fuel surcharge	$182,082	$202,739	$375,536	$398,828
Fuel surcharge	25,330	34,429	53,600	57,788
Total operating revenues	207,412	237,168	429,136	456,616

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	47,828	42,947	96,106	82,222
Operating supplies and expenses	39,716	43,454	81,210	75,101
Rent and purchased transportation	78,329	88,643	165,425	180,019
Depreciation	15,757	15,481	32,254	30,358
Insurance and claims	5,045	7,269	20,059	14,132
Other	7,208	3,905	12,631	8,118
Gain on disposition of equipment	(260)	(1,214)	(836)	(1,361)
Total operating expenses and costs	193,623	200,485	406,849	388,589

OPERATING INCOME	13,789	36,683	22,287	68,027

NON-OPERATING INCOME/(EXPENSE)	1,192	(2,872)	2,091	(943)
INTEREST EXPENSE	(2,163)	(1,998)	(4,519)	(3,665)

INCOME BEFORE INCOME TAXES	12,818	31,813	19,859	63,419

FEDERAL AND STATE INCOME TAX EXPENSE:
Current	1,609	2,193	3,980	5,731
Deferred	1,890	5,438	1,329	9,564
Total federal and state income tax expense	3,499	7,631	5,309	15,295

NET INCOME	$9,319	$24,182	$14,550	$48,124

INCOME PER COMMON SHARE:
Basic	$0.42	$1.09	$0.66	$2.16
Diluted	$0.42	$1.08	$0.65	$2.14

AVERAGE COMMON SHARES OUTSTANDING:
Basic	22,036	22,268	22,092	22,283
Diluted	22,182	22,445	22,253	22,474

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Six Months Ended
	June 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$14,550	$48,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,254	30,358
Bad debt expense	1,977	535
Stock compensation-net of excess tax benefits	242	353
Provision for deferred income taxes	1,329	9,564
Loss on marketable equity securities	454	1,952
Gain on sale or disposition of equipment	(836)	(1,360)
Changes in operating assets and liabilities:
Accounts receivable	31,222	(22,887)
Prepaid expenses, deposits, inventories, and other assets	4,303	(683)
Income taxes payable	2,653	(4,125)
Trade accounts payable	(8,007)	2,659
Accrued expenses and other liabilities	(12,670)	10,378
Net cash provided by operating activities	67,471	74,868

INVESTING ACTIVITIES:
Purchases of property and equipment	(12,985)	(22,341)
Acquisition of business, net of cash acquired	-	(64,317)
Proceeds from disposition of equipment	8,549	5,382
Purchases of marketable equity securities, net of return of capital		(113)
Net cash used in investing activities	(4,436)	(81,389)

FINANCING ACTIVITIES:
Borrowings under line of credit	498,082	495,871
Repayments under line of credit	(498,082)	(495,871)
Borrowings of long-term debt	-	47,222
Repayments of long-term debt	(34,312)	(39,072)
Borrowings under margin account	30	133
Repayments under margin account	(757)	(707)
Repurchases of common stock	(4,095)	(3,000)
Net cash (used in) / provided by financing activities	(39,134)	4,576

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	23,901	(1,945)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -Beginning of period	74,087	18,509

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -End of period	$97,988	$16,564

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,546	$3,581
Income taxes	$1,655	$9,857

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable	$533	$0

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Stockholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2023	22,166	$223	$40,472	$(4,000)	$263,488	$300,183

Net Income	-	-	-	-	5,231	5,231

Treasury stock repurchases	(123)	-	-	(3,516)	-	(3,516)

Restricted stock issued	7	-	-	-	-	-

Stock based compensation	-	-	208	-	-	208

Balance at March 31, 2023	22,050	$223	$40,680	$(7,516)	$268,719	$302,106

Net Income	-	-	-	-	9,319	9,319

Treasury stock repurchases	(21)	-	-	(579)	-	(579)

Restricted stock issued	6	-	-	-	-	-

Stock based compensation	-	-	34	-	-	34

Balance at June 30, 2023	22,035	$223	$40,714	$(8,095)	$278,038	$310,880

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2022	22,348	$234	$84,472	$(169,946)	$301,350	$216,110

Net Income	-	-	-	-	23,942	23,942

Stock split	-	111	(111)	-	-	-

Treasury stock repurchases	(83)	-	-	(3,000)	-	(3,000)

Retirement of treasury shares	-	(122)	(44,289)	172,946	(128,535)	-

Stock based compensation	-	-	137	-	-	137

Balance at March 31, 2022	22,265	$223	$40,209	$-	$196,757	$237,189

Net Income	-	-	-	-	24,182	24,182

Exercise of stock awards-shares issued including tax benefits	4	-	-	-	-	-

Stock based compensation	-	-	216	-	-	216

Balance at June 30, 2022	22,269	$223	$40,425	$-	$220,939	$261,587

See notes to condensed consolidated financial statements.

All prior period share and per share data has been retroactively adjusted to reflect the stock split that occurred on March 29, 2022.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2023

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

The consolidated financial results for the three and six months ended  June 30, 2023, include the results of our recently formed subsidiaries, Met Express, Inc. and Costar Equipment, Inc., from June 14, 2022, the date of the acquisition of substantially all of the assets and certain liabilities of Metropolitan Trucking, Inc. and its related entities, through  June 30, 2023. All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six-month period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022.

On March 8, 2022, our Board of Directors declared a 2-for-1 forward stock split of the shares of our common stock, which was effected in the form of a 100% stock dividend. The stock split entitled each shareholder of record at the close of business on March 18, 2022, to receive one additional share of common stock for each share of common stock owned as of that date. The stock split was paid on March 29, 2022. Upon the completion of the March 2022 stock split, our outstanding shares increased from approximately 11.1 million shares to approximately 22.2 million shares. All share and per share amounts in this quarterly report on Form 10-Q give effect to this stock splits and have been adjusted retrospectively, where applicable, for all periods presented.

NOTE B: RECENT ACCOUNTING PRONOUNCEMENTS

The Company considered the applicability and impact of all accounting standard updates ("ASU") issued by the Financial Accounting Standards Board ("FASB") to the Accounting Standards Codification ("ASC") and has determined there are no ASUs that have not already been adopted which require significant consideration for disclosure as of June 30, 2023. Additionally, the Company did not adopt any new ASUs during the quarter ended June 30, 2023.

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

In fulfilling the Company’s obligation to transport freight from a specified origin to a specified destination, control of freight is transferred to us at the point it has been loaded into the driver’s trailer, the doors are sealed and the driver has signed a bill of lading, which is the basic transportation agreement that establishes the nature, quantity and condition of the freight loaded, the responsibility for invoice payment and the pickup and delivery locations. Our revenue is generated, and our customers receive benefit, as the freight progresses towards delivery locations. In the event our customer cancels the shipment at some point prior to the final delivery location and re-consigns the shipment to an alternate delivery location, we are entitled to receive payment for services performed for the partial shipment. Shipments are generally conducted over a relatively short time span, generally one to three days; however, freight is sometimes stored temporarily in our trailer at one of our drop yard locations or at a location designated by a customer. Our revenue is categorized as either Freight Revenue or Fuel Surcharge Revenue, and both are earned by performing the same freight transportation services, as discussed further below.

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

The following table sets forth market value, cost, and unrealized gains on equity securities as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
	(in thousands)
Fair market value	$41,274	$41,728
Cost	30,349	30,350
Unrealized gain	$10,925	$11,378

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
	(in thousands)
Gross unrealized gains	$13,480	$13,478
Gross unrealized losses	2,555	2,100
Net unrealized gain	$10,925	$11,378

The Company did not sell any marketable equity securities and had no realized gains or losses during the six months ending on June 30, 2023 or 2022, respectively.

For the quarter ended June 30, 2023, the Company recognized dividends received of approximately $362,000 in non-operating income in its condensed consolidated statements of operations. For the six months ended June 30, 2022, the Company recognized dividends received of approximately $357,000 in non-operating income in its condensed consolidated statements of operations.

The Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of June 30, 2023, and December 31, 2022, the Company had outstanding borrowings of approximately $739,000 and $914,000, respectively, under its margin account. Margin account borrowings are used for the purchase of marketable equity securities and as a source of short-term liquidity and are included in accrued expenses and other liabilities on our condensed consolidated balance sheets.

Our marketable equity securities portfolio had a net unrealized pre-tax loss in market value of approximately $165,000 during the second quarter of 2023, and a net unrealized pre-tax loss in market value of approximately $3,349,000 during the second quarter of 2022, which were reported as non-operating income in its condensed consolidated statements of operations for the respective periods.

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

During May 2023, the Company granted 2,295 shares of common stock to non-employee directors. This stock award had a grant date fair value of $23.95 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately.

The total grant date fair value of stock vested during the first six months of 2023 was approximately $400,000. The total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits during the first six months of 2023, was approximately $242,000 and includes approximately $55,000 recognized as a result of the grant of shares to certain non-employee directors. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.01 during the first six months of 2023. As of June 30, 2023, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $2,482,000, which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $329,000 in additional compensation expense related to unvested stock awards during the remainder of 2023 and to recognize approximately $737,000, $785,000, $495,000, and $136,000 in additional compensation expense related to unvested stock awards during the years 2024, 2025, 2026, and 2027, respectively.

The total grant date fair value of stock vested during the first six months of 2022 was approximately $93,000. The total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits during the first six months of 2022, was approximately $353,000. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.01 during the first six months of 2022. As of  June 30, 2022, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $2,776,000, which was being amortized on a straight-line basis over the remaining vesting period.

A summary of the status of the Company’s non-vested restricted stock as of June 30, 2023, and changes during the six months ended June 30, 2023, is as follows:

	Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2023	235,832	$13.15
Granted	30,608	27.97
Canceled/forfeited/expired	(32,552)	16.53
Vested	(12,954)	30.84
Non-vested at June 30, 2023	220,934	$13.67

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands)

Truckload Services revenue	$120,226	66.0	$134,698	66.4	$245,424	65.4	$259,676	65.1
Brokerage and Logistics Services revenue	61,856	34.0	68,041	33.6	130,112	34.6	139,152	34.9
Total revenues	$182,082	100.0	$202,739	100.0	$375,536	100.0	$398,828	100.0

NOTE G: TREASURY STOCK

The Company’s stock repurchase program has been extended and expanded several times, most recently in November 2021, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. As of June 30, 2023, there remain 186,994 shares of common stock authorized for repurchase under this plan.

The Company accounts for treasury stock using the cost method. As of June 30, 2023, 271,396 shares were held in the treasury at an aggregate cost of approximately $8,095,000.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands, except per share data)

Net income	$9,319	$24,182	$14,550	$48,124

Basic weighted average common shares outstanding	22,036	22,268	22,092	22,283
Dilutive effect of common stock equivalents	146	177	161	191
Diluted weighted average common shares outstanding	22,182	22,445	22,253	22,474

Basic earnings per share	$0.42	$1.09	$0.66	$2.16
Diluted earnings per share	$0.42	$1.08	$0.65	$2.14

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, Accounting for Income Taxes, weighs all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of June 30, 2023, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of June 30, 2023, an adjustment to the Company’s condensed consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the six months ended June 30, 2023 and 2022, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company’s effective income tax rates were 26.7% and 24.1% for the six months ended June 30, 2023 and 2022, respectively. Our effective tax rate for the six months ended June 30, 2023 differs from amounts computed by applying the United States federal statutory rates to pre-tax income primarily due to state income taxes and the tax benefits related to stock compensation.

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

At June 30, 2023, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$41,274	$41,274	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at June 30, 2023 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$229,969	$220,060

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE

During the first six months of 2023, the Company’s subsidiaries did not enter into any new installment obligations.

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

We were named a defendant in a putative class action lawsuit filed on August 6, 2021, in the United States District Court for the Western District of Arkansas. The complaint alleged failure to pay over-the-road drivers minimum wage under the Fair Labor Standards Act and the Arkansas Minimum Wage Act, violations of the Electronic Funds Transfer Act (EFTA), violations of the Arkansas Wage Payment Law (discharge pay and unlawful, usurious advance fees), violations of the Arkansas Common Law, and violations of the Racketeer Influenced and Corrupt Organizations Act (RICO).  We denied liability on all claims.  On August 5, 2022, the parties filed a Joint Motion for Preliminary Approval of a Collective and Class Action Settlement.  On October 7, 2022, the parties submitted to the court an executed Settlement Agreement and Release, to resolve and release all claims asserted in the litigation from January 1, 2020, through July 31, 2022, for $4,750,000. We did not admit liability for any claim. The District Court granted preliminary approval of the settlement on November 14, 2022. Notice of the settlement has been sent to class and collective action members. A final settlement approval hearing is scheduled for October 11, 2023. Management has determined that any losses under this claim will not be covered by existing insurance policies.

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

Right-of-Use Leases

The Company is party to operating leases which include initial terms ranging from three to five years and which do not include an option for early cancellation. In accordance with the provisions of ASC Topic 842, these leases resulted in the recognition of right-of-use assets and corresponding operating lease liabilities, respectively, valued at $0.4 million as of June 30, 2023. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using the Company’s incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable. The right-of-use assets are recorded in other assets, and the lease liability is recorded in accrued expenses and other liabilities and in other long-term liabilities on our condensed consolidated balance sheets. Lease expense is recorded on a straight-line basis over the lease term and is recorded in rent and purchased transportation in our condensed consolidated statements of operations. While these lease agreements may contain provisions to extend after the initial term for an additional five years, the Company is not reasonably certain these extension options will be exercised. Therefore, potential lease payments that might occur under this extension period are not included in amounts recorded in our condensed consolidated balance sheets as of June 30, 2023.

Scheduled amounts and timing of cash flows arising from future right-of-use operating lease payments at June 30, 2023, are:

Maturity of Lease Liabilities	(in thousands)
2023 (remaining)	$171
2024	114
2025 and thereafter	-
Total undiscounted operating lease payments	$285
Less: Imputed interest	(4)
Present value of operating lease liabilities	$281

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$281

Current lease liabilities (recorded in other current liabilities)	$281
Long-term lease liabilities (recorded in other long-term liabilities)	0
Total operating lease liabilities	$281

Other Information
Weighted-average remaining lease term for operating leases (in years)	0.83
Weighted-average discount rate for operating leases	3.74%

Cash Flows

No new right-of-use assets were recognized as a non-cash asset addition that resulted from new operating lease liabilities during the six months ended June 30, 2023. Cash paid for amounts included in the present value of operating lease liabilities was $0.2 million during the six months ended June 30, 2023, and is included in operating cash flows within the condensed consolidated statement of cash flows.

Operating Lease Costs

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)

Long-term	$82	$153	$163	$304
Short-term	761	565	1,499	1,111
Total	$843	$718	$1,662	$1,415

Lease Revenue

The Company's operating lease revenue is disclosed in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)

Leased truck revenue (recorded in revenue, before fuel surcharge)	$2,069	$2,152	$4,118	$4,291
Leased building space revenue (recorded in non-operating income)	99	99	197	327
Total lease revenue	$2,168	$2,251	$4,315	$4,618

The Company leases trucks to owner-operators under operating leases, which generally have a term of up to five years and include options to purchase the truck at the end of the lease. In the event that an independent contractor defaults on their lease, the Company generally leases the truck to another independent contractor.

As of June 30, 2023, the gross carrying value of trucks underlying these leases was $67.6 million and accumulated depreciation was $36.9 million. Depreciation is calculated on a straight-line basis over the estimated useful life of the equipment, down to an estimated salvage value. In most cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed by the manufacturer. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal. During the quarter ended June 30, 2023, the Company incurred $1.2 million of depreciation expense for these assets.

The Company leases dock space to a related party at our Laredo, Texas, terminal. The dock space is depreciated in conjunction with the structures and improvements for the entire Laredo terminal on a straight-line basis over the estimated useful life of the assets. Lease income is recorded as a component of non-operating income in our condensed consolidated statements of operations.

Lease Receivables

Future minimum operating lease payments receivable at June 30, 2023:

(in thousands)

2023 (remaining)	$3,671
2024	5,408
2025	2,300
2026	772
2027 and thereafter	47
Total future minimum lease payments receivable	$12,198

NOTE N: NONCASH INVESTING AND FINANCING ACTIVITIES

The Company did not finance any equipment purchases during the first six months of 2023 utilizing noncash financing.

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

The results of the acquired business have been included in the condensed consolidated financial statements since the date of acquisition and represented 9.0% of consolidated total assets as of June 30, 2023 and 10.0% of revenues excluding fuel surcharge for the quarter ended June 30, 2023.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed, and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 66.0% and 66.4% of total revenues, excluding fuel surcharges, for the quarters ended June 30, 2023, and 2022, respectively. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefits costs, independent broker costs (which we record as purchased transportation), insurance, maintenance and capital equipment costs.

In discussing our results of operations, we use revenue, before fuel surcharge (and fuel expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended June 30, 2023 and 2022, approximately $25.3 million and $34.4 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the six months ended June 30, 2023 and 2022, approximately $53.6 million and $57.8 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	37.1	29.6	36.6	29.2
Operating supplies and expenses	11.7	6.6	11.0	6.5
Rent and purchased transportation	21.7	25.5	23.2	25.9
Depreciation	12.8	11.2	12.9	11.3
Insurance and claims	4.2	5.4	8.2	5.4
Other	5.4	2.3	4.5	2.7
Gain on sale or disposal of property	(0.2)	(0.9)	(0.3)	(0.5)
Total operating expenses	92.7	79.7	96.1	80.5
Operating income	7.3	20.3	3.9	19.5
Non-operating income / (expense)	0.7	(1.6)	0.7	(0.3)
Interest expense	(1.4)	(1.2)	(1.5)	(1.1)
Income before income taxes	6.6	17.5	3.1	18.1

THREE MONTHS ENDED JUNE 30, 2023 VS. THREE MONTHS ENDED JUNE 30, 2022

During the second quarter of 2023, truckload services revenue, before fuel surcharges, decreased 10.7% to $120.2 million as compared to $134.7 million during the second quarter of 2022. The decrease in revenue was primarily the result of a decrease in the average rate per mile charged to our customers during the second quarter of 2023 compared to the second quarter of 2022. The decrease in rate per mile was partially offset by increases in total loads and total miles during the second quarter of 2023 compared to the second quarter of 2022.

Salaries, wages and benefits increased from 29.6% of revenues, before fuel surcharges, in the second quarter of 2022 to 37.1% of revenues, before fuel surcharges, during the second quarter of 2023. This percentage-based increase is primarily a result of a decrease in the average rate per mile charged to our customers, coupled with an increase in total miles and related driver pay in the second quarter of 2023 compared to the second quarter of 2022, as well as the result of the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, maintenance wages, and operations wages with a decrease in revenues for the periods compared.

Operating supplies and expenses increased from 6.6% of revenues, before fuel surcharges, during the second quarter of 2022 to 11.7% of revenues, before fuel surcharges, during the second quarter of 2023. The increase relates primarily to an increase in the average surcharge-adjusted fuel price paid per gallon of diesel fuel, which was a result of decreased fuel surcharge collections from customers. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that, during periods of rising fuel prices, fuel surcharge collections increase, while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner-operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner-operators for their services is reported along with their base rate of pay in the rent and purchased transportation category. These categorizations have the effect of increasing our net operating supplies and expenses while decreasing the rent and purchased transportation category.

Rent and purchased transportation decreased from 25.5% of revenues, before fuel surcharges, during the second quarter of 2022 to 21.7% of revenues, before fuel surcharges, during the second quarter of 2022. The decrease was primarily due to a decrease in the rates charged by third-party carriers during the second quarter of 2023 compared to the second quarter of 2022. Also contributing to the decrease was a decrease in the average number of owner-operators under contract during the second quarter of 2023, compared to the second quarter of 2022, as well as a decrease in the average rate per mile, including fuel surcharges, paid to owner-operators during the respective periods.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 79.7% for the second quarter of 2022 to 92.7% for the second quarter of 2023.

Non-operating income (expense) increased from a loss of 1.6% of revenues, before fuel surcharges, during the second quarter of 2022 to income of 0.7% of revenues, before fuel surcharges, during the second quarter of 2023. This increase primarily resulted from the change in the market values of our portfolio of marketable equity securities. The Company recorded a $0.2 million increase in the market value of our marketable equity securities in non-operating income (expense) during the second quarter of 2023, compared to a $3.3 million decrease in the market value of our marketable equity securities during the second quarter of 2022.

SIX MONTHS ENDED JUNE 30, 2023 VS. SIX MONTHS ENDED JUNE 30, 2022

For the six months ended June 30, 2023, truckload services revenue, before fuel surcharges, decreased 5.5% to $245.4 million as compared to $259.7 million for the six months ended June 30, 2022. The decrease in revenue was primarily the result of a decrease in the average rate per mile charged to our customers during the first six months of 2023 compared to the first six months of 2022. The decrease in rate per mile was partially offset by increases in total loads and total miles during first six months of 2023 compared to the first six months of 2022.

Salaries, wages and benefits increased from 29.2% of revenues, before fuel surcharges, in the first six months of 2022 to 36.6% of revenues, before fuel surcharges, during the first six months of 2023. This percentage-based increase is primarily a result of a decrease in the average rate per mile charged to our customers, coupled with an increase in total miles and related driver pay in the first six months of 2023 compared to the first six months of 2022, as well as the result of the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, maintenance wages, and operations wages with a decrease in revenues for the periods compared.

Operating supplies and expenses increased from 6.5% of revenues, before fuel surcharges, during the first six months of 2022 to 11.0% of revenues, before fuel surcharges, during the first six months of 2023. The percentage-based increase relates primarily to an increase in the average surcharge-adjusted fuel price paid per gallon of diesel fuel, which increased as a result of decreased fuel surcharge collections from customers. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that, during periods of rising fuel prices, fuel surcharge collections increase, while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner-operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner-operators for their services is reported along with their base rate of pay in the rent and purchased transportation category. These categorizations have the effect of increasing our net operating supplies and expenses while decreasing the rent and purchased transportation category.

Rent and purchased transportation decreased from 25.9% of revenues, before fuel surcharges, during the first six months of 2022 to 23.2% of revenues, before fuel surcharges, during the first six months of 2023. The increase was primarily due to a decrease in the rates charged by third-party carriers during the first six months of 2023 compared to the first six months of 2022. Also contributing to the decrease was a decrease in the average number of owner-operators under contract during the first six months of 2023, compared to the first six months of 2022, as well as a decrease in the average rate per mile, including fuel surcharges, paid to owner-operators during the respective periods.

Insurance and claims expense increased from 5.4% of revenues, before fuel surcharges, during the first six months of 2022 to 8.2% of revenues before fuel surcharges, during the first six months of 2023. This increase relates primarily to an increase in accident reserves recognized in the first quarter of 2023, as compared to the first quarter of 2022. During the quarter ended March 31, 2023, the Company recorded a $10.0 million liability for claims expected to settle in excess of insurance limits specific to an accident in February 2022.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 80.5% for the first six months of 2022 to 96.1% for the first six months of 2023.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	5.2	4.5	4.8	4.5
Rent and purchased transportation	84.4	79.7	83.4	81.0
Other	2.2	2.0	2.0	1.9
Total operating expenses	91.8	86.2	90.2	87.4
Operating income	8.2	13.8	9.8	12.6
Non-operating income / (expense)	0.4	(1.0)	0.3	(0.2)
Interest expense	(0.7)	(0.7)	(0.7)	(0.7)
Income before income taxes	7.9	12.1	9.4	11.7

THREE MONTHS ENDED JUNE 30, 2023 VS. THREE MONTHS ENDED JUNE 30, 2022

During the second quarter of 2023, logistics and brokerage services revenue, before fuel surcharges, decreased 9.1% to $61.9 million as compared to $68.0 million during the second quarter of 2022. The decrease relates to a decrease in the average rates charged to customers, offset by an increase in the number of loads serviced during the second quarter of 2023 as compared to the second quarter of 2022.

Rents and purchased transportation increased from 79.7% of revenues, before fuel surcharges, during the second quarter of 2022 to 84.4% of revenues, before fuel surcharges, during the second quarter of 2023. The increase resulted from paying third-party carriers a larger percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 86.2% for the second quarter of 2022 to 91.8% for the second quarter of 2023.

SIX MONTHS ENDED JUNE 30, 2023 VS. SIX MONTHS ENDED JUNE 30, 2022

During the first six months of 2023, logistics and brokerage services revenue, before fuel surcharges, decreased 6.5% to $130.1 million as compared to $139.2 million during the first six months of 2022. The decrease relates to a decrease in the average rates charged to customers, offset by an increase in the number of loads serviced during the first six months of 2023 as compared to the first six months of 2022.

Rents and purchased transportation increased from 81.0% of revenues, before fuel surcharges, during the first six months of 2022 to 83.4% of revenues, before fuel surcharges, during the first six months of 2023. The increase resulted from paying third-party carriers a larger percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 87.4% for the first six months of 2022 to 90.2% for the first six months of 2023.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED JUNE 30, 2023 VS. THREE MONTHS ENDED JUNE 30, 2022

Net income for all divisions was approximately $9.3 million, or 5.1% of revenues, before fuel surcharges for the second quarter of 2023 as compared to net income of $24.2 million, or 11.9% of revenues, before fuel surcharges for the second quarter of 2022. The decrease in net income resulted in diluted earnings per share of $0.42 for the second quarter of 2023 as compared to diluted earnings per share of $1.08 for the second quarter of 2022.

SIX MONTHS ENDED JUNE 30, 2023 VS. SIX MONTHS ENDED JUNE 30, 2022

Net income for all divisions was approximately $14.6 million, or 3.9% of revenues, before fuel surcharges for the first six months of 2023 as compared to net income of $48.1 million, or 12.1% of revenues, before fuel surcharges for the first six months of 2022. The decrease in net income resulted in a diluted earnings per share of $0.65 for the first six months of 2023 as compared to diluted earnings per share of $2.14 for the first six months of 2022.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, and borrowings under our credit facilities, installment notes, and investment margin account.

During the first six months of 2023, we generated $67.5 million in cash from operating activities. Investing activities used $4.4 million in cash in the first six months of 2023. Financing activities used $39.1 million in cash in the first six months of 2023.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first six months of 2023, we utilized cash on hand and our line of credit to finance purchases of revenue equipment and other assets of approximately $13.0 million.

We commonly finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 84 months. During the first six months of 2023, the Company did not enter into any new installment obligations.

During the remainder of 2023, we expect to purchase approximately 340 trucks and 1,000 trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $71.4 million.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future.

During the first six months of 2023, we maintained a revolving line of credit. Amounts outstanding under the line bear interest at Term SOFR plus 1.35% (6.42% at June 30, 2023), are secured by our trade accounts receivable and mature on July 1, 2024. An “unused fee” of 0.25% is charged if average borrowings are less than $18.0 million. At June 30, 2023 outstanding advances on the line of credit were approximately $0.4 million, consisting of letters of credit, with availability to borrow $59.6 million.

Trade accounts receivable decreased from $134.7 million at December 31, 2022 to $100.8 million at June 30, 2023. The decrease resulted from a decrease in freight revenues, which flow through accounts receivable, during the first six months of 2023 as compared to the fourth quarter of 2022.

Prepaid expenses and deposits decreased from $15.7 million at December 31, 2022 to $11.9 million at June 30, 2023. The decrease relates to the normal amortization of items prepaid as of December 31, 2022.

Revenue equipment decreased from $637.5 million at December 31, 2022 to $618.6 million at June 30, 2023. The decrease is primarily due to the disposition of aging trucks and trailers during the first six months of 2023.

Accounts payable decreased from $48.9 million at December 31, 2022 to $41.0 million at June 30, 2023. This decrease was primarily attributable to a decrease in the amount due to third-party carriers as of June 30, 2023.

Accrued expenses and other liabilities decreased from $34.2 million at December 31, 2022 to $20.8 million at June 30, 2023. The decrease is primarily due to the payment of claims reserves that were accrued at December 31, 2022.

Long-term debt and current maturities of long term-debt are reviewed on an aggregate basis, as the classification of amounts in each category are typically affected merely by the passage of time. Long-term debt and current maturities of long-term debt, on an aggregate basis, decreased from $264.3 million at December 31, 2022 to $230.0 million at June 30, 2023. The decrease was primarily related to not financing the acquisition of additional revenue equipment during the first six months of 2023.

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

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities decreased to $41.3 million at June 30, 2023 from $41.7 million at December 31, 2022. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $4.1 million. For additional information with respect to the marketable equity securities, see Note D to our condensed consolidated financial statements.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We were named a defendant in a putative class action lawsuit filed on August 6, 2021, in the United States District Court for the Western District of Arkansas. The complaint alleged failure to pay over-the-road drivers minimum wage under the Fair Labor Standards Act and the Arkansas Minimum Wage Act, violations of the Electronic Funds Transfer Act (EFTA), violations of the Arkansas Wage Payment Law (discharge pay and unlawful, usurious advance fees), violations of the Arkansas Common Law, and violations of the Racketeer Influenced and Corrupt Organizations Act (RICO).  We denied liability on all claims.  On August 5, 2022, the parties filed a Joint Motion for Preliminary Approval of a Collective and Class Action Settlement.  On October 7, 2022, the parties submitted to the court an executed Settlement Agreement and Release, to resolve and release all claims asserted in the litigation from January 1, 2020, through July 31, 2022, for $4,750,000. We did not admit liability for any claim. The District Court granted preliminary approval of the settlement on November 14, 2022. Notice of the settlement has been sent to class and collective action members. A final settlement approval hearing is scheduled for October 11, 2023. Management has determined that any losses under this claim will not be covered by existing insurance policies.

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s stock repurchase program has been extended and expanded several times, most recently in November 2021, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. Since the reauthorization, the Company has repurchased 313,006 shares of its common stock under this repurchase program.

The following table summarizes the Company’s common stock repurchases during the second quarter of 2023. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser.”

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1-30, 2023	17,231	$28.03	17,231	190,744
May 1-31, 2023	2,500	24.30	2,500	188,244
June 1-30, 2023	1,250	27.20	1,250	186,994
Total	20,981	$27.56	20,981

(1)	The Company’s stock repurchase program does not have an expiration date.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002)
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

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: July 31, 2023	By: /s/ Joseph A. Vitiritto
Joseph A. Vitiritto
President and Chief Executive Officer
(principal executive officer)

Dated: July 31, 2023	By: /s/ Lance K. Stewart
Lance K. Stewart
Vice President-Finance, Chief Financial
Officer, and Treasurer
(principal accounting and financial officer)