Form 10-Q
period 2023-09-30
PAM TRANSPORTATION SERVICES INC
filed 2023-10-31
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                    Yes  ☐         No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 17, 2023
Common Stock, $.01 Par Value	22,021,341

P.A.M. TRANSPORTATION SERVICES, INC.

Form 10-Q

For the Quarter Ended September 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$102,299	$74,087
Accounts receivable-net:
Trade, less current estimated credit loss of $7,411 and $5,381, respectively	96,456	134,739
Other	7,639	6,263
Inventories	2,600	2,570
Prepaid expenses and deposits	10,932	15,729
Marketable equity securities	41,250	41,728
Income taxes refundable	8,423	5,650
Total current assets	269,599	280,766

Property and equipment:
Land	23,078	19,718
Structures and improvements	42,318	35,534
Revenue equipment	634,200	637,510
Office furniture and equipment	15,077	13,157
Total property and equipment	714,673	705,919
Accumulated depreciation	(257,753)	(242,324)
Net property and equipment	456,920	463,595

Other assets	5,202	4,801

TOTAL ASSETS	$731,721	$749,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,653	$48,917
Accrued expenses and other liabilities	22,054	34,233
Current maturities of long-term debt	56,149	58,815
Total current liabilities	135,856	141,965

Long-term debt - less current portion	171,418	205,466
Deferred income taxes	107,415	101,445
Other long-term liabilities	750	103
Total liabilities	415,439	448,979

COMMITMENTS AND CONTINGENCIES (Note L)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 50,000,000 shares authorized; 22,317,671 and 22,293,687 shares issued; 22,021,341 and 22,166,450 shares outstanding at September 30, 2023 and December 31, 2022, respectively	223	223
Additional paid-in capital	40,660	40,472
Treasury stock, at cost; 296,330 and 127,237 shares at September 30, 2023 and December 31, 2022, respectively	(8,736)	(4,000)
Retained earnings	284,135	263,488
Total stockholders’ equity	316,282	300,183

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$731,721	$749,162

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
OPERATING REVENUES:
Revenue, before fuel surcharge	$174,348	$216,475	$549,885	$615,303
Fuel surcharge	27,154	36,155	80,754	93,943
Total operating revenues	201,502	252,630	630,639	709,246

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	46,032	50,847	142,138	133,069
Operating supplies and expenses	42,378	48,071	123,589	123,156
Rent and purchased transportation	78,595	93,501	244,020	273,521
Depreciation	15,552	16,289	47,805	46,647
Insurance and claims	5,146	5,149	25,205	19,281
Other	5,305	4,579	17,936	12,712
Gain on disposition of equipment	(339)	(1,301)	(1,175)	(2,662)
Total operating expenses and costs	192,669	217,135	599,518	605,724

OPERATING INCOME	8,833	35,495	31,121	103,522

NON-OPERATING INCOME/(EXPENSE)	1,638	(1,886)	3,729	(2,829)
INTEREST EXPENSE	(2,046)	(1,922)	(6,565)	(5,587)

INCOME BEFORE INCOME TAXES	8,425	31,687	28,285	95,106

FEDERAL AND STATE INCOME TAX EXPENSE:
Current	(2,313)	4,462	1,667	10,193
Deferred	4,641	2,659	5,970	12,223
Total federal and state income tax expense	2,328	7,121	7,637	22,416

NET INCOME	$6,097	$24,566	$20,648	$72,690

INCOME PER COMMON SHARE:
Basic	$0.28	$1.10	$0.94	$3.26
Diluted	$0.28	$1.09	$0.93	$3.24

AVERAGE COMMON SHARES OUTSTANDING:
Basic	22,021	22,263	22,068	22,276
Diluted	22,139	22,440	22,219	22,468

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$20,648	$72,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47,805	46,647
Bad debt expense	2,081	732
Stock compensation-net of excess tax benefits	387	528
Provision for deferred income taxes	5,970	12,223
Loss on marketable equity securities	422	4,340
Gain on sale or disposition of equipment	(1,175)	(2,662)
Gain on sale of marketable equity securities	(88)	-
Changes in operating assets and liabilities:
Accounts receivable	34,827	(22,727)
Prepaid expenses, deposits, inventories, and other assets	4,119	(2,983)
Income taxes payable	(2,772)	(4,346)
Trade accounts payable	(7,849)	4,917
Accrued expenses and other liabilities	(10,571)	10,714
Net cash provided by operating activities	93,804	120,073

INVESTING ACTIVITIES:
Purchases of property and equipment	(26,784)	(42,953)
Acquisition of business, net of cash acquired	-	(64,317)
Proceeds from disposition of equipment	15,727	12,568
Sales of marketable equity securities	143	-
Purchases of marketable equity securities, net of return of capital	-	(918)
Net cash used in investing activities	(10,914)	(95,620)

FINANCING ACTIVITIES:
Borrowings under line of credit	692,253	720,879
Repayments under line of credit	(692,253)	(720,879)
Borrowings of long-term debt	-	59,849
Repayments of long-term debt	(49,029)	(53,948)
Borrowings under margin account	38	948
Repayments under margin account	(951)	(1,127)
Repurchases of common stock	(4,736)	(5,877)
Net cash used in financing activities	(54,678)	(155)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	28,212	24,298

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -Beginning of period	74,087	18,509

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -End of period	$102,299	$42,807

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,111	$5,406
Income taxes	$4,768	$14,540

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable	$17,017	$0

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2023	22,166	$223	$40,472	$(4,000)	$263,488	$300,183

Net Income	-	-	-	-	5,231	5,231

Treasury stock repurchases	(123)	-	-	(3,516)	-	(3,516)

Restricted stock issued	7	-	-	-	-	-

Stock based compensation	-	-	208	-	-	208

Balance at March 31, 2023	22,050	$223	$40,680	$(7,516)	$268,719	$302,106

Net Income	-	-	-	-	9,319	9,319

Treasury stock repurchases	(21)	-	-	(579)	-	(579)

Restricted stock issued	6	-	-	-	-	-

Stock based compensation	-	-	34	-	-	34

Balance at June 30, 2023	22,035	$223	$40,714	$(8,095)	$278,038	$310,880

Net Income	-	-	-	-	6,097	6,097

Treasury stock repurchases	(25)	-	-	(641)	-	(641)

Restricted stock issued	11	-	-	-	-	-

Restricted stock net settlement	-	-	(199)	-	-	(199)

Stock based compensation	-	-	145	-	-	145

Balance at September 30, 2023	22,021	$223	$40,660	$(8,736)	$284,135	$316,282

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2022	22,348	$234	$84,472	$(169,946)	$301,350	$216,110

Net Income	-	-	-	-	23,942	23,942

Stock split	-	111	(111)	-	-	-

Treasury stock repurchases	(83)	-	-	(3,000)	-	(3,000)

Retirement of treasury shares	-	(122)	(44,289)	172,946	(128,535)	-

Stock based compensation	-	-	137	-	-	137

Balance at March 31, 2022	22,265	$223	$40,209	$-	$196,757	$237,189

Net Income	-	-	-	-	24,182	24,182

Exercise of stock awards-shares issued including tax benefits	4	-	-	-	-	-

Stock based compensation	-	-	216	-	-	216

Balance at June 30, 2022	22,269	$223	$40,425	$-	$220,939	$261,587

Net Income	-	-	-	-	24,566	24,566

Restricted stock issued	11	-	-	-	-	-

Restricted stock net settlement	-	-	(315)	-	-	(315)

Stock based compensation	-	-	175	-	-	175

Treasury stock repurchases	(93)	-	-	(2,877)		(2,877)

Balance at September 30, 2022	22,187	$223	$40,285	$(2,877)	$245,505	$283,136

See notes to condensed consolidated financial statements.

All prior period share and per share data has been retroactively adjusted to reflect the stock split that occurred on March 29, 2022.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2023

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

The consolidated financial results for the three and nine months ended  September 30, 2023, include the results of our recently formed subsidiaries, Met Express, Inc. and Costar Equipment, Inc., from June 14, 2022, the date of the acquisition of substantially all of the assets and certain liabilities of Metropolitan Trucking, Inc. and its related entities, through  September 30, 2023. All material intercompany items and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine-month period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022.

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

NOTE B: RECENT ACCOUNTING PRONOUNCEMENTS

The Company considered the applicability and impact of all accounting standard updates ("ASU") issued by the Financial Accounting Standards Board ("FASB") to the Accounting Standards Codification ("ASC") and has determined there are no ASUs that have not already been adopted which require significant consideration for disclosure as of September 30, 2023. Additionally, the Company did not adopt any new ASUs during the quarter ended September 30, 2023.

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

Revenue is recognized over time as the freight progresses towards its destination and the transportation service obligation is fulfilled. For loads picked up during the reporting period but delivered in a subsequent reporting period, revenue is allocated to each period based on the transit time in each period as a percentage of total transit time. There are no assets or liabilities recorded in conjunction with revenue recognized, other than accounts receivable and estimated credit losses.

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

The following table sets forth market value, cost, and unrealized gains on equity securities as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
	(in thousands)
Fair market value	$41,250	$41,728
Cost	30,294	30,350
Unrealized gain	$10,956	$11,378

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
	(in thousands)
Gross unrealized gains	$13,803	$13,478
Gross unrealized losses	2,847	2,100
Net unrealized gain	$10,956	$11,378

The following table shows the Company’s net realized gains during the three and nine months ending on September 30, 2023 and 2022, respectively, on certain marketable equity securities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)
Sales proceeds	$343	$-	$343	$-
Cost of securities sold	255	-	255	-
Realized gain	$88	$-	$88	$-

For the quarter ended September 30, 2023, the Company recognized dividend income of approximately $419,000 in non-operating income in its condensed consolidated statements of operations. For the nine months ended September 30, 2023, the Company recognized dividend income of approximately $1,158,000 in non-operating income in its condensed consolidated statements of operations.

The Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of September 30, 2023, and December 31, 2022, the Company had outstanding borrowings of approximately $0 and $914,000, respectively, under its margin account. Margin account borrowings are used for the purchase of marketable equity securities and as a source of short-term liquidity and are included in accrued expenses and other liabilities on our condensed consolidated balance sheets.

Our marketable equity securities portfolio had a net unrealized pre-tax gain in market value of approximately $119,000 during the third quarter of 2023, and a net unrealized pre-tax loss in market value of approximately $2,387,000 during the third quarter of 2022, which were reported as non-operating income in its condensed consolidated statements of operations for the respective periods.

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

The total grant date fair value of stock vested during the first nine months of 2023 was approximately $576,000. The total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits during the first nine months of 2023, was approximately $387,000 and includes approximately $55,000 recognized as a result of the grant of shares to certain non-employee directors. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.01 during the first nine months of 2023. As of September 30, 2023, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $2,687,000, which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $552,000 in additional compensation expense related to unvested stock awards during the remainder of 2023 and to recognize approximately $728,000, $777,000, $493,000, and $136,000 in additional compensation expense related to unvested stock awards during the years 2024, 2025, 2026, and 2027, respectively.

The total grant date fair value of stock vested during the first nine months of 2022 was approximately $269,000. The total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits during the first nine months of 2022, was approximately $528,000. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.01 during the first nine months of 2022. As of  September 30, 2022, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $2,601,000, which was being amortized on a straight-line basis over the remaining vesting period.

A summary of the status of the Company’s non-vested restricted stock as of September 30, 2023, and changes during the nine months ended September 30, 2023, is as follows:

	Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2023	235,832	$13.15
Granted	30,608	27.97
Canceled/forfeited/expired	(34,672)	16.85
Vested	(32,954)	17.49
Non-vested at September 30, 2023	198,860	$14.07

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands)

Truckload Services revenue	$112,257	64.4	$144,982	67.0	$357,681	65.1	$404,658	65.8
Brokerage and Logistics Services revenue	62,091	35.6	71,493	33.0	192,204	34.9	210,645	34.2
Total revenues	$174,348	100.0	$216,475	100.0	$549,885	100.0	$615,303	100.0

NOTE G: TREASURY STOCK

The Company’s stock repurchase program has been extended and expanded several times, most recently in July 2023, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. As of September 30, 2023, there remain 475,066 shares of common stock authorized for repurchase under this plan.

The Company accounts for treasury stock using the cost method. As of September 30, 2023, 296,330 shares were held in the treasury at an aggregate cost of approximately $8,736,000.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands, except per share data)

Net income	$6,097	$24,566	$20,648	$72,690

Basic weighted average common shares outstanding	22,021	22,263	22,068	22,276
Dilutive effect of common stock equivalents	118	177	151	192
Diluted weighted average common shares outstanding	22,139	22,440	22,219	22,468

Basic earnings per share	$0.28	$1.10	$0.94	$3.26
Diluted earnings per share	$0.28	$1.09	$0.93	$3.24

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, Accounting for Income Taxes, weighs all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of September 30, 2023, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of September 30, 2023, an adjustment to the Company’s condensed consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the nine months ended September 30, 2023 and 2022, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company’s effective income tax rates were 27.0% and 23.6% for the nine months ended September 30, 2023 and 2022, respectively. Our effective tax rate for the nine months ended September 30, 2023 differs from amounts computed by applying the United States federal statutory rates to pre-tax income primarily due to state income taxes and the tax treatment of non-deductible expenses, including but not limited to driver meals and per diem expenses.

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

At September 30, 2023, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$41,250	$41,250	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at September 30, 2023 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$227,567	$220,865

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE

During the first nine months of 2023, the Company’s subsidiaries entered into installment obligations totaling approximately $12.3 million for the purpose of purchasing revenue equipment and other assets. These obligations are payable in monthly installments and are recorded in long-term debt and current maturities on the condensed consolidated balance sheets. The terms of these obligations are 60 months.

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

We were named a defendant in a putative class action lawsuit filed on August 6, 2021, in the United States District Court for the Western District of Arkansas. The complaint alleged failure to pay over-the-road drivers minimum wage under the Fair Labor Standards Act and the Arkansas Minimum Wage Act, violations of the Electronic Funds Transfer Act (EFTA), violations of the Arkansas Wage Payment Law (discharge pay and unlawful, usurious advance fees), violations of the Arkansas Common Law, and violations of the Racketeer Influenced and Corrupt Organizations Act (RICO).  We denied liability on all claims.  On August 5, 2022, the parties filed a Joint Motion for Preliminary Approval of a Collective and Class Action Settlement.  On October 7, 2022, the parties submitted to the court an executed Settlement Agreement and Release, to resolve and release all claims asserted in the litigation from January 1, 2020, through July 31, 2022, for $4,750,000. We did not admit liability for any claim. The District Court granted preliminary approval of the settlement on November 14, 2022. Notice of the settlement has been sent to class and collective action members. A final settlement approval hearing was held, and the settlement was approved, on October 11, 2023. Management has determined that any losses under this claim will not be covered by existing insurance policies.

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

Right-of-Use Leases

The Company is party to operating leases which include initial terms ranging from three to five years and which do not include an option for early cancellation. In accordance with the provisions of ASC Topic 842, these leases resulted in the recognition of right-of-use assets and corresponding operating lease liabilities, respectively, valued at $0.2 million as of September 30, 2023. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using the Company’s incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable. The right-of-use assets are recorded in other assets, and the lease liability is recorded in accrued expenses and other liabilities and in other long-term liabilities on our condensed consolidated balance sheets. Lease expense is recorded on a straight-line basis over the lease term and is recorded in rent and purchased transportation in our condensed consolidated statements of operations. While these lease agreements may contain provisions to extend after the initial term for an additional five years, the Company is not reasonably certain these extension options will be exercised. Therefore, potential lease payments that might occur under this extension period are not included in amounts recorded in our condensed consolidated balance sheets as of September 30, 2023.

Scheduled amounts and timing of cash flows arising from future right-of-use operating lease payments at September 30, 2023, are:

Maturity of Lease Liabilities	(in thousands)
2023 (remaining)	$85
2024	114
2025 and thereafter	-
Total undiscounted operating lease payments	$199
Less: Imputed interest	(1)
Present value of operating lease liabilities	$198

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$198

Current lease liabilities (recorded in other current liabilities)	$198
Long-term lease liabilities (recorded in other long-term liabilities)	0
Total operating lease liabilities	$198

Other Information
Weighted-average remaining lease term for operating leases (in years)	0.58
Weighted-average discount rate for operating leases	3.74%

Cash Flows

No new right-of-use assets were recognized as a non-cash asset addition that resulted from new operating lease liabilities during the nine months ended September 30, 2023. Cash paid for amounts included in the present value of operating lease liabilities was $0.1 million during the nine months ended September 30, 2023, and is included in operating cash flows within the condensed consolidated statement of cash flows.

Operating Lease Costs

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)

Long-term	$83	$125	$246	$435
Short-term	831	627	2,327	1,732
Total	$914	$752	$2,573	$2,167

Lease Revenue

The Company's operating lease revenue is disclosed in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)

Leased truck revenue (recorded in revenue, before fuel surcharge)	$1,952	$2,228	$6,070	$6,519
Leased building space revenue (recorded in non-operating income)	99	99	296	426
Total lease revenue	$2,051	$2,327	$6,366	$6,945

The Company leases trucks to owner-operators under operating leases, which generally have a term of up to five years and include options to purchase the truck at the end of the lease. In the event that an independent contractor defaults on their lease, the Company generally leases the truck to another independent contractor.

As of September 30, 2023, the gross carrying value of trucks underlying these leases was $54.8 million and accumulated depreciation was $25.1 million. Depreciation is calculated on a straight-line basis over the estimated useful life of the equipment, down to an estimated salvage value. In most cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed by the manufacturer. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal. During the quarter ended September 30, 2023, the Company incurred $0.6 million of depreciation expense for these assets.

The Company leases dock space to a related party at our Laredo, Texas terminal. The dock space is depreciated in conjunction with the structures and improvements for the entire Laredo terminal on a straight-line basis over the estimated useful life of the assets. Lease income is recorded as a component of non-operating income in our condensed consolidated statements of operations.

Lease Receivables

Future minimum operating lease payments receivable at September 30, 2023:

(in thousands)

2023 (remaining)	$1,871
2024	6,373
2025	3,837
2026	1,825
2027 and thereafter	51
Total future minimum lease payments receivable	$13,957

NOTE N: NONCASH INVESTING AND FINANCING ACTIVITIES

The Company financed approximately $12.3 million in equipment purchases during the first nine months of 2023 utilizing noncash financing.

NOTE O: ACQUISITION OF METROPOLITAN TRUCKING

On June 14, 2022, subsidiaries of the Company, Met Express, Inc. and Costar Equipment, Inc. (collectively, the “Buyer”), entered into an Asset Purchase Agreement with Metropolitan Trucking, Inc. and related subsidiaries. Metropolitan Trucking, Inc. was a truckload carrier headquartered in Saddle Brook, New Jersey, providing asset-based dry van truckload transportation services, including local, regional and dedicated services. The acquisition has been determined to be a business combination.

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

Total cash paid of $64.3 million was funded out of the Company’s available cash. The Transaction included the assumption of $12.6 million of indebtedness and $2.9 million of other current liabilities. The Asset Purchase Agreement contains customary representations, warranties, covenants, escrow and indemnification provisions.

The results of the acquired business have been included in the condensed consolidated financial statements since the date of acquisition and represented 12.4% of consolidated total assets as of September 30, 2023 and 9.3% of revenues excluding fuel surcharge for the quarter ended September 30, 2023.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed, and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 64.4% and 67.0% of total revenues, excluding fuel surcharges, for the quarters ended September 30, 2023, and 2022, respectively. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefits costs, independent broker costs (which we record as purchased transportation), insurance, maintenance and capital equipment costs.

In discussing our results of operations, we use revenue before fuel surcharge (and fuel expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes-volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended September 30, 2023 and 2022, approximately $27.2 million and $36.2 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the nine months ended September 30, 2023 and 2022, approximately $80.8 million and $93.9 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	38.2	32.8	37.2	30.5
Operating supplies and expenses	13.3	8.1	11.7	7.1
Rent and purchased transportation	22.6	25.2	23.0	25.7
Depreciation	13.6	11.0	13.1	11.2
Insurance and claims	4.6	3.5	7.0	4.8
Other	3.8	2.9	4.3	2.7
Gain on sale or disposal of property	(0.3)	(0.9)	(0.3)	(0.7)
Total operating expenses	95.8	82.6	96.0	81.3
Operating income	4.2	17.4	4.0	18.7
Non-operating income / (expense)	1.0	(0.9)	0.8	(0.5)
Interest expense	(1.4)	(1.0)	(1.5)	(1.0)
Income before income taxes	3.8	15.5	3.3	17.2

THREE MONTHS ENDED SEPTEMBER 30, 2023 VS. THREE MONTHS ENDED SEPTEMBER 30, 2022

During the third quarter of 2023, truckload services revenue, before fuel surcharges, decreased 22.6% to $112.3 million as compared to $145.0 million during the third quarter of 2022. The decrease in revenue was primarily the result of a market driven decrease in the average rate per mile charged to our customers during the third quarter of 2023 compared to third quarter 2022. Also contributing to the revenue reduction was a 150 truck decrease in the average number of trucks operated by the Company during the third quarter 2023 compared to the third quarter 2022 as the company aligned fleet size to decreased demand from customers. To a lesser extent, revenue was negatively impacted by the United Auto Workers strike that began in mid-September of 2023 against a group of our automotive customers.

Salaries, wages and benefits increased from 32.8% of revenues, before fuel surcharges, in the third quarter of 2022 to 38.2% of revenues, before fuel surcharges, during the third quarter of 2023. This percentage-based increase is primarily a result of a decrease in the average rate per mile charged to our customers, coupled with an increase in proportion of total miles driven by drivers employed by the Company, as opposed to transportation purchased from third parties, in the third quarter of 2023 compared to the third quarter of 2022, as well as the result of the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, maintenance wages, and operations wages with a decrease in revenues for the periods compared.

Operating supplies and expenses increased from 8.1% of revenues, before fuel surcharges, during the third quarter of 2022 to 13.3% of revenues, before fuel surcharges, during the third quarter of 2023. The increase relates primarily to an increase in the average surcharge-adjusted fuel price paid per gallon of diesel fuel, which was a result of decreased fuel surcharge collections from customers. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that, during periods of rising fuel prices, fuel surcharge collections increase, while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner-operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner-operators for their services is reported along with their base rate of pay in the rent and purchased transportation category. These categorizations have the effect of increasing our net operating supplies and expenses while decreasing the rent and purchased transportation category.

Rent and purchased transportation decreased from 25.2% of revenues, before fuel surcharges, during the third quarter of 2022 to 22.6% of revenues, before fuel surcharges, during the third quarter of 2023. The decrease was primarily due to a decrease in the rates charged by third-party carriers during the third quarter of 2023 compared to the third quarter of 2022. Also contributing to the decrease was a decrease in the average number of owner-operators under contract during the third quarter of 2023, compared to the third quarter of 2022, as well as a decrease in the average rate per mile, including fuel surcharges, paid to owner-operators during the respective periods.

Depreciation increased from 11.0% of revenues, before fuel surcharges, during the third quarter of 2022 to 13.6% of revenues, before fuel surcharges, during the third quarter of 2023. This percentage-based increase is primarily a result of the interaction of a decrease in operating revenues with the fixed-cost nature of depreciation expense. Due to the fixed-cost nature of depreciation, a decrease in operating revenues, before fuel surcharge, without a corresponding proportional decrease in depreciation, increases depreciation expense as a percentage of operating revenues.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 82.6% for the third quarter of 2022 to 95.8% for the third quarter of 2023.

Non-operating income (expense) improved from a loss of 0.9% of revenues, before fuel surcharges, during the third quarter of 2022 to income of 1.0% of revenues, before fuel surcharges, during the third quarter of 2023. This increase primarily resulted from the change in the market values of our portfolio of marketable equity securities. The Company recorded a $0.1 million increase in the market value of our marketable equity securities in non-operating income (expense) during the third quarter of 2023, compared to a $2.4 million decrease in the market value of our marketable equity securities during the third quarter of 2022.

NINE MONTHS ENDED SEPTEMBER 30, 2023 VS. NINE MONTHS ENDED SEPTEMBER 30, 2022

For the nine months ended September 30, 2023, truckload services revenue, before fuel surcharges, decreased 11.6% to $357.7 million as compared to $404.7 million for the nine months ended September 30, 2022. The decrease in revenue was primarily the result of a decrease in the average rate per mile charged to our customers during the first nine months of 2023 compared to the first nine months of 2022. The decrease in revenue during the first nine months of 2023, as compared to the first nine months of 2022, was intensified by the United Auto Workers strike that began in September of 2023. To a lesser extent, revenue was negatively impacted by the United Auto Workers strike that began in mid-September of 2023 against a group of our automotive customers.

Salaries, wages and benefits increased from 30.5% of revenues, before fuel surcharges, in the first nine months of 2022 to 37.2% of revenues, before fuel surcharges, during the first nine months of 2023. This percentage-based increase is primarily a result of a decrease in the average rate per mile charged to our customers, coupled with an increase in total miles and related driver pay in the first nine months of 2023 compared to the first nine months of 2022, as well as the result of the interaction of expenses with fixed-cost characteristics, such as general and administrative wages, maintenance wages, and operations wages with a decrease in revenues for the periods compared.

Operating supplies and expenses increased from 7.1% of revenues, before fuel surcharges, during the first nine months of 2022 to 11.7% of revenues, before fuel surcharges, during the first nine months of 2023. The percentage-based increase relates primarily to an increase in the average surcharge-adjusted fuel price paid per gallon of diesel fuel, which increased as a result of decreased fuel surcharge collections from customers. Fuel surcharge collections can fluctuate significantly from period to period as they are generally based on changes in fuel prices from period to period so that, during periods of rising fuel prices, fuel surcharge collections increase, while fuel surcharge collections decrease during periods of falling fuel prices. Fuel surcharge revenue generated from transportation services performed by owner-operators is reflected as a reduction in net operating supplies and expenses, while fuel surcharges paid to owner-operators for their services is reported along with their base rate of pay in the rent and purchased transportation category. These categorizations have the effect of increasing our net operating supplies and expenses while decreasing the rent and purchased transportation category.

Rent and purchased transportation decreased from 25.7% of revenues, before fuel surcharges, during the first nine months of 2022 to 23.0% of revenues, before fuel surcharges, during the first nine months of 2023. The decrease was primarily due to a decrease in the rates charged by third-party carriers during the first nine months of 2023 compared to the first nine months of 2022. Also contributing to the decrease was a decrease in the average number of owner-operators under contract during the first nine months of 2023, compared to the first nine months of 2022, as well as a decrease in the average rate per mile, including fuel surcharges, paid to owner-operators during the respective periods.

Depreciation increased from 11.2% of revenues, before fuel surcharges, during the first nine months of 2022 to 13.1% of revenues, before fuel surcharges, during the first nine months of 2023. This percentage-based increase is primarily a result of the interaction of a decrease in operating revenues with the fixed-cost nature of depreciation expense. Due to the fixed-cost nature of depreciation, a decrease in operating revenues, before fuel surcharge, without a corresponding proportional decrease in depreciation, increases depreciation expense as a percentage of operating revenues.

Insurance and claims expense increased from 4.8% of revenues, before fuel surcharges, during the first nine months of 2022 to 7.0% of revenues before fuel surcharges, during the first nine months of 2023. This increase relates primarily to an increase in accident reserves recognized in the first quarter of 2023. During the quarter ended March 31, 2023, the Company recorded a $10.0 million liability for claims expected to settle in excess of insurance limits, specific to an accident in February 2022.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 81.3% for the first nine months of 2022 to 96.0% for the first nine months of 2023.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	4.9	4.6	4.8	4.6
Rent and purchased transportation	86.8	80.4	85.1	81.5
Other	1.6	0.7	1.3	0.8
Total operating expenses	93.3	85.7	91.2	86.9
Operating income	6.7	14.3	8.8	13.1
Non-operating income / (expense)	0.7	(0.8)	0.5	(0.4)
Interest expense	(0.7)	(0.6)	(0.8)	(0.6)
Income before income taxes	6.7	12.9	8.5	12.1

THREE MONTHS ENDED SEPTEMBER 30, 2023 VS. THREE MONTHS ENDED SEPTEMBER 30, 2022

During the third quarter of 2023, logistics and brokerage services revenue, before fuel surcharges, decreased 13.2% to $62.1 million as compared to $71.5 million during the third quarter of 2022. The decrease relates to a decrease in the average rates charged to customers, offset by an increase in the number of loads serviced during the third quarter of 2023 as compared to the third quarter of 2022.

Rents and purchased transportation increased from 80.4% of revenues, before fuel surcharges, during the third quarter of 2022 to 86.8% of revenues, before fuel surcharges, during the third quarter of 2023. The increase resulted from paying third-party carriers a larger percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 85.7% for the third quarter of 2022 to 93.3% for the third quarter of 2023.

NINE MONTHS ENDED SEPTEMBER 30, 2023 VS. NINE MONTHS ENDED SEPTEMBER 30, 2022

During the first nine months of 2023, logistics and brokerage services revenue, before fuel surcharges, decreased 8.8% to $192.2 million as compared to $210.6 million during the first nine months of 2022. The decrease relates to a decrease in the average rates charged to customers, offset by an increase in the number of loads serviced during the first nine months of 2023 as compared to the first nine months of 2022.

Rents and purchased transportation increased from 81.5% of revenues, before fuel surcharges, during the first nine months of 2022 to 85.1% of revenues, before fuel surcharges, during the first nine months of 2023. The increase resulted from paying third-party carriers a larger percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 86.9% for the first nine months of 2022 to 91.2% for the first nine months of 2023.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED SEPTEMBER 30, 2023 VS. THREE MONTHS ENDED SEPTEMBER 30, 2022

Net income for all divisions was approximately $6.1 million, or 3.5% of revenues, before fuel surcharges for the third quarter of 2023 as compared to net income of $24.6 million, or 11.3% of revenues, before fuel surcharges for the third quarter of 2022. The decrease in net income resulted in diluted earnings per share of $0.28 for the third quarter of 2023 as compared to diluted earnings per share of $1.09 for the third quarter of 2022.

NINE MONTHS ENDED SEPTEMBER 30, 2023 VS. NINE MONTHS ENDED SEPTEMBER 30, 2022

Net income for all divisions was approximately $20.6 million, or 3.8% of revenues, before fuel surcharges for the first nine months of 2023 as compared to net income of $72.7 million, or 11.8% of revenues, before fuel surcharges for the first nine months of 2022. The decrease in net income resulted in a diluted earnings per share of $0.93 for the first nine months of 2023 as compared to diluted earnings per share of $3.24 for the first nine months of 2022.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, and borrowings under our credit facilities, installment notes, and investment margin account.

During the first nine months of 2023, we generated $93.8 million in cash from operating activities. Investing activities used $10.9 million in cash in the first nine months of 2023. Financing activities used $54.7 million in cash in the first nine months of 2023.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes with fixed interest rates and terms ranging from 36 to 84 months, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first nine months of 2023, we utilized cash on hand, installment notes, and our line of credit to finance purchases of revenue equipment and other assets of approximately $26.8 million.

During the remainder of 2023, we expect to purchase approximately 330 trucks and 1,130 trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $90.8 million.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future.

During the first nine months of 2023, we maintained a revolving line of credit. Amounts outstanding under the line bear interest at Term SOFR plus 1.35% (6.65% at September 30, 2023), are secured by our trade accounts receivable and mature on July 1, 2024. An “unused fee” of 0.25% is charged if average borrowings are less than $18.0 million. At September 30, 2023 borrowings against the line of credit were $0, but there were letters of credit of approximately $0.4 million which reduced the availability to borrow against the line of credit to $59.6 million.

Trade accounts receivable decreased from $134.7 million at December 31, 2022 to $96.5 million at September 30, 2023. The decrease resulted from a decrease in freight revenues, which flow through accounts receivable, during the third quarter of 2023 as compared to the fourth quarter of 2022.

Prepaid expenses and deposits decreased from $15.7 million at December 31, 2022 to $10.9 million at September 30, 2023. The decrease relates to the normal amortization of items prepaid as of December 31, 2022.

Revenue equipment decreased from $637.5 million at December 31, 2022 to $634.2 million at September 30, 2023. The decrease is primarily due to the disposition of aging trucks and trailers during the first nine months of 2023.

Accounts payable increased from $48.9 million at December 31, 2022 to $57.7 million at September 30, 2023. This increase was primarily attributable to accruals for fixed asset purchases during the first nine months of 2023.

Accrued expenses and other liabilities decreased from $34.2 million at December 31, 2022 to $22.1 million at September 30, 2023. The decrease is primarily due to the payment of claims reserves that were accrued at December 31, 2022.

Long-term debt and current maturities of long term-debt are reviewed on an aggregate basis, as the classification of amounts in each category are typically affected merely by the passage of time. Long-term debt and current maturities of long-term debt, on an aggregate basis, decreased from $264.3 million at December 31, 2022 to $227.6 million at September 30, 2023. The decrease was primarily related to a decrease in the financing of additional revenue equipment during the first nine months of 2023.

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

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities decreased to $41.3 million at September 30, 2023 from $41.7 million at December 31, 2022. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $4.1 million. For additional information with respect to marketable equity securities, see Note D to our condensed consolidated financial statements.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We were named a defendant in a putative class action lawsuit filed on August 6, 2021, in the United States District Court for the Western District of Arkansas. The complaint alleged failure to pay over-the-road drivers minimum wage under the Fair Labor Standards Act and the Arkansas Minimum Wage Act, violations of the Electronic Funds Transfer Act (EFTA), violations of the Arkansas Wage Payment Law (discharge pay and unlawful, usurious advance fees), violations of the Arkansas Common Law, and violations of the Racketeer Influenced and Corrupt Organizations Act (RICO).  We denied liability on all claims.  On August 5, 2022, the parties filed a Joint Motion for Preliminary Approval of a Collective and Class Action Settlement.  On October 7, 2022, the parties submitted to the court an executed Settlement Agreement and Release, to resolve and release all claims asserted in the litigation from January 1, 2020, through July 31, 2022, for $4,750,000. We did not admit liability for any claim. The District Court granted preliminary approval of the settlement on November 14, 2022. Notice of the settlement has been sent to class and collective action members. A final settlement approval hearing was held, and the settlement was approved, on October 11, 2023. Management has determined that any losses under this claim will not be covered by existing insurance policies.

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, except as set forth below.

Risks Related to Our Business

A significant labor dispute that involves one of our customers, or that could otherwise affect our operations, could reduce our revenues and harm our profitability.

A substantial number of our largest customers are members of industrial trade unions, and they are employed under the terms of collective bargaining agreements. The United Auto Workers started a trilateral strike against Ford, General Motors, and Stellantis on September 15, 2023. The UAW has initially employed a new strategy of targeted strikes at select plants, which could have unintended ripple effects on other customer plants and workers. If the UAW expands the scope of the strikes, our revenue and profitability could be negatively impacted. If the UAW and our automotive customers are unable to negotiate new contracts and the customer plants continue to experience slowdowns or closures, our revenue and profitability could be negatively impacted. A labor dispute involving another supplier to our customers that results in a slowdown or closure of our customers’ plants where we provide services could also have a material adverse effect on our business.

Risks Related to Our Common Stock

Our public shareholders may have limited influence over our significant corporate actions.

Matthew T. Moroun, the Chairman of our Board of Directors, is the trustee of family trusts that collectively own greater than 50% of our outstanding common stock. In this capacity, Mr. Moroun holds investment power over the shares of our common stock held by the family trusts. Frederick P. Calderone, a member of our Board of Directors, is the special trustee of certain of these family trusts, and in that capacity, he exercises voting power over the shares held by such trusts, while Mr. Moroun exercises voting power over the shares held by the other family trust of which he is trustee. The special trustee serves at the discretion of the trustee of the trusts, and members of the Moroun family are the beneficiaries of the family trusts. Messrs. Moroun and Calderone have entered into a voting agreement under which Mr. Moroun agreed to vote the shares of our common stock over which he exercises voting power in accordance with and in the same manner as Mr. Calderone votes the shares of our common stock held by the family trusts over which the special trustee exercises voting power. Therefore, votes cast on behalf of the family trusts control any action requiring the general approval of our shareholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger or sale of substantially all of our assets. This concentration of ownership could also limit the price that some investors might be willing to pay for shares of our common stock.

The interests of our controlling shareholders may conflict with those of the Company and our other shareholders.

The interests of the Moroun family trusts could conflict with the interests of the Company or our other shareholders. For example, the concentration of ownership in the trusts could delay, defer, or prevent a change of control of the Company that may otherwise be favorable to the Company and our other shareholders. The votes cast on behalf of the family trusts could also result in our entry into transactions or agreements that our other shareholders do not approve. Our controlling shareholders might also refrain from voting in favor of a transaction that would result in our other shareholders receiving consideration for our common stock that is much higher than its then-current market price. Any such decisions that may be made in the future by our controlling shareholders will be in their absolute discretion, subject to applicable laws and fiduciary duties.

Because we are a “controlled company” under NASDAQ rules, we are not subject to certain corporate governance standards that apply to other publicly traded companies.

The NASDAQ rules state that a controlled company is one in which more than 50% of the voting power is held by another person or group of persons acting together. A controlled company may elect not to comply with certain corporate governance requirements, including:

●	a majority of the board of directors consist of independent directors;
●	a nominating and corporate governance committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We are a controlled company under these rules, and these requirements will not apply to us as long as we retain that status. Accordingly, you may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of NASDAQ.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s stock repurchase program has been extended and expanded several times, most recently in November 2021, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. Since the reauthorization, the Company has repurchased 337,940 shares of its common stock under this repurchase program.

The following table summarizes the Company’s common stock repurchases during the third quarter of 2023. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser.”

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1-31, 2023	24,934	$25.73	24,934	162,060
August 1-31, 2023	-	-	-	162,060
September 1-30, 2023	-	-	-	162,060
Total	24,934	$25.73	24,934

(1)	The Company’s stock repurchase program does not have an expiration date.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed on May 15, 2002)
3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on April 30, 2020 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on May 1, 2020)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on May 10, 2022
3.4	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed on December 11, 2007)
3.5	First Amendment to the Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on January 7, 2020)
3.6	Second Amendment to the Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K filed on August 5, 2020)
3.7	Third Amendment to the Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 10, 2021)
3.8	Fourth Amendment to the Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on August 2, 2023)
10.1	Employment Agreement, dated as of July 7, 2023, between P.A.M. Transportation Services, Inc. and Lance K. Stewart.
10.2	Separation and Consulting Agreement, dated as of July 7, 2023, between P.A.M. Transportation Services, Inc. and Allen W. West.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: October 31, 2023	By: /s/ Joseph A. Vitiritto
Joseph A. Vitiritto
President and Chief Executive Officer
(principal executive officer)

Dated: October 31, 2023	By: /s/ Lance K. Stewart
Lance K. Stewart
Vice President-Finance, Chief Financial
Officer, and Treasurer
(principal accounting and financial officer)