Form 10-K
period 2023-12-31
PAM TRANSPORTATION SERVICES INC
filed 2024-03-13
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant computed by reference to the average of the closing bid and ask prices of the common stock as of the last business day of the registrant's most recently completed second quarter was $160,431,964. Solely for the purposes of this response, the registrant has assumed, without admitting for any purpose, that all executive officers and directors of the registrant, and no other persons, are the affiliates of the registrant at that date.

The number of shares outstanding of the registrant’s common stock, as of February 28, 2024: 22,034,762 shares of $.01 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements, including statements about our operating and growth strategies, our expected financial position and operating results, industry trends, our capital expenditure and financing plans and similar matters. Such forward-looking statements are found throughout this Report, including under Item 1, Business, Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk. In those and other portions of this Report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “project”, “could”, “should”, “would” and similar expressions, as they relate to us, our management, and our industry are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements include, but are not limited to excess capacity in the trucking industry; surplus inventories; recessionary economic cycles and downturns in customers’ business cycles; a significant or sustained reduction in or termination of the Company's trucking service by a key customer, including as a result of recent or future labor disruptions; increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, and license and registration fees; potential future economic, business and operational disruptions and uncertainties due to public health crises; the resale value of the Company’s used equipment; the price and availability of new equipment consistent with anticipated acquisition and replacement plans; increases in compensation for and difficulty in attracting and retaining qualified drivers and owner-operators; increases in insurance premiums and deductible amounts relating to accident, cargo, workers’ compensation, health, and other claims; unanticipated increases in the number or amount of claims for which the Company is self-insured; inability of the Company to continue to secure acceptable financing arrangements; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors including reductions in rates resulting from competitive bidding; the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations; our ability to develop and implement suitable information technology systems and prevent failures in or breaches of such systems; the impact of future or pending litigation; general risks associated with doing business in Mexico, including, without limitation, exchange rate fluctuations, inflation, import duties, tariffs, quotas, political and economic instability and terrorism; the potential impact of new laws, regulations or policy, including, without limitation, laws and regulations governing the classification of independent contractors as employees, tariffs, import/export, trade and immigration regulations or policies; and other factors described under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” of this Report.

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

P.A.M. TRANSPORTATION SERVICES, INC.

FORM 10-K

For the fiscal year ended December 31, 2023

PART I

Item 1. Business.

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “P.A.M.,” the “Company,” “we,” “our,” or “us” mean P.A.M. Transportation Services, Inc. and its subsidiaries.

We are a holding company that owns subsidiaries engaged in providing truckload dry van carrier services transporting general commodities throughout the continental United States and Mexico, as well as in certain Canadian provinces. Our consolidated operating subsidiaries also provide transportation services in Mexico under agreements with Mexican carriers. Our freight consists primarily of automotive parts, expedited goods, consumer goods, such as general retail store merchandise, and manufactured goods, such as heating and air conditioning units.

P.A.M. Transportation Services, Inc. is a holding company incorporated under the laws of the State of Delaware in June 1986. We conduct operations and hold assets principally through the following wholly-owned subsidiaries: P.A.M. Transport, Inc., Met Express, Inc., Costar Real Estate Holding, Inc., Costar Equipment, Inc., Costar Management, Inc., Select CDL Driving School, Inc., Unmoored Realty, LLC, T.T.X., LLC, P.A.M. Cartage Carriers, LLC, Overdrive Leasing, LLC, Choctaw Express, LLC, Choctaw Brokerage, Inc., Transcend Logistics, Inc., Decker Transport Co., LLC, East Coast Transport and Logistics, LLC, S & L Logistics, Inc., P.A.M. International, Inc, and P.A.M. Mexico Holdings LLC. Our operating authorities are held by P.A.M. Transport, Inc., Met Express, Inc., P.A.M. Cartage Carriers, LLC, Choctaw Express, LLC, Choctaw Brokerage, Inc., T.T.X., LLC, Decker Transport Co., LLC, and East Coast Transport and Logistics, LLC.

We are headquartered and maintain our primary terminal, maintenance facilities, and our corporate and administrative offices in Tontitown, Arkansas, which is located in northwest Arkansas, a major center for the trucking industry and where the support services for most major truck and trailer equipment manufacturers are readily available.

Segment Financial Information

The operations of the Company’s subsidiaries are all in the motor carrier segment and are aggregated into a single reporting segment in accordance with the aggregation criteria under Generally Accepted Accounting Principles (“GAAP”).

Operations

Our subsidiaries’ operations can generally be classified into truckload services or brokerage and logistics services. This designation is based primarily on the ownership of the asset that performed the freight transportation service. Truckload services are performed by Company divisions that generally utilize Company-owned trucks, long-term contractors, or single-trip contractors to transport loads of freight for customers, while brokerage and logistics services coordinate or facilitate the transport of loads of freight for customers and generally involve the utilization of single-trip contractors. Both our truckload operations and our brokerage and logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. Truckload services operating revenues, before fuel surcharges, represented 65.3%, 66.1% and 67.0% of total operating revenues for the years ended December 31, 2023, 2022 and 2021, respectively. The remaining operating revenues, before fuel surcharge, for the same periods were generated by brokerage and logistics services, representing 34.7%, 33.9% and 33.0%, respectively.

Approximately 63% of the Company's revenues are derived from domestic shipments while approximately 37% of the Company’s revenues are derived from freight originating from or destined to locations in Mexico or Canada.

Business and Growth Strategy

Our strategy focuses on the following elements:

Providing a Full Suite of Complementary Truckload Transportation Solutions. Our objective is to provide our customers with a comprehensive solution to their truckload transportation needs. Our array of asset-based service offerings consists of dedicated, expedited, automotive, local, regional, and long-haul truckload services. Our brokerage and logistics solutions offer similar services but utilize third-party equipment to expand available capacity. Our area of service includes the continental United States, Mexico and, to a lesser degree, Canada.

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

Providing Superior and Flexible Customer Service. We strive to provide a very high level of service to our customers, thus creating a level of satisfaction, value, and loyalty within our customer base. We closely monitor each shipment for compliance regarding scheduled pickup, delivery and transit times, service levels and customer specific expectations. We provide verbal and electronic updates through various forums to customers to allow visibility of their products as they progress through the transport process.

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

Industry

According to the American Trucking Association’s “American Trucking Trends 2023” report, the trucking industry generated over $940 billion in revenue during 2022 which represented approximately 81% of the total amount spent on U.S. freight. The truckload industry is highly fragmented and is impacted by several economic and business factors, many of which are beyond the control of individual carriers. The state of the economy, coupled with equipment capacity levels, can impact freight rates. Volatility of various operating expenses, such as fuel and insurance, make the predictability of profit levels uncertain. Availability, attraction, retention, and compensation of drivers also affect operating costs, as well as equipment utilization. In addition, the capital requirements for equipment, availability of equipment and potential uncertainty of used equipment values, impact the ability of many carriers to expand their operations.

The current operating environment is characterized by the following:

·	competition for drivers;

·	competition for freight;

·	price increases by truck and trailer equipment manufacturers;

·	volatile fuel costs;

·	increasing insurance costs; and

·	pressure on less profitable or undercapitalized carriers to consolidate or exit the industry.

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

Our five largest customers, for which we provide carrier services covering a number of geographic locations, accounted for approximately 34%, 39% and 33% of our total revenues in 2023, 2022 and 2021, respectively. General Motors Company accounted for approximately 12%, 13% and 11% of our revenues in 2023, 2022 and 2021, respectively. Fiat Chrysler Automobiles accounted for approximately 7%, 6% and 5% of our revenues in 2023, 2022 and 2021, respectively. Walmart Inc. accounted for approximately 6%, 9% and 9% of our revenues in 2023, 2022 and 2021, respectively.

We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. Approximately 30%, 31% and 27% of our revenues were derived from transportation services provided to the automobile industry during 2023, 2022 and 2021, respectively.

Revenue Equipment

At December 31, 2023, we operated a fleet of 2,200 trucks, which included 300 independent contractor trucks. At December 31, 2023, our trailer fleet consisted of 8,567 trailers. Our company-owned trucks and leased trucks are late model, well-maintained, premium trucks, which we believe help to attract and retain drivers, maximize fuel efficiency, promote safe operations, minimize maintenance, and repair costs, and improve customer service by minimizing service interruptions caused by breakdowns. The average age of our trucks and trailers as of December 31, 2023 was 2.9 years and 6.5 years, respectively. We evaluate our equipment purchasing decisions based on factors such as initial cost, useful life, warranty terms, expected maintenance costs, fuel economy, driver comfort, customer needs, manufacturer support, and resale value.

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

Technology

Our trucks and trailers are equipped with cellular-based global positioning and communications systems that allow fleet managers to communicate directly with drivers. Drivers provide location, status, and informational updates directly to our computer system which increases productivity, convenience, and customer visibility. This system provides information that allows us to calculate accurate estimated time of arrival information, which helps to optimize planning and customer service levels.

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

Human Capital Resources

Overview. At December 31, 2023, we employed 2,530 persons, of whom 1,739 were drivers, 274 were employed in maintenance, 260 were employed in operations, 69 were employed in marketing, 116 were employed in safety and personnel, and 72 were employed in general administration and accounting. A total of 2,512 of our employees were employed on a full-time basis as of December 31, 2023. None of our employees are represented by a collective bargaining unit, and we believe that our employee relations are good.

At December 31, 2023, we also had 390 independent contractor drivers under contract who were compensated on a per mile basis. Drivers are paid for an array of services, including calculated miles driven, loading and unloading, additional stops, detention and layovers, among other things.

We contract with independent contractors to supply one or more trucks and drivers for our use. Independent contractors must pay their own truck expenses, fuel, maintenance, insurance, and driver costs. They must meet and operate within our guidelines with respect to safety. We have a lease-purchase program whereby we offer independent contractors the opportunity to lease a truck, with the option to purchase the truck at the end of the lease term. We believe our lease-purchase program has contributed to our ability to attract and retain independent contractors. At December 31, 2023, our lease-purchase program had 333 trucks available for use, with approximately 280 drivers participating in the program.

Diversity and Inclusion. We believe diversity, equity, and inclusion are critical to our ability to win in the marketplace and enable our workforce and communities to succeed. Specifically, having a diverse and inclusive workplace allows us to attract and retain the best employees to deliver results for our shareholders. A qualified, diverse, and inclusive workforce also helps us represent the broad cross-section of ideas, values, and beliefs of our employees, customers, and communities. Our commitment to diversity and inclusion means that we will continue to strive to establish and improve an inclusive workplace environment where employees from all backgrounds can succeed and be heard.

Employee Health and Safety. We are committed to being an industry leader in health and safety standards. The physical health, wellbeing, and mental health of our employees is crucial to our success. In addition to strict application screening and drug testing, before being permitted to operate a vehicle, our drivers must undergo classroom instruction on our policies and procedures, safety techniques as taught by the Smith System of Defensive Driving, and the proper operation of equipment, and must pass both written and road tests. Instruction in defensive driving and safety techniques continues after hiring, with seminars at several of our terminals. At December 31, 2023, we employed 85 persons on a full-time basis in our driver recruiting, training and safety instruction programs.

Talent Acquisition, Retention and Development. We continually strive to hire, develop and retain the top talent in our industry. Critical to attracting and retaining top talent is employee satisfaction, and we regularly implement programs to increase employee satisfaction. We reward our employees by providing competitive compensation, benefits and incentives throughout all levels in our organization, including for our drivers. Drivers can earn bonuses by recruiting other qualified drivers who become employed by us, and both cash and non-cash prizes are awarded for achieving certain safety, productivity and fuel efficiency goals.

Intense competition in the trucking industry for qualified drivers has resulted in additional expense to recruit and retain an adequate supply of drivers and has had a negative impact on the industry. Our operations have also been impacted and we have occasionally experienced under-utilization and increased expenses due to a shortage of qualified drivers. Therefore, we place a high priority on the recruitment and retention of an adequate supply of qualified drivers.

Our truck fleet averages 2.9 years old, keeping our drivers safe, comfortable, and on the road. With many dedicated and over-the-road assignments, we allow our drivers to select routes that fit their lifestyles.

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

In December 2011, the FMCSA released new rules regulating HOS that became effective in July 2013. These rules required that a driver take a mandatory thirty-minute break during each consecutive eight hour driving period.

In July 2012, Congress passed legislation renewing the mandate for electronic logging devices and designated authority to the FMCSA to propose a new rule. In December 2015, the FMCSA amended the Federal Motor Carrier Safety Regulations to establish minimum performance and design standards for HOS electronic logging devices (“ELDs”), requirements for the mandatory use of these devices by drivers currently required to prepare HOS records of duty status, requirements concerning HOS supporting documents, and measures to address concerns about harassment resulting from the mandatory use of ELDs. In May 2018 the FMCSA released a notice that they would allow a motor carrier that installed and required its drivers to use an Automatic on Board Recording Device (“AOBRD”) before December 18, 2017 and who uses registered ELD capable devices that run compliant AOBRD software to continue to do so until December 16, 2019. The Company was an early adopter of ELD capable devices, requiring the devices to be installed on its entire fleet and requiring its drivers to use AOBRD’s since 2010. These rulings affect the majority of carriers, including us, and the Company’s ELD devices were in compliance with FMCSA requirements prior to the December 16, 2019 deadline.

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

The Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration (“NHTSA”) jointly developed new standards for various vehicles, including heavy duty trucks, that were adopted in August 2011 and covered model years 2014 through 2018. The standard adopted for heavy duty trucks was intended to achieve a reduction in CO2 and fuel consumption ranging from 7% to 20% by model year 2017. In August 2016, the EPA and NHTSA finalized the second phase of these standards which further reduces greenhouse gas emissions and fuel consumption for heavy duty trucks through model year 2027. In December of 2022, the EPA finalized an additional phase of standards which is intended to reduce nitrous oxide (NOx) emissions to 0.035 grams per horsepower-hour during normal operation, 0.05 grams at low load and 10.0 grams at idle for vehicles with model years 2027 and above. Compliance with these federal and state requirements has increased the cost of our equipment and may further increase the cost of replacement equipment in the future.

The FMCSA Commercial Driver’s License (“CDL”) Drug and Alcohol Clearinghouse (“Clearinghouse”) became effective January 6, 2020. This database contains information pertaining to violations of the U.S. Department of Transportation controlled substances and alcohol testing program for holders of CDL’s. The Clearinghouse rules requires FMCSA regulated employers, among others, to report to the Clearinghouse information related to violations of the drug and alcohol regulations. Further, the rules require that FMCSA regulated employers query current and prospective employees’ drug and alcohol violations before permitting those employees to operate a commercial motor vehicle on public roads, and to recheck each employee annually. The system is intended to remove the ability of prospective employees to fail to disclose past drug and alcohol violations at previous employers to potential employers. We anticipate enforcement of the Clearinghouse will remove certain drivers from the pool of drivers available to the industry and increase competition and related costs to attract and retain the remaining qualified drivers.

Our motor carrier operations are subject to additional environmental laws and regulations, including laws and regulations dealing with the transportation of hazardous materials and other environmental matters, and our operations involve certain inherent environmental risks. These laws and regulations have the effect of increasing the costs, risks and liabilities associated with our applicable operations. If current regulatory requirements become more stringent or new environmental laws and regulations are introduced, we could be required to make significant expenditures or abandon certain activities. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We have instituted programs to monitor and control environmental risks and assure compliance with applicable environmental laws. As part of our safety and risk management program, we periodically perform internal environmental reviews so that we can achieve environmental compliance and avoid environmental risk. We transport a minimal amount of environmentally hazardous substances and, to date, have experienced no significant claims for hazardous materials shipments. If we should fail to comply with applicable regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

As issues related to climate change become more prevalent, federal, state and local governments, as well as some of our customers, have made efforts to respond to these issues. This increased focus on sustainability may result in new legislation or regulations, as well as customer requirements that could negatively affect us as we may incur additional costs or be required to make changes to our operations in order to comply with any new regulations or customer requirements. Legislation or regulations that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases such as carbon dioxide, a by-product of burning fossil fuels such as those used in the Company’s trucks, could adversely affect our operations and financial results. More specifically, legislative or regulatory actions relating to climate change could adversely impact the Company by increasing our fuel costs and reducing fuel efficiency and could result in the creation of substantial additional capital expenditures and operating costs in the form of taxes, emissions allowances, or required equipment upgrades.

Company operations are often conducted in industrial areas, where truck terminals and other industrial activities are conducted, and where groundwater or other forms of environmental contamination have occurred, which could potentially expose us to claims that we contributed to the environmental contamination.

We believe we are currently in material compliance with applicable laws and regulations and that the cost of compliance has not materially affected results of operations to date.

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

Over the past decade, the purchase price of new revenue equipment has increased significantly as equipment manufacturers recover increased materials and engine design costs resulting from compliance with increasingly stringent EPA engine emission standards, government tariffs on raw materials and other factors beyond the Company’s control. Additional EPA emission mandates, tariff increases on raw materials, or other factors that increase material or manufacturing costs of new equipment in the future could increase the purchase price paid by the Company for new revenue equipment and could result in higher than anticipated depreciation expenses. If we are unable to offset any such increase in expenses with freight rate increases, our cash flows and results of operations could be adversely affected. If the market price for used revenue equipment declines, we could incur substantial losses upon disposition of our revenue equipment which could adversely affect our results of operations and financial condition.

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

Our operations are authorized and regulated by various federal and state agencies in the United States, Mexico and Canada that generally govern such activities as authorization to engage in motor carrier operations, safety, and financial reporting. Specific standards and regulations such as equipment dimensions, engine emissions, maintenance, drivers’ hours of service, drug and alcohol testing, and hazardous materials are regulated by the Department of Transportation, Federal Motor Carrier Safety Administration, the Environmental Protection Agency and various other state and federal agencies. We may become subject to new or more restrictive regulations imposed by these authorities, which could significantly impair equipment and driver productivity and increase operating expenses.

The FMCSA administers carrier safety compliance and enforcement through its CSA program, which places carriers in peer groups and assigns each carrier a relative ranking compared to their peers in various categories. Carriers that exceed allowable thresholds in a particular category are placed in “intervention” status by the FMCSA until the score improves to a level below the threshold. While the Company has not exceeded allowable thresholds to date, if future roadside inspections or crashes were to result in the Company being placed in intervention status, we may incur additional operating costs to improve our safety program in deficient categories, experience increased roadside inspections, or have onsite visits by the FMCSA. If the intervention category is not remedied, it could affect our ability to attract and retain drivers and customers as they seek competitive carriers with scores below intervention thresholds. In addition, the CSA program could increase competition and related compensation and recruitment costs for drivers and independent contractors by reducing the pool of qualified drivers if existing drivers exit the profession, become disqualified due to low scores or as carriers focus recruiting efforts on drivers with the best relative safety scores.

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

Federal and state legislation as well as tax and other regulatory authorities often seek to assert that independent contractors in the transportation service industry are employees rather than independent contractors. Recently issued rulemaking by the U.S. Department of Labor, which is effective March 11, 2024, and the laws of several states, including California, apply stricter tests for determining whether an independent contractor should be classified as an employee. We believe we are in compliance with all applicable independent contractor classification requirements. However, it is possible that other federal or state legislation or regulations could be enacted or that various authorities could assert a position that re-classifies independent contractors as employees. If our independent contractors are determined to be properly classified as employees, that determination could materially increase our exposure under a variety of federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as our potential liability for employee benefits. In addition, such changes may be applied retroactively, and if so, we may be required to pay additional amounts to compensate individuals for prior time periods. Any of the above increased costs would adversely affect our business and operating results.

We may incur additional operating expenses or liabilities as a result of potential future requirements to address climate change issues.

As issues related to climate change become more prevalent, federal, state and local governments, as well as some of our customers, have made efforts to respond to these issues. This increased focus on sustainability may result in new legislation or regulations and customer requirements that could negatively affect us as we may incur additional costs or be required to make changes to our operations in order to comply with any new regulations or customer requirements. Legislation or regulations that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases such as carbon dioxide, a by-product of burning fossil fuels such as those used in the Company’s trucks, could adversely affect our operations and financial results. More specifically, legislative or regulatory actions relating to climate change could adversely impact the Company by increasing our fuel costs and reducing fuel efficiency and could result in the creation of substantial additional capital expenditures and operating costs in the form of taxes, emissions allowances, or required equipment upgrades. Any of these factors could impair our operating efficiency and productivity and result in higher operating costs. In addition, revenues could decrease if we are unable to meet regulatory or customer sustainability requirements. These additional costs, changes in operations, or loss of revenues could have a material adverse effect on our business, financial condition and results of operations.

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

A significant portion of our revenue is generated from our major customers. For 2023, our top five customers, based on revenue, accounted for approximately 34% of our revenue. Our largest customer, General Motors Company, accounted for approximately 12% of our revenue. We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. As a result, the concentration of our business within the automobile industry is greater than the concentration in a single customer. Approximately 30% of our revenues for 2023 were derived from transportation services provided to the automobile industry.

Generally, we do not have long-term contractual relationships with our major customers, and we cannot assure that our customer relationships will continue as presently in effect. Any sustained or future reduction in or termination of our services by our major customers could have a further material adverse effect on our business and operating results.

Ongoing effects from recent labor disputes involving several of our customers or the impact of any future significant labor dispute involving one or more of our customers, or that could otherwise affect our operations, could reduce our revenues and harm our profitability.

A substantial number of the employees of our largest customers are members of industrial trade unions and are employed under the terms of collective bargaining agreements. In September 2023, the United Auto Workers initiated a trilateral strike against Ford, General Motors, and Stellantis that lasted several weeks until each of these automotive customers was able to negotiate a new contract with the union. The strike targeted select plants at each of these automotive companies, causing prolonged plant shutdowns for these customers and ripple effects on plants and workers for other customers and automotive suppliers. The effects of these shutdowns adversely impacted our business and financial performance during the third and fourth quarters of 2023 and have continued into the first quarter of 2024. While operations at the affected customer and supplier plants have resumed, some of these customer facilities have yet to return to fully operational status, and we continue to experience reduced freight volumes as a result of the recent labor disruptions. Any sustained slowdown in operations for these customers and any future labor disputes involving our customers could further affect our operations. If our automotive customers and their suppliers are unable to return to full operations in the near future or if these customers are unable to negotiate new contracts in the future and our customers’ plants experience slowdowns or closures as a result, our revenue and profitability could be negatively impacted. A labor dispute involving another supplier to our customers that results in a slowdown or closure of our customers’ plants to which we provide services could also have a material adverse effect on our business.

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

As we continue to grow our business in Mexico, we are subject to greater risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of Mexico, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and U.S. export and import laws, and social, political, and economic instability. We also face additional risks associated with our Mexico business, including potential restrictive trade policies and imposition of any import or export taxes, duties, fees, etc. If we are unable to address business concerns related to our international operations in a timely and cost efficient manner, our financial position, results of operations or cash flows could be adversely affected. Additionally, approximately 37% of the freight we haul crosses the border between the United States and Mexico. In past years, we have experienced delays in Mexico border-crossings due to weather events, immigration-related issues and the reallocation of border agents to other border areas. Any future shutdowns or disruptions of Mexico border-crossings, particularly at the Laredo, Texas border, could materially and adversely impact our operations, cash flows and profitability. The agreement permitting cross-border movements for both United States and Mexican-based carriers in the United States and Mexico presents additional risks in the form of potential increased competition and the potential for increased congestion in our lanes that cross the border between countries.

On April 23, 2021, a decree was published that reforms various laws in Mexico regarding labor outsourcing. Under this new decree, operating companies are no longer able to source their labor resources used to carry out core business functions from service entities or third-party providers and could be subject to the loss of tax deductions and value-added tax credits on payments to outsourced personnel and certain penalties for failing to comply with the new requirements. The passage of this decree has not had a material adverse impact on our business and financial results to date.

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

Although we have processes, policies and procedures in place and our information systems are protected through physical and software security as well as redundant backup systems, they remain susceptible to cyber-security risks. Some of our software systems are utilized by third parties who provide outsourced processing services which may increase the risk of a cyber-security incident.

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

Future public health crises could negatively impact our financial condition, liquidity, results of operations, and cash flows.

The rapid spread of the COVID-19 pandemic during 2020 resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, increased border and port controls and closures, and shutdowns. These measures and the public health concerns resulting from the outbreak severely disrupted economic and commercial activity. The resulting impact on domestic and global supply chains caused slowdowns and reduced freight demand for transportation companies such as ours. Because we have a significant concentration of customers within the automotive industry, our freight volumes and revenues were significantly affected by the temporary closure of North American automotive manufacturing facilities during the spring of 2020 as a result of the pandemic. Any future delays or interruptions of automotive production and other consumer activity affecting our customers that could result from any future public health crises could further adversely affect our business. In addition, the implementation of measures to protect the health and safety of our employees, customers, vendors and the general public, or any state of federal vaccination mandates, may disrupt our ability to efficiently manage personnel and operations and to recruit and retain driver and non-driver personnel, which could have a material adverse effect on our operating results. Further, negative financial results, an economic downturn or uncertainty, or a tightening of credit markets caused by a public health crisis could have a material adverse effect on our liquidity and our ability to effectively meet our short- and long-term financial obligations.

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

The NASDAQ rules state that a controlled company is one in which more than 50% of the voting power is held by another person or group of persons acting together. A controlled company may elect not to comply with certain corporate governance requirements, including:

•	a majority of the board of directors consist of independent directors;
•	a nominating and corporate governance committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Safeguarding the security and integrity of our systems, networks and data is an important element of our business activities. We invest in resources that help us develop and implement various cybersecurity programs and processes that are designed to assess, identify and manage material risks from cybersecurity threats and to address the ever-evolving cybersecurity landscape.

Our cybersecurity program utilizes various risk mitigation techniques to manage cybersecurity risk by deploying enhanced detection tools. We conduct cybersecurity penetration tests, purple team exercises, and risk assessments through both internal subject matter experts and with the support of third parties to identify threats and vulnerabilities that could adversely impact our business operations. We also attempt to assess the cybersecurity risk profile of, and threats related to, our business partners, vendors and service providers through various assertions of their security practices. In the normal course, we engage assessors, consultants and other third parties to assist in various cyber-related matters. The underlying controls of our cybersecurity program utilize recognized practices and standards for cybersecurity and information technology security. Our risk-based approach enables us to design and implement cybersecurity programs that are specific to our corporate resources, customer profiles and business network.

Our senior management team oversees our cybersecurity strategy and has the overall responsibility for assessing and managing our exposure to cybersecurity risk, with the audit committee of the board of directors providing board level oversight of the activities conducted by management to monitor and mitigate cybersecurity risks. Our corporate strategy for information security is led by our Chief Technology Officer ("CTO"), who develops and directs our information security strategy and policy. He also oversees the engineering and operations related to cybersecurity and issues the proper response when a cyber threat is detected. Our CTO has 22 years of experience in technology and 16 years in compliance and cybersecurity management. Cybersecurity strategy and updates are reviewed by our senior management team on a periodic basis. The audit committee periodically receives a report on cybersecurity matters and related risk exposure from our CTO or senior management and discusses this exposure and our risk management strategies and related controls with management and the internal and external auditors. When covered during an audit committee meeting, the chair of the audit committee reports on its discussion to the full board.

We have experienced, and will continue to experience, cyber incidents in the normal course of our business. While our approach to cybersecurity risk management is intended to mitigate the threat of a cyber attack or other data compromising incident, it may not be successful in preventing all attacks which could have a significant adverse impact to our business and reputation. See “Risk Factors” above for additional information on risks related our business, including from risks related to cyber-attacks, compromised information security, and technology disruptions and failures. As of the date of this report, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.

Item 2. Properties.

Our executive offices and primary terminal facilities, which we own, are located in Tontitown, Arkansas. These facilities are located on approximately 54.9 acres and consist of 113,249 square feet of office space and maintenance and storage facilities.

Our subsidiaries lease facilities in Fort Wayne and Indianapolis, Indiana; Romulus, Michigan; Charlotte, North Carolina; and Monterrey, Mexico. Our terminal facilities in North Little Rock, Arkansas; North Jackson, Ohio; Willard, Ohio; Bloomsburg, Pennsylvania; Bolingbrook, Illinois; and Irving and Laredo, Texas are owned. The leased facilities are leased primarily on contractual terms typically ranging from one to five years and have provisions for early cancellation if we so choose. As of December 31, 2023, the following table provides a summary of the ownership and types of activities conducted at each location:

Location	Own/ Lease	Dispatch Office	Maintenance Facility	Safety Training
Tontitown, Arkansas	Own	Yes	Yes	Yes
Bloomsburg, Pennsylvania	Own	Yes	Yes	Yes
Bolingbrook, Illinois	Own	Yes	No	No
North Little Rock, Arkansas	Own	Yes	Yes	Yes
Indianapolis, Indiana	Lease	No	Yes	No
Romulus, Michigan	Lease	No	Yes	No
North Jackson, Ohio	Own	Yes	Yes	Yes
Willard, Ohio	Own	Yes	Yes	No
Irving, Texas	Own	Yes	Yes	Yes
Laredo, Texas	Own	Yes	Yes	Yes
Monterrey, Mexico	Lease	Yes	No	No
Fort Wayne, Indiana	Lease	Yes	Yes	No
Charlotte, North Carolina	Lease	No	Yes	No

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

We were named a defendant in a putative class action lawsuit filed on August 6, 2021, in the United States District Court for the Western District of Arkansas. The complaint alleged failure to pay over-the-road drivers minimum wage under the Fair Labor Standards Act and the Arkansas Minimum Wage Act, violations of the Electronic Funds Transfer Act (EFTA), violations of the Arkansas Wage Payment Law (discharge pay and unlawful, usurious advance fees), violations of the Arkansas Common Law, and violations of the Racketeer Influenced and Corrupt Organizations Act (RICO). We denied liability on all claims. On August 5, 2022, the parties filed a Joint Motion for Preliminary Approval of a Collective and Class Action Settlement. On October 7, 2022, the parties submitted to the court an executed Settlement Agreement and Release, to resolve and release all claims asserted in the litigation from January 1, 2020, through July 31, 2022, for $4,750,000. We did not admit liability for any claim. The District Court granted preliminary approval of the settlement on November 14, 2022, and notice of the settlement was sent to class and collective action members. A final settlement approval hearing was held, and the settlement was approved, on October 11, 2023.

Item 4. [Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Market under the symbol PTSI. As of February 7, 2024, there were approximately 63 holders of record of our common stock.

Dividends

The Company historically has not declared or paid any cash dividends on our common stock, except for certain special cash dividends paid during 2012. No dividends have been paid during any year since 2012. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including our earnings, financial condition and other factors deemed relevant by the Board of Directors. Currently, the Company does not intend to pay dividends in the foreseeable future.

Repurchases of Equity Securities by the Issuer

The Company’s stock repurchase program has been extended and expanded several times, most recently in July 2023, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization.

No shares were repurchased under the Company’s stock repurchase program during the fourth quarter of 2023.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for a presentation of compensation plans under which equity securities of the Company are authorized for issuance.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of the NASDAQ OMX Index for the NASDAQ Stock Market (U.S. companies) and the NASDAQ OMX Index for the NASDAQ Trucking and Transportation Stocks for the period of five years commencing December 31, 2018 and ending December 31, 2023. The graph assumes that the value of the investment in our common stock and in each index was $100 on December 31, 2018 and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG OUR COMMON STOCK,

THE NASDAQ OMX INDEX FOR THE NASDAQ STOCK MARKET (U.S. COMPANIES)

AND THE NASDAQ TRUCKING AND TRANSPORTATION STOCKS INDEX THROUGH DECEMBER 31, 2023

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

The Company's administrative headquarters are in Tontitown, Arkansas. From this location we manage operations conducted through our wholly-owned subsidiaries based in various locations around the United States, Mexico, and Canada. The operations of these subsidiaries can generally be classified into either truckload services or brokerage and logistics services. This designation is based primarily on the ownership of the asset that performed the freight transportation service. Truckload services are performed by Company divisions that generally utilize Company- owned trucks, long-term contractors, or single-trip contractors to transport loads of freight for customers, while brokerage and logistics services coordinate or facilitate the transport of loads of freight for customers and generally involve the utilization of single-trip contractors. Both our truckload operations and our brokerage/logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. All of the Company's operations are in the motor carrier segment.

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 65.3%, 66.1% and 67.0% of total revenues, excluding fuel surcharges for the twelve months ended December 31, 2023, 2022 and 2021, respectively.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance and claims, maintenance, and capital equipment costs.

In discussing our results of operations we use revenue, before fuel surcharge (and operating supplies and expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During 2023, 2022 and 2021, approximately $104.7 million, $128.1 million and $65.9 million, respectively, of the Company's total revenue was generated from fuel surcharges. We also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Results of Operations - Truckload Services

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Operating supplies and expenses are shown net of fuel surcharges.

	Years Ended December 31,
	2023	2022	2021
Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	37.8	31.3	30.6
Operating supplies and expenses, net of fuel surcharge	11.8	6.8	8.3
Rent and purchased transportation	23.5	26.0	24.3
Depreciation	13.8	11.3	12.5
Insurance and claims	6.7	6.0	4.4
Other	4.4	2.9	2.5
(Gain) on sale or disposal of property	(0.3)	(0.6)	(0.3)
Total operating expenses	97.7	83.7	82.3
Operating income	2.3	16.3	17.7
Non-operating income	1.2	0.5	1.9
Interest expense	(1.6)	(1.2)	(1.4)
Income before income taxes	1.9%	15.6%	18.2%

2023 Compared to 2022

For the year ended December 31, 2023, truckload services revenue, before fuel surcharges, decreased 14.8% to $460.9 million as compared to $540.9 million for the year ended December 31, 2022. The decrease relates primarily to a 14.2% decrease in our rate per loaded mile, from $2.92 for the year ended December 31, 2022 to $2.51 for the year ended December 31, 2023 and to a 0.8% decrease in loaded miles from 185.0 million for the year ended December 31, 2022 to 183.8 million for the year ended December 31, 2023. The decrease in rate per loaded mile reflects the challenging freight rate environment across our industry during 2023, while the slight reduction in loaded miles was largely due to the impacts of the automotive plant shutdowns during the UAW strikes in September and October 2023, partially offset by an increase in our average truck count during the current year attributable to the acquisition of Metropolitan Trucking assets in June 2022. We expect freight rates to generally remain under pressure from customers during 2024 with freight demand continuing to be somewhat impacted by the recent automotive shutdowns and general economic uncertainties.

Salaries, wages and benefits increased from 31.3% of revenues, before fuel surcharges, during 2022 to 37.8% of revenues, before fuel surcharges, during 2023. The percentage-based increase relates primarily to an increase in the percentage of miles driven by company-employed drivers, as opposed to third-party owner-operators for the year-ended December 31, 2023 compared to December 31, 2022. The increase also relates to the interaction of a decrease in operating revenues with the fixed-cost nature of employing human capital.

Operating supplies and expenses increased from 6.8% of revenues, before fuel surcharges, during 2022 to 11.8% of revenues, before fuel surcharges, during 2023. The increase relates primarily to the interaction of expenses with fixed-cost characteristics, such as rents, driver training schools and operating taxes and licenses with a decrease in revenue. The increase also relates to an increase in the average surcharge-adjusted fuel price paid per gallon of diesel fuel, due to decreased fuel surcharge collections from customers for the year ended December 31, 2023 compared to December 31, 2022.

Rent and purchased transportation decreased from 26.0% of revenues, before fuel surcharges, during 2022 to 23.5% of revenues, before fuel surcharges, during 2023. The decrease was primarily due to a decrease in the percentage of miles driven by third-party owner-operators as opposed to company-employed drivers for the year-ended December 31, 2023 compared to December 31, 2022. The decrease also relates to a decrease in the rates paid to third-party owner-operators for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Depreciation increased from 11.3% of revenues, before fuel surcharges, during 2022 to 13.8% of revenues, before fuel surcharges, during 2023. The increase relates primarily to an increase in cost for replacement revenue equipment compared to the cost of retired equipment and to the interaction of a decrease in operating revenues with the fixed-cost nature of depreciation expense.

Insurance and claims increased from 6.0% of revenues, before fuel surcharges, during 2022 to 6.7% of revenues, before fuel surcharges, during 2023. This increase relates primarily to an increase in the rate per mile paid for auto liability insurance combined with a decrease in our revenue rate per mile.

Non-operating income increased from 0.5% of revenues, before fuel surcharges, during 2022 to 1.2% of revenues, before fuel surcharges, during 2023. This increase resulted primarily from an increase in interest income recognized, as well as a larger increase in the market value of our marketable equity securities portfolio at December 31, 2023 as compared to December 31, 2022.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased to 97.7% for 2023 from 83.7% for 2022.

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

	Years Ended December 31,
	2023	2022	2021
Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	4.9	4.6	4.6
Rent and purchased transportation	84.6	80.8	82.5
Other	2.4	1.8	1.6
Total operating expenses	91.9	87.2	88.7
Operating income	8.1	12.8	11.3
Non-operating income	0.8	0.2	1.0
Interest expense	(0.7)	(0.5)	(0.8)
Income before income taxes	8.2%	12.5%	11.5%

2023 Compared to 2022

For the year ended December 31, 2023, logistics and brokerage services revenues, before fuel surcharges, decreased 11.7% to $245.2 million as compared to $277.8 million for the year ended December 31, 2022. The decrease was primarily related to a 21.4% decrease in revenue per load, partially offset by a 12.3% increase in the number of loads during 2023 as compared to 2022. The decrease in revenue per load was due to a reduction in rates paid for brokered loads during 2023, as spot market rates were negatively impacted by downward rate pressure driven by the challenging truckload freight rate environment across our industry during 2023. We expect freight rates to generally remain under pressure from customers during 2024 with freight demand continuing to be somewhat impacted by the recent automotive shutdowns and general economic uncertainties.

Rent and purchased transportation increased from 80.8% of revenues, before fuel surcharges, in 2022 to 84.6% of revenues, before fuel surcharges, in 2023. The increase results from paying third-party carriers a larger percentage of customer revenue, coupled with the interaction of a decrease in operating revenues with the need for purchased transportation.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased to 91.9% for 2023 from 87.2% for 2022.

2022 Compared to 2021

For the year ended December 31, 2022, logistics and brokerage services revenues, before fuel surcharges, increased 31.3% to $277.8 million as compared to $211.7 million for the year ended December 31, 2021. The increase was primarily related to a 20.9% increase in the number of loads carried for customers during 2022 as compared to 2021, partially offset by a 3.5% decrease in revenue per load.

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

Results of Operations - Combined Services

2023 Compared to 2022

Income tax expense was approximately $10.2 million in 2023, resulting in an effective rate of 35.6%, as compared to approximately $28.3 million, or an effective tax rate of 23.8% in 2022. The effective tax rate is impacted by the effect of state taxes and other factors.

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of Accounting Standards Codification (“ASC”) 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2023, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of December 31, 2023, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During 2023 and 2022, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2020 and forward remain open to examination in those jurisdictions.

The combined net income for all divisions was $18.4 million, or 2.6% of revenues, before fuel surcharge, for 2023 as compared to the combined net income for all divisions of $90.7 million or 11.1% of revenues, before fuel surcharge, for 2022. Diluted earnings per share decreased to $0.83 for the year ended December 31, 2023 from $4.04 for the year ended December 31, 2022.

2022 Compared to 2021

Income tax expense was approximately $28.3 million in 2022, resulting in an effective rate of 23.8%, as compared to approximately $26.0 million, or an effective tax rate of 25.4% in 2021. The effective tax rate is impacted by the effect of state taxes and other factors.

As of December 31, 2022, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary. Management also determined that no adjustment to the Company’s consolidated financial statements for uncertain tax positions was required as of December 31, 2022 as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. Additionally, during 2022 and 2021, the Company did not recognize or accrue any interest or penalties related to uncertain income tax positions.

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

During 2023, we generated $114.6 million in cash from operating activities compared to $168.8 million and $101.7 million in 2022 and 2021, respectively. Investing activities used $11.3 million in cash during 2023 compared to using $113.5 million and generating $9.3 million in 2022 and 2021, respectively. Financing activities used $76.8 million in cash during 2023 compared to generating $0.3 million during 2022 and using $92.8 million during 2021. See the Consolidated Statements of Cash Flows in Item 8 of this Report.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing lines of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During 2023 and 2022, we utilized cash on hand, installment notes, and our lines of credit to finance revenue equipment purchases of approximately $113.5 million and $82.6 million, respectively.

We often finance the acquisition of revenue equipment through installment notes with fixed interest rates and terms ranging from 36 to 84 months. At December 31, 2023, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $261.7 million. These installment notes are payable in monthly installments, ranging from 36 monthly installments to 84 monthly installments, at a weighted average interest rate of 4.20%. At December 31, 2022, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $264.3 million. These installment notes were payable in monthly installments, ranging from 36 to 84 months at a weighted average interest rate of 3.16%.

In order to maintain our truck and trailer fleet count, it is often necessary to purchase replacement units and place them in service before trade units are removed from service. The timing of this process often requires the Company to pay for new units without any reduction in price for trade units. In this situation, the Company later receives payment for the trade units as they are delivered to the equipment vendor and have passed vendor inspection. During the twelve months ended December 31, 2023 and 2022, the Company received approximately $15.7 million and $0.0 million, respectively, for units delivered for trade.

During 2023, we maintained a revolving line of credit with a borrowing limit of $60.0 million. Under this credit facility, amounts outstanding under the line bear interest at Term SOFR plus 1.35% (6.66% at December 31, 2023), are secured by our trade accounts receivable and mature on July 1, 2026. The credit facility also establishes an “unused fee” of 0.25% if average borrowings are less than $18.0 million. At December 31, 2023, outstanding advances on the line of credit were approximately $0.1 million, including approximately $0.1 million in letters of credit, with availability to borrow $59.9 million.

Trade accounts receivable decreased from $134.7 million at December 31, 2022 to $80.6 million at December 31, 2023. The decrease relates to a general decrease in freight revenue and fuel surcharge revenue, which flows through the accounts receivable account, during the fourth quarter of 2023 as compared to the freight revenue and fuel surcharge revenue generated during the fourth quarter of 2022.

Marketable equity securities at December 31, 2023 increased approximately $1.5 million as compared to December 31, 2022. The increase resulted from an increase in the market value of the portfolio by approximately $1.6 million offset by sales of marketable equity securities approximating $0.1 million. At December 31, 2023, the remaining marketable equity securities have a combined cost basis of approximately $30.3 million and a combined fair market value of approximately $43.2 million. The Company has developed a strategy to invest in securities from which it expects to receive dividends that qualify for favorable tax treatment, as well as appreciate in value. During 2023, the Company received dividends of approximately $1.5 million. The holding term of these securities depends largely on the general economic environment, the equity markets, borrowing rates, and the Company's cash requirements.

Revenue equipment at December 31, 2023, which generally consists of trucks, trailers, and revenue equipment accessories such as satellite tracking units and auxiliary power units, increased approximately $51.7 million as compared to December 31, 2022. The increase relates primarily to the purchase of replacement trucks and trailers.

Accounts payable increased from $48.9 million at December 31, 2022 to $62.7 million at December 31, 2023. This increase was primarily attributable to new revenue equipment that was invoiced, or delivered, but not yet paid as of December 31, 2023. This increase was offset by other factors including a decrease in the percentage of miles driven by third-party owner-operators, as opposed to company-employed drivers, a reduction in the bonus accrual and a decrease in amounts accrued for parts at the end of 2023. Accounts payable accruals can vary significantly at the end of each reporting period depending on the timing of the actual date of payment in relation to the last day of the reporting period.

Accrued expenses and other liabilities decreased from $34.2 million at December 31, 2022 to $16.8 million at December 31, 2023. The decrease was primarily related to payments during 2023 of amounts accrued for liability and legal claims at December 31, 2022.

For 2024, we expect to purchase 688 new trucks and 1,548 trailers while continuing to sell or trade equipment that has reached the end of its life cycle, which we expect to result in net capital expenditures of approximately $113.1 million. Management believes we will be able to finance our existing needs for working capital over the next twelve months, as well as acquisitions of revenue equipment and any other asset acquisitions or capital transactions during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our anticipated future cash flows and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

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

Claims accruals. The Company is self-insured for health and workers' compensation benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred but not reported (IBNR) claims. IBNR claims are estimated using historical lag information and other data either provided by outside claims administrators or developed internally. Actual claims payments may differ from management’s estimates as a result of a number of factors, including evaluation of severity, increases in legal or medical costs, and other case-specific factors. The actual claims payments are charged against the Company’s recorded accrued claims liabilities and have been historically reasonable with respect to the estimates of the liabilities made under the Company’s methodology. However, the estimation process is generally subjective, and to the extent that future actual results materially differ from original estimates made by management, adjustments to recorded accruals may be necessary which could have a material effect on the Company’s consolidated financial statements. Based upon our 2023 health and workers' compensation expenses, a 10% increase in both claims incurred and IBNR claims would increase our annual health and workers' compensation expenses by approximately $0.7 million.

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

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities increased to $43.2 million at December 31, 2023 from $41.7 million at December 31, 2022. The increase resulted from an increase in market value of the portfolio by approximately $1.6 million and offset by net sales of marketable equity securities of approximately $0.1 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $4.3 million. For additional information with respect to the marketable equity securities, see “Item 8. Financial Statements and Supplementary Data, Note 4 to the Consolidated Financial Statements – Marketable Equity Securities.”

Interest Rate Risk

Our line of credit bears interest at a floating rate equal to Term SOFR plus a fixed percentage. Accordingly, changes in Term SOFR, which are affected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $18.0 million of variable rate debt was outstanding under our line of credit for a full fiscal year, a hypothetical 100 basis point increase in Term SOFR would result in approximately $180,000 of additional interest expense.

Commodity Price Risk

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our 2023 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by approximately $8.2 million.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk related to the activities of our branch office located in Mexico. Currently, we do not hedge our exchange rate exposure through any currency forward contracts, currency options, or currency swaps as all of our revenues, and substantially all of our expenses and capital expenditures are transacted in U.S. dollars. However, certain operating expenditures and capital purchases related to our Mexico branch office are incurred within or exposed to fluctuations in the exchange rate between the U.S. dollar and the Mexican peso. Based on 2023 expenditures denominated in pesos, a 10% decrease in the exchange rate would increase our annual operating expenses by approximately $0.9 million. Foreign currency exchange rates did not have a material impact to our financial condition, results of operations or cash flows for the years ended December 31, 2023 or 2022.

Item 8. Financial Statements and Supplementary Data.

The following statements are filed with this report:

Report of Independent Registered Public Accounting Firm – Grant Thornton LLP (PCAOB ID Number 248)

Consolidated Balance Sheets - December 31, 2023 and 2022

Consolidated Statements of Operations - Years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Comprehensive Income - Years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows - Years ended December 31, 2023, 2022 and 2021

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

P.A.M. Transportation Services, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 13, 2024, expressed an unqualified opinion.

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

Tulsa, Oklahoma
March 13, 2024

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2023 AND 2022 (in thousands, except share and per share data)

	2023	2022
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$100,614	$74,087
Accounts receivable—net:
Trade, less current estimated credit loss of $7,717 and $5,381, respectively	80,604	134,739
Other	7,203	6,263
Inventories	2,321	2,570
Prepaid expenses and deposits	13,213	15,729
Marketable equity securities	43,203	41,728
Income taxes refundable	3,883	5,650

Total current assets	251,041	280,766

PROPERTY AND EQUIPMENT:
Land	23,078	19,718
Structures and improvements	43,552	35,534
Revenue equipment	689,173	637,510
Office furniture and equipment	15,328	13,157

Total property and equipment	771,131	705,919

Accumulated depreciation	(266,412)	(242,324)

Net property and equipment	504,719	463,595

OTHER ASSETS	4,697	4,801

TOTAL ASSETS	$760,457	$749,162

(Continued)

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2023 AND 2022 (in thousands, except share and per share data)

	2023	2022
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$62,652	$48,917
Accrued expenses and other liabilities	16,799	34,233
Current maturities of long-term debt	57,645	58,815

Total current liabilities	137,096	141,965

Long-term debt—less current portion	204,064	205,466
Deferred income taxes	104,331	101,445
Other long-term liabilities	750	103

Total liabilities	446,241	448,979

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 50,000,000 shares authorized; 22,317,671 and 22,293,687 shares issued; 22,021,341 and 22,166,450 shares outstanding at December 31, 2023 and 2022, respectively	223	223
Additional paid-in capital	40,825	40,472
Accumulated Other Comprehensive Income	-	-
Treasury stock, at cost; 296,330 and 127,237 shares at December 31, 2023 and 2022, respectively	(8,736)	(4,000)
Retained earnings	281,904	263,488

Total stockholders’ equity	314,216	300,183

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$760,457	$749,162

(Concluded)

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021 (in thousands, except per share data)

	2023	2022	2021
OPERATING REVENUES:
Revenue, before fuel surcharge	$706,114	$818,751	$641,253
Fuel surcharge	104,693	128,111	65,867

Total operating revenues	810,807	946,862	707,120

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	186,223	181,918	141,019
Operating supplies and expenses	160,527	166,005	102,228
Rents and purchased transportation	315,647	364,971	279,016
Depreciation	64,605	62,806	55,012
Insurance and claims	30,769	32,516	18,792
Other	23,769	18,128	12,294
Gain on disposition of equipment	(1,043)	(3,250)	(1,446)

Total operating expenses and costs	780,497	823,094	606,915

OPERATING INCOME	30,310	123,768	100,205

NON-OPERATING INCOME	7,446	3,168	10,339
INTEREST EXPENSE	(9,177)	(7,929)	(8,039)

INCOME BEFORE INCOME TAXES	28,579	119,007	102,505

FEDERAL & STATE INCOME TAX EXPENSE:
Current	7,277	13,794	8,157
Deferred	2,886	14,541	17,832

Total federal & state income tax expense	10,163	28,335	25,989

NET INCOME	$18,416	$90,672	$76,516

EARNINGS PER COMMON SHARE:
Basic	$0.83	$4.08	$3.37
Diluted	$0.83	$4.04	$3.35

AVERAGE COMMON SHARES OUTSTANDING:
Basic	22,056	22,246	22,715
Diluted	22,197	22,436	22,864

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021 (in thousands, except per share data)

	Common Stock		Additional Paid-In	Treasury	Retained
	Shares / Amount		Capital	Stock	Earnings	Total

BALANCE— January 1, 2021	22,912	$117	$84,148	$(159,118)	$224,834	$149,981

Net income					76,516	76,516
Stock Split		117	(117)
Restricted stock issued	18
Treasury stock repurchases	(582)			(10,828)		(10,828)
Share-based compensation			441			441

BALANCE— December 31, 2021	22,348	$234	$84,472	$(169,946)	$301,350	$216,110

Net income					90,672	90,672
Stock Split		112	(111)			1
Restricted stock issued	29
Treasury stock repurchases	(211)			(7,000)		(7,000)
Treasury stock retired		(123)	(44,289)	172,946	(128,534)
Restricted stock net settlement			(315)			(315)
Share-based compensation			715			715

BALANCE— December 31, 2022	22,166	$223	$40,472	$(4,000)	$263,488	$300,183

Net income					18,416	18,416
Restricted stock issued	24
Treasury stock repurchases	(169)			(4,736)		(4,736)
Restricted stock net settlement			(199)			(199)
Share-based compensation			552			552

BALANCE— December 31, 2023	22,021	$223	$40,825	$(8,736)	$281,904	$314,216

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021 (in thousands)

	2023	2022	2021
OPERATING ACTIVITIES:
Net income	$18,416	$90,672	$76,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	64,605	62,806	55,012
Bad debt expense	2,396	917	1,044
Stock compensation—net of excess tax benefits	553	715	441
Provision for deferred income taxes	2,886	14,541	17,832
Recognized (gain) on marketable equity securities	(1,618)	(1,129)	(8,197)
Gain on sale or disposal of equipment	(1,043)	(3,250)	(1,446)
Changes in operating assets and liabilities:
Accounts receivable	50,798	(2,152)	(47,132)
Prepaid expenses, deposits, inventories, and other assets	2,538	(7,257)	(865)
Income taxes refundable	1,768	(5,373)	591
Income taxes payable	-	(4,364)	4,364
Trade accounts payable	(10,980)	2,198	5,945
Accrued expenses and other liabilities	(15,742)	20,491	(2,365)
Net cash provided by operating activities	114,577	168,815	101,740

INVESTING ACTIVITIES:
Purchases of property and equipment	(34,060)	(63,961)	(19,144)
Purchase of a business, net of cash acquired	-	(65,797)	-
Proceeds from disposition of equipment	22,622	17,406	31,680
Sales of marketable equity securities	143	-	3,109
Purchases of marketable equity securities, net of return of capital	-	(1,175)	(6,395)
Net cash (used in) provided by investing activities	(11,295)	(113,527)	9,250

FINANCING ACTIVITIES:
Borrowings under line of credit	879,191	945,610	654,212
Repayments under line of credit	(879,191)	(945,610)	(672,458)
Borrowings of long-term debt	-	74,925	21,408
Repayments of long-term debt	(71,105)	(67,335)	(75,115)
Borrowings under margin account	46	1,229	6,510
Repayments under margin account	(960)	(1,529)	(16,547)
Repurchases of treasury stock	(4,736)	(7,000)	(10,828)
Net cash (used in) provided by financing activities	(76,755)	290	(92,818)

NET INCREASE IN CASH AND CASH EQUIVALENTS	26,527	55,578	18,172

CASH AND CASH EQUIVALENTS—Beginning of year	74,087	18,509	337
CASH AND CASH EQUIVALENTS—End of year	$100,614	$74,087	$18,509

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid during the period for:
Interest	$9,762	$7,842	$8,144
Income taxes	$5,510	$23,243	$3,870

NON-CASH INVESTING AND FINANCING ACTIVITIES—
Purchases of revenue equipment included in accounts payable	$25,147	$431	$383

See notes to consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

1.	ACCOUNTING POLICIES

Description of Business and Principles of Consolidation– P.A.M. Transportation Services, Inc. (the “Company”), through its subsidiaries, operates as a truckload transportation and logistics company.

The consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiaries: P.A.M. Transport, Inc., P.A.M. Cartage Carriers, LLC, Met Express, Inc., Choctaw Brokerage, Inc., Costar Equipment, Inc., Costar Real Estate Holdings, Inc., Costar Management, Inc., Select CDL Driving School, Inc., Overdrive Leasing, LLC, Choctaw Express, LLC, Decker Transport Co., LLC, T.T.X., LLC, Transcend Logistics, Inc., Unmoored Realty, LLC and East Coast Transport and Logistics, LLC. The following subsidiaries were inactive during all periods presented: P.A.M. International, Inc., S & L Logistics, Inc. and P.A.M. Mexico Holdings, LLC.

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

Cash and Cash Equivalents– The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At times, cash held at banks may exceed FDIC insured limits.

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

Bank Overdrafts– The Company classifies bank overdrafts in current liabilities as accounts payable. Bank overdrafts generally represent checks written in excess of available cash that have not yet cleared the Company’s bank accounts. The majority of the Company’s bank accounts are zero balance accounts that are funded at the time items clear against the account by drawings against a line of credit; therefore, the outstanding checks represent bank overdrafts. Because the recipients of these checks have generally not yet received payment, the Company continues to classify bank overdrafts as accounts payable. Bank overdrafts are classified as changes in accounts payable in the cash flows from operating activities section of the Company’s Consolidated Statement of Cash Flows. There were no bank overdrafts as of December 31, 2023 or 2022.

Accounts Receivable Other– The components of accounts receivable other consist primarily of amounts representing downtime reimbursements due from our equipment partners, company driver advances, independent contractor advances, and equipment manufacturer warranties. Equipment downtime reimbursements due from our equipment partners were approximately $2,100,000 and $994,000 as of December 31, 2023 and December 31, 2022, respectively. Accounts receivable from independent contractors as of December 31, 2023 and 2022, were approximately $768,000 and $1,379,000, respectively. Independent contractors are allowed to purchase items such as fuel, repairs and tolls on Company accounts in order to share in favorable pricing negotiated by the Company. Advances receivable from company drivers as of December 31, 2023 and 2022, were approximately $182,000 and $135,000, respectively. Independent contractors and trip lease carriers are allowed to receive advances for a portion of the revenue that they expect to receive for loads that they transport for the Company.

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

Impairment of Long-Lived Assets– The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An impairment loss would be recognized if the carrying amount of the long-lived asset is not recoverable, and it exceeds its fair value. For long-lived assets classified as held and used, if the carrying value of the long-lived asset exceeds the sum of the future net undiscounted cash flows, it is not recoverable. No impairment losses were recorded during 2023 or 2022.

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

Asset Class	Estimated Asset Life (in years)

Service vehicles	3	-	5
Office furniture and equipment	3	-	10
Revenue equipment	3	-	11
Structures and improvements	5	-	40

The Company’s management periodically evaluates whether changes to estimated useful lives and/or salvage values are necessary to ensure its estimates accurately reflect the economic use of the assets. During the 2023 evaluation, management determined it necessary to adjust the estimated useful lives and salvage values of trucks and trailers to reflect the current market conditions more accurately. These adjustments did not have a material impact on the Company’s financial condition, results of operations, and cash flows as of December 31, 2023.

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

Advertising Expense– Advertising costs are expensed as incurred and totaled approximately $2,014,000, $2,101,000 and $1,154,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2023 and 2022, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

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

Reportable Segments– The Company's operations are all in the motor carrier segment and are aggregated into a single reportable segment in accordance with the aggregation criteria under United States generally accepted accounting principles (“GAAP”). The Company provides truckload transportation services as well as brokerage and logistics services to customers throughout the United States and portions of Canada and Mexico. Truckload transportation services revenues, excluding fuel surcharges, represented 65.3%, 66.0% and 67.0% of total revenues, excluding fuel surcharges, for the twelve months ended December 31, 2023, 2022 and 2021, respectively. Remaining revenues, excluding fuel surcharges, for each respective year were generated by brokerage and logistics services.

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

Business Combinations– The purchase price of an acquired business, or the purchase of substantially all of the assets of a business, is allocated to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The calculation of the fair value of assets acquired, liabilities assumed and the potential value of any intangible assets involves many factors, some of which require estimates and judgement. In certain cases, valuation specialists may be engaged to assist in the determination of the fair value calculations. During 2022, we engaged valuation specialists to assist us in fair value determination for our acquisition of substantially all of the assets of Metropolitan Trucking, Inc. and related entities.

Recent Accounting Pronouncements– In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update, (“ASU”) No. 2023-09, (“ASU 2023-09”), Improvements to Income Tax Disclosures. ASU 2023-09 was issued to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company has evaluated the new guidance and does not expect it to have a material impact on its financial condition, results of operations, or cash flows.

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

The Company's receivables result primarily from the sale of transportation and logistics services. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Accounts receivable, which consist of both billed and unbilled receivables, are presented net of current estimated credit losses. Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectability. Accounts receivable balances consist of the following components as of December 31, 2023 and 2022:

	2023	2022
	(in thousands)

Billed	$75,653	$119,552
Unbilled	12,668	20,568
Current estimated credit losses	(7,717)	(5,381)

Total accounts receivable—net	$80,604	$134,739

An analysis of changes in current estimated credit losses for the years ended December 31, 2023, 2022, and 2021 follows:

	2023	2022	2021
	(in thousands)

Balance—beginning of year	$5,381	$4,526	$3,482
Provision for bad debts	2,396	917	1,044
Charge-offs	(60)	(62)	-
Recoveries	-	-	-

Balance—end of year	$7,717	$5,381	$4,526

4.	MARKETABLE EQUITY SECURITIES

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

The following table sets forth cost, market value and unrealized gain on equity securities classified as available-for-sale as of December 31, 2023 and 2022.

	2023	2022
	(in thousands)
Available-for-sale securities:
Fair market value	$43,203	$41,728
Cost	30,294	30,350
Unrealized gain	$12,909	$11,378

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of December 31, 2023 and 2022.

	2023	2022
	(in thousands)
Available-for-sale securities:
Gross unrealized gains	$15,539	$13,478
Gross unrealized losses	2,630	2,100
Net unrealized gains	$12,909	$11,378

For the years ended December 31, 2023, 2022 and 2021, the Company recognized dividends of approximately $1,557,000, $1,539,000 and $1,448,000 in non-operating income in its consolidated statements of operations, respectively.

The following table shows the Company’s net realized (losses) gains during 2023, 2022 and 2021 on certain marketable equity securities.

	2023	2022	2021
	(in thousands)
Realized (losses) gains:
Sale proceeds	$343	$-	$3,109
Cost of securities sold	255	-	3,199

Realized (losses) / gains	$88	$-	$(90)

At December 31, 2023, the Company’s investments’ approximate fair value of securities in a loss position and related gross unrealized losses were $8,099,000 and $2,630,000, respectively. At December 31, 2022, the Company’s investments’ approximate fair value of securities in a loss position and related gross unrealized losses were $7,875,000 and $2,100,000, respectively.

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. At December 31, 2023, the Company had no outstanding borrowings under its margin account. At December 31, 2022, the company had outstanding borrowings of $914,000 under its margin account, which was reflected in accrued expenses. The interest rate on margin account borrowings were 4.92% as of December 31, 2022, respectively.

5.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at December 31 are summarized as follows:

	2023	2022
	(in thousands)

Payroll	$3,105	$1,995
Accrued vacation	1,050	983
Taxes—other than income	3,189	3,369
Interest	302	283
Driver escrows	907	1,271
Margin account borrowings	-	914
Self-insurance claims and legal reserves	7,417	22,709
Current portion of Right-of-Use liability	114	340
Other liabilities	715	2,369

Total accrued expenses and other liabilities	$16,799	$34,233

The Company’s accounts payable of $62,652,000 includes $25,147,000 in payables for purchases of revenue equipment.

6.	CLAIMS LIABILITIES

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

7.	LONG-TERM DEBT

Long-term debt at December 31, consists of the following:

	2023	2022
	(in thousands)
Line of credit with a bank—due July 1, 2026, and collateralized by accounts receivable (1)	-	-
Equipment financing (2)	219,033	216,875
Real estate financing (3)	42,676	47,406
Total long-term debt	261,709	264,281
Less current maturities	(57,645)	(58,815)

Long-term debt—net of current maturities	$204,064	$205,466

(1)

Line of credit agreement with a bank provides for maximum borrowings of $60.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of Term SOFR as of the first day of the month plus 1.35%, (6.66% at December 31, 2023) and are secured by our trade accounts receivable. An “unused fee” of 0.25% is charged if average daily borrowings are less than $18.0 million in a given month. Monthly payments of interest are required under this agreement. Also, under the terms of the agreement the Company must maintain a debt to adjusted EBITDA (earnings before interest, taxes, depreciation, and amortization, excluding gains/losses on equity securities and extraordinary items) ratio of less than 4.00:1. The Company was in compliance with all provisions under this agreement throughout 2023. At December 31, 2023, outstanding advances on the line were approximately $0.1 million, including letters of credit totaling $0.1 million, with availability to borrow $59.9 million. At December 31, 2022, outstanding advances on the line were approximately $0.4 million, including letters of credit totaling $0.3 million.

(2)

Equipment financings consist of installment obligations for revenue equipment purchases, payable in various monthly installments with various maturity dates through March 2028, at a weighted average interest rate of 4.20% as of December 31, 2023 and collateralized by revenue equipment.

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

The Company has provided a letter of credit to a third party totaling approximately $100,000 and $310,000 at December 31, 2023 and December 31, 2022, respectively. The letter is held by the third party to assist such party in collection of any amounts due by the Company should the Company default in its commitments to the party.

Scheduled annual maturities on long-term debt outstanding at December 31, 2023, are:

2024	$57,645
2025	61,848
2026	43,588
2027	41,672
2028	25,914
Thereafter	31,042

Total	$261,709

8.	NONCASH INVESTING AND FINANCING ACTIVITIES

The Company financed approximately $68.5 million, $22.2 million, and $36.1 million in equipment purchases during 2023, 2022 and 2021, respectively, utilizing noncash financing.

9.	CAPITAL STOCK

The Company's authorized capital stock consists of 50,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. At December 31, 2023, there were 22,317,671 shares of our common stock issued and 22,021,341 shares outstanding. At December 31, 2022, there were 22,293,687 shares of our common stock issued and 22,166,450 shares outstanding. No shares of our preferred stock were issued or outstanding at December 31, 2023 or 2022.

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

Preferred Stock

Preferred stock may be issued from time to time by our Board of Directors, without stockholder approval, in such series and with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or other provisions, as may be fixed by the Board of Directors in the resolution authorizing their issuance. The issuance of preferred stock by the Board of Directors could adversely affect the rights of holders of shares of common stock; for example, the issuance of preferred stock could result in a class of securities outstanding that would have certain preferences with respect to dividends and in liquidation over the common stock, and that could result in a dilution of the voting rights, net income per share and net book value of the common stock. As of December 31, 2023, we have no agreements or understandings for the issuance of any shares of preferred stock.

Treasury Stock

The Company’s stock repurchase program has been extended and expanded several times, most recently in July 2023, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. The Company repurchased 169,093 shares and 168,847 shares of its common stock under this program during 2023 and 2022, respectively.

The Company accounts for Treasury stock using the cost method, and as of December 31, 2023, 296,330 shares were held in the treasury at an aggregate cost of approximately $8,736,000.

10.	SEGMENT INFORMATION, SIGNIFICANT CUSTOMERS, INDUSTRY CONCENTRATION AND GEOGRAPHIC AREAS

The Company's revenues for 2023, 2022 and 2021 were all generated from operations in the motor carrier segment and are aggregated into a single reporting segment in accordance with the aggregation criteria under GAAP.

The table below presents revenue dollars and percentages by geographic area:

	Year Ended December 31,
	2023		2022		2021
	(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent
United States - domestic shipments	$512,552	63.2	$629,921	66.5	$474,291	67.9
Shipments to or from Mexico	296,696	36.6	313,885	33.2	223,315	32.0
Shipments to or from Canada	1,559	0.2	3,056	0.3	891	0.1

Total	$810,807	100%	$946,862	100%	$698,497	100%

Our five largest customers, for which we provide carrier services covering a number of geographic locations, accounted for approximately 34%, 39% and 33% of our total revenues in 2023, 2022 and 2021, respectively. General Motors Company accounted for approximately 12%, 13% and 11% of our revenues in 2023, 2022 and 2021, respectively.

We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. Approximately 30%, 31% and 27% of our revenues were derived from transportation services provided to the automobile industry during 2023, 2022 and 2021, respectively.

Accounts receivable from the three largest customers totaled approximately $24,665,000 and $36,622,000 at December 31, 2023 and 2022, respectively.

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

Significant components of the Company’s deferred tax liabilities and assets at December 31 are as follows:

	2023	2022
	(in thousands)

Deferred tax liabilities:
Property and equipment	$101,623	$102,169
Unrealized gains on securities	3,282	2,894
Prepaid expenses and other	3,303	3,836

Total deferred tax liabilities	108,208	108,899

Deferred tax assets:
Current expected credit losses	1,986	1,385
Compensated absences	168	215
Self-insurance allowances	1,674	5,746
Other	49	108

Total deferred tax assets	3,877	7,454

Net deferred tax liability	$104,331	$101,445

The reconciliation between the effective income tax rate and the statutory Federal income tax rate for the years ended December 31, 2023, 2022 and 2021 is presented in the following table:

	2023		2022		2021
	(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent

Federal income tax at statutory rate	$6,002	21.0	$24,991	21.0	$21,526	21.0
Nondeductible per diem and meals	371	1.3	-	-	-	-
State income taxes/other, net	3,790	13.3	3,344	2.8	4,463	4.4

Total income tax expense	$10,163	35.6	$28,335	23.8	$25,989	25.4

The provision (benefit) for income taxes consisted of the following:

	2023	2022	2021
	(in thousands)
Current:
Federal	$4,697	$10,673	$6,314
State	2,580	3,121	1,843
Total current income tax provision	7,277	13,794	8,157
Deferred:
Federal	944	12,920	13,720
State	1,942	1,621	4,112
Total deferred income tax provision	2,886	14,541	17,832

Total income tax provision expense	$10,163	$28,335	$25,989

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2023 and 2022, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of December 31, 2023, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During 2023 and 2022, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which the Company operates generally provide for a deficiency assessment statute of limitation period of three years, and as a result, the Company’s tax years 2020 and forward remain open to examination in those jurisdictions.

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

During February 2023, the Company granted 28,313 shares of common stock to certain key employees. These stock awards had grant date fair values of $28.30 per share, based on the closing price of the Company’s stock on the date of grant, and vest in 25% increments over four years, beginning one year from the anniversary date of the grant.

During May 2023, the Company granted 2,295 shares of common stock to non-employee directors. These stock awards had a grant date fair value of $23.95 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately.

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

During 2023 and 2022, there were no grants of stock options and there were no outstanding stock options at December 31, 2023 or December 31, 2022. At December 31, 2023, approximately 1,402,000 shares were available for granting future options or restricted stock.

The grant date fair value of stock and stock options vested during 2023, 2022 and 2021 was approximately $576,000, $392,000 and $203,000, respectively. Total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits was approximately $553,000 during 2023 and includes approximately $55,000 recognized as a result of the grant of a total of 2,295 shares of stock to four non-employee directors during the second quarter of 2023. The Company recognized a total income tax benefit of approximately $197,000 related to stock-based compensation expense during 2023. The recognition of stock-based compensation expense decreased diluted earnings per common share by $0.02 and basic earnings per common share by approximately $0.02 during 2023. As of December 31, 2023, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $2,134,000 which is being amortized over the remaining vesting period. As a result, the Company expects to recognize the following approximate amounts of additional compensation expense related to unvested restricted stock awards during each of the years indicated:

2024	$728,000
2025	$777,000
2026	$493,000
2027	$136,000
2028	-

Total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits was approximately $715,000 during 2022 and includes approximately $55,000 recognized as a result of the grant of 1,855 shares of stock to four non-employee directors during the second quarter of 2022. The Company recognized a total income tax benefit of approximately $170,000 related to stock-based compensation expense during 2022. The recognition of stock-based compensation expense decreased diluted earnings per common share by $0.03 and basic earnings per common share by approximately $0.02 during 2022.

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

There were no options granted during 2023, 2022, or 2021.

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2023 and changes during the year ended December 31, 2023, is presented below:

	Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested—January 1, 2023	235,832	$13.15
Granted	30,608	27.97
Canceled/forfeited/expired	(34,627)	16.85
Vested	(32,954)	17.49
Nonvested—December 31, 2023:	198,859	$14.07

14.	EARNINGS PER SHARE

Basic earnings per common share was computed by dividing net income by the weighted average number of shares outstanding (on a stock split adjusted basis) during the period. Diluted earnings per common share was calculated as follows:

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands, except per share data)

Net income	$18,416	$90,672	$76,516

Basic weighted average common shares outstanding(1)	22,056	22,246	22,715
Dilutive effect of common stock equivalents	141	190	149

Diluted weighted average common shares outstanding(1)	22,197	22,436	22,864

Basic earnings per share	$0.83	$4.08	$3.37

Diluted earnings per share	$0.83	$4.04	$3.35

(1) As adjusted for the Company’s 2-for-1 forward stock splits paid in August 2021 and March 2022, respectively.

15.	BENEFIT PLAN

The Company sponsors a benefit plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deductible contributions to the plan. The plan provides for employer matching contributions of 50% of each participant’s voluntary contribution up to 3% of the participant’s compensation and vests at the rate of 20% each year until fully vested after five years. Total employer matching contributions to the plan were approximately $245,000, $212,000 and $190,000 in 2023, 2022 and 2021, respectively.

16.	COMMITMENTS AND CONTINGENCIES

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

Right-of-Use Leases

During 2019, the Company entered into operating leases which include initial terms of approximately five years and which do not include an option for early cancellation. During 2023 and 2022, the Company did not enter into any new leases with similar provisions. In accordance with the provisions of ASC Topic 842, these leases resulted in the recognition of right-of-use assets and corresponding operating lease liabilities, respectively, valued at approximately $0.1 million as of December 31, 2023. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using the Company’s incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable. The right-of-use assets are recorded in other assets, and the lease liability is recorded in accrued expenses and other liabilities and in other long-term liabilities on our consolidated balance sheet. Lease expense is recorded on a straight-line basis over the lease term and is recorded in rent and purchased transportation in our consolidated statements of operations. While the lease agreements contain provisions to extend after the initial term for an additional five years, the Company is not reasonably certain these extension options will be exercised. Therefore, potential lease payments that might occur under this extension period are not included in amounts recorded in our consolidated balance sheets as of December 31, 2023.

Scheduled amounts and timing of cash flows arising from operating lease payments at December 31, 2023, are:

(in thousands)
Maturity of Lease Liabilities
2024	$114
2025	-
2026	-
2027	-
2028 and Thereafter	-
Total undiscounted operating lease payments	$114
Less: Imputed interest	(1)
Present value of operating lease liabilities	$113

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$113

Current lease liabilities (recorded in other current liabilities)	$113
Long-term lease liabilities (recorded in other long-term liabilities)	-
Total operating lease liabilities	$113

Other Information
Weighted-average remaining lease term for operating leases (in years)	0.33
Weighted-average discount rate for operating leases	3.74%

Cash Flows

No new right-of-use assets were recognized as non-cash asset additions that resulted from new operating lease liabilities during the years ended December 31, 2023 and December 31, 2022, respectively. Cash paid for amounts included in the present value of right-of-use lease liabilities was $0.3 and $0.5 million during the years ended December 31, 2023 and December 31, 2022, respectively, and is included in operating cash flows.

Cash Paid for Operating Leases

	Twelve Months Ended
	December 31,
	2023	2022
	(in thousands)
Right-of-Use leases	$330	$515
Short-term leases (1)	3,115	2,393
Total	$3,445	$2,908

(1) Short-term lease cost includes leases with a term of twelve months or less and leases with options for early cancellation.

Lease Revenue

The Company has a lease-purchase program whereby we offer independent contractors the opportunity to lease a Company-owned truck. The terms associated with these leases require weekly lease payments over the term of the leases which range from 5 to 60 months. The cost and carrying amount of Company-owned trucks in this program at December 31, 2023 were approximately $57,790,000 and $32,595,000, respectively. The cost and carrying amount of the Company-owned trucks in this program at December 31, 2022 were approximately $58,227,000 and $22,960,000, respectively. Payments under this program are classified in the Company’s financial statements under the consolidated statement of operations category Revenue.

Leases in our lease-purchase program expire at various dates through 2027. Future minimum lease receipts related to these operating leases at December 31, 2023 and 2022 were approximately $14,268,000 and $11,549,000, respectively. Depreciation is calculated on a straight-line basis over the estimated useful life of the equipment, down to an estimated salvage value. In most cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed by the manufacturer. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal. During the year ended December 31, 2023, the Company incurred $4.9 million of depreciation expense for these assets.

The Company leases dock space to a related party at our Laredo, Texas terminal and warehouse and office space to an unrelated lessee at a second Laredo, Texas terminal. At December 31, 2023, the cost and carrying amount of the facilities leased were approximately $13,738,000 and $11,305,000, respectively. Future minimum lease receipts related to this operating lease at December 31, 2023 are approximately $32,100. See Note 19 – Related Party Transactions for additional information regarding the Company’s transactions with related persons.

The Company's operating lease revenue is disclosed in the table below.

	Twelve Months Ended
	December 31,
	2023	2022
	(in thousands)
Leased truck revenue (recorded in revenue, before fuel surcharge)	$7,850	$8,705
Leased building space revenue (recorded in non-operating income)	395	525
Total lease revenue	$8,245	$9,230

Lease Receivable

Future minimum operating lease payments receivable at December 31, 2023:

(in thousands)
2024	$6,283
2025	5,163
2026	2,795
2027	27
2028 & Thereafter	-
Total future minimum lease payments receivable	$14,268

Lease Payments to Related Parties

Payments to related parties of $1,540,102 were made for real estate leases during 2023 which include maintenance facilities in one state and trailer drop yards in nine states. The leases are generally month to month leases with automatic monthly renewal provisions.

During 2023 the Company leased office, shop and parking spaces from various lessors, including a related party. The initial term for the majority of these leases is one year, with an option for early cancellation and an option to renew for subsequent one-month periods. These leases can be terminated by either party by providing notice to the other party of the intent to cancel or to not extend. Relatively short lease durations for these properties are intended to provide flexibility to the Company as changing operational needs and shifting opportunities often result in cancellation or non-renewal of these leases by the Company or the lessor. The minimum operating lease payable under these arrangements was approximately $64,200 as of December 31, 2023.

The Company leases office and shop facilities to a related party. At December 31, 2023, the cost and carrying amount of the facilities leased were approximately $13,738,000 and $11,305,000, respectively. Future minimum lease receipts related to this lease at December 31, 2023 were approximately $32,100.

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

At December 31, 2023 and 2022, the following items are measured at fair value on a recurring basis:

	2023				2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable equity securities	$43,203	$43,203	-	-	$41,728	$41,728	-	-

During 2023 and 2022, there were no transfers of marketable securities between levels of fair value measurement.

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying values and estimated fair values of this other long-term debt at December 31, 2023 and 2022 are summarized as follows:

	2023		2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Long-term debt	$261,709	$251,352	$264,281	$253,762

The Company has not elected the fair value option for any of our financial instruments.

19.	RELATED PARTY TRANSACTIONS

In the normal course of business, transactions for transportation and repair services, equipment, property leases and other services are conducted between the Company and companies affiliated with our Chairman and controlling stockholders. The Company recognized approximately $8,321,000, $1,363,000 and $8,085,000 in operating revenue and approximately $27,286,000, $21,438,000 and $11,103,000 in operating expenses in 2023, 2022, and 2021, respectively from related party transactions.

The Company purchased auto liability and workers’ compensation insurance through an insurance company affiliated with our Chairman and controlling stockholders. Premiums for auto liability coverage during 2023, 2022, and 2021 were approximately $13,307,000, $11,437,000, and $9,851,000, respectively. Premiums for workers’ compensation coverage during 2023, 2022, and 2021 were approximately $298,000, $338,000 and $300,000, respectively.

Amounts owed to the Company by these affiliates were approximately $1,809,000 and $723,000 at December 31, 2023 and 2022, respectively. Of the accounts receivable at December 31, 2023 and 2022, approximately $1,418,000 and $382,000 represent freight transportation and approximately $391,000 and $341,000 represent revenue resulting from other services performed for related parties. Amounts payable to affiliates at December 31, 2023 and 2022 were approximately $1,101,000 and $1,290,000 respectively.

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

Pursuant to the Asset Purchase Agreement, the Buyer acquired substantially all the assets and assumed certain specified liabilities of Metropolitan Trucking, Inc., and its related entities (the “Transaction”). The Buyer paid $79.9 million of total consideration, including cash and certain assumed indebtedness of Metropolitan Trucking, Inc., and its related entities. The Transaction closed on June 14, 2022, subject to working capital adjustments.

Total cash paid of $64.3 million was funded out of the Company’s available cash. The Transaction included the assumption of $12.6 million of indebtedness and $2.9 million of other current liabilities. The Asset Purchase Agreement contains customary representations, warranties, covenants, escrow, and indemnification provisions.

The results of the acquired business have been included in the consolidated financial statements since the date of acquisition and represented 2.1% of consolidated total assets as of December 31, 2023 and represented 9.7% of revenues excluding fuel surcharge for the year ended December 31, 2023, respectively. Acquisition related expenses of $0.4 million were included in the condensed consolidated statements of operations for the year ended December 31, 2022.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

P.A.M. Transportation Services, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of P.A.M. Transportation Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated March 13, 2024, expressed an unqualified opinion on those financial statements.

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
March 13, 2024

Item 9B. Other Information.

Not Applicable

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable

PART III

Portions of the information required by Part III of Form 10-K are, pursuant to General Instruction G-(3) of Form 10-K, incorporated by reference from our definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our fiscal year 2023.

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

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2023, information about compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans approved by Security Holders	198,859	-	1,401,821

Equity Compensation Plans not approved by Security Holders	-	-	-

Total	198,859	-	1,600,680

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

Report of Independent Registered Public Accounting Firm - Grant Thornton LLP (PCAOB ID Number 248)

Consolidated Balance Sheets - December 31, 2023 and 2022

Consolidated Statements of Operations - Years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows - Years ended December 31, 2023, 2022 and 2021

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

3.3		Second Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 22, 2024)

4.1		Description of Capital Stock of the Registrant

10.1	(1)

Employment Agreement between the Registrant and Joseph A. Vitiritto, dated August 4, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 5, 2020)

10.2	(1)	Employment Agreement between the Registrant and Lance K. Stewart, dated July 7, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 13, 2023)

10.3	(1)

Separation and Consulting Agreement between the Registrant and Allen W. West, dated July 7, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 13, 2023)

10.4	(1)	Employment Agreement between the Registrant and Allen W. West, dated March 7, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 11, 2019)

10.5	(1)	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 2, 2023)

10.6	(1)	2014 Amended and Restated Stock Option and Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 23, 2014)

10.7

Second Amended and Restated Loan Agreement, dated August 12, 2020 by and among P.A.M. Transport, Inc., First Horizon Bank (formerly First Tennessee Bank National Association) and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 6, 2020)

10.8

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

10.10

First Amendment to Amended and Restated Security Agreement, dated January 25, 2019, by and between P.A.M. Transport, Inc. and First Tennessee Bank National Association (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 31, 2019)

10.11

Fifth Amended and Restated Guaranty Agreement of the Company, dated January 25, 2019, in favor of First Tennessee Bank National Association (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on January 31, 2019)

21.1	Subsidiaries of the Registrant

23.1	Consent of Grant Thornton LLP

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

97.1	Clawback Policy of the Registrant

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: March 13, 2024	By:	/s/ Joseph. A. Vitiritto
JOSEPH A. VITIRITTO
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 13, 2024	By:	/s/ Michael D. Bishop
MICHAEL D. BISHOP, Director

Dated: March 13, 2024	By:	/s/ Frederick P. Calderone
FREDERICK P. CALDERONE, Director

Dated: March 13, 2024	By:	/s/ W. Scott Davis
W. SCOTT DAVIS, Director

Dated: March 13, 2024	By:	/s/ Edwin J. Lukas
EDWIN J. LUKAS, Director

Dated: March 13, 2024	By:	/s/ Franklin H. McLarty
FRANKLIN H. MCLARTY, Director

Dated: March 13, 2024	By:	/s/ H. Pete Montaño
H. PETE MONTAÑO, Director

Dated: March 13, 2024	By:	/s/ Matthew J. Moroun
MATTHEW J. MOROUN, Director

Dated: March 13, 2024	By:	/s/ Matthew T. Moroun
MATTHEW T. MOROUN, Director and Chairman of the Board

Dated: March 13, 2024	By:	/s/ Joseph. A. Vitiritto
JOSEPH A. VITIRITTO
President and Chief Executive Officer
(principal executive officer)

Dated: March 13, 2024	By:	/s/ Lance K. Stewart
LANCE K. STEWART
Vice President-Finance, Chief Financial Officer
and Treasurer
(principal financial and accounting officer)