Form 10-K/A
period 2023-12-31
PAM TRANSPORTATION SERVICES INC
filed 2024-04-29
CIK 798287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

The number of shares outstanding of the registrant’s common stock, as of April 19, 2024: 22,034,762 shares of $.01 par value common stock.

AuditorName – Grant Thornton LLP
AuditorFirmID – PCAOB ID Number 248
AuditorLocation – Tulsa, OK

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

P.A.M. Transportation Services, Inc. (“P.A.M.,” the “Company,” “we,” “our,” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2024 (the “Original Report”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. We are filing this Amendment to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Report.

This Amendment amends and restates in their entirety Items 10, 11, 12, 13, and 14 of Part III of the Original Report. The cover page of the Original Report is also amended to delete the reference to the incorporation by reference of the Company’s definitive proxy statement. In addition, Item 15(a)(3) of Part IV of the Original Report has also been amended and supplemented to include our Certificate of Amendment of our Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on May 10, 2022, which was inadvertently omitted from the exhibit index in the Original Report, and our 2024 Equity Incentive Plan.

Except as described above, no other changes have been made to the Original Report, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original Report. This Amendment does not reflect events occurring after the date of the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the SEC subsequent to the filing of the Original Report. Capitalized terms used in this Amendment and not otherwise defined herein have the meaning ascribed to such terms in the Original Report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 3, 4 and 5 of the certifications have been omitted.

P.A.M. TRANSPORTATION SERVICES, INC.
AMENDMENT NO. 1 ON FORM 10-K/A
For the fiscal year ended December 31, 2023

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Our Board of Directors currently consists of nine directors. Members of our Board are elected annually to serve until the next annual meeting of stockholders or until their successors are elected and qualified. The biography of each of our directors and executive officers below contains information regarding the person’s service as director, business experience, director positions held currently or at any time during the last five years, and the experiences, qualifications, attributes or skills that caused the Board to determine that the person should serve as a director.

Michael D. Bishop, age 56, has been a director and a member of the Audit Committee since 2019. Mr. Bishop is the President and Founder of American General Counsel PLC, a law firm providing general counsel services to businesses. From 2018 to 2020, Mr. Bishop was Co-President of iPSE-US, the Association of Independent Workers, an association dedicated to advancing the freedom an interests of America’s independent workers. Mr. Bishop served as a member of the United States Congress from 2014 to 2018. During his tenure in Congress, Mr. Bishop was appointed to and served on the House Ways and Means Committee, the Judiciary Committee and the Higher Education Committee. Preceding his service in the United States Congress, Mr. Bishop was the Chief Legal Officer and General Counsel of International Bancard Company, a nation-wide financial services technology company. Prior to his role at International Bancard, Mr. Bishop was a Senior Attorney with Clark Hill PLC, an international law firm, where he concentrated in the areas of Public Policy and Business Law. Before joining Clark Hill PLC, Mr. Bishop was elected to and served in the Michigan State legislature from 1998 to 2010. During his tenure in the Michigan State legislature, Mr. Bishop was chosen to serve as the Senate Majority Leader and also served on various committees including chairing the Senate Banking and Financial Institutions Committee and the Constitutional Law and Ethics Committee. Mr. Bishop is a licensed real estate broker and an attorney licensed to practice law in the state of Michigan, the District of Columbia, and before the U.S. Supreme Court. He also serves as an Adjunct Professor of Law at the Thomas M. Cooley Law School. His thorough understanding of legal matters, public policy, financial analytics, and budgeting qualify him for service on the Board of PTSI.

Frederick P. Calderone, age 73, has been a director since 1998. Mr. Calderone retired in 2016 after over 20 years of service as a Vice President of a diversified holding company headquartered in Warren, Michigan. During his career, Mr. Calderone was widely recognized for his expertise in corporate, partnership and individual income tax matters; estate planning; tax planning for multinational businesses; mergers, acquisitions and commercial transactions; tax controversies and litigation; and corporate accounting. Prior to this time, Mr. Calderone was a partner with Deloitte, Haskins, & Sells, a predecessor to Deloitte LLP. Mr. Calderone is a certified public accountant, attorney and tax specialist with a long history of advising and providing executive oversight to transportation companies. Mr. Calderone has served as a director of Universal Logistics Holdings, Inc. (NASDAQ: ULH) since 2009. With his thorough understanding of financial reporting, generally accepted accounting principles, financial analytics, taxation and budgeting, Mr. Calderone brings to the Board a unique combination of expertise in accounting, strategic planning and finance.

W. Scott Davis, age 61, is Director of Partner Relations of Circumference Group, LLC, an investment management partnership, where he is responsible for business development and client relations. Prior to that, he served as Vice Chairman and Chief Financial Officer of Clearview International, LLC, a data center business headquartered in Dallas, Texas, until the company was sold in April 2016. He had been an investor in Clearview since June 2009. Mr. Davis was a Partner and Senior Managing Director of Rock Financial Partners, LLC from April 2009 to December 2013. From August 2006 to April 2009, he served as the President and sole owner of WS Davis, Inc., the company through which he performed his consulting work. From 1987 to 2006, Mr. Davis worked for Stephens Inc., an investment banking firm, including serving as an Executive Vice President of Stephens Inc. from 2002 to 2006. Mr. Davis has served as a director of PTSI since August 2007. He has extensive experience in the investment banking industry. He currently serves as Chairman of our Audit Committee. His extensive experience in financial statement analysis and review qualifies him to serve on the Board and as Chairman of the Audit Committee of PTSI.

Edwin J. Lukas, age 56, is the founder of Vistula PLC, a business law firm located in Saint Clair Shores, Michigan. He is also a Strategic Partner with Aquila Equity Partners, a private investment firm located in Bloomfield Hills, Michigan. From 2016 to March 2020, Mr. Lukas served in an executive-level capacity with a diversified holding company based in Warren, Michigan, including as its Executive Vice President and General Counsel. Prior to this time, Mr. Lukas was a partner at Bodman PLC in Detroit, Michigan. Mr. Lukas is a graduate of the University of Pennsylvania and the University of Detroit School of Law, where he served as Editor-in-Chief of the University of Detroit Law Review. He has served as a director of PTSI since 2018. Mr. Lukas brings to our Board extensive experience in representing both public and private companies in corporate law, mergers and acquisitions, and capital markets transactions. His expertise in organizations, processes, strategies, and risk management supports our goal of strong Board and management accountability, transparency, and protection of stakeholder interests.

Franklin H. McLarty, age 49, is the Chairman and CEO of McLarty Diversified Holdings, a diversified holding company with investments in professional services, transportation, real estate, and media. Mr. McLarty founded McLarty Diversified Holdings in 2020. He also leads Coastal Automotive Group, an automotive retail operation that focuses on dealerships in Southern California and South Florida. He was previously the Executive Chairman and Director of MDH Acquisition Corp (NYSE: MDH.U) prior to its liquidation in 2022. Mr. McLarty was the co-founder of McLarty Capital Partners, now named Firmament, a private markets investment manager founded in June 2012; CapRocq, a real estate investment firm founded in September 2012 with significant experience as an owner-operator of high-quality office, mixed-use properties and automotive retail properties located in secondary and tertiary markets across the Southeast, Southcentral and Midwest regions otherwise known as the Heartland; and Southern United Auto Group, a growing automotive retail platform founded in June 2016 focused on the southeastern U.S. In addition, he was a founding executive of RML Automotive, where he served a tenure as CEO. Earlier in his career, Mr. McLarty worked in hotel-related private equity with McKibbon Hotel Group and The Seaway Group. Mr. McLarty has served on numerous advisory boards and boards of directors including Tire Group International, Palo Verde Holdings, The McLarty Companies and The Seaway Group. He also served on the board of, and was lead investor in, XTR, a premium documentary production company in Los Angeles. In 2007, he was appointed by then Governor Mike Beebe to the Arkansas Economic Development Commission and served as its Chairman in 2009. Mr. McLarty has served as a director and member of the Audit Committee of PTSI since 2014. Mr. McLarty’s extensive financial and transportation-related experience as an executive in the automotive industry and his insight into the Company’s customer base qualify him to serve on the Board of PTSI.

H. Pete Montaño, age 64, retired in 2018 as Vice President of Sales of Contract Freighters, Inc. (“CFI”), a trucking and logistics company which formerly operated as a division of Con-way, Inc. and XPO Logistics, Inc. As Vice President of Sales and Revenue Management for CFI, he oversaw sales in the United States, Canada and Mexico and was responsible for the strategic sales planning, account growth and training for all sales in the United States, Mexico and Canada as well as the pricing and bid departments. Mr. Montaño served over 28 years in various capacities with CFI, starting as Director of Sales for Mexico. Mr. Montaño brings significant industry experience and cross-border expertise to our board. Prior to his time at CFI, Mr. Montaño worked for Roadway Express, where he was in charge of sales for regions of the United States and Mexico. He currently serves as an advisory director of The Hawthorne Group, parent company of Melton Truck Lines, Inc., a private flatbed and step-deck carrier serving the United States, Canada, and Mexico. Mr. Montaño has served as a director and a member of the Audit Committee of PTSI since 2019. He is a dual citizen of the United States and Mexico and brings extensive sales and operational experience to the board and particular knowledge and insight relating to the Company’s Mexico operations. Mr. Montaño’s comprehensive cross-border and transportation-related experience qualify him to serve on the Board of PTSI.

Matthew J. Moroun, age 24, has been a director since 2020. He is also employed in other Moroun family-owned businesses engaged in transportation and business services. Mr. Moroun obtained a Bachelor of Business Administration in Finance from the Mendoza College of Business at the University of Notre Dame in December 2021. Mr. Moroun has served as a director of Universal Logistics Holdings, Inc. (NASDAQ: ULH) since 2020. Matthew J. Moroun is the son of our Chairman, Matthew T. Moroun. We believe Mr. Moroun offers the Board a unique perspective on the Company’s strategic challenges and opportunities and will advance the long-term interests of our shareholders.

Matthew T. Moroun, age 50, is Chairman of our Board of Directors. He currently serves as Chairman and President of a diversified holding company based in Warren, Michigan. He is also Chairman of an insurance and real estate holding company based in Sterling Heights, Michigan. Mr. Moroun owns or controls other privately-held businesses engaged in transportation services and real estate acquisition, development, and management. Mr. Moroun has served as a director of the Company since 1992 and as our Chairman since 2007. He is currently Chairman of our Executive Committee and Chairman of our Compensation and Stock Option Committee and served as our interim President and Chief Executive Officer from May 2020 to August 2020. Mr. Moroun has served as a director and as Chairman of the Board of Universal Logistics Holdings, Inc. (NASDAQ: ULH) since 2004. Matthew T. Moroun is the father of Matthew J. Moroun, a member of our Board of Directors. Mr. Moroun’s long-term, substantive leadership experience allows him to provide operational, financial, business, capital markets, and strategic expertise to our Board. He possesses first-hand knowledge of the best practices and trends for our industry. His perspective and practical insight on transportation, automotive, real estate development, infrastructure, and government relations enhance the Board’s ability to oversee and direct our strategy, business planning, and execution.

Joseph A. Vitiritto, age 53, has served as President and Chief Executive Officer since August 2020. Prior to his employment with the Company, Mr. Vitiritto served as Senior Vice President of Pricing and Network Design for Knight-Swift Transportation Holdings, Inc. (“Knight-Swift”) since May 2019. Prior to assuming that role, Mr. Vitiritto served in various managerial capacities for Knight-Swift and its predecessor, Knight Transportation, Inc., beginning in 2003, including most recently as Senior Vice President of Operations – Swift Transition Team and Senior Vice President of Human Resources. These experiences and his knowledge of the day-to-day operations and management of the Company qualify him to serve on the Board of PTSI.

Executive Officers

Our current executive officers are Joseph A. Vitiritto and Lance K. Stewart.

Lance K. Stewart, age 55, has served as Vice President of Finance, Chief Financial Officer and Treasurer of the Company since April 2023. Mr. Stewart served as interim Chief Financial Officer and Treasurer in March 2023 and served as Vice President of Operations of the Company’s primary operating subsidiary, P.A.M. Transport, Inc., from 2020 to April 2023. He served as Vice President of Accounting of P.A.M. Transport from 2016 until 2020. Mr. Stewart previously served as Vice President of Finance, Chief Financial Officer, Secretary and Treasurer of the Company from 2010 until 2013 and as Vice President of Accounting and Controller of P.A.M. Transport from 2002 until 2010. He began his career with P.A.M. Transport in 1989 and served in various capacities before becoming Vice President of Accounting in 2002.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Executive officers, directors and greater than 10% stockholders are also required to furnish us with copies of the reports that they file. To our knowledge, based solely on a review of the copies of the reports furnished to us and representations received from our directors and executive officers, we believe that all reports required to be filed under Section 16(a) for 2023 were timely filed, except that one Form 4 each for Joseph A. Vitiritto and Allen W. West were not filed timely, each reporting an award of restricted shares.

Code of Ethics

We have adopted a written code of ethics that applies to all our directors, officers and employees, including our CEO and our chief financial and accounting officer. We have posted a copy of our Code of Ethics on our website at www.pamtransport.com under the caption “Investors.” In addition, we intend to post on our website all disclosures that are required by law or NASDAQ listing standards concerning any amendments to, or waivers from, any provision of the code.

Director Nominating Process

Our Board does not have a nominating committee that nominates candidates for election to our Board. That function is performed by our Board of Directors. Each member of our Board participates in the consideration of director nominees. Our Board of Directors believes that it can adequately fulfill the functions of a nominating committee without having to appoint an additional committee to perform that function. Our Board of Directors believes that not having a separate nominating committee saves the administrative expense that would be incurred in maintaining such a committee, and saves time for directors who would serve on a nominating committee if it were established. As there is no nominating committee, we do not have a nominating committee charter.

At least a majority of our independent directors participate in the consideration of director nominees. These directors are independent, as independence for nominating committee members is defined in the NASDAQ listing standards. However, so long as the Company continues to be a controlled company (within the meaning of NASDAQ Rule 5615(c)(1)), the Board of Directors may be guided by the recommendations of the Company’s controlling stockholders in its nominating process. After discussion and evaluation of potential nominees, the full Board of Directors selects the director nominees.

Our Board will consider as potential nominees persons recommended by stockholders. Recommendations should be submitted to our Board of Directors in care of our Secretary, Tyler Majors, at Post Office Box 188, Tontitown, Arkansas 72770. Each recommendation should include a personal biography of the suggested nominee, a description of the background or experience that qualifies the person for consideration, and a statement that the person has agreed to serve if nominated and elected. If a stockholder desires to nominate a director candidate for election at the Annual Meeting but does not intend to recommend the candidate for consideration as part of the Board’s slate of director nominees, such stockholder must comply with the procedural and informational requirements described in Section 1.11 of our Bylaws. A copy of our Bylaws may be obtained upon written request to our Secretary.

Our Board has used an informal process to identify potential candidates for nomination as directors. Candidates for nomination have been recommended by an executive officer or director, and considered by our Board of Directors. Generally, candidates have been known to one or more of our Board members. Our Board of Directors has not adopted specific minimum qualifications that it believes must be met by a person it recommends for nomination as a director. In evaluating candidates for nomination, our Board of Directors will consider the factors it believes to be appropriate, which would generally include the candidate’s independence, personal and professional integrity, business judgment, relevant experience and skills, including those related to transportation services, and potential to be an effective director in conjunction with the rest of our Board in collectively serving the long-term interests of our stockholders. Although our Board has the authority to retain a search firm to assist it in identifying director candidates, there has to date been no need to employ a search firm. Our Board of Directors does not evaluate potential nominees for director differently based on whether they are recommended to our Board by a stockholder.

Board Committees

Our Board of Directors has, and appoints members to, three standing committees: the Audit Committee, the Compensation and Stock Option Committee (the “Compensation Committee”), and the Executive Committee. The membership of these committees, as of April 19, 2024, is as follows:

Audit Committee	Compensation Committee	Executive Committee
W. Scott Davis*	Matthew T. Moroun*	Matthew T. Moroun*
Franklin H. McLarty	Joseph A. Vitiritto	Joseph A. Vitiritto
H. Pete Montaño
Michael D. Bishop

* Committee chairman

Audit Committee. We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee has four members. Each of the members of the Audit Committee is an independent director as independence for audit committee members is defined in the NASDAQ listing standards and the rules of the SEC. The Audit Committee has a charter that has been approved by our Board of Directors and is available on our website, at www.pamtransport.com under the caption of “Investors.”

The Audit Committee met six times in 2023. The Audit Committee assists our Board of Directors in overseeing our accounting and financial reporting process, internal controls and audit functions, and is directly responsible for the appointment, retention and compensation of our registered public accounting firm. Our Board of Directors has determined that Messrs. Davis and McLarty are each qualified as an audit committee financial expert, as that term is defined in the rules of the Securities and Exchange Commission (“SEC”). More information about the Audit Committee is included below under the heading “Audit Committee Report.”

Compensation Committee. Our Board of Directors has elected to appoint our Chairman of the Board and our CEO as the two members of our Compensation Committee based on our status as a “controlled company” under the NASDAQ Listing Rules. The Compensation Committee met two times in 2023. The Compensation Committee assists our Board of Directors in carrying out its responsibilities relating to compensation and benefits for our executive officers. The Compensation Committee has the authority to retain compensation consultants but does not currently use compensation consultants. The Compensation Committee operates without a written charter.

Executive Committee. The Executive Committee exercises the authority of our Board of Directors in accordance with the Bylaws between regular meetings of our Board. The Executive Committee met three times during 2023.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Overview

Our primary goal for the compensation of our executive officers is to create long-term value for our stockholders. Our compensation program is intended to attract, motivate, reward and retain the management talent required to achieve our corporate objectives and create long-term value for our stockholders, while at the same time making efficient use of our resources. The compensation of our executive officers is designed to reward financial and operating performance, to align their interests with those of our stockholders, and to encourage them to remain with us.

Named Executive Officers for 2023

Our “named executive officers” for 2023 consisted of our President and Chief Executive Officer, Joseph A. Vitiritto, our Vice President of Finance, Chief Financial Officer and Treasurer, Lance K. Stewart, and our former Vice President of Finance, Chief Financial Officer, Secretary and Treasurer, Allen W. West.

Elements of Compensation

We have three key elements of compensation: annual base salary, cash incentive compensation, and long-term equity incentives. Annual base salary is intended to attract and retain talented executives, and reward them for annual achievement. Cash incentive compensation is intended to motivate our executive officers to achieve specified financial results or superior performance. Long-term equity incentives are intended to align the interests of our executive officers with those of our stockholders by linking compensation to stock price appreciation. In addition, when the criteria for vesting of equity awards includes achieving specified financial results, the equity awards also serve the purpose of motivating our executive officers to achieve those results.

Determining Compensation

The Board of Directors has appointed our Chairman, Mr. Matthew T. Moroun, and our CEO, Mr. Joseph A. Vitiritto, to the Compensation Committee in accordance with the exemption from the compensation committee independence requirements for controlled companies under NASDAQ Rule 5615(c). Currently, the Compensation Committee determines the compensation for our officers and key employees other than the CEO, while the Board of Directors makes all decisions regarding the CEO’s compensation and approves the equity awards to the named executive officers.

In determining compensation for our executive officers, the Compensation Committee and the Board consider competitive market compensation paid by other companies, including truckload dry van carriers and other trucking companies, but do not attempt to maintain a specified target percentile within a peer group or otherwise rely on compensation paid by other companies to determine our executive compensation. The Compensation Committee and the Board review and evaluate many factors, including:

●	PTSI’s performance and growth;

●	financial measurements such as revenue, revenue growth, net operating income and operating ratio, and trends in those measurements;

●	leadership qualities;

●	ability to achieve strategic objectives;

●	scope and performance of business responsibilities;

●	management experience and effectiveness;

●	individual performance and performance as a management team;

●	current compensation arrangements; and

●	long-term potential to maintain and enhance value for our stockholders.

The Board members generally do not adhere to rigid formulas or react to short-term changes in business performance in determining the amount and mix of compensation elements but strive to achieve an appropriate mix between annual base salary, cash incentive compensation and long-term equity incentives to meet our objectives.

The Board members receive regular updates on our business results from management and review the quarterly financial statements and projections to assess whether executive compensation continues to be properly balanced with and supportive of our business objectives. The Board members may also review information, such as reported revenue, profit levels, market capitalization and disclosed governance practices, regarding comparably-sized companies in our industry to assess our comparative performance and organizational structure. The Board members use management updates and peer information as tools to evaluate the connection between executive compensation and our performance as a business. This information is reviewed in a subjective manner. There is no implied direct or formulaic linkage between peer information and our compensation decisions. The Board members take the view that a close connection between compensation and performance objectives encourages our executive officers to make decisions that will result in significant positive short-term and long-term returns for our business and our stockholders without providing an incentive either to take unnecessary risks or to avoid opportunities to achieve long-term benefits even though they may reduce short-term benefits for the executive officers, the business or our stockholders.

Based on this information, the Board members regularly evaluate both the short-term and long-term performance compensation for the executive officers to ensure alignment with our business objectives. The committee also works closely with management regarding long-term equity incentives, which emphasize stockholder returns while providing enhanced retention value for key executives.

Annual Cash Compensation

Base Salary. Each of our named executive officers receives an annual base salary as compensation for services performed during the year. The base salary for each named executive is established based on the scope of responsibilities, level of experience and expertise, and the ability to lead and direct the Company and achieve various financial and operational objectives. Our general compensation philosophy is to pay executive base salaries that are competitive with the salaries of executives in similar positions, with similar responsibilities, at comparable companies. We have not benchmarked our named executive officer base salaries against the base salaries at any particular company or group of companies. The base salaries of Messrs. Vitiritto, Stewart and West were established in accordance with their respective employment agreements subject to review and adjustment by the Compensation Committee or the Board, as applicable, on an annual basis after taking into account individual responsibilities, performance and expectations. The base salaries paid to our named executive officers in 2023 are set forth below in the “Summary Compensation Table” and the accompanying narrative disclosure.

Cash Incentive Compensation. The Compensation Committee’s and the Board’s practice is to award an annual cash bonus to each of the named executive officers as part of his annual compensation. Bonuses are intended to provide executives with an opportunity to receive additional cash compensation, and are based on individual performance and the Company’s performance. The Committee and the Board believe this practice provides an incentive for strong financial and operating performance and aligns the interests of management with the interests of our stockholders. Bonuses may be awarded on a discretionary basis or according to pre-determined performance metrics, goals and payout formulas.

Due to the challenging and uncertain operating environment that began in the latter half of 2022, the Board did not adopt or utilize an annual cash incentive plan for our executive officers based on predetermined performance metrics for 2023. For 2023, our Board awarded discretionary cash bonuses to Mr. Vitiritto and Mr. Stewart of $150,000 and $80,000, respectively, based on their efforts and leadership in achieving profitable operating results for fiscal year 2023 while navigating an extended freight recession and significant business disruptions from key customers due to the labor strikes at several automotive production facilities in the fourth quarter of 2023 and completing the integration of the former Metropolitan Trucking business acquired in 2022. The terms of these bonuses provided that 50.0% of the bonus was to be paid immediately, while the remaining 50.0% of the bonus will be paid in equal installments during each of the next two succeeding years, subject to continued employment with the company. The immediate portion of the bonus was paid in February 2024.

For 2022 and 2021, the annual cash bonuses awarded to our named executive officers and certain other key employees were determined based on an annual cash incentive plan approved by the Board in March 2021. This plan provided for cash bonuses and equity incentive awards to be determined based on the attainment of certain consolidated operating income performance targets. The potential overall incentive payments for 2022 varied from zero to 175% of base salary for Mr. Vitiritto and from zero to 130% of base salary for our former CFO, Mr. West, depending on the actual level of consolidated operating income achieved. A portion of the executive’s overall incentive award earned, if any, would be paid as a cash bonus and a portion would be paid in restricted shares of our common stock. Under the terms of the incentive plans, the cash bonus and restricted share amounts would increase incrementally based on the Company’s actual consolidated operating income level achieved, assuming a minimum operating income level was attained. For purposes of the plan, consolidated operating income was modified to exclude the impact of any cash bonus or stock compensation expense.

If the Company’s 2022 operating income exceeded the minimum threshold of $105 million, Mr. Vitiritto would receive a cash bonus representing 75%, 90% or 105% of his base salary, and Mr. West would receive a cash bonus representing 60%, 70% or 80% of his base salary, based on the actual operating income level achieved, with the maximum cash bonus amount being paid at an operating income of $135 million or higher. At the target operating income performance level of $125 million, Mr. Vitiritto and Mr. West would receive cash bonuses equal to 90% and 70%, respectively, of the executive’s base salary. The 2022 operating income performance target levels reflected a range of performance that the Board believed was attainable but uncertain, with the target and maximum operating income levels reflecting a significant achievement of a 25% to 35% increase over 2021 actual consolidated operating income.

In addition, if the Company achieved the target and maximum operating income performance levels for 2022, Mr. Vitiritto and Mr. West were eligible to receive additional discretionary “kicker” cash bonuses in amounts of up to approximately 35.2% and 17.6%, respectively, of an additional aggregate bonus pool for each such performance level under the incentive plan. The additional aggregate bonus pools for the target and maximum operating income performance levels were $400,000 and $800,000, respectively.

Notwithstanding the terms of Mr. Vitiritto’s employment agreement, the Board designated that the cash bonus amount earned, if any, under the incentive plan would be paid immediately following certification of the Company’s achievement of consolidated operating income exceeding the minimum performance level. For purposes of this incentive plan, the applicable base salary was the named executive officer’s base salary in effect as of December 31, 2022 of $610,220 for Mr. Vitiritto and $414,700 for Mr. West.

For 2022, the Company achieved consolidated operating income of $123.8 million, a 23.5% increase over 2021 consolidated operating income of $100.2 million. Excluding cash bonus and stock compensation expense, the Company’s consolidated operating income, as adjusted, for 2022 was $127.5 million. As a result of the Company exceeding the target operating income performance level under the plan, Mr. Vitiritto earned a cash bonus of $549,198 and Mr. West earned a cash bonus of $290,290 for 2022 under the incentive plan for 2022. In addition, based on their leadership in achieving the target operating income performance level despite challenging operating conditions during 2022, Mr. Vitiritto and Mr. West were awarded discretionary kicker bonuses of $140,625 and $70,311, respectively. These bonuses were paid in February 2023.

Under the Company’s annual cash and equity incentive plan for our named executive officers and certain other key employees for 2021, Mr. Vitiritto and Mr. West were eligible to receive overall incentive payments ranging from zero to 150% of base salary for Mr. Vitiritto and from zero to 90% of base salary for Mr. West, depending on the actual level of consolidated operating income achieved. The executive’s overall incentive award earned, if any, would be paid 60% as a cash bonus and 40% in restricted shares of our common stock.

If the Company’s 2021 operating income exceeded the minimum threshold of $35 million, Mr. Vitiritto would receive a cash bonus representing 30%, 45%, 60%, 75% or 90% of his base salary, and Mr. West would receive a cash bonus representing 18%, 30%, 39%, 48% or 54% of his base salary, based on the actual operating income level achieved, with the maximum cash bonus amount being paid at an operating income of $55 million or higher. At the target operating income performance level of $45 million, Mr. Vitiritto and Mr. West would receive cash bonuses equal to 60% and 39%, respectively, of the executive’s base salary.

For 2021, the Company achieved consolidated operating income of $100.2 million, a 295% increase over 2020 consolidated operating income of $33.9 million. Based on these results, Mr. Vitiritto earned a cash bonus of $505,674 and Mr. West earned a cash bonus of $217,339 under the incentive plan as a result of the Company exceeding the maximum operating income performance level under the plan. These bonuses were paid in January 2022.

In addition, during November 2021, in light of the Company’s record financial performance through the first three quarters of 2021, our Board awarded additional discretionary cash bonuses to Mr. Vitiritto and Mr. West in amounts that were to be determined following certification of the Company’s final full year results for 2021. Based on the 2021 year-end results, Mr. Vitiritto and Mr. West were awarded discretionary cash bonuses of $450,000 and $225,000, which were paid in January 2022.

Other Compensation

Long-Term Equity Incentives. Long-term equity incentives are awarded to our named executive officers as part of our overall compensation package. These awards are granted under our Amended and Restated Stock Option and Incentive Plan (the “Plan”), which was adopted by the Board of Directors in March 2014 and approved by our stockholders in May 2014. The Plan authorizes grants to our employees, directors, and consultants of awards of stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock units, and unrestricted common stock. A total of 3,000,000 shares of our common stock (as adjusted for the Company’s August 2021 and March 2022 2-for-1 forward stock splits), subject to adjustments, were reserved for the issuance of stock awards under the Plan. This Plan expired on March 13, 2024, and no further grants may be made under the Plan.

On February 15, 2024, the Board approved our 2024 Equity Incentive Plan (the “2024 Plan”), subject to the approval of our stockholders at our Annual Meeting. The 2024 Plan authorizes us to grant awards of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and unrestricted shares of common stock to our employees, officers and directors, as well as consultants and advisors. A total of 1,600,000 shares of our common stock, subject to adjustments, are reserved for the issuance of stock awards under the 2024 Plan. The 2024 Plan will be administered by our Board, which, at its discretion or as legally required, may delegate such administration to our Compensation Committee or one or more additional committees. If approved by our stockholders at the Annual Meeting, the 2024 Plan will expire on August 1, 2034.

The Compensation Committee and the Board believe that long-term equity incentives, such as stock options and restricted stock, are consistent with the Company’s philosophy and represent an additional vehicle for aligning management’s interests with the interests of our stockholders. The Compensation Committee and the Board currently believe that restricted shares are more effective than stock options in achieving the Company’s compensation objectives, as these grants are subject to less market volatility and are less dilutive to stockholders.

When determining the amount of long-term incentive grants to be awarded to our named executive officers, the Board members consider, among other factors, the business performance of the Company, the responsibilities and performance of the executive, and the performance of our stock price. The Board has historically granted long-term equity incentives to our named executive officers on a discretionary basis or in connection with an executive’s hiring or promotion. During 2021, the Board adopted a cash and equity incentive plan under which our named executive officers are eligible to receive cash bonuses and restricted shares representing a percentage of the executive’s base salary based on the attainment of consolidated operating income performance targets, assuming a minimum operating income level is attained. The Board believes this plan provides an enhanced long-term incentive for our executive officers, is consistent with a pay-for-performance approach and similar to incentive programs utilized by certain Company peers, and further aligns our management’s interests with those of our stockholders. Once the fiscal year is completed, the Board grants the restricted shares, if any, determined based on our actual performance for the fiscal year with such shares being subject to addition time-based vesting conditions. The Board did not adopt or utilize such an incentive plan for 2023; however, the Board did grant restricted shares to our named executive officers in February 2023 based on our fiscal year 2022 performance.

Under the terms of the plan for 2022, if the Company’s 2022 operating income exceeded the minimum threshold of $105 million, Mr. Vitiritto would receive restricted shares representing 25%, 50%, 60% or 70% of his base salary, and Mr. West would receive restricted shares representing 15%, 30%, 40% or 50% of his base salary, based on the actual operating income level achieved, with the maximum grant amount being issued at an operating income of $135 million or higher. At the target operating income performance level of $125 million, Mr. Vitiritto and Mr. West would receive restricted shares representing 60% and 40%, respectively, of the executive’s base salary. The restricted shares earned, if any, would be granted following completion of the 2022 performance year and vest in equal annual installments over a four-year period, subject to the employee’s continued service with the Company. For purposes of the plan, consolidated operating income excludes the impact of any cash bonus or stock compensation expense. Additional information regarding this plan is described above under “Annual Cash Compensation – Cash Incentive Compensation.”

The Company’s 2022 actual consolidated operating income was $127.5 million, excluding cash and stock bonus compensation expense of $3.7 million. In February 2023, as a result of the Company exceeding the target operating income performance level under the plan for fiscal year 2022, the Board granted 12,938, 5,862, and 2,420 restricted shares of our common stock to Messrs. Vitiritto, West and Stewart, respectively. These shares vest in four equal annual installments beginning on the first anniversary of the grant date.

Under the terms of the plan for 2021, if the Company’s 2021 operating income exceeded the minimum threshold of $35 million, Mr. Vitiritto would receive restricted shares representing 20%, 30%, 40%, 50% or 60% of his base salary, and Mr. West would receive restricted shares representing 12%, 20%, 26%, 32% or 36% of his base salary, based on the actual operating income level achieved, with the maximum grant amount being issued at an operating income of $55 million or higher. At the target operating income performance level of $45 million, Mr. Vitiritto and Mr. West would have received restricted shares representing 40% and 26%, respectively, of the executive’s base salary. The restricted shares earned, if any, would vest in equal annual installments over the four-year period following completion of the 2021 performance year, subject to the employee’s continued service with the Company.

Based on the Company’s 2021 consolidated operating income of $100.2 million, under the terms of the incentive plan, Mr. Vitiritto was awarded 8,690 restricted shares of our common stock and Mr. West was awarded 3,734 restricted shares of our common stock, which represented achievement of the maximum operating income performance level under the plan. These restricted shares were granted to our officers in February 2022 and vest in equal annual installments over the four-year period following the grant date.

We did not grant any stock options to our executive officers in 2023, 2022 or 2021.

All share amounts set forth above reflect the Company’s August 2021 and March 2022 2-for-1 forward splits of its common stock paid in the form of 100% stock dividends. All unvested restricted shares granted to Mr. West were forfeited upon his resignation from the Company effective in June 2023.

Retirement and Health Benefits. We sponsor a retirement savings plan for all of our eligible employees, including our executive officers. The plan qualifies under section 401(k) of the Internal Revenue Code, as amended. This plan allows eligible employees to make tax deductible contributions to the plan. We make employer matching contributions to the plan for each eligible employee. The matching contributions are 50% of each participating employee’s voluntary contribution up to 3% of the participant’s compensation. These matching contributions vest at the rate of 20% each year until fully vested after five years.

We offer health, vision and dental insurance to our executive officers.

Perquisites. Our policy is to provide minimal, if any, perquisites to our executive officers. This helps set an example for all employees that personal expenses are not payable from company funds and helps to control expenses. We did not provide any perquisites to our executive officers in 2023.

Post-Employment Compensation. We do not provide a defined benefit pension plan or post-retirement health insurance coverage for our executive officers or any of our other employees. We do not offer deferred compensation plans, and do not have agreements that provide compensation to our executive officers based upon the occurrence of a change in control of PTSI. However, our executive officers would be entitled to receive certain compensation if we terminate employment based on a determination that such termination would be in our best interest. See “Payments Upon Termination or Change In Control – Payments Upon Termination Based on Our Best Interest” below for more information regarding such payments.

On July 10, 2023, we entered into a separation and consulting agreement, dated as of July 7, 2023, with Mr. West, who resigned from the Company effective June 8, 2023. Under the terms of the agreement, Mr. West agreed to make himself available to advise senior management and consult with us as we may reasonably request from time to time for a one-year period for a monthly consulting fee of $35,771.67. We also agreed to provide health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act of 1986 (“COBRA”) during his consulting period, unless he becomes eligible for executive benefits from a subsequent employer. In recognition of his contributions to the Company, and in consideration of the covenants contained in the agreement and the accompanying release, we agreed to pay Mr. West a cash bonus in the aggregate amount of $1,250,000, payable in five equal semi-annual installments beginning six months after the agreement becomes effective. In addition, we agreed to repurchase the shares of our common stock owned by Mr. West (excluding his unvested restricted shares of common stock which were forfeited upon his resignation) at the closing market price per share of our common stock on the effective date of the agreement. These payments and benefits are subject to Mr. West having not revoked a customary release of claims in favor of the Company and his compliance with terms and conditions of the separation and consulting agreement. Mr. West is also subject to restrictive covenants with respect to the confidentiality of our proprietary information and the non-solicitation of employees or business that is competitive with our business or that of certain affiliated companies under common ownership with us for a 12-month period following the effective date of his resignation from the Company. The agreement also contains customary cooperation and mutual non-disparagement provisions.

Tax Deductibility of Compensation

Section 162(m) of the Internal Revenue Code, as amended, imposes a $1 million limit on the amount that a public company may deduct for compensation paid to the company’s chief executive officer, chief financial officer or certain of the company’s other most highly compensated executive officers. Historically, there was an exception to this $1 million limitation for compensation that meets the requirements under Section 162(m) for “qualifying performance-based” compensation (compensation paid only if the individual’s or the company’s performance meets pre-established objective goals based on performance criteria approved by the stockholders), and compensation paid to the chief financial officer was excluded from the $1 million limit. Effective January 1, 2018, the Tax Cuts and Jobs Act eliminated the exception for performance-based compensation, and the chief financial officer’s compensation is no longer excluded. The amendments to Section 162(m) include a grandfather clause applicable to compensation paid pursuant to a written binding contract in effect on November 2, 2017 that is not materially modified after such date. We periodically review the potential consequences of Section 162(m) but do not have a specific policy to structure the compensation for our executive officers so that it will not be subject to the deduction limitations of Section 162(m).

Share Ownership Guidelines

We do not have stock ownership requirements for our executive officers.

Role of Executive Officers in the Compensation Process

The elements of executive compensation are discussed at meetings of the Compensation Committee and the Board, with significant input from our Chairman of the Board and our CEO. Annual base salary is generally determined annually but may be determined for a multi-year period at the time that employment agreements are negotiated with our executive officers, if applicable. Cash incentive compensation and other bonuses and forms of stock-based compensation are discussed from time to time, but there is no set schedule for making determinations regarding these types of compensation. The committee and the Board retain considerable flexibility in deciding when to address these matters. In making its compensation decisions, the Board members will usually seek input from the executive officers. However, the Board makes the final decisions on compensation of our CEO and on equity awards to our executive officers, and the committee makes the final decisions on other compensation to our executive officers. The committee is authorized to utilize compensation consultants. Neither the committee nor the Board utilized a compensation consultant regarding 2022 executive compensation.

Stockholder Approval of the Company’s Compensation Programs

At our 2023 Annual Meeting of Stockholders, we held an advisory vote on the compensation of our named executive officers, commonly referred to as “say on pay.” Our stockholders overwhelmingly approved the “say on pay” resolution presented with more than 90% of the shares represented in person or by proxy at the meeting and more than 99% of votes cast voting to approve our executive compensation. The Compensation Committee and the Board reviewed and considered these voting results in determining the Company’s compensation policies and decisions and, given the strong level of support, determined that these policies and decisions are appropriate and in the best interests of the Company and its stockholders at this time. At our 2023 Annual Meeting of Stockholders, over 85% of the shares voted (excludes abstentions and broker non-votes) were in favor of our recommendation to hold the “say on pay” vote every three years. The next stockholder vote on the frequency of future “say on pay” votes is scheduled for 2029.

Summary Compensation Table

The following table provides information regarding the compensation earned by the Company’s named executive officers for the three years ended December 31, 2023.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
		($)	($) (1)	($) (2)	($) (2)	($) (3)	($) (4)	($)
Joesph A. Vitiritto	2023	616,085	150,000	366,145	-	-	-	1,132,230
President and Chief Executive Officer	2022	577,670	140,625	337,116	-	549,198	-	1,604,609
	2021	540,440	450,000	-	-	505,674	-	1,496,114
Lance K. Stewart	2023	344,840	80,000	68,486	-	-	-	493,326
Vice President of Finance, Chief Financial Officer and Treasurer

Allen W. West	2023	205,255	-	165,895	-	-	219,961	591,111
Former Vice President of Finance, Chief Financial Officer, Secretary and Treasurer	2022	414,230	70,311	144,879	-	290,290	-	919,710
	2021	389,934	225,000	-	-	217,339	-	832,273

(1)
The amounts shown for 2023 represent discretionary cash bonuses that were awarded and paid at the rate of 50% during February 2024 with the remaining 50% being paid at the rate of 25% of the bonus amount awarded during each of the next two years. The amounts shown for 2022 represent discretionary cash bonuses paid in February 2023. The amounts shown for 2021 represent discretionary cash bonuses paid in January 2022.

(2)
Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown are the aggregate grant date fair value computed in accordance with the provisions of FASB ASC Topic 718. The stock awards granted to Mr. West during 2023 and all unvested shares from prior stock awards granted to Mr. West were forfeited upon his resignation from the Company effective June 8, 2023.

(3)	Amounts shown for 2022 and 2021 represent cash bonuses earned under a short-term incentive plan that were paid in February 2023 and January 2022, respectively.

(4)	The amount shown for Mr. West for 2023 includes $214,630 in consulting fees and $5,331 for COBRA benefits paid following his resignation from the Company.

Employment Agreements

Joseph A. Vitiritto. On August 4, 2020, we entered into an employment agreement with our President and CEO, Mr. Vitiritto. Pursuant to the agreement, the Company agreed to pay Mr. Vitiritto an initial annual salary of $530,036 and a cash bonus for fiscal year 2020 of $328,500, payable in December 2020 or January 2021. In addition, he received a grant of 160,000 (split-adjusted) restricted shares of common stock of the Company which vest in installments of 20,000 shares each in 2022, 2023, 2024 and 2027 and 40,000 shares each in 2025 and 2026, subject to his continued employment or retirement after reaching age 65. Under the terms of the agreement, Mr. Vitiritto’s performance will be reviewed annually for changes in base salary. Mr. Vitiritto currently earns an annual salary of $628,160. In addition, the agreement provides that Mr. Vitiritto is eligible to earn an annual cash bonus as determined by the Board. The terms of the agreement provide that such bonus will be paid in five annual installments of 20% each beginning in the year following the year in which the bonus is earned, subject to his continued employment or retirement after reaching age 65.

Notwithstanding the terms of Mr. Vitiritto’s employment agreement, our Board has elected to pay Mr. Vitiritto’s bonus amounts earned since fiscal year 2021 either in full following completion of the performance period or in larger installments than prescribed by the employment agreement. See “Annual Cash Compensation – Cash Incentive Compensation” above for more information regarding Mr. Vitiritto’s bonus awards.

The employment agreement includes provisions regarding termination of employment and his non-compete, non-solicitation and confidentiality obligations to the Company.

Lance K. Stewart. On July 7, 2023, we entered into an employment agreement with our Vice President of Finance, Chief Financial Officer and Treasurer, Mr. Stewart, effective as of March 13, 2023. Pursuant to the agreement, the Company agreed to pay Mr. Stewart an initial annual salary of $378,560. Mr. Stewart currently earns an annual salary of $391,560. Under the terms of the agreement, Mr. Stewart’s performance will be reviewed annually for changes in base compensation and bonus. The employment agreement includes provisions regarding termination of employment and his non-compete, non-solicitation and confidentiality obligations to the Company.

Our executive officers may participate in bonus and other incentive plans that are approved from time to time by our Board of Directors or Compensation Committee. The executive officers are also entitled to any fringe benefits that we may provide for our employees in the normal course of our business.

Allen W. West. On March 7, 2019, we entered into an employment agreement with our former Vice President of Finance, Chief Financial Officer, Secretary and Treasurer, Mr. West, effective as of January 1, 2019. Pursuant to the agreement, the Company agreed to pay Mr. West an initial annual salary of $335,140. Under the terms of the agreement, Mr. West’s performance was reviewed annually for changes in base compensation and bonus. Mr. West’s annual base salary for 2023 was $429,260. The employment agreement includes provisions regarding termination of employment and his non-compete, non-solicitation and confidentiality obligations to the Company.

On July 10, 2023, we entered into a separation and consulting agreement with Mr. West, dated as of July 7, 2023. Pursuant to the agreement, Mr. West agreed to make himself available to advise senior management and consult with us as we may reasonably request from time to time for a one-year period for a monthly consulting fee of $35,771.67. We also agreed to provide health insurance coverage under COBRA during the consulting period, unless he becomes eligible for executive benefits from a subsequent employer. In recognition of his contributions to the Company, and in consideration of the covenants contained in the agreement and the accompanying release, we agreed to pay Mr. West a cash bonus in the aggregate amount of $1,250,000, payable in five equal semi-annual installments beginning six months after the agreement became effective. The initial bonus installment payment was made in February 2024. These payments and benefits are subject to Mr. West having not revoked a customary release of claims in favor of the Company and his compliance with terms and conditions of the agreement. In addition, pursuant to the agreement, in July 2023 we repurchased all of Mr. West’s vested and outstanding shares of our common stock at the closing market price per share of our common stock on the effective date of the agreement. See “Transactions with Related Persons” in Part III, Item 13 of this Amendment for additional information regarding this stock purchase.

The separation and consulting agreement requires Mr. West to comply with certain restrictive covenants with respect to the confidentiality of our proprietary information and the non-solicitation of employees or business that is competitive with our business or that of certain affiliated companies under common ownership with us for a 12-month period following the effective date of his resignation from the Company. The agreement also contains customary cooperation and mutual non-disparagement provisions.

Additional information regarding the non-compete, non-solicitation and confidentiality obligations of our named executive officers is discussed below under the heading “Payments Upon Termination or Change in Control.”

Grants of Plan-Based Awards

The following table shows all plan-based awards granted to the named executive officers during fiscal year 2023. No stock options were granted to our executive officers during 2023. Our 2014 Amended and Restated Stock Option and Incentive Plan expired on March 13, 2024, and no further grants may be made under the Plan. Subject to the approval of our stockholders at the Annual Meeting, a total of 1,600,000 shares of our common stock are reserved for the issuance of stock awards under the 2024 Equity Incentive Plan.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Under-lying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		($)	($)	($)	(#)	(#)	(#)	(#) (1)	(#)	($/Sh)	($) (2)
Joseph A. Vitiritto	2/9/2023	-	-	-	-	-	-	12,938	-	-	366,145

Lance K. Stewart	2/9/2023	-	-	-	-	-	-	2,420	-	-	68,486

Allen W. West	2/9/2023	-	-	-	-	-	-	5,862 (3)	-	-	165,895

(1)
These awards represent restricted shares of common stock granted according to our cash and equity incentive plan based on actual 2022 operating income performance, as discussed above under “Compensation Discussion and Analysis – Annual Cash Compensation” on page 7 of this Amendment. These restricted shares vest in four equal annual installments beginning on February 9, 2024.

(2)
Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown are the aggregate grant date fair value computed in accordance with the provisions of FASB ASC Topic 718.

(3)	These shares were forfeited by Mr. West upon his resignation from the Company in June 2023.

[The remainder of this page is intentionally left blank.]

Outstanding Equity Awards at Fiscal Year-End

The following table provides information as of December 31, 2023, regarding equity awards for each of the named executive officers.

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)		($)		(#)		($) (1)	(#)	($)
Joseph A. Vitiritto	-	-	-	-	-	120,000	(2)	2,493,600	-	-
	-	-	-	-	-	6,517	(3)	135,423	-	-
	-	-	-	-	-	12,938	(4)	268,852	-	-
Lance K. Stewart	-	-	-	-	-	1,428	(5)	29,674	-	-
	-	-	-	-	-	13,332	(6)	277,039	-	-
	-	-	-	-	-	1,948	(7)	40,479	-	-
	-	-	-	-	-	2,420	(4)	50,288	-	-
Allen W. West	-	-	-	-	-	-		-	-	-

(1)	Based on the closing market price of $20.78 per share of PTSI’s common stock as reported on the NASDAQ Global Market on December 31, 2023.
(2)	These shares will vest in installments of 20,000 shares each on August 18 in 2024 and 2027 and 40,000 shares each on August 18 in 2025 and 2026.
(3)	These shares will vest in installments of 2,173 on February 9, 2024 and 2,172 shares each on February 9, 2025 and 2026.
(4)	These shares will vest in four equal installments of 25% each beginning on February 9, 2024.
(5)	These shares vested in their entirety on January 3, 2024.
(6)	These shares will vest in their entirety on August 4, 2024.
(7)	These shares will vest in installments of 650 shares on February 9, 2024 and 649 shares each on February 9, 2025 and 2026.

Options Exercised and Stock Vested

The following table contains information about stock options exercised and restricted stock awards vested by each of our named executive officers during 2023.

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise	Value realized on exercise ($)	Number of shares acquired on vesting	Value realized on vesting ($)
Joseph A. Vitiritto	-	-	22,173	506,096
Lance K. Stewart	-	-	650	18,395
Allen W. West	-	-	934	26,432

Payments Upon Termination or Change In Control

Generally, employment agreements and certain of our stock award agreements that we enter into with any of our executive officers provide for payments that may be made to the executive officers following termination of their employment. The potential payments under our employment agreements with our executive officers and other payments to which our executive officers are entitled upon termination are discussed below and quantified in the tables that follow. We do not have any agreements or plans that provide for payments to any of our executive officers based on the occurrence of a change in control of the Company.

No Payments If There Is a Termination for Just Cause

In the event that one of our executive officers is terminated for just cause, including conviction of a crime, moral turpitude, gross negligence in the performance of duties, intentional failure to perform duties, insubordination, or dishonesty, we would have no obligation to pay base salary or benefits beyond the last day worked.

Payments Upon Death

In the event of the death of one of our executive officers, we would pay the executive officer his base salary through the date of death. Upon death, Mr. Vitiritto would be entitled to receive any deferred bonus earned but not yet paid.

Payments Upon Disability

In the event that an executive officer becomes disabled and is unable to perform his duties, we may terminate his employment. If the executive officer’s employment is terminated due to disability, the employment agreements provide that he would be entitled to receive his base salary and benefits for three months following the date of disability and any deferred bonus earned but not yet paid.

Payments Upon Termination Based on Our Best Interest

In the event that an executive officer is terminated by our Board of Directors based upon a determination that such action would serve the Company’s best interest, we would generally have no obligation to pay base salary or benefits beyond the last day worked. However, Mr. Vitiritto would be entitled to receive base salary and COBRA benefits for a period of 60 weeks. Mr. Stewart would be entitled to receive base salary for a period of four months following the termination of employment in the Company’s best interest. If the Board of Directors elects to extend Mr. Stewart’s covenant not to compete for one year, Mr. Stewart would be entitled to receive base salary for a period of 12 months.

Payments Upon Resignation, Including Retirement

Our executive officers have the right to resign by providing written notice of the intent to resign. Mr. Vitiritto must provide six months’ written notice, and Mr. Stewart must provide four months’ written notice. Following such notice, we may terminate the executive’s employment before the end of the notice period. In the event an officer resigns with the required notice or is terminated following such notice, the executive officer is entitled to receive base salary through the end of the notice period. Mr. West was required under his employment agreement to provide three months’ written notice. He notified the Company on March 8, 2023 of his intention to resign from his positions with the Company. On March 13, 2023, our Board of Directors appointed Mr. Stewart as interim Chief Financial Officer and Treasurer, and on April 3, 2023, the Board appointed him Vice President of Finance, Chief Financial Officer and Treasurer. Mr. West remained in an advisory role with the Company until June 8, 2023. We entered into a separation and consulting agreement with Mr. West on July 10, 2022. Information regarding the terms of this agreement and the payments to which Mr. West was entitled under the agreement is discussed below under “Separation and Consulting Agreement with Mr. West.”

Obligations of Executive Officers

Under our existing employment agreements and certain restricted stock award agreements, our executive officers have agreed not to compete with, or solicit or retain business that is competitive with, our business, or that of specified affiliates under common ownership with us for a specified period after employment with us terminates. The duration of the non-compete period is one year for Mr. Vitiritto and six months for Mr. Stewart. We have the right to extend the non-compete period for Mr. Stewart for an additional 12 months, in which case Mr. Stewart will be entitled to receive his monthly base salary for the full extended period. In addition, Mr. Stewart has agreed not to solicit or accept business that is competitive with us or certain of our affiliates for two years after his employment with us terminates. In the event that Mr. Stewart were terminated because such termination is in the best interest of the Company, his employment agreement provides that the duration of his covenant not to solicit or accept competitive business will be for a period of four months and can be extended for one year, in which case Mr. Stewart will be entitled to receive base salary for a period of 12 months. Mr. Vitiritto and Mr. Stewart have also agreed that they will not, for a period of 24 months after termination, encourage, solicit or otherwise attempt to persuade any of our employees or any employees of the specified affiliates to leave our employment or employment with the specified affiliates. If an executive officer were to hire an employee from us or a specified affiliate during the restricted period, the executive officer has agreed to pay us or our affiliate 30% of the employee’s first year’s gross compensation. Under the employment agreements, our executive officers have also agreed to maintain the confidentiality of our proprietary information.

Stock Awards

The terms of the award agreements for the restricted shares granted to Messrs. Vitiritto and Stewart provide that all unvested shares will be forfeited at the time of termination. However, upon termination of the executive’s continuous service due to the executive’s voluntary retirement after reaching age 65, the Compensation Committee or the Board may, in its discretion, accelerate the vesting of any unvested shares of restricted stock. The terms of both the February 2022 and February 2023 awards to Messrs. Vitiritto and Stewart also provide that the Company will be entitled to recover an amount equal to 60% of the value realized under the award if the executive violates the non-compete and non-solicitation covenants in his employment agreement.

Separation and Consulting Agreement with Mr. West

Under the terms of the separation and consulting agreement we entered into with Mr. West in July 2023, Mr. West agreed to make himself available to advise senior management and consult with us as we may reasonably request from time to time for a one-year period for a monthly consulting fee of $35,771.67. We also agreed to provide health insurance coverage under COBRA during the consulting period, unless he becomes eligible for executive benefits from a subsequent employer. In recognition of his contributions to the Company, and in consideration of the covenants contained in the agreement and the accompanying release, we agreed to pay Mr. West a cash bonus in the aggregate amount of $1,250,000, payable in five equal semi-annual installments beginning six months after the agreement becomes effective. We also agreed to repurchase the shares of our common stock owned by Mr. West (excluding his unvested restricted shares of common stock which were forfeited upon his resignation) at the closing market price per share of our common stock on the effective date of the agreement. These payments and benefits are subject to Mr. West having not revoked a customary release of claims in favor of the Company and his compliance with terms and conditions of the agreement.

Mr. West is also subject to restrictive covenants with respect to the confidentiality of our proprietary information and the non-solicitation of employees or business that is competitive with our business or that of certain affiliated companies under common ownership with us for a 12-month period following the effective date of his resignation from the Company. The separation and consulting agreement also contains customary cooperation and mutual non-disparagement provisions.

Director Compensation for 2023

The following table provides information about the compensation of our directors for the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(1)	($)	($) (2)	($)	($)	($)	($)	($) (2)

Michael D. Bishop	55,000	-	-	-	-	-	55,000
Frederick P. Calderone	50,000	-	-	-	-	-	50,000
W. Scott Davis	65,000	-	-	-	-	-	65,000
Edwin J. Lukas	50,000	-	-	-	-	-	50,000
Franklin H. McLarty	40,000	14,993	-	-	-	-	54,993
H. Pete Montaño	45,000	9,987	-	-	-	-	54,987
Matthew J. Moroun	35,000	14,993	-	-	-	-	49,993
Matthew T. Moroun	90,000	14,993	-	-	-	-	104,993

(1)
Our CEO and President, Mr. Vitiritto, who is also a director, has been omitted from this table because he receives no additional compensation for serving on our Board of Directors. Mr. Vitiritto’s compensation is included in the Summary Compensation Table.

(2)
The amounts shown represent the compensation expense that we recognized in 2023, determined in accordance with FASB ASC Topic 718 for shares of our common stock issued to our non-employee directors, who have the option to elect stock in lieu of cash for a portion of their compensation. The grant date fair value of $23.95 for these shares was determined based on the closing price on May 8, 2023.

Compensation Arrangements for Non-employee Directors

Director compensation is determined by our Board of Directors. For 2023, we paid our non-employee directors an annual retainer of $50,000, paid in two equal semiannual installments, with the option to elect to receive up to $15,000 of the first annual retainer installment in unrestricted shares of common stock in lieu of cash, valued based on the closing price of our common stock on May 8, 2023, the date of issuance. The Chairman of the Board, which is a non-officer position, was paid an annual retainer of $100,000, and the chairmen of our Audit Committee and Compensation Committee were paid additional annual retainers of $15,000 and $5,000, respectively. Members of our Audit Committee, other than the chairman, were paid an additional annual retainer of $5,000. We reimburse our directors for expenses that they incur in attending Board and committee meetings, including expenses for food, lodging and transportation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of April 19, 2024, regarding beneficial ownership of our common stock by: (i) each person who is known to us to own beneficially more than 5% of our common stock; (ii) each of our directors; (iii) each of the named executive officers in the Summary Compensation Table of this annual report; and (iv) the total for our current directors and executive officers as a group.

Name or Group of Beneficial Owner	Shares Owned	Shares Held in Trust	Shares Vesting Within 60 Days	Shares Beneficially Owned (1)	Percent of Class (2)
5% Stockholders:
Dimensional Fund Advisors LP (3)	1,351,428	-	-	1,351,428	6.13%
Directors and Named Executive Officers:
Michael D. Bishop	2,808	-	-	2,808	*
Frederick P. Calderone (4)	10,352	-	-	10,352	*
W. Scott Davis	56,196	-	-	56,196	*
Edwin J. Lukas	5,082	-	-	5,082	*
Franklin H. McLarty	8,962	-	-	8,962	*
H. Pete Montaño	3,530	-	-	3,530	*
Matthew J. Moroun (5)	2,752	-	-	2,752	*
Matthew T. Moroun (6)	-	15,928,196	-	15,930,948	72.30%
Lance K. Stewart	3,333	-	-	3,333	*
Joseph A. Vitiritto	27,215	-	-	27,215	*
Allen W. West	-	-	-	-	-
Directors and executive officers as a group	118,430	15,928,196	-	16,048,426	72.83%
Total Outstanding Shares as of April 19, 2024					22,034,762

*	Denotes less than one percent.

(1)
The number of shares beneficially owned includes any shares over which the person has sole or shared voting power or investment power and also any shares that the person can acquire within 60 days of April 19, 2024, through the exercise of any stock option or other right, as well as any unvested shares pursuant to restricted stock awards that vest within 60 days of April 19, 2024. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his spouse) over the shares set forth in the table.

(2)
The percentages shown are based on the 22,034,762 shares of our common stock outstanding as of April 19, 2024, plus the number of shares that the named person or group has the right to acquire within 60 days of April 19, 2024. For purposes of computing the percentage of outstanding shares of common stock held by each person or group, any shares the person or group has the right to acquire within 60 days of April 19, 2024 are deemed to be outstanding with respect to such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person or group.

(3)
Based upon a Schedule 13G/A, filed on February 9, 2024, by Dimensional Fund Advisors LP, a Delaware limited partnership, which indicates that as of December 29, 2023, Dimensional Fund Advisors LP had sole voting power with respect to 1,326,909 shares and sole dispositive power with respect to 1,351,428 shares as an investment advisor or manager to investment companies, trusts and separate accounts that own the reported shares. Dimensional Fund Advisors LP had no shared voting or dispositive power with respect to the reported shares. The address of Dimensional Fund Advisors LP is 6300 Bee Cave Road, Building One, Austin, Texas 78746. We make no representation as to the accuracy or completeness of the information reported.

(4)
Does not include the 6,354,148 shares beneficially owned by the 2020 Irrevocable Lindsay S. Moroun Trust (the “2020 Lindsay Moroun Trust”) or the 306,048 shares beneficially owned by the 2020 Irrevocable Agnes Anne Moroun Trust (the “2020 AAM Trust”). Mr. Calderone serves as special trustee of these trusts with sole voting power over the shares held by each trust, and Matthew T. Moroun serves as trustee of each of these trusts with investment power over the shares held by each trust. Mr. Calderone disclaims beneficial ownership of the shares held by these trusts, and this disclosure shall not be deemed an admission that Mr. Calderone is the beneficial owner of such shares.

(4)
Does not include the 9,268,000 shares beneficially owned by the Grantor Trust for Matthew T. Moroun and DuraRock Underwriters, Ltd. (the “Moroun Grantor Trust”), the 6,354,148 shares beneficially owned by the 2020 Lindsay Moroun Trust, or the 306,048 shares beneficially owned by the 2020 AAM Trust..

(5)
Includes the 2,752 shares owned by Mr. Moroun’s son, Matthew J. Moroun, 9,268,000 shares held by the Moroun Grantor Trust, of which Matthew T. Moroun is trustee and a beneficiary, 6,354,148 shares held by the 2020 Lindsay Moroun Trust, of which Matthew T. Moroun is trustee, and 306,048 shares held by the 2020 AAM Trust, of which Matthew T. Moroun is trustee. The business address of Matthew T. Moroun is 12225 Stephens Road, Warren, Michigan 48089.

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2023, information about compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by Security Holders	198,859	-	1,401,821

Equity Compensation Plans not approved by Security Holders	-	-	-

Total	198,859	-	1,401,821

(1) Consists of unvested shares of restricted stock, which do not require the payment of an exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

We have a written policy requiring that our Audit Committee review and approve related person transactions that involve us and are of the type that are required to be disclosed in our proxy statement by SEC rules. A transaction may be a related person transaction if any of our directors, executive officers, owners of more than 5% of our common stock, or their immediate family have a material interest in the transaction and the amount involved exceeds $120,000. The policy authorizes the Audit Committee to approve a related person transaction if it determines that the transaction is at least as favorable to us as could have been obtained if the transaction had been with a person who is not related to us or is in our best interest.

Mr. Matthew T. Moroun is Chairman of our Board of Directors and Chairman of the Compensation Committee and the Executive Committee of our Board of Directors. His son, Mr. Matthew J. Moroun, is also a member of our Board of Directors. Although neither of them is an officer of the Company, certain Moroun family trusts beneficially own a majority of our outstanding shares. Mr. Matthew T. Moroun is trustee of these trusts with investment authority over the shares in the trusts. Messrs. Matthew T. and Matthew J. Moroun also exercise significant influence over the management and operating policies of other family-owned businesses engaged in transportation, insurance, business services, and real estate development and management. Subject to our Audit Committee’s review and approval, through our various subsidiaries we transact business with these affiliates in the ordinary course of business.

During 2023, Moroun-affiliated companies paid us a total of $8,120,949. These payments represent insurance claims payments of $885,108, freight transportation charges of $5,884,627, equipment leases payments of $333,189, reimbursement for Mexico operational expenses provided by a shared third-party service provider of $768,011, real estate rent and upkeep of $239,021, payments for the purchase of used company vehicles of $10,817 and payments for parts and repairs of $176.

During 2023, we made payments to certain Moroun-affiliated companies in the aggregate amount of $29,448,284. These payments are described below.

We made payments of $1,137,583 for purchases of trailing equipment and $8,063,600 for equipment parts and maintenance services to Moroun-affiliated companies during 2023.

Payments of $1,540,102 were made for real estate leases during 2023 which include maintenance facilities in one state and trailer drop yards in multiple states. The leases are generally month-to-month leases with automatic monthly renewal provisions.

Payments of $26,232 were made for bulk fuel purchases during 2023. Payments in the amount of $865,858 were made for management and payroll services and software during 2023.

We made payments to a Moroun-affiliated insurance company during 2023 in the amount of $1,992,515 for insurance premiums paid pursuant to agreements to provide insurance coverage to certain of our independent contractors. The underlying agreements are made directly with the independent contractors. The full amount of these payments are recouped by us from the independent contractors. We also purchased physical damage insurance coverage on our tractors and trailers through an unaffiliated insurance broker, which is written by a subsidiary of a Moroun-affiliated insurance company. During 2023, we received $885,108 in payments for claims filed. We secure coverage for commercial auto and general liability insurance through a Moroun-affiliated company. We also purchase workers compensation insurance coverage written by a subsidiary of a Moroun-affiliated insurance company. In 2023, we made premium payments of $15,822,394 for commercial auto liability, general liability and workers’ compensation coverage under these policies.

In July 2023, we repurchased 24,934 shares of our common stock from our former Chief Financial Officer, Allen W. West, for a total purchase price of $641,552.

During 2022, Moroun-affiliated companies paid us a total of $1,945,414. These payments represent insurance claims payments of $669,851, freight transportation charges of $554,055, equipment lease payments of $487,870, real estate rent and upkeep of $227,829, payments for the purchase of used company vehicles of $4,770, and payments for parts and repairs of $1,039.

During 2022, we made payments to certain Moroun-affiliated companies in the aggregate amount of $26,356,766. These payments are described below.

We made payments of $4,794,386 for purchases of trailing equipment and $4,304,508 for equipment parts and maintenance services to Moroun-affiliated companies during 2022.

Payments of $1,780,813 were made for real estate leases during 2022 which include maintenance facilities in one state and trailer drop yards in multiple states. The leases are generally month-to-month leases with automatic monthly renewal provisions.

Payments of $111,899 were made for bulk fuel purchases during 2022. Payments in the amount of $366,740 were made for management and payroll services and software during 2022.

We made payments to a Moroun-affiliated insurance company during 2022 in the amount of $2,166,046 for insurance premiums paid pursuant to agreements to provide insurance coverage to certain of our independent contractors. Because the underlying agreements are made directly with the independent contractors, the full amount of these payments were recouped by us from the independent contractors. We also purchased physical damage insurance coverage on our tractors and trailers through an unaffiliated insurance broker, which is written by a subsidiary of a Moroun-affiliated insurance company. During 2022, we received $669,851 in payments for claims filed. We secure coverage for commercial auto and general liability insurance through a Moroun-affiliated company. We also purchase workers compensation insurance coverage written by a subsidiary of a Moroun-affiliated insurance company. In 2022, we made premium payments of $12,832,375 for commercial auto liability, general liability and workers’ compensation coverage under these policies.

We believe that substantially all of the above transactions were entered into on terms at least as favorable to us as could have been obtained from persons who were not related to us, and each of the transactions was in our best interest. Our operating subsidiaries continue to enter into transactions with Moroun-affiliated entities in 2024 that are similar to those described above.

Director Independence

NASDAQ listing standards generally require that, unless a listed company qualifies as a “controlled company,” a majority of the members of the company’s Board of Directors must be independent. The listing standards define a “controlled company” as a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. More than 50% of the voting power of our company is held by a group of family trusts established for the benefit of members of the Moroun family. Mr. Matthew T. Moroun, the Chairman of our Board of Directors, is the trustee of these family trusts and holds investment authority over the shares of our common stock held by the trusts. Frederick P. Calderone, a member of our Board of Directors, is the special trustee of certain of these family trusts, and in that capacity, he exercises voting power over the shares held by such trusts, while Mr. Moroun exercises voting power over the shares held by the other family trust of which he is trustee. The special trustee serves at the discretion of the trustee of the trusts, and members of the Moroun family are the beneficiaries of the family trusts. Messrs. Moroun and Calderone have entered into a voting agreement under which Mr. Moroun agreed to vote the shares of our common stock held by the family trust over which he exercises voting power in accordance with and in the same manner as Mr. Calderone votes the shares of our common stock held by the family trusts over which the special trustee exercises voting power. Therefore, votes cast on behalf of the family trusts control any action requiring the general approval of our shareholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger or sale of substantially all of our assets. As a result, we have elected to be treated as a “controlled company” in accordance with Rule 5615(c) of the NASDAQ Listing Rules. Accordingly, we are not subject to the NASDAQ rules that would otherwise require us to have (i) a majority of independent directors on the board; (ii) a compensation committee composed solely of independent directors; and (iii) a nominating committee composed solely of independent directors.

Our Board of Directors has reviewed the independence of director nominees and determined that four of our director nominees, Messrs. Bishop, Davis, McLarty and Montaño, meet the standards for independence required by applicable NASDAQ listing standards. In making this determination, our Board has concluded that none of the independent directors has a relationship that, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14. Principal Accounting Fees and Services.

The principal independent registered public accounting firm utilized by us during 2023 and 2022 was Grant Thornton LLP (“Grant Thornton”).

The following table sets forth Grant Thornton’s fees for the years ended December 31, 2023 and December 31, 2022, respectively.

	2023	2022
Audit Fees (1)	$389,703	$381,344
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$389,703	$381,344

(1)
Includes the aggregate fees billed for professional services rendered for 2023 and 2022 for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee pre-approves audit services and non-audit services that are to be performed for us by our independent auditor. The Audit Committee has delegated authority to its chairman, or any two of its other members acting together, to approve, between meetings of the Audit Committee, audit services and permissible non-audit services. Approvals between meetings are required to be reported to the Audit Committee at its next meeting. In addition to there being engagement letters for audit services, the Audit Committee has determined that there should be an engagement letter for any non-audit services that are to be performed by the independent auditor. All of the services described in the table above were pre-approved by the Audit Committee or by the chairman of the Audit Committee under the authority delegated by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements and Schedules.

(1)
Financial Statements.

No financial statements or supplemental data are filed with this Amendment. The consolidated financial statements and related notes are included in Part II, Item 8 of the Original Report.

(2)
Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted as the required information is inapplicable, or because the information is presented in the consolidated financial statements or related notes.

(3)
Exhibits.

Except as amended and supplemented by the following documents, the exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, Item 15(a)(3) of the Original Report:

Exhibit #		Description of Exhibit
3.4
Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on May 10, 2022 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 5, 2022)

10.12	(1)	2024 Equity Incentive Plan (incorporated by reference to Exhibit (d)(2) to the Company’s Tender Offer Statement on Schedule TO filed on April 24, 2024)

31.3		Rule 13a-14(a) Certification of Principal Executive Officer, relating to this Amendment No. 1 on Form 10-K/A

31.4		Rule 13a-14(a) Certification of Principal Financial Officer, relating to this Amendment No. 1 on Form 10-K/A

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1) Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: April 29, 2024	By:	/s/ Joseph. A. Vitiritto
JOSEPH A. VITIRITTO
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 29, 2024	By:	/s/ Michael D. Bishop
MICHAEL D. BISHOP, Director

Dated: April 29, 2024	By:	/s/ Frederick P. Calderone
FREDERICK P. CALDERONE, Director

Dated: April 29, 2024	By:	/s/ W. Scott Davis
W. SCOTT DAVIS, Director

Dated: April 29, 2024	By:	/s/ Edwin J. Lukas
EDWIN J. LUKAS, Director

Dated: April 29, 2024	By:	/s/ Franklin H. McLarty
FRANKLIN H. MCLARTY, Director

Dated: April 29, 2024	By:	/s/ H. Pete Montaño
H. PETE MONTAÑO, Director

Dated: April 29, 2024	By:	/s/ Matthew J. Moroun
MATTHEW J. MOROUN, Director

Dated: April 29, 2024	By:	/s/ Matthew T. Moroun
MATTHEW T. MOROUN, Director and Chairman of the Board

Dated: April 29, 2024	By:	/s/ Joseph. A. Vitiritto
JOSEPH A. VITIRITTO
President and Chief Executive Officer
(principal executive officer)

Dated: April 29, 2024	By:	/s/ Lance K. Stewart
LANCE K. STEWART
Vice President-Finance, Chief Financial Officer and Treasurer
(principal financial and accounting officer)