Form 10-Q
period 2024-03-31
PAM TRANSPORTATION SERVICES INC
filed 2024-05-07
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 18, 2024
Common Stock, $.01 Par Value	22,034,762

P.A.M. TRANSPORTATION SERVICES, INC.

Form 10-Q

For the Quarter Ended March 31, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) (in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$79,966	$100,614
Accounts receivable-net:
Trade, less current estimated credit loss of $5,835 and $7,717, respectively	92,318	80,604
Other	6,776	7,203
Inventories	2,385	2,321
Prepaid expenses and deposits	10,820	13,213
Marketable equity securities	45,789	43,203
Income taxes refundable	3,804	3,883
Total current assets	241,858	251,041

Property and equipment:
Land	36,460	23,078
Structures and improvements	44,567	43,552
Revenue equipment	675,490	689,173
Office furniture and equipment	15,439	15,328
Total property and equipment	771,956	771,131
Accumulated depreciation	(270,631)	(266,412)
Net property and equipment	501,325	504,719

Other assets	3,243	4,697

TOTAL ASSETS	$746,426	$760,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,703	$62,652
Accrued expenses and other liabilities	16,695	16,799
Current maturities of long-term debt	52,692	57,645
Total current liabilities	108,090	137,096

Long-term debt - less current portion	218,870	204,064
Deferred income taxes	104,323	104,331
Other long-term liabilities	500	750
Total liabilities	431,783	446,241
COMMITMENTS AND CONTINGENCIES (Note L)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 50,000,000 shares authorized; 22,331,092 and 22,317,671 shares issued; 22,034,762 and 22,021,341 shares outstanding at March 31, 2024 and December 31, 2023, respectively	223	223
Additional paid-in capital	40,971	40,825
Treasury stock, at cost; 296,330 and 296,330 shares at March 31, 2024 and December 31, 2023, respectively	(8,736)	(8,736)
Retained earnings	282,185	281,904
Total stockholders’ equity	314,643	314,216

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$746,426	$760,457

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
OPERATING REVENUES:
Revenue, before fuel surcharge	$160,969	$193,454
Fuel surcharge	21,623	28,270
Total operating revenues	182,592	221,724

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	44,063	48,278
Operating supplies and expenses	34,712	41,073
Rent and purchased transportation	73,279	87,096
Depreciation	18,935	16,497
Insurance and claims	4,861	15,435
Other	7,179	5,423
Loss (Gain) on sale or disposition of equipment	240	(577)
Total operating expenses and costs	183,269	213,225

OPERATING INCOME	(677)	8,499

NON-OPERATING INCOME	3,938	899
INTEREST EXPENSE	(2,883)	(2,356)

INCOME BEFORE INCOME TAXES	378	7,042

FEDERAL AND STATE INCOME TAX EXPENSE (BENEFIT):
Current	105	2,371
Deferred	(8)	(560)
Total federal and state income tax expense	97	1,811

NET INCOME	$281	$5,231

INCOME PER COMMON SHARE:
Basic	$0.01	$0.24
Diluted	$0.01	$0.23

AVERAGE COMMON SHARES OUTSTANDING:
Basic	22,031	22,148
Diluted	22,127	22,317

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Three Months Ended
	March 31,
	2024	2023
OPERATING ACTIVITIES:
Net income	$281	$5,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,935	16,497
Bad debt expense	1,967	302
Stock compensation-net of excess tax benefits	192	208
(Benefit) / Provision for deferred income taxes	(8)	(560)
(Gain) / Loss on marketable equity securities	(2,586)	288
Loss / (Gain) on sale or disposition of equipment	240	(577)
Changes in operating assets and liabilities:
Accounts receivable	(13,253)	1,826
Prepaid expenses, deposits, inventories, and other assets	3,698	1,930
Income taxes payable	79	2,371
Trade accounts payable	355	(2,783)
Accrued expenses and other liabilities	(315)	9,474
Net cash provided by operating activities	9,585	34,207

INVESTING ACTIVITIES:
Purchases of property and equipment	(21,824)	(6,108)
Proceeds from disposition of equipment	12,022	7,192
Net cash (used in) / provided by investing activities	(9,802)	1,084

FINANCING ACTIVITIES:
Borrowings under line of credit	207,854	282,515
Repayments under line of credit	(207,854)	(282,515)
Repayments of long-term debt	(20,431)	(13,024)
Borrowings under margin account	-	18
Repayments under margin account	-	(383)
Repurchases of common stock	-	(3,516)
Net cash used in by financing activities	(20,431)	(16,905)

NET (DECREASE) / INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(20,648)	18,386

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -Beginning of period	100,614	74,087

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -End of period	$79,966	$92,473

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,933	$2,353
Income taxes	27	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable	$843	$528

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2024	22,021	$223	$40,825	$(8,736)	$281,904	$314,216

Net Income	-	-	-	-	281	281

Restricted stock issued	14	-	(46)	-	-	(46)

Stock based compensation	-	-	192	-	-	192

Balance at March 31, 2024	22,035	$223	$40,971	$(8,736)	$282,185	$314,643

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2023	22,166	$223	$40,472	$(4,000)	$263,488	$300,183

Net Income	-	-	-	-	5,231	5,231

Treasury stock repurchases	(123)	-	-	(3,516)	-	(3,516)

Restricted stock issued	7	-	-	-	-	-

Stock based compensation	-	-	208	-	-	208

Balance at March 31, 2023	22,050	$223	$40,680	$(7,516)	$268,719	$302,106

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2024

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

NOTE B: RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company considered the applicability and impact of ASU 2023-09 and all other accounting standard updates issued by the Financial Accounting Standards Board to the Accounting Standards Codification ("ASC") and determined there are not any ASUs that have not already been adopted which require significant consideration for disclosure as of March 31, 2024. Additionally, the Company did not adopt any new ASUs during the quarter ended March 31, 2024.

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

The following table sets forth market value, cost, and unrealized gains on equity securities as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
	(in thousands)
Fair market value	$45,789	$43,203
Cost	30,294	30,294
Unrealized gain	$15,495	$12,909

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
	(in thousands)
Gross unrealized gains	$18,098	$15,539
Gross unrealized losses	2,603	2,630
Net unrealized gain	$15,495	$12,909

The Company did not sell any marketable equity securities and had no realized gains or losses during the quarter ending on March 31, 2024 or 2023, respectively.

For the quarter ended March 31, 2024, the Company recognized dividends received of approximately $349,000 in non-operating income in its condensed consolidated statements of operations. For the quarter ended March 31, 2023, the Company recognized dividends received of approximately $377,000 in non-operating income in its condensed consolidated statements of operations.

The Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of March 31, 2024, the Company had no outstanding borrowings under its margin account, which is no change from December 31, 2023, when the Company had no outstanding borrowings under the same account. Margin account borrowings, when utilized, are used for the purchase of marketable equity securities and as a source of short-term liquidity and are included in accrued expenses and other liabilities on our condensed consolidated balance sheets.

Our marketable equity securities portfolio had a net unrealized pre-tax gain in market value of approximately $2,586,000 during the first quarter of 2024, and a net unrealized pre-tax loss in market value of approximately $288,000 during the first quarter of 2023, which were reported as non-operating income in its condensed consolidated statements of operations for the respective periods.

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

The Company did not grant any shares of common stock during the first three months of 2024.

The total grant date fair value of stock vested during the first three months of 2024 was approximately $450,000. The total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits during the first three months of 2024, was approximately $192,000 and includes approximately $0 recognized as a result of the grant of shares to certain non-employee directors. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.01 during the first three months of 2024. As of March 31, 2024, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1,942,000, which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $536,000 in additional compensation expense related to unvested stock awards during the remainder of 2024 and to recognize approximately $777,000, $493,000, and $136,000 in additional compensation expense related to unvested stock awards during the years 2025, 2026, and 2027, respectively.

During the first three months of 2023, the Company granted 28,313 shares of common stock to key employees. Those stock awards had a grant date fair value of $28.30 per share, based on the closing price of the Company’s stock on the date of grant, and vest in 25% increments over four years, beginning one year from the anniversary date of the grant.

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

A summary of the status of the Company’s non-vested restricted stock as of March 31, 2024, and changes during the three months ended March 31, 2024, is as follows:

	Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2024	198,859	$14.07
Granted	-	-
Canceled/forfeited/expired	-	-
Vested	(15,846)	28.40
Non-vested at March 31, 2024	183,013	$12.83

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

	Three Months Ended March 31,
	2024		2023
	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$102,200	63.5	$125,198	64.7
Brokerage and Logistics Services revenue	58,769	36.5	68,256	35.3
Total revenues	$160,969	100.0	$193,454	100.0

NOTE G: TREASURY STOCK

The Company’s stock repurchase program has been extended and expanded several times, most recently in July 2023, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. As of March 31, 2024, there remain 475,066 shares of common stock authorized for repurchase under this plan.

The Company accounts for treasury stock using the cost method. As of March 31, 2024, 296,330 shares were held in the treasury at an aggregate cost of approximately $8,736,000.

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

	Three Months Ended
	March 31,
	2024	2023
	(in thousands, except per share data)

Net income	$281	$5,231

Basic weighted average common shares outstanding	22,031	22,148
Dilutive effect of common stock equivalents	96	169
Diluted weighted average common shares outstanding	22,127	22,317

Basic earnings per share	$0.01	$0.24
Diluted earnings per share	$0.01	$0.23

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, Accounting for Income Taxes, weighs all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of March 31, 2024, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of March 31, 2024, an adjustment to the Company’s condensed consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the three months ended March 31, 2024 and 2023, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company’s effective income tax rates were 25.7% and 25.7% for the three months ended March 31, 2024 and 2023, respectively. Our effective tax rate for the three months ended March 31, 2024 differs from amounts computed by applying the United States federal statutory rates to pre-tax income primarily due to state income taxes.

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

At March 31, 2024, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$45,789	$45,789	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at March 31, 2024 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$271,562	$259,185

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE

During the first three months of 2024, the Company’s subsidiaries entered into installment obligations totaling approximately $30.3 million for the purpose of purchasing revenue equipment and other assets. These obligations are payable in monthly installments and are recorded in long-term debt and current maturities on the condensed consolidated balance sheets. The terms of these obligations range from 60 to 84 months.

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

Right-of-Use Leases

The Company is party to operating leases which include initial terms ranging from three to five years and which do not include an option for early cancellation. In accordance with the provisions of ASC Topic 842, these leases resulted in the recognition of right-of-use assets and corresponding operating lease liabilities, respectively, valued at $0.03 million as of March 31, 2024. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using the Company’s incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable. The right-of-use assets are recorded in other assets, and the lease liability is recorded in accrued expenses and other liabilities and in other long-term liabilities on our condensed consolidated balance sheets. Lease expense is recorded on a straight-line basis over the lease term and is recorded in rent and purchased transportation in our condensed consolidated statements of operations. While these lease agreements may contain provisions to extend after the initial term for an additional five years, the Company is not reasonably certain these extension options will be exercised. Therefore, potential lease payments that might occur under this extension period are not included in amounts recorded in our condensed consolidated balance sheets as of March 31, 2024.

Scheduled amounts and timing of cash flows arising from future right-of-use operating lease payments at March 31, 2024, are:

Maturity of Lease Liabilities	(in thousands)
2024 (remaining)	$29
2025	-
2026 and thereafter	-
Total undiscounted operating lease payments	$29
Less: Imputed interest	-
Present value of operating lease liabilities	$29

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$29

Current lease liabilities (recorded in other current liabilities)	$29
Long-term lease liabilities (recorded in other long-term liabilities)	-
Total operating lease liabilities	$29

Other Information
Weighted-average remaining lease term for operating leases (years)	0.08
Weighted-average discount rate for operating leases	3.74%

Cash Flows

No new right-of-use assets were recognized as a non-cash asset addition that resulted from new operating lease liabilities during the three months ended March 31, 2024. Cash paid for amounts included in the present value of operating lease liabilities was $0.1 million during the three months ended March 31, 2024, and is included in operating cash flows within the condensed consolidated statement of cash flows.

Operating Lease Costs

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Long term	$85	$81
Short term	692	738
Total	$777	$819

Lease Revenue

The Company's operating lease revenue is disclosed in the table below.

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Leased truck revenue (recorded in revenue, before fuel surcharge)	$1,991	$2,049
Leased facility space revenue (recorded in non-operating income)	128	99
Total lease revenue	$2,119	$2,148

The Company leases trucks to owner-operators under operating leases, which generally have a term of up to five years and include options to purchase the truck at the end of the lease. In the event that an independent contractor defaults on their lease, the Company generally leases the truck to another independent contractor.

As of March 31, 2024, the gross carrying value of trucks underlying these leases was $58.6 million and accumulated depreciation was $24.4 million. Depreciation is calculated on a straight-line basis over the estimated useful life of the equipment, down to an estimated salvage value. In most cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed by the manufacturer. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal. During the quarter ended March 31, 2024, the Company incurred $2.0 million of depreciation expense for these assets.

The Company leases dock space to a related party at our Laredo, Texas, terminal. The dock space is depreciated in conjunction with the structures and improvements for the entire Laredo terminal on a straight-line basis over the estimated useful life of the assets. Lease income is recorded as a component of non-operating income in our condensed consolidated statements of operations.

Lease Receivables

Future minimum operating lease payments receivable at March 31, 2024:

(in thousands)

2024 (remaining)	$6,192
2025	7,248
2026	4,394
2027	46
2028 and thereafter	-
Total future minimum lease payments receivable	$17,880

NOTE N: NONCASH INVESTING AND FINANCING ACTIVITIES

The Company financed approximately $30.3 million in equipment purchases during the first three months of 2024 utilizing noncash financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

Certain information included in this Quarterly Report on Form 10-Q constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to expected future financial and operating results, prospects, plans or events, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, excess capacity in the trucking industry; surplus inventories; recessionary economic cycles and downturns in customers' business cycles; increases or rapid fluctuations in fuel prices, inflation, interest rates, fuel taxes, tolls, and license and registration fees; potential economic, business or operational disruptions or uncertainties due to public health crises; the resale value of the Company's used equipment; the price and availability of new equipment consistent with anticipated acquisition and replacement plans; increases in compensation for and difficulty in attracting and retaining qualified drivers and owner-operators; increases in insurance premiums and deductible amounts relating to accident, cargo, workers' compensation, health, and other claims; increases in the number or amount of claims for which the Company is self-insured; inability of the Company to continue to secure acceptable financing arrangements; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors including reductions in rates resulting from competitive bidding; the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations; our ability to develop and implement suitable information technology systems and prevent failures in or breaches of such systems; the impact of pending or future litigation; general risks associated with doing business in Mexico, including, without limitation, exchange rate fluctuations, inflation, import duties, tariffs, quotas, political and economic instability and terrorism; the potential impact of new laws, regulations or policy, including, without limitation, laws and regulations governing the classification of independent contractors as employees, tariffs, import/export, trade and immigration regulations or policies; a significant reduction in or termination of the Company's trucking service by a key customer; and other factors, including risk factors, included from time to time in filings made by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed above and in company filings might not transpire.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the fiscal year ended December 31, 2023.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed, and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 63.5% and 64.7% of total revenues, excluding fuel surcharges, for the quarters ended March 31, 2024, and 2023, respectively. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefits costs, independent broker costs (which we record as purchased transportation), insurance, maintenance and capital equipment costs.

In discussing our results of operations, we use revenue, before fuel surcharge (and fuel expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended March 31, 2024 and 2023, approximately $21.6 million and $28.3 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are reported net of fuel surcharges.

	Three Months Ended
	March 31,
	2024	2023
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	40.5	36.2
Operating supplies and expenses	12.4	10.0
Rent and purchased transportation	22.2	24.6
Depreciation	18.3	12.9
Insurance and claims	4.8	12.3
Other	5.8	3.8
Loss (gain) on sale or disposal of property	0.2	(0.5)
Total operating expenses	104.2	99.3
Operating (Loss) / Income	(4.2)	0.7
Non-operating income	3.7	0.6
Interest expense	(2.5)	(1.5)
(Loss) / Income before income taxes	(3.0)	(0.2)

THREE MONTHS ENDED MARCH 31, 2024 VS. THREE MONTHS ENDED MARCH 31, 2023

During the first quarter of 2024, truckload services revenue, before fuel surcharges, decreased by 18.4% to $102.2 million as compared to $125.2 million during the first quarter of 2023. The decrease relates primarily to a 14.0% decrease in loaded miles travelled from 48.9 million for the first quarter of 2023 to 42.1 million for the first quarter of 2024 and to a 5.2% decrease in our rate per loaded mile, from $2.56 for the first quarter of 2023 to $2.43 for the first quarter of 2024. The reduction in loaded miles was primarily driven by a 7.5% reduction in the average number of trucks operated combined with a 4.3% reduction in average miles driven by each truck for the first quarter of 2024 compared to the first quarter of 2023. The reduction in truck count and miles resulted from a less favorable freight market year over year, characterized by an oversupply of available trucks in the market compared to available freight.

Salaries, wages and benefits increased from 36.2% of revenues, before fuel surcharges, in the first quarter of 2023 to 40.5% of revenues, before fuel surcharges, during the first quarter of 2024. This percentage-based increase relates primarily to an increase in the percentage of miles driven by company-employed drivers, as opposed to third-party owner-operators during the first quarter of 2024 compared to the first quarter of 2023. In addition, the interaction of salaries and wages with fixed-cost characteristics combined with the year to year reduction in first quarter revenue, resulted in an increase in this category when measured as a percentage of revenue.

Operating supplies and expenses increased from 10.0% of revenues, before fuel surcharges, during the first quarter of 2023 to 12.4% of revenues, before fuel surcharges, during the first quarter of 2024. The increase relates primarily to the interaction of expenses with fixed-cost characteristics, such as rents, driver training schools and operating taxes and licenses with a decrease in revenue. The increase also relates to an increase in the average surcharge-adjusted fuel price paid per gallon of diesel fuel, due to decreased fuel surcharge collections from customers for the quarter ended March 31, 2024 compared to March 31, 2023.

Rent and purchased transportation decreased from 24.6% of revenues, before fuel surcharges, during the first quarter of 2023 to 22.2% of revenues, before fuel surcharges, during the first quarter of 2024. The decrease was primarily due to a decrease in the percentage of miles driven by third-party owner-operators as opposed to company-employed drivers, as well as a decrease in the rates paid to third-party owner-operators for the quarter-ended March 31, 2024 compared to March 31, 2023.

Depreciation increased from 12.9% of revenues, before fuel surcharges, during the first quarter of 2023 to 18.3% of revenues, before fuel surcharges, during the first quarter of 2024. The increase relates primarily to an increase in cost for replacement revenue equipment compared to the cost of retired equipment and to the interaction of a decrease in operating revenues with the fixed-cost nature of depreciation expense.

Insurance and claims decreased from 12.3% of revenues, before fuel surcharges, during the first quarter 2023 to 4.7% of revenues, before fuel surcharges, during the first quarter 2024. This decrease relates primarily to specific auto liability claims being settled in the latter half of 2023, and a reduction of the auto liability claims reserved in the first quarter of 2024, as compared to the first quarter of 2023. While our claims reserve did decrease quarter over quarter, we still saw an increase in the rate per mile paid for auto liability insurance in the first quarter of 2024 compared to the first quarter of 2023.

Non-operating income increased from 0.6% of revenues, before fuel surcharges, during the first quarter of 2023 to 3.7% of revenues, before fuel surcharges, during the first quarter of 2024. This increase resulted primarily from an increase in interest income recognized, combined with a larger increase in the market value of our marketable equity securities portfolio as of March 31, 2024 as compared to March 31, 2023.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 99.3% for the first quarter of 2023 to 104.2% for the first quarter of 2024.

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

	Three Months Ended
	March 31,
	2024	2023
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	4.6	4.4
Rent and purchased transportation	86.1	82.4
Other	3.2	2.0
Total operating expenses	93.9	88.8
Operating income	6.1	11.2
Non-operating income	0.3	0.2
Interest expense	(0.5)	(0.6)
Income before income taxes	5.9	10.8

THREE MONTHS ENDED MARCH 31, 2024 VS. THREE MONTHS ENDED MARCH 31, 2023

During the first quarter of 2024, logistics and brokerage services revenue, before fuel surcharges, decreased 13.9% to $58.8 million as compared to $68.3 million during the first quarter of 2023. The decrease was primarily related to a 23.4% decrease in revenue per load, partially offset by a 12.4% increase in the number of loads during the first quarter 2024 as compared to 2023. The decrease in revenue per load was due to a reduction in rates paid for brokered loads, as spot market rates were negatively impacted by downward rate pressure driven by the challenging truckload freight rate environment across our industry year to year.

Rents and purchased transportation increased from 82.4% of revenues, before fuel surcharges, during the first quarter of 2023 to 86.1% of revenues, before fuel surcharges, during the first quarter of 2024. The increase results from paying third-party carriers a larger percentage of customer revenue, coupled with the interaction of a decrease in operating revenues with the need for purchased transportation.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 88.8% for the first quarter of 2023 to 93.9% for the first quarter of 2024.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED MARCH 31, 2024 VS. THREE MONTHS ENDED MARCH 31, 2023

Net income for all divisions was approximately $0.3 million, or 0.2% of revenues, before fuel surcharges, for the first quarter of 2024 as compared to net income of $5.2 million, or 2.7% of revenues, before fuel surcharges, for the first quarter of 2023. The decrease in net income resulted in diluted earnings per share of $0.01 for the first quarter of 2024 as compared to diluted earnings per share of $0.23 for the first quarter of 2023.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, and borrowings under our credit facilities, installment notes, and investment margin account.

During the first three months of 2024, we generated $9.6 million in cash from operating activities. Investing activities used $9.8 million in cash in the first three months of 2024. Financing activities used $20.4 million in cash in the first three months of 2024.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes with fixed interest rates and terms ranging from 36 to 84 months, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first three months of 2024, we utilized cash on hand, installment notes, and our line of credit to finance purchases of revenue equipment and other assets of approximately $21.8 million.

During the remainder of 2024, we expect to purchase approximately 519 new trucks and 1,196 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $82.5 million.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future.

During the first three months of 2024, we maintained a revolving line of credit. Amounts outstanding under the line bear interest at Term SOFR plus 1.35% (6.68% at March 31, 2024), are secured by our trade accounts receivable and mature on July 1, 2026. An “unused fee” of 0.25% is charged if average borrowings are less than $18.0 million. At March 31, 2024 outstanding advances on the line of credit were approximately $0.1 million, consisting of letters of credit, with availability to borrow $59.9 million.

Trade accounts receivable increased from $80.6 million at December 31, 2023 to $92.3 million at March 31, 2024. The increase resulted from an increase in freight revenues, which flow through accounts receivable, coupled with the reduction of receivables held in suspense during the first quarter of 2024 as compared to the fourth quarter of 2023.

Prepaid expenses and deposits decreased from $13.2 million at December 31, 2023 to $10.8 million at March 31, 2024. The decrease relates to the normal amortization of items prepaid as of December 31, 2023.

Revenue equipment decreased from $689.2 million at December 31, 2023 to $675.5 million at March 31, 2024. The decrease is primarily due to the disposition of aging trucks and trailers during the first quarter of 2024, partially offset by purchases of new trucks and trailers during the first quarter of 2024.

Land increased from $23.1 million at December 31, 2023 to $36.5 million at March 31, 2024. The increase is primarily due to the purchase of 16.23 acres in El Paso, TX that will serve as an additional terminal for our truckload operations.

Accounts payable decreased from $62.7 million at December 31, 2023 to $38.7 million at March 31, 2024. This decrease was primarily attributable to payments made in the first quarter of 2024 on contracts for revenue equipment placed in service, but not yet paid for at December 31,2023. There are no outstanding invoices for revenue equipment at March 31, 2024.

Long-term debt and current maturities of long term-debt are reviewed on an aggregate basis, as the classification of amounts in each category are typically affected merely by the passage of time. Long-term debt and current maturities of long-term debt, on an aggregate basis, increased from $261.7 million at December 31, 2023 to $271.6 million at March 31, 2024. The increase was primarily related to the financing of additional revenue equipment during the first quarter of 2024.

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

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities increased to $45.8 million at March 31, 2024 from $43.2 million at December 31, 2023. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $4.6 million. For additional information with respect to the marketable equity securities, see Note D to our condensed consolidated financial statements.

Interest Rate Risk

Our line of credit bears interest at a floating rate equal to SOFR plus a fixed percentage. Accordingly, changes in SOFR, which are affected by changes in interest rates, or a change to a new index rate, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $18.0 million of variable rate debt was outstanding under our line of credit for a full fiscal year, a hypothetical 100 basis point increase in SOFR would result in approximately $180,000 of additional interest expense.

Commodity Price Risk

Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our 2023 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by $8.2 million.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk related to the activities of our branch office located in Mexico. Currently, we do not hedge our exchange rate exposure through any currency forward contracts, currency options, or currency swaps as all of our revenues, and substantially all of our expenses and capital expenditures, are transacted in U.S. dollars. However, certain operating expenditures and capital purchases related to our Mexico branch office are incurred in or exposed to fluctuations in the exchange rate between the U.S. dollar and the Mexican peso. Based on 2023 expenditures denominated in pesos, a 10% increase in the exchange rate would increase our annual operating expenses by $0.9 million.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s stock repurchase program has been extended and expanded several times, most recently in July 2023, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. Since the reauthorization, the Company has repurchased 24,934 shares of its common stock under this repurchase program.

No shares were repurchased under the Company’s stock repurchase program during the first quarter of 2024.

Item 5. Other Information.

During the three months ended March 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of Delaware on May 10, 2022
3.4	Second Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on February 22, 2024)
10.1	2024 Equity Incentive Plan (incorporated by reference to Exhibit (d)(2) to the Company’s Tender Offer Statement on Schedule TO filed on April 24, 2024)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: May 7, 2024	By: /s/ Joseph A. Vitiritto
Joseph A. Vitiritto
President and Chief Executive Officer
(principal executive officer)

Dated: May 7, 2024	By: /s/ Lance K. Stewart
Lance K. Stewart
Vice President-Finance, Chief Financial
Officer, and Treasurer
(principal accounting and financial officer)