Form 10-Q
period 2024-06-30
PAM TRANSPORTATION SERVICES INC
filed 2024-08-06
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                Yes  ☐        No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 18, 2024
Common Stock, $.01 Par Value	21,755,011

P.A.M. TRANSPORTATION SERVICES, INC.

Form 10-Q

For the Quarter Ended June 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$71,984	$100,614
Accounts receivable-net:
Trade, less current estimated credit loss of $5,974 and $7,717, respectively	92,324	80,604
Other	6,444	7,203
Inventories	2,326	2,321
Prepaid expenses and deposits	9,407	13,213
Marketable equity securities	42,005	43,203
Income taxes refundable	4,473	3,883
Total current assets	228,963	251,041

Property and equipment:
Land	30,426	23,078
Structures and improvements	50,764	43,552
Revenue equipment	682,096	689,173
Office furniture and equipment	18,010	15,328
Total property and equipment	781,296	771,131
Accumulated depreciation	(279,527)	(266,412)
Net property and equipment	501,769	504,719

Other assets	2,795	4,697

TOTAL ASSETS	$733,527	$760,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,034	$62,652
Accrued expenses and other liabilities	16,798	16,799
Current maturities of long-term debt	54,881	57,645
Total current liabilities	111,713	137,096

Long-term debt - less current portion	211,140	204,064
Deferred income taxes	103,500	104,331
Other long-term liabilities	500	750
Total liabilities	426,853	446,241

COMMITMENTS AND CONTINGENCIES (Note L)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 50,000,000 shares authorized; 22,336,597 and 22,317,671 shares issued; 21,755,011 and 22,021,341 shares outstanding at June 30, 2024 and December 31, 2023, respectively	223	223
Additional paid-in capital	41,171	40,825
Treasury stock, at cost; 581,586 and 296,330 shares at June 30, 2024 and December 31, 2023, respectively	(13,995)	(8,736)
Retained earnings	279,275	281,904
Total stockholders’ equity	306,674	314,216

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$733,527	$760,457

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
OPERATING REVENUES:
Revenue, before fuel surcharge	$160,213	$182,082	$321,182	$375,536
Fuel surcharge	22,735	25,330	44,358	53,600
Total operating revenues	182,948	207,412	365,540	429,136

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	43,759	47,828	87,822	96,106
Operating supplies and expenses	35,309	39,716	70,020	81,210
Rent and purchased transportation	74,803	78,329	148,082	165,425
Depreciation	18,705	15,757	37,640	32,254
Insurance and claims	5,464	5,045	10,325	20,059
Other	5,752	7,208	12,931	12,631
(Gain)/Loss on disposition of equipment	(139)	(260)	101	(836)
Total operating expenses and costs	183,653	193,623	366,921	406,849

OPERATING (LOSS)/INCOME	(705)	13,789	(1,381)	22,287

NON-OPERATING INCOME	209	1,192	4,147	2,091
INTEREST EXPENSE	(3,284)	(2,163)	(6,167)	(4,519)

(LOSS)/INCOME BEFORE INCOME TAXES	(3,780)	12,818	(3,401)	19,859

FEDERAL AND STATE INCOME TAX (BENEFIT)/EXPENSE:
Current	(47)	1,609	59	3,980
Deferred	(823)	1,890	(831)	1,329
Total federal and state income tax (benefit)/expense	(870)	3,499	(772)	5,309

NET (LOSS)/INCOME	$(2,910)	$9,319	$(2,629)	$14,550

(LOSS)/INCOME PER COMMON SHARE:
Basic	$(0.13)	$0.42	$(0.12)	$0.66
Diluted	$(0.13)	$0.42	$(0.12)	$0.65

AVERAGE COMMON SHARES OUTSTANDING:
Basic	21,932	22,036	21,981	22,092
Diluted	21,932	22,182	21,981	22,253

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2024	2023
OPERATING ACTIVITIES:
Net Income/(Loss)	$(2,629)	$14,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,640	32,254
Bad debt expense	2,406	1,977
Stock compensation-net of excess tax benefits	393	242
Provision for deferred income taxes	(831)	1,329
(Gain) Loss on marketable equity securities	(1,434)	454
Loss (Gain) on sale or disposition of equipment	101	(836)
Changes in operating assets and liabilities:
Accounts receivable	(13,366)	31,222
Prepaid expenses, deposits, inventories, and other assets	5,589	4,303
Income taxes payable	(590)	2,653
Trade accounts payable	1,176	(8,007)
Accrued expenses and other liabilities	(185)	(12,670)
Net cash provided by operating activities	28,270	67,471

INVESTING ACTIVITIES:
Purchases of property and equipment	(36,441)	(12,985)
Proceeds from disposition of equipment	17,707	8,549
Sales of marketable equity securities	2,631	-
Net cash used in investing activities	(16,103)	(4,436)

FINANCING ACTIVITIES:
Borrowings under lines of credit	384,836	498,082
Repayments under lines of credit	(384,836)	(498,082)
Borrowings of long-term debt	-	-
Repayments of long-term debt	(35,538)	(34,312)
Borrowings under margin account	-	30
Repayments under margin account	-	(757)
Repurchases of common stock	(5,259)	(4,095)
Net cash (used in) / provided by financing activities	(40,797)	(39,134)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(28,630)	23,901

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -Beginning of period	100,614	74,087

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -End of period	$71,984	$97,988

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,193	$4,546
Income taxes	$669	$1,655

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable	$1,353	$533

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2024	22,021	$223	$40,825	$(8,736)	$281,904	$314,216

Net Income	-	-	-	-	281	281

Restricted stock issued	14	-	(46)	-	-	(46)

Stock based compensation	-	-	192	-	-	192

Balance at March 31, 2024	22,035	$223	$40,971	$(8,736)	$282,185	$314,643

Net Loss	-	-	-	-	(2,910)	(2,910)

Treasury stock repurchases	(285)	-	-	(5,259)	-	(5,259)

Restricted stock issued	5	-	-	-	-	-

Stock based compensation	-	-	200	-	-	200

Balance at June 30, 2024	21,755	$223	$41,171	$(13,995)	$279,275	$306,674

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2023	22,166	$223	$40,472	$(4,000)	$263,488	$300,183

Net Income	-	-	-	-	5,231	5,231

Treasury stock repurchases	(123)	-	-	(3,516)	-	(3,516)

Restricted stock issued	7	-	-	-	-	-

Stock based compensation	-	-	208	-

Balance at March 31, 2024	22,050	$223	$40,680	$(7,516)	$268,719	$302,106

Net Income	-	-	-	-	9,319	9,319

Treasury stock repurchases	(21)	-	-	(579)	-	(579)

Restricted stock issued	6	-	-	-	-	-

Stock based compensation	-	-	34	-	-	34

Balance at June 30, 2023	22,035	$223	$40,714	$(8,095)	$278,038	$310,880

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2024

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six-month period ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

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

The Company considered the applicability and impact of ASU 2023-09 and all other accounting standard updates issued by the Financial Accounting Standards Board to the Accounting Standards Codification ("ASC") and determined there are not any ASUs that have not already been adopted which require significant consideration for disclosure as of June 30, 2024. Additionally, the Company did not adopt any new ASUs during the quarter ended June 30, 2024.

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

The following table sets forth market value, cost, and unrealized gains on equity securities as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
	(in thousands)
Fair market value	$42,005	$43,203
Cost	27,492	30,294
Unrealized gain	$14,513	$12,909

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
	(in thousands)
Gross unrealized gains	$16,443	$15,539
Gross unrealized losses	1,930	2,630
Net unrealized gain	$14,513	$12,909

The following table shows the Company’s net realized gains during the three and six months ending on June 30, 2024 and 2023, respectively, on certain marketable equity securities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)
Sales proceeds	$2,631	$-	$2,631	$-
Cost of securities sold	2,815	-	2,815	-
Realized gain / (loss)	$(184)	$-	$(184)	$-

For the quarter ended June 30, 2024, the Company recognized dividends received of approximately $399,000 in non-operating income in its condensed consolidated statements of operations. For the six months ended June 30, 2024, the Company recognized dividends received of approximately $747,000 in non-operating income in its condensed consolidated statements of operations.

The Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of June 30, 2024, the Company had no outstanding borrowings under its margin account, which is no change from December 31, 2023, when the Company had no outstanding borrowings under the same account. Margin account borrowings, when utilized, are used for the purchase of marketable equity securities and as a source of short-term liquidity and are included in accrued expenses and other liabilities on our condensed consolidated balance sheets.

Our marketable equity securities portfolio had a net unrealized pre-tax loss in market value of approximately $1,153,000 during the second quarter of 2024, and a net unrealized pre-tax loss in market value of approximately $165,000 during the second quarter of 2023, which were reported as non-operating income in its condensed consolidated statements of operations for the respective periods.

NOTE E: STOCK-BASED COMPENSATION

The Company has maintained a stock incentive plan (the “Plan”) under which incentive and nonqualified stock options and other stock awards may be granted. Under the Plan, 3,000,000 shares were reserved for the issuance of stock awards to directors, officers, key employees, and others. The stock option exercise price and the restricted stock value under the Plan shall not be less than 85% of the fair market value of the Company’s common stock on the date the award is granted. The fair market value is determined by the closing price of the Company’s common stock, on its primary exchange, on the same date that the option or award is granted. This Plan expired on March 13, 2024, and no further grants may be made under the Plan. All outstanding unvested awards granted under the Plan, however, remain subject to the terms and conditions of the Plan. On February 15, 2024, the Company’s Board of Directors adopted a new 2024 Equity Incentive Plan (the “2024 Plan”), under which 1,600,000 shares are reserved for issuance of stock awards to employees, officers, directors, consultants and advisors of the Company. The 2024 Plan is subject to and will become effective upon approval by the Company’s shareholders at its upcoming annual meeting of shareholders.

During May 2024, the Company issued 2,130 unrestricted shares of common stock to non-employee directors. These shares had a grant date fair value of $17.60 per share, based on the closing price of the Company’s stock on the date of issuance.

The total grant date fair value of stock vested during the first six months of 2024 was approximately $550,000. The total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits during the first six months of 2024, was approximately $393,000 and includes approximately $38,000 recognized as a result of the issuance of shares to certain non-employee directors. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.01 during the first six months of 2024. As of June 30, 2024, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1,779,000, which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $373,000 in additional compensation expense related to unvested stock awards during the remainder of 2024 and to recognize approximately $777,000, $494,000, and $136,000 in additional compensation expense related to unvested stock awards during the years 2025, 2026, and 2027, respectively.

The total grant date fair value of stock vested during the first six months of 2023 was approximately $400,000. The total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits during the first six months of 2023, was approximately $242,000 and includes approximately $55,000 recognized as a result of the grant of shares to certain non-employee directors. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.01 during the first six months of 2023. As of  June 30, 2023, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $2,482,000, which was being amortized on a straight-line basis over the remaining vesting period.

A summary of the status of the Company’s non-vested stock awards as of June 30, 2024, and changes during the six months ended June 30, 2024, is as follows:

	Stock Awards
	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2024	198,859	$14.07
Unrestricted Shares Issued	2,130	17.60
Canceled/forfeited/expired	-	-
Vested	(21,351)	25.74
Non-vested at June 30, 2024	179,638	$12.73

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands)
Truckload Services revenue	$106,554	66.5	$120,226	66.0	$208,754	65.0	$245,424	65.4
Brokerage and Logistics Services revenue	53,659	33.5	61,856	34.0	112,428	35.0	130,112	34.6
Total revenues	$160,213	100.0	$182,082	100.0	$321,182	100.0	$375,536	100.0

NOTE G: TREASURY STOCK

The Company’s stock repurchase program has been extended and expanded several times, most recently in July 2023, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. During the six months ended June 30, 2024, the Company repurchased 1,050 shares of its common stock at an aggregate cost of approximately $17,000 under this program. As of June 30, 2024, there remain 474,016 shares of common stock authorized for repurchase under this plan.

On April 24, 2024, the Company commenced a tender offer to repurchase up to 550,000 shares of the Company’s outstanding common stock at a price of not greater than $18.00 nor less than $15.50 per share. Following the expiration of the tender offer on May 22, 2024, the Company accepted 284,206 shares of its common stock for purchase at $18.00 per share, at an aggregate purchase price of approximately $5.1 million, excluding fees and expenses related to the offer. The Company funded the purchase of the accepted shares tendered with available cash and accounted for the repurchase of these shares as treasury stock on the Company’s condensed consolidated balance sheet as of June 30, 2024.

The Company accounts for treasury stock using the cost method. As of June 30, 2024, 581,586 shares were held in the treasury at an aggregate cost of approximately $13,995,000.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands, except per share data)
Net (Loss)/Income	$(2,910)	$9,319	$(2,629)	$14,550

Basic weighted average common shares outstanding	21,932	22,036	21,981	22,092
Dilutive effect of common stock equivalents	-	146	-	161
Diluted weighted average common shares outstanding	21,932	22,182	21,981	22,253

Basic (loss)/earnings per share	$(0.13)	$0.42	$(0.12)	$0.66
Diluted (loss)/earnings per share	$(0.13)	$0.42	$(0.12)	$0.65

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, Accounting for Income Taxes, weighs all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of June 30, 2024, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of June 30, 2024, an adjustment to the Company’s condensed consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the six months ended June 30, 2024 and 2023, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company’s effective income tax rates were 22.7% and 26.7% for the six months ended June 30, 2024 and 2023, respectively. Our effective tax rate for the six months ended June 30, 2024 differs from amounts computed by applying the United States federal statutory rates to pre-tax income primarily due to state income taxes.

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

At June 30, 2024, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$42,005	$42,005	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at June 30, 2024 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$266,021	$253,993

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE

During the first six months of 2024, the Company’s subsidiaries entered into installment obligations totaling approximately $39.9 million for the purpose of purchasing revenue equipment and other assets. These obligations are payable in monthly installments and are recorded in long-term debt and current maturities on the condensed consolidated balance sheets. The terms of these obligations range from 60 to 84 months.

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

Right-of-Use Leases

The Company was party to operating leases that included initial terms ranging from three to five years. The initial terms of these leases have expired, and the leases are now subject to terms not exceeding one year. In accordance with the provisions of ASC Topic 842, because all of our leased properties are currently subject to leases not exceeding one year, we do not recognize any right-of-use assets or corresponding operating lease liability as of June 30, 2024.

Cash Flows

No new right-of-use asset was recognized as a non-cash asset addition that resulted from new operating lease liabilities during the six months ended June 30, 2024. Cash paid for amounts included in the present value of operating lease liabilities was $0.1 million during the six months ended June 30, 2024, and is included in operating cash flows within the condensed consolidated statement of cash flows.

Operating Lease Costs

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)
Long-term	$29	$82	$114	$163
Short-term	825	761	1,680	1,499
Total	$854	$843	$1,794	$1,662

Lease Revenue

The Company's operating lease revenue is disclosed in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)
Leased truck revenue (recorded in revenue, before fuel surcharge)	$2,501	$2,069	$4,492	$4,118
Leased building space revenue (recorded in non-operating income)	111	99	239	197
Total lease revenue	$2,612	$2,168	$4,731	$4,315

The Company leases trucks to owner-operators under operating leases, which generally have a term of up to five years and include options to purchase the truck at the end of the lease. In the event that an independent contractor defaults on their lease, the Company generally leases the truck to another independent contractor.

As of June 30, 2024, the gross carrying value of trucks underlying these leases was $66.1 million and accumulated depreciation was $28.5 million. Depreciation is calculated on a straight-line basis over the estimated useful life of the equipment, down to an estimated salvage value. In most cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed by the manufacturer. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal. During the quarter ended June 30, 2024, the Company incurred $2.2 million of depreciation expense for these assets.

The Company leases dock space to a related party at our Laredo, Texas, terminal. The dock space is depreciated in conjunction with the structures and improvements for the entire Laredo terminal on a straight-line basis over the estimated useful life of the assets. Lease income is recorded as a component of non-operating income in our condensed consolidated statements of operations.

Lease Receivables

Future minimum operating lease payments receivable at June 30, 2024:

(in thousands)

2024 (remaining)	$4,846
2025	8,682
2026	5,422
2027	72
2028 and thereafter	-
Total future minimum lease payments receivable	$19,022

NOTE N: NONCASH INVESTING AND FINANCING ACTIVITIES

The Company financed approximately $39.9 million in equipment purchases during the first six months of 2024 utilizing noncash financing.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed, and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 66.5% and 66.0% of total revenues, excluding fuel surcharges, for the quarters ended June 30, 2024, and 2023, respectively. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefits costs, independent broker costs (which we record as purchased transportation), insurance, maintenance and capital equipment costs.

In discussing our results of operations, we use revenue, before fuel surcharge (and fuel expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended June 30, 2024 and 2023, approximately $22.7 million and $25.3 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the six months ended June 30, 2024 and 2023, approximately $44.4 million and $53.6 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are reported net of fuel surcharges.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	38.6	37.1	39.5	36.6
Operating supplies and expenses	11.5	11.7	12.0	11.0
Rent and purchased transportation	26.7	21.7	24.5	23.2
Depreciation	17.3	12.8	17.8	12.9
Insurance and claims	5.1	4.2	4.9	8.2
Other	4.6	5.4	5.2	4.5
(Gain)/loss on sale or disposal of property	(0.1)	(0.2)	0.0	(0.3)
Total operating expenses	103.7	92.7	103.9	96.1
Operating (loss)/income	(3.7)	7.3	(3.9)	3.9
Non-operating income / (expense)	0.1	0.7	1.8	0.7
Interest expense	(2.9)	(1.4)	(2.7)	(1.5)
(Loss)/Income before income taxes	(6.5)	6.6	(4.8)	3.1

THREE MONTHS ENDED JUNE 30, 2024 VS. THREE MONTHS ENDED JUNE 30, 2023

During the second quarter of 2024, truckload services revenue, before fuel surcharges, decreased 11.4% to $106.6 million as compared to $120.2 million during the second quarter of 2023. The decrease relates primarily to a 9.3% decrease in total miles travelled from 50.5 million for the second quarter of 2023 to 45.8 million for the second quarter of 2024 and to a 3.7% decrease in our rate per mile, from $2.17 for the second quarter of 2023 to $2.09 for the second quarter of 2024. The reduction in total miles was primarily driven by a 4.0% reduction in the average number of trucks operated combined with a 5.5% reduction in average miles driven by each truck for the second quarter of 2024 compared to the second quarter of 2023. The reduction in truck count and miles resulted from a less favorable freight market year over year, characterized by an oversupply of available trucks in the market compared to available freight.

Salaries, wages and benefits increased from 37.1% of revenues, before fuel surcharges, in the second quarter of 2023 to 38.6% of revenues, before fuel surcharges, during the second quarter of 2024. This percentage-based increase is explained by the interaction of salaries and wages with fixed-cost characteristics combined with the year to year reduction in second quarter revenue resulting in a year to year increase in this category when measured as a percentage of revenue.

Rent and purchased transportation increased from 21.7% of revenues, before fuel surcharges, during the second quarter of 2023 to 26.7% of revenues, before fuel surcharges, during the second quarter of 2024. The increase was primarily attributable to an increase in the proportion of miles driven by third-party carriers quarter over quarter, as the average number of third-party trucks increased from 367 during the second quarter of 2023 to 413 during the second quarter of 2024, while the average number of company trucks decreased from 2,061 to 1,920 during that same period.

Depreciation increased from 12.8% of revenues, before fuel surcharges, during the second quarter of 2023 to 17.3% of revenues, before fuel surcharges, during the second quarter of 2024. The increase relates primarily to an increase in cost for replacement revenue equipment compared to the cost of retired equipment and to the interaction of a decrease in operating revenues with the fixed-cost nature of depreciation expense.

Insurance and claims increased from 4.2% of revenues, before fuel surcharges, during the second quarter 2023 to 5.1% of revenues, before fuel surcharges, during the second quarter 2024. This increase relates to a 12.8% increase in auto liability premiums paid in the second quarter of 2024 compared to the second quarter of 2023.

Interest expense increased from 1.4% of revenues, before fuel surcharges, during the second quarter of 2023 to 2.9% of revenues, before fuel surcharges, during the second quarter of 2024. This increase is attributed to an increase in equipment note debt and to an increase in average borrowing rates from 3.49% during the second quarter of 2023 to 4.55% during the second quarter of 2024.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 92.7% for the second quarter of 2023 to 103.7% for the second quarter of 2024.

SIX MONTHS ENDED JUNE 30, 2024 VS. SIX MONTHS ENDED JUNE 30, 2023

For the six months ended June 30, 2024, truckload services revenue, before fuel surcharges, decreased 15.0% to $208.8 million as compared to $245.4 million for the six months ended June 30, 2023. The decrease relates primarily to a 11.1% decrease in total miles travelled from 101.1 million during the first six months of 2023 to 89.9 million for the first six months of 2024 and to a 4.1% decrease in our rate per mile, from $2.19 for the first six months of 2023 to $2.10 for the first six months of 2024. The reduction in total miles was primarily driven by a 5.9% reduction in the average number of trucks operated combined with a 5.5% reduction in average miles driven by each truck for the first half of 2024 compared to the second half of 2023. The reduction in truck count and miles resulted from a less favorable freight market year over year, characterized by an oversupply of available trucks in the market compared to available freight.

Salaries, wages and benefits increased from 36.6% of revenues, before fuel surcharges, in the first six months of 2023 to 39.5% of revenues, before fuel surcharges, during the first six months of 2024. This year to year percentage-based increase is explained by the interaction of salaries and wages with fixed-cost characteristics combined with the year to year reduction in revenue recognized during the first half of the year.

Depreciation increased from 12.9% of revenues, before fuel surcharges, during the first six months of 2023 to 17.8% of revenues, before fuel surcharges, during the first six months of 2024. The increase relates primarily to an increase in cost for replacement revenue equipment compared to the cost of retired equipment and to the interaction of a decrease in operating revenues with the fixed-cost nature of depreciation expense.

Insurance and claims expense decreased from 8.2% of revenues, before fuel surcharges, during the first six months of 2023 to 4.9% of revenues before fuel surcharges, during the first six months of 2024. This decrease relates primarily to specific auto liability claims being settled in the latter half of 2023. This decrease was partially offset by a 12.8% increase in auto liability premiums year over year.

Non-operating income increased from 0.7% of revenues, before fuel surcharges, during the first six months of 2023 to 1.8% of revenues, before fuel surcharges, during the first six months of 2024. This increase resulted primarily from an increase in the market value of our marketable equity securities portfolio as of June 30, 2024 as compared to June 30, 2023.

Interest expense increased from 1.5% of revenues, before fuel surcharges, during the first six months of 2023 to 2.7% of revenues, before fuel surcharges, during the first six months of 2024. This increase is attributed to an increase in equipment note debt and to an increase in average borrowing rates from 3.49% as of June 30, 2023 to 4.55% as of June 30, 2024.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 96.1% for the first six months of 2023 to 103.9% for the first six months of 2024.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	4.9	5.2	4.8	4.8
Rent and purchased transportation	86.4	84.4	86.2	83.4
Other	2.6	2.2	2.9	2.0
Total operating expenses	93.9	91.8	93.9	90.2
Operating income	6.1	8.2	6.1	9.8
Non-operating income	0.2	0.4	0.2	0.3
Interest expense	(0.5)	(0.7)	(0.5)	(0.7)
Income before income taxes	5.8	7.9	5.8	9.4

THREE MONTHS ENDED JUNE 30, 2024 VS. THREE MONTHS ENDED JUNE 30, 2023

During the second quarter of 2024, logistics and brokerage services revenue, before fuel surcharges, decreased 13.3% to $53.7 million as compared to $61.9 million during the second quarter of 2023. The decrease relates to a decrease in the average rates charged to customers, partially offset by an increase in the number of loads serviced during the second quarter of 2024 as compared to the second quarter of 2023.

Rents and purchased transportation increased from 84.4% of revenues, before fuel surcharges, during the second quarter of 2023 to 86.4% of revenues, before fuel surcharges, during the second quarter of 2024. The increase resulted from paying third-party carriers a larger percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 91.8% for the second quarter of 2023 to 93.9% for the second quarter of 2024.

SIX MONTHS ENDED JUNE 30, 2024 VS. SIX MONTHS ENDED JUNE 30, 2023

During the first six months of 2024, logistics and brokerage services revenue, before fuel surcharges, decreased 13.6% to $112.4 million as compared to $130.1 million during the first six months of 2023. The decrease relates to a decrease in the average rates charged to customers, partially offset by an increase in the number of loads serviced during the first six months of 2024 as compared to the first six months of 2023.

Rents and purchased transportation increased from 83.4% of revenues, before fuel surcharges, during the first six months of 2023 to 86.2% of revenues, before fuel surcharges, during the first six months of 2024. The increase resulted from paying third-party carriers a larger percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 90.2% for the first six months of 2023 to 93.9% for the first six months of 2024.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED JUNE 30, 2024 VS. THREE MONTHS ENDED JUNE 30, 2023

In the second quarter of 2024, all divisions recognized a combined net loss of approximately $2.9 million, or 1.8% in excess of revenues, before fuel surcharges as compared to net income of $9.3 million, or 5.1% of revenues, before fuel surcharges for the second quarter of 2023. The decrease in net income resulted in diluted loss per share of $(0.13) for the second quarter of 2024 as compared to diluted earnings per share of $0.42 for the second quarter of 2023.

SIX MONTHS ENDED JUNE 30, 2024 VS. SIX MONTHS ENDED JUNE 30, 2023

For the first six months of 2024, all divisions recognized a combined net loss of approximately $2.6 million, or 0.8% in excess of revenues, before fuel surcharges as compared to net income of $14.6 million, or 3.8% of revenues, before fuel surcharges for the first six months of 2024. The decrease in net income resulted in a diluted loss per share of $(0.12) for the first six months of 2024 as compared to diluted earnings per share of $0.65 for the first six months of 2023.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, and borrowings under our credit facilities, installment notes, and investment margin account.

During the first six months of 2024, we generated $28.3 million in cash from operating activities. Investing activities used $16.1 million in cash in the first six months of 2024. Financing activities used $40.8 million in cash in the first six months of 2024.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes with fixed interest rates and terms ranging from 36 to 84 months, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first six months of 2024, we utilized cash on hand, our line of credit and long-term debt to finance purchases of revenue equipment and other assets of approximately $36.4 million.

During the remainder of 2024, we expect to purchase approximately 430 trucks and 1,000 trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $66.5 million.

On April 24, 2024, we commenced a tender offer to repurchase up to 550,000 shares of the Company’s outstanding common stock at a price of not greater than $18.00 nor less than $15.50 per share. Following the expiration of the tender offer on May 22, 2024, we accepted 284,206 shares of our common stock for purchase at $18.00 per share, at an aggregate purchase price of approximately $5.1 million, excluding fees and expenses related to the offer. The Company funded the purchase of the accepted shares tendered with available cash.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future.

During the first six months of 2024, we maintained a revolving line of credit. Amounts outstanding under the line bear interest at Term SOFR plus 1.35% (6.68% at June 30, 2024), are secured by our trade accounts receivable and mature on July 1, 2026. An “unused fee” of 0.25% is charged if average borrowings are less than $18.0 million. At June 30, 2024 outstanding advances on the line of credit were approximately $0.1 million, consisting of letters of credit, with availability to borrow $59.9 million.

Trade accounts receivable increased from $80.6 million at December 31, 2023 to $92.3 million at June 30, 2024. The increase was a result of an increase in revenues, which flow through accounts receivable, during the final month of the quarter ending June 30, 2024 compared to the final month of the year ending December 31, 2023. Additionally, the company’s cash suspense decreased during the first six months of 2024 as compared to the fourth quarter of 2023.

Prepaid expenses and deposits decreased from $13.2 million at December 31, 2023 to $9.4 million at June 30, 2024. The decrease relates to the normal amortization of items prepaid as of December 31, 2023.

Revenue equipment decreased from $689.2 million at December 31, 2023 to $682.1 million at June 30, 2024. The decrease is primarily due to the disposition of aging trucks and trailers during the first six months of 2024, partially offset by purchases of new trucks and trailers during the first six months of 2024.

Land increased from $23.1 million at December 31, 2023 to $30.4 million at June 30, 2024. The increase is primarily due to the purchase of land in El Paso, Texas that will serve as an additional terminal for our truckload operations.

Accounts payable decreased from $62.7 million at December 31, 2023 to $40.0 million at June 30, 2024. This decrease was primarily attributable to payments made in the first six months of 2024 on contracts for revenue equipment placed in service, but not yet paid for at December 31, 2023. As of June 30, 2024, our accounts payable includes outstanding invoices for revenue equipment totaling $1.4 million.

Long-term debt and current maturities of long term-debt are reviewed on an aggregate basis, as the classification of amounts in each category are typically affected merely by the passage of time. Long-term debt and current maturities of long-term debt, on an aggregate basis, increased from $261.7 million at December 31, 2023 to $266.0 million at June 30, 2024. The increase was primarily related to the financing of additional revenue equipment during the first six months of 2024.

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

The following sensitivity analyses do not consider the effects that an adverse change in the overall economy may have, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results of changes in prices or rates may differ materially from the hypothetical results described below.

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities decreased to $42.0 million at June 30, 2024 from $43.2 million at December 31, 2023. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $4.2 million. For additional information with respect to the marketable equity securities, see Note D to our condensed consolidated financial statements.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On May 9, 2024, we issued an aggregate of 2,130 shares of our common stock to non-employee members of our Board of Directors who elected to receive a portion of their annual director retainer in Company stock. These shares were valued based on the closing market price per share of our common stock of $17.60 on May 9, 2024, for an aggregate value of $37,488. The shares were issued to our non-employee directors in private transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Repurchases of Equity Securities

The Company’s stock repurchase program has been extended and expanded several times, most recently in July 2023, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. Since the reauthorization, the Company has repurchased 25,984 shares of its common stock under this repurchase program.

On April 24, 2024, the Company commenced a tender offer to repurchase up to 550,000 shares of the Company’s outstanding common stock at a price of not greater than $18.00 nor less than $15.50 per share. Following the expiration of the tender offer on May 22, 2024, the Company accepted 284,206 shares of its common stock for purchase at $18.00 per share, at an aggregate purchase price of approximately $5.1 million, excluding fees and expenses related to the offer. The Company funded the purchase of the accepted shares tendered with available cash and accounted for the repurchase of these shares as treasury stock on the Company’s condensed consolidated balance sheet as of June 30, 2024.

The following table summarizes the Company’s common stock repurchases during the second quarter of 2024. No shares were purchased during the quarter other than through this program or through the 2024 tender offer, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser.”

Issuer Purchases of Equity Securities
Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1-30, 2024	-		-	-	475,066
May 1-31, 2024	284,206	(2)	18.00	-	475,066
June 1-30, 2024	1,050		16.25	1,050	474,016
Total	285,256		$17.99	1,050

(1)	The Company’s stock repurchase program does not have an expiration date.
(2)	Consists of shares purchased pursuant to the 2024 tender offer.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

2024 Annual Meeting

The Company has set Thursday, October 31, 2024 as the revised date of the Company’s 2024 annual meeting of shareholders (the “2024 Annual Meeting”). Shareholders of record on September 5, 2024 will be entitled to receive notice of and to vote at the 2024 annual meeting or any adjournment thereof. The time and location of the 2024 Annual Meeting will be specified in the Company’s definitive proxy statement for the 2024 Annual Meeting.

Because the meeting date for the 2024 Annual Meeting has changed by more than 30 days from the anniversary date of the Company’s 2023 annual meeting of shareholders, prior deadlines regarding the submission of shareholder proposals in connection with the 2024 Annual Meeting are no longer applicable. In accordance with Rule 14a-5(f) under the Exchange Act, the Company is providing shareholders with new information with respect to the submission of proposals intended to be included in the Company’s proxy materials under Rule 14a-8 promulgated under the Exchange Act (“Rule 14a-8”).

Pursuant to Rule 14a-8, the deadline for receipt of shareholder proposals intended to be included in the Company’s proxy materials must be a reasonable time before the Company begins to print and send such proxy materials. Such proposals must be received by the Company’s Secretary at the Company’s principal executive office, Post Office Box 188, Tontitown, Arkansas 72770, on or before the close of business on August 16, 2024, which the Company has determined to be a reasonable time before it expects to begin to print and send its proxy materials. Proposals must comply with the requirements of Rule 14a-8 and the interpretations thereof and may be omitted from the proxy materials if not in compliance with applicable requirements.

Pursuant to our bylaws, if a shareholder intends to present certain matters, including nominations for the election of directors, at the 2024 Annual Meeting, the notice must be delivered to our principal executive offices and received by August 16, 2024. In addition to complying with this deadline, shareholder nominations or proposals intended to be considered for inclusion in the Company’s proxy materials for the 2024 Annual Meeting must also comply with our bylaws, all applicable rules and regulations promulgated by the SEC under the Exchange Act, including the additional requirements of Rule 14a-19(b) under the Exchange Act, and Delaware law, as applicable.

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

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: August 6, 2024	By: /s/ Joseph A. Vitiritto
Joseph A. Vitiritto
President and Chief Executive Officer
(principal executive officer)

Dated: August 6, 2024	By: /s/ Lance K. Stewart
Lance K. Stewart
Vice President-Finance, Chief Financial
Officer, and Treasurer
(principal accounting and financial officer)