Form 10-Q
period 2024-09-30
PAM TRANSPORTATION SERVICES INC
filed 2024-11-06
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                Yes  ☐        No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 16, 2024
Common Stock, $.01 Par Value	21,782,534

P.A.M. TRANSPORTATION SERVICES, INC.

Form 10-Q

For the Quarter Ended September 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) (in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$48,078	$100,614
Accounts receivable-net:
Trade, less current estimated credit loss of $6,009 and $7,717, respectively	93,673	80,604
Other	5,954	7,203
Inventories	2,332	2,321
Prepaid expenses and deposits	9,499	13,213
Marketable equity securities	44,205	43,203
Income taxes refundable	4,324	3,883
Total current assets	208,065	251,041

Property and equipment:
Land	30,426	23,078
Structures and improvements	55,943	43,552
Revenue equipment	726,196	689,173
Office furniture and equipment	15,908	15,328
Total property and equipment	828,473	771,131
Accumulated depreciation	(282,451)	(266,412)
Net property and equipment	546,022	504,719

Other assets	2,655	4,697

TOTAL ASSETS	$756,742	$760,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,898	$62,652
Accrued expenses and other liabilities	16,776	16,799
Current maturities of long-term debt	61,170	57,645
Total current liabilities	115,844	137,096

Long-term debt - less current portion	227,539	204,064
Deferred income taxes	104,195	104,331
Other long-term liabilities	250	750
Total liabilities	447,828	446,241

COMMITMENTS AND CONTINGENCIES (Note L)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 50,000,000 shares authorized; 22,364,120 and 22,317,671 shares issued; 21,782,534 and 22,021,341 shares outstanding at September 30, 2024 and December 31, 2023, respectively	224	223
Additional paid-in capital	40,999	40,825
Treasury stock, at cost; 581,586 and 296,330 shares at September 30, 2024 and December 31, 2023, respectively	(13,996)	(8,736)
Retained earnings	281,687	281,904
Total stockholders’ equity	308,914	314,216

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$756,742	$760,457

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
OPERATING REVENUES:
Revenue, before fuel surcharge	$160,799	$174,348	$481,980	$549,885
Fuel surcharge	21,778	27,154	66,136	80,754
Total operating revenues	182,577	201,502	548,116	630,639

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	44,736	46,032	132,559	142,138
Operating supplies and expenses	34,982	42,378	105,002	123,589
Rent and purchased transportation	73,129	78,595	221,210	244,020
Depreciation	17,741	15,552	55,381	47,805
Insurance and claims	4,768	5,146	15,093	25,205
Other	5,121	5,305	18,052	17,936
Gain on disposition of equipment	(209)	(339)	(109)	(1,175)
Total operating expenses and costs	180,268	192,669	547,188	599,518

OPERATING INCOME	2,309	8,833	928	31,121

NON-OPERATING INCOME	3,744	1,638	7,891	3,729
INTEREST EXPENSE	(2,936)	(2,046)	(9,104)	(6,565)

INCOME/(LOSS) BEFORE INCOME TAXES	3,117	8,425	(285)	28,285

FEDERAL AND STATE INCOME TAX EXPENSE/(BENEFIT):
Current	9	(2,313)	68	1,667
Deferred	696	4,641	(136)	5,970
Total federal and state income tax expense/(benefit)	705	2,328	(68)	7,637

NET INCOME/(LOSS)	$2,412	$6,097	$(217)	$20,648

INCOME/(LOSS) PER COMMON SHARE:
Basic	$0.11	$0.28	$(0.01)	$0.94
Diluted	$0.11	$0.28	$(0.01)	$0.93

AVERAGE COMMON SHARES OUTSTANDING:
Basic	21,771	22,021	21,911	22,068
Diluted	21,825	22,139	21,911	22,219

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Nine Months Ended
	September 30,
	2024	2023
OPERATING ACTIVITIES:
Net (loss)/income	$(217)	$20,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,381	47,805
Bad debt expense	2,445	2,081
Stock compensation-net of excess tax benefits	550	387
Provision for deferred income taxes	(136)	5,970
(Gain)/loss on marketable equity securities	(3,907)	422
Gain on sale or disposition of equipment	(109)	(1,175)
Loss/(gain) on sale of marketable equity securities	108	(88)
Changes in operating assets and liabilities:
Accounts receivable	(14,264)	34,827
Prepaid expenses, deposits, inventories, and other assets	5,631	4,119
Income taxes payable	(441)	(2,772)
Trade accounts payable	(463)	(7,849)
Accrued expenses and other liabilities	(786)	(10,571)
Net cash provided by operating activities	43,792	93,804

INVESTING ACTIVITIES:
Purchases of property and equipment	(85,577)	(26,784)
Proceeds from disposition of equipment	27,849	15,727
Sales of marketable equity securities	2,797	143
Net cash used in investing activities	(54,931)	(10,914)

FINANCING ACTIVITIES:
Borrowings under line of credit	569,628	692,253
Repayments under line of credit	(569,628)	(692,253)
Borrowings of long-term debt	11,894	-
Repayments of long-term debt	(48,032)	(49,029)
Borrowings under margin account	-	38
Repayments under margin account	-	(951)
Repurchases of common stock	(5,259)	(4,736)
Net cash used in financing activities	(41,397)	(54,678)

NET (DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(52,536)	28,212

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -Beginning of period	100,614	74,087

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -End of period	$48,078	$102,299

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,146	$7,111
Income taxes	$673	$4,768

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable	$856	$17,017

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Stockholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2024	22,021	$223	$40,825	$(8,736)	$281,904	$314,216

Net Income	-	-	-	-	281	281

Restricted stock issued	14	-	(46)	-	-	(46)

Stock based compensation	-	-	192	-	-	192

Balance at March 31, 2024	22,035	$223	$40,971	$(8,736)	$282,185	$314,643

Net Loss	-	-	-	-	(2,910)	(2,910)

Treasury stock repurchases	(285)	-	-	(5,259)	-	(5,259)

Restricted stock issued	5	-	-	-	-	-

Stock based compensation	-	-	200	-	-	200

Balance at June 30, 2024	21,755	$223	$41,171	$(13,995)	$279,275	$306,674

Net Income	-	-	-	-	2,412	2,412

Treasury stock repurchases	-	-	-	(1)	-	-

Restricted stock issued	28	1	-	-	-	-

Restricted stock net settlement	-	-	(329)	-	-	(329)

Stock based compensation	-	-	157	-	-	157

Balance at September 30, 2024	21,783	$224	$40,999	$(13,996)	$281,687	$308,914

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2023	22,166	$223	$40,472	$(4,000)	$263,488	$300,183

Net Income	-	-	-	-	5,231	5,231

Treasury stock repurchases	(123)	-	-	(3,516)	-	(3,516)

Restricted stock issued	7	-	-	-	-	-

Stock based compensation	-	-	208	-	-	208

Balance at March 31, 2023	22,050	$223	$40,680	$(7,516)	$268,719	$302,106

Net Income	-	-	-	-	9,319	9,319

Treasury stock repurchases	(21)	-	-	(579)	-	(579)

Restricted stock issued	6	-	-	-	-	-

Stock based compensation	-	-	34	-	-	34

Balance at June 30, 2023	22,035	$223	$40,714	$(8,095)	$278,038	$310,880

Net Income	-	-	-	-	6,097	6,097

Treasury stock repurchases	(25)	-	-	(641)	-	(641)

Restricted stock issued	11	-	-	-	-	-

Restricted stock net settlement	-	-	(199)	-	-	(199)

Stock based compensation	-	-	145	-	-	145

Balance at September 30, 2023	22,021	$223	$40,660	$(8,736)	$284,135	$316,282

See notes to condensed consolidated financial statements.

P.A.M. TRANSPORTATION SERVICES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2024

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine-month period ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

NOTE B: RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). ASU 2023-07 expands disclosures related to a public entity's reportable segment and requires more enhanced information about significant segment expenses, including in interim periods. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, using a retrospective approach. Early adoption is permitted. We are currently evaluating the impact of the new standard, which is limited to financial statement disclosures.

In December 2023, the FASB issued Accounting Standards Update, (“ASU”) No. 2023-09, (“ASU 2023-09”), Improvements to Income Tax Disclosures. ASU 2023-09 was issued to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company has evaluated the new guidance and does not expect it to have a material impact on its financial condition, results of operations, or cash flows.

The Company considered the applicability and impact of ASU’s 2023-07, 2023-09 and all other accounting standard updates issued by the Financial Accounting Standards Board to the Accounting Standards Codification ("ASC") and determined there are not any ASUs that have not already been adopted which require significant consideration for disclosure as of September 30, 2024. Additionally, the Company did not adopt any new ASUs during the quarter ended September 30, 2024.

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

The following table sets forth market value, cost, and unrealized gains on equity securities as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
	(in thousands)
Fair market value	$44,205	$43,203
Cost	27,402	30,294
Unrealized gain	$16,803	$12,909

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
	(in thousands)
Gross unrealized gains	$18,183	$15,539
Gross unrealized losses	1,380	2,630
Net unrealized gain	$16,803	$12,909

The following table shows the Company’s net realized gains during the three and nine months ending on September 30, 2024 and 2023, respectively, on certain marketable equity securities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)
Sales proceeds	$166	$343	$2,797	$343
Cost of securities sold	90	255	2,905	255
Realized gain/(loss)	$76	$88	$(108)	$88

For the quarter ended September 30, 2024, the Company recognized dividend income of approximately $356,000 in non-operating income in its condensed consolidated statements of operations. For the nine months ended September 30, 2024, the Company recognized dividend income of approximately $1,104,000 in non-operating income in its condensed consolidated statements of operations.

The Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of September 30, 2024, the Company had no outstanding borrowings under its margin account, which is no change from December 31, 2023, when the Company had no outstanding borrowings under the same account. Margin account borrowings are used for the purchase of marketable equity securities and as a source of short-term liquidity and are included in accrued expenses and other liabilities on our condensed consolidated balance sheets.

Our marketable equity securities portfolio had a net unrealized pre-tax gain in market value of approximately $2,365,000 during the third quarter of 2024, and a net unrealized pre-tax gain in market value of approximately $119,000 during the third quarter of 2023, which were reported as non-operating income in its condensed consolidated statements of operations for the respective periods.

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

The total grant date fair value of stock vested during the first nine months of 2024 was approximately $928,000. The total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits during the first nine months of 2024, was approximately $550,000 and includes approximately $38,000 recognized as a result of the issuance of shares to certain non-employee directors. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.02 during the first nine months of 2024. As of September 30, 2024, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1,536,000, which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $186,000 in additional compensation expense related to unvested stock awards during the remainder of 2024 and to recognize approximately $741,000, $476,000, and $133,000 in additional compensation expense related to unvested stock awards during the years 2025, 2026, and 2027, respectively.

The total grant date fair value of stock vested during the first nine months of 2023 was approximately $576,000. The total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits during the first nine months of 2023, was approximately $387,000 and includes approximately $55,000 recognized as a result of the grant of shares to certain non-employee directors. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.01 during the first nine months of 2023. As of  September 30, 2023, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $2,687,000, which was being amortized on a straight-line basis over the remaining vesting period.

A summary of the status of the Company’s non-vested restricted stock as of September 30, 2024, and changes during the nine months ended September 30, 2024, is as follows:

	Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2024	198,859	$14.07
Granted	2,130	17.60
Canceled/forfeited/expired	(2,633)	32.63
Vested	(68,015)	13.64
Non-vested at September 30, 2024	130,341	$13.98

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands)
Truckload Services revenue	$110,609	68.8	$112,257	64.4	$319,363	66.3	$357,681	65.1
Brokerage and Logistics Services revenue	50,190	31.2	62,091	35.6	162,617	33.7	192,204	34.9
Total revenues	$160,799	100.0	$174,348	100.0	$481,980	100.0	$549,885	100.0

NOTE G: TREASURY STOCK

The Company’s stock repurchase program has been extended and expanded several times, most recently in July 2023, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. During the nine months ended September 30, 2024, the Company repurchased 1,050 shares of its common stock at an aggregate cost of approximately $17,000 under this program. As of September 30, 2024, there remain 474,016 shares of common stock authorized for repurchase under this plan.

On April 24, 2024, the Company commenced a tender offer to repurchase up to 550,000 shares of the Company’s outstanding common stock at a price of not greater than $18.00 nor less than $15.50 per share. Following the expiration of the tender offer on May 22, 2024, the Company accepted 284,206 shares of its common stock for purchase at $18.00 per share, at an aggregate purchase price of approximately $5.1 million, excluding fees and expenses related to the offer. The Company funded the purchase of the accepted shares tendered with available cash and accounted for the repurchase of these shares as treasury stock on the Company’s condensed consolidated balance sheet as of September 30, 2024.

The Company accounts for treasury stock using the cost method. As of September 30, 2024, 581,586 shares were held in the treasury at an aggregate cost of approximately $13,996,000.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands, except per share data)
Net income	$2,412	$6,097	$(217)	$20,648

Basic weighted average common shares outstanding	21,771	22,021	21,911	22,068
Dilutive effect of common stock equivalents	54	118	-	151
Diluted weighted average common shares outstanding	21,825	22,139	21,911	22,219

Basic earnings per share	$0.11	$0.28	$(0.01)	$0.94
Diluted earnings per share	$0.11	$0.28	$(0.01)	$0.93

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, Accounting for Income Taxes, weighs all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of September 30, 2024, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of September 30, 2024, an adjustment to the Company’s condensed consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the nine months ended September 30, 2024 and 2023, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company’s effective income tax rates were 23.8% and 27.0% for the nine months ended September 30, 2024 and 2023, respectively. Our effective tax rate for the nine months ended September 30, 2024 differs from amounts computed by applying the United States federal statutory rates to pre-tax income primarily due to state income taxes.

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

At September 30, 2024, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$44,205	$44,205	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at September 30, 2024 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)
Long-term debt	$288,709	$280,446

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE

During the first nine months of 2024, the Company’s subsidiaries entered into installment obligations totaling approximately $75.0 million for the purpose of purchasing revenue equipment and other assets. These obligations are payable in monthly installments and are recorded in long-term debt and current maturities on the condensed consolidated balance sheets. The terms of these obligations range from 60 to 84 months.

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

Right-of-Use Leases

The Company is party to operating leases that included initial terms ranging from three to five years. The initial terms of these leases have expired, and the leases are now subject to terms not exceeding one year. In accordance with the provisions of ASC Topic 842, because all of our leased properties are currently subject to leases not exceeding one year, we do not recognize any right-of-use assets or corresponding operating lease liability as of September 30, 2024.

Cash Flows

No new right-of-use asset was recognized as a non-cash asset addition that resulted from new operating lease liabilities during the nine months ended September 30, 2024. Cash paid for amounts included in the present value of operating lease liabilities was $0.1 million during the nine months ended September 30, 2024, and is included in operating cash flows within the condensed consolidated statement of cash flows.

Operating Lease Costs

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)
Long-term	$-	$83	$114	$246
Short-term	927	831	2,608	2,327
Total	$927	$914	$2,722	$2,573

Lease Revenue

The Company's operating lease revenue is disclosed in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)
Leased truck revenue (recorded in revenue, before fuel surcharge)	$2,630	$1,952	$7,122	$6,070
Leased building space revenue (recorded in non-operating income)	121	99	360	296
Total lease revenue	$2,751	$2,051	$7,482	$6,366

The Company leases trucks to owner-operators under operating leases, which generally have a term of up to five years and include options to purchase the truck at the end of the lease. In the event that an independent contractor defaults on their lease, the Company generally leases the truck to another independent contractor.

As of September 30, 2024, the gross carrying value of trucks underlying these leases was $66.6 million and accumulated depreciation was $28.7 million. Depreciation is calculated on a straight-line basis over the estimated useful life of the equipment, down to an estimated salvage value. In most cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed by the manufacturer. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal. During the quarter ended September 30, 2024, the Company incurred $2.0 million of depreciation expense for these assets.

The Company leases dock space to a related party at our Laredo, Texas terminal. The dock space is depreciated in conjunction with the structures and improvements for the entire Laredo terminal on a straight-line basis over the estimated useful life of the assets. Lease income is recorded as a component of non-operating income in our condensed consolidated statements of operations.

Lease Receivables

Future minimum operating lease payments receivable at September 30, 2024:

(in thousands)
2024 (remaining)	$2,612
2025	9,649
2026	6,120
2027	108
2028 and thereafter	-
Total future minimum lease payments receivable	$18,489

NOTE N: NONCASH INVESTING AND FINANCING ACTIVITIES

The Company financed approximately $75.0 million in equipment purchases during the first nine months of 2024 utilizing noncash financing.

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

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed, and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 68.8% and 64.4% of total revenues, excluding fuel surcharges, for the quarters ended September 30, 2024, and 2023, respectively. The remaining revenues, excluding fuel surcharges, were generated from brokerage and logistics services.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefits costs, independent broker costs (which we record as purchased transportation), insurance, maintenance and capital equipment costs.

In discussing our results of operations, we use revenue before fuel surcharge (and fuel expense, net of fuel surcharge), because management believes that eliminating the impact of this often-volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended September 30, 2024 and 2023, approximately $21.8 million and $27.2 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the nine months ended September 30, 2024 and 2023, approximately $66.1 million and $80.8 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are reported net of fuel surcharges.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(percentages)
Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	38.2	38.2	39.0	37.2
Operating supplies and expenses	11.7	13.3	11.9	11.7
Rent and purchased transportation	26.7	22.6	25.3	23.0
Depreciation	15.8	13.6	17.1	13.1
Insurance and claims	4.3	4.6	4.7	7.0
Other	4.0	3.8	4.8	4.3
Gain on sale or disposal of property	(0.2)	(0.3)	-	(0.3)
Total operating expenses	100.5	95.8	102.8	96.0
Operating (loss)/income	(0.5)	4.2	(2.8)	4.0
Non-operating income	3.3	1.0	2.3	0.8
Interest expense	(2.5)	(1.4)	(2.6)	(1.5)
Income/(loss) before income taxes	0.3	3.8	(3.1)	3.3

THREE MONTHS ENDED SEPTEMBER 30, 2024 VS. THREE MONTHS ENDED SEPTEMBER 30, 2023

During the third quarter of 2024, truckload services revenue, before fuel surcharges, decreased 1.5% to $110.6 million as compared to $112.3 million during the third quarter of 2023. The decrease relates primarily to a 1.5% decrease in total miles travelled from 47.2 million for the third quarter of 2023 to 46.5 million for the third quarter of 2024 and to a 2.0% decrease in our rate per mile, from $2.14 for the third quarter of 2023 to $2.10 for the third quarter of 2024. The reduction in total miles was primarily driven by a 1.6% reduction in average miles driven by each truck combined with a 1.4% reduction in the average number of trucks operated during the third quarter of 2024 compared to the third quarter of 2023.

Operating supplies and expenses decreased from 13.3% of revenues, before fuel surcharges, during the third quarter of 2023 to 11.7% of revenues, before fuel surcharges, during the third quarter of 2024. The decrease relates primarily to a reduction in repair and tire expenses, which is a result of introducing new, more reliable revenue equipment to our fleet, while retiring older, less-reliable revenue equipment. The decrease can also be partially attributed to a decrease in truck count from the third quarter of 2023 to the third quarter of 2024.

Rent and purchased transportation increased from 22.6% of revenues, before fuel surcharges, during the third quarter of 2023 to 26.7% of revenues, before fuel surcharges, during the third quarter of 2024. The increase was primarily attributable to an increase in the proportion of miles driven by third-party carriers quarter over quarter, as the average number of third-party trucks increased from 326 during the third quarter of 2023 to 481 during the third quarter of 2024, while the average number of company trucks decreased from 2,007 to 1,820 during that same period.

Depreciation increased from 13.6% of revenues, before fuel surcharges, during the third quarter of 2023 to 15.8% of revenues, before fuel surcharges, during the third quarter of 2024. The increase relates primarily to an increase in cost for replacement revenue equipment compared to the cost of retired equipment and to the interaction of a decrease in operating revenues with the fixed-cost nature of depreciation expense.

Non-operating income improved from 1.0% of revenues, before fuel surcharges, during the third quarter of 2023 to 3.3% of revenues, before fuel surcharges, during the third quarter of 2024. This increase primarily resulted from an increase in the market value of our marketable equity securities portfolio as of September 30, 2024 compared to September 30, 2023.

Interest expense increased from 1.4% of revenues, before fuel surcharges, during the third quarter of 2023 to 2.5% of revenues, before fuel surcharges, during the third quarter of 2024. This increase is attributed to an increase in equipment note debt and to an increase in average borrowing rates from 3.66% during the third quarter of 2023 to 4.73% during the third quarter of 2024.

NINE MONTHS ENDED SEPTEMBER 30, 2024 VS. NINE MONTHS ENDED SEPTEMBER 30, 2023

For the nine months ended September 30, 2024, truckload services revenue, before fuel surcharges, decreased 10.7% to $319.4 million as compared to $357.7 million for the nine months ended September 30, 2023. The decrease relates primarily to an 8.0% decrease in total miles travelled from 148.3 million during the first nine months of 2023 to 136.4 million for the first nine months of 2024 and to a 3.4% decrease in our rate per mile, from $2.17 for the first nine months of 2023 to $2.10 for the first nine months of 2024. The reduction in total miles was primarily driven by a 4.2% reduction in the average number of trucks operated combined with a 4.5% reduction in average miles driven by each truck during the first nine month of 2024 compared to the first nine months of 2023. The reduction in truck count and miles resulted from a less favorable freight market year over year, characterized by an oversupply of available trucks in the market compared to available freight.

Salaries, wages and benefits increased from 37.2% of revenues, before fuel surcharges, in the first nine months of 2023 to 39.0% of revenues, before fuel surcharges, during the first nine months of 2024. This year to year percentage-based increase is explained by the interaction of salaries and wages with fixed-cost characteristics combined with the year to year reduction in revenue recognized during the first nine months of the year.

Rent and purchased transportation increased from 23.0% of revenues, before fuel surcharges, during the first nine months of 2023 to 25.3% of revenues, before fuel surcharges, during the first nine months of 2024. The increase was primarily attributable to an increase in the proportion of miles driven by third-party carriers year over year. The average number of third-party trucks utilized increased from 360 during the first nine months of 2023 to 455 during the first nine months of 2024, while the average number of company trucks decreased from 2,038 to 1,842 during that same period.

Depreciation increased from 13.1% of revenues, before fuel surcharges, during the first nine months of 2023 to 17.1% of revenues, before fuel surcharges, during the first nine months of 2024. The increase relates primarily to an increase in cost for replacement revenue equipment compared to the cost of retired equipment and to the interaction of a decrease in operating revenues with the fixed-cost nature of depreciation expense.

Insurance and claims expense decreased from 7.0% of revenues, before fuel surcharges, during the first nine months of 2023 to 4.7% of revenues before fuel surcharges, during the first nine months of 2024. This decrease relates primarily to specific auto liability claims being settled in the latter half of 2023. This decrease was partially offset by a 12.8% increase in auto liability premiums year over year.

Non-operating income increased from 0.8% of revenues, before fuel surcharges, during the first nine months of 2023 to 2.3% of revenues, before fuel surcharges, during the first nine months of 2024. This increase resulted primarily from an increase in the market value of our marketable equity securities portfolio as of September 30, 2024 as compared to September 30, 2023.

Interest expense increased from 1.5% of revenues, before fuel surcharges, during the first nine months of 2023 to 2.6% of revenues, before fuel surcharges, during the first nine months of 2024. This increase is attributed to an increase in equipment note debt and to an increase in average borrowing rates from 3.66% as of September 30, 2023 to 4.73% as of September 30, 2024.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 96.0% for the first nine months of 2023 to 102.8% for the first nine months of 2024.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(percentages)
Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	5.0	4.9	4.8	4.8
Rent and purchased transportation	86.8	85.7	86.4	84.1
Other	2.5	2.7	2.8	2.3
Total operating expenses	94.3	93.3	94.0	91.2
Operating income	5.7	6.7	6.0	8.8
Non-operating income / (expense)	0.3	0.7	0.3	0.5
Interest expense	(0.3)	(0.7)	(0.5)	(0.8)
Income before income taxes	5.7	6.7	5.8	8.5

THREE MONTHS ENDED SEPTEMBER 30, 2024 VS. THREE MONTHS ENDED SEPTEMBER 30, 2023

During the third quarter of 2024, logistics and brokerage services revenue, before fuel surcharges, decreased 19.2% to $50.2 million as compared to $62.1 million during the third quarter of 2023. The decrease relates to a reduction in the average rates charged to customers year to year, as the truckload market continues to be negatively impacted by downward rate pressure driven by the challenging truckload rate environment.

Rents and purchased transportation increased from 85.7% of revenues, before fuel surcharges, during the third quarter of 2023 to 86.8% of revenues, before fuel surcharges, during the third quarter of 2024. The increase resulted from paying third-party carriers a larger percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 93.3% for the third quarter of 2023 to 94.3% for the third quarter of 2024.

NINE MONTHS ENDED SEPTEMBER 30, 2024 VS. NINE MONTHS ENDED SEPTEMBER 30, 2023

During the first nine months of 2024, logistics and brokerage services revenue, before fuel surcharges, decreased 15.4% to $162.6 million as compared to $192.2 million during the first nine months of 2023. The decrease relates to a reduction in the average rates charged to customers year to year, as the truckload market continues to be negatively impacted by downward rate pressure driven by the challenging truckload rate environment.

Rents and purchased transportation increased from 84.1% of revenues, before fuel surcharges, during the first nine months of 2023 to 86.4% of revenues, before fuel surcharges, during the first nine months of 2024. The increase resulted from paying third-party carriers a larger percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 91.2% for the first nine months of 2023 to 94.0% for the first nine months of 2024.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED SEPTEMBER 30, 2024 VS. THREE MONTHS ENDED SEPTEMBER 30, 2023

Net income for all divisions was approximately $2.4 million, or 1.5% of revenues, before fuel surcharges for the third quarter of 2024 as compared to net income of $6.1 million, or 3.5% of revenues, before fuel surcharges for the third quarter of 2023. The decrease in net income resulted in diluted earnings per share of $0.11 for the third quarter of 2024 as compared to diluted earnings per share of $0.28 for the third quarter of 2023.

NINE MONTHS ENDED SEPTEMBER 30, 2024 VS. NINE MONTHS ENDED SEPTEMBER 30, 2023

For the first nine months of 2024, all divisions recognized a combined net loss of approximately $0.2 million, or 0.1% in excess of revenues, before fuel surcharges as compared to net income of $20.6 million, or 3.8% of revenues, before fuel surcharges for the first nine months of 2024. The decrease in net income resulted in a diluted loss per share of $(0.01) for the first nine months of 2024 as compared to diluted earnings per share of $0.93 for the first nine months of 2023.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, and borrowings under our credit facilities, installment notes, and investment margin account.

During the first nine months of 2024, we generated $43.8 million in cash from operating activities. Investing activities used $54.9 million in cash in the first nine months of 2024. Financing activities used $41.4 million in cash in the first nine months of 2024.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes with fixed interest rates and terms ranging from 36 to 84 months, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first nine months of 2024, we utilized cash on hand, installment notes, and our line of credit to finance purchases of revenue equipment and other assets of approximately $124.4 million.

During the remainder of 2024, we expect to purchase approximately 232 trucks and 400 trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $18.9 million.

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

During the first nine months of 2024, we maintained a revolving line of credit. Amounts outstanding under the line bear interest at Term SOFR plus 1.85% (7.18% at September 30, 2024), are secured by our trade accounts receivable and mature on July 1, 2027. An “unused fee” of 0.25% is charged if average borrowings are less than $18.0 million. At September 30, 2024 we had no outstanding borrowings against the line of credit and approximately $0.1 million of outstanding letters of credit, with availability to borrow $59.9 million.

Trade accounts receivable increased from $80.6 million at December 31, 2023 to $93.7 million at September 30, 2024. The increase was a result of an increase in revenues, which flow through accounts receivable, during the final month of the quarter ending September 30, 2024 compared to the final month of the year ending December 31, 2023. Additionally, the company’s cash suspense decreased during the first nine months of 2024 as compared to the fourth quarter of 2023.

Prepaid expenses and deposits decreased from $13.2 million at December 31, 2023 to $9.5 million at September 30, 2024. The decrease relates to the normal amortization of items prepaid as of December 31, 2023.

Revenue equipment increased from $689.2 million at December 31, 2023 to $726.2 million at September 30, 2024. The increase is primarily due to the purchase of new trucks and trailers during the first nine months of 2024, partially offset by the disposition of aging trucks and trailers during the first nine months of 2024.

Land increased from $23.1 million at December 31, 2023 to $30.4 million at September 30, 2024. The increase is primarily due to the purchase of land in El Paso, Texas that will serve as an additional terminal for our truckload operations.

Accounts payable decreased from $62.7 million at December 31, 2023 to $37.9 million at September 30, 2024. This decrease was primarily attributable to payments made in the first nine months of 2024 on contracts for revenue equipment placed in service, but not yet paid for at December 31, 2023. As of September 30, 2024, our accounts payable includes outstanding invoices for revenue equipment totaling $0.9 million.

Long-term debt and current maturities of long term-debt are reviewed on an aggregate basis, as the classification of amounts in each category are typically affected merely by the passage of time. Long-term debt and current maturities of long-term debt, on an aggregate basis, increased from $261.7 million at December 31, 2023 to $288.7 million at September 30, 2024. The increase was primarily related to the financing of additional revenue equipment during the first nine months of 2024.

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

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities increased to $44.2 million at September 30, 2024 from $43.2 million at December 31, 2023. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $4.4 million. For additional information with respect to marketable equity securities, see Note D to our condensed consolidated financial statements.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

No shares were repurchased under the Company’s stock repurchase program during the third quarter of 2024.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

P.A.M. TRANSPORTATION SERVICES, INC.

Dated: November 6, 2024	By: /s/ Joseph A. Vitiritto
Joseph A. Vitiritto
President and Chief Executive Officer
(principal executive officer)

Dated: November 6, 2024	By: /s/ Lance K. Stewart
Lance K. Stewart
Vice President-Finance, Chief Financial
Officer, and Treasurer
(principal accounting and financial officer)