Form 10-K
period 2024-12-31
PAMT CORP
filed 2025-03-12
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2024

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________to________

PAMT CORP

(Exact name of registrant as specified in its charter)

Nevada	0-1507	71-0633135
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

297 West Henri De Tonti Blvd, Tontitown, Arkansas 72770

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (479) 361-9111

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	PAMT	NASDAQ Global Market

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☑

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant computed by reference to the average of the closing bid and ask prices of the common stock as of the last business day of the registrant's most recently completed second quarter was $96,792,678. Solely for the purposes of this response, the registrant has assumed, without admitting for any purpose, that all executive officers and directors of the registrant, and no other persons, are the affiliates of the registrant at that date.

The number of shares outstanding of the registrant’s common stock, as of February 17, 2025: 21,790,658 shares of $.01 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements, including statements about our operating and growth strategies, our expected financial position and operating results, industry trends, our capital expenditure and financing plans and similar matters. Such forward-looking statements are found throughout this Report, including under Item 1, Business, Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk. In those and other portions of this Report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “project”, “could”, “should”, “would” and similar expressions, as they relate to us, our management, and our industry are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements include, but are not limited to excess capacity in the trucking industry; surplus inventories; recessionary economic cycles and downturns in customers’ business cycles; a significant or sustained reduction in or termination of the Company's trucking service by a key customer, including as a result of recent or future labor or international trade disruptions; increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, and license and registration fees; potential future economic, business and operational disruptions and uncertainties due to public health crises; the resale value of the Company’s used equipment; the price and availability of new equipment consistent with anticipated acquisition and replacement plans; increases in compensation for and difficulty in attracting and retaining qualified drivers and owner-operators; increases in insurance premiums and deductible amounts relating to accident, cargo, workers’ compensation, health, and other claims; unanticipated increases in the number or amount of claims for which the Company is self-insured; inability of the Company to continue to secure acceptable financing arrangements; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors including reductions in rates resulting from competitive bidding; the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations; our ability to develop and implement suitable information technology systems and prevent failures in or breaches of such systems; the impact of future or pending litigation; general risks associated with doing business in Mexico, including, without limitation, exchange rate fluctuations, inflation, import duties, tariffs, quotas, political and economic instability and terrorism; the potential impact of new laws, regulations or policy, including, without limitation, laws and regulations governing the classification of independent contractors as employees, tariffs, import/export, trade and immigration regulations or policies; and other factors described under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” of this Report.

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

PAMT CORP

FORM 10-K

For the fiscal year ended December 31, 2024

PART I

Item 1. Business.

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company,” “we,” “our,” or “us” mean PAMT CORP and its subsidiaries.

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

PAMT CORP (formerly P.A.M. Transportation Services, Inc.) is a holding company incorporated under the laws of the State of Nevada in November 2024 and previously incorporated under the laws of the State of Delaware in June 1986. We conduct operations and hold assets principally through the following wholly-owned subsidiaries: P.A.M. Transport, Inc., Met Express, Inc., Costar Real Estate Holdings, Inc., Costar Equipment, Inc., Costar Management, Inc., Select CDL Driving School, Inc., Unmoored Realty, LLC, T.T.X., LLC, P.A.M. Cartage Carriers, LLC, Overdrive Leasing, LLC, Choctaw Express, LLC, Choctaw Brokerage, Inc., Transcend Logistics, Inc., Decker Transport Co., LLC, East Coast Transport and Logistics, LLC, S & L Logistics, Inc., P.A.M. International, Inc and P.A.M. Mexico Holdings LLC. Our operating authorities are held by P.A.M. Transport, Inc., Met Express, Inc., P.A.M. Cartage Carriers, LLC, Choctaw Express, LLC, Choctaw Brokerage, Inc., T.T.X., LLC, Decker Transport Co., LLC, and East Coast Transport and Logistics, LLC.

We are headquartered and maintain our primary terminal, maintenance facilities, and our corporate and administrative offices in Tontitown, Arkansas, which is located in northwest Arkansas, a major center for the trucking industry and where the support services for most major truck and trailer equipment manufacturers are readily available.

Segment Financial Information

The operations of the Company and its subsidiaries are all in the motor carrier segment and are aggregated into a single reporting segment in accordance with the aggregation criteria under Generally Accepted Accounting Principles (“GAAP”). The Company has carefully considered the segment reporting requirements under Accounting Standards Codification (“ASC”) 280 for the year-ended December 31, 2024. Both our truckload operations and our brokerage/logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. Based on the Company’s segment identification, interpretation of the aggregation criteria outlined in ASC 280-10-50-11, and the similar qualitative and quantitative economic characteristics of the Company’s operating segments, the operations of the Company are aggregated into a single motor carrier segment.

The Company’s chief operating decision maker, the Chief Executive Officer, utilizes the metrics of net income and operating ratio to evaluate company performance and in competitive analysis when comparing to competing companies. The accounting policies of the motor carrier segment are the same as those described in the summary of accounting policies found in this report. For purposes of this report, net income reflects the profitability of our operations by calculating the total earnings after deducting operating expenses, interest expense, income taxes and any other applicable costs from total revenue. The measure of net income is reported on the consolidated statement of operations as consolidated net (loss) income. Operating ratio is the measure of our efficiency in managing operating expenses relative to revenue generation. It is calculated as total operating expenses as a percentage of total operating revenue. The measure of operating ratio is reported in the Company’s Results of Operations found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Report, for each of the Company’s two operating segments of Truckload Services and Brokerage and Logistics Services.

Operations

Our subsidiaries’ operations can generally be classified into truckload services or brokerage and logistics services. This designation is based primarily on the ownership of the asset that performed the freight transportation service. Truckload services are performed by Company divisions that generally utilize Company-owned trucks, long-term contractors, or single-trip contractors to transport loads of freight for customers, while brokerage and logistics services coordinate or facilitate the transport of loads of freight for customers and generally involve the utilization of single-trip contractors. Both our truckload operations and our brokerage and logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. Truckload services operating revenues, before fuel surcharges, represented 67.1%, 65.3% and 66.1% of total operating revenues for the years ended December 31, 2024, 2023 and 2022, respectively. The remaining operating revenues, before fuel surcharge, for the same periods were generated by brokerage and logistics services, representing 32.9%, 34.7% and 33.9%, respectively.

Approximately 62% of the Company's revenues are derived from domestic shipments while approximately 38% of the Company’s revenues are derived from freight originating from or destined to locations in Mexico or Canada.

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

Industry

According to the American Trucking Association’s “American Trucking Trends 2024” report, the trucking industry generated over $987 billion in revenue during 2023 while moving over 11.8 billion tons of freight. The truckload industry is highly fragmented and is impacted by several economic and business factors, many of which are beyond the control of individual carriers. The state of the economy, coupled with equipment capacity levels, can impact freight rates. Volatility of various operating expenses, such as fuel and insurance, make the predictability of profit levels uncertain. Availability, attraction, retention, and compensation of drivers also affect operating costs, as well as equipment utilization. In addition, the capital requirements for equipment, availability of equipment and potential uncertainty of used equipment values, impact the ability of many carriers to expand their operations.

The current operating environment is characterized by the following:

·	competition for freight;

·	competition for drivers;

·	price increases by truck and trailer equipment manufacturers;

·	oversupplied used revenue equipment market;

·	increasing insurance premium costs; and

·	pressure on less profitable or undercapitalized carriers to consolidate or exit the industry.

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

Our sales efforts are conducted by a staff of thirteen employees who are located in our major markets and supervised from our headquarters. These individuals work to improve profitability by maintaining an even flow of freight traffic (taking into account the balance between originations and destinations in a given geographical area), high utilization, and minimizing movement of empty equipment.

Our five largest customers, for which we provide carrier services covering a number of geographic locations, accounted for approximately 39%, 34% and 39% of our total revenues in 2024, 2023 and 2022, respectively. General Motors Company accounted for approximately 12%, 12% and 13% of our revenues in 2024, 2023 and 2022, respectively. Ford Motor Company accounted for approximately 9%, 5% and 5% of our revenues in 2024, 2023 and 2022, respectively. Walmart Inc. accounted for approximately 8%, 6% and 9% of our revenues in 2024, 2023 and 2022, respectively.

We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. Approximately 32%, 30% and 31% of our revenues were derived from transportation services provided to the automobile industry during 2024, 2023 and 2022, respectively.

Revenue Equipment

At December 31, 2024, we operated a fleet of 2,222 trucks, which included 519 independent contractor trucks. At December 31, 2024, our trailer fleet consisted of 8,703 trailers. Our company-owned trucks and leased trucks are late model, well-maintained, premium trucks, which we believe help to attract and retain drivers, maximize fuel efficiency, promote safe operations, minimize maintenance, and repair costs, and improve customer service by minimizing service interruptions caused by breakdowns. The average age of our trucks and trailers as of December 31, 2024 was 2.6 years and 6.3 years, respectively. We evaluate our equipment purchasing decisions based on factors such as initial cost, useful life, warranty terms, expected maintenance costs, fuel economy, driver comfort, customer needs, manufacturer support, and resale value.

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

Maintenance

We have a strictly enforced, comprehensive preventive maintenance program for our trucks and trailers. Inspections and various levels of preventive maintenance are performed at set intervals on both trucks and trailers. A maintenance and safety inspection is performed on all vehicles each time they return to a terminal.

We purchase our trucks with standard manufacturer’s warranty coverage for equipment and components. These warranties range from one year or 100,000 miles for the chassis up to five years or 750,000 miles for other key components. Occasionally, extended truck warranties are negotiated with truck manufacturers and manufacturers of major components, such as engine, transmission, and differential manufacturers. Our trailers carry full warranties by the manufacturer for up to seven years with certain components covered for up to ten years. The Company evaluates the cost-benefit of purchasing such extended warranties on new or replacement equipment.

Human Capital Resources

Overview. At December 31, 2024, we employed 2,304 persons, of whom 1,520 were drivers, 292 were employed in maintenance, 236 were employed in operations, 68 were employed in marketing, 118 were employed in safety and personnel, and 70 were employed in general administration and accounting. A total of 2,286 of our employees were employed on a full-time basis as of December 31, 2024. None of our employees are represented by a collective bargaining unit, and we believe that our employee relations are good.

We contract with independent contractors to supply one or more trucks and drivers for our use. At December 31, 2024, we had 447 independent contractor drivers under contract who were compensated on a per mile basis. Independent contractors must pay their own truck expenses, fuel, maintenance, insurance, and driver costs. They must meet and operate within our guidelines with respect to safety. We have a lease-purchase program whereby we offer independent contractors the opportunity to lease a truck, with the option to purchase the truck at the end of the lease term. We believe our lease-purchase program has contributed to our ability to attract and retain independent contractors. At December 31, 2024, our lease-purchase program had 395 trucks available for use, with approximately 395 drivers participating in the program.

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

Employee Health and Safety. We are committed to being an industry leader in health and safety standards. The physical health, wellbeing, and mental health of our employees is crucial to our success. In addition to strict application screening and drug testing, before being permitted to operate a vehicle, our drivers must undergo classroom instruction on our policies and procedures, safety techniques as taught by the Smith System of Defensive Driving, and the proper operation of equipment, and must pass both written and road tests. Instruction in defensive driving and safety techniques continues after hiring, with seminars at several of our terminals. At December 31, 2024, we employed 96 persons on a full-time basis in our driver recruiting, training and safety instruction programs.

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

Seasonality

Generally, our revenues do not exhibit a significant seasonal pattern; however, revenue is affected by adverse weather conditions, holidays and the number of business days that occur during a given period because revenue is directly related to the available workdays of shippers. Operating expenses are typically higher in the winter months primarily due to decreased fuel efficiency and increased maintenance costs associated with inclement weather. In addition, automobile plants for which we transport a large amount of freight typically undergo scheduled shutdowns in July and December, and the volume of automotive freight we ship is reduced during such scheduled plant shutdowns.

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

Under current FMCSA rules regulating HOS adopted in December 2011, drivers are required to take a mandatory thirty-minute break during each consecutive eight hour driving period. In addition, pursuant to federal legislation, the FMCSA has established minimum performance and design standards for HOS electronic logging devices (“ELDs”), requirements for the mandatory use of these devices by drivers currently required to prepare HOS records of duty status, requirements concerning HOS supporting documents, and measures to address concerns about harassment resulting from the mandatory use of ELDs. These rulings affect the majority of carriers, including us, and the Company’s ELD devices were in compliance with FMCSA requirements prior to the December 2019 implementation deadline, as the company was an early adopter of ELD capable devices, requiring the devices to be installed on its entire fleet and requiring its drivers to use such devices since 2010.

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

The Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration (“NHTSA”) jointly developed new standards for various vehicles, including heavy duty trucks, that were adopted in August 2011 and covered model years 2014 through 2018. The standard adopted for heavy duty trucks was intended to achieve a reduction in CO2 and fuel consumption ranging from 7% to 20% by model year 2017. In August 2016, the EPA and NHTSA finalized the second phase of these standards which further reduces greenhouse gas emissions and fuel consumption for heavy duty trucks through model year 2027. In December 2022, the EPA finalized an additional phase of standards which is intended to reduce nitrous oxide (NOx) emissions to 0.035 grams per horsepower-hour during normal operation, 0.05 grams at low load and 10.0 grams at idle for vehicles with model years 2027 and above. Compliance with these federal and state requirements has increased the cost of our equipment and may further increase the cost of replacement equipment in the future.

The FMCSA Commercial Driver’s License (“CDL”) Drug and Alcohol Clearinghouse (“Clearinghouse”) became effective in January 2020. This database contains information pertaining to violations of the U.S. Department of Transportation controlled substances and alcohol testing program for holders of CDL’s. The Clearinghouse rules require FMCSA regulated employers, among others, to report to the Clearinghouse information related to violations of the drug and alcohol regulations. Further, the rules require that FMCSA regulated employers query current and prospective employees’ drug and alcohol violations before permitting those employees to operate a commercial motor vehicle on public roads, and to recheck each employee annually. The system is intended to remove the ability of prospective employees to fail to disclose past drug and alcohol violations at previous employers to potential employers. Since its adoption in 2020, the enforcement of the Clearinghouse has removed certain drivers from the pool of drivers available to the industry and has contributed to increased competition and related costs to attract and retain qualified drivers.

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

As issues related to climate change become more prevalent, federal, state and local governments, as well as some of our customers, have made efforts to respond to these issues This increased focus on sustainability has prompted new legislation and regulation in California and in Europe, new regulations by the Securities and Exchange Commission that are currently under a stay pending legal challenges, and similar proposed legislation or regulations in other states, as well as various customer-imposed requirements. Any of these efforts could negatively affect us as we may incur additional costs or be required to make changes to our operations in order to comply with any new regulations or customer requirements. Legislation or regulations that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases such as carbon dioxide, a by-product of burning fossil fuels such as those used in the Company’s trucks, could adversely affect our operations and financial results. More specifically, legislative or regulatory actions relating to climate change could adversely impact the Company by increasing our fuel costs and reducing fuel efficiency and could result in the creation of substantial additional capital expenditures and operating costs in the form of taxes, emissions allowances, or required equipment upgrades.

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

The imposition of new tariffs on Mexico and Canada, and any retaliatory actions by such countries, may have a negative impact on our operations and profitability.

The United States has recently initiated implementation of significant new tariffs on imports from Canada, Mexico and China, including 25% tariffs on goods imported from Mexico and Canada. While the tariffs on Mexico and Canada have been suspended on more than one occasion, the outlook remains uncertain as to whether such tariffs, and any resulting retaliatory tariffs on U.S. exports by those countries, will ultimately be implemented and how long they may be in effect. The imposition and enforcement of new tariffs on goods imported from Mexico or Canada, or vice versa, could adversely affect our business operations and financial results. A significant portion of our business is dependent on the automotive manufacturing industry and its suppliers, which have substantial operations in Mexico. Any increase in tariffs could lead to higher costs and reduced consumer demand for automotive products sold by our customers that are imported or exported to or from the United States. This, in turn, may result in reduced demand for our transportation services, particularly our cross-border and Mexico freight business, as customers seek to mitigate increased expenses by reducing production, sourcing components from alternative locations, or modifying their supply chain strategies. This could reduce the volume of goods transported by us, thereby affecting our operational efficiency and financial performance. In addition to the direct impact on our customers, the broader economic implications of tariffs could lead to further fluctuations in cross-border or general freight volumes and affect our operations and our ability to maintain consistent service levels. Any such disruptions could necessitate adjustments in our operational strategies, increase our costs and negatively impact our revenue and profitability.

We may be adversely impacted by fluctuations in the price and availability of diesel fuel.

Diesel fuel represents a significant operating expense for the Company, and we do not currently hedge against the risk of diesel fuel price increases. An increase in diesel fuel prices or diesel fuel taxes, or any change in federal or state regulations that results in such an increase, could have a material adverse effect on our operating results to the extent we are unable to recoup such increases from customers in the form of increased freight rates or through fuel surcharges. Historically, we have been able to offset, to a certain extent, diesel fuel price increases through fuel surcharges to our customers, but we cannot be certain that we will be able to do so in the future. We continuously monitor the components of our pricing, including base freight rates and fuel surcharges, and address individual account profitability issues with our customers when necessary.

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

The EPA and the NHTSA jointly developed new standards for various vehicles, including heavy duty trucks, that were adopted in August 2011 and cover model years 2014 through 2018. The standard adopted for heavy duty trucks was intended to achieve a reduction in CO2 and fuel consumption ranging from 7% to 20% by model year 2017. In August 2016, the EPA and NHTSA finalized the second phase of these standards which will further reduce greenhouse gas emissions and fuel consumption for heavy duty trucks through model year 2027. In December 2022, the EPA finalized an additional phase of standards which is intended to reduce nitrous oxide (NOx) emissions to 0.035 grams per horsepower-hour during normal operation, 0.05 grams at low load and 10.0 grams at idle for vehicles with model years 2027 and above. In March 2024, the EPA finalized the third phase of standards, which aim to reduce greenhouse gas emissions from heavy duty vehicles with model years 2028 to 2032, including tractor-trailers. Compliance with these federal and state requirements has increased the cost of our equipment and may further increase the cost of replacement equipment in the future.

The Regulation section in Item 1 of Part I of this Annual Report on Form 10-K discusses several proposed and final regulations that could materially impact our business and operations.

A determination that independent contractors are employees could expose us to various liabilities and additional costs.

Federal and state legislation as well as tax and other regulatory authorities often seek to assert that independent contractors in the transportation service industry are employees rather than independent contractors. Recently issued rulemaking by the U.S. Department of Labor, effective March 11, 2024, and the laws of several states, including California, apply stricter tests for determining whether an independent contractor should be classified as an employee. We believe we are in compliance with all applicable independent contractor classification requirements. However, it is possible that other federal or state legislation or regulations could be enacted or that various authorities could assert a position that re-classifies independent contractors as employees. If our independent contractors are determined to be properly classified as employees, that determination could materially increase our exposure under a variety of federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as our potential liability for employee benefits. In addition, such changes may be applied retroactively, and if so, we may be required to pay additional amounts to compensate individuals for prior time periods. Any of the above increased costs would adversely affect our business and operating results.

We may incur additional operating expenses or liabilities as a result of potential future requirements to address climate change issues.

As issues related to climate change become more prevalent, federal, state and local governments, as well as some of our customers, have made efforts to respond to these issues. This increased focus on sustainability has prompted newly enacted and proposed legislation and regulations and customer requirements that could negatively affect us as we may incur additional costs or be required to make changes to our operations in order to comply with any new regulations or customer requirements. Current or future legislation or regulations that potentially impose restrictions, caps, taxes, new disclosure requirements or other controls on emissions of greenhouse gases such as carbon dioxide, a by-product of burning fossil fuels such as those used in the Company’s trucks, could adversely affect our operations and financial results. More specifically, legislative or regulatory actions relating to climate change could adversely impact the Company by increasing our fuel costs and reducing fuel efficiency and could result in the creation of substantial additional capital expenditures and operating costs in the form of taxes, emissions allowances, or required equipment upgrades. Any of these factors could impair our operating efficiency and productivity and result in higher operating costs. In addition, revenues could decrease if we are unable to meet regulatory or customer sustainability requirements. These additional costs, changes in operations, or loss of revenues could have a material adverse effect on our business, financial condition and results of operations.

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

A significant portion of our revenue is generated from our major customers. For 2024, our top five customers, based on revenue, accounted for approximately 39% of our revenue. Our largest customer, General Motors Company, accounted for approximately 12% of our revenue. We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. As a result, the concentration of our business within the automobile industry is greater than the concentration in a single customer. Approximately 32% of our revenues for 2024 were derived from transportation services provided to the automobile industry.

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

A substantial number of the employees of our largest customers are members of industrial trade unions and are employed under the terms of collective bargaining agreements. In September 2023, the United Auto Workers initiated a trilateral strike against Ford, General Motors, and Stellantis that lasted several weeks until each of these automotive customers was able to negotiate a new contract with the union. The strike targeted select plants at each of these automotive companies, causing prolonged plant shutdowns for these customers and ripple effects on plants and workers for other customers and automotive suppliers. The effects of the shutdowns adversely impacted our business and financial performance during the third and fourth quarters of 2023 and the first quarter of 2024. Any future labor dispute involving our customers or their suppliers that results in a slowdown or closure of our customers’ plants to which we provide services could have a material adverse effect on our business.

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

As we continue to grow our business in Mexico, we are subject to greater risks of doing business internationally, including changes in U.S. and Mexican trade policies and relations, immigration policies, fluctuations in foreign currencies, changes in the economic strength of Mexico, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and U.S. export and import laws, and social, political, and economic instability. If we are unable to address business concerns related to our international operations in a timely and cost efficient manner, our financial position, results of operations or cash flows could be adversely affected. Additionally, approximately 38% of the freight we haul crosses the border between the United States and Mexico. In past years, we have experienced delays in Mexico border-crossings due to weather events, immigration-related issues and the reallocation of border agents to other border areas. Any future shutdowns or disruptions of Mexico border-crossings, particularly at the Laredo, Texas border, could materially and adversely impact our operations, cash flows and profitability. The agreement permitting cross-border movements for both United States and Mexican-based carriers in the United States and Mexico presents additional risks in the form of potential increased competition and the potential for increased congestion in our lanes that cross the border between countries.

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

With the rapid advancement in artificial intelligence (“AI”) technology, cyber-attacks have become increasingly sophisticated. While we have modified our security policy both to educate and to place appropriate guardrails around our users’ ability to use such technology in order to safeguard our system, we cannot guarantee that these efforts will be successful in preventing a successful cyber-attack or the exposure of our proprietary information. In addition, we rely on our third-party business partners who provide security services to continually enhance their detection and mitigation capabilities to better support our operation, and we conduct analysis regarding third party systems and their use of AI technology to limit potential exposures to security risks. However, we cannot guarantee that our third-party business partners will not experience security issues due to AI that could have an impact on our operations. A breach in our security systems, whether due to the use of AI technology or not, could harm our reputation and adversely impact our business, results of operations and financial condition.

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

Measures and the public health concerns resulting from the outbreak of a future public health crisis may severely disrupt economic and commercial activity. The resulting impact on domestic and global supply chains caused slowdowns and reduced freight demand for transportation companies such as ours. Because we have a significant concentration of customers within the automotive industry, our freight volumes and revenues were significantly affected by the temporary closure of North American automotive manufacturing facilities during the spring of 2020 as a result of the COVID-19 pandemic. Any future delays or interruptions of automotive production and other consumer activity affecting our customers that could result from any future public health crises could further adversely affect our business. In addition, the implementation of measures to protect the health and safety of our employees, customers, vendors and the general public, or any state of federal vaccination mandates, may disrupt our ability to efficiently manage personnel and operations and to recruit and retain driver and non-driver personnel, which could have a material adverse effect on our operating results. Further, negative financial results, an economic downturn or uncertainty, or a tightening of credit markets caused by a public health crisis could have a material adverse effect on our liquidity and our ability to effectively meet our short- and long-term financial obligations.

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

Our senior management team oversees our cybersecurity strategy and has the overall responsibility for assessing and managing our exposure to cybersecurity risk, with the audit committee of the board of directors providing board level oversight of the activities conducted by management to monitor and mitigate cybersecurity risks. Our corporate strategy for information security is led by the Chief Technology Officer ("CTO") of our primary operating company, P.A.M. Transport, Inc., who develops and directs our information security strategy and policy. He also oversees the engineering and operations related to cybersecurity and issues the proper response when a cyber threat is detected. Our CTO has 23 years of experience in technology and 17 years in compliance and cybersecurity management. Cybersecurity strategy and updates are reviewed by our senior management team on a periodic basis. The audit committee periodically receives a report on cybersecurity matters and related risk exposure from our CTO or senior management and discusses this exposure and our risk management strategies and related controls with management and the internal and external auditors. When covered during an audit committee meeting, the chair of the audit committee reports on its discussion to the full board.

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

Item 2. Properties.

Our executive offices and primary terminal facilities, which we own, are located in Tontitown, Arkansas. These facilities are located on approximately 57.82 acres and consist of 110,147 square feet of office space and maintenance and storage facilities.

Our subsidiaries lease facilities in Fort Wayne and Indianapolis, Indiana; Romulus, Michigan; Saddle Brook, New Jersey; Charlotte, North Carolina; and Monterrey, Mexico. Our terminal facilities in North Little Rock, Arkansas; North Jackson, Ohio; Willard, Ohio; Bloomsburg, Pennsylvania; Bolingbrook, Illinois; El Paso, Irving and Laredo, Texas; and Nuevo Laredo, Mexico are owned. The leased facilities are leased primarily on contractual terms typically ranging from one to five years and have provisions for early cancellation if we so choose. As of December 31, 2024, the following table provides a summary of the ownership and types of activities conducted at each location:

Location	Own/ Lease	Dispatch Office	Maintenance Facility	Safety Training
Tontitown, Arkansas	Own	Yes	Yes	Yes
Bloomsburg, Pennsylvania	Own	Yes	Yes	Yes
Bolingbrook, Illinois	Own	Yes	No	No
North Little Rock, Arkansas	Own	Yes	Yes	Yes
Indianapolis, Indiana	Lease	No	Yes	No
Romulus, Michigan	Lease	No	Yes	No
North Jackson, Ohio	Own	Yes	Yes	Yes
Willard, Ohio	Own	Yes	Yes	No
El Paso, Texas	Own	Yes	Yes	Yes
Irving, Texas	Own	Yes	Yes	Yes
Laredo, Texas	Own	Yes	Yes	Yes
Monterrey, Mexico	Lease	Yes	No	No
Nuevo Laredo, Mexico	Own	No	No	No
Fort Wayne, Indiana	Lease	Yes	Yes	No
Charlotte, North Carolina	Lease	No	Yes	No
Saddle Brook, New Jersey	Lease	Yes	No	No

We also have access to trailer drop and relay stations in various other locations across the country. We lease certain of these facilities on a month-to-month basis from affiliates of our largest stockholder.

We believe that all of the properties that we own or lease are suitable for their purposes and adequate to meet our needs.

Item 3. Legal Proceedings

We are involved in certain claims and pending litigation arising from the ordinary conduct of business. We also provide accruals for claims within our self-insured retention amounts. We currently self-insure for certain layers of auto liability claims in excess of $2.0 million. Specifically, we reserve for claims that are expected to exceed $2.0 million when fully developed, based on the facts and circumstances of those claims. Based on our knowledge of the facts, and in certain cases, opinions of outside counsel, we believe the resolution of such claims and pending litigation will not have a material effect on our financial position, results of operations or cash flows. However, if we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Market under the symbol PAMT. As of February 19, 2025, there were approximately 57 holders of record of our common stock.

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

No shares were repurchased under the Company’s stock repurchase program during the fourth quarter of 2024. As of December 31, 2024, 474,016 shares remained available for repurchase under the stock repurchase program.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for a presentation of compensation plans under which equity securities of the Company are authorized for issuance.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of the NASDAQ OMX Index for the NASDAQ Stock Market (U.S. companies) and the NASDAQ OMX Index for the NASDAQ Trucking and Transportation Stocks for the period of five years commencing December 31, 2019 and ending December 31, 2024. The graph assumes that the value of the investment in our common stock and in each index was $100 on December 31, 2019 and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG OUR COMMON STOCK,

THE NASDAQ OMX INDEX FOR THE NASDAQ STOCK MARKET (U.S. COMPANIES)

AND THE NASDAQ TRUCKING AND TRANSPORTATION STOCKS INDEX THROUGH DECEMBER 31, 2024

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

The Company's administrative headquarters are in Tontitown, Arkansas. From this location we manage operations conducted through our wholly-owned subsidiaries based in various locations around the United States, Mexico, and Canada. The operations of these subsidiaries can generally be classified into either truckload services or brokerage and logistics services. This designation is based primarily on the ownership of the asset that performed the freight transportation service. Truckload services are performed by Company divisions that generally utilize Company- owned trucks, long-term contractors, or single-trip contractors to transport loads of freight for customers, while brokerage and logistics services coordinate or facilitate the transport of loads of freight for customers and generally involve the utilization of single-trip contractors. Both our truckload operations and our brokerage and logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. Based on the Company’s segment identification, interpretation of the aggregation criteria outlined in ASC 280-10-50-11, and the similar qualitative and quantitative economic characteristics of the Company’s operating segments, the operations of the Company are aggregated into a single motor carrier segment.

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 67.1%, 65.3% and 66.1% of total revenues, excluding fuel surcharges for the twelve months ended December 31, 2024, 2023 and 2022, respectively.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefit costs, independent broker costs (which we record as purchased transportation), insurance and claims, maintenance, and capital equipment costs.

The Company’s chief operating decision maker, the Chief Executive Officer, utilizes the metrics of net income and operating ratio to evaluate company performance and in competitive analysis when comparing to competing companies. The accounting policies of the motor carrier segment are the same as those described in the summary of accounting policies found in this report. For purposes of this report, net income reflects the profitability of our operations by calculating the total earnings after deducting operating expenses, interest expense, income taxes and any other applicable costs from total revenue. The measure of net income is reported on the consolidated statement of operations as consolidated net (loss) income. Operating ratio is the measure of our efficiency in managing operating expenses relative to revenue generation and is calculated as total operating expenses as a percentage of total operating revenue.

In discussing our results of operations we use revenue, before fuel surcharge (and operating supplies and expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During 2024, 2023 and 2022, approximately $85.6 million, $104.7 million, and $128.1 million, respectively, of the Company's total revenue was generated from fuel surcharges. We also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Results of Operations - Truckload Services

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Operating supplies and expenses are shown net of fuel surcharges.

	Years Ended December 31,
	2024	2023	2022

Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	38.9	37.8	31.3
Operating supplies and expenses, net of fuel surcharge	11.8	11.8	6.8
Rent and purchased transportation	26.1	23.5	26.0
Depreciation	23.3	13.8	11.3
Impairment Loss	1.5	-	-
Insurance and claims	4.6	6.7	6.0
Other	4.8	4.4	2.9
Loss(gain) on sale or disposal of property	0.2	(0.3)	(0.6)
Total operating expenses	111.2	97.7	83.7
Operating (loss)income	(11.2)	2.3	16.3
Non-operating income	1.9	1.2	0.5
Interest expense	(2.9)	(1.6)	(1.2)
Income before income taxes	(12.2% )	1.9%	15.6%

2024 Compared to 2023

For the year ended December 31, 2024, truckload services revenue, before fuel surcharges, decreased 8.4% to $422.0 million as compared to $460.9 million for the year ended December 31, 2023. The decrease relates primarily to a 5.7% decrease in total miles travelled from 189.5 million during the year ended December 31, 2023 to 178.6 million for the year ended December 31, 2024 and to a 3.2% decrease in our rate per mile, from $2.17 for the year ended December 31, 2023 to $2.10 for the year ended December 31, 2024. The reduction in total miles was primarily driven by a 3.1% reduction in the average number of trucks operated combined with a 3.5% reduction in average miles driven by each truck during the year ended December 31, 2024 compared to the year ended December 31, 2023. The reduction in truck count and miles resulted from a less favorable freight market year over year, characterized by an oversupply of available trucks in the market compared to available freight.

Salaries, wages and benefits increased from 37.8% of revenues, before fuel surcharges, during 2023 to 38.9% of revenues, before fuel surcharges, during 2024. The percentage-based increase relates primarily to the interaction of a decrease in operating revenues with the fixed-cost nature of employing human capital.

Rent and purchased transportation increased from 23.5% of revenues, before fuel surcharges, during 2023 to 26.1% of revenues, before fuel surcharges, during 2024. The increase was primarily due to a year-over-year increase in the percentage of miles driven by third-party owner-operators as opposed to company-employed drivers and to a lesser extent increased rates paid to third-party carriers for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Depreciation increased from 13.8% of revenues, before fuel surcharges, during 2023 to 23.3% of revenues, before fuel surcharges, during 2024. The increase is primarily attributed to management’s change in accounting estimates related to the salvage values and useful lives of revenue equipment during the year ended December 31, 2024. During 2024, the Company conducted a review of its revenue equipment and determined that changes in market conditions and expected asset usage warranted a revision to the estimated useful lives and salvage values of certain equipment. As a result, during the year ended December 31, 2024, the Company reduced the estimated useful lives of its trailer equipment and lowered the estimated salvage values of revenue equipment to better reflect their expected residual values at the end of their service periods. This change in accounting estimates increased depreciation expense by approximately $24.7 million and increased basic and diluted loss per share by $0.86, net of tax, for the year ended December 31, 2024. In addition to the Company’s change in accounting estimate, the year-over-year increase can also be attributed to an increase in the cost for replacement revenue equipment compared to the cost of retired equipment and to the interaction of a decrease in operating revenues with the fixed-cost nature of depreciation expense.

Impairment loss accounted for 1.5% of revenues, before fuel surcharges, during 2024. The Company has not previously recognized an impairment loss on long-lived assets. Management determined that market conditions for used revenue equipment had deteriorated since its peak in 2022. This decline in market conditions prompted the requirement for a recoverability test and subsequent impairment charge against certain asset groups of used trucks and trailers. Management tested all applicable asset groups and determined specific asset groups of  trucks and trailers to be impaired beyond their carrying value. The impairment of these asset groups resulted in an impairment loss of approximately $6.4 million, or $0.22 loss per share, net of tax, during the year ended December 31, 2024. No impairment loss was incurred during the year ended December 31, 2023.

Insurance and claims decreased from 6.7% of revenues, before fuel surcharges, during 2023 to 4.6% of revenues, before fuel surcharges, during 2024. The decrease is primarily attributable to a decrease in auto liability claims incurred during the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease was slightly offset by an increase in the rate per mile paid for auto liability insurance during 2024 compared to 2023.

Non-operating income increased from 1.2% of revenues, before fuel surcharges, during 2023 to 1.9% of revenues, before fuel surcharges, during 2024. This increase resulted primarily from an increase in the market value of our marketable equity securities portfolio and an increase in the Company’s net realized gains from the sale of certain marketable equity securities during the year-ended December 31, 2024 as compared to the year ended December 31, 2023.

Interest expense increased from 1.6% of revenues, before fuel surcharges, during 2023 to 2.9% of revenues, before fuel surcharges, during 2024. The increase is attributed to the Company’s increased long-term debt from $261.7 million at December 31, 2023 to $325.6 million at December 31, 2024, coupled with an increase in interest rates as the Company’s weighted average interest rate increased from 4.20% in 2023 to 5.00% in 2024.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased to 111.2% for 2024 from 97.7% for 2023.

2023 Compared to 2022

For the year ended December 31, 2023, truckload services revenue, before fuel surcharges, decreased 14.8% to $460.9 million as compared to $540.9 million for the year ended December 31, 2022. The decrease relates primarily to a 14.2% decrease in our rate per loaded mile, from $2.92 for the year ended December 31, 2022 to $2.51 for the year ended December 31, 2023 and to a 0.8% decrease in loaded miles from 185.0 million for the year ended December 31, 2022 to 183.8 million for the year ended December 31, 2023. The decrease in rate per loaded mile reflects the challenging freight rate environment across our industry during 2023, while the slight reduction in loaded miles was largely due to the impacts of the automotive plant shutdowns during the UAW strikes in September and October 2023, partially offset by an increase in our average truck count during 2023 attributable to the acquisition of Metropolitan Trucking assets in June 2022.

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

	Years Ended December 31,
	2024	2023	2022

Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	5.1	4.9	4.6
Rent and purchased transportation	86.6	84.6	80.8
Other	3.2	2.4	1.8
Total operating expenses	94.9	91.9	87.2
Operating income	5.1	8.1	12.8
Non-operating income	0.2	0.8	0.2
Interest expense	(0.4)	(0.7)	(0.5)
Income before income taxes	4.8%	8.2%	12.5%

2024 Compared to 2023

For the year ended December 31, 2024, logistics and brokerage services revenues, before fuel surcharges, decreased 15.6% to $207.0 million as compared to $245.2 million for the year ended December 31, 2023. The decrease relates to a reduction in the average rates charged to customers year to year, while total brokered loads remained flat. The truckload market continues to be negatively impacted by downward rate pressure driven by the challenging truckload rate environment.

Rent and purchased transportation increased from 84.6% of revenues, before fuel surcharges, in 2023 to 86.6% of revenues, before fuel surcharges, in 2024. The increase results from paying third-party carriers a larger percentage of customer revenue, coupled with the interaction of a decrease in operating revenues with the need for purchased transportation.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased to 94.9% for 2024 from 91.9% for 2023.

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

Results of Operations - Combined Services

2024 Compared to 2023

Income tax benefit was approximately $9.8 million in 2024, resulting in an effective rate of 23.5%, as compared to income tax expense of approximately $10.2 million, or an effective tax rate of 35.6% in 2023. The effective tax rate is impacted by the effect of state taxes and other factors.

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of Accounting Standards Codification (“ASC”) 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2024, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of December 31, 2024, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During 2024 and 2023, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2021 and forward remain open to examination in those jurisdictions.

The combined net loss for all divisions was $31.8 million, or 5.1% of revenues, before fuel surcharge, for 2024 as compared to the combined net income for all divisions of $18.4 million or 2.6% of revenues, before fuel surcharge, for 2023. Diluted (loss) earnings per share decreased to ($1.45) for the year ended December 31, 2024 from $0.83 for the year ended December 31, 2023.

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

Liquidity and Capital Resources

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, borrowings under our lines of credit, installment notes, investment margin account, and issuances of equity securities.

During 2024, we generated $59.0 million in cash from operating activities compared to $114.6 million and $168.8 million in 2023 and 2022, respectively. Investing activities used $100.2 million in cash during 2024 compared to using $11.3 million and $113.5 million in 2023 and 2022, respectively. Financing activities generated $8.6 million in cash during 2024 compared to using $76.8 million during 2023 and generating $0.3 million during 2022. See the Consolidated Statements of Cash Flows in Item 8 of this Report.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing lines of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During 2024 and 2023, we utilized cash on hand, installment notes, and our lines of credit to finance revenue equipment purchases of approximately $143.5 million and $113.5 million, respectively.

We often finance the acquisition of revenue equipment through installment notes with fixed interest rates. At December 31, 2024, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $325.6 million. These installment notes are payable in monthly installments, ranging from 60 monthly installments to 84 monthly installments, at a weighted average interest rate of 5.00%. At December 31, 2023, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $261.7 million. These installment notes were payable in monthly installments, ranging from 36 to 84 months at a weighted average interest rate of 4.20%.

In order to maintain an adequate pool of available equipment, it is often necessary to purchase replacement equipment and place them in service before trucks and trailers scheduled for replacement are removed from service. The timing of this process often requires the Company to pay for new equipment before receiving any proceeds from retired equipment, or without any reduction in price for trade units. In this situation, the Company later receives payment for the equipment scheduled for replacement once they are delivered to the buyer and have passed inspection. During the twelve months ended December 31, 2024 and 2023, the Company received approximately $36.9 million and $22.6 million, respectively, for disposed revenue equipment.

During 2024, we maintained a revolving line of credit with a borrowing limit of $60.0 million. Under this credit facility, amounts outstanding under the line bear interest at Term SOFR plus 1.85% (6.42% at December 31, 2024), are secured by our trade accounts receivable and mature on July 1, 2027. The credit facility also establishes an “unused fee” of 0.25% if average borrowings are less than $18.0 million. At December 31, 2024, we had no outstanding borrowings against the line of credit and approximately $0.2 million of outstanding letters of credit, with availability to borrow $59.8 million.

Trade accounts receivable remained relatively flat year-over-year, with a balance of $80.0 million at December 31, 2024 compared to $80.6 million at December 31, 2023.

Marketable equity securities at December 31, 2024 decreased approximately $0.6 million as compared to December 31, 2023. The decrease resulted from the sales of marketable equity securities approximating $3.7 million offset by an increase in the market value of the portfolio by approximately $3.1 million. At December 31, 2024, the remaining marketable equity securities have a combined cost basis of approximately $27.1 million and a combined fair market value of approximately $42.6 million. The Company has developed a strategy to invest in securities from which it expects to receive dividends that qualify for favorable tax treatment, as well as appreciate in value. During 2024, the Company received dividends of approximately $1.5 million. The holding term of these securities depends largely on the general economic environment, the equity markets, borrowing rates, and the Company's cash requirements.

Property and equipment increased by approximately $65.4 million from $771.1 as of December 31, 2023 to $836.5 million as of December 31,2024. This increase is primarily attributable to the purchase of $144.2 million of revenue equipment partially offset by the disposal of approximately $93.8 million of revenue equipment during 2024. Also contributing to the increase was the purchase of property in El Paso, Texas that will serve as an additional terminal for our truckload operations and the construction of a driver training facility at our corporate headquarters in Tontitown, Arkansas. Partially offsetting the increase to property and equipment was an impairment loss of $6.4 million which resulted from management’s assessment that the market conditions for used revenue equipment had deteriorated to an extent that required a test for recoverability and subsequent impairment charge against certain asset groups of used trucks and trailers.

Accounts payable decreased from $62.7 million at December 31, 2023 to $31.2 million at December 31, 2024. This decrease was primarily attributable to payments made during 2024 for new revenue equipment that was invoiced or delivered, but not yet paid as of December 31, 2023. This decrease was also attributable to a decrease in the amounts payable to third party carriers as of December 31, 2024. Accounts payable accruals can vary significantly at the end of each reporting period depending on the timing of the actual date of payment in relation to the last day of the reporting period.

Accrued expenses and other liabilities decreased from $16.8 million at December 31, 2023 to $14.6 million at December 31, 2024. The decrease is primarily attributable to a decrease in auto liability claims accrued during the year ended December 31, 2024 compared to auto liability claims accrued for the year ended December 31, 2023.

For 2025, we expect to purchase 293 new trucks and 300 trailers while continuing to sell or trade equipment that has reached the end of its life cycle. Management believes we will be able to finance our existing needs for working capital over the next twelve months, as well as acquisitions of revenue equipment and any other asset acquisitions or capital transactions during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our anticipated future cash flows and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

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

During the year ended December 31, 2024, the Company conducted a review of its revenue equipment and determined that changes in market conditions and expected asset usage warranted a revision to the estimated useful lives and salvage values of certain equipment. As a result, during the year ended December 31, 2024, the Company reduced the estimated useful lives of its trailer equipment and lowered the estimated salvage values of revenue equipment to better reflect their expected residual values at the end of their service periods.

In accordance with ASC 250-10-45-17, this change is considered a change in accounting estimate and has been applied prospectively during the year ended December 31, 2024. The effect of this change increased depreciation expense by $24.7 million and increased basic and diluted loss per share by $0.86 net of tax, for the year ended December 31, 2024.

Impairment of Long-Lived Assets. We review our property, plant, and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Indicators of impairment may include, but are not limited to, declining operating performance, adverse changes in market conditions, regulatory developments, or planned asset dispositions.

When an indicator of impairment is identified, we perform a recoverability test by comparing the undiscounted future cash flows expected to be generated by the asset group to its carrying amount. If the carrying amount exceeds the undiscounted cash flows, we recognize an impairment loss equal to the excess of the carrying amount over the asset’s fair value. Fair value is typically estimated using a combination of market prices (if available), appraisals, or discounted cash flow analyses. The determination of fair value involves significant management judgment, including assumptions about future revenue growth, operating costs, asset utilization, and discount rates.

During the year ended December 31, 2024, management determined that the market conditions for used revenue equipment had deteriorated since its peak in 2022. This decline in market conditions prompted the requirement for a recoverability test and subsequent impairment charge against certain asset groups of used trucks and trailers. Management tested all applicable asset groups and determined certain asset groups of used trucks and trailers to be impaired beyond their carrying value. The impairment of these asset groups resulted in an impairment loss of approximately $6.4 million, or $0.22 loss per share, net of tax, during the year ended December 31, 2024.

If our business is negatively impacted by prolonged economic downturns, the market for used equipment may decline and our ability to generate cash from the utilization of our equipment could decrease, necessitating future impairment charges. Conversely, an improvement in market conditions or operational performance may reduce the likelihood of future impairments.

Management will continue to monitor our property, plant, and equipment and other long-lived assets for impairment as necessary. Additional impairment charges, if any, could have a material impact on our financial position and results of operations.

Claims accruals. The Company is self-insured for health and workers' compensation benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred but not reported (IBNR) claims. IBNR claims are estimated using historical lag information and other data either provided by outside claims administrators or developed internally. Actual claims payments may differ from management’s estimates as a result of a number of factors, including evaluation of severity, increases in legal or medical costs, and other case-specific factors. The actual claims payments are charged against the Company’s recorded accrued claims liabilities and have been historically reasonable with respect to the estimates of the liabilities made under the Company’s methodology. However, the estimation process is generally subjective, and to the extent that future actual results materially differ from original estimates made by management, adjustments to recorded accruals may be necessary which could have a material effect on the Company’s consolidated financial statements. Based upon our 2024 health and workers' compensation expenses, a 10% increase in both claims incurred and IBNR claims would increase our annual health and workers' compensation expenses by approximately $0.9 million.

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

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities decreased from $43.2 million at December 31, 2023 to $42.6 million at December 31, 2024. The decrease resulted from the sales of marketable equity securities approximating $3.7 million offset by an increase in the market value of the portfolio by approximately $3.1 million. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $4.3 million. For additional information with respect to the marketable equity securities, see “Item 8. Financial Statements and Supplementary Data, Note 4 to the Consolidated Financial Statements – Marketable Equity Securities.”

Interest Rate Risk

Our line of credit bears interest at a floating rate equal to Term SOFR plus a fixed percentage. Accordingly, changes in Term SOFR, which are affected by changes in interest rates, will affect the interest rate on, and therefore our costs under, the line of credit. Assuming $12.0 million of variable rate debt was outstanding under our line of credit for a full fiscal year, a hypothetical 100 basis point increase in Term SOFR would result in approximately $120,000 of additional interest expense.

Commodity Price Risk

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our 2024 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by approximately $6.4 million.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk related to the activities of our branch office located in Mexico. Currently, we do not hedge our exchange rate exposure through any currency forward contracts, currency options, or currency swaps as all of our revenues, and substantially all of our expenses and capital expenditures are transacted in U.S. dollars. However, certain operating expenditures and capital purchases related to our Mexico branch office are incurred within or exposed to fluctuations in the exchange rate between the U.S. dollar and the Mexican peso. Based on 2024 expenditures denominated in pesos, a 10% decrease in the exchange rate would increase our annual operating expenses by approximately $0.9 million. Foreign currency exchange rates did not have a material impact to our financial condition, results of operations or cash flows for the years ended December 31, 2024 or 2023.

Item 8. Financial Statements and Supplementary Data.

The following statements are filed with this report:

Report of Independent Registered Public Accounting Firm – Grant Thornton LLP (PCAOB ID Number 248)

Consolidated Balance Sheets - December 31, 2024 and 2023

Consolidated Statements of Operations - Years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Comprehensive Income - Years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flows - Years ended December 31, 2024, 2023 and 2022

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

PAMT CORP

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of PAMT CORP (formerly known as P.A.M. Transportation Services, Inc) (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 12, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Tulsa, Oklahoma

March 12, 2025

PAMT CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2024 AND 2023

(in thousands, except share and per share data)

	2024	2023
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$68,060	$100,614
Accounts receivable—net:
Trade, less current estimated credit loss of $6,636 and $7,717, respectively	79,967	80,604
Other	4,854	7,203
Inventories	2,433	2,321
Prepaid expenses and deposits	11,555	13,213
Marketable equity securities	42,620	43,203
Income taxes refundable	2,281	3,883

Total current assets	211,770	251,041

PROPERTY AND EQUIPMENT:
Land	30,426	23,078
Structures and improvements	53,620	43,552
Revenue equipment	733,181	689,173
Office furniture and equipment	19,263	15,328

Total property and equipment	836,490	771,131

Accumulated depreciation	(309,272)	(266,412)

Net property and equipment	527,218	504,719

OTHER ASSETS	2,666	4,697

TOTAL ASSETS	$741,654	$760,457

(Continued)

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2024 AND 2023

(in thousands, except share and per share data)

	2024	2023
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$31,198	$62,652
Accrued expenses and other liabilities	14,569	16,799
Current maturities of long-term debt	73,017	57,645

Total current liabilities	118,784	137,096

Long-term debt—less current portion	252,565	204,064
Deferred income taxes	92,547	104,331
Other long-term liabilities	250	750

Total liabilities	464,146	446,241

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-

Common stock, $.01 par value, 100,000,000 and 50,000,000 shares authorized; 22,364,120 and 22,317,671 shares issued; 21,782,534 and 22,021,341 shares outstanding at December 31, 2024 and 2023, respectively	224	223
Additional paid-in capital	41,171	40,825
Accumulated Other Comprehensive Income	-	-
Treasury stock, at cost; 581,586 and 296,330 shares at December 31, 2024 and 2023, respectively	(13,996)	(8,736)
Retained earnings	250,109	281,904

Total stockholders’ equity	277,508	314,216

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$741,654	$760,457

(Concluded)

See notes to consolidated financial statements.

PAMT CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

(in thousands, except per share data)

	2024	2023	2022
OPERATING REVENUES:
Revenue, before fuel surcharge	$629,015	$706,114	$818,751
Fuel surcharge	85,631	104,693	128,111

Total operating revenues	714,646	810,807	946,862

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	174,491	186,223	181,918
Operating supplies and expenses	136,975	160,527	166,005
Rents and purchased transportation	289,393	315,647	364,971
Depreciation	99,264	64,605	62,806
Impairment Loss	6,406	-	-
Insurance and claims	19,778	30,769	32,516
Other	24,338	23,769	18,128
Loss (gain) on disposition of equipment	766	(1,043)	(3,250)

Total operating expenses and costs	751,411	780,497	823,094

OPERATING (LOSS) INCOME	(36,765)	30,310	123,768

NON-OPERATING INCOME	8,459	7,446	3,168
INTEREST EXPENSE	(13,240)	(9,177)	(7,929)

(LOSS) INCOME BEFORE INCOME TAXES	(41,546)	28,579	119,007

FEDERAL & STATE INCOME TAX (BENEFIT) EXPENSE:
Current	2,034	7,277	13,794
Deferred	(11,785)	2,886	14,541

Total federal & state income tax (benefit) expense	(9,751)	10,163	28,335

NET (LOSS) INCOME	$(31,795)	$18,416	$90,672

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(1.45)	$0.83	$4.08
Diluted	$(1.45)	$0.83	$4.04

AVERAGE COMMON SHARES OUTSTANDING:
Basic	21,878	22,056	22,246
Diluted	21,878	22,197	22,436

See notes to consolidated financial statements.

PAMT CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

(in thousands, except per share data)

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

BALANCE— January 1, 2022	22,348	$234	$84,472	$(169,946)	$301,350	$216,110

Net income					90,672	90,672
Stock Split		112	(111)			1
Restricted stock issued	29
Treasury stock repurchases	(211)			(7,000)		(7,000)
Treasury stock retired		(123)	(44,289)	172,946	(128,534)
Restricted stock net settlement			(315)			(315)
Share-based compensation			715			715

BALANCE— December 31, 2022	22,166	$223	$40,472	$(4,000)	$263,488	$300,183

Net income					18,416	18,416
Restricted stock issued	24
Treasury stock repurchases	(169)			(4,736)		(4,736)
Restricted stock net settlement			(199)			(199)
Share-based compensation			552			552

BALANCE— December 31, 2023	22,021	$223	$40,825	$(8,736)	$281,904	$314,216

Net loss					(31,795)	(31,795)
Restricted stock issued	47	1	(1)
Treasury stock repurchases	(285)			(5,260)		(5,260)
Restricted stock net settlement			(376)			(376)
Share-based compensation			723			723

BALANCE— December 31, 2024	21,783	$224	$41,171	$(13,996)	$250,109	$277,508

See notes to consolidated financial statements.

PAMT CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

(in thousands)

	2024	2023	2022
OPERATING ACTIVITIES:
Net (loss) income	$(31,795)	$18,416	$90,672
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	99,264	64,605	62,806
Impairment Loss	6,406	-	-
Bad debt expense	3,074	2,396	917
Stock compensation—net of excess tax benefits	723	553	715
Provision for deferred income tax (benefit) expense	(11,785)	2,886	14,541
Recognized (gain) on marketable equity securities	(3,079)	(1,618)	(1,129)
Loss (gain) on sale or disposal of equipment	766	(1,043)	(3,250)
Changes in operating assets and liabilities:
Accounts receivable	(86)	50,798	(2,152)
Prepaid expenses, deposits, inventories, and other assets	3,463	2,538	(7,257)
Income taxes refundable	1,602	1,768	(5,373)
Income taxes payable	-	-	(4,364)
Trade accounts payable	(6,520)	(10,980)	2,198
Accrued expenses and other liabilities	(2,992)	(15,742)	20,491
Net cash provided by operating activities	59,041	114,577	168,815

INVESTING ACTIVITIES:
Purchases of property and equipment	(140,759)	(34,060)	(63,961)
Purchase of a business, net of cash acquired	-	-	(65,797)
Proceeds from disposition of equipment	36,910	22,622	17,406
Sales of marketable equity securities	3,662	143	-
Purchases of marketable equity securities, net of return of capital	-	-	(1,175)
Net cash used by investing activities	(100,187)	(11,295)	(113,527)

FINANCING ACTIVITIES:
Borrowings under line of credit	750,912	879,191	945,610
Repayments under line of credit	(750,912)	(879,191)	(945,610)
Borrowings of long-term debt	80,678	-	74,925
Repayments of long-term debt	(66,827)	(71,105)	(67,335)
Borrowings under margin account	-	46	1,229
Repayments under margin account	-	(960)	(1,529)
Repurchases of treasury stock	(5,259)	(4,736)	(7,000)
Net cash provided (used) by financing activities	8,592	(76,755)	290

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(32,554)	26,527	55,578

CASH AND CASH EQUIVALENTS—Beginning of year	100,614	74,087	18,509
CASH AND CASH EQUIVALENTS—End of year	$68,060	$100,614	$74,087

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid during the period for:
Interest	$13,494	$9,762	$7,842
Income taxes	$674	$5,510	$23,243

NON-CASH INVESTING AND FINANCING ACTIVITIES—
Purchases of revenue equipment included in accounts payable	$214	$25,147	$431

See notes to consolidated financial statements.

PAMT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

1.	ACCOUNTING POLICIES

Description of Business and Principles of Consolidation– PAMT CORP (the “Company”), through its subsidiaries, operates as a truckload transportation and logistics company.

The consolidated financial statements include the accounts of the Company and its wholly-owned operating subsidiaries: P.A.M. Transport, Inc., P.A.M. Cartage Carriers, LLC, Met Express, Inc., Choctaw Brokerage, Inc., Costar Equipment, Inc., Costar Real Estate Holdings, Inc., Costar Management, Inc., Select CDL Driving School, Inc., Overdrive Leasing, LLC, Choctaw Express, LLC, Decker Transport Co., LLC, T.T.X., LLC, Transcend Logistics, Inc., Unmoored Realty, LLC and East Coast Transport and Logistics, LLC. The following subsidiaries were inactive during all periods presented: P.A.M. International, Inc., S & L Logistics, Inc., P.A.M. Mexico Holdings, LLC and PAMEX, LLC.

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

Bank Overdrafts– The Company classifies bank overdrafts in current liabilities as accounts payable. Bank overdrafts generally represent checks written in excess of available cash that have not yet cleared the Company’s bank accounts. The majority of the Company’s bank accounts are zero balance accounts that are funded at the time items clear against the account by drawings against a line of credit; therefore, the outstanding checks represent bank overdrafts. Because the recipients of these checks have generally not yet received payment, the Company continues to classify bank overdrafts as accounts payable. Bank overdrafts are classified as changes in accounts payable in the cash flows from operating activities section of the Company’s Consolidated Statement of Cash Flows. There were no bank overdrafts as of December 31, 2024 or 2023.

Accounts Receivable Other– The components of accounts receivable other consist primarily of amounts representing maintenance chargebacks, company driver advances, independent contractor advances, and equipment manufacturer warranties. Maintenance chargebacks from our equipment partners were approximately $1,300,000 and $2,100,000 as of December 31, 2024 and December 31, 2023, respectively. Accounts receivable from independent contractors as of December 31, 2024 and 2023, were approximately $881,000 and $768,000, respectively. Independent contractors are allowed to purchase items such as fuel, repairs and tolls on Company accounts in order to share in favorable pricing negotiated by the Company. Advances receivable from company drivers as of December 31, 2024 and 2023, were approximately $20,000 and $182,000, respectively. Independent contractors and trip lease carriers are allowed to receive advances for a portion of the revenue that they expect to receive for loads that they transport for the Company.

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

Management determined that the market conditions for used revenue equipment had deteriorated since its peak in 2022. This decline in market conditions prompted the requirement for a recoverability test. Asset groups were formed based on year and model of the revenue equipment and whether those groups were acquired used or new. Management tested all applicable asset groups and determined specific asset groups of trucks and trailers to be impaired beyond their carrying value. The impairment of these asset groups resulted in an impairment loss of approximately $6.4 million, or $0.22 loss per share, net of tax, during the year ended December 31, 2024. No impairment loss was incurred during the year ended December 31, 2023.

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

Asset Class	Estimated Asset Life (years)

Service vehicles	3	-	5
Office furniture and equipment	3	-	10
Revenue equipment	3	-	9
Structures and improvements	5	-	40

The Company’s management periodically evaluates whether changes to estimated useful lives and/or salvage values are necessary to ensure its estimates accurately reflect the economic use of the assets. During the 2024 evaluation, management conducted a review of its revenue equipment and determined it necessary to adjust the estimated useful lives and salvage values of trucks and trailers to reflect the current market conditions more accurately. As a result, during the year ended December 31, 2024, the Company reduced the estimated useful lives of its trailer equipment and lowered the estimated salvage values of revenue equipment to better reflect their expected residual values at the end of their service periods.

In accordance with ASC 250-10-45-17, this change is considered a change in accounting estimate and has been applied prospectively during the year ended December 31, 2024. The effect of this change increased depreciation expense by $24.7 million and increased basic and diluted loss per share by $0.86 net of tax, for the year ended December 31, 2024.

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

Advertising Expense– Advertising costs are expensed as incurred and totaled approximately $1,359,000, $2,014,000 and $2,101,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2024 and 2023, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

Revenue Recognition– Revenue is recognized over time as the freight progresses towards its destination and the transportation service obligation is fulfilled. For loads picked up during the reporting period, but delivered in a subsequent reporting period, revenue is allocated to each period based on the transit time in each period as a percentage of total transit time. The contract asset, or the amount of remaining performance obligation relating to loads in process at the end of each reporting period, was $2.3 million and $1.9 million for the years ended December 31, 2024 and 2023, respectively. Recorded contract assets are included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accrued expenses and other liabilities line items for the estimated expenses on these same in-process loads. The Company had no contract liabilities associated with our operations as of December 31, 2024 and 2023.

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

Reportable Segments– The operations of the Company and its subsidiaries are all in the motor carrier segment and are aggregated into a single reporting segment in accordance with the aggregation criteria under Generally Accepted Accounting Principles (“GAAP”). The operations of these subsidiaries can generally be classified into either truckload services or brokerage and logistics services. The Company has carefully considered the segment reporting requirements under ASC 280 for the year-ended December 31, 2024. Both our truckload operations and our brokerage/logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. Based on the Company’s segment identification, interpretation of the aggregation criteria outlined in ASC 280-10-50-11, and the similar qualitative and quantitative economic characteristics of the Company’s operating segments, the operations of the Company is aggregated into a single motor carrier segment.

The Company’s chief operating decision maker, the Chief Executive Officer, utilizes the metrics of net income and operating ratio to evaluate company performance and in competitive analysis when comparing to competing companies. The accounting policies of the motor carrier segment are the same as those described in the summary of accounting policies found in this report. For purposes of this report, net income reflects the profitability of our operations by calculating the total earnings after deducting operating expenses, interest expense, income taxes and any other applicable costs from total revenue. The measure of net income is reported on the consolidated statement of operations as consolidated net (loss) income. Operating ratio is the measure of our efficiency in managing operating expenses relative to revenue generation. It is calculated as total operating expenses as a percentage of total operating revenue.

The Company provides truckload transportation services as well as brokerage and logistics services to customers throughout the United States and portions of Canada and Mexico. Truckload transportation services revenues, excluding fuel surcharges, represented 67.1%, 65.3% and 66.1% of total revenues, excluding fuel surcharges, for the twelve months ended December 31, 2024, 2023 and 2022, respectively. Remaining revenues, excluding fuel surcharges, for each respective year were generated by brokerage and logistics services.

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

Business Combinations– The purchase price of an acquired business, or the purchase of substantially all of the assets of a business, is allocated to the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The calculation of the fair value of assets acquired, liabilities assumed and the potential value of any intangible assets involves many factors, some of which require estimates and judgement. In certain cases, valuation specialists may be engaged to assist in the determination of the fair value calculations. During 2023 and 2024, the company did not engage with any valuation specialists.

Recent Accounting Pronouncements– In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). ASU 2023-07 expands disclosures related to a public entity's reportable segment and requires more enhanced information about significant segment expenses, including in interim periods. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, using a retrospective approach. The company has considered the applicability of ASU 2023-07 and has adopted all applicable disclosures within this report to be in compliance with the ASU. The Company will adopt all applicable disclosures for future interim and annual reports. ASU 2023-07 had no material impact on the Company’s financial condition, results of operations, or cash flows.

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

In November 2024, the FASB issued Accounting Standards Update, (“ASU”) No. 2024-03, (“ASU 2024-03”), Disaggregation of Income Statement Expenses. ASU 2024-03 was issued to enhance the transparency of financial reporting by requiring public business entities to provide more detailed disclosures about certain operating expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company has evaluated the new guidance and does not expect it to have a material impact on its financial condition, results of operations, or cash flows.

The Company considered the applicability and impact of the above-referenced ASU’s and all other accounting standard updates issued by the Financial Accounting Standards Board to the Accounting Standards Codification ("ASC") and determined there are not any ASUs that have not already been adopted which require significant consideration for disclosure as of December 31, 2024.

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

Revenue is recognized over time as the freight progresses towards its destination and the transportation service obligation is fulfilled. For loads picked up during the reporting period, but delivered in a subsequent reporting period, revenue is allocated to each period based on the transit time in each period as a percentage of total transit time. The contract asset, or the amount of remaining performance obligation relating to loads in process at the end of each reporting period, is recorded and included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accrued expenses and other liabilities line items for the estimated expenses on these same in-process loads.

The Company recognizes operating lease revenue from leasing tractors and related equipment to third parties, including independent contractors. Operating lease revenue from rental operations is recognized in revenue as it is earned. Upon lease termination, losses may be incurred in the recovery of leased equipment which are recognized as an expense in the period in which they are incurred.

3.	TRADE ACCOUNTS RECEIVABLE

The Company's receivables result primarily from the sale of transportation and logistics services. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Accounts receivable, which consist of both billed and unbilled receivables, are presented net of current estimated credit losses. Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectability. Accounts receivable balances consist of the following components as of December 31, 2024 and 2023:

	2024	2023
	(in thousands)

Billed	$78,521	$75,653
Unbilled	8,082	12,668
Current estimated credit losses	(6,636)	(7,717)

Total accounts receivable—net	$79,967	$80,604

An analysis of changes in current estimated credit losses for the years ended December 31, 2024, 2023, and 2022 follows:

	2024	2023	2022
	(in thousands)

Balance—beginning of year	$7,717	$5,381	$4,526
Provision for bad debts	3,074	2,396	917
Charge-offs	(4,155)	(60)	(62)
Recoveries	-	-	-

Balance—end of year	$6,636	$7,717	$5,381

4.	MARKETABLE EQUITY SECURITIES

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

The following table sets forth cost, market value and unrealized gain on equity securities classified as available-for-sale as of December 31, 2024 and 2023.

	2024	2023
	(in thousands)
Available-for-sale securities:
Fair market value	$42,620	$43,203
Cost	27,094	30,294
Unrealized gain	$15,526	$12,909

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of December 31, 2024 and 2023.

	2024	2023
	(in thousands)
Available-for-sale securities:
Gross unrealized gains	$17,215	$15,539
Gross unrealized losses	1,689	2,630
Net unrealized gains	$15,526	$12,909

For the years ended December 31, 2024, 2023 and 2022, the Company recognized dividends of approximately $1,443,000, $1,557,000 and $1,539,000 in non-operating income in its consolidated statements of operations, respectively.

The following table shows the Company’s net realized (losses) gains during 2024, 2023 and 2022 on certain marketable equity securities.

	2024	2023	2022
	(in thousands)
Realized (losses) gains:
Sale proceeds	$3,662	$343	$-
Cost of securities sold	3,213	255	-

Realized (losses) / gains	$449	$88	$-

At December 31, 2024, the Company’s investments’ approximate fair value of securities in a loss position and related gross unrealized losses were $6,584,000 and $1,689,000, respectively. At December 31, 2023, the Company’s investments’ approximate fair value of securities in a loss position and related gross unrealized losses were $8,099,000 and $2,630,000, respectively.

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. At December 31, 2024 and December 31, 2023, the Company had no outstanding borrowings under its margin account.

5.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at December 31 are summarized as follows:

	2024	2023
	(in thousands)

Payroll	$3,779	$3,105
Accrued vacation	-	1,050
Taxes—other than income	3,223	3,189
Interest	557	302
Driver escrows	1,392	907
Margin account borrowings	-	-
Self-insurance claims and legal reserves	5,095	7,417
Current portion of Right-of-Use liability	-	114
Other liabilities	523	715

Total accrued expenses and other liabilities	$14,569	$16,799

The Company’s accounts payable as of December 31, 2024 is $31,198,000, which includes $214,000 in payables for purchases of revenue equipment. The Company’s accounts payable as of December 31, 2023 was $62,652,000, which included $25,147,000 in payables for purchases of revenue equipment.

6.	CLAIMS LIABILITIES

The Company maintains cargo insurance coverage to protect it from certain business risks. This policy has a per occurrence deductible of $25,000.

Since September 1, 2020, the Company has been self-insured for certain layers of auto liability claims in excess of $2.0 million. The Company specifically reserves for claims that are expected to exceed $2.0 million when fully developed, based on the facts and circumstances of those claims.

The Company has self-insurance status for workers’ compensation coverage in Arkansas, Florida, Ohio, Oklahoma, and Mississippi with a $0.5 million self-insured retention and a $0.5 million per occurrence excess policy. The Company has chosen to opt out of workers’ compensation coverage in Texas and is providing coverage through the P.A.M. Texas Injury Plan which covers claims in excess of $1.0 million up to $10 million. The Company has accrued for estimated losses to pay such claims as well as claims incurred but not yet reported. The Company has not experienced any adverse trends involving differences in claims experienced versus claims estimates for workers’ compensation claims. The Company self-insures for employee health claims with a stop loss of $0.4 million per covered employee per year and estimates its liability for claims outstanding and claims incurred but not reported. See Note 5 – Accrued Expenses and Other Liabilities for additional information regarding self-insurance claims liabilities.

7.	LONG-TERM DEBT

Long-term debt at December 31, consists of the following:

	2024	2023
	(in thousands)
Line of credit with a bank—due July 1, 2027, and collateralized by accounts receivable (1)	-	-
Equipment financing (2)	287,799	219,033
Real estate financing (3)	37,783	42,676
Total long-term debt	325,582	261,709
Less current maturities	(73,017)	(57,645)

Long-term debt—net of current maturities	$252,565	$204,064

(1)

Line of credit agreement with a bank provides for maximum borrowings of $60.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of Term SOFR as of the first day of the month plus 1.85%, (6.42% at December 31, 2024) and are secured by our trade accounts receivable. An “unused fee” of 0.25% is charged if average daily borrowings are less than $18.0 million in a given month. Monthly payments of interest are required under this agreement. Also, under the terms of the agreement the Company is required to maintain a minimum level of financial stability by meeting various metrics as defined in the debt covenants. The Company was in compliance with all provisions under this agreement throughout 2024. At December 31, 2024, we had no outstanding borrowings against the line of credit and approximately $0.2 million of outstanding letters of credit, with availability to borrow $59.8 million. At December 31, 2023, outstanding advances on the line were approximately $0.1 million, including letters of credit totaling $0.1 million.

(2)

Equipment financings consist of installment obligations for revenue equipment purchases, payable in various monthly installments with various maturity dates through November 2031, at a weighted average interest rate of 5.00% as of December 31, 2024 and collateralized by revenue equipment.

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

The Company has provided letters of credit to third parties totaling approximately $200,000 and $100,000 at December 31, 2024 and December 31, 2023, respectively. The letter is held by the third party to assist such party in collection of any amounts due by the Company should the Company default in its commitments to the party.

Scheduled annual maturities on long-term debt outstanding at December 31, 2024, are:

2025	$73,017
2026	60,005
2027	59,104
2028	44,424
2029	46,074
Thereafter	42,958

Total	$325,582

8.	NONCASH INVESTING AND FINANCING ACTIVITIES

The Company financed approximately $50.0 million, $68.5 million, and $22.2 million in equipment purchases during 2024, 2023 and 2022, respectively, utilizing noncash financing.

9.	CAPITAL STOCK

The Company's authorized capital stock consists of 100,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. On October 31, 2024, the Company’s shareholders approved an increase in the authorized shares of common stock from 50,000,000 to 100,000,000 shares. At December 31, 2024, there were 22,364,120 shares of our common stock issued and 21,782,534 shares outstanding. At December 31, 2023, there were 22,317,671 shares of our common stock issued and 22,021,341 shares outstanding. No shares of our preferred stock were issued or outstanding at December 31, 2024 or 2023.

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

Preferred Stock

Preferred stock may be issued from time to time by our Board of Directors, without stockholder approval, in such series and with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or other provisions, as may be fixed by the Board of Directors in the resolution authorizing their issuance. The issuance of preferred stock by the Board of Directors could adversely affect the rights of holders of shares of common stock; for example, the issuance of preferred stock could result in a class of securities outstanding that would have certain preferences with respect to dividends and in liquidation over the common stock, and that could result in a dilution of the voting rights, net income per share and net book value of the common stock. As of December 31, 2024, we have no agreements or understandings for the issuance of any shares of preferred stock.

Treasury Stock

The Company’s stock repurchase program has been extended and expanded several times, most recently in July 2023, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. The Company repurchased 1,050 shares and 169,093 shares of its common stock under this program during 2024 and 2023, respectively. As of December 31, 2024, there remain 474,016 shares of common stock authorized under this plan.

On April 24, 2024, the Company commenced a tender offer to repurchase up to 550,000 shares of the Company’s outstanding common stock at a price of not greater than $18.00 nor less than $15.50 per share. Following the expiration of the tender offer on May 22, 2024, the Company accepted 284,206 shares of its common stock for purchase at $18.00 per share, at an aggregate purchase price of approximately $5.1 million, excluding fees and expenses related to the offer. The Company funded the purchase of the accepted shares tendered with available cash and accounted for the repurchase of these shares as treasury stock on the Company’s condensed consolidated balance sheet as of December 31, 2024.

The Company accounts for Treasury stock using the cost method, and as of December 31, 2024, 581,586 shares were held in the treasury at an aggregate cost of approximately $13,996,000.

10.	SEGMENT INFORMATION, SIGNIFICANT CUSTOMERS, INDUSTRY CONCENTRATION AND GEOGRAPHIC AREAS

The Company's revenues for 2024, 2023 and 2022 were all generated from operations in the motor carrier segment and are aggregated into a single reporting segment in accordance with the aggregation criteria under GAAP. Both our truckload operations and our brokerage/logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. Based on the Company’s segment identification, interpretation of the aggregation criteria outlined in ASC 280-10-50-11, and the similar qualitative and quantitative economic characteristics of the Company’s operating segments, the operations of the Company is aggregated into a single motor carrier segment. The Company’s chief operating decision maker, the Chief Executive Officer, utilizes the metrics of net income and operating ratio to evaluate company performance and in competitive analysis when comparing to competing companies. The accounting policies of the motor carrier segment are the same as those described in the summary of accounting policies found in this report.

The table below presents revenue dollars and percentages by geographic area:

	Year Ended December 31,
	2024		2023		2022
	(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent
United States - domestic shipments	$448,137	62.1	$512,552	63.2	$629,921	66.5
Shipments to or from Mexico	265,386	37.7	296,696	36.6	313,885	33.2
Shipments to or from Canada	1,123	0.2	1,559	0.2	3,056	0.3

Total	$714,646	100%	$810,807	100%	$946,862	100%

Our five largest customers, for which we provide carrier services covering a number of geographic locations, accounted for approximately 39%, 34% and 39% of our total revenues in 2024, 2023 and 2022, respectively. General Motors Company accounted for approximately 12%, 12% and 13% of our revenues in 2024, 2023 and 2022, respectively.

We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. Approximately 32%, 30% and 31% of our revenues were derived from transportation services provided to the automobile industry during 2024, 2023 and 2022, respectively.

Accounts receivable from the three largest customers totaled approximately $25,384,000 and $24,665,000 at December 31, 2024 and 2023, respectively.

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

Significant components of the Company’s deferred tax liabilities and assets at December 31 are as follows:

	2024	2023
	(in thousands)

Deferred tax liabilities:
Property and equipment	$89,960	$101,623
Unrealized gains on securities	3,987	3,282
Prepaid expenses and other	2,880	3,303

Total deferred tax liabilities	96,827	108,208

Deferred tax assets:
Current expected credit losses	1,708	1,986
Compensated absences	-	168
Self-insurance allowances	1,063	1,674
Interest	1,509	-
Other	-	49

Total deferred tax assets	4,280	3,877

Net deferred tax liability	$92,547	$104,331

The reconciliation between the effective income tax rate and the statutory Federal income tax rate for the years ended December 31, 2024, 2023 and 2022 is presented in the following table:

	2024		2023		2022
	(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent

Federal income tax at statutory rate	$(8,725)	21.0	$6,002	21.0	$24,991	21.0
Nondeductible per diem and meals	247	(0.6)	371	1.3	-	-
State income taxes/other, net	(1,273)	3.1	3,790	13.3	3,344	2.8

Total income tax expense	$(9,751)	23.5	$10,163	35.6	$28,335	23.8

The provision (benefit) for income taxes consisted of the following:

	2024	2023	2022
	(in thousands)
Current:
Federal	$945	$4,697	$10,673
State	1,089	2,580	3,121
Total current income tax provision	2,034	7,277	13,794
Deferred:
Federal	(9,248)	944	12,920
State	(2,537)	1,942	1,621
Total deferred income tax provision	(11,785)	2,886	14,541

Total income tax provision expense	$(9,751)	$10,163	$28,335

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2024 and 2023, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of December 31, 2024, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During 2024 and 2023, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which the Company operates generally provide for a deficiency assessment statute of limitation period of three years, and as a result, the Company’s tax years 2021 and forward remain open to examination in those jurisdictions.

13.	STOCK-BASED COMPENSATION

The Company maintains a stock incentive plan under which incentive and nonqualified stock options and other stock awards may be granted. On February 15, 2024, the Company’s Board of Directors adopted, and on October 31, 2024, our shareholders approved, the 2024 Equity Incentive Plan (the “2024 Plan”). Under the 2024 Plan, 1,600,000 shares are reserved for the issuance of stock awards to employees, officers, directors, consultants and advisors of the Company. The stock option exercise price and the restricted stock purchase price under the 2024 Plan shall not be less than 100% of the fair market value of the Company’s common stock on the date the award is granted. The fair market value is determined by the closing price of the Company’s common stock, on its primary exchange, on the same date that the option or award is granted.
As of December 31, 2024, the company did not grant any shares of its common stock under the 2024 Plan.

Prior to the 2024 Plan, the Company maintained a stock incentive plan (the “Plan”) under which incentive and nonqualified stock options and other stock awards could be granted. On March 13, 2014, the Company’s Board of Directors adopted, and on May 29, 2014, our shareholders approved, the 2014 Amended and Restated Stock Option and Incentive Plan (the “Plan”) which amended and restated the Company’s 2006 Stock Option Plan. Under the Plan, 3,000,000 shares (as adjusted for the Company’s 2-for-1 forward split of its common stock paid in August 2021 and the Company’s 2-for-1 forward split of its common stock paid in March 2022) were reserved for the issuance of stock awards to directors, officers, key employees, and others. The stock option exercise price and the restricted stock purchase price under the 2014 Plan was not to be less than 85% of the fair market value of the Company’s common stock on the date the award is granted. The fair market value was determined by the closing price of the Company’s common stock, on its primary exchange, on the same date that the option or award was granted. This Plan expired on March 13, 2024, and no further grants may be made under the Plan. All outstanding unvested awards granted under the Plan, however, remain subject to the terms and conditions of the Plan.

During May 2024, the Company issued 2,130 shares of common stock to non-employee directors. These shares had a grant date fair value of $17.60 per share, based on the closing price of the Company’s stock on the date of issuance. These shares are not registered under the Securities Act of 1933 and are subject restrictions on transfer under the requirements of such act and the rules and regulations thereunder.

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

During 2024, 2023 and 2022, there were no grants of stock options and there were no outstanding stock options at December 31, 2024 or December 31, 2023. At December 31, 2024, approximately 1,600,000 shares were available for granting future options or restricted stock under the recently approved 2024 Equity Incentive Plan.

The grant date fair value of stock and stock options vested during 2024, 2023 and 2022 was approximately $928,000, $576,000 and $392,000, respectively. Total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits was approximately $723,000 during 2024 and includes approximately $37,000 recognized as a result of the grant of a total of 2,130 shares of stock to four non-employee directors during the second quarter of 2024. The Company recognized a total income tax benefit of approximately $170,000 related to stock-based compensation expense during 2024. The recognition of stock-based compensation expense decreased diluted earnings per common share by $0.02 and basic earnings per common share by approximately $0.02 during 2024. As of December 31, 2024, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1,315,000 which is being amortized over the remaining vesting period. As a result, the Company expects to recognize the following approximate amounts of additional compensation expense related to unvested restricted stock awards during each of the years indicated:

2025	$717,000
2026	$465,000
2027	$133,000
2028	-
2029	-

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

There were no options granted during 2024, 2023, or 2022.

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2024 and changes during the year ended December 31, 2024, is presented below:

	Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested—January 1, 2024	198,859	$14.07
Granted	2,130	17.60
Canceled/forfeited/expired	(4,383)	30.65
Vested	(68,015)	13.64
Nonvested—December 31, 2024:	128,591	$13.79

14.	EARNINGS PER SHARE

Basic (loss) earnings per common share was computed by dividing net (loss) income by the weighted average number of shares outstanding (on a stock split adjusted basis) during the period. Diluted (loss) earnings per common share was calculated as follows:

	For the Year Ended December 31,
	2024	2023	2022
	(in thousands, except per share data)

Net (loss) income	$(31,795)	$18,416	$90,672

Basic weighted average common shares outstanding(1)	21,878	22,056	22,246
Dilutive effect of common stock equivalents	-	141	190

Diluted weighted average common shares outstanding(1)	21,878	22,197	22,436

Basic (loss) earnings per share	$(1.45)	$0.83	$4.08

Diluted (loss) earnings per share	$(1.45)	$0.83	$4.04

(1)	As adjusted for the Company’s 2-for-1 forward stock splits paid in March 2022.

15.	BENEFIT PLAN

The Company sponsors a benefit plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deductible contributions to the plan. The plan provides for employer matching contributions of 50% of each participant’s voluntary contribution up to 3% of the participant’s compensation and vests at the rate of 20% each year until fully vested after five years. Total employer matching contributions to the plan were approximately $288,000, $245,000 and $212,000 in 2024, 2023 and 2022, respectively.

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

Right-of-Use Leases

The Company was party to operating leases that included initial terms ranging from three to five years. The initial terms of these leases have expired, and the leases are now subject to terms not exceeding one year. In accordance with the provisions of ASC Topic 842, because all of our leased properties are currently subject to leases not exceeding one year, we do not recognize any right-of-use assets or corresponding operating lease liability as of December 31, 2024.

Cash Flows

No new right-of-use assets were recognized as non-cash asset additions that resulted from new operating lease liabilities during the years ended December 31, 2024 and December 31, 2023, respectively. Cash paid for amounts included in the present value of right-of-use lease liabilities was $0.1 and $0.3 million during the years ended December 31, 2024 and December 31, 2023, respectively, and is included in operating cash flows.

Cash Paid for Operating Leases

	Twelve Months Ended
	December 31,
	2024	2023
	(in thousands)
Right-of-Use leases	$114	$330
Short-term leases (1)	3,424	3,115
Total	$3,538	$3,445

(1)	Short-term lease cost includes leases with a term of twelve months or less and leases with options for early cancellation.

Lease Revenue

The Company has a lease-purchase program whereby we offer independent contractors the opportunity to lease a Company-owned truck. The terms associated with these leases require weekly lease payments over the term of the leases which range from 5 to 60 months. The cost and carrying amount of Company-owned trucks in this program at December 31, 2024 were approximately $67,440,000 and $37,932,000, respectively. The cost and carrying amount of the Company-owned trucks in this program at December 31, 2023 were approximately $57,790,000 and $32,595,000, respectively. Payments under this program are classified in the Company’s financial statements under the consolidated statement of operations category Revenue.

Leases in our lease-purchase program expire at various dates through 2027. Future minimum lease receipts related to these operating leases at December 31, 2024 and 2023 were approximately $21,111,000 and $14,268,000, respectively. Depreciation is calculated on a straight-line basis over the estimated useful life of the equipment, down to an estimated salvage value. In most cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed by the manufacturer. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal. During the year ended December 31, 2024, the Company incurred $8.5 million of depreciation expense for these assets.

The Company leases dock space to a related party at our Laredo, Texas terminal and warehouse and office space to an unrelated lessee at a second Laredo, Texas terminal. At December 31, 2024, the cost and carrying amount of the facilities leased were approximately $13,738,000 and $10,937,000, respectively. Future minimum lease receipts related to this operating lease at December 31, 2024 are approximately $67,750. See Note 19 – Related Party Transactions for additional information regarding the Company’s transactions with related persons.

The Company's operating lease revenue is disclosed in the table below.

	Twelve Months Ended December 31,
	2024	2023
	(in thousands)
Leased truck revenue (recorded in revenue, before fuel surcharge)	$9,961	$7,850
Leased building space revenue (recorded in non-operating income)	604	395
Total lease revenue	$10,565	$8,245

Lease Receivable

Future minimum operating lease payments receivable at December 31, 2024:

(in thousands)
2025	$12,372
2026	8,386
2027	353
2028 & Thereafter	-
Total future minimum lease payments receivable	$21,111

Lease Payments to Related Parties

Payments to related parties of $1,349,261 were made for real estate leases during 2024 which include maintenance facilities in one state and trailer drop yards in nine states. The leases are generally month to month leases with automatic monthly renewal provisions.

During 2024 the Company leased office, shop and parking spaces from various lessors, including a related party. The initial term for the majority of these leases is one year, with an option for early cancellation and an option to renew for subsequent one-month periods. These leases can be terminated by either party by providing notice to the other party of the intent to cancel or to not extend. Relatively short lease durations for these properties are intended to provide flexibility to the Company as changing operational needs and shifting opportunities often result in cancellation or non-renewal of these leases by the Company or the lessor. The minimum operating lease payable under these arrangements was approximately $111,000 as of December 31, 2024.

The Company leases office and shop facilities to a related party. At December 31, 2024, the cost and carrying amount of the facilities leased were approximately $13,738,000 and $10,936,000, respectively. Future minimum lease receipts related to this lease at December 31, 2024 were approximately $67,750.

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

At December 31, 2024 and 2023, the following items are measured at fair value on a recurring basis:

	2024				2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Marketable equity securities	$42,620	$42,620	-	-	$43,203	$43,203	-	-

During 2024 and 2023, there were no transfers of marketable securities between levels of fair value measurement.

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying values and estimated fair values of this other long-term debt at December 31, 2024 and 2023 are summarized as follows:

	2024		2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Long-term debt	$325,582	$319,210	$261,709	$251,352

The Company has not elected the fair value option for any of our financial instruments.

19.	RELATED PARTY TRANSACTIONS

In the normal course of business, transactions for transportation and repair services, equipment, property leases and other services are conducted between the Company and companies affiliated with our Chairman and controlling shareholders. The Company recognized approximately $13,319,000, $,321,000 and $1,363,000 in operating revenue and approximately $30,140,000, $27,286,000 and $21,438,000 in operating expenses in 2024, 2023, and 2022, respectively from related party transactions.

The Company purchased auto liability and workers’ compensation insurance through an insurance company affiliated with our Chairman and controlling shareholders. Premiums for auto liability coverage during 2024, 2023, and 2022 were approximately $14,404,000, $13,307,000, and $11,437,000, respectively. Premiums for workers’ compensation coverage during 2024, 2023, and 2022 were approximately $267,000, $298,000 and $338,000, respectively.

Amounts owed to the Company by these affiliates were approximately $3,724,000 and $1,809,000 at December 31, 2024 and 2023, respectively. Of the accounts receivable at December 31, 2024 and 2023, approximately $3,275,000 and $1,418,000 represent freight transportation and approximately $449,000 and $391,000 represent revenue resulting from other services performed for related parties. Amounts payable to affiliates at December 31, 2024 and 2023 were approximately $1,196,000 and $1,101,000 respectively.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

PAMT CORP

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of PAMT CORP (formerly known as P.A.M. Transportation Services, Inc) (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated March 12, 2025 expressed an unqualified opinion on those financial statements.

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

March 12, 2025

Item 9B. Other Information.

Not Applicable

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable

PART III

Portions of the information required by Part III of Form 10-K are, pursuant to General Instruction G-(3) of Form 10-K, incorporated by reference from our definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our fiscal year 2024.

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

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2024, information about compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans approved by Security Holders	128,592	-	1,600,000

Equity Compensation Plans not approved by Security Holders	-	-	-

Total	128,592	-	1,600,000

(1)	Consists of unvested shares of restricted stock, which do not require the payment of an exercise price.

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

Report of Independent Registered Public Accounting Firm - Grant Thornton LLP (PCAOB ID Number 248)
Consolidated Balance Sheets - December 31, 2024 and 2023
Consolidated Statements of Operations - Years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows - Years ended December 31, 2024, 2023 and 2022
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

2.2		Plan of Conversion (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on November 12, 2024)

3.1		Articles of Incorporation of PAMT CORP (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on November 12, 2024)

3.2		Bylaws of PAMT CORP (incorporated by reference to Exhibit 3.2 of Company’s Current Report on Form 8-K, filed on November 12, 2024)

4.1		Description of Capital Stock of the Registrant

10.1	(1)

Employment Agreement between the Registrant and Joseph A. Vitiritto, dated August 4, 2020 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 5, 2020)

10.2	(1)	Employment Agreement between the Registrant and Lance K. Stewart, dated July 7, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 13, 2023)

10.3	(1)	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 2, 2023)

10.4	(1)	2014 Amended and Restated Stock Option and Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 23, 2014)

10.5		2024 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (File No. 333-284383), filed on January 21, 2025)

10.6

Second Amended and Restated Loan Agreement, dated August 12, 2020 by and among P.A.M. Transport, Inc., First Horizon Bank (formerly First Tennessee Bank National Association) and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 6, 2020)

10.7

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

10.9

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

19.1	Insider Trading Policy of the Registrant

21.1	Subsidiaries of the Registrant

23.1	Consent of Grant Thornton LLP

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

97.1	Clawback Policy of the Registrant

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

PAMT CORP

Dated: March 12, 2025	By:	/s/ JOSEPH A. VITIRITTO
JOSEPH A. VITIRITTO
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 12, 2025	By:	/s/ MICHAEL D. BISHOP
MICHAEL D. BISHOP, Director

Dated: March 12, 2025	By:	/s/ FREDERICK P. CALDERONE
FREDERICK P. CALDERONE, Director

Dated: March 12, 2025	By:	/s/ W. SCOTT DAVIS
W. SCOTT DAVIS, Director

Dated: March 12, 2025	By:	/s/ EDWIN J. LUKAS
EDWIN J. LUKAS, Director

Dated: March 12, 2025	By:	/s/ FRANKLIN H. MCLARTY
FRANKLIN H. MCLARTY, Director

Dated: March 12, 2025	By:	/s/ H. PETE MONTAÑO
H. PETE MONTAÑO, Director

Dated: March 12, 2025	By:	/s/ MATTHEW T. MOROUN
MATTHEW J. MOROUN, Director

Dated: March 12, 2025	By:	/s/ MATTHEW T. MOROUN
MATTHEW T. MOROUN, Director and Chairman of the Board

Dated: March 12, 2025	By:	/s/ JOSEPH A. VITIRITTO
JOSEPH A. VITIRITTO
President and Chief Executive Officer
(principal executive officer)

Dated: March 12, 2025	By:	/s/ LANCE K. STEWART
LANCE K. STEWART
Vice President-Finance, Chief Financial Officer
and Treasurer
(principal financial and accounting officer)