Form 10-Q
period 2025-03-31
PAMT CORP
filed 2025-05-09
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                   Yes  ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 25, 2025
Common Stock, $.01 Par Value	21,793,158

PAMT CORP

Form 10-Q

For the Quarter Ended March 31, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PAMT CORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$57,072	$68,060
Accounts receivable-net:
Trade, less current estimated credit loss of $7,000 and $6,636, respectively	82,749	79,967
Other	6,281	4,854
Inventories	2,329	2,433
Prepaid expenses and deposits	10,456	11,555
Marketable equity securities	45,584	42,620
Income taxes refundable	-	2,281
Total current assets	204,471	211,770

Property and equipment:
Land	30,451	30,426
Structures and improvements	56,423	53,620
Revenue equipment	697,551	733,181
Office furniture and equipment	15,958	19,263
Total property and equipment	800,383	836,490
Accumulated depreciation	(294,879)	(309,272)
Net property and equipment	505,504	527,218

Other assets	2,666	2,666

TOTAL ASSETS	$712,641	$741,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,081	$31,198
Accrued expenses and other liabilities	15,067	14,569
Income tax payable	6,417	-
Current maturities of long-term debt	74,049	73,017
Total current liabilities	126,614	118,784

Long-term debt - less current portion	235,189	252,565
Deferred income taxes	81,243	92,547
Other long-term liabilities	-	250
Total liabilities	443,046	464,146
COMMITMENTS AND CONTINGENCIES (Note L)
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 22,372,244 and 22,364,120 shares issued; 21,790,658 and 21,782,534 shares outstanding at March 31, 2025 and December 31, 2024, respectively	224	224
Additional paid-in capital	41,400	41,171
Treasury stock, at cost; 581,586 shares at March 31, 2025 and December 31, 2024, respectively	(13,996)	(13,996)
Retained earnings	241,967	250,109
Total stockholders’ equity	269,595	277,508

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$712,641	$741,654

See notes to condensed consolidated financial statements.

PAMT CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
OPERATING REVENUES:
Revenue, before fuel surcharge	$136,701	$160,969
Fuel surcharge	18,641	21,623
Total operating revenues	155,342	182,592

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	40,814	44,063
Operating supplies and expenses	31,385	34,712
Rent and purchased transportation	62,973	73,279
Depreciation	22,595	18,935
Insurance and claims	4,781	4,861
Other	4,999	7,179
(Gain)/loss on sale or disposition of equipment	(3,014)	240
Total operating expenses and costs	164,533	183,269

OPERATING LOSS	(9,191)	(677)

NON-OPERATING INCOME	2,485	3,938
INTEREST EXPENSE	(4,042)	(2,883)

(LOSS)/INCOME BEFORE INCOME TAXES	(10,748)	378

FEDERAL AND STATE INCOME TAX (BENEFIT)/ EXPENSE:
Current	8,698	105
Deferred	(11,304)	(8)
Total federal and state income tax (benefit)/expense	(2,606)	97

NET (LOSS)/INCOME	$(8,142)	$281

(LOSS)/INCOME PER COMMON SHARE:
Basic	$(0.37)	$0.01
Diluted	$(0.37)	$0.01

AVERAGE COMMON SHARES OUTSTANDING:
Basic	21,787	22,031
Diluted	21,787	22,127

See notes to condensed consolidated financial statements.

PAMT CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
OPERATING ACTIVITIES:
Net (loss)/income	$(8,142)	$281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,595	18,935
Bad debt expense	363	1,967
Stock compensation-net of excess tax benefits	266	192
Benefit for deferred income taxes	(11,304)	(8)
Recognized (gain) on marketable equity securities	(1,313)	(2,586)
(Gain)/loss on sale or disposition of equipment	(3,014)	240
Changes in operating assets and liabilities:
Accounts receivable	(4,572)	(13,253)
Prepaid expenses, deposits, inventories, and other assets	1,203	3,698
Income taxes payable	8,698	79
Trade accounts payable	5	355
Accrued expenses and other liabilities	211	(315)
Net cash provided by operating activities	4,996	9,585

INVESTING ACTIVITIES:
Purchases of property and equipment	(11,801)	(21,824)
Sales of equity investments	1	-
Purchases of equity investments/return of capital	(1,652)	-
Proceeds from disposition of equipment	13,812	12,022
Net cash provided (used) by investing activities	360	(9,802)

FINANCING ACTIVITIES:
Borrowings under line of credit	152,333	207,854
Repayments under line of credit	(152,333)	(207,854)
Repayments of long-term debt	(16,344)	(20,431)
Net cash used for financing activities	(16,344)	(20,431)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(10,988)	(20,648)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -Beginning of period	68,060	100,614

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -End of period	$57,072	$79,966

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,963	$2,933
Income taxes	-	27

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable	$92	$843

See notes to condensed consolidated financial statements.

PAMT CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common Stock		Additional	Treasury	Retained
	Shares/Amount		Paid-In Capital	Stock	Earnings	Total

Balance at January 1, 2025	21,783	$224	$41,171	$(13,996)	$250,109	$277,508

Net loss	-	-	-	-	(8,142)	(8,142)

Restricted stock issued	8	-	(37)	-	-	(37)

Stock based compensation	-	-	266	-	-	266

Balance at March 31, 2025	21,791	$224	$41,400	$(13,996)	$241,967	$269,595

	Common Stock		Additional	Treasury	Retained
	Shares/Amount		Paid-In Capital	Stock	Earnings	Total

Balance at January 1, 2024	22,021	$223	$40,825	$(8,736)	$281,904	$314,216

Net loss	-	-	-	-	281	281

Restricted stock issued	14	-	(46)	-	-	(46)

Stock based compensation	-	-	192	-	-	192

Balance at March 31, 2024	22,035	$223	$40,971	$(8,736)	$282,185	$314,643

See notes to condensed consolidated financial statements.

PAMT CORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2025

NOTE A: BASIS OF PRESENTATION

In accordance with generally accepted accounting principles (“GAAP”) and applicable rules of the Securities and Exchange Commission, the information reported in this Quarterly Report on Form 10-Q for PAMT CORP and its legally distinct subsidiaries, unless otherwise indicated, is presented on a consolidated basis. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “our,” or “us” mean PAMT CORP and its consolidated subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2024.

NOTE B: RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). ASU 2023-07 expands disclosures related to a public entity's reportable segment and requires more enhanced information about significant segment expenses, including in interim periods. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, using a retrospective approach. The Company adopted this standard on a retrospective basis for the 2024 annual period, and for interim periods beginning January 1, 2025. See Note F, “Segment Information,” for further information. ASU 2023-07 had no material impact on the Company’s financial condition, results of operations, or cash flows.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 was issued to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company has evaluated the new guidance and does not expect it to have a material impact on its financial condition, results of operations, or cash flows.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. ASU 2024-03 was issued to enhance the transparency of financial reporting by requiring public business entities to provide more detailed disclosures about certain operating expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company has evaluated the new guidance and does not expect it to have a material impact on its financial condition, results of operations, or cash flows.

NOTE C: REVENUE RECOGNITION

The Company has a single performance obligation, to transport our customers' freight from a specified origin to a specified destination. The Company has the discretion to choose to self-transport or to arrange for alternate transportation to fulfill the performance obligation. Where the Company decides to self-transport the freight, the Company classifies the service as truckload services, and where the Company arranges for alternate transportation of the freight, the Company classifies the service as brokerage and logistics services. In either case, the Company is paid a rate to transport freight from its origin location to a specified destination. Because the primary factors influencing revenue recognition, including performance obligation, customer base, and timing of revenue recognition are the same for both of its service categories, the Company utilizes the same revenue recognition method throughout its operations.

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

In fulfilling the Company’s obligation to transport freight from a specified origin to a specified destination, the control of freight is transferred to the Company at the point it has been loaded into the driver’s trailer, the doors are sealed and the driver has signed a bill of lading, which is the basic transportation agreement that establishes the nature, quantity and condition of the freight loaded, responsibility for invoice payment, and pickup and delivery locations. The Company’s revenue is generated, and our customer receives benefit, as the freight progresses towards delivery locations. In the event the Company’s customer cancels the shipment at some point prior to the final delivery location and re-consigns the shipment to an alternate delivery location, the Company is entitled to receive payment for services performed for the partial shipment. Shipments are generally conducted over a relatively short time span, generally one to three days; however, freight is sometimes stored temporarily in our trailer at one of our drop yard locations or at a location designated by a customer. The Company’s revenue is categorized as either Freight Revenue or Fuel Surcharge Revenue, and both are earned by performing the same freight transportation services, as discussed further below.

Freight Revenue – revenue generated by the performance of the freight transportation service, including any accessorial service, provided to customers.

Fuel Surcharge Revenue – revenue designed to adjust freight revenue rates to an agreed-upon base cost for diesel fuel. Diesel fuel prices can fluctuate widely during the term of a contract with a customer. At the point that freight revenue rates are negotiated with customers, a sliding scale is agreed upon that systematically adjusts diesel fuel costs to an agreed-upon base amount. In general, as fuel prices increase, revenue from fuel surcharge increases, so that diesel fuel cost is adjusted to the approximate agreed upon base amount.

Revenue is recognized over time as the freight progresses towards its destination and the transportation service obligation is fulfilled. For loads picked up during the reporting period, but delivered in a subsequent reporting period, revenue is allocated to each period based on the transit time in each period as a percentage of total transit time. The contract asset, or the amount of remaining performance obligation relating to loads in process, at March 31, 2025 was $3.1 million compared to $2.3 million at December 31, 2024. Recorded contract assets are included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accrued expenses and other liabilities line items for the estimated expenses on these same in-process loads. The Company had no contract liabilities associated with our operations as of March 31, 2025 and December 31, 2024, respectively.

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

The following table sets forth market value, cost, and unrealized gains on equity securities as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
	(in thousands)
Fair market value	$45,584	$42,620
Cost	28,742	27,094
Unrealized gain	$16,842	$15,526

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
	(in thousands)
Gross unrealized gains	$18,717	$17,215
Gross unrealized losses	1,875	1,689
Net unrealized gain	$16,842	$15,526

The following table shows the Company’s net realized gains during the three months ending on March 31, 2025 and 2024, respectively, on certain marketable equity securities.

	Three Months Ended
	March 31, 2025	December 31, 2024
	(in thousands)
Sales Proceeds	$1	$-
Gross unrealized losses	4	-
Net unrealized gain	$(3)	$-

For the quarter ended March 31, 2025, the Company recognized dividends received of approximately $443,000 in non-operating income in its condensed consolidated statements of operations. For the quarter ended March 31, 2024, the Company recognized dividends received of approximately $349,000 in non-operating income in its condensed consolidated statements of operations.

The Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of March 31, 2025, the Company had no outstanding borrowings under its margin account, which is no change from December 31, 2024, when the Company had no outstanding borrowings under the same account. Margin account borrowings, when utilized, are used for the purchase of marketable equity securities and as a source of short-term liquidity and are included in accrued expenses and other liabilities on our condensed consolidated balance sheets.

Our marketable equity securities portfolio had a net unrealized pre-tax gain in market value of approximately $1,316,000 during the first quarter of 2025, and a net unrealized pre-tax gain in market value of approximately $2,586,000 during the first quarter of 2024, which were reported as non-operating income in its condensed consolidated statements of operations for the respective periods.

NOTE E: STOCK-BASED COMPENSATION

The Company maintains a stock incentive plan under which incentive and nonqualified stock options and other stock awards may be granted. On February 15, 2024, the Company’s Board of Directors adopted, and on October 31, 2024, our shareholders approved, the 2024 Equity Incentive Plan, as amended (the “2024 Plan”). Under the 2024 Plan, 1,600,000 shares are reserved for the issuance of stock awards to employees, officers, directors, consultants and advisors of the Company. The stock option exercise price and the restricted stock unit purchase price under the 2024 Plan shall not be less than 100% of the fair market value of the Company’s common stock on the date the award is granted. The fair market value is determined by the closing price of the Company’s common stock, on its primary exchange, on the same date that the option or other award is granted.

During January 2025, the Company granted awards of restricted stock units representing 100,000 shares of common stock to certain key employees under the 2024 Plan. These stock awards had grant date fair values of $16.10 per share, based on the closing price of the Company’s stock on the date of grant. 52,500 of the awarded share units vest on the four-year anniversary date of the award. The remaining 47,500 of the awarded share units vest on the five-year anniversary date of the award.

Prior to the 2024 Plan, the Company maintained the 2014 Amended and Restated Stock Option and Incentive Plan (the “2014 Plan”), which was adopted by the Company’s Board of Directors in March 2014 and approved by the Company’s shareholders in May 2014. Under the 2014 Plan, 3,000,000 shares (as adjusted for the Company’s 2-for-1 forward splits of its common stock paid in August 2021 and March 2022, respectively) were reserved for the issuance of stock awards to directors, officers, key employees, and others. The stock option exercise price and the restricted stock purchase price under the 2014 Plan was not to be less than 85% of the fair market value of the Company’s common stock on the date the award is granted. The fair market value was determined by the closing price of the Company’s common stock, on its primary exchange, on the same date that the option or award was granted. The 2014 Plan expired on March 13, 2024, and no further grants may be made under this plan. All outstanding unvested awards granted under the 2014 Plan, however, remain subject to the terms and conditions of the 2014 Plan.

The total grant date fair value of stock vested during the first three months of 2025 was approximately $354,000. The total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits during the first three months of 2025, was approximately $266,000. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.01 during the first three months of 2025. As of March 31, 2025, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $2,659,000, which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $785,000 in additional compensation expense related to unvested stock awards during the remainder of 2025 and to recognize approximately $829,000, $498,000, and $364,000 in additional compensation expense related to unvested stock-based awards during the years 2026, 2027, and 2028, respectively.

The total grant date fair value of stock vested during the first three months of 2024 was approximately $450,000. The total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits during the first three months of 2024, was approximately $192,000. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.01 during the first three months of 2024. As of March 31, 2024, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1,942,000, which was being amortized on a straight-line basis over the remaining vesting period.

A summary of the status of the Company’s non-vested stock-based awards as of March 31, 2025, and changes during the three months ended March 31, 2025, is as follows:

	Stock-Based Awards
	Number of Shares/Units	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2025	128,591	$13.79
Granted	100,000	16.10
Canceled/forfeited/expired	-	-
Vested	(10,500)	33.70
Non-vested at March 31, 2025	218,091	$13.89

NOTE F: SEGMENT INFORMATION

The Company follows the guidance provided by ASC Topic 280, Segment Reporting, in its identification of operating segments. The Company has determined that it has a total of two operating segments whose primary operations can be characterized as either Truckload Services or Brokerage and Logistics Services; however, in accordance with the aggregation criteria provided by FASB ASC Topic 280, the Company has determined that the operations of the two operating segments can be aggregated into a single reportable segment. Both our truckload operations and our brokerage/logistics operations have similar qualitative and quantitative economic characteristics and are impacted by virtually the same economic factors. Based on the Company’s segment identification, interpretation of the aggregation criteria outlined in ASC 280-10-50-11, and the similar qualitative and quantitative economic characteristics of the Company’s operating segments, the operations of the Company are aggregated into a single motor carrier segment. The Company’s chief operating decision maker, the Chief Executive Officer, utilizes the metrics of net income and operating ratio to evaluate company performance and in competitive analysis when comparing to competing companies.

Truckload Services revenues and Brokerage and Logistics Services revenues, each before fuel surcharges, were as follows:

	Three Months Ended March 31,
	2025		2024
	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$92,429	67.6	$102,200	63.5
Brokerage and Logistics Services revenue	44,272	32.4	58,769	36.5
Total revenues	$136,701	100.0	$160,969	100.0

The Company provides truckload transportation services as well as brokerage and logistics services to customers throughout the United States and portions of Canada and Mexico. The table below presents revenue dollars and percentages by geographic area:

	Quarter Ended March 31,
	2025		2024
	(in thousands)
	Amount	Percent	Amount	Percent
United States - domestic shipments	$83,917	54.0	$118,909	65.1
Shipments to or from Mexico	71,025	45.7	63,381	34.7
Shipments to or from Canada	400	0.3	302	0.2

Total	$155,342	100%	$182,592	100%

NOTE G: TREASURY STOCK

The Company’s stock repurchase program has been extended and expanded several times, most recently in July 2023, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. As of March 31, 2025, there remain 474,016 shares of common stock authorized for repurchase under this plan.

The Company accounts for treasury stock using the cost method. As of March 31, 2025, 581,586 shares were held in the treasury at an aggregate cost of approximately $13,996,000.

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

	Three Months Ended
	March 31,
	2025	2024
	(in thousands, except per share data)
Net (loss)/income	$(8,142)	$281

Basic weighted average common shares outstanding	21,787	22,031
Dilutive effect of common stock equivalents	-	96
Diluted weighted average common shares outstanding	21,787	22,127

Basic (loss)/earnings per share	$(0.37)	$0.01
Diluted (loss)/earnings per share	$(0.37)	$0.01

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, Accounting for Income Taxes, weighs all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of March 31, 2025, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of March 31, 2025, an adjustment to the Company’s condensed consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the three months ended March 31, 2025 and 2024, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company’s effective income tax rates were 24.2% and 25.7% for the three months ended March 31, 2025 and 2024, respectively. Our effective tax rate for the three months ended March 31, 2025 differs from amounts computed by applying the United States federal statutory rates to pre-tax income primarily due to state income taxes.

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

At March 31, 2025, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$45,584	$45,584	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at March 31, 2025 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$309,238	$303,683

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE

During the first three months of 2025, the Company’s subsidiaries did not enter into any new installment obligations.

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

Right-of-Use Leases

The Company is party to operating leases that include initial terms ranging from three to five years. The initial terms of these leases have expired, and the leases are now subject to terms not exceeding one year. In accordance with the provisions of ASC Topic 842, because all of our leased properties are currently subject to leases not exceeding one year, we do not recognize any right-of-use assets or corresponding operating lease liability as of March 31, 2025.

Cash Flows

No new right-of-use assets were recognized as a non-cash asset addition that resulted from new operating lease liabilities during the three months ended March 31, 2025. No cash payments were made for amounts included in the present value of operating lease liabilities during the three months ended March 31, 2025.

Operating Lease Costs

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Long term	$-	$85
Short term	779	692
Total	$779	$777

Lease Revenue

The Company's operating lease revenue is disclosed in the table below.

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Leased truck revenue (recorded in revenue, before fuel surcharge)	$2,605	$1,991
Leased facility space revenue (recorded in non-operating income)	203	128
Total lease revenue	$2,808	$2,119

The Company has a lease-purchase program whereby we offer independent contractors the opportunity to lease a Company-owned truck. The terms associated with these leases require weekly lease payments over the terms of the leases, which range from 5 to 60 months. Payments under this program are classified in the Company’s financial statements under the consolidated statement of operations category Revenue.

As of March 31, 2025, the gross carrying value of trucks underlying these leases was $67.8 million and accumulated depreciation was $31.7 million. Depreciation is calculated on a straight-line basis over the estimated useful life of the equipment, down to an estimated salvage value. In most cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed by the manufacturer. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal. During the quarter ended March 31, 2025, the Company incurred $2.5 million of depreciation expense for these assets.

The Company leases dock space to a related party at our Laredo, Texas, terminal. The dock space is depreciated in conjunction with the structures and improvements for the entire Laredo terminal on a straight-line basis over the estimated useful life of the assets. Lease income is recorded as a component of non-operating income in our condensed consolidated statements of operations.

Lease Receivables

Future minimum operating lease payments receivable at March 31, 2025:

(in thousands)

2025 (remaining)	$8,334
2026	7,625
2027	325
2028 and thereafter	-
Total future minimum lease payments receivable	$16,284

NOTE N: NONCASH INVESTING AND FINANCING ACTIVITIES

The Company did not finance any equipment purchases during the first three months of 2025 utilizing noncash financing.

NOTE O: SUBSEQUENT EVENTS

On April 3, 2025, the Company commenced a tender offer to repurchase up to 435,000 shares of the Company’s outstanding common stock at a price of not greater than $17.00 nor less than $14.00 per share. On April 11, 2025, the Company amended the terms of the tender offer to increase the minimum purchase price for shares purchased in the tender offer to $14.50 per share. Following the expiration of the tender offer on May 1, 2025, the Company accepted 870,000 shares of its common stock for purchase at $17.00 per share, at an aggregate purchase price of approximately $14.8 million, excluding fees and expenses related to the offer. The number of shares purchased by the Company reflects the Company's right to purchase additional shares in the tender offer up to an additional 2% of its outstanding shares. The Company funded the purchase of the accepted shares tendered with available cash and will account for the repurchase of these shares as treasury stock on the Company’s condensed consolidated balance sheet as of June 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

Certain information included in this Quarterly Report on Form 10-Q constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to expected future financial and operating results, prospects, plans or events, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, excess capacity in the trucking industry; surplus inventories; general inflation, recessionary economic cycles and downturns in customers' business cycles; a significant reduction in or termination of the Company's trucking service by a key customer, including as a result of recent or future labor or international trade disruptions; increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, and license and registration fees; potential economic, business or operational disruptions or uncertainties that may result from any future public health crises; the resale value of the Company's used equipment; the price and availability of new equipment consistent with anticipated acquisitions and replacement plans; increases in compensation for and difficulty in attracting and retaining qualified drivers and owner-operators; increases in insurance premiums and deductible amounts relating to accident, cargo, workers' compensation, health, and other claims; increases in the number or amount of claims for which the Company is self-insured; inability of the Company to continue to secure acceptable financing arrangements; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors including reductions in rates resulting from competitive bidding; the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations; our ability to develop and implement suitable information technology systems and prevent failures in or breaches of such systems; the impact of pending or future litigation; general risks associated with doing business in Mexico, including, without limitation, exchange rate fluctuations, inflation, import duties, tariffs, quotas, political and economic instability and terrorism; the potential impact of new laws, regulations or policy, including, without limitation, rules regarding the classification of independent contractors as employees, tariffs, import/export, trade and immigration regulations or policies; and other factors, including risk factors, included from time to time in filings made by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise forward-looking statements, whether due to new information, future events or otherwise. Considering these risks and uncertainties, the forward-looking events and circumstances discussed above and in company filings might not transpire.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the fiscal year ended December 31, 2024.

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

The operations of the Company and its subsidiaries are all in the motor carrier segment and are aggregated into a single reporting segment in accordance with the aggregation criteria under Generally Accepted Accounting Principles (“GAAP”). The Company has carefully considered the segment reporting requirements under Accounting Standards Codification (“ASC”) 280 and has determined that both our truckload operations and our brokerage/logistics operations have similar qualitative and quantitative economic characteristics and are impacted by virtually the same economic factors, such as rates per mile, equipment utilization and the percentage of non-compensated miles. Based on the Company’s segment identification, interpretation of the aggregation criteria outlined in ASC 280-10-50-11, and the similar qualitative and quantitative economic characteristics of the Company’s operating segments, the operations of the Company is aggregated into a single motor carrier segment. The Company’s chief operating decision maker, the Chief Executive Officer, utilizes the metrics of net income and operating ratio to evaluate company performance and in competitive analysis when comparing to competing companies.

Truckload services revenues, excluding fuel surcharges, represented 67.6% and 63.5% of total revenues, excluding fuel surcharges, for the quarters ended March 31, 2025, and 2024, respectively. The remaining operating revenues, before fuel surcharges, for the same periods were generated from brokerage and logistics services, representing 32.4% and 36.5%, respectively.

The main factors that impact our profitability on the expense side are costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefits costs, independent broker costs (which we record as purchased transportation), insurance, maintenance and capital equipment costs.

In discussing our results of operations, we use revenue, before fuel surcharge (and fuel expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended March 31, 2025 and 2024, approximately $18.6 million and $21.6 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are reported net of fuel surcharges.

	Three Months Ended
	March 31,
	2025	2024
	(percentages)
Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	41.3	40.5
Operating supplies and expenses	13.5	12.4
Rent and purchased transportation	25.8	22.2
Depreciation	24.0	18.3
Insurance and claims	5.1	4.8
Other	4.5	5.8
(Gain) loss on sale or disposal of property	(3.3)	0.2
Total operating expenses	110.9	104.2
Operating Loss	(10.9)	(4.2)
Non-operating income	2.7	3.7
Interest expense	(4.2)	(2.5)
Loss before income taxes	(12.4)	(3.0)

THREE MONTHS ENDED MARCH 31, 2025 VS. THREE MONTHS ENDED MARCH 31, 2024

During the first quarter of 2025, truckload services revenue, before fuel surcharges, decreased by 9.6% to $92.4 million as compared to $102.2 million during the first quarter of 2024. The decrease relates primarily to a 6.5% decrease in total miles travelled from 44.1 million during the first quarter of 2024 to 41.2 million during the first quarter of 2025 and to a 3.3% decrease in our rate per mile, from $2.11 for the quarter ended March 31, 2024 to $2.04 for the quarter ended March 31, 2025. The reduction in total miles was primarily driven by a 3.5% reduction in the average number of trucks operated combined with a 1.5% reduction in average miles driven by each truck during the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024. The reduction in truck count and miles resulted from a less favorable freight market characterized by an oversupply of available trucks in the market compared to available freight.

Salaries, wages and benefits increased from 40.5% of revenues, before fuel surcharges, in the first quarter of 2024 to 41.3% of revenues, before fuel surcharges, during the first quarter of 2025. The percentage-based increase relates primarily to the interaction of a decrease in operating revenues with the fixed-cost nature of employing human capital.

Operating supplies and expenses increased from 12.4% of revenues, before fuel surcharges, during the first quarter of 2024 to 13.5% of revenues, before fuel surcharges, during the first quarter of 2025. The increase relates primarily to the interaction of expenses with fixed-cost characteristics, such as rents, driver training schools and operating taxes and licenses with a decrease in revenue.

Rent and purchased transportation increased from 22.2% of revenues, before fuel surcharges, during the first quarter of 2024 to 25.8% of revenues, before fuel surcharges, during the first quarter of 2025. The increase was primarily due to a quarter-over-quarter increase in the percentage of miles driven by third-party owner-operators as opposed to company-employed drivers.

Depreciation increased from 18.3% of revenues, before fuel surcharges, during the first quarter of 2024 to 24.0% of revenues, before fuel surcharges, during the first quarter of 2025. The increase is primarily attributed to management’s change in accounting estimates related to the salvage values and useful lives of revenue equipment during the year ended December 31, 2024. During 2024, the Company conducted a review of its revenue equipment and determined that changes in market conditions and expected asset usage warranted a revision to the estimated useful lives and salvage values of certain equipment. As a result, during the year ended December 31, 2024, the Company reduced the estimated useful lives of its trailer equipment and lowered the estimated salvage values of revenue equipment to better reflect their expected residual values at the end of their service periods. This change in accounting estimates shortened the depreciable life and increased the depreciable base for a significant portion of the company’s revenue equipment, thus increasing future monthly depreciation expense for the affected assets. In addition to the effect from the Company’s previous change in accounting estimate, the year-over-year increase can also be attributed to the interaction of a decrease in operating revenues with the fixed-cost nature of depreciation expense.

Non-operating income decreased from 3.7% of revenues, before fuel surcharges, during the first quarter of 2024 to 2.7% of revenues, before fuel surcharges, during the first quarter of 2025. The decline was primarily driven by slower growth in the market value of our marketable equity securities as of March 31, 2025, compared to the same date in 2024, as well as a reduction in interest income recognized during the quarter ended March 31, 2025.

Interest expense increased from 2.5% of revenues, before fuel surcharges, during the first quarter of 2024 to 4.2% of revenues, before fuel surcharges, during the first quarter of 2025. The increase is attributed to the Company’s increased long-term debt from $271.6 million at March 31, 2024 to $309.2 million at March 31, 2025, coupled with an increase in interest rates as the Company’s weighted average interest rate increased from 4.45% in 2023 to 5.04% in 2024.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 104.2% for the first quarter of 2024 to 110.9% for the first quarter of 2025.

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

	Three Months Ended
	March 31,
	2025	2024
	(percentages)
Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	5.9	4.6
Rent and purchased transportation	88.4	86.1
Other	3.7	3.2
Total operating expenses	98.0	93.9
Operating income	2.0	6.1
Non-operating income	-	0.3
Interest expense	(0.3)	(0.5)
Income before income taxes	1.7	5.9

THREE MONTHS ENDED MARCH 31, 2025 VS. THREE MONTHS ENDED MARCH 31, 2024

During the first quarter of 2025, logistics and brokerage services revenue, before fuel surcharges, decreased 24.7% to $44.3 million as compared to $58.8 million during the first quarter of 2024. The decrease was primarily related to a 28.0% decrease in the number of brokered loads during the first quarter 2025 as compared to 2024.

Rents and purchased transportation increased from 86.1% of revenues, before fuel surcharges, during the first quarter of 2024 to 88.4% of revenues, before fuel surcharges, during the first quarter of 2025. The increase results from paying third-party carriers a larger percentage of customer revenue, coupled with the interaction of a decrease in operating revenues and the need for purchased transportation.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 93.9% for the first quarter of 2024 to 98.0% for the first quarter of 2025.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED MARCH 31, 2025 VS. THREE MONTHS ENDED MARCH 31, 2024

Net loss for all divisions was approximately $8.1 million, or (6.0)% of revenues, before fuel surcharges, for the first quarter of 2025 as compared to net income of $0.3 million, or 0.2% of revenues, before fuel surcharges, for the first quarter of 2024. The decrease in net income resulted in diluted loss per share of $0.37 for the first quarter of 2025 as compared to diluted earnings per share of $0.01 for the first quarter of 2024.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, borrowings under our lines of credit, installment notes, investment margin account, and issuances of equity securities.

During the first three months of 2025, we generated $5.0 million in cash from operating activities. Investing activities generated $0.4 million in cash in the first three months of 2025. Financing activities used $16.3 million in cash in the first three months of 2025.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes with fixed interest rates and terms ranging from 36 to 84 months, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first three months of 2025, we utilized cash on hand, installment notes, and our line of credit to finance purchases of revenue equipment and other assets of approximately $11.8 million.

During the remainder of 2025, we expect to purchase approximately 282 new trucks and 775 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $30.2 million.

On April 3, 2025, we commenced a tender offer to repurchase up to 435,000 shares of our outstanding common stock at a price of not greater than $17.00 nor less than $14.00 per share. On April 11, 2025, we amended the terms of the tender offer to increase the minimum purchase price for shares purchased in the tender offer to $14.50 per share. Following the expiration of the tender offer on May 1, 2025, we accepted 870,000 shares of our common stock for purchase at $17.00 per share, at an aggregate purchase price of approximately $14.8 million, excluding fees and expenses related to the offer. The number of shares we purchased reflects our right to purchase additional shares in the tender offer up to an additional 2% of our outstanding shares. We funded the purchase of the accepted shares tendered with available cash.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future.

During the first three months of 2025, we maintained a revolving line of credit with a borrowing limit of $60.0 million. Under this credit facility, amounts outstanding under the line bear interest at Term SOFR plus 1.85% (6.24% at March 31, 2025), are secured by our trade accounts receivable and mature on July 1, 2027. The credit facility also establishes an “unused fee” of 0.25% if average borrowings are less than $18.0 million. At March 31, 2025, we had no outstanding borrowings against the line of credit and approximately $0.2 million of outstanding letters of credit, with availability to borrow $59.8 million.

Prepaid expenses and deposits decreased from $11.6 million at December 31, 2024 to $10.5 million at March 31, 2025. The decrease relates to the normal amortization of items prepaid as of December 31, 2024.

Our marketable equity securities portfolio grew $3.0 million during the first quarter of 2025 from $42.6 million at December 31, 2024 to $45.6 million at March 31, 2025. The increase was driven entirely by unrealized gains due to favorable market value changes in the underlying equity holdings.

Revenue equipment decreased from $733.2 million at December 31, 2024 to $697.6 million at March 31, 2025. The decrease is primarily due to the disposition of aging trucks and trailers during the first quarter of 2025, partially offset by purchases of new trucks and trailers during the first quarter of 2025.

During the first quarter of 2025, our current income tax position shifted from a net refundable asset of $2.3 million at December 31, 2024 to a net payable liability of $6.4 million at March 31, 2025. This change was primarily driven by the reversal of previously recognized temporary differences, most notably those related to accelerated depreciation. The transition was expected and reflects the normal timing of cash tax obligations in relation to book-tax differences. In connection with these reversals, our deferred income tax liability also decreased from $92.5 million at December 31, 2024 to $81.2 million at March 31, 2025. The reduction primarily reflects the realization of deferred tax liabilities established in prior periods for the same temporary differences, most notably those related to accelerated depreciation.

Accounts payable and accrued expenses remained relatively flat over the quarter, with balances of $31.1 million and $15.1 million, respectively at March 31, 2025 compared to $31.2 million and $14.6 million, respectively, at December 31, 2024.

Long-term debt and current maturities of long term-debt are reviewed on an aggregate basis, as the classification of amounts in each category are typically affected merely by the passage of time. Long-term debt and current maturities of long-term debt, on an aggregate basis, decreased from $325.6 million at December 31, 2024 to $309.2 million at March 31, 2025. The decrease reflects schedule principal payments and the absence of new financing arrangements for revenue equipment during the first quarter of 2025.

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

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities increased to $45.6 million at March 31, 2025 from $42.6 million at December 31, 2024. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $4.6 million. For additional information with respect to the marketable equity securities, see Note D to our condensed consolidated financial statements.

Interest Rate Risk

Our line of credit bears interest at a floating rate equal to SOFR plus a fixed percentage. Accordingly, changes in SOFR, which are affected by changes in interest rates, or a change to a new index rate, will affect the interest rate on, and therefore our costs under the line of credit. Assuming $12.0 million of variable rate debt was outstanding under our line of credit for a full fiscal year, a hypothetical 100 basis point increase in SOFR would result in approximately $120,000 of additional interest expense.

Commodity Price Risk

Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our 2024 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by $6.4 million.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk related to the activities of our branch office located in Mexico. Currently, we do not hedge our exchange rate exposure through any currency forward contracts, currency options, or currency swaps as all of our revenues, and substantially all of our expenses and capital expenditures, are transacted in U.S. dollars. However, certain operating expenditures and capital purchases related to our Mexico branch office are incurred in or exposed to fluctuations in the exchange rate between the U.S. dollar and the Mexican peso. Based on 2024 expenditures denominated in pesos, a 10% increase in the exchange rate would increase our annual operating expenses by $0.9 million.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the Company’s risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The imposition of tariffs on Mexico, Canada and other countries, and any retaliatory actions by such countries, may have a negative impact on our operations and profitability.

The United States has recently initiated implementation of significant new tariffs on imports from Canada, Mexico, China and other countries, and a number of these countries have announced or initiated retaliatory tariffs on exports from the United States. While certain tariffs have been suspended and/or modified on more than one occasion, the outlook remains uncertain as to what tariffs may ultimately be implemented and for how long they may be in effect. Additionally, it is uncertain the extent to which resulting retaliatory tariffs on U.S. exports may ultimately be imposed by other countries and for how long they may be in effect. There is the potential that any tariffs that have been or may be implemented could adversely affect our business operations and financial results. In particular, the imposition and enforcement of tariffs on goods imported from Mexico or Canada, or vice versa, could adversely affect our business operations and financial results because of our business in those countries. A significant portion of our business is dependent on the automotive manufacturing industry and its suppliers, which have substantial operations in Mexico and Canada. Any increases in current tariffs or the implementation of new tariffs could lead to higher costs and reduced availability and consumer demand for automotive and other products sold by our customers that are imported or exported to or from the United States. This, in turn, may result in reduced demand for our transportation services, particularly our cross-border and Mexico freight business, as customers seek to mitigate increased expenses by reducing production, sourcing components from alternative locations, or modifying their supply chain strategies. This could reduce the volume of goods transported by us, thereby affecting our operational efficiency and financial performance. In addition to the direct impact on our customers, the broader economic implications of tariffs could lead to further fluctuations in cross-border or general freight volumes and affect our operations and our ability to maintain consistent service levels. Any such disruptions could necessitate adjustments in our operational strategies, increase our costs and negatively impact our revenue and profitability.

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

No shares were repurchased under the Company’s stock repurchase program during the first quarter of 2025. See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, of this report for discussion of the shares of common stock purchased by the Company in May 2025 pursuant to the self-tender offer commenced by the Company on April 3, 2025.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of PAMT CORP (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed on November 12, 2024)
3.2	Bylaws of PAMT CORP (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed on November 12, 2024)
10.1	2024 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (File No. 333-284383), filed on January 21, 2025)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAMT CORP

Dated: May 9, 2025	By: /s/ Joseph A. Vitiritto
Joseph A. Vitiritto
President and Chief Executive Officer
(principal executive officer)

Dated: May 9, 2025	By: /s/ Lance K. Stewart
Lance K. Stewart
Vice President-Finance, Chief Financial
Officer, and Treasurer
(principal accounting and financial officer)