Form 10-Q
period 2025-06-30
PAMT CORP
filed 2025-08-08
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 22, 2025
Common Stock, $.01 Par Value	20,926,020

PAMT CORP

Form 10-Q

For the Quarter Ended June 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PAMT CORP AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) (in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$68,915	$68,060
Accounts receivable-net:
Trade, less current estimated credit loss of $7,013 and $6,636, respectively	75,683	79,967
Other	5,136	4,854
Inventories	2,382	2,433
Prepaid expenses and deposits	8,523	11,555
Marketable equity securities	48,384	42,620
Income taxes refundable	-	2,281
Total current assets	209,023	211,770

Property and equipment:
Land	30,337	30,426
Structures and improvements	56,858	53,620
Revenue equipment	672,646	733,181
Office furniture and equipment	16,199	19,263
Total property and equipment	776,040	836,490
Accumulated depreciation	(281,194)	(309,272)
Net property and equipment	494,846	527,218

Other assets	3,998	2,666

TOTAL ASSETS	$707,867	$741,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,964	$31,198
Accrued expenses and other liabilities	16,614	14,569
Income tax payable	1,774	-
Current maturities of long-term debt	68,827	73,017
Total current liabilities	118,179	118,784

Long-term debt - less current portion	262,406	252,565
Deferred income taxes	81,790	92,547
Other long-term liabilities	578	250
Total liabilities	462,953	464,146

COMMITMENTS AND CONTINGENCIES (Note L)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 22,377,606 and 22,364,120 shares issued; 20,926,020 and 21,782,534 shares outstanding at June 30, 2025 and December 31, 2024, respectively	224	224
Additional paid-in capital	41,274	41,171
Treasury stock, at cost; 1,451,586 and 581,586 shares at June 30, 2025 and December 31, 2024, respectively	(28,924)	(13,996)
Retained earnings	232,340	250,109
Total stockholders’ equity	244,914	277,508

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$707,867	$741,654

See notes to condensed consolidated financial statements.

PAMT CORP AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
OPERATING REVENUES:
Revenue, before fuel surcharge	$133,806	$160,213	$270,506	$321,182
Fuel surcharge	17,328	22,735	35,969	44,358
Total operating revenues	151,134	182,948	306,475	365,540

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	40,851	43,759	81,665	87,822
Operating supplies and expenses	29,028	35,309	60,413	70,020
Rent and purchased transportation	64,866	74,803	127,838	148,082
Depreciation	21,719	18,705	44,315	37,640
Insurance and claims	5,167	5,464	9,948	10,325
Other	4,986	5,752	9,985	12,931
(Gain)/Loss on disposition of equipment	(4,414)	(139)	(7,428)	101
Total operating expenses and costs	162,203	183,653	326,736	366,921

OPERATING LOSS	(11,069)	(705)	(20,261)	(1,381)

NON-OPERATING INCOME	2,263	209	4,749	4,147
INTEREST EXPENSE	(4,032)	(3,284)	(8,075)	(6,167)

LOSS BEFORE INCOME TAXES	(12,838)	(3,780)	(23,587)	(3,401)

FEDERAL AND STATE INCOME TAX (BENEFIT)/EXPENSE:
Current	(3,758)	(47)	4,940	59
Deferred	547	(823)	(10,757)	(831)
Total federal and state income tax (benefit)/expense	(3,211)	(870)	(5,817)	(772)

NET LOSS	$(9,627)	$(2,910)	$(17,770)	$(2,629)

LOSS PER COMMON SHARE:
Basic	$(0.46)	$(0.13)	$(0.83)	$(0.12)
Diluted	$(0.46)	$(0.13)	$(0.83)	$(0.12)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	21,095	21,932	21,498	21,981
Diluted	21,095	21,932	21,498	21,981

See notes to condensed consolidated financial statements.

PAMT CORP AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Six Months Ended
	June 30,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(17,770)	$(2,629)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	44,315	37,640
Bad debt expense	379	2,406
Stock compensation-net of excess tax benefits	140	393
Provision for deferred income taxes	(10,757)	(831)
Gain on marketable equity securities	(2,371)	(1,434)
(Gain) Loss on sale or disposition of equipment	(7,428)	101
Changes in operating assets and liabilities:
Accounts receivable	3,623	(13,366)
Prepaid expenses, deposits, inventories, and other assets	2,663	5,589
Income taxes refundable	2,281	-
Income taxes payable	1,774	(590)
Trade accounts payable	(382)	1,176
Accrued expenses and other liabilities	739	(185)
Net cash provided by operating activities	17,206	28,270

INVESTING ACTIVITIES:
Purchases of property and equipment	(18,149)	(36,441)
Proceeds from disposition of equipment	29,235	17,707
Sales of marketable equity securities	743	2,631
Purchases of marketable equity securities	(4,136)	-
Net cash provided (used) by investing activities	7,693	(16,103)

FINANCING ACTIVITIES:
Borrowings under lines of credit	324,864	384,836
Repayments under lines of credit	(324,864)	(384,836)
Borrowings of long-term debt	30,000	-
Repayments of long-term debt	(39,801)	(35,538)
Borrowings under margin account	1,821	-
Repayments under margin account	(1,136)	-
Repurchases of common stock	(14,928)	(5,259)
Net cash used in financing activities	(24,044)	(40,797)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	855	(28,630)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -Beginning of period	68,060	100,614

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -End of period	$68,915	$71,984

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,985	$6,193
Income taxes	$886	$669

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable	$362	$1,353

See notes to condensed consolidated financial statements.

PAMT CORP AND SUBSIDIARIES Condensed Consolidated Statements of Stockholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2025	21,783	$224	$41,171	$(13,996)	$250,109	$277,508

Net loss	-	-	-	-	(8,142)	(8,142)

Restricted stock issued	8	-	(37)	-	-	(37)

Stock based compensation	-	-	266	-	-	266

Balance at March 31, 2025	21,791	$224	$41,400	$(13,996)	$241,967	$269,595

Net Loss	-	-	-	-	(9,627)	(9,627)

Treasury stock repurchases	(870)	-	-	(14,928)	-	(14,928)

Restricted stock issued	5	-	-	-	-	-

Stock based compensation	-	-	(126)	-	-	(126)

Balance at June 30, 2025	20,926	$224	$41,274	$(28,924)	$232,340	$244,914

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2024	22,021	$223	$40,825	$(8,736)	$281,904	$314,216

Net Income	-	-	-	-	281	281

Restricted stock issued	14	-	(46)	-	-	(46)

Stock based compensation	-	-	192	-	-	192

Balance at March 31, 2024	22,035	$223	$40,971	$(8,736)	$282,185	$314,643

Net Loss	-	-	-	-	(2,910)	(2,910)

Treasury stock repurchases	(285)	-	-	(5,259)	-	(5,259)

Restricted stock issued	5	-	-	-	-	-

Stock based compensation	-	-	200	-	-	200

Balance at June 30, 2024	21,755	$223	$41,171	$(13,995)	$279,275	$306,674

See notes to condensed consolidated financial statements.

PAMT CORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2025

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six-month period ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2024.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. ASU 2024-03 was issued to enhance the transparency of financial reporting by requiring public business entities to provide more detailed disclosures about certain operating expenses. The FASB also issued ASU 2025-01 in January clarifying that ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company has evaluated the new guidance and does not expect it to have a material impact on its financial condition, results of operations, or cash flows.

NOTE C: REVENUE RECOGNITION

The Company has a single performance obligation to transport our customers’ freight from a specified origin to a specified destination. The Company has the discretion to choose to self-transport or to arrange for alternate transportation to fulfill the performance obligation. Where the Company decides to self-transport the freight, the Company classifies the service as truckload services, and where the Company arranges for alternate transportation of the freight, the Company classifies the service as brokerage and logistics services. In either case, the Company is paid a rate to transport freight from its origin location to a specified destination. Because the primary factors influencing revenue recognition, including performance obligation, customer base, and timing of revenue recognition are the same for both of its service categories, the Company utilizes the same revenue recognition method throughout its operations.

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

Revenue is recognized over time as the freight progresses towards its destination and the transportation service obligation is fulfilled. For loads picked up during the reporting period, but delivered in a subsequent reporting period, revenue is allocated to each period based on the transit time in each period as a percentage of total transit time. The contract asset, or the amount of remaining performance obligation relating to loads in process, at June 30, 2025 was $3.0 million compared to $2.3 million at December 31, 2024. Recorded contract assets are included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accrued expenses and other liabilities line items for the estimated expenses on these same in-process loads. The Company had no contract liabilities associated with our operations as of June 30, 2025 and December 31, 2024, respectively.

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

The following table sets forth market value, cost, and unrealized gains on equity securities as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
	(in thousands)
Fair market value	$48,384	$42,620
Cost	30,197	27,094
Unrealized gain	$18,187	$15,526

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
	(in thousands)
Gross unrealized gains	$19,820	$17,215
Gross unrealized losses	1,633	1,689
Net unrealized gain	$18,187	$15,526

The following table shows the Company’s net realized gains during the three and six months ending on June 30, 2025 and 2024, respectively, on certain marketable equity securities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)
Sales proceeds	$742	$2,631	$743	$2,631
Cost of securities sold	1,030	2,815	1,034	2,815
Realized loss	$(288)	$(184)	$(291)	$(184)

For the quarter ended June 30, 2025, the Company recognized dividends received of approximately $392,000 in non-operating income in its condensed consolidated statements of operations. For the six months ended June 30, 2025, the Company recognized dividends received of approximately $835,000 in non-operating income in its condensed consolidated statements of operations.

The Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of June 30, 2025, the Company had outstanding borrowings of approximately $685,000 under its margin account, compared to no outstanding borrowings under its margin account at December 31,2024. Margin account borrowings, when utilized, are used for the purchase of marketable equity securities and as a source of short-term liquidity and are included in accrued expenses and other liabilities on our condensed consolidated balance sheets.

Our marketable equity securities portfolio had a net unrealized pre-tax gain in market value of approximately $1,058,000 during the second quarter of 2025, and a net unrealized pre-tax loss in market value of approximately $1,153,000 during the second quarter of 2024, which were reported as non-operating income in its condensed consolidated statements of operations for the respective periods.

NOTE E: STOCK-BASED COMPENSATION

The Company maintains a stock incentive plan under which incentive and non-qualified stock options and other stock awards may be granted. On February 15, 2024, the Company’s Board of Directors adopted, and on October 31, 2024, our shareholders approved, the 2024 Equity Incentive Plan, as amended (the “2024 Plan”). Under the 2024 Plan, 1,600,000 shares are reserved for the issuance of stock awards to employees, officers, directors, consultants and advisors of the Company. The stock option exercise price and the restricted stock unit purchase price under the 2024 Plan shall not be less than 100% of the fair market value of the Company’s common stock on the date the award is granted. The fair market value is determined by the closing price of the Company’s common stock, on its primary exchange, on the same date that the option or other award is granted.

During May 2025, the Company granted 2,862 shares of common stock to non-employee directors. This stock award had a grant date fair value of $15.71 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately.

Prior to the 2024 Plan, the Company maintained the 2014 Amended and Restated Stock Option and Incentive Plan (the “2014 Plan”), which was adopted by the Company’s Board of Directors in March 2014 and approved by the Company’s shareholders in May 2014. Under the 2014 Plan, 3,000,000 shares (as adjusted for the Company’s 2-for-1 forward splits of its common stock paid in August 2021 and March 2022, respectively) were reserved for the issuance of stock awards to directors, officers, key employees, and others. The stock option exercise price and the restricted stock purchase price under the 2014 Plan were not to be less than 85% of the fair market value of the Company’s common stock on the date the award is granted. The fair market value was determined by the closing price of the Company’s common stock, on its primary exchange, on the same date that the option or award was granted. The 2014 Plan expired on March 13, 2024, and no further grants may be made under this plan. All outstanding unvested awards granted under the 2014 Plan, however, remain subject to the terms and conditions of the 2014 Plan.

The total grant date fair value of stock vested during the first six months of 2025 was approximately $437,000. The total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits during the first six months of 2025, was approximately $140,000 and includes approximately $45,000 recognized as a result of the issuance of shares to certain non-employee directors. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.01 during the first six months of 2025. As of June 30, 2025, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1,147,000, which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $336,000 in additional compensation expense related to unvested stock awards during the remainder of 2025 and to recognize approximately $304,000, $242,000, and $233,000 in additional compensation expense related to unvested stock-based awards during the years 2026, 2027, and 2028, respectively.

The total grant date fair value of stock vested during the first six months of 2024 was approximately $550,000. The total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits during the first six months of 2024, was approximately $393,000 and included approximately $38,000 recognized as a result of the issuance of shares to certain non-employee directors. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.01 during the first six months of 2024. As of June 30, 2024, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1,779,000, which was being amortized on a straight-line basis over the remaining vesting period.

A summary of the status of the Company’s non-vested stock awards as of June 30, 2025, and changes during the six months ended June 30, 2025, is as follows:

	Stock Awards
	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2025	128,591	$13.79
Unrestricted Shares Issued	102,862	16.09
Canceled/forfeited/expired	(141,329)	11.90
Vested	(15,862)	27.52
Non-vested at June 30, 2025	74,262	$17.64

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

Truckload Services revenues and Brokerage and Logistics Services revenues, each before fuel surcharges, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands)

Truckload Services revenue	$92,824	69.4	$106,554	66.5	$185,253	68.5	$208,754	65.0
Brokerage and Logistics Services revenue	40,982	30.6	53,659	33.5	85,254	31.5	112,428	35.0
Total revenues	$133,806	100.0	$160,213	100.0	$270,507	100.0	$321,182	100.0

The Company provides truckload transportation services as well as brokerage and logistics services to customers throughout the United States and portions of Canada and Mexico. The table below presents revenue dollars and percentages, each including fuel surcharges, by geographic area:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentage data)

United States - domestic shipments	$84,304	55.8	$117,817	64.4	$168,149	54.9	$236,719	64.7
Shipments to or from Mexico	$66,537	44.0	$64,821	35.4	$137,634	44.9	$128,209	35.1
Shipments to or from Canada	$293	0.2	$310	0.2	$693	0.2	$612	0.2
Total	$151,134	100.0	$182,948	100.0	$306,476	100.0	$365,540	100.0

NOTE G: TREASURY STOCK

The Company’s stock repurchase program has been extended and expanded several times, most recently in July 2023, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. As of June 30, 2025, there remain 474,016 shares of common stock authorized for repurchase under this plan.

On April 3, 2025, the Company commenced a tender offer to repurchase up to 435,000 shares of the Company’s outstanding common stock at a price of not greater than $17.00 nor less than $14.00 per share. On April 11, 2025, the Company amended the terms of the tender offer to increase the minimum purchase price for shares purchased in the tender offer to $14.50 per share. Following the expiration of the tender offer on May 1, 2025, the Company accepted 870,000 shares of its common stock for purchase at $17.00 per share, at an aggregate purchase price of approximately $14.8 million, excluding fees and expenses related to the offer. The number of shares purchased by the Company reflects the Company’s right to purchase additional shares in the tender offer up to an additional 2% of its outstanding shares. The Company funded the purchase of the accepted shares tendered with available cash and accounted for the repurchase of these shares as treasury stock on the Company’s condensed consolidated balance sheet as of June 30, 2025.

The Company accounts for treasury stock using the cost method. As of June 30, 2025, 1,451,586 shares were held in the treasury at an aggregate cost of approximately $28,924,000.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands, except per share data)

Net Loss	$(9,627)	$(2,910)	$(17,770)	$(2,629)

Basic weighted average common shares outstanding	21,095	21,932	21,498	21,981
Dilutive effect of common stock equivalents	-	-	-	-
Diluted weighted average common shares outstanding	21,095	21,932	21,498	21,981

Basic loss per share	$(0.46)	$(0.13)	$(0.83)	$(0.12)
Diluted loss per share	$(0.46)	$(0.13)	$(0.83)	$(0.12)

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of June 30, 2025, an adjustment to the Company’s condensed consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the six months ended June 30, 2025 and 2024, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company’s effective income tax rates were 24.7% and 22.7% for the six months ended June 30, 2025 and 2024, respectively. Our effective tax rate for the six months ended June 30, 2025 differs from amounts computed by applying the United States federal statutory rates to pre-tax income primarily due to state income taxes.

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

At June 30, 2025, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$48,384	$48,384	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at June 30, 2025 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$331,233	$331,233

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE

During the first six months of 2025, the Company’s subsidiaries entered into installment obligations totaling approximately $45.5 million for the purpose of purchasing revenue equipment and other assets. These obligations are payable in monthly installments and are recorded in long-term debt and current maturities on the condensed consolidated balance sheets. The terms of these obligations range from 60 to 84 months.

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

During the first six months of 2025, we maintained a revolving line of credit with a borrowing limit of $60.0 million that contains certain restrictive covenants, which must be maintained by the Company on a consolidated basis. Under the terms of the loan agreement, the Company must maintain a debt to adjusted EBITDA (earnings before interest, taxes, depreciation, and amortization, excluding gains/losses on equity securities and extraordinary items, calculated on a rolling four-quarter basis) ratio of less than 4.00 to 1.00 as of the end of each calendar quarter.

As of June 30, 2025, the Company was not in compliance with this financial covenant. The elevated debt to adjusted EBITDA ratio was primarily the result of increased funded debt related to the purchase of $144.2 million of revenue equipment during 2024, most of which was financed, combined with a decrease in trailing twelve-month adjusted EBITDA due to the phasing out of earlier, more favorable quarters from the rolling four-quarter calculation. The loan agreement provides a 45-day cure period for financial covenant violations, during which the Company is not deemed to be in default of the loan agreement. On August 7, 2025, within the permitted cure period, the Company received a written waiver from the lender for the covenant violation applicable to the period ended June 30, 2025. As a result of the waiver, the Company was not in default under the terms of the credit facility as of June 30, 2025 or as of the date of this filing. The Company is in compliance with all other covenants under the agreement.

At June 30, 2025 we had no outstanding borrowings against the line of credit and approximately $0.2 million of outstanding letters of credit, with availability to borrow $59.8 million.

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

Right-of-Use Leases

In May 2025, the Company entered into an operating lease for shop and office space for an initial term of three years that does not provide an option for early cancellation. In accordance with the provisions of ASC Topic 842, this lease resulted in the recognition of a right-of-use asset and corresponding operating lease liability of $0.9 million as of June 30, 2025. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using the Company’s incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable. The right-of-use assets are recorded in other assets, and the lease liability is recorded in accrued expenses and other liabilities and in other long-term liabilities on our condensed consolidated balance sheet at June 30, 2025. Lease expense is recorded on a straight-line basis over the lease term and is recorded in rent and purchased transportation in our condensed consolidated statements of operations. While these lease agreements may contain provisions to extend after the initial term for an additional five years, the Company is not reasonably certain these extension options will be exercised. Therefore, potential lease payments that might occur under this extension period are not included in amounts recorded in our condensed consolidated balance sheets as of June 30, 2025.

Scheduled amounts and timing of cash flows arising from future right-of-use operating lease payments at June 30, 2025, are:

Maturity of Lease Liabilities	(in thousands)
2025 (remaining)	$169
2026	345
2027	353
2028 and thereafter	119
Total undiscounted operating lease payments	$986
Less: Imputed interest	(73)
Present value of operating lease liabilities	$913

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$913

Current lease liabilities (recorded in other current liabilities)	$334
Long-term lease liabilities (recorded in other long-term liabilities)	579
Total operating lease liabilities	$913

Other Information
Weighted-average remaining lease term for operating leases (years)	2.83
Weighted-average discount rate for operating leases	5.62%

Cash Flows

A right-of-use asset of $1.0 million was recognized as a non-cash asset addition that resulted from new operating lease liabilities during the three months ended June 30, 2025. Cash paid for amounts included in the present value of operating lease liabilities was $0.05 million during the three months ended June 30, 2025 and is included in operating cash flows.

Operating Lease Costs

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)

Long-term	$48	$29	$48	$114
Short-term	1,085	825	1,864	1,680
Total	$1,133	$854	$1,912	$1,794

Lease Revenue

The Company's operating lease revenue is disclosed in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)

Leased truck revenue (recorded in revenue, before fuel surcharge)	$2,623	$2,501	$5,228	$4,492
Leased building space revenue (recorded in non-operating income)	209	111	412	239
Total lease revenue	$2,832	$2,612	$5,640	$4,731

The Company leases trucks to owner-operators under operating leases, which generally have a term of up to five years and include options to purchase the truck at the end of the lease. In the event that an owner-operator defaults on their lease, the Company generally leases the truck to another independent contractor.

As of June 30, 2025, the gross carrying value of trucks underlying these leases was $67.5 million and accumulated depreciation was $33.9 million. Depreciation is calculated on a straight-line basis over the estimated useful life of the equipment, down to an estimated salvage value. In most cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed by the manufacturer. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal. During the quarter ended June 30, 2025, the Company incurred $2.4 million of depreciation expense for these assets.

The Company leases dock space to a related party at our Laredo, Texas, terminal. The dock space is depreciated in conjunction with the structures and improvements for the entire Laredo terminal on a straight-line basis over the estimated useful life of the assets. Lease income is recorded as a component of non-operating income in our condensed consolidated statements of operations.

Lease Receivables

Future minimum operating lease payments receivable at June 30, 2025:

(in thousands)

2025 (remaining)	$5,343
2026	7,198
2027	308
2028 and thereafter	-
Total future minimum lease payments receivable	$12,849

NOTE N: NONCASH INVESTING AND FINANCING ACTIVITIES

The Company financed approximately $15.5 million in equipment purchases during the first six months of 2025 utilizing noncash financing, compared to approximately $39.9 million during the same period of 2024.

NOTE O: SUBSEQUENT EVENTS

On July 4, 2025, the “One Big Beautiful Bill Act” was enacted into law. Among other provisions, the legislation reinstates 100% bonus depreciation for qualifying property placed in service after December 31, 2024, and modifies the limitation on business interest expense under Internal Revenue Code Section 163(j) to be based on 30% of adjusted taxable income determined using an EBITDA measure, rather than EBIT. These provisions are effective for tax years beginning after December 31, 2024, and therefore apply to the Company’s 2025 tax year.

As the legislation was enacted after the balance sheet date, its provisions did not impact the Company’s income tax provision or financial position as of June 30, 2025. The Company is currently evaluating the impact of the new law on its income tax position, cash flows, and financial statements for the remainder of 2025 and future periods.

Based on a preliminary assessment, the Company expects the reinstatement of 100% bonus depreciation and the revised business interest limitation to accelerate tax deductions in the second half of 2025. These changes are expected to reduce the Company’s estimated income tax payable recorded as of June 30, 2025 by approximately $4.5 million, resulting in the recognition of a net tax receivable and a corresponding increase in deferred tax liabilities of approximately $4.5 million.

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

Truckload services revenues, excluding fuel surcharges, represented 69.4% and 66.5% of total revenues, excluding fuel surcharges, for the quarters ended June 30, 2025, and 2024, respectively. The remaining operating revenues, before fuel surcharges, for the same periods were generated from brokerage and logistics services, representing 30.6% and 33.5%, respectively.

The main factors that impact our profitability on the expense side are the costs incurred in transporting freight for our customers. Currently, our most challenging costs include capital equipment, wage and benefits costs, driver recruitment, training, independent broker costs (which we record as purchased transportation), maintenance, fuel and insurance costs.

In discussing our results of operations, we use revenue, before fuel surcharge (and fuel expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended June 30, 2025 and 2024, approximately $17.3 million and $22.7 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the six months ended June 30, 2025 and 2024, approximately $36.0 million and $44.4 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are reported net of fuel surcharges.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	41.7	38.6	41.5	39.5
Operating supplies and expenses	12.3	11.5	12.9	12.0
Rent and purchased transportation	30.2	26.7	28.0	24.5
Depreciation	23.0	17.3	23.4	17.8
Insurance and claims	5.5	5.1	5.3	4.9
Other	4.6	4.6	4.6	5.2
(Gain)/loss on sale or disposal of property	(4.8)	(0.1)	(4.0)	0.0
Total operating expenses	112.5	103.7	111.7	103.9
Operating loss	(12.5)	(3.7)	(11.7)	(3.9)
Non-operating income	2.4	0.1	2.5	1.8
Interest expense	(4.2)	(2.9)	(4.2)	(2.7)
Loss before income taxes	(14.3)	(6.5)	(13.4)	(4.8)

THREE MONTHS ENDED JUNE 30, 2025 VS. THREE MONTHS ENDED JUNE 30, 2024

During the second quarter of 2025, truckload services revenue, before fuel surcharges, decreased 12.9% to $92.8 million as compared to $106.6 million during the second quarter of 2024. The decrease relates primarily to an 11.9% decrease in total miles travelled from 45.8 million for the second quarter of 2024 to 40.4 million for the second quarter of 2025 and to a 2.4% decrease in our rate per mile, from $2.09 for the second quarter of 2024 to $2.04 for the second quarter of 2025. The reduction in total miles was primarily driven by a 10.7% reduction in the average number of trucks operated while the average miles driven by each truck for the second quarter of 2025 compared to the second quarter of 2024 remained relatively flat. The reduction in truck count and miles is a result of the ongoing freight recession, characterized by an oversupply of available trucks in the market compared to available freight.

Salaries, wages and benefits increased from 38.6% of revenues, before fuel surcharges, in the second quarter of 2024 to 41.7% of revenues, before fuel surcharges, during the second quarter of 2025. The percentage-based increase relates primarily to the interaction of a decrease in operating revenues with the fixed-cost nature of employing human capital.

Operating supplies and expenses increased from 11.5% of revenues, before fuel surcharges, during the second quarter of 2024 to 12.3% of revenues, before fuel surcharges, during the second quarter of 2025. The increase relates primarily to the interaction of expenses with fixed-cost characteristics, such as rents, driver training schools and operating taxes and licenses with a decrease in revenue.

Rent and purchased transportation increased from 26.7% of revenues, before fuel surcharges, during the second quarter of 2024 to 30.2% of revenues, before fuel surcharges, during the second quarter of 2025. The increase was primarily due to a quarter-over-quarter increase in the percentage of miles driven by third-party owner-operators as opposed to company-employed drivers.

Depreciation increased from 17.3% of revenues, before fuel surcharges, during the second quarter of 2024 to 23.0% of revenues, before fuel surcharges, during the second quarter of 2025. The increase is primarily attributed to management’s change in accounting estimates related to the salvage values and useful lives of revenue equipment during the year ended December 31, 2024. During 2024, the Company conducted a review of its revenue equipment and determined that changes in market conditions and expected asset usage warranted a revision to the estimated useful lives and salvage values of certain equipment. As a result, during the year ended December 31, 2024, the Company reduced the estimated useful lives of its trailer equipment and lowered the estimated salvage values of revenue equipment to better reflect their expected residual values at the end of their service periods. This change in accounting estimates shortened the depreciable life and increased the depreciable base for a significant portion of the company’s revenue equipment, thus increasing future monthly depreciation expense for the affected assets. In addition to the effect from the Company’s previous change in accounting estimate, the year-over-year increase can also be attributed to the interaction of a decrease in operating revenues with the fixed-cost nature of depreciation expense.

Gain on disposition of equipment increased from 0.1% of revenues, before fuel surcharges, during the second quarter of 2024 to 4.8% of revenues, before fuel surcharges, during the second quarter of 2025.The increase was primarily due to the disposition of revenue equipment effected by management’s change in accounting estimates related to the salvage value and useful lives of revenue equipment during the year ended December 31, 2024. The reduced estimated salvage values had a direct impact on gains recognized when disposing revenue equipment during the six months ended June 30, 2025.

Non-operating income increased from 0.1% of revenues, before fuel surcharges, during the second quarter of 2024 to 2.4% of revenues, before fuel surcharges, during the second quarter of 2025. The increase was primarily driven by growth in the market value of our marketable equity securities as of June 30, 2025, compared to the same date in 2024.

Interest expense increased from 2.9% of revenues, before fuel surcharges, during the second quarter of 2024 to 4.2% of revenues, before fuel surcharges, during the second quarter of 2025. The increase is attributed to the Company’s increased long-term debt from $266.0 million at June 30, 2024 to $331.2 million at June 30, 2025, coupled with an increase in interest rates as the Company’s weighted average interest rate increased from 4.55% in 2024 to 5.10% in 2025.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 103.7% for the second quarter of 2024 to 112.5% for the second quarter of 2025.

SIX MONTHS ENDED JUNE 30, 2025 VS. SIX MONTHS ENDED JUNE 30, 2024

For the six months ended June 30, 2025, truckload services revenue, before fuel surcharges, decreased 11.3% to $185.3 million as compared to $208.8 million for the six months ended June 30, 2024. The decrease relates primarily to a 9.3% decrease in total miles travelled from 89.9 million during the first six months of 2024 to 81.6 million for the first six months of 2025 and to a 2.8% decrease in our rate per mile, from $2.10 for the first six months of 2024 to $2.04 for the first six months of 2025. The reduction in total miles was primarily driven by a 7.2% reduction in the average number of trucks operated while the average miles driven by each truck remained relatively flat when comparing the six months ending June 30, 2025 to the six months ending June 30, 2024. The reduction in truck count and miles is a result of the ongoing freight recession, characterized by an oversupply of available trucks in the market compared to available freight.

Salaries, wages and benefits increased from 39.5% of revenues, before fuel surcharges, in the first six months of 2024 to 41.5% of revenues, before fuel surcharges, during the first six months of 2025. The percentage-based increase relates primarily to the interaction of a decrease in operating revenues with the fixed-cost nature of employing human capital.

Operating supplies and expenses increased from 12.0% of revenues, before fuel surcharges, in the first six months of 2024 to 12.9% of revenues, before fuel surcharges, during the first six months of 2025. The increase relates primarily to the interaction of expenses with fixed-cost characteristics, such as rents, driver training schools and operating taxes and licenses with a decrease in revenue.

Rent and purchased transportation increased from 24.5% of revenues, before fuel surcharges, in the first six months of 2024 to 28.0% of revenues, before fuel surcharges, during the first six months of 2025. The increase was primarily due to a quarter-over-quarter increase in the percentage of miles driven by third-party owner-operators as opposed to company-employed drivers.

Depreciation increased from 17.8% of revenues, before fuel surcharges, during the first six months of 2024 to 23.4% of revenues, before fuel surcharges, during the first six months of 2025. The increase is primarily attributed to management’s change in accounting estimates related to the salvage values and useful lives of revenue equipment during the year ended December 31, 2024. In addition to the effect from the Company’s previous change in accounting estimate, the year-over-year increase can also be attributed to the interaction of a decrease in operating revenues with the fixed-cost nature of depreciation expense.

Gain on disposition of equipment increased from 0.0% of revenues, before fuel surcharges, during the first six months of 2024 to 4.0% of revenues, before fuel surcharges, during the first six months of 2025. The increase was primarily due to the disposition of revenue equipment effected by management’s change in accounting estimates related to the salvage value and useful lives of revenue equipment during the year ended December 31, 2024. The reduced estimated salvage values had a direct impact on gains recognized when disposing revenue equipment during the six months ended June 30, 2025.

Non-operating income increased from 1.8% of revenues, before fuel surcharges, during the first six months of 2024 to 2.5% of revenues, before fuel surcharges, during the first six months of 2025. The increase was primarily driven by growth in the market value of our marketable equity securities as of June 30, 2025, compared to the same date in 2024.

Interest expense increased from 2.7% of revenues, before fuel surcharges, during the first six months of 2024 to 4.2% of revenues, before fuel surcharges, during the first six months of 2025. The increase is attributed to the Company’s increased long-term debt from $266.0 million at June 30, 2024 to $331.2 million at June 30, 2025, coupled with an increase in interest rates as the Company’s weighted average interest rate increased from 4.55% in 2024 to 5.10% in 2025.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 103.9% for the first six months of 2024 to 111.7% for the first six months of 2025.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	5.2	4.9	5.6	4.8
Rent and purchased transportation	89.9	86.4	89.1	86.2
Other	3.6	2.6	3.6	2.9
Total operating expenses	98.7	93.9	98.3	93.9
Operating income	1.3	6.1	1.7	6.1
Non-operating income	0.1	0.2	0.0	0.2
Interest expense	(0.3)	(0.5)	(0.3)	(0.5)
Income before income taxes	1.1	5.8	1.4	5.8

THREE MONTHS ENDED JUNE 30, 2025 VS. THREE MONTHS ENDED JUNE 30, 2024

During the second quarter of 2025, logistics and brokerage services revenue, before fuel surcharges, decreased 23.6% to $41.0 million as compared to $53.7 million during the second quarter of 2024. The decrease was primarily related to a 33.7% decrease in the number of brokered loads during the second quarter 2025 as compared to 2024.

Rents and purchased transportation increased from 86.4% of revenues, before fuel surcharges, during the second quarter of 2024 to 89.9% of revenues, before fuel surcharges, during the second quarter of 2025. The increase results from paying third-party carriers a larger percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 93.9% for the second quarter of 2024 to 98.7% for the second quarter of 2025.

SIX MONTHS ENDED JUNE 30, 2025 VS. SIX MONTHS ENDED JUNE 30, 2024

During the first six months of 2025, logistics and brokerage services revenue, before fuel surcharges, decreased 24.2% to $85.3 million as compared to $112.4 million during the first six months of 2024. The decrease was primarily related to a 30.9% decrease in the number of brokered loads during the first six months of 2025 as compared to the first six months of 2024.

Rents and purchased transportation increased from 86.2% of revenues, before fuel surcharges, during the first six months of 2024 to 89.1% of revenues, before fuel surcharges, during the first six months of 2025. The increase results from paying third-party carriers a larger percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 93.9% for the first six months of 2024 to 98.3% for the first six months of 2025.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED JUNE 30, 2025 VS. THREE MONTHS ENDED JUNE 30, 2024

Net loss for all divisions was approximately $9.6 million, or 7.2% in excess of revenues, before fuel surcharges, for the second quarter of 2025 as compared to net loss of $2.9 million, or 1.8% in excess of revenues, before fuel surcharges, for the second quarter of 2024. The decrease in net income resulted in diluted loss per share of $0.46 for the second quarter of 2025 as compared to diluted loss per share of $0.13 for the second quarter of 2024.

SIX MONTHS ENDED JUNE 30, 2025 VS. SIX MONTHS ENDED JUNE 30, 2024

For the first six months of 2025, net loss for all divisions was approximately $17.8 million, or 6.6% in excess of revenues, before fuel surcharges as compared to net loss of $2.6 million, or 0.8% of revenues, before fuel surcharges for the first six months of 2024. The decrease in net income resulted in a diluted loss per share of $0.83 for the first six months of 2025 as compared to diluted loss per share of $0.12 for the first six months of 2024.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, borrowings under our lines of credit, installment notes, investment margin account, and issuances of equity securities.

During the first six months of 2025, we generated $17.2 million in cash from operating activities. Investing activities generated $7.7 million in cash in the first six months of 2025. Financing activities used $24.0 million in cash in the first six months of 2025.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes with fixed interest rates and terms ranging from 36 to 84 months, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first six months of 2025, we utilized cash on hand and long-term debt to finance purchases of revenue equipment and other assets of approximately $18.1 million.

During the remainder of 2025, we expect to purchase approximately 188 new trucks and 650 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $25.1 million.

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

During the first six months of 2025, we maintained a revolving line of credit with a borrowing limit of $60.0 million. Under this credit facility, amounts outstanding under the line bear interest at Term SOFR plus 1.85% (6.20% at June 30, 2025), are secured by our trade accounts receivable and mature on July 1, 2027. The credit facility also establishes an “unused fee” of 0.25% if average borrowings are less than $18.0 million. At June 30, 2025, we had no outstanding borrowings against the line of credit and approximately $0.2 million of outstanding letters of credit, with availability to borrow $59.8 million.

The loan agreement requires us to maintain a debt to adjusted EBITDA (earnings before interest, taxes, depreciation, and amortization, excluding gains and losses on equity securities and extraordinary items, calculated on a rolling four-quarter basis) ratio of less than 4.00 to 1.00 as of the end of each calendar quarter. As of June 30, 2025, we were not in compliance with this financial covenant. The elevated debt to adjusted EBITDA ratio was primarily the result of increased funded debt related to the purchase of $144.2 million of revenue equipment during 2024, most of which was financed, combined with a decrease in trailing twelve-month adjusted EBITDA due to the phasing out of earlier, more favorable quarters from the rolling four-quarter calculation. The agreement provides a 45-day cure period for financial covenant violations, during which we are not deemed to be in default of the loan agreement. On August 7, 2025, within the permitted cure period, we received a written waiver from the lender for the covenant violation applicable to the period ended June 30, 2025. We remain in compliance with all other covenants under the agreement as of the date of this filing.

We are currently working with the lender to amend the financial covenant terms of the agreement on a prospective basis and anticipate having a revised covenant metric in place prior to the end of the quarter, ending September 30, 2025. However, we cannot guarantee that we will reach an agreement with the lender to revise this metric for future quarters on terms favorable to us or at all. If we are unable to reach an agreement with the lender to revise the financial covenant and do not meet the current covenant as of September 30, 2025, we would need to seek an additional waiver from the lender or obtain an alternative source of funding to supplement our cash flows. While we have not borrowed any funds under the line of credit during 2025, any failure to meet this covenant in a future quarter or obtain a waiver from the lender within the applicable cure period would accelerate our payment obligations with respect to any future amounts that we may borrow under the credit facility and prevent us from making further borrowings under the facility, either of which could materially and adversely affect our future liquidity.

Prepaid expenses and deposits decreased from $11.6 million at December 31, 2024 to $8.5 million at June 30, 2025. The decrease relates to the normal amortization of items prepaid as of December 31, 2024.

Our marketable equity securities portfolio grew $5.8 million during the first six months of 2025 from $42.6 million at December 31, 2024 to $48.4 million at June 30, 2025. The increase was driven entirely by unrealized gains due to favorable market value changes in the underlying equity holdings.

Revenue equipment decreased from $733.2 million at December 31, 2024 to $672.6 million at June 30, 2025. The decrease is primarily due to the disposition of aging trucks and trailers during the first six months of 2025, partially offset by purchases of new trucks and trailers during the first six months of 2025.

During the first six months of 2025, our current income tax position shifted from a net refundable asset of $2.3 million at December 31, 2024 to a net payable liability of $1.8 million at June 30, 2025. This change was primarily driven by the reversal of previously recognized temporary differences, most notably those related to accelerated depreciation. The transition was expected and reflects the normal timing of cash tax obligations in relation to book-tax differences. In connection with these reversals, our deferred income tax liability also decreased from $92.5 million at December 31, 2024 to $81.8 million at June 30, 2025. The reduction primarily reflects the realization of deferred tax liabilities established in prior periods for the same temporary differences, most notably those related to accelerated depreciation.

In July 2025, the federal government enacted new tax legislation that includes several provisions applicable to tax years beginning after December 31, 2024. Two provisions are particularly relevant to our business. First, the law restores 100% bonus depreciation for qualifying capital assets placed in service after 2024, reversing the previously scheduled phase-down. This change is expected to increase our near-term deductions for fleet and facility investments and may reduce our cash tax obligations in future periods. Second, the legislation reinstates the more favorable EBITDA-based limitation on the deductibility of business interest under Section 163(j), replacing the prior EBIT-based calculation. As a capital-intensive operator that finances a portion of its asset base, this change will enhance our ability to deduct interest expense and reduce future cash tax liabilities. Since the legislation was enacted after June 30, 2025, it did not affect our income tax provision or financial position as of that date. We are currently evaluating the broader implications of the new law on our liquidity, effective tax rate, and capital planning strategies for the remainder of 2025 and future periods. Based on a preliminary assessment, the Company expects the reinstatement of 100% bonus depreciation and the revised business interest limitation to accelerate tax deductions in the second half of 2025. These changes are expected to reduce the Company’s estimated income tax payable recorded as of June 30, 2025 by approximately $4.5 million, resulting in the recognition of a net tax receivable and a corresponding increase in deferred tax liabilities of approximately $4.5 million.

Accounts payable and accrued expenses remained relatively flat over the quarter, with balances of $31.0 million and $16.6 million, respectively at June 30, 2025 compared to $31.2 million and $14.6 million, respectively, at December 31, 2024.

Long-term debt and current maturities of long term-debt are reviewed on an aggregate basis, as the classification of amounts in each category are typically affected merely by the passage of time. Long-term debt and current maturities of long-term debt, on an aggregate basis, increased from $325.6 million at December 31, 2024 to $331.2 million at June 30, 2025. The increase was primarily related to the financing of additional revenue equipment during the first six months of 2025.

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

The following sensitivity analyses do not consider the effects that an adverse change may have on the overall economy, nor do they consider additional actions we may take to mitigate our exposure to such changes. The actual results of changes in prices or rates may differ materially from the hypothetical results described below.

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities increased to $48.4 million at June 30, 2025 from $42.6 million at December 31, 2024. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $4.8 million. For additional information with respect to the marketable equity securities, see Note D to our condensed consolidated financial statements.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 3, 2025, the Company commenced a tender offer to repurchase up to 435,000 shares of the Company’s outstanding common stock at a price of not greater than $17.00 nor less than $14.00 per share. On April 11, 2025, the Company amended the terms of the tender offer to increase the minimum purchase price for shares purchased in the tender offer to $14.50 per share. Following the expiration of the tender offer on May 1, 2025, the Company accepted 870,000 shares of its common stock for purchase at $17.00 per share, at an aggregate purchase price of approximately $14.8 million, excluding fees and expenses related to the offer. The number of shares purchased by the Company reflects the Company’s right to purchase additional shares in the tender offer up to an additional 2% of its outstanding shares. The Company funded the purchase of the accepted shares tendered with available cash and accounted for the repurchase of these shares as treasury stock on the Company’s condensed consolidated balance sheet as of June 30, 2025.

The following table summarizes the Company’s common stock repurchases during the second quarter of 2025. No shares were purchased during the quarter other than through the 2025 tender offer, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser.”

Issuer Purchases of Equity Securities
Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1-30, 2025	-		-	-	474,016
May 1-31, 2025	870,000	(2)	17.00	-	474,016
June 1-30, 2025	-		-	-	474,016
Total	870,000		$17.00	-

(1)	The Company’s stock repurchase program does not have an expiration date.
(2)	Consists of shares purchased pursuant to the 2025 tender offer.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of PAMT CORP (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed on November 12, 2024)
3.2	Bylaws of PAMT CORP (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed on November 12, 2024)
10.1	Form of Amended and Restated Indemnification Agreement (incorporate by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on May 12, 2025)
10.2	Consulting Agreement between the Company and Joseph A. Vitiritto, dated May 19, 2025 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on May 23, 2025)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAMT CORP

Dated: August 8, 2025	By: /s/ Lance K. Stewart
Lance K. Stewart
President and Chief Executive Officer
(principal executive officer)

Dated: August 8, 2025	By: /s/ Daniel C. Kleine
Daniel C. Kleine
Senior Vice President of Finance and Treasurer
(principal accounting and financial officer)