Form 10-Q
period 2025-09-30
PAMT CORP
filed 2025-11-05
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 21, 2025
Common Stock, $.01 Par Value	20,926,020

PAMT CORP

Form 10-Q

For the Quarter Ended September 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PAMT CORP AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited) (in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$68,760	$68,060
Accounts receivable-net:
Trade, less current estimated credit loss of $8,253 and $6,636, respectively	76,257	79,967
Other	5,492	4,854
Inventories	2,272	2,433
Prepaid expenses and deposits	8,033	11,555
Marketable equity securities	46,802	42,620
Income taxes refundable	2,526	2,281
Total current assets	210,142	211,770

Property and equipment:
Land	29,324	30,426
Structures and improvements	55,723	53,620
Revenue equipment	681,668	733,181
Office furniture and equipment	17,201	19,263
Total property and equipment	783,916	836,490
Accumulated depreciation	(282,625)	(309,272)
Net property and equipment	501,291	527,218

Other assets	3,814	2,666

TOTAL ASSETS	$715,247	$741,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,058	$31,198
Accrued expenses and other liabilities	15,721	14,569
Current maturities of long-term debt	68,831	73,017
Total current liabilities	117,610	118,784

Long-term debt - less current portion	273,596	252,565
Deferred income taxes	84,030	92,547
Other long-term liabilities	499	250
Total liabilities	475,735	464,146

COMMITMENTS AND CONTINGENCIES (Note L)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 22,377,606 and 22,364,120 shares issued; 20,926,020 and 21,782,534 shares outstanding at September 30, 2025 and December 31, 2024, respectively	224	224
Additional paid-in capital	41,459	41,171
Treasury stock, at cost; 1,451,586 and 581,586 shares at September 30, 2025 and December 31, 2024, respectively	(28,924)	(13,996)
Retained earnings	226,753	250,109
Total stockholders’ equity	239,512	277,508

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$715,247	$741,654

See notes to condensed consolidated financial statements.

PAMT CORP AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
OPERATING REVENUES:
Revenue, before fuel surcharge	$132,948	$160,799	$403,455	$481,980
Fuel surcharge	17,316	21,778	53,285	66,136
Total operating revenues	150,264	182,577	456,740	548,116

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	39,677	44,736	121,342	132,559
Operating supplies and expenses	29,115	34,982	89,529	105,002
Rent and purchased transportation	61,512	73,129	189,351	221,210
Depreciation	19,805	17,741	64,119	55,381
Insurance and claims	5,047	4,768	14,995	15,093
Other	4,822	5,121	14,806	18,052
Gain on disposition of equipment	(4,003)	(209)	(11,431)	(109)
Total operating expenses and costs	155,975	180,268	482,711	547,188

OPERATING (LOSS)/INCOME	(5,711)	2,309	(25,971)	928

NON-OPERATING INCOME	2,528	3,744	7,277	7,891
INTEREST EXPENSE	(4,479)	(2,936)	(12,553)	(9,104)

(LOSS)/INCOME BEFORE INCOME TAXES	(7,662)	3,117	(31,247)	(285)

FEDERAL AND STATE INCOME TAX (BENEFIT)/EXPENSE:
Current	(4,315)	9	625	68
Deferred	2,240	696	(8,516)	(136)
Total federal and state income tax (benefit)/expense	(2,075)	705	(7,891)	(68)

NET (LOSS)/INCOME	$(5,587)	$2,412	$(23,356)	$(217)

(LOSS)/EARNINGS PER COMMON SHARE:
Basic	$(0.27)	$0.11	$(1.10)	$(0.01)
Diluted	$(0.27)	$0.11	$(1.10)	$(0.01)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	20,926	21,771	21,305	21,911
Diluted	20,926	21,825	21,305	21,911

See notes to condensed consolidated financial statements.

PAMT CORP AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Nine Months Ended
	September 30,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(23,356)	$(217)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	64,119	55,381
Bad debt expense	1,618	2,445
Stock compensation-net of excess tax benefits	325	550
Provision for deferred income taxes	(8,516)	(136)
Gain on marketable equity securities	(2,455)	(3,907)
Gain on sale or disposition of equipment	(11,431)	(109)
(Gain)/loss on sale of marketable equity securities	(1,308)	108
Changes in operating assets and liabilities:
Accounts receivable	1,454	(14,264)
Prepaid expenses, deposits, inventories, and other assets	3,371	5,631
Income taxes refundable	(245)	-
Income taxes payable	-	(441)
Trade accounts payable	(961)	(463)
Accrued expenses and other liabilities	527	(786)
Net cash provided by operating activities	23,142	43,792

INVESTING ACTIVITIES:
Purchases of property and equipment	(21,572)	(85,577)
Proceeds from disposition of equipment	43,903	27,849
Sales of marketable equity securities	3,818	2,797
Purchases of marketable equity securities	(4,238)	-
Net cash provided (used in) by investing activities	21,911	(54,931)

FINANCING ACTIVITIES:
Borrowings under lines of credit	474,768	569,628
Repayments under lines of credit	(474,768)	(569,628)
Borrowings of long-term debt	30,000	11,894
Repayments of long-term debt	(59,425)	(48,032)
Borrowings under margin account	1,807	-
Repayments under margin account	(1,807)	-
Repurchases of common stock	(14,928)	(5,259)
Net cash used in financing activities	(44,353)	(41,397)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	700	(52,536)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -Beginning of period	68,060	100,614

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -End of period	$68,760	$48,078

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$12,504	$9,146
Income taxes	$886	$673

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable	$3,034	$856

See notes to condensed consolidated financial statements.

PAMT CORP AND SUBSIDIARIES Condensed Consolidated Statements of Stockholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2025	21,783	$224	$41,171	$(13,996)	$250,109	$277,508

Net loss	-	-	-	-	(8,142)	(8,142)

Restricted stock issued	8	-	(37)	-	-	(37)

Stock based compensation	-	-	266	-	-	266

Balance at March 31, 2025	21,791	$224	$41,400	$(13,996)	$241,967	$269,595

Net Loss	-	-	-	-	(9,627)	(9,627)

Treasury stock repurchases	(870)	-	-	(14,928)	-	(14,928)

Restricted stock issued	5	-	-	-	-	-

Stock based compensation	-	-	(126)	-	-	(126)

Balance at June 30, 2025	20,926	$224	$41,274	$(28,924)	$232,340	$244,914

Net Loss	-	-	-	-	(5,587)	(5,587)

Stock based compensation	-	-	185	-	-	185

Balance at September 30, 2025	20,926	$224	$41,459	$(28,924)	$226,753	$239,512

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2024	22,021	$223	$40,825	$(8,736)	$281,904	$314,216

Net Income	-	-	-	-	281	281

Restricted stock issued	14	-	(46)	-	-	(46)

Stock based compensation	-	-	192	-	-	192

Balance at March 31, 2024	22,035	$223	$40,971	$(8,736)	$282,185	$314,643

Net Loss	-	-	-	-	(2,910)	(2,910)

Treasury stock repurchases	(285)	-	-	(5,259)	-	(5,259)

Restricted stock issued	5	-	-	-	-	-

Stock based compensation	-	-	200	-	-	200

Balance at June 30, 2024	21,755	$223	$41,171	$(13,995)	$279,275	$306,674

Net Income	-	-	-	-	2,412	2,412

Treasury stock repurchases	-	-	-	(1)	-	(1)

Restricted stock issued	28	1	-	-	-	1

Restricted stock net settlement	-	-	(329)	-	-	(329)

Stock based compensation	-	-	157	-	-	157

Balance at September 30, 2024	21,783	$224	$40,999	$(13,996)	$281,687	$308,914

See notes to condensed consolidated financial statements.

PAMT CORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2025

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine-month period ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2024.

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

The Company has reviewed other recently issued accounting standards and determined they are not expected to have a material impact on its consolidated financial statements.

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

Revenue is recognized over time as the freight progresses towards its destination and the transportation service obligation is fulfilled. For loads picked up during the reporting period, but delivered in a subsequent reporting period, revenue is allocated to each period based on the transit time in each period as a percentage of total transit time. The contract asset, or the amount of remaining performance obligation relating to loads in process, at September 30, 2025 was $3.1 million compared to $2.3 million at December 31, 2024. Recorded contract assets are included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accrued expenses and other liabilities line items for the estimated expenses on these same in-process loads. The Company had no contract liabilities associated with our operations as of September 30, 2025 and December 31, 2024, respectively.

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

The following table sets forth market value, cost, and unrealized gains on equity securities as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
	(in thousands)
Fair market value	$46,802	$42,620
Cost	28,821	27,094
Unrealized gain	$17,981	$15,526

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
	(in thousands)
Gross unrealized gains	$19,895	$17,215
Gross unrealized losses	1,914	1,689
Net unrealized gain	$17,981	$15,526

The following table shows the Company’s net realized gains (losses) during the three and nine months ending on September 30, 2025 and 2024, respectively, on certain marketable equity securities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)
Sales proceeds	$3,075	$166	$3,818	$2,797
Cost of securities sold	1,477	90	2,510	2,905
Realized gain (loss)	$1,598	$76	$1,308	$(108)

For the quarter ended September 30, 2025, the Company recognized dividends received of approximately $316,000 in non-operating income in its condensed consolidated statements of operations. For the nine months ended September 30, 2025, the Company recognized dividends received of approximately $1,150,000 in non-operating income in its condensed consolidated statements of operations.

The Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of September 30, 2025, the Company had no outstanding borrowings under its margin account, which is no change from December 31, 2024 when the Company had no outstanding borrowings under the same account. Margin account borrowings, when utilized, are used for the purchase of marketable equity securities and as a source of short-term liquidity and are included in accrued expenses and other liabilities on our condensed consolidated balance sheets.

Our marketable equity securities portfolio had a net unrealized pre-tax gain in market value of approximately $1,392,000 during the third quarter of 2025, and a net unrealized pre-tax gain in market value of approximately $2,365,000 during the third quarter of 2024, which were reported as non-operating income in its condensed consolidated statements of operations for the respective periods.

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

In August 2025, the Company granted awards of restricted stock units representing 100,000 shares of common stock to its Chief Executive Officer under the 2024 Plan. The stock award had a grant date fair value of $12.15 per share, based on the closing price of the Company’s stock on the date of grant. The awarded share units will vest in four equal installments beginning on February 9, 2026.

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

The total grant date fair value of stock vested during the first nine months of 2025 was approximately $437,000. The total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits during the first nine months of 2025, was approximately $325,000 and includes approximately $45,000 recognized as a result of the issuance of shares to certain non-employee directors. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.01 during the first nine months of 2025. As of September 30, 2025, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $2,178,000, which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $228,000 in additional compensation expense related to unvested stock awards during the remainder of 2025 and to recognize approximately $644,000, $545,000, and $537,000 in additional compensation expense related to unvested stock-based awards during the years 2026, 2027, and 2028, respectively.

The total grant date fair value of stock vested during the first nine months of 2024 was approximately $928,000. The total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits during the first nine months of 2024, was approximately $550,000 and included approximately $38,000 recognized as a result of the issuance of shares to certain non-employee directors. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.02 during the first nine months of 2024. As of September 30, 2024, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1,536,000, which was being amortized on a straight-line basis over the remaining vesting period.

A summary of the status of the Company’s non-vested stock awards as of September 30, 2025, and changes during the nine months ended September 30, 2025, is as follows:

	Stock Awards
	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2025	128,591	$13.79
Unrestricted Shares Issued	2,862	15.71
Restricted Stock Units Issued	200,000	14.13
Canceled/forfeited/expired	(141,329)	11.90
Vested	(15,862)	27.52
Non-vested at September 30, 2025	174,262	$14.49

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

Truckload Services revenues and Brokerage and Logistics Services revenues, each before fuel surcharges, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands)

Truckload Services revenue	$91,189	68.6	$110,609	68.8	$276,442	68.5	$319,363	66.3
Brokerage and Logistics Services revenue	41,759	31.4	50,190	31.2	127,013	31.5	162,617	33.7
Total revenues	$132,948	100.0	$160,799	100.0	$403,455	100.0	$481,980	100.0

The Company provides truckload transportation services as well as brokerage and logistics services to customers throughout the United States and portions of Canada and Mexico. The table below presents revenue dollars and percentages, each including fuel surcharges, by geographic area:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentage data)

United States - domestic shipments	$82,919	55.2	$111,031	60.8	$250,925	54.9	$347,748	63.4
Shipments to or from Mexico	$67,062	44.6	$71,287	39.0	$204,838	44.9	$199,496	36.4
Shipments to or from Canada	$283	0.2	$259	0.2	$977	0.2	$872	0.2
Total	$150,264	100.0	$182,577	100.0	$456,740	100.0	$548,116	100.0

NOTE G: TREASURY STOCK

The Company’s stock repurchase program has been extended and expanded several times, most recently in July 2023, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. As of September 30, 2025, there remain 474,016 shares of common stock authorized for repurchase under this plan.

On April 3, 2025, the Company commenced a tender offer to repurchase up to 435,000 shares of the Company’s outstanding common stock at a price of not greater than $17.00 nor less than $14.00 per share. On April 11, 2025, the Company amended the terms of the tender offer to increase the minimum purchase price for shares purchased in the tender offer to $14.50 per share. Following the expiration of the tender offer on May 1, 2025, the Company accepted 870,000 shares of its common stock for purchase at $17.00 per share, at an aggregate purchase price of approximately $14.8 million, excluding fees and expenses related to the offer. The number of shares purchased by the Company reflects the Company’s right to purchase additional shares in the tender offer up to an additional 2% of its outstanding shares. The Company funded the purchase of the accepted shares tendered with available cash and accounted for the repurchase of these shares as treasury stock on the Company’s condensed consolidated balance sheet as of September 30, 2025.

The Company accounts for treasury stock using the cost method. As of September 30, 2025, 1,451,586 shares were held in the treasury at an aggregate cost of approximately $28,924,000.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands, except per share data)

Net (Loss)/Income	$(5,587)	$2,412	$(23,356)	$(217)

Basic weighted average common shares outstanding	20,926	21,771	21,305	21,911
Dilutive effect of common stock equivalents	-	54	-	-
Diluted weighted average common shares outstanding	20,926	21,825	21,305	21,911

Basic (loss)/earnings per share	$(0.27)	$0.11	$(1.10)	$(0.01)
Diluted (loss)/earnings per share	$(0.27)	$0.11	$(1.10)	$(0.01)

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, Accounting for Income Taxes, weighs all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of September 30, 2025, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of September 30, 2025, an adjustment to the Company’s condensed consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the nine months ended September 30, 2025 and 2024, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company’s effective income tax rates were 25.3% and 23.8% for the nine months ended September 30, 2025 and 2024, respectively. Our effective tax rate for the nine months ended September 30, 2025 differs from amounts computed by applying the United States federal statutory rates to pre-tax income primarily due to state income taxes.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law. Among other provisions, the legislation reinstated 100% bonus depreciation for qualifying property acquired and placed in service after January 19, 2025, and modified the limitation on business interest expense under Internal Revenue Code Section 163(j) to be based on 30% of adjusted taxable income determined using an EBITDA measure, rather than EBIT. These provisions are effective for tax years beginning after December 31, 2024, and therefore apply to the Company’s 2025 tax year.

As a result of these provisions, the Company recorded accelerated depreciation deductions and recognized previously disallowed interest expense, which collectively increased current-year deductible expenses and are expected to result in a projected federal net operating loss position for the year ending December 31, 2025. The enactment of the OBBBA resulted in a material impact  to the Company’s current and deferred income tax balances reflected on the condensed consolidated balance sheet and income statement for the quarter ended September 30, 2025. The net operating loss partially offset previously recorded deferred tax balances, resulting in a net decrease of $8.5 million in deferred tax liabilities as of September 30, 2025 compared to December 31, 2024.

The effects of the OBBBA have been reflected in the Company’s current and deferred tax calculations as of September 30, 2025, in accordance with ASC 740-10-45-15, which requires the Company to recognize the impact of enacted changes in tax laws on both current tax expense and deferred tax assets and liabilities in the period of enactment, and to provide sufficient disclosure so that users of the financial statements understand the effect of such changes on the Company’s financial position and results of operations.

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

At September 30, 2025, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$46,802	$46,802	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at September 30, 2025 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$342,427	$340,931

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE

During the first nine months of 2025, the Company’s subsidiaries entered into installment obligations totaling approximately $76.3 million for the purpose of purchasing revenue equipment and other assets. These obligations are payable in monthly installments and are recorded in long-term debt and current maturities on the condensed consolidated balance sheets. The terms of these obligations range from 60 to 84 months.

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

Right-of-Use Leases

The Company is party to an operating lease with initial terms of three years and does not provide an option for early cancellation. In accordance with the provisions of ASC Topic 842, this lease resulted in the recognition of a right-of-use asset and corresponding operating lease liability of $0.8 million as of September 30, 2025. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using the Company’s incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable. The right-of-use assets are recorded in other assets, and the lease liability is recorded in accrued expenses and other liabilities and in other long-term liabilities on our condensed consolidated balance sheet at September 30, 2025. Lease expense is recorded on a straight-line basis over the lease term and is recorded in rent and purchased transportation in our condensed consolidated statements of operations. While this lease agreement may contain provisions to extend after the initial term for an additional five years, the Company is not reasonably certain these extension options will be exercised. Therefore, potential lease payments that might occur under this extension period are not included in amounts recorded in our condensed consolidated balance sheets as of September 30, 2025.

Scheduled amounts and timing of cash flows arising from future right-of-use operating lease payments at September 30, 2025, are:

Maturity of Lease Liabilities	(in thousands)
2025 (remaining)	$85
2026	344
2027	353
2028 and thereafter	119
Total undiscounted operating lease payments	$901
Less: Imputed interest	(65)
Present value of operating lease liabilities	$836

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$836

Current lease liabilities (recorded in other current liabilities)	$337
Long-term lease liabilities (recorded in other long-term liabilities)	499
Total operating lease liabilities	$836

Other Information
Weighted-average remaining lease term for operating leases (in years)	2.58
Weighted-average discount rate for operating leases	5.62%

Cash Flows

No new right-of-use assets were recognized as a non-cash asset addition that resulted from new operating lease liabilities during the three months ended September 30, 2025. Cash paid for amounts included in the present value of operating lease liabilities was $0.1 million during the nine months ended September 30, 2025 and is included in operating cash flows within the condensed consolidated statement of cash flows.

Operating Lease Costs

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)

Long-term	$72	$-	$120	$114
Short-term	(411)	927	1,453	2,608
Total	$(339)	$927	$1,573	$2,722

Lease Revenue

The Company's operating lease revenue is disclosed in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)

Leased truck revenue (recorded in revenue, before fuel surcharge)	$2,567	$2,630	$7,794	$7,122
Leased building space revenue (recorded in non-operating income)	203	121	615	360
Total lease revenue	$2,770	$2,751	$8,409	$7,482

The Company leases trucks to owner-operators under operating leases, which generally have a term of up to five years and include options to purchase the truck at the end of the lease. In the event that an owner-operator defaults on their lease, the Company generally leases the truck to another independent contractor.

As of September 30, 2025, the gross carrying value of trucks underlying these leases was $67.3 million and accumulated depreciation was $36.1 million. Depreciation is calculated on a straight-line basis over the estimated useful life of the equipment, down to an estimated salvage value. In most cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed by the manufacturer. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal. During the quarter ended September 30, 2025, the Company incurred $2.4 million of depreciation expense for these assets.

The Company leases dock space to a related party at our Laredo, Texas, terminal. The dock space is depreciated in conjunction with the structures and improvements for the entire Laredo terminal on a straight-line basis over the estimated useful life of the assets. Lease income is recorded as a component of non-operating income in our condensed consolidated statements of operations.

Lease Receivables

Future minimum operating lease payments receivable at September 30, 2025:

(in thousands)

2025 (remaining)	$2,544
2026	6,976
2027	275
2028 and thereafter	-
Total future minimum lease payments receivable	$9,795

NOTE N: NONCASH INVESTING AND FINANCING ACTIVITIES

The Company financed approximately $46.3 million in equipment purchases during the first nine months of 2025 utilizing noncash financing, compared to approximately $75.0 million during the same period of 2024.

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

Truckload services revenues, excluding fuel surcharges, represented 68.6% and 68.8% of total revenues, excluding fuel surcharges, for the quarters ended September 30, 2025, and 2024, respectively. The remaining operating revenues, before fuel surcharges, for the same periods were generated from brokerage and logistics services, representing 31.4% and 31.2%, respectively.

The main factors that impact our profitability on the expense side are the costs incurred in transporting freight for our customers. Currently, our most challenging costs include capital equipment, wage and benefits costs, driver recruitment, training, independent broker costs (which we record as purchased transportation), maintenance, fuel and insurance costs.

In discussing our results of operations, we use revenue, before fuel surcharge (and fuel expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended September 30, 2025 and 2024, approximately $17.3 million and $21.8 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the nine months ended September 30, 2025 and 2024, approximately $53.3 million and $66.1 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are reported net of fuel surcharges.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	40.9	38.2	41.3	39.0
Operating supplies and expenses	12.6	11.7	12.8	11.9
Rent and purchased transportation	26.2	26.7	27.4	25.3
Depreciation	21.3	15.8	22.7	17.1
Insurance and claims	5.4	4.3	5.3	4.7
Other	4.7	4.0	4.6	4.8
(Gain)/loss on sale or disposal of property	(4.4)	(0.2)	(4.1)	-
Total operating expenses	106.7	100.5	110.0	102.8
Operating loss	(6.7)	(0.5)	(10.0)	(2.8)
Non-operating income	2.8	3.3	2.6	2.3
Interest expense	(4.8)	(2.5)	(4.4)	(2.6)
Loss before income taxes	(8.7)	0.3	(11.8)	(3.1)

THREE MONTHS ENDED SEPTEMBER 30, 2025 VS. THREE MONTHS ENDED SEPTEMBER 30, 2024

During the third quarter of 2025, truckload services revenue, before fuel surcharges, decreased 17.6% to $91.2 million as compared to $110.6 million during the third quarter of 2024. The decrease relates primarily to a 10.7% decrease in total miles travelled from 46.5 million for the third quarter of 2024 to 41.5 million for the third quarter of 2025 and to a 2.4% decrease in our rate per mile, from $2.10 for the third quarter of 2024 to $2.06 for the third quarter of 2025. The reduction in total miles was primarily driven by a 10.0% reduction in the average number of trucks operated while the average miles driven by each truck for the third quarter of 2025 compared to the third quarter of 2024 remained relatively flat. The reduction in truck count and miles is a result of the ongoing freight recession, characterized by an oversupply of available trucks in the market compared to available freight.

Salaries, wages and benefits increased from 38.2% of revenues, before fuel surcharges, in the third quarter of 2024 to 40.9% of revenues, before fuel surcharges, during the third quarter of 2025. The percentage-based increase relates primarily to the interaction of a decrease in operating revenues with the fixed-cost nature of employing human capital.

Operating supplies and expenses increased from 11.7% of revenues, before fuel surcharges, during the third quarter of 2024 to 12.6% of revenues, before fuel surcharges, during the third quarter of 2025. The increase relates primarily to the interaction of expenses with fixed-cost characteristics, such as rents, driver training schools and operating taxes and licenses with a decrease in revenue.

Rent and purchased transportation decreased slightly to 26.2% of revenues, before fuel surcharges for the quarter ended September 30, 2025, from 26.7% of revenues, before fuel surcharges during the third quarter of 2024. The decrease was primarily attributable to reduced use of third-party carriers within the Truckload division, as the Company hauled a higher proportion of freight with Company equipment and contracted owner-operators.

Depreciation increased from 15.8% of revenues, before fuel surcharges, during the third quarter of 2024 to 21.3% of revenues, before fuel surcharges, during the third quarter of 2025. The increase is primarily attributed to management’s change in accounting estimates related to the salvage values and useful lives of revenue equipment during the quarter ended December 31, 2024. During the fourth quarter of 2024, the Company conducted a review of its revenue equipment and determined that changes in market conditions and expected asset usage warranted a revision to the estimated useful lives and salvage values of certain equipment. As a result, during the year ended December 31, 2024, the Company reduced the estimated useful lives of its trailer equipment and lowered the estimated salvage values of revenue equipment to better reflect their expected residual values at the end of their service periods. This change in accounting estimates shortened the depreciable life and increased the depreciable base for a significant portion of the company’s revenue equipment, thus increasing future monthly depreciation expense for the affected assets. In addition to the effect from the Company’s previous change in accounting estimate, the year-over-year increase can also be attributed to the interaction of a decrease in operating revenues with the fixed-cost nature of depreciation expense.

Gain on disposition of equipment increased from 0.2% of revenues, before fuel surcharges, during the third quarter of 2024 to 4.4% of revenues, before fuel surcharges, during the third quarter of 2025. The increase was primarily due to the disposition of revenue equipment effected by management’s change in accounting estimates related to the salvage value and useful lives of revenue equipment during the year ended December 31, 2024. The reduced estimated salvage values had a direct impact on gains recognized when disposing revenue equipment during the nine months ended September 30, 2025.

Non-operating income decreased from 3.3% of revenues, before fuel surcharges, during the third quarter of 2024 to 2.8% of revenues, before fuel surcharges, during the third quarter of 2025. The decrease was primarily attributable to smaller unrealized gains reflecting slower market appreciation in the value of the Company’s marketable equity securities, partially offset by higher realized gains from sales of marketable equity securities during the third quarter of 2025 compared to the same period in 2024.

Interest expense increased from 2.5% of revenues, before fuel surcharges, during the third quarter of 2024 to 4.8% of revenues, before fuel surcharges, during the third quarter of 2025. The increase is attributed to the Company’s increased long-term debt from $288.7 million at September 30, 2024 to $342.4 million at September 30, 2025, coupled with an increase in interest rates as the Company’s weighted average interest rate increased from 4.73% in 2024 to 5.19% in 2025.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 100.5% for the third quarter of 2024 to 106.7% for the third quarter of 2025.

NINE MONTHS ENDED SEPTEMBER 30, 2025 VS. NINE MONTHS ENDED SEPTEMBER 30, 2024

For the nine months ended September 30, 2025, truckload services revenue, before fuel surcharges, decreased 13.4% to $276.4 million as compared to $319.4 million for the nine months ended September 30, 2024. The decrease relates primarily to an 11.8% decrease in total miles travelled from 139.5 million during the first nine months of 2024 to 123.1 million for the first nine months of 2025 and to a 2.6% decrease in our rate per mile, from $2.10 for the first nine months of 2024 to $2.05 for the first nine months of 2025. The reduction in total miles was primarily driven by an 8.1% reduction in the average number of trucks operated while the average miles driven by each truck remained relatively flat when comparing the nine months ending September 30, 2025 to the nine months ending September 30, 2024. The reduction in truck count and miles is a result of the ongoing freight recession, characterized by an oversupply of available trucks in the market compared to available freight.

Salaries, wages and benefits increased from 39.0% of revenues, before fuel surcharges, in the first nine months of 2024 to 41.3% of revenues, before fuel surcharges, during the first nine months of 2025. The percentage-based increase relates primarily to the interaction of a decrease in operating revenues with the fixed-cost nature of employing human capital.

Operating supplies and expenses increased from 11.9% of revenues, before fuel surcharges, in the first nine months of 2024 to 12.8% of revenues, before fuel surcharges, during the first nine months of 2025. The increase relates primarily to the interaction of expenses with fixed-cost characteristics, such as rents, driver training schools and operating taxes and licenses with a decrease in revenue.

Rent and purchased transportation increased from 25.3% of revenues, before fuel surcharges, in the first nine months of 2024 to 27.4% of revenues, before fuel surcharges, during the first nine months of 2025. The increase was primarily due to a year-over-year increase in the percentage of miles driven by third-party owner-operators as opposed to company-employed drivers.

Depreciation increased from 17.1% of revenues, before fuel surcharges, during the first nine months of 2024 to 22.7% of revenues, before fuel surcharges, during the first nine months of 2025. The increase is primarily attributed to management’s change in accounting estimates related to the salvage values and useful lives of revenue equipment during the year ended December 31, 2024. In addition to the effect from the Company’s previous change in accounting estimate, the year-over-year increase can also be attributed to the interaction of a decrease in operating revenues with the fixed-cost nature of depreciation expense.

Gain on disposition of equipment increased from 0.0% of revenues, before fuel surcharges, during the first nine months of 2024 to 4.1% of revenues, before fuel surcharges, during the first nine months of 2025. The increase was primarily due to the disposition of revenue equipment effected by management’s change in accounting estimates related to the salvage value and useful lives of revenue equipment during the year ended December 31, 2024. The reduced estimated salvage values had a direct impact on gains recognized when disposing revenue equipment during the nine months ended September 30, 2025.

Non-operating income increased from 2.3% of revenues, before fuel surcharges, during the first nine months of 2024 to 2.6% of revenues, before fuel surcharges, during the first nine months of 2025. Although gains on marketable equity securities were relatively consistent year over year, the increase in non-operating income as a percentage of revenue reflects lower operating revenues in 2025 compared to the prior-year period.

Interest expense increased from 2.6% of revenues, before fuel surcharges, during the first nine months of 2024 to 4.4% of revenues, before fuel surcharges, during the first nine months of 2025. The increase is attributed to the Company’s increased long-term debt from $288.7 million at September 30, 2024 to $342.4 million at September 30, 2025, coupled with an increase in interest rates as the Company’s weighted average interest rate increased from 4.73% in 2024 to 5.19% in 2025.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 102.8% for the first nine months of 2024 to 110.0% for the first nine months of 2025.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	5.6	5.0	5.6	4.8
Rent and purchased transportation	90.2	86.8	89.4	86.4
Other	3.3	2.5	3.6	2.8
Total operating expenses	99.1	94.3	98.6	94.0
Operating income	0.9	5.7	1.4	6.0
Non-operating income	0.1	0.3	0.1	0.3
Interest expense	(0.2)	(0.3)	(0.3)	(0.5)
Income before income taxes	0.8	5.7	1.2	5.8

THREE MONTHS ENDED SEPTEMBER 30, 2025 VS. THREE MONTHS ENDED SEPTEMBER 30, 2024

During the third quarter of 2025, logistics and brokerage services revenue, before fuel surcharges, decreased 16.8% to $41.8 million as compared to $50.2 million during the third quarter of 2024. The decrease was primarily related to a 28.8% decrease in the number of brokered loads during the third quarter 2025 as compared to 2024.

Rents and purchased transportation increased from 86.8% of revenues, before fuel surcharges, during the third quarter of 2024 to 90.2% of revenues, before fuel surcharges, during the third quarter of 2025. The increase results from paying third-party carriers a larger percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 94.3% for the third quarter of 2024 to 99.1% for the third quarter of 2025.

NINE MONTHS ENDED SEPTEMBER 30, 2025 VS. NINE MONTHS ENDED SEPTEMBER 30, 2024

During the first nine months of 2025, logistics and brokerage services revenue, before fuel surcharges, decreased 21.9% to $127.0 million as compared to $162.6 million during the first nine months of 2024. The decrease was primarily related to a 29.8% decrease in the number of brokered loads during the first nine months of 2025 as compared to the first nine months of 2024.

Rents and purchased transportation increased from 86.4% of revenues, before fuel surcharges, during the first nine months of 2024 to 89.4% of revenues, before fuel surcharges, during the first nine months of 2025. The increase results from paying third-party carriers a larger percentage of customer revenue.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 94.0% for the first nine months of 2024 to 98.6% for the first nine months of 2025.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED SEPTEMBER 30, 2025 VS. THREE MONTHS ENDED SEPTEMBER 30, 2024

Net loss for all divisions was approximately $5.6 million, or 4.2% in excess of revenues, before fuel surcharges, for the third quarter of 2025 as compared to net income of $2.4 million, or 1.5% of revenues, before fuel surcharges, for the third quarter of 2024. The decrease in net income resulted in diluted loss per share of $0.27 for the third quarter of 2025 as compared to diluted earnings per share of $0.11 for the third quarter of 2024.

NINE MONTHS ENDED SEPTEMBER 30, 2025 VS. NINE MONTHS ENDED SEPTEMBER 30, 2024

For the first nine months of 2025, net loss for all divisions was approximately $23.4 million, or 5.8% in excess of revenues, before fuel surcharges as compared to net loss of $0.2 million, or 0.1% in excess of revenues, before fuel surcharges for the first nine months of 2024. The decrease in net income resulted in a diluted loss per share of $1.10 for the first nine months of 2025 as compared to diluted loss per share of $0.01 for the first nine months of 2024.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, borrowings under our lines of credit, installment notes, investment margin account, and issuances of equity securities.

During the first nine months of 2025, we generated $23.1 million in cash from operating activities. Investing activities generated $21.9 million in cash in the first nine months of 2025. Financing activities used $44.4 million in cash in the first nine months of 2025.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes with fixed interest rates and terms ranging from 36 to 84 months, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first nine months of 2025, we utilized cash on hand and long-term debt to finance purchases of revenue equipment and other assets of approximately $21.6 million. In addition, we acquired approximately $46.3 million of revenue equipment through vendor-direct financing arrangements. These non-cash financing arrangements provide an additional source of liquidity for acquiring new equipment but do not result in cash inflows or outflows and, accordingly, are not reflected in the consolidated statement of cash flows.

During the remainder of 2025, we expect to purchase approximately 94 new trucks and 650 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $33.0 million.

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

During the first nine months of 2025, we maintained a revolving line of credit with a borrowing limit of $60.0 million. Under this credit facility, amounts outstanding bear interest at Term SOFR plus 3.35% (7.70% at September 30, 2025), are secured by our trade accounts receivable, and mature on July 1, 2027. The credit facility also establishes an “unused fee” of 0.25% if average borrowings are less than $18.0 million. At September 30, 2025, we had no outstanding borrowings under the line of credit and approximately $0.2 million of outstanding letters of credit, with availability to borrow $59.8 million.

Prepaid expenses and deposits decreased from $11.6 million at December 31, 2024 to $8.0 million at September 30, 2025. The decrease relates to the normal amortization of items prepaid as of December 31, 2024.

Our marketable equity securities portfolio grew $4.2 million during the first nine months of 2025 from $42.6 million at December 31, 2024 to $46.8 million at September 30, 2025. The increase was driven entirely by unrealized gains due to favorable market value changes in the underlying equity holdings.

Revenue equipment decreased from $733.2 million at December 31, 2024 to $681.7 million at September 30, 2025. The decrease is primarily due to the disposition of aging trucks and trailers during the first nine months of 2025, partially offset by purchases of new trucks and trailers during the first nine months of 2025.

During the first nine months of 2025, the Company’s current income tax position remained a net refundable asset of $2.5 million at September 30, 2025 compared a net refundable asset of $2.3 million at December 31, 2024. The refundable current tax asset is a product of significant temporary differences recognized in the current year, most notably those related to accelerated depreciation.

The Company’s deferred income tax liability decreased from $92.5 million at December 31, 2024 to $84.0 million at September 30, 2025. In July 2025, the federal government enacted new tax legislation, the One Big Beautiful Bill Act (the “OBBBA”), applicable to tax years beginning after December 31, 2024. While the enactment of the OBBBA restored 100% bonus depreciation for qualifying capital assets and reinstated the EBITDA-based limitation on interest deductibility under Section 163(j)—both of which increased temporary differences and, all else equal, would have increased deferred tax liabilities—the overall decrease reflects the offsetting effect of net operating losses generated in the period. As a result, the deferred tax liability decreased despite these legislative changes.

The OBBBA’s restoration of 100% bonus depreciation for qualifying capital assets acquired and placed in service after January 19, 2025 is expected to increase near-term deductions for fleet and facility investments and may reduce cash tax obligations in future periods. The reinstatements of the EBITDA-based limitation on the deductibility of business interest under Section 163(j), replacing the prior EBIT-based calculation is expected to enhance the Company’s ability to deduct interest expense and reduce future cash tax liabilities. The Company continues to evaluate the impact of this legislation on its deferred and current tax positions, including potential effects on future periods.

Accounts payable and accrued expenses remained relatively flat over the quarter, with balances of $33.1 million and $15.7 million, respectively at September 30, 2025 compared to $31.2 million and $14.6 million, respectively, at December 31, 2024.

Long-term debt and current maturities of long term-debt are reviewed on an aggregate basis, as the classification of amounts in each category are typically affected merely by the passage of time. Long-term debt and current maturities of long-term debt, on an aggregate basis, increased from $325.6 million at December 31, 2024 to $342.4 million at September 30, 2025. The increase was attributed entirely to the financing of additional revenue equipment during the first nine months of 2025.

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

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities increased to $46.8 million at September 30, 2025 from $42.6 million at December 31, 2024. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $4.7 million. For additional information with respect to the marketable equity securities, see Note D to our condensed consolidated financial statements.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

No shares were repurchased under the Company’s stock repurchase program during the third quarter of 2025.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of PAMT CORP (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed on November 12, 2024)
3.2	Bylaws of PAMT CORP (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed on November 12, 2024)
10.1	Amended and Restated Employment Agreement, dated as of August 4, 2025, between PAMT CORP and Lance K. Stewart (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on September 10, 2025)
10.2	Employment Agreement, dated as of August 11, 2025, between P.A.M. Transport, Inc. and Daniel Kleine (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on September 10, 2025)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAMT CORP

Dated: November 5, 2025	By: /s/ Lance K. Stewart
Lance K. Stewart
President and Chief Executive Officer
(principal executive officer)

Dated: November 5, 2025	By: /s/ Daniel C. Kleine
Daniel C. Kleine
Senior Vice President of Finance and Treasurer
(principal accounting and financial officer)