Form 10-K
period 2025-12-31
PAMT CORP
filed 2026-03-12
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2025

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

Yes ☐  No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant computed by reference to the closing price of the common stock as of the last business day of the registrant's most recently completed second quarter was $61,468,742. Solely for the purposes of this response, the registrant has assumed, without admitting for any purpose, that all executive officers and directors of the registrant, and no other persons, are the affiliates of the registrant at that date.

The number of shares outstanding of the registrant’s common stock, as of February 23, 2026: 20,926,020 shares of $.01 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements, including statements about our operating and growth strategies, our expected financial position and operating results, industry trends, our capital expenditure and financing plans and similar matters. Such forward-looking statements are found throughout this Report, including under Item 1, Business, Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk. In those and other portions of this Report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “project”, “could”, “should”, “would” and similar expressions, as they relate to us, our management, and our industry are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements include, but are not limited to excess capacity in the trucking industry; surplus inventories; general inflation, recessionary economic cycles and downturns in customers’ business cycles; a significant or sustained reduction in or termination of the Company's trucking service by a key customer, including as a result of recent or future labor or international trade disruptions; increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, and license and registration fees; the resale value of the Company’s used equipment; the price and availability of new equipment consistent with anticipated acquisition and replacement plans; increases in compensation for and difficulty in attracting and retaining qualified drivers and owner-operators; increases in insurance premiums and deductible amounts relating to accident, cargo, workers’ compensation, health, and other claims; unanticipated increases in the number or amount of claims for which the Company is self-insured; inability of the Company to continue to secure acceptable financing arrangements; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors including reductions in rates resulting from competitive bidding; our ability to develop and implement suitable information technology systems and prevent failures in or breaches of such systems; the impact of future or pending litigation; general risks associated with doing business in Mexico, including, without limitation, exchange rate fluctuations, inflation, import duties, tariffs, quotas, political and economic instability and terrorism; the potential impact of new laws, regulations or policy, including, without limitation, laws and regulations governing the classification of independent contractors as employees, tariffs, import/export, trade and immigration regulations or policies; the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations; potential future economic, business and operational disruptions and uncertainties due to public health crises; and other factors described under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” of this Report.

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

PAMT CORP

FORM 10-K

For the fiscal year ended December 31, 2025

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

PAMT CORP (formerly P.A.M. Transportation Services, Inc.) is a holding company incorporated under the laws of the State of Nevada in November 2024 and previously incorporated under the laws of the State of Delaware in June 1986. We conduct operations and hold assets principally through the following wholly-owned subsidiaries: P.A.M. Transport, Inc., Met Express, Inc., Costar Real Estate Holdings, Inc., Costar Equipment, Inc., Costar Management, Inc., Select CDL Driving School, Inc., Unmoored Realty, LLC, T.T.X., LLC, P.A.M. Cartage Carriers, LLC, Overdrive Leasing, LLC, Choctaw Express, LLC, Choctaw Brokerage, Inc., Transcend Logistics, Inc., Decker Transport Co., LLC, East Coast Transport and Logistics, LLC, S & L Logistics, Inc., P.A.M. International, Inc., P.A.M. Mexico Holdings LLC and PAMEX, LLC. Our operating authorities are held by P.A.M. Transport, Inc., Met Express, Inc., P.A.M. Cartage Carriers, LLC, Choctaw Express, LLC, Choctaw Brokerage, Inc., T.T.X., LLC, Decker Transport Co., LLC, and East Coast Transport and Logistics, LLC.

We are headquartered and maintain our primary terminal, maintenance facilities, and our corporate and administrative offices in Tontitown, Arkansas, which is located in northwest Arkansas, a major center for the trucking industry and where the support services for most major truck and trailer equipment manufacturers are readily available.

Segment Financial Information

The operations of the Company and its subsidiaries are all in the motor carrier segment and are aggregated into a single reporting segment in accordance with the aggregation criteria under Generally Accepted Accounting Principles (“GAAP”). The Company has carefully considered the segment reporting requirements under Accounting Standards Codification (“ASC”) 280 for the year-ended December 31, 2025. Both our truckload operations and our brokerage/logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. Based on the Company’s segment identification, interpretation of the aggregation criteria outlined in ASC 280-10-50-11, and the similar qualitative and quantitative economic characteristics of the Company’s operating segments, the operations of the Company are aggregated into a single motor carrier segment.

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

Operations

Our subsidiaries’ operations can generally be classified into truckload services or brokerage and logistics services. This designation is based primarily on the ownership of the asset that performed the freight transportation service. Truckload services are performed by Company divisions that generally utilize Company-owned trucks, long-term contractors, or single-trip contractors to transport loads of freight for customers, while brokerage and logistics services coordinate or facilitate the transport of loads of freight for customers and generally involve the utilization of single-trip contractors. Both our truckload operations and our brokerage and logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. Truckload services operating revenues, before fuel surcharges, represented 68.3%, 67.1% and 65.3% of total operating revenues for the years ended December 31, 2025, 2024 and 2023, respectively. The remaining operating revenues, before fuel surcharge, for the same periods were generated by brokerage and logistics services, representing 31.7%, 32.9% and 34.7%, respectively.

Approximately 56% of the Company's revenues are derived from domestic shipments while approximately 44% of the Company’s revenues are derived from freight originating from or destined to locations in Mexico or Canada.

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

Industry

According to the American Trucking Association’s “American Trucking Trends 2025” report, the trucking industry generated over $906 billion in revenue during 2024 while moving over 11.27 billion tons of freight. The truckload industry is highly fragmented and is impacted by several economic and business factors, many of which are beyond the control of individual carriers. The state of the economy, coupled with equipment capacity levels, can impact freight rates. Volatility of various operating expenses, such as fuel and insurance, make the predictability of profit levels uncertain. Availability, attraction, retention, and compensation of drivers also affect operating costs, as well as equipment utilization. In addition, the capital requirements for equipment, availability of equipment and potential uncertainty of used equipment values, impact the ability of many carriers to expand their operations.

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

Our five largest customers, for which we provide carrier services covering a number of geographic locations, accounted for approximately 43%, 39% and 34% of our total revenues in 2025, 2024 and 2023, respectively. General Motors Company accounted for approximately 14%, 12% and 12% of our revenues in 2025, 2024 and 2023, respectively. Ford Motor Company accounted for approximately 9%, 9% and 5% of our revenues in 2025, 2024 and 2023, respectively. Walmart Inc. accounted for approximately 8%, 8% and 6% of our revenues in 2025, 2024 and 2023, respectively.

We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. Approximately 35%, 32% and 30% of our revenues were derived from transportation services provided to the automobile industry during 2025, 2024 and 2023, respectively.

Revenue Equipment

At December 31, 2025, we operated a fleet of 2,094 trucks, which included 493 independent contractor trucks. At December 31, 2025, our trailer fleet consisted of 8,020 trailers. Our company-owned trucks and leased trucks are late model, well-maintained, premium trucks, which we believe help to attract and retain drivers, maximize fuel efficiency, promote safe operations, minimize maintenance, and repair costs, and improve customer service by minimizing service interruptions caused by breakdowns. The average age of our trucks and trailers as of December 31, 2025 was 2.0 years and 5.7 years, respectively. We evaluate our equipment purchasing decisions based on factors such as initial cost, useful life, warranty terms, expected maintenance costs, fuel economy, driver comfort, customer needs, manufacturer support, and resale value.

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

Human Capital Resources

Overview. At December 31, 2025, we employed 2,365 persons, of whom 1,598 were drivers. None of our employees are represented by a collective bargaining unit, and we believe that our employee relations are good.

We contract with independent contractors to supply one or more trucks and drivers for our use. At December 31, 2025, we had 424 independent contractor drivers under contract who were compensated on a per mile basis. Independent contractors must pay their own truck expenses, fuel, maintenance, insurance, and driver costs. They must meet and operate within our guidelines with respect to safety. We have a lease-purchase program whereby we offer independent contractors the opportunity to lease a truck, with the option to purchase the truck at the end of the lease term. We believe our lease-purchase program has contributed to our ability to attract and retain independent contractors. At December 31, 2025, our lease-purchase program had 446 trucks available for use, with approximately 362 drivers participating in the program.

Employee Health and Safety. We are committed to being an industry leader in health and safety standards. The physical health, wellbeing, and mental health of our employees is crucial to our success. In addition to strict application screening and drug testing, before being permitted to operate a vehicle, our drivers must undergo classroom instruction on our policies and procedures, safety techniques as taught by the Smith System of Defensive Driving, and the proper operation of equipment, and must pass both written and road tests. Instruction in defensive driving and safety techniques continues after hiring, with seminars at several of our terminals. At December 31, 2025, we employed 139 persons on a full-time basis in our driver recruiting, training and safety instruction programs.

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

The Environmental Protection Agency (“EPA”) and the National Highway Traffic Safety Administration (“NHTSA”) jointly developed new standards for various vehicles, including heavy duty trucks, that were adopted in August 2011 and covered model years 2014 through 2018. The standard adopted for heavy duty trucks was intended to achieve a reduction in CO2 and fuel consumption ranging from 7% to 20% by model year 2017. In August 2016, the EPA and NHTSA finalized the second phase of these standards which further reduces greenhouse gas emissions and fuel consumption for heavy duty trucks through model year 2027. In December 2022, the EPA finalized an additional phase of standards which is intended to reduce nitrous oxide (NOx) emissions to 0.035 grams per horsepower-hour during normal operation, 0.05 grams at low load and 10.0 grams at idle for vehicles with model years 2027 and above. Although the Trump Administration recently revoked the legal basis for the EPA and NHTSA standards, compliance with these federal and state requirements has increased the cost of our equipment, and any enforcement of the EPA and NHTSA standards or implementation of similar standards by future federal administrations may further increase the cost of replacement equipment in the future.

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

As issues related to climate change become more prevalent, federal, state and local governments, as well as some of our customers, have made efforts to respond to these issues. This increased focus on sustainability has prompted new legislation and regulation in California and in Europe, new regulations by the Securities and Exchange Commission (the “SEC”) that are currently under an indefinite stay pending legal challenges (although the SEC in 2025 voted to withdraw its defense of the rules and indicated they do not intend to review or reconsider the rules), and similar proposed legislation or regulations in other states, as well as various customer-imposed requirements. Any of these efforts could negatively affect us as we may incur additional costs or be required to make changes to our operations in order to comply with any new regulations or customer requirements. Legislation or regulations that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases such as carbon dioxide, a by-product of burning fossil fuels such as those used in the Company’s trucks, could adversely affect our operations and financial results. More specifically, legislative or regulatory actions relating to climate change could adversely impact the Company by increasing our fuel costs and reducing fuel efficiency and could result in the creation of substantial additional capital expenditures and operating costs in the form of taxes, emissions allowances, or required equipment upgrades.

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

In 2025, the United States implemented significant new tariffs on imports from Canada, Mexico and China, including 25% tariffs on goods imported from Mexico and Canada. While the tariffs on Mexico and Canada have been suspended on more than one occasion and the U.S. Supreme Court in February 2026 struck down the legal basis for the tariffs under the International Emergency Economic Powers Act, President Trump has announced he intends to implement new across-the-board tariffs under a different legal authority, subject to certain exemptions under the United States-Canada-Mexico Agreement. The outlook remains uncertain as to whether such tariffs, and any resulting retaliatory tariffs on U.S. exports by those countries, will ultimately be implemented and how long they may be in effect. The imposition and enforcement of new tariffs on goods imported from Mexico or Canada, or vice versa, could adversely affect our business operations and financial results. A significant portion of our business is dependent on the automotive manufacturing industry and its suppliers, which have substantial operations in Mexico. Any increase in tariffs could lead to higher costs and reduced consumer demand for automotive products sold by our customers that are imported or exported to or from the United States. This, in turn, may result in reduced demand for our transportation services, particularly our cross-border and Mexico freight business, as customers seek to mitigate increased expenses by reducing production, sourcing components from alternative locations, or modifying their supply chain strategies. This could reduce the volume of goods transported by us, thereby affecting our operational efficiency and financial performance. In addition to the direct impact on our customers, the broader economic implications of tariffs could lead to further fluctuations in cross-border or general freight volumes and affect our operations and our ability to maintain consistent service levels. Any such disruptions could necessitate adjustments in our operational strategies, increase our costs and negatively impact our revenue and profitability.

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

The EPA and the NHTSA jointly developed new standards for various vehicles, including heavy duty trucks, that were adopted in August 2011 and cover model years 2014 through 2018. The standard adopted for heavy duty trucks was intended to achieve a reduction in CO2 and fuel consumption ranging from 7% to 20% by model year 2017. In August 2016, the EPA and NHTSA finalized the second phase of these standards which will further reduce greenhouse gas emissions and fuel consumption for heavy duty trucks through model year 2027. In December 2022, the EPA finalized an additional phase of standards which is intended to reduce nitrous oxide (NOx) emissions to 0.035 grams per horsepower-hour during normal operation, 0.05 grams at low load and 10.0 grams at idle for vehicles with model years 2027 and above. In March 2024, the EPA finalized the third phase of standards, which aim to reduce greenhouse gas emissions from heavy duty vehicles with model years 2028 to 2032, including tractor-trailers. Although the Trump Administration recently revoked the legal basis for the EPA and NHTSA standards, compliance with these federal and state requirements has increased the cost of our equipment, and any enforcement of the EPA and NHTSA standards or implementation of similar standards by future federal administrations may further increase the cost of replacement equipment in the future.

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

A significant portion of our revenue is generated from our major customers. For 2025, our top five customers, based on revenue, accounted for approximately 43% of our revenue. Our largest customer, General Motors Company, accounted for approximately 14% of our revenue. We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. As a result, the concentration of our business within the automobile industry is greater than the concentration in a single customer. Approximately 35% of our revenues for 2025 were derived from transportation services provided to the automobile industry.

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

Our future insurance and claims expenses have recently and might in the future exceed historical levels, which could reduce our earnings. The Company is self-insured for a material portion of auto liability claims in excess of two million dollars and for health and workers’ compensation insurance up to certain limits. The actual cost to settle self-insured claims can differ from amounts reserved due to various uncertainties, including the ultimate severity of the claims and potential amounts required to defend and settle claims. During the fourth quarter of 2025, we incurred a $26.5 million increase in our auto-liability reserve as a result of our reaching a preliminary agreement to settle a significant auto-liability claim that exceeds our applicable insurance coverage. If claims costs continue to increase, if we experience significant additional claims for which we are self-insured or if the severity or number of claims increases, and if we are unable to offset the resulting increases in expenses with higher freight rates, our earnings could be materially and adversely affected. Healthcare legislation and inflationary cost increases could also have a negative effect on our results.

We may be subject to litigation claims that could result in significant expenditures.

By the nature of our operations we are exposed to the potential for a variety of litigation, including personal injury claims, vehicular collisions and accidents, alleged violations of federal and state labor and employment laws, such as class-action lawsuits alleging wage and hour violations and improper pay, commercial and contract disputes, cargo loss and property damage claims. While we purchase insurance coverage at levels we deem adequate, we recently reached a preliminary agreement to settle litigation over an auto-liability claim for an amount that substantially exceeds our insurance coverage, which materially and adversely affected our financial results for the fourth quarter of 2025. It is possible that future litigation may similarly exceed our insurance coverage or may not be covered by insurance. We accrue a provision for a litigation matter according to applicable accounting standards based on the ongoing assessment of the strengths and weaknesses of the litigation, its likelihood of success, and an evaluation of the possible range of loss. Our inability to defend ourselves against a significant litigation claim could have a material adverse effect on our financial results.

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

As we continue to grow our business in Mexico, we are subject to greater risks of doing business internationally, including changes in U.S. and Mexican trade policies and relations, immigration policies, fluctuations in foreign currencies, changes in the economic strength of Mexico, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and U.S. export and import laws, and social, political, and economic instability. If we are unable to address business concerns related to our international operations in a timely and cost efficient manner, our financial position, results of operations or cash flows could be adversely affected. Additionally, approximately 44% of the freight we haul crosses the border between the United States and Mexico. In past years, we have experienced delays in Mexico border-crossings due to weather events, immigration-related issues and the reallocation of border agents to other border areas. Any future shutdowns or disruptions of Mexico border-crossings, particularly at the Laredo, Texas border, could materially and adversely impact our operations, cash flows and profitability. The agreement permitting cross-border movements for both United States and Mexican-based carriers in the United States and Mexico presents additional risks in the form of potential increased competition and the potential for increased congestion in our lanes that cross the border between countries.

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

Our business may be harmed by terrorist attacks, anti-terrorism measures, military conflicts or political instability.

In order to prevent terrorist attacks, federal, state and municipal authorities have implemented and continue to follow various security measures, including checkpoints and travel restrictions on large trucks. Our international operations in Canada and Mexico may be affected significantly if there are any disruptions or closures of border traffic due to security measures. Such measures may have costs associated with them, which, in connection with the transportation services we provide, we or our independent contractors could be forced to bear. Further, a terrorist attack, military conflict (including the ongoing conflicts in the Ukraine and the Middle East, the recent U.S. military action against Iran and retaliatory actions taken by the Iranian government, or any future conflict), or risk of future such events, also may have an adverse effect on the economy. A decline in economic activity could adversely affect our revenue or restrict our future growth. Instability in the financial markets as a result of domestic or international conflicts, terrorism or political instability also could affect our ability to raise capital. In addition, the insurance premiums charged for some or all of the coverage currently maintained by us could increase dramatically or such coverage could be unavailable in the future.

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

Although shares of our common stock are traded on the NASDAQ Global Market, the average daily trading volume in our common stock is less than that of other larger transportation and logistics companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of a sufficient number of willing buyers and sellers of the common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the daily average trading volume of our common stock, significant sales of the common stock in a brief period of time, or the expectation of these sales, could cause a decline in the price of our common stock. Additionally, low trading volumes may limit a shareholder’s ability to sell shares of our common stock.

We currently do not intend to pay future dividends on our common stock.

We currently do not anticipate paying future cash dividends on our common stock. Any determination to pay future dividends and other distributions in cash, stock, or property by the Company in the future will be at the discretion of our Board of Directors and will be dependent on then-existing conditions, including our financial condition and results of operations and contractual restrictions. Therefore, shareholders should not rely on future dividend income from shares of our common stock.

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

Our senior management team oversees our cybersecurity strategy and has the overall responsibility for assessing and managing our exposure to cybersecurity risk, with the audit committee of the board of directors providing board level oversight of the activities conducted by management to monitor and mitigate cybersecurity risks. Our corporate strategy for information security is led by the Chief Technology Officer ("CTO") of our primary operating company, P.A.M. Transport, Inc., who develops and directs our information security strategy and policy. He also oversees the engineering and operations related to cybersecurity and issues the proper response when a cyber threat is detected. Our CTO has 24 years of experience in technology and 18 years in compliance and cybersecurity management. Cybersecurity strategy and updates are reviewed by our senior management team on a periodic basis. The audit committee periodically receives a report on cybersecurity matters and related risk exposure from our CTO or senior management and discusses this exposure and our risk management strategies and related controls with management and the internal and external auditors. When covered during an audit committee meeting, the chair of the audit committee reports on its discussion to the full board.

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

Item 2. Properties.

Our executive offices and primary terminal facilities, which we own, are located in Tontitown, Arkansas. These facilities are located on approximately 61.9 acres and consist of 115,371 square feet of office space and maintenance and storage facilities.

Our subsidiaries lease facilities in Conley, Georgia; Fort Wayne, Hammond and Indianapolis, Indiana; Romulus, Michigan; Saddle Brook, New Jersey; Charlotte, North Carolina; and Monterrey, Mexico. Our terminal facilities in North Little Rock, Arkansas; North Jackson, Ohio; Willard, Ohio; Bloomsburg, Pennsylvania; El Paso, Irving and Laredo, Texas; and Nuevo Laredo, Mexico are owned. The leased facilities have contractual terms typically ranging from one to five years and have provisions for early cancellation if we so choose.

We also have access to trailer drop and relay stations in various other locations across the country. We lease certain of these facilities on a month-to-month basis from affiliates of our largest stockholder.

We believe that all of the properties that we own or lease are suitable for their purposes and adequate to meet our needs.

Item 3. Legal Proceedings

We are involved in certain claims and pending litigation arising from the ordinary conduct of business. We also provide accruals for claims within our self-insured retention amounts. We currently self-insure for certain layers of auto liability claims in excess of $2.0 million. Specifically, we reserve for claims that are expected to exceed $2.0 million when fully developed, based on the facts and circumstances of those claims. Except as described below, based on our knowledge of the facts, and in certain cases, opinions of outside counsel, we believe the resolution of such claims and pending litigation will not have a material effect on our financial position, results of operations or cash flows. However, if we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition, results of operations or cash flows.

We are a defendant in a motor vehicle accident lawsuit filed on January 10, 2025 in the State Court of Gwinnett County, Georgia, arising from a December 29, 2024 accident between a Company tractor-trailer and a passenger vehicle. As of December 31, 2025, we reached a preliminary settlement agreement with the plaintiff for a total settlement amount of $30.0 million, of which $26.5 million represents the Company’s net exposure after consideration of applicable insurance coverage. The settlement agreement is subject to final approval, which is currently expected during the first quarter of 2026.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Market under the symbol PAMT. As of February 23, 2026, there were approximately 56 holders of record of our common stock.

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

No shares were repurchased under the Company’s stock repurchase program during the fourth quarter of 2025. As of December 31, 2025, 474,016 shares remained available for repurchase under the stock repurchase program.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report for a presentation of compensation plans under which equity securities of the Company are authorized for issuance.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock against the cumulative total return of the NASDAQ OMX Index for the NASDAQ Stock Market (U.S. companies) and the NASDAQ OMX Index for the NASDAQ Trucking and Transportation Stocks for the period of five years commencing December 31, 2020 and ending December 31, 2025. The graph assumes that the value of the investment in our common stock and in each index was $100 on December 31, 2020 and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG OUR COMMON STOCK,

THE NASDAQ OMX INDEX FOR THE NASDAQ STOCK MARKET (U.S. COMPANIES)

AND THE NASDAQ TRUCKING AND TRANSPORTATION STOCKS INDEX THROUGH DECEMBER 31, 2025

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

The Company's administrative headquarters are in Tontitown, Arkansas. From this location we manage operations in the continental United States, Mexico, and Canada conducted through our wholly-owned subsidiaries. The operations of these subsidiaries can generally be classified into either truckload services or brokerage and logistics services. This designation is based primarily on the ownership of the asset that performed the freight transportation service. Truckload services are performed by Company divisions that generally utilize Company-owned trucks, long-term contractors, or single-trip contractors to transport loads of freight for customers, while brokerage and logistics services coordinate or facilitate the transport of loads of freight for customers and generally involve the utilization of single-trip contractors. Both our truckload operations and our brokerage and logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this report. Based on the Company’s segment identification, interpretation of the aggregation criteria outlined in ASC 280-10-50-11, and the similar qualitative and quantitative economic characteristics of the Company’s operating segments, the operations of the Company are aggregated into a single motor carrier segment.

For both operations, substantially all of our revenue is generated by transporting freight for customers and is predominantly affected by the rates per mile received from our customers, equipment utilization, and our percentage of non-compensated miles. These aspects of our business are carefully managed and efforts are continuously underway to achieve favorable results. Truckload services revenues, excluding fuel surcharges, represented 68.3%, 67.1% and 65.3% of total revenues, excluding fuel surcharges for the twelve months ended December 31, 2025, 2024 and 2023, respectively.

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

In discussing our results of operations we use revenue, before fuel surcharge (and operating supplies and expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During 2025, 2024 and 2023, approximately $71.5 million, $85.6 million, and $104.7 million, respectively, of the Company's total revenue was generated from fuel surcharges. We also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the high variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

Results of Operations - Truckload Services

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Operating supplies and expenses are shown net of fuel surcharges.

	Years Ended December 31,
	2025	2024	2023
Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	42.0	38.9	37.8
Operating supplies and expenses, net of fuel surcharge	12.9	11.8	11.8
Rent and purchased transportation	27.4	26.1	23.5
Depreciation	22.6	23.3	13.8
Impairment Loss	-	1.5	-
Insurance and claims	12.9	4.6	6.7
Other	4.9	4.8	4.4
Gain(loss) on sale or disposal of property	(4.3)	0.2	(0.3)
Total operating expenses	118.4	111.2	97.7
Operating (loss)income	(18.4)	(11.2)	2.3
Non-operating income	2.8	1.9	1.2
Interest expense	(4.7)	(2.9)	(1.6)
Income before income taxes	(20.3% )	(12.2% )	1.9%

2025 Compared to 2024

For the year ended December 31, 2025, truckload services revenue, before fuel surcharges, decreased 14.8% to $359.6 million as compared to $422.0 million for the year ended December 31, 2024. The decrease relates primarily to an 8.3% decrease in total miles travelled from 178.6 million during the year ended December 31, 2024 to 163.8 million for the year ended December 31, 2025 and to a 3.8% decrease in our rate per mile, from $2.10 for the year ended December 31, 2024 to $2.02 for the year ended December 31, 2025. The reduction in total miles was primarily driven by a 10.4% reduction in the average number of trucks operated offset by a 2.7% improvement in average miles driven by each truck during the year ended December 31, 2025 compared to the year ended December 31, 2024. The reduction in truck count and miles resulted from a less favorable freight market year over year, characterized by an oversupply of available trucks in the market compared to available freight.

Salaries, wages and benefits increased from 38.9% of revenues, before fuel surcharges, during 2024 to 42.0% of revenues, before fuel surcharges, during 2025. The percentage-based increase relates primarily to the interaction of a decrease in operating revenues with the fixed-cost nature of employing human capital.

Rent and purchased transportation increased from 26.1% of revenues, before fuel surcharges, during 2024 to 27.4% of revenues, before fuel surcharges, during 2025. The increase was primarily due to an increase in the percentage of miles driven by third-party owner-operators as opposed to company-employed drivers for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Depreciation expense decreased from 23.3% of revenues, before fuel surcharges, for the year ended December 31, 2024 to 22.6% of revenues, before fuel surcharges, for the year ended December 31, 2025. The decrease is primarily attributable to the absence of the incremental depreciation recognized in 2024 resulting from the Company’s change in accounting estimates related to the useful lives and salvage values of revenue equipment. As previously disclosed, during the year ended December 31, 2024, the Company reduced the estimated useful lives of its trailer equipment and lowered the estimated salvage values of revenue equipment, which increased depreciation expense in that period. Depreciation expense in 2025 reflects the continued application of those revised estimates but does not include a comparable incremental impact from an additional change in estimate. Although depreciation decreased as a percentage of revenue year over year, it remains elevated relative to 2023 due to the ongoing effect of the shorter estimated useful lives and lower salvage values established in 2024, as well as the continued replacement of revenue equipment at costs that remain above historical levels. In addition, the fixed-cost nature of depreciation expense, combined with lower operating revenues in 2025, affects period-over-period comparability of depreciation as a percentage of revenue.

Impairment loss accounted for 0% of revenues, before fuel surcharges, during 2025, compared to 1.5% of revenues, before fuel surcharges, during 2024. Although management continues to believe that market conditions for used revenue equipment have deteriorated since their peak in 2022, the Company performed a recoverability analysis of its long-lived asset groups during the year ended December 31, 2025 and concluded that the carrying amounts of all applicable asset groups were recoverable, as the estimated future undiscounted cash flows for each asset group exceeded its respective carrying value. Accordingly, no impairment loss was recognized during 2025. In contrast, during the year ended December 31, 2024, management determined that certain asset groups of trucks and trailers were impaired, resulting in an impairment loss of approximately $6.4 million, or $0.22 loss per share, net of tax.

Insurance and claims increased from 4.6% of revenues, before fuel surcharges, during 2024 to 12.9% of revenues, before fuel surcharges, during 2025. The increase is attributable to an increase in the Company’s auto-liability reserve during the fourth quarter of 2025. This increase in auto-liability reserve is due to an agreement in principle to settle a significant auto-liability claim in which the Company was a named defendant. The total settlement amount is $30.0 million, of which $26.5 million represents the Company’s net exposure after consideration of applicable insurance coverage.

Gains (losses) on disposition of equipment increased from a loss of 0.2% of revenues, before fuel surcharges, for the year ended December 31, 2024 to a gain of 4.3% of revenues, before fuel surcharges, for the year ended December 31, 2025. The Company recognized a net loss on disposition of equipment of approximately $0.8 million during 2024, compared to net gains of approximately $15.5 million during 2025. The increase was primarily attributable to higher disposition volumes in 2025, including the sale of approximately 650 additional trailers and 250 additional trucks compared to 2024, as well as the sale of certain equipment whose carrying values had been reduced in 2024 as a result of impairment charges. The increased volume of disposals was driven in part by the reduction in estimated useful lives of trailers implemented in 2024, which accelerated the planned retirement and disposal of certain assets that were not previously expected to be sold in 2025.

Non-operating income increased from 1.9% of revenues, before fuel surcharges, during 2024 to 2.8% of revenues, before fuel surcharges, during 2025. This increase resulted primarily from an increase in the market value of our marketable equity securities portfolio and an increase in the Company’s net realized gains from the sale of certain marketable equity securities during the year-ended December 31, 2025 as compared to the year ended December 31, 2024.

Interest expense increased from 2.9% of revenues, before fuel surcharges, for the year ended December 31, 2024 to 4.7% of revenues, before fuel surcharges, for the year ended December 31, 2025. The increase was primarily attributable to a net increase in long-term debt of approximately $8.3 million, consisting of $91.9 million of equipment financing obtained during 2025, partially offset by $83.6 million of long-term debt repayments. The weighted-average interest rate on debt incurred during 2025 was 5.71%, compared to 5.17% for debt incurred prior to 2025 that remained outstanding as of December 31, 2025, meaning the Company experienced a higher overall cost of new borrowings. The repayment of lower-rate debt and issuance of new debt at higher prevailing interest rates further contributed to the increase in interest expense. The fixed-cost nature of interest expense, combined with lower operating revenues in 2025, also increased interest expense as a percentage of revenue.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased to 118.4% for 2025 from 111.2% for 2024.

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

	Years Ended December 31,
	2025	2024	2023
Operating revenues, before fuel surcharge	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	5.6	5.1	4.9
Rent and purchased transportation	89.3	86.6	84.6
Other	3.8	3.2	2.4
Total operating expenses	98.7	94.9	91.9
Operating income	1.3	5.1	8.1
Non-operating income	0.7	0.2	0.8
Interest expense	(0.4)	(0.4)	(0.7)
Income before income taxes	1.6%	4.8%	8.2%

2025 Compared to 2024

For the year ended December 31, 2025, logistics and brokerage services revenues, before fuel surcharges, decreased 19.3% to $167.0 million as compared to $207.0 million for the year ended December 31, 2024. The decrease relates to a reduction in the average rates charged to customers year to year, coupled with a 25.4% decrease in brokered loads year over year. The brokerage market continued to be negatively impacted by downward rate pressure driven by the challenging truckload rate environment.

Rent and purchased transportation increased from 86.6% of revenues, before fuel surcharges, in 2024 to 89.3% of revenues, before fuel surcharges, in 2025. The increase results from paying third-party carriers a larger percentage of customer revenue, coupled with the interaction of a decrease in operating revenues with the need for purchased transportation.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased to 98.7% for 2025 from 94.9% for 2024.

2024 Compared to 2023

For the year ended December 31, 2024, logistics and brokerage services revenues, before fuel surcharges, decreased 15.6% to $207.0 million as compared to $245.2 million for the year ended December 31, 2023. The decrease relates to a reduction in the average rates charged to customers year to year, while total brokered loads remained flat, as the brokerage market was negatively impacted by downward rate pressure driven by the challenging truckload rate environment.

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

Results of Operations - Combined Services

2025 Compared to 2024

Income tax benefit was approximately $17.7 million in 2025, resulting in an effective rate of 25.2%, as compared to income tax benefit of approximately $9.8 million, or an effective tax rate of 23.5% in 2024. The effective tax rate is impacted by the effect of state taxes and other factors.

As of December 31, 2025, management conducted a tax asset valuation allowance as described above and determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

Additionally, s of December 31, 2025, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During 2025 and 2024, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2022 and forward remain open to examination in those jurisdictions.

The combined net loss for all divisions was $52.6 million, or 10.0% of revenues, before fuel surcharge, for 2025 as compared to the combined net loss for all divisions of $31.8 million, or 5.1% of revenues, before fuel surcharge, for 2024. Diluted loss per share decreased to ($2.48) for the year ended December 31, 2025 from ($1.45) for the year ended December 31, 2024.

2024 Compared to 2023

Income tax benefit was approximately $9.8 million in 2024, resulting in an effective rate of 23.5%, as compared to income tax expense of approximately $10.2 million, or an effective tax rate of 35.6% in 2023. The effective tax rate is impacted by the effect of state taxes and other factors.

As of December 31, 2024, management conducted a tax asset valuation allowance as described above and determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

Additionally, as of December 31, 2024, management determined that an adjustment to the Company’s consolidated financial statements for uncertain tax positions was not required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During 2023, the Company did not recognize or accrue any interest or penalties related to uncertain income tax positions.

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

During 2025, we generated $17.3 million in cash from operating activities compared to $59.0 million and $114.6 million in 2024 and 2023, respectively. Investing activities generated $18.4 million in cash during 2025 compared to using $100.2 million and $11.3 million in 2024 and 2023, respectively. Financing activities used $68.6 million in cash during 2025 compared to generating $8.6 million during 2024 and using $76.8 million during 2023. See the Consolidated Statements of Cash Flows in Item 8 of this Report.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes, our existing lines of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During 2025 and 2024, we utilized cash on hand, long-term debt, and our lines of credit to finance purchases of revenue equipment and other assets of approximately $40.7 million and $195.7 million, respectively. In addition, we acquired approximately $61.9 million and $50.0 million of revenue equipment through vendor-direct financing arrangements during 2025 and 2024, respectively. These non-cash financing arrangements provide an additional source of liquidity for acquiring new equipment but do not result in cash inflows or outflows and, accordingly, are not reflected in the consolidated statement of cash flows.

We often finance the acquisition of revenue equipment through installment notes with fixed interest rates. At December 31, 2025, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $333.9 million. These installment notes are payable in monthly installments, ranging from 60 monthly installments to 84 monthly installments, at a weighted average interest rate of 5.31%. At December 31, 2024, the Company’s subsidiaries had combined outstanding indebtedness under such installment notes of $325.6 million. These installment notes were payable in monthly installments, ranging from 36 to 84 months at a weighted average interest rate of 5.00%.

In order to maintain an adequate pool of available equipment, it is often necessary to purchase replacement equipment and place them in service before trucks and trailers scheduled for replacement are removed from service. The timing of this process often requires the Company to pay for new equipment before receiving any proceeds from retired equipment, or without any reduction in price for trade units. In this situation, the Company later receives payment for the equipment scheduled for replacement once they are delivered to the buyer and have passed inspection. During the twelve months ended December 31, 2025 and 2024, the Company received approximately $58.3 million and $36.9 million, respectively, for disposed revenue equipment.

During 2025, we maintained a revolving line of credit with a borrowing limit of $60.0 million. Under this credit facility, amounts outstanding under the line bear interest at Term SOFR plus 3.35% (7.22% at December 31, 2025), are secured by our trade accounts receivable and mature on July 1, 2027. The credit facility also establishes an “unused fee” of 0.25% if average borrowings are less than $18.0 million. At December 31, 2025, we had no outstanding borrowings against the line of credit and approximately $0.3 million of outstanding letters of credit, with availability to borrow $59.7 million.

Trade accounts receivable decreased by approximately $13.1 million from $80.0 million as of December 31, 2024 to $66.9 million as of December 31, 2025. The decrease is attributed to a general decrease in freight revenue and fuel surcharge revenue, which flows through the accounts receivable account, during the fourth quarter of 2025 as compared to the freight revenue and fuel surcharge revenue generated during the fourth quarter of 2024.

Marketable equity securities at December 31, 2025 increased approximately $5.9 million as compared to December 31, 2024. The increase resulted from the unrealized appreciation in the fair value of the portfolio by $4.8 million coupled with the purchase of $4.2 million in marketable equity securities, partially offset by the sales of marketable equity securities approximating $3.1 million. At December 31, 2025, the remaining marketable equity securities have a combined cost basis of approximately $28.2 million and a combined fair market value of approximately $48.5 million. The Company has developed a strategy to invest in securities from which it expects to receive dividends that qualify for favorable tax treatment, as well as appreciate in value. During 2025, the Company received dividends of approximately $1.6 million. The holding term of these securities depends largely on the general economic environment, the equity markets, borrowing rates, and the Company's cash requirements.

Property and equipment decreased by approximately $44.1 million from $836.5 as of December 31, 2024 to $792.4 million as of December 31,2025. This decrease is primarily attributable to the disposal of aging trucks and trailers totaling $160.2 million during 2025. This was partially offset by the purchase of new trucks and trailers approximating $108.2 million and the remodel of our corporate headquarters and a driver training facility at our corporate headquarters in Tontitown, Arkansas during 2025.

Accounts payable remained relatively flat year over year with a balance of $32.8 million at December 31, 2025 compared to a balance of $31.2 million at December 31, 2024.

Accrued expenses and other liabilities increased from $14.6 million at December 31, 2024 to $41.1 million at December 31, 2025. The increase is primarily attributable to an increase in the Company’s auto-liability reserve during the fourth quarter of 2025. This increase in auto-liability reserve is due to an agreement in principle to settle a significant auto-liability claim in which the Company was a named defendant totaling $26.5 million after consideration of applicable insurance coverage.

For 2026, we expect to purchase 570 new trucks and 700 trailers while continuing to sell or trade equipment that has reached the end of its life cycle. Management believes we will be able to finance our existing needs for working capital over the next twelve months, as well as acquisitions of revenue equipment and any other asset acquisitions or capital transactions during such period, with cash balances, cash flows from operations, and borrowings believed to be available from financing sources. We will continue to have significant capital requirements over the long-term, which may require us to incur debt or seek additional equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of our common stock and several other factors over which we have limited control, as well as our financial condition and results of operations. Nevertheless, based on our anticipated future cash flows and sources of financing that we expect will be available to us, we do not expect that we will experience any significant liquidity constraints in the foreseeable future.

Inflation

Inflation has an impact on most of our operating costs. Over the past three years, the effect of inflation has been significant. If the current rate of inflation persists, inflation, coupled with supply chain issues and international events, such factors could continue to result in increased costs for drivers, employee wages, equipment, fuel and other costs.

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

In accordance with ASC 250-10-45-17, this change is considered a change in accounting estimate and has been applied prospectively during the year ended December 31, 2024. The effect of this change increased depreciation expense by $24.7 million and increased basic and diluted loss per share by $0.86 net of tax, for the year ended December 31, 2024. The impact of this change on depreciation expense and earnings per share for the year ended December 31, 2025 was not material.

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

During the year ended December 31, 2025, management evaluated its long-lived assets for impairment and performed recoverability testing where indicators were present. Based on these analyses, management concluded that all asset groups were recoverable and no impairment charges were recorded in 2025.

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

Claims accruals. The Company is self-insured for health and workers' compensation benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred but not reported (IBNR) claims. IBNR claims are estimated using historical lag information and other data either provided by outside claims administrators or developed internally. Actual claims payments may differ from management’s estimates as a result of a number of factors, including evaluation of severity, increases in legal or medical costs, and other case-specific factors. The actual claims payments are charged against the Company’s recorded accrued claims liabilities and have been historically reasonable with respect to the estimates of the liabilities made under the Company’s methodology. However, the estimation process is generally subjective, and to the extent that future actual results materially differ from original estimates made by management, adjustments to recorded accruals may be necessary which could have a material effect on the Company’s consolidated financial statements. Based upon our 2025 health and workers' compensation expenses, a 10% increase in both claims incurred and IBNR claims would increase our annual health and workers' compensation expenses by approximately $0.8 million.

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

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on current market price. The recorded value of marketable equity securities increased from $42.6 million at December 31, 2024 to $48.5 million at December 31, 2025. The increase was primarily attributable to $4.8 million of unrealized appreciation in the fair value of the portfolio and $4.2 million of purchases, partially offset by $3.1 million of sales during the year. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $4.9 million. For additional information with respect to the marketable equity securities, see “Item 8. Financial Statements and Supplementary Data, Note 4 to the Consolidated Financial Statements – Marketable Equity Securities.”

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

Commodity Price Risk

Prices and availability of all petroleum products are subject to political, economic and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our 2025 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by approximately $5.4 million.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk related to the activities of our branch office located in Mexico. Currently, we do not hedge our exchange rate exposure through any currency forward contracts, currency options, or currency swaps as all of our revenues, and substantially all of our expenses and capital expenditures are transacted in U.S. dollars. However, certain operating expenditures and capital purchases related to our Mexico branch office are incurred within or exposed to fluctuations in the exchange rate between the U.S. dollar and the Mexican peso. Based on 2025 expenditures denominated in pesos, a 10% decrease in the exchange rate would increase our annual operating expenses by approximately $1.1 million. Foreign currency exchange rates did not have a material impact to our financial condition, results of operations or cash flows for the years ended December 31, 2025 or 2024.

Item 8. Financial Statements and Supplementary Data.

The following statements are filed with this report:

Report of Independent Registered Public Accounting Firm – Grant Thornton LLP (PCAOB ID Number 248)

Consolidated Balance Sheets - December 31, 2025 and 2024

Consolidated Statements of Operations - Years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Comprehensive Income - Years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Cash Flows - Years ended December 31, 2025, 2024 and 2023

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

PAMT CORP

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of PAMT CORP (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 12, 2026 expressed an unqualified opinion.

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

Tulsa, Oklahoma
March 12, 2026

PAMT CORP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2025 AND 2024 (in thousands, except share and per share data)

	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,234	$68,060
Accounts receivable—net:
Trade, less current estimated credit loss of $8,415 and $6,636, respectively	66,882	79,967
Other	6,757	4,854
Inventories	2,332	2,433
Prepaid expenses and deposits	9,807	11,555
Marketable equity securities	48,488	42,620
Income taxes refundable	1,732	2,281

Total current assets	171,232	211,770

PROPERTY AND EQUIPMENT:
Land	30,064	30,426
Structures and improvements	58,458	53,620
Revenue equipment	687,291	733,181
Office furniture and equipment	16,578	19,263

Total property and equipment	792,391	836,490

Accumulated depreciation	(275,554)	(309,272)

Net property and equipment	516,837	527,218

OTHER ASSETS	9,843	2,666

TOTAL ASSETS	$697,912	$741,654

(Continued)

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2025 AND 2024 (in thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	2025	2024

CURRENT LIABILITIES:
Accounts payable	$32,752	$31,198
Accrued expenses and other liabilities	41,078	14,569
Current maturities of long-term debt	65,542	73,017

Total current liabilities	139,372	118,784

Long-term debt—less current portion	268,327	252,565
Deferred income taxes	73,689	92,547
Other long-term liabilities	6,040	250

Total liabilities	487,428	464,146

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 22,377,606 and 22,364,120 shares issued; 20,926,020 and 21,782,534 shares outstanding at December 31, 2025 and 2024, respectively	224	224
Additional paid-in capital	41,682	41,171
Treasury stock, at cost; 1,451,586 and 581,586 shares at December 31, 2025 and 2024, respectively	(28,924)	(13,996)
Retained earnings	197,502	250,109

Total stockholders’ equity	210,484	277,508

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$697,912	$741,654

(Concluded)
See notes to consolidated financial statements.

PAMT CORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023 (in thousands, except per share data)

	2025	2024	2023
OPERATING REVENUES:
Revenue, before fuel surcharge	$526,545	$629,015	$706,114
Fuel surcharge	71,511	85,631	104,693

Total operating revenues	598,056	714,646	810,807

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	160,306	174,491	186,223
Operating supplies and expenses	119,168	136,975	160,527
Rents and purchased transportation	247,578	289,393	315,647
Depreciation	83,298	99,264	64,605
Impairment Loss	-	6,406	-
Insurance and claims	46,780	19,778	30,769
Other	20,462	24,338	23,769
(Gain) loss on disposition of equipment	(15,474)	766	(1,043)

Total operating expenses and costs	662,118	751,411	780,497

OPERATING (LOSS) INCOME	(64,062)	(36,765)	30,310

NON-OPERATING INCOME	11,232	8,459	7,446
INTEREST EXPENSE	(17,458)	(13,240)	(9,177)

(LOSS) INCOME BEFORE INCOME TAXES	(70,288)	(41,546)	28,579

FEDERAL & STATE INCOME TAX (BENEFIT) EXPENSE:
Current	1,177	2,034	7,277
Deferred	(18,858)	(11,785)	2,886

Total federal & state income tax (benefit) expense	(17,681)	(9,751)	10,163

NET (LOSS) INCOME	$(52,607)	$(31,795)	$18,416

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(2.48)	$(1.45)	$0.83
Diluted	$(2.48)	$(1.45)	$0.83

AVERAGE COMMON SHARES OUTSTANDING:
Basic	21,209	21,878	22,056
Diluted	21,209	21,878	22,197

See notes to consolidated financial statements.

PAMT CORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023 (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

BALANCE— January 1, 2023	22,166	$223	$40,472	$(4,000)	$263,488	$300,183

Net income					18,416	18,416
Restricted stock issued	24
Treasury stock repurchases	(169)			(4,736)		(4,736)
Restricted stock net settlement			(199)			(199)
Share-based compensation			552			552

BALANCE— December 31, 2023	22,021	$223	$40,825	$(8,736)	$281,904	$314,216

Net loss					(31,795)	(31,795)
Restricted stock issued	47	1	(1)
Treasury stock repurchases	(285)			(5,260)		(5,260)
Restricted stock net settlement			(376)			(376)
Share-based compensation			723			723

BALANCE— December 31, 2024	21,783	$224	$41,171	$(13,996)	$250,109	$277,508

Net loss					(52,607)	(52,607)
Restricted stock issued	13
Treasury stock repurchases	(870)			(14,928)		(14,928)
Restricted stock net settlement			(37)			(37)
Share-based compensation			548			548

BALANCE— December 31, 2025	20,926	$224	$41,682	$(28,924)	$197,502	$210,484

See notes to consolidated financial statements.

PAMT CORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023 (in thousands)

	2025	2024	2023
OPERATING ACTIVITIES:
Net (loss) income	$(52,607)	$(31,795)	$18,416
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	83,298	99,264	64,605
Impairment Loss	-	6,406	-
Bad debt expense	1,779	3,074	2,396
Stock compensation—net of excess tax benefits	548	723	553
Provision for deferred income tax (benefit) expense	(18,858)	(11,785)	2,886
Recognized (gain) on marketable equity securities	(6,671)	(3,079)	(1,618)
(Gain) loss on sale or disposal of equipment	(15,474)	766	(1,043)
Changes in operating assets and liabilities:
Accounts receivable	9,402	(86)	50,798
Prepaid expenses, deposits, inventories, and other assets	1,831	3,463	2,538
Income taxes refundable	549	1,602	1,768
Income taxes payable	-	-	-
Trade accounts payable	(11,565)	(6,520)	(10,980)
Accrued expenses and other liabilities	25,103	(2,992)	(15,742)
Net cash provided by operating activities	17,335	59,041	114,577

INVESTING ACTIVITIES:
Purchases of property and equipment	(40,740)	(140,759)	(34,060)
Proceeds from disposition of equipment	58,334	36,910	22,622
Sales of marketable equity securities	5,040	3,662	143
Purchases of marketable equity securities, net of return of capital	(4,237)	-
Net cash provided by (used in) investing activities	18,397	(100,187)	(11,295)

FINANCING ACTIVITIES:
Borrowings under line of credit	651,649	750,912	879,191
Repayments under line of credit	(651,649)	(750,912)	(879,191)
Borrowings of long-term debt	30,000	80,679	-
Repayments of long-term debt	(83,630)	(66,827)	(71,105)
Borrowings under margin account	1,807	-	46
Repayments under margin account	(1,807)	-	(960)
Repurchases of treasury stock	(14,928)	(5,259)	(4,736)
Proceeds from exercise of stock options	-	(1)	-
Net cash (used) provided by financing activities	(68,558)	8,592	(76,755)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(32,826)	(32,554)	26,527

CASH AND CASH EQUIVALENTS—Beginning of year	68,060	100,614	74,087
CASH AND CASH EQUIVALENTS—End of year	$35,234	$68,060	$100,614

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—
Cash paid during the period for:
Interest	$17,441	$13,494	$9,762
Income taxes	$886	$674	$5,510

NON-CASH INVESTING AND FINANCING ACTIVITIES—
Purchases of revenue equipment included in accounts payable	$13,332	$214	$25,147

See notes to consolidated financial statements.

PAMT CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

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

Bank Overdrafts– The Company classifies bank overdrafts in current liabilities as accounts payable. Bank overdrafts generally represent checks written in excess of available cash that have not yet cleared the Company’s bank accounts. The majority of the Company’s bank accounts are zero balance accounts that are funded at the time items clear against the account by drawings against a line of credit; therefore, the outstanding checks represent bank overdrafts. Because the recipients of these checks have generally not yet received payment, the Company continues to classify bank overdrafts as accounts payable. Bank overdrafts are classified as changes in accounts payable in the cash flows from operating activities section of the Company’s Consolidated Statement of Cash Flows. There were no bank overdrafts as of December 31, 2025 or 2024.

Accounts Receivable Other– The components of accounts receivable other consist primarily of amounts representing maintenance chargebacks, company driver advances, independent contractor advances, and equipment manufacturer warranties. Maintenance chargebacks from our equipment partners were approximately $85,000 and $1,300,000 as of December 31, 2025 and December 31, 2024, respectively. Accounts receivable from independent contractors as of December 31, 2025 and 2024, were approximately $297,000 and $881,000, respectively. Independent contractors are allowed to purchase items such as fuel, repairs and tolls on Company accounts in order to share in favorable pricing negotiated by the Company. Advances receivable from company drivers as of December 31, 2025 and 2024, were approximately $92,000 and $20,000, respectively. Independent contractors and trip lease carriers are allowed to receive advances for a portion of the revenue that they expect to receive for loads that they transport for the Company.

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

Management continues to believe that the market conditions for used revenue equipment has deteriorated since its peak in 2022. This decline in market conditions prompted the requirement for a recoverability test. Asset groups were formed based on year and model of the revenue equipment and whether those groups were acquired used or new. Management tested all applicable asset groups and concluded that no groups of trucks or trailers are impaired beyond their carrying value as of December 31, 2025. Therefore, no impairment loss was incurred during 2025. At December 31, 2024, management determined specific asset groups of trucks and trailers to be impaired beyond their carrying value. The impairment of these asset groups resulted in an impairment loss of approximately $6.4 million, or $0.22 loss per share, net of tax, during the year ended December 31, 2024. No impairment loss was incurred during the year ended December 31, 2023.

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

The Company’s management periodically evaluates whether changes to estimated useful lives and/or salvage values are necessary to ensure its estimates accurately reflect the economic use of the assets. During 2025, management determined that no material adjustments to the estimated useful lives or salvage values of trucks or trailers were necessary based on such an evaluation.

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

Advertising Expense– Advertising costs are expensed as incurred and totaled approximately $1,525,000, $1,359,000 and $2,014,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2025 and 2024, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

Revenue Recognition– Revenue is recognized over time as the freight progresses towards its destination and the transportation service obligation is fulfilled. For loads picked up during the reporting period, but delivered in a subsequent reporting period, revenue is allocated to each period based on the transit time in each period as a percentage of total transit time. The contract asset, or the amount of remaining performance obligation relating to loads in process at the end of each reporting period, was $2.4 million and $2.3 million for the years ended December 31, 2025 and 2024, respectively. Recorded contract assets are included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accrued expenses and other liabilities line items for the estimated expenses on these same in-process loads. The Company had no contract liabilities associated with our operations as of December 31, 2025 and 2024.

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

Reportable Segments– The operations of the Company and its subsidiaries are all in the motor carrier segment and are aggregated into a single reporting segment in accordance with the aggregation criteria under Generally Accepted Accounting Principles (“GAAP”). The operations of these subsidiaries can generally be classified into either truckload services or brokerage and logistics services. The Company has carefully considered the segment reporting requirements under Accounting Standards Codification (“ASC”) 280, Segment Reporting, for the years presented. ASC 280 requires companies to identify operating segments based on internal management reporting reviewed by the chief operating decision maker and permits aggregation of operating segments when they have similar economic characteristics and meet certain qualitative and quantitative criteria. Both our truckload operations and our brokerage/logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. Based on the Company’s segment identification, interpretation of the aggregation criteria outlined in ASC 280-10-50-11, and the similar qualitative and quantitative economic characteristics of the Company’s operating segments, the operations of the Company are aggregated into a single motor carrier segment.

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

The Company provides truckload transportation services as well as brokerage and logistics services to customers throughout the United States and portions of Canada and Mexico. Truckload transportation services revenues, excluding fuel surcharges, represented 68.3%, 67.1% and 65.3% of total revenues, excluding fuel surcharges, for the twelve months ended December 31, 2025, 2024 and 2023, respectively. Remaining revenues, excluding fuel surcharges, for each respective year were generated by brokerage and logistics services.

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

Recent Accounting Pronouncements– In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update, (“ASU”) No. 2023-09, (“ASU 2023-09”), Improvements to Income Tax Disclosures. ASU 2023-09 was issued to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for annual reporting periods beginning after December 15, 2024. The Company adopted ASU 2023-09 effective January 1, 2025 on a prospective basis. The adoption resulted in expanded income tax disclosures, including additional information presented in the effective tax rate reconciliation within these consolidated financial statements.

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

The Company considered the applicability and impact of the above-referenced ASU’s and all other accounting standard updates issued by the Financial Accounting Standards Board to the Accounting Standards Codification ("ASC") and determined there are not any ASUs that have not already been adopted which require significant consideration for disclosure as of December 31, 2025.

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

The Company's receivables result primarily from the sale of transportation and logistics services. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. Accounts receivable, which consist of both billed and unbilled receivables, are presented net of current estimated credit losses. Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectability. Accounts receivable balances consist of the following components as of December 31, 2025 and 2024:

	2025	2024
	(in thousands)

Billed	$67,952	$78,521
Unbilled	7,345	8,082
Current estimated credit losses	(8,415)	(6,636)

Total accounts receivable—net	$66,882	$79,967

An analysis of changes in current estimated credit losses for the years ended December 31, 2025, 2024, and 2023 follows:

	2025	2024	2023
	(in thousands)

Balance—beginning of year	$6,636	$7,717	$5,381
Provision for bad debts	1,779	3,074	2,396
Charge-offs	-	(4,155)	(60)

Balance—end of year	$8,415	$6,636	$7,717

4.	MARKETABLE EQUITY SECURITIES

The Company accounts for its marketable securities in accordance with Accounting Standards Codification (“ASC”) Topic 321, Investments—Equity Securities, which provides guidance on the recognition, measurement, and presentation of investments in equity securities. ASC Topic 321 generally requires equity investments with readily determinable fair values to be measured at fair value, with changes in fair value recognized in net income. The Company’s investments in marketable securities consist of equity securities with readily determinable fair values. The cost of securities sold is based on the specific identification method, and interest and dividends on securities are included in non-operating income (expense).

Marketable equity securities are carried at fair value, with changes in fair market value included in the determination of net income. The fair market value of marketable equity securities is determined based on quoted market prices in active markets. See Note 18 – Fair Value of Financial Instruments for additional information regarding the valuation of marketable equity securities.

The following table sets forth cost, market value and unrealized gain on equity securities classified as available-for-sale as of December 31, 2025 and 2024.

	2025	2024
	(in thousands)
Available-for-sale securities:
Fair market value	$48,488	$42,620
Cost	28,211	27,094
Unrealized gain	$20,277	$15,526

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of December 31, 2025 and 2024.

	2025	2024
	(in thousands)
Available-for-sale securities:
Gross unrealized gains	$21,362	$17,215
Gross unrealized losses	1,085	1,689
Net unrealized gains	$20,277	$15,526

For the years ended December 31, 2025, 2024 and 2023, the Company recognized dividends of approximately $1,574,000, $1,443,000 and $1,557,000 in non-operating income in its consolidated statements of operations, respectively.

The following table shows the Company’s net realized (losses) gains during 2025, 2024 and 2023 on certain marketable equity securities.

	2025	2024	2023
	(in thousands)
Realized (losses) gains:
Sale proceeds	$5,040	$3,662	$343
Cost of securities sold	3,121	3,213	255

Realized (losses) / gains	$1,919	$449	$88

At December 31, 2025, the Company’s investments’ approximate fair value of securities in a loss position and related gross unrealized losses were $4,250,000 and $1,085,000, respectively. At December 31, 2024, the Company’s investments’ approximate fair value of securities in a loss position and related gross unrealized losses were $6,584,000 and $1,689,000, respectively. At December 31, 2023, the Company’s investments’ approximate fair value of securities in a loss position and related gross unrealized losses were $8,099,000 and $2,630,000, respectively.

The market value of the Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. At December 31, 2025 and December 31, 2024, the Company had no outstanding borrowings under its margin account.

5.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities at December 31 are summarized as follows:

	2025	2024
	(in thousands)

Payroll	$3,370	$3,779
Taxes—other than income	3,291	3,223
Interest	540	557
Driver escrows	1,079	1,392
Self-insurance claims and legal reserves	31,430	5,095
Current portion of Right-of-Use liability	1,118	-
Other liabilities	250	523

Total accrued expenses and other liabilities	$41,078	$14,569

The Company’s accounts payable as of December 31, 2025 is $32,752,000, which includes $13,332,000 in payables for purchases of revenue equipment. The Company’s accounts payable as of December 31, 2024 was $31,198,000, which included $214,000 in payables for purchases of revenue equipment.

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

During the fourth quarter of 2025, the Company recorded a $26.5 million increase in its claims reserve related to the settlement of a significant auto liability claim. See Note 16 – Commitments and Contingencies for additional information.

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

7.	LONG-TERM DEBT

Long-term debt at December 31, consists of the following:

	2025	2024
	(in thousands)
Line of credit with a bank—due July 1, 2027, and collateralized by accounts receivable (1)	-	-
Equipment financing (2)	300,892	287,799
Real estate financing (3)	32,977	37,783
Total long-term debt	333,869	325,582
Less current maturities	(65,542)	(73,017)

Long-term debt—net of current maturities	$268,327	$252,565

(1)

Line of credit agreement with a bank provides for maximum borrowings of $60.0 million and contains certain restrictive covenants that must be maintained by the Company on a consolidated basis. Borrowings on the line of credit are at an interest rate of Term SOFR as of the first day of the month plus 3.35%, (7.22% at December 31, 2025) and are secured by our trade accounts receivable. An “unused fee” of 0.25% is charged if average daily borrowings are less than $18.0 million in a given month. Monthly payments of interest are required under this agreement. Also, under the terms of the agreement the Company is required to maintain a minimum level of financial stability by meeting various metrics as defined in the debt covenants. The Company was in compliance with all provisions under this agreement as of December 31, 2025. At December 31, 2025, we had no outstanding borrowings against the line of credit and approximately $0.3 million of outstanding letters of credit, with availability to borrow $59.7 million. At December 31, 2024, outstanding advances on the line were approximately $0.2 million, including letters of credit totaling $0.2 million.

(2)

Equipment financings consist of installment obligations for revenue equipment purchases, payable in various monthly installments with various maturity dates through June 2032, at a weighted average interest rate of 5.31% as of December 31, 2025 and collateralized by revenue equipment.

(3)

Real estate financing consisting of an installment obligation for the purchase of real estate in Laredo, TX, payable in 120 installments at an interest rate of 3.02% and maturing in September 2030, and an installment obligation for the financing of various company-owned terminals and office buildings payable in 120 installments at an interest rate of 3.65% and maturing in March 2032. These obligations are collateralized by the underlying real estate and any rental income generated by the underlying real estate.

The Company has provided letters of credit to third parties totaling approximately $300,000 and $200,000 at December 31, 2025 and December 31, 2024, respectively. The letter is held by the third party to assist such party in collection of any amounts due by the Company should the Company default in its commitments to the party.

Scheduled annual maturities on long-term debt outstanding at December 31, 2025, are:

2026	$65,542
2027	71,818
2028	57,878
2029	60,329
2030	53,483
Thereafter	24,819

Total	$333,869

8.	NONCASH INVESTING AND FINANCING ACTIVITIES

The Company financed approximately $61.9 million, $50.0 million, and $68.5 million in equipment purchases during 2025, 2024 and 2023, respectively, utilizing noncash financing.

9.	CAPITAL STOCK

The Company's authorized capital stock consists of 100,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. On October 31, 2024, the Company’s shareholders approved an increase in the authorized shares of common stock from 50,000,000 to 100,000,000 shares. At December 31, 2025, there were 22,377,606 shares of our common stock issued and 20,926,020 shares outstanding. At December 31, 2024, there were 22,364,120 shares of our common stock issued and 21,782,534 shares outstanding. No shares of our preferred stock were issued or outstanding at December 31, 2025 or 2024.

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

Preferred Stock

Preferred stock may be issued from time to time by our Board of Directors, without stockholder approval, in such series and with such preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or other provisions, as may be fixed by the Board of Directors in the resolution authorizing their issuance. The issuance of preferred stock by the Board of Directors could adversely affect the rights of holders of shares of common stock; for example, the issuance of preferred stock could result in a class of securities outstanding that would have certain preferences with respect to dividends and in liquidation over the common stock, and that could result in a dilution of the voting rights, net income per share and net book value of the common stock. As of December 31, 2025, we have no agreements or understandings for the issuance of any shares of preferred stock.

Treasury Stock

The Company’s stock repurchase program has been extended and expanded several times, most recently in July 2023, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. Under this program, the Company did not repurchase any shares of its common stock during 2025 and repurchased 1,050 shares of its common stock during 2024, respectively. As of December 31, 2025, there remain 474,016 shares of common stock authorized under this plan.

On April 3, 2025, the Company commenced a tender offer to repurchase up to 435,000 shares of the Company’s outstanding common stock at a price of not greater than $17.00 nor less than $14.00 per share. On April 11, 2025, the Company amended the terms of the tender offer to increase the minimum purchase price for shares purchased in the tender offer to $14.50 per share. Following the expiration of the tender offer on May 1, 2025, the Company accepted 870,000 shares of its common stock for purchase at $17.00 per share, at an aggregate purchase price of approximately $14.8 million, excluding fees and expenses related to the offer. The number of shares purchased by the Company reflects the Company’s right to purchase additional shares in the tender offer up to an additional 2% of its outstanding shares. The Company funded the purchase of the accepted shares tendered with available cash and accounted for the repurchase of these shares as treasury stock on the Company’s condensed consolidated balance sheet as of December 31, 2025.

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

The Company accounts for Treasury stock using the cost method, and as of December 31, 2025, 1,451,586 shares were held in the treasury at an aggregate cost of approximately $28,924,000.

10.	SEGMENT INFORMATION, SIGNIFICANT CUSTOMERS, INDUSTRY CONCENTRATION AND GEOGRAPHIC AREAS

The Company's revenues for 2025, 2024 and 2023 were all generated from operations in the motor carrier segment and are aggregated into a single reporting segment in accordance with the aggregation criteria under GAAP. Both our truckload operations and our brokerage/logistics operations have similar economic characteristics and are impacted by virtually the same economic factors as discussed elsewhere in this Report. Based on the Company’s segment identification, interpretation of the aggregation criteria outlined in ASC 280-10-50-11, and the similar qualitative and quantitative economic characteristics of the Company’s operating segments, the operations of the Company is aggregated into a single motor carrier segment. The Company’s chief operating decision maker, the Chief Executive Officer, utilizes the metrics of net income and operating ratio to evaluate company performance and in competitive analysis when comparing to competing companies. The accounting policies of the motor carrier segment are the same as those described in the summary of accounting policies found in this report.

The table below presents revenue dollars and percentages by geographic area:

	Year Ended December 31,
	2025		2024		2023
	(in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent
United States - domestic shipments	$332,431	55.6	$448,137	62.1	$512,552	63.2
Shipments to or from Mexico	264,440	44.2	265,386	37.7	296,696	36.6
Shipments to or from Canada	1,185	0.2	1,123	0.2	1,559	0.2

Total	$598,056	100%	$714,646	100%	$810,807	100%

Our five largest customers, for which we provide carrier services covering a number of geographic locations, accounted for approximately 43%, 39% and 34% of our total revenues in 2025, 2024 and 2023, respectively. General Motors Company accounted for approximately 14%, 12% and 12% of our revenues in 2025, 2024 and 2023, respectively.

We also provide transportation services to other manufacturers who are suppliers for automobile manufacturers. Approximately 35%, 32% and 30% of our revenues were derived from transportation services provided to the automobile industry during 2025, 2024 and 2023, respectively.

Accounts receivable from the three largest customers totaled approximately $25,296,000 and $25,384,000 at December 31, 2025 and 2024, respectively.

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

The Company prospectively applied Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). As such, information presented below for 2024 and 2023 has not been recast to conform to current-year presentation.

Net loss before income taxes for the year ended December 31 are as follows:

2025
(in thousands)
Domestic	(70,288)
Foreign	-
Total (loss) before income taxes	$(70,288)

The provision (benefit) for income taxes consisted of the following components for the following years ended December 31:

	2025	2024	2023
	(in thousands)
Current:
Federal	$436	$945	$4,697
State	741	1,089	2,580
Total current income tax provision	1,177	2,034	7,277
Deferred:
Federal	(15,277)	(9,248)	944
State	(3,581)	(2,537)	1,942
Total deferred income tax provision	(18,858)	(11,785)	2,886

Total income tax provision expense	$(17,681)	$(9,751)	$10,163

After the adoption of ASU 2023-09, the reconciliation between the provision for income taxes for the year December 31, 2025 and the amounts computed using the federal statutory rate in effect is presented in the following table:

	2025

	Amount	Percent

Federal income tax at statutory rate	$(14,760)	21.0
State income taxes, net of federal income tax effect (1)	(2,840)	4.0
Tax Credits
Federal fuel tax credit	(64)	0.1
Nontaxable and nondeductible items
Nondeductible per-diem paid to drivers	152	(0.2)
Dividend received deduction	(162)	0.2
Other	98	(0.1)
Other Adjustments	(105)	0.2
Total income tax (benefit) expense	$(17,681)	25.2%

(1)

The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include Arkansas, Pennsylvania and Tennessee. Deferred state income taxes are calculated using a blended state tax rate and are not attributed to specific states. Accordingly, the states disclosed are based on current state income tax expense.

The reconciliation between the computed provision for income taxes and the amounts computed using the federal statutory rate for the years ended December 31 prior to the adoption of ASU 2023-09 is presented in the following table:

	2024		2023

	Amount	Percent	Amount	Percent

Federal income tax at statutory rate	$(8,725)	21.0	$6,002	21.0
Federal income tax effects of:
State income taxes	(860)	2.1	(2,038)	(7.1)
Nondeductible per diem and meals	247	(0.6)	371	1.3
Other	1,035	(2.5)	1,306	4.6
Federal income tax provision	(8,302)	20.0	5,641	19.8
State income tax provision	(1,449)	3.5	4,522	15.8
Total income tax (benefit) expense	$(9,751)	23.5	$10,163	35.6

Under GAAP, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax reporting purposes. Significant components of the Company’s deferred tax liabilities and assets at December 31 are as follows:

	2025	2024
	(in thousands)

Deferred tax liabilities:
Depreciation & basis differences for property, plant and equipment	$98,072	$89,960
Unrealized gains on securities	5,215	3,987
Prepaid expenses	2,466	2,880

Total deferred tax liabilities	105,753	96,827

Deferred tax assets:
Net operating loss carryover	22,007	-
Accrued Expenses	7,866	1,063
Current expected credit losses	2,166	1,708
Disallowed interest expense under Sec. 163(j)	-	1,509
Other	25	-

Total deferred tax assets	32,064	4,280

Net deferred tax liability	$73,689	$92,547

Income taxes paid, net of refunds received, during the year ended December 31, 2025 were as follows:

2025
(in thousands)
Federal	-
State
Arkansas	400
Tennessee	110
Louisiana	85
Alabama	65
Pennsylvania	53
Georgia	45
Other (net refund)	(122)

Total income taxes paid, net of refunds	$636

Income taxes paid, net of refunds received totaled $0.5 million in 2024, while income taxes paid, net of refunds received totaled $5.5 million in 2023.

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill (the “OBBB”). Among other provisions, the legislation reinstated 100% bonus depreciation for qualifying property acquired and placed in service after January 19, 2025, and modified the limitation on business interest expense under Internal Revenue Code Section 163(j) to be based on 30% of adjusted taxable income determined using an EBITDA measure, rather than EBIT. The OBBB has multiple effective dates with certain provisions effective in 2025 and others implemented through 2027. The relevant items contained in the bill increased our deferred tax liability and reduced federal income tax liability in 2025, with no material impact on the 2025 effective tax rate.

As a result of these provisions, the Company recorded accelerated depreciation deductions and recognized previously disallowed interest expense, which collectively increased current-year deductible expenses and are expected to result in a federal net operating loss of $85.5 million for the year ended December 31, 2025. The enactment of the OBBBA resulted in a material impact to the Company’s current and deferred income tax balances reflected on the condensed consolidated balance sheet and income statement for the year ended December 31, 2025.

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of Accounting Standards Codification (“ASC”) 740-10-30, weighs all available evidence, both positive and negative to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of December 31, 2025, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of December 31, 2025, an adjustment to the Company’s consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During 2025 and 2024, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which we operate generally provide for a deficiency assessment statute of limitation period of three years and as a result, the Company’s tax years 2022 and forward remain open to examination in those jurisdictions.

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

In January 2025, the Company granted awards of restricted stock units representing 100,000 shares of common stock to certain key employees under the 2024 Plan. These stock awards had a grant date fair value of $16.10 per share, based on the closing price of the Company’s stock on the date of grant. 52,500 of the awarded share units vest on the four-year anniversary date of the award. The remaining 47,500 of the awarded share units vest on the five-year anniversary date of the award.

In May 2025, the Company granted 2,862 shares of common stock to non-employee directors. This stock award had a grant date fair value of $15.71 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately.

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

During 2025, 2024 and 2023, there were no grants of stock options and there were no outstanding stock options at December 31, 2025 or December 31, 2024. At December 31, 2025, approximately 1,432,500 shares were available for granting future equity awards under the 2024 Equity Incentive Plan.

The grant date fair value of stock and stock options vested during 2025, 2024 and 2023 was approximately $437,000, $928,000 and $576,000, respectively. Total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits was approximately $548,000 during 2025 and includes approximately $45,000 recognized as a result of the grant of a total of 2,862 shares of stock to four non-employee directors during the second quarter of 2025. The Company recognized a total income tax benefit of approximately $138,000 related to stock-based compensation expense during 2025. The recognition of stock-based compensation expense decreased diluted earnings per common share by $0.02 and basic earnings per common share by approximately $0.02 during 2025. As of December 31, 2025, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1,949,000 which is being amortized over the remaining vesting period. As a result, the Company expects to recognize the following approximate amounts of additional compensation expense related to unvested restricted stock awards during each of the years indicated:

2026	$643,000
2027	$546,000
2028	$537,000
2029	$210,000
2030	$13,000

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

There were no options granted during 2025, 2024, or 2023.

A summary of the status of the Company’s non-vested restricted stock as of December 31, 2025 and changes during the year ended December 31, 2025, is presented below:

	Restricted Stock
	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested—January 1, 2025	128,591	$13.79
Granted	202,862	14.15
Canceled/forfeited/expired	(141,486)	11.93
Vested	(15,862)	27.52
Nonvested—December 31, 2025:	174,105	$14.47

14.	EARNINGS PER SHARE

Basic (loss) earnings per common share was computed by dividing net (loss) income by the weighted average number of shares outstanding (on a stock split adjusted basis) during the period. Diluted (loss) earnings per common share was calculated as follows:

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands, except per share data)

Net (loss) income	$(52,607)	$(31,795)	$18,416

Basic weighted average common shares outstanding	21,209	21,878	22,056
Dilutive effect of common stock equivalents	-		141

Diluted weighted average common shares outstanding	21,209	21,878	22,197

Basic (loss) earnings per share	$(2.48)	$(1.45)	$0.83

Diluted (loss) earnings per share	$(2.48)	$(1.45)	$0.83

15.	BENEFIT PLAN

The Company sponsors a benefit plan for the benefit of all eligible employees. The plan qualifies under Section 401(k) of the Internal Revenue Code thereby allowing eligible employees to make tax-deductible contributions to the plan. The plan provides for employer matching contributions of 50% of each participant’s voluntary contribution up to 3% of the participant’s compensation and vests at the rate of 20% each year until fully vested after five years. Total employer matching contributions to the plan were approximately $280,000, $288,000 and $245,000 in 2025, 2024 and 2023, respectively.

16.	COMMITMENTS AND CONTINGENCIES

We are involved in certain claims and pending litigation arising from the ordinary conduct of business. We also provide accruals for claims within our self-insured retention amounts. Since September 1, 2020, we have been self-insured for certain layers of auto liability claims in excess of $2.0 million. We currently specifically reserve for claims that are expected to exceed $2.0 million when fully developed, based on the facts and circumstances of those claims. Except as described below, based on our knowledge of the facts, and in certain cases, opinions of outside counsel, we believe the resolution of such claims and pending litigation will not have a material effect on our financial position, results of operations or cash flows. However, if we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition, results of operations or cash flows.

We are a defendant in a motor vehicle accident lawsuit filed on January 10, 2025 in the State Court of Gwinnett County, Georgia, arising from a December 29, 2024 accident between a Company tractor-trailer and a passenger vehicle. As of December 31, 2025, we reached a preliminary settlement agreement with the plaintiff for a total settlement amount of $30.0 million, of which $26.5 million represents the Company’s net exposure after consideration of applicable insurance coverage. The settlement agreement is subject to final approval, which is currently expected during the first quarter of 2026. As of December 31, 2025, the Company has recorded a liability of $26.5 million related to this matter, which is included in accrued expenses and other liabilities in the Consolidated Balance Sheets (see Note 5, Accrued Expenses and Other Liabilities).

17.	LEASES

Right-of-Use Leases

In May 2025, the Company entered into an operating lease for shop and office space for an initial term of three years and in October 2025, the Company entered into an operating lease for terminal space for an initial term of ten years. Neither lease provides an option for early cancellation. During 2024 and 2023, the Company did not enter into any new leases with similar provisions. In accordance with the provisions of ASC Topic 842, Leases, which requires lessees to recognize right-of-use assets and corresponding lease liabilities for operating leases on the balance sheet, these leases resulted in the recognition of right-of-use assets and corresponding operating lease liabilities, respectively, valued at approximately $7.2 million as of December 31, 2025. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using the Company’s incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable. The right-of-use assets are recorded in other assets, and the lease liability is recorded in accrued expenses and other liabilities and in other long-term liabilities on our condensed consolidated balance sheet at December 31, 2025. Lease expense is recorded on a straight-line basis over the lease term and is recorded in rent and purchased transportation in our condensed consolidated statements of operations. While these lease agreements may contain provisions to extend for a period of time after the initial term, the Company is not reasonably certain these extension options will be exercised. Therefore, potential lease payments that might occur under this extension period are not included in amounts recorded in our condensed consolidated balance sheets as of December 31, 2025.

Scheduled amounts and timing of cash flows arising from operating lease payments at December 31, 2025, are:

(in thousands)
Maturity of Lease Liabilities
2026	$1,122
2027	1,159 -
2028	952
2029	863
2030 and Thereafter	5,048
Total undiscounted operating lease payments	$9,144
Less: Imputed interest	(1,986)
Present value of operating lease liabilities	$7,158

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$7,158

Current lease liabilities (recorded in other current liabilities)	$1,118
Long-term lease liabilities (recorded in other long-term liabilities)	6,040
Total operating lease liabilities	$7,158

Other Information
Weighted-average remaining lease term for operating leases (in years)	8.51
Weighted-average discount rate for operating leases	5.62%

Cash Flows

A right-of-use asset was recognized as a non-cash asset addition that resulted from new operating lease liabilities during the year ended December 31, 2025. No new right-of-use asset was recognized as non-cash asset additions that resulted from new operating lease liabilities during the year ended December 31, 2024. Cash paid for amounts included in the present value of right-of-use lease liabilities was $0.3 and $0.1 million during the years ended December 31, 2025 and December 31, 2024, respectively, and is included in operating cash flows.

Cash Paid for Operating Leases

	Twelve Months Ended
	December 31,
	2025	2024
	(in thousands)
Right-of-Use leases	$292	$114
Short-term leases (1)	2,173	3,424
Total	$2,465	$3,538

(1) Short-term lease cost includes leases with a term of twelve months or less and leases with options for early cancellation.

Lease Revenue

The Company has a lease-purchase program whereby we offer independent contractors the opportunity to lease a Company-owned truck. The terms associated with these leases require weekly lease payments over the term of the leases which range from 5 to 60 months. The cost and carrying amount of Company-owned trucks in this program at December 31, 2025 were approximately $72,910,000 and $35,866,000, respectively. The cost and carrying amount of the Company-owned trucks in this program at December 31, 2024 were approximately $67,440,000 and $37,932,000, respectively. Payments under this program are classified in the Company’s financial statements under the consolidated statement of operations category Revenue.

Leases in our lease-purchase program expire at various dates through 2029. Future minimum lease receipts related to these operating leases at December 31, 2025 and 2024 were approximately $12,601,000 and $21,111,000, respectively. Depreciation is calculated on a straight-line basis over the estimated useful life of the equipment, down to an estimated salvage value. In most cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed by the manufacturer. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal. During the year ended December 31, 2025, the Company incurred $9.6 million of depreciation expense for these assets.

The Company leases dock space to a related party at our Laredo, Texas terminal and warehouse and office space to an unrelated lessee at a second Laredo, Texas terminal. At December 31, 2025, the cost and carrying amount of the facilities leased were approximately $13,738,000 and $10,568,000, respectively. Future minimum lease receipts related to this operating lease at December 31, 2025 are approximately $49,000. See Note 19 – Related Party Transactions for additional information regarding the Company’s transactions with related persons.

The Company's operating lease revenue during 2025, 2024 and 2023 is as follows:

	2025	2024	2023
	(in thousands)
Leased truck revenue (recorded in revenue, before fuel surcharge)	$10,578	$9,961	$7,850
Leased building space revenue (recorded in non-operating income)	800	604	395
Total lease revenue	$11,378	$10,565	$8,245

Lease Receivable

Future minimum operating lease payments receivable at December 31, 2025:

(in thousands)
2026	$9,361
2027	1,996
2028	1,175
2029 & Thereafter	69
Total future minimum lease payments receivable	$12,601

Lease Payments to Related Parties

Payments to related parties of $794,509 were made for real estate leases during 2025 which include maintenance facilities in one state and trailer drop yards in nine states. The leases are generally month to month leases with automatic monthly renewal provisions.

During 2025 the Company leased office, shop and parking spaces from various lessors, including a related party. The initial term for the majority of these leases is one year, with an option for early cancellation and an option to renew for subsequent one-month periods. These leases can be terminated by either party by providing notice to the other party of the intent to cancel or to not extend. Relatively short lease durations for these properties are intended to provide flexibility to the Company as changing operational needs and shifting opportunities often result in cancellation or non-renewal of these leases by the Company or the lessor. The minimum operating lease payable under these arrangements was approximately $27,000 as of December 31, 2025.

The Company leases office and shop facilities to a related party. At December 31, 2025, the cost and carrying amount of the facilities leased were approximately $13,738,000 and $10,568,000, respectively. Future minimum lease receipts related to this lease at December 31, 2025 were approximately $49,000.

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

At December 31, 2025 and 2024, the following items are measured at fair value on a recurring basis:

	2025				2024

	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Marketable equity securities	$48,488	$48,488	-	-	$42,620	$42,620	-	-

During 2025 and 2024, there were no transfers of marketable securities between levels of fair value measurement.

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying values and estimated fair values of this other long-term debt at December 31, 2025 and 2024 are summarized as follows:

	2025		2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Long-term debt	$333,869	$332,066	$325,582	$319,210

The Company has not elected the fair value option for any of our financial instruments.

19.	RELATED PARTY TRANSACTIONS

In the normal course of business, transactions for transportation and repair services, equipment, property leases and other services are conducted between the Company and companies affiliated with our Chairman and controlling shareholders. The Company recognized approximately $18,130,000, $13,319,000 and $321,000 in operating revenue and approximately $12,768,000, $30,140,000 and $27,286,000 in operating expenses in 2025, 2024, and 2023, respectively from related party transactions.

The Company purchased auto liability and workers’ compensation insurance through an insurance company affiliated with our Chairman and controlling shareholders. Premiums for auto liability coverage during 2025, 2024, and 2023 were approximately $15,655,000, $14,404,000, and $13,307,000, respectively. Premiums for workers’ compensation coverage during 2025, 2024, and 2023 were approximately $375,000, $267,000 and $298,000, respectively.

Amounts owed to the Company by these affiliates were approximately $2,554,000 and $3,724,000 at December 31, 2025 and 2024, respectively. Of the accounts receivable at December 31, 2025 and 2024, approximately $2,461,000 and $3,275,000 represent freight transportation and approximately $93,000 and $449,000 represent revenue resulting from other services performed for related parties. Amounts payable to affiliates at December 31, 2025 and 2024 were approximately $1,213,000 and $1,196,000 respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and our principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

PAMT CORP

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of PAMT CORP (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated March 12, 2026 expressed an unqualified opinion on those financial statements.

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

/S/ GRANT THORNTON LLP

Tulsa, Oklahoma
March 12, 2026

Item 9B. Other Information.

During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable

PART III

Portions of the information required by Part III of Form 10-K are, pursuant to General Instruction G(3) of Form 10-K, incorporated by reference from our definitive proxy statement which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our fiscal year 2025.

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

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2025, information about compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans approved by Security Holders	174,105	-	1,432,500

Equity Compensation Plans not approved by Security Holders	-	-	-

Total	174,105	-	1,432,500

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

Report of Independent Registered Public Accounting Firm - Grant Thornton LLP (PCAOB ID Number 248)

Consolidated Balance Sheets - December 31, 2025 and 2024

Consolidated Statements of Operations - Years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Cash Flows - Years ended December 31, 2025, 2024 and 2023

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted as the required information is inapplicable, or because the information is presented in the consolidated financial statements or related notes.

(3)	Exhibits.

Exhibit #		Description of Exhibit
3.1		Articles of Incorporation of PAMT CORP (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on November 12, 2024)

3.2		Bylaws of PAMT CORP (incorporated by reference to Exhibit 3.2 of Company’s Current Report on Form 8-K, filed on November 12, 2024)

4.1		Description of Capital Stock of PAMT CORP

10.1	(1)

Amended and Restated Employment Agreement between PAMT CORP and Lance K. Stewart, dated August 4, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 10, 2025)

10.2	(1)

Employment Agreement between P.A.M. Transport, Inc. and Daniel Kleine, dated August 11, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 10, 2025)

10.3	(1)	Consulting Agreement between PAMT CORP and Joseph A. Vitiritto, dated May 19, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 23, 2025)

10.4	(1)	Form of Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 12, 2025)

10.5	(1)	2014 Amended and Restated Stock Option and Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 23, 2014)

10.6		2024 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (File No. 333-284383), filed on January 21, 2025)

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

19.1		Insider Trading Policy of the Registrant (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 12, 2025)

21.1		Subsidiaries of the Registrant

23.1		Consent of Grant Thornton LLP

31.1		Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

97.1	Clawback Policy of the Registrant (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 12, 2025)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1) Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAMT CORP

Dated: March 12, 2026	By:	/s/ Lance K. Stewart
LANCE K. STEWART
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 12, 2026	By:	/s/ Michael D. Bishop
MICHAEL D. BISHOP, Director

Dated: March 12, 2026	By:	/s/ FREDERICK P. CALDERONE
FREDERICK P. CALDERONE, Director

Dated: March 12, 2026	By:	/s/ W. SCOTT DAVIS
W. SCOTT DAVIS, Director

Dated: March 12, 2026	By:	/s/ EDWIN J. LUKAS
EDWIN J. LUKAS, Director

Dated: March 12, 2026	By:	/s/ Franklin H. McLarty
FRANKLIN H. MCLARTY, Director

Dated: March 12, 2026	By:	/s/ H. Pete Montaño
H. PETE MONTAÑO, Director

Dated: March 12, 2026	By:	/s/ Matthew J. Moroun
MATTHEW J. MOROUN, Director

Dated: March 12, 2026	By:	/s/ Matthew T. Moroun
MATTHEW T. MOROUN, Director and Chairman of the Board

Dated: March 12, 2026	By:	/s/ Lance K. Stewart
LANCE K. STEWART
President and Chief Executive Officer
(principal executive officer)

Dated: March 12, 2026	By:	/s/ Daniel C. Kleine
DANIEL C. KLEINE
Sr. Vice President-Finance and Treasurer
(principal financial and accounting officer)