Form 10-Q
period 2026-03-31
PAMT CORP
filed 2026-05-08
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☑     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 22, 2026
Common Stock, $.01 Par Value	20,943,237

PAMT CORP

Form 10-Q

For the Quarter Ended March 31, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PAMT CORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$40,525	$35,234
Accounts receivable-net:
Trade, less current estimated credit loss of $6,723 and $8,415, respectively	79,802	66,882
Other	7,113	6,757
Inventories	2,561	2,332
Prepaid expenses and deposits	8,591	9,807
Marketable equity securities	40,756	48,488
Income taxes refundable	1,643	1,732
Total current assets	180,991	171,232

Property and equipment:
Land	26,176	30,064
Structures and improvements	52,188	58,458
Revenue equipment	664,908	687,291
Office furniture and equipment	16,724	16,578
Total property and equipment	759,996	792,391
Accumulated depreciation	(269,633)	(275,554)
Net property and equipment	490,363	516,837

Other assets	9,671	9,843

TOTAL ASSETS	$681,025	$697,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,981	$32,752
Accrued expenses and other liabilities	42,424	41,078
Current maturities of long-term debt	68,675	65,542
Total current liabilities	139,080	139,372

Long-term debt - less current portion	251,976	268,327
Deferred income taxes	73,686	73,689
Other long-term liabilities	5,857	6,040
Total liabilities	470,599	487,428
COMMITMENTS AND CONTINGENCIES (Note L)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 22,395,994 and 22,377,606 shares issued; 20,943,237 and 20,926,020 shares outstanding at March 31, 2026 and December 31, 2025, respectively	224	224
Additional paid-in capital	41,643	41,682
Treasury stock, at cost; 1,452,757 and 1,451,586 shares at March 31, 2026 and December 31, 2025, respectively	(28,935)	(28,924)
Retained earnings	197,494	197,502
Total stockholders’ equity	210,426	210,484

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$681,025	$697,912

See notes to condensed consolidated financial statements.

PAMT CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,

	2026	2025
OPERATING REVENUES:
Revenue, before fuel surcharge	$122,662	$136,701
Fuel surcharge	19,218	18,641
Total operating revenues	141,880	155,342

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	39,082	40,814
Operating supplies and expenses	30,546	31,385
Rent and purchased transportation	56,604	62,973
Depreciation	19,244	22,595
Insurance and claims	5,208	4,781
Other	6,613	4,999
Gain on sale or disposition of assets	(15,146)	(3,014)
Total operating expenses and costs	142,151	164,533

OPERATING LOSS	(271)	(9,191)

NON-OPERATING INCOME	4,797	2,485
INTEREST EXPENSE	(4,536)	(4,042)

LOSS BEFORE INCOME TAXES	(10)	(10,748)

FEDERAL AND STATE INCOME TAX BENEFIT:
Current	-	8,698
Deferred	(2)	(11,304)
Total federal and state income tax benefit	(2)	(2,606)

NET LOSS	$(8)	$(8,142)

LOSS PER COMMON SHARE:
Basic	$(0.00)	$(0.37)
Diluted	$(0.00)	$(0.37)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	20,936	21,787
Diluted	20,936	21,787

See notes to condensed consolidated financial statements.

PAMT CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
OPERATING ACTIVITIES:
Net loss	$(8)	$(8,142)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	19,244	22,595
Bad debt expense	362	363
Stock compensation-net of excess tax benefits	98	266
Provision for deferred income tax benefit	(2)	(11,304)
Recognized gain on marketable equity securities	(3,931)	(1,313)
Gain on sale or disposition of assets	(15,146)	(3,014)
Changes in operating assets and liabilities:
Accounts receivable	(13,637)	(4,572)
Prepaid expenses, deposits, inventories, and other assets	984	1,203
Income taxes refundable	89	8,698
Trade accounts payable	8,058	5
Accrued expenses and other liabilities	1,200	211
Net cash (used for) provided by operating activities	(2,689)	4,996

INVESTING ACTIVITIES:
Purchases of property and equipment	(14,399)	(11,801)
Sales of equity investments	11,663	1
Purchases of equity investments/return of capital	-	(1,652)
Proceeds from disposition of equipment	31,389	13,812
Net cash provided by investing activities	28,653	360

FINANCING ACTIVITIES:
Borrowings under line of credit	144,983	152,333
Repayments under line of credit	(144,983)	(152,333)
Repayments of long-term debt	(20,662)	(16,344)
Repurchases of common stock	(11)	-
Net cash used for financing activities	(20,673)	(16,344)

NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,291	(10,988)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -Beginning of period	35,234	68,060

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -End of period	$40,525	$57,072

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,002	$3,963

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable	$444	$92
Purchases of property and equipment utilizing noncash (vendor-direct) financing	$7,400	-

See notes to condensed consolidated financial statements.

PAMT CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2026	20,926	$224	$41,682	$(28,924)	$197,502	$210,484

Net loss	-	-	-	-	(8)	(8)

Restricted stock issued	18	-	-	-	-	-

Treasury stock repurchases	(1)	-	-	(11)	-	(11)

Restricted stock net settlement	-	-	(137)	-	-	(137)

Share-based compensation	-	-	98	-	-	98

Balance at March 31, 2026	20,943	$224	$41,643	$(28,935)	$197,494	$210,426

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2025	21,783	$224	$41,171	$(13,996)	$250,109	$277,508

Net loss	-	-	-	-	(8,142)	(8,142)

Restricted stock issued	8	-	(37)	-	-	(37)

Share-based compensation	-	-	266	-	-	266

Balance at March 31, 2025	21,791	$224	$41,400	$(13,996)	$241,967	$269,595

See notes to condensed consolidated financial statements.

PAMT CORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2026

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2025.

NOTE B: RECENT ACCOUNTING PRONOUNCEMENTS

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03 (“ASU 2024-03”), Disaggregation of Income Statement Expenses. ASU 2024-03 was issued to enhance the transparency of financial reporting by requiring public business entities to provide more detailed disclosures about certain operating expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company has evaluated the new guidance and does not expect it to have a material impact on its financial condition, results of operations, or cash flows.

The Company considered the applicability and impact of the above-referenced ASU and all other accounting standard updates issued by the Financial Accounting Standards Board to the Accounting Standards Codification (“ASC”) and determined there are not any ASUs that have not already been adopted which require significant consideration for disclosure as of March 31, 2026.

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

Revenue is recognized over time as the freight progresses towards its destination and the transportation service obligation is fulfilled. For loads picked up during the reporting period, but delivered in a subsequent reporting period, revenue is allocated to each period based on the transit time in each period as a percentage of total transit time. The contract asset, or the amount of remaining performance obligation relating to loads in process, at March 31, 2026 was $3.2 million compared to $2.4 million at December 31, 2025. Recorded contract assets are included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accrued expenses and other liabilities line items for the estimated expenses on these same in-process loads. The Company had no contract liabilities associated with our operations as of March 31, 2026 and December 31, 2025, respectively. The Company’s contracts with customers generally have original expected durations less than one year. Accordingly, the Company has elected the practical expedient and does not disclose information about remaining unsatisfied performance obligations.

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

The following table sets forth market value, cost, and unrealized gains on equity securities as of March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
	(in thousands)
Fair market value	$40,756	$48,488
Cost	22,104	28,211
Unrealized gain	$18,652	$20,277

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
	(in thousands)
Gross unrealized gains	$19,591	$21,362
Gross unrealized losses	(939)	(1,085)
Net unrealized gain	$18,652	$20,277

The following table shows the Company’s net realized gains during the three months ending on March 31, 2026 and 2025, respectively, on certain marketable equity securities.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Sales Proceeds	$11,663	$1
Cost of securities sold	6,106	4
Realized gains / (losses)	$5,557	$(3)

For the quarter ended March 31, 2026, the Company recognized dividends received of approximately $426,000 in non-operating income in its condensed consolidated statements of operations. For the quarter ended March 31, 2025, the Company recognized dividends received of approximately $443,000 in non-operating income in its condensed consolidated statements of operations.

The Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of March 31, 2026, the Company had no outstanding borrowings under its margin account, which is no change from December 31, 2025, when the Company had no outstanding borrowings under the same account. Margin account borrowings, when utilized, are used for the purchase of marketable equity securities and as a source of short-term liquidity and are included in accrued expenses and other liabilities on our condensed consolidated balance sheets.

Our marketable equity securities portfolio had a net unrealized pre-tax loss in market value of approximately $1,626,000 during the first quarter of 2026, and a net unrealized pre-tax gain in market value of approximately $1,316,000 during the first quarter of 2025, which were reported as non-operating income in its condensed consolidated statements of operations for the respective periods.

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

The Company did not grant any shares of common stock during the first three months of 2026.

During the first three months of 2025, the Company granted awards of restricted stock units representing 100,000 shares of common stock to certain key employees under the 2024 Plan. These stock awards had grant date fair values of $16.10 per share, based on the closing price of the Company’s stock on the date of grant. 52,500 of the awarded share units vest on the four-year anniversary date of the award. The remaining 47,500 of the awarded share units vest on the five-year anniversary date of the award.

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

The total grant date fair value of stock vested during the first three months of 2026 was approximately $468,000. Total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits during the first three months of 2026, was approximately $98,000. The recognition of stock-based compensation expense did not materially affect basic or diluted earnings per common share (less than $0.01 per share) during the first three months of 2026. As of March 31, 2026, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1,391,000, which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $361,000 in additional compensation expense related to unvested stock awards during the remainder of 2026 and to recognize approximately $454,000, $449,000, $122,000 and $5,000 in additional compensation expense related to unvested stock-based awards during the years 2027, 2028, 2029, and 2030, respectively.

The total grant date fair value of stock vested during the first three months of 2025 was approximately $354,000. The total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits during the first three months of 2025, was approximately $266,000. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.01 during the first three months of 2025. As of March 31, 2025, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $2,659,000, which was being amortized on a straight-line basis over the remaining vesting period.

A summary of the status of the Company’s non-vested stock-based awards as of March 31, 2026, and changes during the three months ended March 31, 2026, is as follows:

	Stock-Based Awards
	Number of Shares/Units	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2026	174,105	$13.79
Granted	-	-
Canceled/forfeited/expired	(28,103)	16.36
Vested	(29,742)	15.74
Non-vested at March 31, 2026	116,260	$13.68

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

Truckload Services revenues and Brokerage and Logistics Services revenues, each before fuel surcharges, were as follows:

	Three Months Ended March 31,
	2026		2025
	Amount	%	Amount	%
	(in thousands, except percentage data)

Truckload Services revenue	$78,257	63.8	$92,429	67.6
Brokerage and Logistics Services revenue	44,405	36.2	44,272	32.4
Total revenues	$122,662	100.0	$136,701	100.0

The Company provides truckload transportation services as well as brokerage and logistics services to customers throughout the United States and portions of Canada and Mexico. The table below presents revenues, including fuel surcharges, by geographic area, expressed in both dollars and as a percentage of total revenue.

	Three Months Ended March 31,
	2026		2025
	Amount	%	Amount	%
	(in thousands, except percentage data)

United States - domestic shipments	$79,448	56.0	$83,917	54.0
Shipments to or from Mexico	62,110	43.8	71,025	45.7
Shipments to or from Canada	322	0.2	400	0.3
Total	$141,880	100.0	$155,342	100.0

NOTE G: TREASURY STOCK

The Company’s stock repurchase program has been extended and expanded several times, most recently in July 2023, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. During the three months ended March 31, 2026, the Company repurchased 1,171 shares of its common stock at an aggregate cost of approximately $11,300 under this program. As of March 31, 2026, there remain 472,845 shares of common stock authorized for repurchase under this plan.

The Company accounts for treasury stock using the cost method. As of March 31, 2026, 1,452,757 shares were held in the treasury at an aggregate cost of approximately $28,935,000.

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

	Three Months Ended
	March 31,
	2026	2025
	(in thousands, except per share data)

Net loss	$(8)	$(8,142)

Basic weighted average common shares outstanding	20,936	21,787
Dilutive effect of common stock equivalents	-	-
Diluted weighted average common shares outstanding	20,936	21,787

Basic loss per share	$(0.00)	$(0.37)
Diluted loss per share	$(0.00)	$(0.37)

NOTE I: INCOME TAXES

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which the Company operates generally provide for a deficiency assessment statute of limitations period of three years, and as a result, the Company’s tax years 2022 and forward remain open to examination in those jurisdictions.

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, Accounting for Income Taxes, weighs all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of March 31, 2026, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of March 31, 2026, an adjustment to the Company’s condensed consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the three months ended March 31, 2026 and 2025, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company’s effective income tax rates were 23.3% and 24.2% for the three months ended March 31, 2026 and 2025, respectively. Our effective tax rate for the three months ended March 31, 2026 differs from amounts computed by applying the United States federal statutory rates to pre-tax income primarily due to state income taxes. The Company’s income tax provision for interim periods is based on an estimated annual effective tax rate, adjusted for discrete items, if any. There were no material discrete tax items recorded during the three months ended March 31, 2026.

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

At March 31, 2026, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$40,756	$40,756	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at March 31, 2026 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$320,651	$317,724

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE

During the first three months of 2026, the Company’s subsidiaries entered into installment obligations totaling approximately $7.4 million for the purpose of purchasing revenue equipment and other assets. These obligations are payable in monthly installments over a term of 60 months and are recorded in long-term debt and current maturities on the condensed consolidated balance sheets.

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

We were previously a defendant in a motor vehicle accident lawsuit filed on January 10, 2025 in the State Court of Gwinnett County, Georgia, arising from a December 29, 2024 accident between a Company tractor-trailer and a passenger vehicle. During the three months ended March 31, 2026, the Company finalized a settlement agreement with the plaintiff for a total settlement amount of $30.0 million, of which $26.5 million represents the Company’s net exposure after consideration of applicable insurance coverage. The settlement agreement was executed by all parties on March 30, 2026 and resolves all claims related to this matter.

As of March 31, 2026, the Company has paid $1.5 million related to this settlement. The remaining payments are expected to be made in accordance with the settlement agreement, with approximately $18.0 million due during the remainder of 2026 and approximately $7.0 million due in 2027.

The Company had previously recorded a liability of $26.5 million as of December 31, 2025. As of March 31, 2026, the remaining liability was $25.0 million. This amount is recorded in accrued expenses and other liabilities on the condensed consolidated balance sheets. No adjustments to the previously recorded liability were required during the three months ended March 31, 2026. There is no remaining material exposure related to this matter as of March 31, 2026.

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

The initial lease term for certain shop and office locations is for periods ranging from one to five years with early cancellation options. The Company prefers that leases include early cancellation provisions to prevent them from becoming locked into long-term leases that become operationally unjustified and to allow the flexibility to pursue more cost-effective options for similar properties if they become available. These leases often include the option to extend for additional periods, which may or may not be exercised. Based on historical experience, the Company does not always extend these leases, sometimes exercises the option to cancel leases early and sometimes lessors choose to cancel leases or not extend.

The Company leases trucks to owner-operators under our lease-to-own program. Prior to the sale of certain real property located in Laredo, Texas in March 2026, as described in Note O, the Company leased dock space at that facility to a related party. That lease arrangement terminated in connection with the sale of the property.

Right-of-Use Leases

The Company is party to operating leases which include initial terms ranging from three to ten years and which do not include an option for early cancellation. In accordance with the provisions of ASC Topic 842, these leases resulted in the recognition of right-of-use assets and corresponding operating lease liabilities, respectively, valued at $7.0 million as of March 31, 2026. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using the Company’s incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable. The right-of-use assets are recorded in other assets, and the lease liability is recorded in accrued expenses and other liabilities and in other long-term liabilities on our condensed consolidated balance sheets. Lease expense is recorded on a straight-line basis over the lease term and is recorded in rent and purchased transportation in our condensed consolidated statements of operations. While these lease agreements may contain provisions to extend for a period of time after the initial term, the Company is not reasonably certain these extension options will be exercised. Therefore, potential lease payments that might occur under this extension period are not included in amounts recorded in our condensed consolidated balance sheets as of March 31, 2026.

Scheduled amounts and timing of cash flows arising from operating lease payments at March 31, 2026, are:

Maturity of Lease Liabilities	(in thousands)
2026 (remaining)	$849
2027	1,159
2028	952
2029	863
2030 and thereafter	5,048
Total undiscounted operating lease payments	$8,871
Less: Imputed interest	(1,887)
Present value of operating lease liabilities	$6,984

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$6,984

Current lease liabilities (recorded in other current liabilities)	$1,127
Long-term lease liabilities (recorded in other long-term liabilities)	5,857
Total operating lease liabilities	$6,984

Other Information
Weighted-average remaining lease term for operating leases (in years)	8.32
Weighted-average discount rate for operating leases	5.62%

Cash Flows

No new right-of-use assets were recognized as a non-cash asset addition that resulted from new operating lease liabilities during the three months ended March 31, 2026. Cash paid for amounts included in the present value of operating lease liabilities was $0.2 million during the three months ended March 31, 2026, and is included in operating cash flows within the condensed consolidated statement of cash flows.

Operating Lease Costs

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)
Long term	$174	$-
Short term	138	779
Total	$312	$779

Lease Revenue

The Company's operating lease revenue is disclosed in the table below.

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)
Leased truck revenue (recorded in revenue, before fuel surcharge)	$2,430	$2,605
Leased facility space revenue (recorded in non-operating income)	146	203
Total lease revenue	$2,576	$2,808

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

As of March 31, 2026, the gross carrying value of trucks underlying these leases was $86.7 million and accumulated depreciation was $39.8 million. Depreciation is calculated on a straight-line basis over the estimated useful life of the equipment, down to an estimated salvage value. In most cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed by the manufacturer. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal. During the quarter ended March 31, 2026, the Company incurred $2.7 million of depreciation expense for these assets.

Lease Receivables

Future minimum operating lease payments receivable at March 31, 2026:

(in thousands)

2026 (remaining)	$6,149
2027	5,308
2028	3,832
2029 and thereafter	185
Total future minimum lease payments receivable	$15,474

NOTE N: RELATED PARTY TRANSACTIONS

In March 2026, the Company sold certain real property located in Laredo, Texas, consisting of land, office space, maintenance shop, and dock facilities, to Crown Enterprises, LLC (the “Buyer”), a related party. The Buyer is an affiliate of the Company due to common control by a significant shareholder. The transaction was not part of a broader arrangement and did not include any continuing involvement by the Company. The Company did not enter into a lease or other ongoing contractual arrangement with the Buyer in connection with the sale.

The property had a carrying value of $7.1 million and was sold for $19.8 million, resulting in a gain of $12.7 million, which is included in “Gain on sale or disposition of assets” within operating expenses in the consolidated statement of operations. The sales price was based on an independent third-party appraisal.

Cash proceeds from the transaction were $13.6 million, reflecting the $19.8 million sales price less repayment of approximately $6.0 million of outstanding debt secured by the property and transaction costs, which were not material. The purchase price was paid in cash at closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

Certain information included in this Quarterly Report on Form 10-Q constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to expected future financial and operating results, prospects, plans or events, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, excess capacity in the trucking industry; surplus inventories; general inflation, recessionary economic cycles and downturns in customers' business cycles; a significant reduction in or termination of the Company's trucking service by a key customer, including as a result of recent or future labor or international trade disruptions; increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, and license and registration fees; the resale value of the Company's used equipment; the price and availability of new equipment consistent with anticipated acquisitions and replacement plans; increases in compensation for and difficulty in attracting and retaining qualified drivers and owner-operators; increases in insurance premiums and deductible amounts relating to accident, cargo, workers' compensation, health, and other claims; increases in the number or amount of claims for which the Company is self-insured; inability of the Company to continue to secure acceptable financing arrangements; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors including reductions in rates resulting from competitive bidding; our ability to develop, implement and govern suitable information technology systems and prevent failures in or breaches, disruptions or unauthorized use of such systems; the impact of pending or future litigation; general risks associated with doing business in Mexico, including, without limitation, exchange rate fluctuations, inflation, import duties, tariffs, quotas, political and economic instability and terrorism; the potential impact of new laws, regulations or policy, including, without limitation, rules regarding the classification of independent contractors as employees, tariffs, import/export, trade and immigration regulations or policies; the impacts of ongoing or future military conflicts and other major domestic or international events; the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations; potential economic, business or operational disruptions or uncertainties that may result from any future public health crises; and other factors, including risk factors, included from time to time in filings made by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise forward-looking statements, whether due to new information, future events or otherwise. Considering these risks and uncertainties, the forward-looking events and circumstances discussed above and in company filings might not transpire.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10-K for the fiscal year ended December 31, 2025.

BUSINESS OVERVIEW

The Company is a holding company that owns subsidiaries engaged in providing truckload dry van carrier services transporting general commodities throughout the continental United States, as well as in certain Canadian provinces. The Company’s consolidated operating subsidiaries also provide transportation services in Mexico under agreements with Mexican carriers. Unless the context otherwise requires, this report presents information regarding the Company and its subsidiaries on a consolidated basis. The Company’s administrative headquarters are in Tontitown, Arkansas. From this location we manage operations conducted through our wholly owned subsidiaries based in various locations around the United States and in Mexico and Canada.

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

Truckload services revenues, excluding fuel surcharges, represented 63.8% and 67.6% of total revenues, excluding fuel surcharges, for the quarters ended March 31, 2026, and 2025, respectively. The remaining operating revenues, before fuel surcharges, for the same periods were generated from brokerage and logistics services, representing 36.2% and 32.4%, respectively.

The main factors that impact our profitability on the expense side are the costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefits costs, independent broker costs (which we record as purchased transportation), insurance, maintenance and capital equipment costs.

In discussing our results of operations, we use revenue, before fuel surcharge (and fuel expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended March 31, 2026 and 2025, approximately $19.2 million and $18.6 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are reported net of fuel surcharges.

	Three Months Ended
	March 31,
	2026	2025
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	47.1	41.3
Operating supplies and expenses	14.1	13.5
Rent and purchased transportation	23.5	25.8
Depreciation	23.7	24.0
Insurance and claims	6.5	5.1
Other	7.4	4.5
Gain on sale or disposal of assets	(19.3)	(3.3)
Total operating expenses	103.0	110.9
Operating loss	(3.0)	(10.9)
Non-operating income	4.3	2.7
Interest expense	(5.4)	(4.2)
Loss before income taxes	(4.1)	(12.4)

THREE MONTHS ENDED MARCH 31, 2026 VS. THREE MONTHS ENDED MARCH 31, 2025

During the first quarter of 2026, truckload services revenue, before fuel surcharges, decreased 15.3% to $78.3 million, compared to $92.4 million for the first quarter of 2025. The decrease was primarily due to a 7.0% decline in rate per mile, from $2.04 for the quarter ended March 31, 2025 to $1.90 for the quarter ended March 31, 2026, as well as a 5.8% decrease in the average number of manned trucks during the period. The impact of the reduction in manned trucks was partially offset by a 5.8% increase in truck utilization, as measured by miles per truck per day.

Salaries, wages and benefits increased from 41.3% of revenues, before fuel surcharges, in the first quarter of 2025 to 47.1% of revenues, before fuel surcharges, during the first quarter of 2026. The percentage-based increase relates primarily to the interaction of a decrease in operating revenues with the fixed-cost nature of employing human capital.

Rent and purchased transportation decreased from 25.8% of revenues, before fuel surcharges, during the first quarter of 2025 to 23.5% of revenues, before fuel surcharges, during the first quarter of 2026. The decrease was primarily due to a quarter-over-quarter decrease in the percentage of miles driven by third-party owner-operators as opposed to company-employed drivers.

Insurance and claims expense increased from 5.1% of revenues, before fuel surcharges, during the first quarter of 2025 to 6.5% of revenues before fuel surcharges, during the first quarter of 2026. This increase relates primarily to an increase in accident reserves recognized in the first quarter of 2026, as compared to the first quarter of 2025, as well as lower operating revenues, which reduced the leverage of certain fixed-cost elements of insurance and claims expense.

Other operating expenses increased from 4.5% of revenues, before fuel surcharges, during the first quarter of 2025 to 7.4% of revenues, before fuel surcharges, during the first quarter of 2026. The increase was primarily due to lower operating revenues, which reduced the leverage of certain fixed costs included in other operating expenses, such as supplies and advertising expense, as well as an increase in legal and professional expenses during the first quarter of 2026, primarily associated with general operational support initiatives.

Gain on sale or disposal of assets increased from 3.3% of revenues, before fuel surcharges, for the quarter ended March 31, 2025 to 19.3% of revenues, before fuel surcharges, for the quarter ended March 31, 2026. The increase was primarily due to a $12.7 million gain recognized on the sale of certain real property in Laredo, Texas, to a related party during the first quarter of 2026. The property consisted of land and operating facilities previously used in the Company’s trucking operations and was sold at a value determined based on an independent third-party appraisal. Gain on sale or disposal of assets for the first quarter of 2025 consisted solely of gains on the disposal of used revenue equipment. Excluding this transaction, gain on sale or disposal of assets for the first quarter of 2026 would have been consistent with historical levels.

Non-operating income increased from 2.7% to 4.3% of revenues, before fuel surcharges, for the periods presented. The increase was primarily due to net realized gains on the sale of marketable equity securities during the current quarter, partially offset by unrealized losses from declines in the market value of the Company’s investment portfolio.

Interest expense increased from 4.2% of revenues, before fuel surcharges, during the first quarter of 2025 to 5.4% of revenues, before fuel surcharges, during the first quarter of 2026. The increase is attributed to the Company’s increased weighted-average interest rate on debt from 5.04% during the first quarter of 2025 to 5.38% during the first quarter of 2026, meaning the Company experienced a higher overall cost of new borrowings. The repayment of lower-rate debt and issuance of new debt at higher prevailing interest rates further contributed to the increase in interest expense. The fixed-cost nature of interest expense, combined with lower operating revenues in the first quarter of 2026, also increased interest expense as a percentage of revenue.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 110.9% for the first quarter of 2025 to 103.0% for the first quarter of 2026.

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

	Three Months Ended
	March 31,
	2026	2025
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0

Operating expenses:
Salaries, wages and benefits	5.1	5.9
Rent and purchased transportation	86.0	88.4
Other	4.3	3.7
Total operating expenses	95.4	98.0
Operating income	4.6	2.0
Non-operating income	3.2	-
Interest expense	(0.6)	(0.3)
Income before income taxes	7.2	1.7

THREE MONTHS ENDED MARCH 31, 2026 VS. THREE MONTHS ENDED MARCH 31, 2025

During the first quarter of 2026, logistics and brokerage services revenue, before fuel surcharges, was $44.4 million, consistent with $44.3 million during the first quarter of 2025. The relatively flat performance was primarily related to a 4.2% increase in the number of brokered loads, offset by lower spot market rates during the first quarter of 2026 as compared to the prior-year period.

Rents and purchased transportation decreased from 88.4% of revenues, before fuel surcharges, during the first quarter of 2025 to 86.0% of revenues, before fuel surcharges, during the first quarter of 2026. The decrease was primarily due to lower purchased transportation costs, reflecting improved spread between customer rates and third-party carrier costs.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 98.0% for the first quarter of 2025 to 95.4% for the first quarter of 2026.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED MARCH 31, 2026 VS. THREE MONTHS ENDED MARCH 31, 2025

Net loss for all divisions was approximately $0.01 million, or (0.01)% of revenues, before fuel surcharges, for the first quarter of 2026 as compared to net loss of $8.1 million, or (6.0)% of revenues, before fuel surcharges, for the first quarter of 2025. The reduction in net loss resulted in diluted loss per share of $(0.00) for the first quarter of 2026 as compared to diluted loss per share of $(0.37) for the first quarter of 2025.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, borrowings under our lines of credit, installment notes, investment margin account, and issuances of equity securities.

During the first three months of 2026, we used $2.7 million in cash from operating activities. Investing activities generated $28.7 million in cash in the first three months of 2026. Financing activities used $20.7 million in cash in the first three months of 2026.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes with fixed interest rates and terms ranging from 36 to 84 months, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first three months of 2026, we utilized cash on hand, long-term debt, and our line of credit to finance purchases of revenue equipment and other assets of approximately $14.4 million. In addition, we acquired approximately $7.4 million of revenue equipment through vendor-direct financing arrangements during the first three months of 2026. This non-cash financing arrangement provides an additional source of liquidity for acquiring new equipment but does not result in cash inflows or outflows and, accordingly, is not reflected in the consolidated statement of cash flows.

During the remainder of 2026, we expect to purchase approximately 550 new trucks and 600 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $78.8 million.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future. However, we may from time to time repurchase shares of our outstanding common stock, subject to economic and market conditions, available cash flows and other factors.

During the first three months of 2026, we maintained a revolving line of credit with a borrowing limit of $60.0 million. Under this credit facility, amounts outstanding under the line bear interest at Term SOFR plus 3.35% (7.02% at March 31, 2026), are secured by our trade accounts receivable and mature on July 1, 2027. The credit facility also establishes an “unused fee” of 0.25% if average borrowings are less than $18.0 million. At March 31, 2026, we had no outstanding borrowings against the line of credit and approximately $0.2 million of outstanding letters of credit, with availability to borrow $59.8 million.

Trade accounts receivable increased by approximately $12.9 million from $66.9 million as of December 31, 2025 to $79.8 million as of March 31, 2026. The increase was primarily due to the timing of cash collections on revenue recognized during the latter part of the first quarter of 2026, which remained outstanding at quarter-end, as compared to the fourth quarter of 2025.

Our marketable equity securities portfolio decreased $7.7 million during the first quarter of 2026, from $48.5 million at December 31, 2025 to $40.8 million at March 31, 2026. The decrease was primarily attributed to the sale of marketable equity securities approximating $11.7 million, offset by the unrealized appreciation in the fair value of the remaining portfolio of $4.0 million. At March 31, 2026, the remaining marketable equity securities have a combined cost basis of approximately $22.1 million and a combined fair market value of approximately $40.8 million.

Property and equipment decreased from $792.4 million at December 31, 2025 to $760.0 million at March 31, 2026. The decrease is primarily due to the disposition of aging trucks and trailers, as well as the sale of certain real property located in Laredo, Texas to a related party, which had a cost basis of $11.4 million, during the first quarter of 2026. These decreases were partially offset by purchases of new trucks and trailers during the first quarter of 2026.

Accounts payable decreased from $32.8 million as of December 31, 2025 to $28.0 million as of March 31, 2026. The decrease was primarily due to the payment of invoices during the first quarter of 2026 related to revenue equipment purchases outstanding at December 31, 2025.

Long-term debt and current maturities of long term-debt are reviewed on an aggregate basis, as the classification of amounts in each category are typically affected merely by the passage of time. Long-term debt and current maturities of long-term debt, on an aggregate basis, decreased from $333.9 million at December 31, 2025 to $320.7 million at March 31, 2026. The decrease was primarily due to scheduled principal payments and the repayment of approximately $6.0 million of debt associated with the sale of certain real property in Laredo, Texas to a related party, during the first quarter of 2026, partially offset by new financing arrangements for revenue equipment.

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

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities decreased to $40.8 million at March 31, 2026 from $48.5 million at December 31, 2025. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $4.1 million. For additional information with respect to the marketable equity securities, see Note D to our condensed consolidated financial statements.

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

Commodity Price Risk

Prices and availability of all petroleum products are subject to political, economic, and market factors that are generally outside of our control. Accordingly, the price and availability of diesel fuel, as well as other petroleum products, can be unpredictable. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition. Based upon our 2025 fuel consumption, a 10% increase in the average annual price per gallon of diesel fuel would increase our annual fuel expenses by $5.4 million.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk related to the activities of our branch office located in Mexico. Currently, we do not hedge our exchange rate exposure through any currency forward contracts, currency options, or currency swaps as all of our revenues, and substantially all of our expenses and capital expenditures, are transacted in U.S. dollars. However, certain operating expenditures and capital purchases related to our Mexico branch office are incurred in or exposed to fluctuations in the exchange rate between the U.S. dollar and the Mexican peso. Based on 2025 expenditures denominated in pesos, a 10% increase in the exchange rate would increase our annual operating expenses by $1.1 million.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We were previously a defendant in a motor vehicle accident lawsuit filed on January 10, 2025 in the State Court of Gwinnett County, Georgia, arising from a December 29, 2024 accident between a Company tractor-trailer and a passenger vehicle. During the three months ended March 31, 2026, the Company finalized a settlement agreement with the plaintiff for a total settlement amount of $30.0 million, of which $26.5 million represents the Company’s net exposure after consideration of applicable insurance coverage. The settlement agreement was executed by all parties on March 30, 2026 and resolves all claims related to this matter. For additional information regarding this settlement agreement, see Note L to our condensed consolidated financial statements.

Item 1A. Risk Factors.

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The Company’s stock repurchase program has been extended and expanded several times, most recently in July 2023, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. Since the reauthorization, the Company has repurchased 27,155 shares of its common stock under this repurchase program.

The following table summarizes the Company’s common stock repurchases during the first quarter of 2026. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser.”

Issuer Purchases of Equity Securities
	Total number of purchased	Average price paid	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans or
Period	purchased	per share	or programs	programs (1)
January 1-31, 2026	-	-	-	474,016
February 1-28, 2026	-	-	-	474,016
March 1-31, 2026	1,171	$9.65	1,171	472,845
Total	1,171	$9.65	1.171

(1)	The Company’s stock repurchase program does not have an expiration date.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

PAMT CORP

Dated: May 8, 2026	By: /s/ Lance K. Stewart
Lance K. Stewart
President and Chief Executive Officer
(principal executive officer)

Dated: May 8, 2026	By: /s/ Daniel C. Kleine
Daniel C. Kleine
Senior Vice President-Finance and Treasurer
(principal accounting and financial officer)