Form 10-Q
period 2026-06-30
PAMT CORP
filed 2026-08-07
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                     Yes  ☐         No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 20, 2026
Common Stock, $.01 Par Value	20,942,257

PAMT CORP

Form 10-Q

For the Quarter Ended June 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PAMT CORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$18,210	$35,234
Accounts receivable-net:
Trade, less current estimated credit loss of $4,381 and $8,415, respectively	88,930	66,882
Other	4,125	6,757
Inventories	2,610	2,332
Prepaid expenses and deposits	7,728	9,807
Marketable equity securities	38,732	48,488
Income taxes refundable	1,042	1,732
Total current assets	161,377	171,232

Property and equipment:
Land	26,676	30,064
Structures and improvements	54,780	58,458
Revenue equipment	660,174	687,291
Office furniture and equipment	17,314	16,578
Total property and equipment	758,944	792,391
Accumulated depreciation	(259,476)	(275,554)
Net property and equipment	499,468	516,837

Other assets	9,486	9,843

TOTAL ASSETS	$670,331	$697,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,421	$32,752
Accrued expenses and other liabilities	30,599	41,078
Current maturities of long-term debt	64,592	65,542
Total current liabilities	122,612	139,372

Long-term debt - less current portion	268,230	268,327
Deferred income taxes	70,741	73,689
Other long-term liabilities	5,658	6,040
Total liabilities	467,241	487,428

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 22,398,415 and 22,377,606 shares issued; 20,942,257 and 20,926,020 shares outstanding at June 30, 2026 and December 31, 2025, respectively	224	224
Additional paid-in capital	41,788	41,682
Treasury stock, at cost; 1,456,158 and 1,451,586 shares at June 30, 2026 and December 31, 2025, respectively	(28,972)	(28,924)
Retained earnings	190,050	197,502
Total stockholders’ equity	203,090	210,484

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$670,331	$697,912

See notes to condensed consolidated financial statements.

PAMT CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2026	2025	2026	2025
OPERATING REVENUES:
Revenue, before fuel surcharge	$136,894	$133,806	$259,556	$270,506
Fuel surcharge	27,758	17,328	46,976	35,969
Total operating revenues	164,652	151,134	306,532	306,475

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	41,351	40,851	80,433	81,665
Operating supplies and expenses	36,516	29,028	67,062	60,413
Rent and purchased transportation	64,645	64,866	121,249	127,838
Depreciation	19,337	21,719	38,581	44,315
Insurance and claims	8,738	5,167	13,946	9,948
Other	5,029	4,986	11,642	9,985
Gain on sale or disposition of assets	(556)	(4,414)	(15,702)	(7,428)
Total operating expenses and costs	175,060	162,203	317,211	326,736

OPERATING LOSS	(10,408)	(11,069)	(10,679)	(20,261)

NON-OPERATING INCOME	5,078	2,263	9,875	4,749
INTEREST EXPENSE	(4,615)	(4,032)	(9,151)	(8,075)

LOSS BEFORE INCOME TAXES	(9,945)	(12,838)	(9,955)	(23,587)

FEDERAL AND STATE INCOME TAX (BENEFIT)/EXPENSE:
Current	445	(3,758)	445	4,940
Deferred	(2,946)	547	(2,948)	(10,757)
Total federal and state income tax (benefit)/expense	(2,501)	(3,211)	(2,503)	(5,817)

NET LOSS	$(7,444)	$(9,627)	$(7,452)	$(17,770)

LOSS PER COMMON SHARE:
Basic	$(0.36)	$(0.46)	$(0.36)	$(0.83)
Diluted	$(0.36)	$(0.46)	$(0.36)	$(0.83)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	20,943	21,095	20,940	21,498
Diluted	20,943	21,095	20,940	21,498

See notes to condensed consolidated financial statements.

PAMT CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2026	2025
OPERATING ACTIVITIES:
Net loss	$(7,452)	$(17,770)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	38,581	44,315
Bad debt expense	403	379
Stock compensation-net of excess tax benefits	248	140
Provision for deferred income taxes	(2,948)	(10,757)
Gain on marketable equity securities	(8,602)	(2,371)
Gain on sale or disposition of assets	(15,702)	(7,428)
Changes in operating assets and liabilities:
Accounts receivable	(19,819)	3,623
Prepaid expenses, deposits, inventories, and other assets	1,797	2,663
Income taxes refundable	690	2,281
Income taxes payable	-	1,774
Trade accounts payable	6,732	(382)
Accrued expenses and other liabilities	(10,637)	739
Net cash (used in) provided by operating activities	(16,709)	17,206

INVESTING ACTIVITIES:
Purchases of property and equipment	(18,758)	(18,149)
Proceeds from sale or disposition of assets	47,747	29,235
Sales of marketable equity securities	18,358	743
Purchases of marketable equity securities	-	(4,136)
Net cash provided by investing activities	47,347	7,693

FINANCING ACTIVITIES:
Borrowings under lines of credit	337,616	324,864
Repayments under lines of credit	(337,616)	(324,864)
Borrowings of long-term debt	-	30,000
Repayments of long-term debt	(47,614)	(39,801)
Borrowings under margin account	-	1,821
Repayments under margin account	-	(1,136)
Repurchases of common stock	(48)	(14,928)
Net cash used in financing activities	(47,662)	(24,044)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(17,024)	855

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -Beginning of period	35,234	68,060

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -End of period	$18,210	$68,915

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,213	$7,985
Income taxes	$380	$886

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable	$959	$362
Purchases of property and equipment utilizing noncash (vendor-direct) financing	$46,567	$14,452

See notes to condensed consolidated financial statements.

PAMT CORP AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2026	20,926	$224	$41,682	$(28,924)	$197,502	$210,484

Net loss	-	-	-	-	(8)	(8)

Restricted stock issued	18	-	-	-	-	-

Treasury stock repurchases	(1)	-	-	(11)	-	(11)

Restricted stock net settlement	-	-	(137)	-	-	(137)

Stock based compensation	-	-	98	-	-	98

Balance at March 31, 2026	20,943	$224	$41,643	$(28,935)	$197,494	$210,426

Net Loss	-	-	-	-	(7,444)	(7,444)

Restricted stock issued	2	-	-	-	-	-

Treasury stock repurchases	(3)	-	-	(37)	-	(37)

Stock based compensation	-	-	145	-	-	145

Balance at June 30, 2026	20,942	$224	$41,788	$(28,972)	$190,050	$203,090

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total

Balance at January 1, 2025	21,783	$224	$41,171	$(13,996)	$250,109	$277,508

Net loss	-	-	-	-	(8,142)	(8,142)

Restricted stock issued	8	-	(37)	-	-	(37)

Stock based compensation	-	-	266	-	-	266

Balance at March 31, 2025	21,791	$224	$41,400	$(13,996)	$241,967	$269,595

Net Loss	-	-	-	-	(9,627)	(9,627)

Treasury stock repurchases	(870)	-	-	(14,928)	-	(14,928)

Restricted stock issued	5	-	-	-	-	-

Stock based compensation	-	-	(126)	-	-	(126)

Balance at June 30, 2025	20,926	$224	$41,274	$(28,924)	$232,340	$244,914

See notes to condensed consolidated financial statements.

PAMT CORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2026

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six-month period ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2025.

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

The Company considered the applicability and impact of the above-referenced ASU and all other accounting standard updates issued by the Financial Accounting Standards Board to the Accounting Standards Codification (“ASC”) and determined there are not any ASUs that have not already been adopted which require significant consideration for disclosure as of June 30, 2026.

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

Revenue is recognized over time as the freight progresses towards its destination and the transportation service obligation is fulfilled. For loads picked up during the reporting period, but delivered in a subsequent reporting period, revenue is allocated to each period based on the transit time in each period as a percentage of total transit time. The contract asset, or the amount of remaining performance obligation relating to loads in process, at June 30, 2026 was $3.0 million compared to $2.4 million at December 31, 2025. Recorded contract assets are included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accrued expenses and other liabilities line items for the estimated expenses on these same in-process loads. The Company had no contract liabilities associated with our operations as of June 30, 2026 and December 31, 2025, respectively. The Company’s contracts with customers generally have original expected durations less than one year. Accordingly, the Company has elected the practical expedient and does not disclose information about remaining unsatisfied performance obligations.

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

The following table sets forth market value, cost, and unrealized gains on equity securities as of June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
	(in thousands)
Fair market value	$38,732	$48,488
Cost	18,271	28,211
Unrealized gain	$20,461	$20,277

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
	(in thousands)
Gross unrealized gains	$20,752	$21,362
Gross unrealized losses	(291)	(1,085)
Net unrealized gain	$20,461	$20,277

The following table shows the Company’s net realized gains during the three and six months ending on June 30, 2026 and 2025, respectively, on certain marketable equity securities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)
Sales proceeds	$6,695	$742	$18,358	$743
Cost of securities sold	3,833	1,030	9,940	1,034
Realized gain/(loss)	$2,862	$(288)	$8,418	$(291)

For the quarter ended June 30, 2026, the Company recognized dividends received of approximately $240,000 in non-operating income in its condensed consolidated statements of operations. For the quarter ended June 30, 2025, the Company recognized dividends received of approximately $392,000 in non-operating income in its condensed consolidated statements of operations.

The Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of June 30, 2026, the Company had no outstanding borrowings under its margin account, which is no change from December 31, 2025, when the Company had no outstanding borrowings under the same account. Margin account borrowings, when utilized, are used for the purchase of marketable equity securities and as a source of short-term liquidity and are included in accrued expenses and other liabilities on our condensed consolidated balance sheets.

Our marketable equity securities portfolio had a net unrealized pre-tax gain in market value of approximately $1,810,000 during the second quarter of 2026, and a net unrealized pre-tax gain in market value of approximately $1,058,000 during the second quarter of 2025, which were reported as non-operating income in its condensed consolidated statements of operations for the respective periods.

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

During May 2026, the Company granted 2,905 shares of common stock to non-employee directors. This stock award had a grant date fair value of $10.32 per share, based on the closing price of the Company’s stock on the date of grant, and vested immediately.

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

The total grant date fair value of stock vested during the first six months of 2026 was approximately $498,000. The total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits during the first six months of 2026, was approximately $248,000 and includes approximately $30,000 recognized as a result of the granting of shares to certain non-employee directors, which vested immediately. As of June 30, 2026, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1,271,000, which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $241,000 in additional compensation expense related to unvested stock awards during the remainder of 2026 and to recognize approximately $454,000, $449,000, $122,000, and $5,000 in additional compensation expense related to unvested stock-based awards during the years 2027, 2028, 2029 and 2030, respectively.

The total grant date fair value of stock vested during the first six months of 2025 was approximately $437,000. The total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits during the first six months of 2025, was approximately $140,000 and included approximately $45,000 recognized as a result of the issuance of shares to certain non-employee directors. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.01 during the first six months of 2025. As of June 30, 2025, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1,147,000, which was being amortized on a straight-line basis over the remaining vesting period.

A summary of the status of the Company’s non-vested stock-based awards as of June 30, 2026, and changes during the six months ended June 30, 2026, is as follows:

	Stock-Based Awards
	Number of Shares/Units	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2026	174,105	$13.79
Granted	2,905	10.32
Canceled/forfeited/expired	(28,103)	16.36
Vested	(32,647)	15.26
Non-vested at June 30, 2026	116,260	$13.68

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

Truckload Services revenues and Brokerage and Logistics Services revenues, each before fuel surcharges, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands)
Truckload Services revenue	$86,074	62.9	$92,824	69.4	$164,331	63.3	$185,253	68.5
Brokerage and Logistics Services revenue	50,820	37.1	40,982	30.6	95,225	36.7	85,253	31.5
Total revenues	$136,894	100.0	$133,806	100.0	$259,556	100.0	$270,506	100.0

The Company provides truckload transportation services as well as brokerage and logistics services to customers throughout the United States and portions of Canada and Mexico. The table below presents revenues, including fuel surcharges, by geographic area, expressed in both dollars and as a percentage of total revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentage data)
United States - domestic shipments	$93,570	56.8	$84,304	55.8	$172,954	56.4	$168,148	54.9
Shipments to or from Mexico	$70,843	43.0	$66,537	44.0	$133,017	43.4	$137,634	44.9
Shipments to or from Canada	$239	0.2	$293	0.2	$561	0.2	$693	0.2
Total	$164,652	100.0	$151,134	100.0	$306,532	100.0	$306,475	100.0

NOTE G: TREASURY STOCK

The Company’s stock repurchase program has been extended and expanded several times, most recently in July 2023, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. During the three months ended June 30, 2026, the Company repurchased 3,401 shares of its common stock at an aggregate cost of approximately $37,000 under this program. As of June 30, 2026, there remain 469,444 shares of common stock authorized for repurchase under this plan.

The Company accounts for treasury stock using the cost method. As of June 30, 2026, 1,456,158 shares were held in the treasury at an aggregate cost of approximately $28,972,000.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
Net loss	$(7,444)	$(9,627)	$(7,452)	$(17,770)

Basic weighted average common shares outstanding	20,943	21,095	20,940	21,498
Dilutive effect of common stock equivalents	-	-	-	-
Diluted weighted average common shares outstanding	20,943	21,095	20,940	21,498

Basic loss per share	$(0.36)	$(0.46)	$(0.36)	$(0.83)
Diluted loss per share	$(0.36)	$(0.46)	$(0.36)	$(0.83)

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

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, Accounting for Income Taxes, weighs all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of June 30, 2026, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of June 30, 2026, an adjustment to the Company’s condensed consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the six months ended June 30, 2026 and 2025, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company’s effective income tax rates were 25.1% and 24.7% for the six months ended June 30, 2026 and 2025, respectively. Our effective tax rate for the six months ended June 30, 2026 differs from amounts computed by applying the United States federal statutory rates to pre-tax income primarily due to state income taxes.

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

At June 30, 2026, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$38,732	$38,732	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at June 30, 2026 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$332,822	$330,687

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE

During the first six months of 2026, the Company’s subsidiaries entered into installment obligations totaling approximately $46.6 million for the purpose of purchasing revenue equipment and other assets. These obligations are payable in monthly installments over a term of 60 months and are recorded in long-term debt and current maturities on the condensed consolidated balance sheets.

NOTE L: LITIGATION

We are involved in certain claims and pending litigation arising from the ordinary conduct of business. We also provide accruals for claims within our self-insured retention amounts. Since September 1, 2020, we have been self-insured for certain layers of auto liability claims in excess of $2.0 million. We currently specifically reserve for claims that are expected to exceed $2.0 million when fully developed, based on the facts and circumstances of those claims. Based on our knowledge of the facts, and in certain cases, opinions of outside counsel, we believe the resolution of such claims and pending litigation will not have a material effect on our financial position, results of operations or cash flows. However, if we experience claims that are not covered by our insurance or that exceed our estimated claim reserve, it could increase the volatility of our earnings and have a materially adverse effect on our financial condition, results of operations or cash flows. As of June 30, 2026, the Company has recorded a liability of $3.1 million for specific auto claims that may exceed insurance limits, which is included in accrued expenses and other liabilities in the Consolidated Balance Sheets.

We were previously a defendant in a motor vehicle accident lawsuit filed on January 10, 2025 in the State Court of Gwinnett County, Georgia, arising from a December 29, 2024 accident between a Company tractor-trailer and a passenger vehicle. During the six months ended June 30, 2026, the Company finalized a settlement agreement with the plaintiff for a total settlement amount of $30.0 million, of which $26.5 million represents the Company’s net exposure after consideration of applicable insurance coverage. The settlement agreement was executed by all parties on March 30, 2026 and resolves all claims related to this matter. The court dismissed the lawsuit on May 21, 2026.

During the six months ended June 30, 2026, the Company paid $16.5 million related to this settlement. The remaining payments are expected to be made in accordance with the settlement agreement, with approximately $3.0 million due during the remainder of 2026 and approximately $7.0 million due in 2027.

The Company had previously recorded a liability of $26.5 million as of December 31, 2025. As of June 30, 2026, the remaining liability was $10.0 million. This amount is recorded in accrued expenses and other liabilities on the condensed consolidated balance sheets. No adjustments to the previously recorded liability were required during the six months ended June 30, 2026. Accordingly, there is no remaining material exposure related to this matter beyond the unpaid settlement obligation reflected in the Company’s financial statements.

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

In addition to its property leases, the Company leases trucks to independent owner-operators under its lease-to-own program.

Right-of-Use Leases

The Company is party to operating leases which include initial terms ranging from three to ten years and which do not include an option for early cancellation. In accordance with the provisions of ASC Topic 842, these leases resulted in the recognition of right-of-use assets and corresponding operating lease liabilities, respectively, valued at $6.8 million as of June 30, 2026. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using the Company’s incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable. The right-of-use assets are recorded in other assets, and the lease liability is recorded in accrued expenses and other liabilities and in other long-term liabilities on our condensed consolidated balance sheets. Lease expense is recorded on a straight-line basis over the lease term and is recorded in rent and purchased transportation in our condensed consolidated statements of operations. While these lease agreements may contain provisions to extend for a period of time after the initial term, the Company is not reasonably certain these extension options will be exercised. Therefore, potential lease payments that might occur under this extension period are not included in amounts recorded in our condensed consolidated balance sheets as of June 30, 2026.

Scheduled amounts and timing of cash flows arising from operating lease payments at June 30, 2026, are:

Maturity of Lease Liabilities	(in thousands)
2026 (remaining)	$566
2027	1,159
2028	952
2029	863
2030 and thereafter	5,048
Total undiscounted operating lease payments	$8,588
Less: Imputed interest	(1,789)
Present value of operating lease liabilities	$6,799

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$6,799

Current lease liabilities (recorded in other current liabilities)	$1,141
Long-term lease liabilities (recorded in other long-term liabilities)	5,658
Total operating lease liabilities	$6,799

Other Information
Weighted-average remaining lease term for operating leases (in years)	8.13
Weighted-average discount rate for operating leases	5.62%

Cash Flows

No new right-of-use assets were recognized as a non-cash asset addition that resulted from new operating lease liabilities during the three months ended June 30, 2026. Cash paid for amounts included in the present value of operating lease liabilities was $0.4 million during the six months ended June 30, 2026, and is included in operating cash flows within the condensed consolidated statement of cash flows.

Operating Lease Costs

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)

Long-term	$185	$48	$360	$48
Short-term	254	1,085	391	1,864
Total	$439	$1,133	$751	$1,912

Lease Revenue

The Company's operating lease revenue is disclosed in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)

Leased truck revenue (recorded in revenue, before fuel surcharge)	$2,293	$2,623	$4,723	$5,228
Leased building space revenue (recorded in non-operating income)	10	209	155	412
Total lease revenue	$2,303	$2,832	$4,878	$5,640

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

As of June 30, 2026, the gross carrying value of trucks underlying these leases was $68.4 million and accumulated depreciation was $28.4 million. Depreciation is calculated on a straight-line basis over the estimated useful life of the equipment, down to an estimated salvage value. In most cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed by the manufacturer. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal. During the quarter ended June 30, 2026, the Company incurred $1.3 million of depreciation expense for these assets.

Lease Receivables

Future minimum operating lease payments receivable at June 30, 2026:

(in thousands)

2026 (remaining)	$4,502
2027	7,371
2028	5,106
2029 and thereafter	199
Total future minimum lease payments receivable	$17,178

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION

Certain information included in this Quarterly Report on Form 10-Q constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to expected future financial and operating results, prospects, plans or events, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, increases in compensation for and difficulty in attracting and retaining qualified drivers and owner-operators, including as a result of recent regulatory initiatives impacting driver capacity, to meet available freight demand; general inflation, recessionary economic cycles and downturns in customers' business cycles; a significant reduction in or termination of the Company's trucking service by a key customer, including as a result of labor or international trade disruptions; increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, and license and registration fees; excess capacity in the trucking industry; surplus inventories; the resale value of the Company's used equipment; the price and availability of new equipment consistent with anticipated acquisitions and replacement plans; increases in insurance premiums and deductible amounts relating to accident, cargo, workers' compensation, health, and other claims; increases in the number or amount of claims for which the Company is self-insured; inability of the Company to continue to secure acceptable financing arrangements; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors including reductions in rates resulting from competitive bidding; our ability to develop, implement and govern suitable information technology systems and prevent failures in or breaches, disruptions or unauthorized use of such systems; the impact of pending or future litigation; general risks associated with doing business in Mexico, including, without limitation, exchange rate fluctuations, inflation, import duties, tariffs, quotas, political and economic instability and terrorism; the potential impact of new laws, regulations or policy, including, without limitation, rules regarding the classification of independent contractors as employees, tariffs, import/export, trade and immigration regulations or policies; the impacts of ongoing or future military conflicts and other major domestic or international events; the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations; potential economic, business or operational disruptions or uncertainties that may result from any future public health crises; and other factors, including risk factors, included from time to time in filings made by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise forward-looking statements, whether due to new information, future events or otherwise. Considering these risks and uncertainties, the forward-looking events and circumstances discussed above and in company filings might not transpire.

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

Truckload services revenues, excluding fuel surcharges, represented 62.9% and 69.4% of total revenues, excluding fuel surcharges, for the quarters ended June 30, 2026, and 2025, respectively. The remaining operating revenues, before fuel surcharges, for the same periods were generated from brokerage and logistics services, representing 37.1% and 30.6%, respectively.

The main factors that impact our profitability on the expense side are the costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefits costs, independent broker costs (which we record as purchased transportation), insurance, maintenance and capital equipment costs.

In discussing our results of operations, we use revenue, before fuel surcharge (and fuel expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended June 30, 2026 and 2025, approximately $27.8 million and $17.3 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the six months ended June 30, 2026 and 2025, approximately $47.0 million and $36.0 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are reported net of fuel surcharges.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	45.1	41.7	46.0	41.5
Operating supplies and expenses	9.9	12.3	11.9	12.9
Rent and purchased transportation	23.0	30.2	23.3	28.0
Depreciation	21.7	23.0	22.6	23.4
Insurance and claims	10.0	5.5	8.4	5.3
Other	5.1	4.6	6.2	4.6
Gain on sale or disposition of assets	(0.6)	(4.8)	(9.5)	(4.0)
Total operating expenses	114.2	112.5	108.9	111.7
Operating loss	(14.2)	(12.5)	(8.9)	(11.7)
Non-operating income	4.0	2.4	4.2	2.5
Interest expense	(5.1)	(4.2)	(5.3)	(4.2)
Loss before income taxes	(15.3)	(14.3)	(10.0)	(13.4)

THREE MONTHS ENDED JUNE 30, 2026 VS. THREE MONTHS ENDED JUNE 30, 2025

During the second quarter of 2026, truckload services revenue, before fuel surcharges, decreased 7.3% to $86.1 million as compared to $92.8 million during the second quarter of 2025. The decrease was primarily due to a 3.3% decline in average rate per mile, from $2.04 for the quarter ended June 30, 2025 to $1.98 for the quarter ended June 30, 2026, as well as a 3.6% decrease in the average number of manned trucks during the period. The impact of these factors was partially offset by a 12.0% increase in truck utilization, as measured by miles per truck per day.

Salaries, wages and benefits increased from 41.7% of revenues, before fuel surcharges, in the second quarter of 2025 to 45.1% of revenues, before fuel surcharges, during the second quarter of 2026. The percentage-based increase relates primarily to the interaction of a decrease in operating revenues with the fixed-cost nature of employing human capital.

Operating supplies and expenses decreased from 12.3% of revenues, before fuel surcharges, during the second quarter of 2025 to 9.9% of revenues, before fuel surcharges, during the second quarter of 2026. The decrease was primarily driven by a $1.2 million increase in the net benefit of fuel surcharge collections over fuel expense, lower maintenance costs associated with a decrease in the number of trucks in service from 2,083 at June 30, 2025 to 1,994 at June 30, 2026, and the continued replacement of older equipment with newer equipment. The decrease in maintenance costs occurred despite a 3.2 million increase in miles driven during the second quarter of 2026 compared to the prior-year period.

Rent and purchased transportation decreased from 30.2% of revenues, before fuel surcharges, during the second quarter of 2025 to 23.0% of revenues, before fuel surcharges, during the second quarter of 2026. The decrease was primarily due to a year-over-year decrease in the percentage of miles driven by third-party owner-operators rather than Company-employed drivers, as well as an increased allocation of third-party transportation services to the Company’s brokerage and logistics operations.

Depreciation expense decreased from 23.0% of operating revenues during the second quarter of 2025 to 21.7% during the second quarter of 2026. The decrease was primarily due to the disposal of equipment during the second quarter of 2026 before replacement equipment was placed in service, resulting in a temporary reduction in the depreciable asset base.

Insurance and claims expense increased from 5.5% of revenues, before fuel surcharges, during the second quarter of 2025 to 10.0% of revenues, before fuel surcharges, during the second quarter of 2026. The increase was primarily attributable to an increase in the Company’s auto liability reserve during the second quarter of 2026 related to claims that may exceed insurance limits. The increase was also attributable to higher mileage-based insurance premiums associated with the 3.2 million additional miles driven during the second quarter of 2026 compared to the prior-year period, as well as lower operating revenues, which reduced the ability to leverage certain fixed-cost components of insurance and claims expense.

Gain on sale or disposition of assets decreased from 4.8% of revenues, before fuel surcharges, during the second quarter of 2025 to 0.6% of revenues, before fuel surcharges, during the second quarter of 2026. The decrease was primarily due to a $4.4 million gain recognized during the second quarter of 2025 compared to a $0.5 million gain recognized during the second quarter of 2026. The number of trucks and trailers disposed of during the second quarter of 2026 was generally consistent with the prior-year period. However, during the second quarter of 2025, proceeds from the disposition of certain older revenue equipment significantly exceeded the reduced estimated salvage values resulting from management’s change in accounting estimates related to the salvage value and useful lives of revenue equipment during the year ended December 31, 2024. During the second quarter of 2026, proceeds from the disposition of revenue equipment were generally closer to estimated salvage values, resulting in lower gains on disposition.

Non-operating income increased to 4.0% of revenues, before fuel surcharges, during the second quarter of 2026 from 2.4% during the second quarter of 2025. The increase was primarily driven by a $3.2 million year-over-year improvement in realized gains and losses from the sale of marketable equity securities, resulting in realized gains of $2.9 million during the second quarter of 2026 compared to realized losses of $0.3 million during the second quarter of 2025. The increase was further supported by an increase in unrealized gains on the Company’s remaining marketable equity securities to $1.8 million from $1.3 million during the respective periods.

Interest expense increased from 4.2% of revenues, before fuel surcharges, during the second quarter of 2025 to 5.1% of revenues, before fuel surcharges, during the second quarter of 2026. The increase was attributable to the Company’s increased weighted-average interest rate on debt from 5.10% during the second quarter of 2025 to 5.59% during the second quarter of 2026, meaning the Company experienced a higher overall cost of new borrowings. The repayment of lower-rate debt and issuance of new debt at higher prevailing interest rates further contributed to the increase in interest expense. The fixed-cost nature of interest expense, combined with lower operating revenues in the second quarter of 2026, also increased interest expense as a percentage of revenue.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 112.5% for the second quarter of 2025 to 114.2% for the second quarter of 2026.

SIX MONTHS ENDED JUNE 30, 2026 VS. SIX MONTHS ENDED JUNE 30, 2025

For the six months ended June 30, 2026, truckload services revenue, before fuel surcharges, decreased 11.3% to $164.3 million as compared to $185.3 million for the six months ended June 30, 2025. The decrease was primarily due to a 4.9% decline in average rate per mile, from $2.04 for the six months ended June 30, 2025 to $1.94 for the six months ended June 30, 2026, as well as a 5.1% decrease in the average number of manned trucks during the period. The impact of these factors was partially offset by an 8.9% increase in truck utilization, as measured by miles per truck per day.

Salaries, wages and benefits increased from 41.5% of revenues, before fuel surcharges, in the first six months of 2025 to 46.0% of revenues, before fuel surcharges, during the first six months of 2026. The percentage-based increase relates primarily to the interaction of a decrease in operating revenues with the fixed-cost nature of employing human capital.

Operating supplies and expenses decreased from 12.9% of revenues, before fuel surcharges, in the first six months of 2025 to 11.9% of revenues, before fuel surcharges, during the first six months of 2026. The decrease was primarily driven by a $0.5 million increase in the net benefit of fuel surcharge collections over fuel expense, lower maintenance costs associated with a decrease in the average number of trucks in service from 2,132 during the six months ended June 30, 2025 to 1,999 during the six months ended June 30, 2026, as well as the continued replacement of older equipment with newer equipment. The decrease in maintenance costs occurred despite an increase of 2.7 million miles driven during the first six months of 2026 compared to the prior-year period.

Rent and purchased transportation decreased from 28.0% of revenues, before fuel surcharges, in the first six months of 2025 to 23.3% of revenues, before fuel surcharges, during the first six months of 2026. The decrease was primarily due to a year-over-year decrease in the percentage of miles driven by third-party owner-operators rather than Company-employed drivers, as well as an increased allocation of third-party transportation services to the Company’s brokerage and logistics operations.

Depreciation decreased from 23.4% of revenues, before fuel surcharges, during the first six months of 2025 to 22.6% of revenues, before fuel surcharges, during the first six months of 2026. The decrease was primarily due to the disposal of equipment during the second quarter of 2026 before replacement equipment was placed in service, resulting in a temporary reduction in the depreciable asset base.

Insurance and claims expense increased from 5.3% of revenues, before fuel surcharges, during the first six months of 2025 to 8.4% of revenues, before fuel surcharges, during the first six months of 2026. The increase was primarily attributable to an increase in the Company’s auto liability reserve during the first half of 2026 related to claims that may exceed insurance limits. The increase was also attributable to higher mileage-based insurance premiums associated with the 2.7 million additional miles driven during the first six months of 2026 compared to the prior-year period, as well as lower operating revenues, which reduced the ability to leverage certain fixed-cost components of insurance and claims expense.

Other operating expenses increased from 4.6% of revenues, before fuel surcharges, during the first six months of 2025 to 6.2% of revenues, before fuel surcharges, during the first six months of 2026. The increase was primarily due to lower operating revenues, which reduced the leverage of certain fixed costs included in other operating expenses, such as supplies and advertising expenses, as well as an increase in legal and professional expenses during the first six months of 2026, primarily associated with general operational support initiatives.

Gain on sale or disposition of assets increased from 4.0% of revenues, before fuel surcharges, during the first six months of 2025 to 9.5% of revenues, before fuel surcharges, during the first six months of 2026. The increase was primarily due to a $12.7 million gain recognized on the sale of certain real property in Laredo, Texas, to a related party during the first quarter of 2026. The property consisted of land and operating facilities previously used in the Company’s trucking operations and was sold at a value determined based on an independent third-party appraisal. In dollar terms, gain on the sale or disposition of assets was $15.7 million during the first six months of 2026 compared to $7.4 million during the first six months of 2025. Excluding the gain on the sale of the Laredo property, the decrease in gains from the disposal of revenue equipment was primarily attributable to the fact that, during the first six months of 2025, proceeds from the disposition of certain older revenue equipment significantly exceeded the reduced estimated salvage values resulting from management’s change in accounting estimates related to the salvage value and useful lives of revenue equipment during the year ended December 31, 2024. During the first six months of 2026, proceeds from the disposition of revenue equipment were generally closer to estimated salvage values, resulting in lower gains on disposition.

Non-operating income increased from 2.5% of revenues, before fuel surcharges, during the first six months of 2025 to 4.2% of revenues, before fuel surcharges, during the first six months of 2026. The increase was primarily driven by an $8.7 million year-over-year improvement in realized gains and losses from the sale of marketable equity securities, resulting in realized gains of $8.4 million during the first six months of 2026 compared to realized losses of $0.3 million during the first six months of 2025. The increase was partially offset by a decrease in unrealized gains on the Company’s remaining marketable equity securities, which decreased to $0.2 million during the first six months of 2026 from $2.7 million during the first six months of 2025.

Interest expense increased from 4.2% of revenues, before fuel surcharges, during the first six months of 2025 to 5.3% of revenues, before fuel surcharges, during the first six months of 2026. The increase was attributable to the Company’s increased weighted-average interest rate on debt from 5.07% during the first six months of 2025 to 5.49% during the first six months of 2026, meaning the Company experienced a higher overall cost of new borrowings. The repayment of lower-rate debt and issuance of new debt at higher prevailing interest rates further contributed to the increase in interest expense. The fixed-cost nature of interest expense, combined with lower operating revenues in the first half of 2026, also increased interest expense as a percentage of revenue.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 111.7% for the first six months of 2025 to 108.9% for the first six months of 2026.

RESULTS OF OPERATIONS – BROKERAGE AND LOGISTICS SERVICES

The following table sets forth, for brokerage and logistics services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Brokerage service operations occur specifically in certain divisions; however, brokerage operations occur throughout the Company in similar operations having substantially similar economic characteristics.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	5.0	5.2	5.0	5.6
Rent and purchased transportation	88.2	89.9	87.2	89.1
Other	3.2	3.6	3.7	3.6
Total operating expenses	96.4	98.7	95.9	98.3
Operating income	3.6	1.3	4.1	1.7
Non-operating income	3.2	0.1	3.2	0.0
Interest expense	(0.4)	(0.3)	(0.5)	(0.3)
Income before income taxes	6.4	1.1	6.8	1.4

THREE MONTHS ENDED JUNE 30, 2026 VS. THREE MONTHS ENDED JUNE 30, 2025

During the second quarter of 2026, brokerage and logistics services revenue, before fuel surcharges, increased 24.0% to $50.8 million as compared to $41.0 million during the second quarter of 2025. The increase was primarily driven by an 18.4% increase in the number of brokered loads, reflecting both increased brokerage activity and a shift in the mix of loads fulfilled through the Company's brokerage and logistics operations rather than through the Company's company-operated fleet, coupled with higher revenue per load during the second quarter of 2026 as compared to the prior-year period.

Rent and purchased transportation decreased from 89.9% of revenues, before fuel surcharges, during the second quarter of 2025 to 88.2% of revenues, before fuel surcharges, during the second quarter of 2026. The decrease was primarily due to an improved spread between customer rates and third-party carrier costs.

The brokerage and logistics services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 98.7% for the second quarter of 2025 to 96.4% for the second quarter of 2026.

SIX MONTHS ENDED JUNE 30, 2026 VS. SIX MONTHS ENDED JUNE 30, 2025

During the first six months of 2026, brokerage and logistics services revenue, before fuel surcharges, increased 11.7% to $95.2 million as compared to $85.2 million during the first six months of 2025. The increase was primarily related to an 11.2% increase in the number of brokered loads during the first six months of 2026 as compared to the first six months of 2025.

Rent and purchased transportation decreased from 89.1% of revenues, before fuel surcharges, during the first six months of 2025 to 87.2% of revenues, before fuel surcharges, during the first six months of 2026. The decrease was primarily due to an improved spread between customer rates and third-party carrier costs.

The brokerage and logistics services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, improved from 98.3% for the first six months of 2025 to 95.9% for the first six months of 2026.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED JUNE 30, 2026 VS. THREE MONTHS ENDED JUNE 30, 2025

Net loss for all divisions was approximately $7.4 million, or 5.4% in excess of revenues, before fuel surcharges, for the second quarter of 2026 as compared to net loss of $9.6 million, or 7.2% in excess of revenues, before fuel surcharges, for the second quarter of 2025. This improvement in net loss resulted in diluted loss per share of ($0.36) for the second quarter of 2026 as compared to diluted loss per share of ($0.46) for the second quarter of 2025.

SIX MONTHS ENDED JUNE 30, 2026 VS. SIX MONTHS ENDED JUNE 30, 2025

For the first six months of 2026, net loss for all divisions was approximately $7.5 million, or 2.9% in excess of revenues, before fuel surcharges as compared to net loss of $17.8 million, or 6.6% of revenues, before fuel surcharges for the first six months of 2025. The improvement in net loss resulted in a diluted loss per share of ($0.36) for the first six months of 2026 as compared to diluted loss per share of ($0.83) for the first six months of 2025.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, borrowings under our lines of credit, installment notes, investment margin account, and issuances of equity securities.

During the first six months of 2026, we used $16.7 million in cash from operating activities. Investing activities generated $47.3 million in cash in the first six months of 2026. Financing activities used $47.7 million in cash in the first six months of 2026.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes with fixed interest rates and terms ranging from 60 to 84 months, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first six months of 2026, we utilized cash on hand and long-term debt to finance purchases of revenue equipment and other assets of approximately $18.8 million. In addition, we acquired approximately $46.6 million of revenue equipment through vendor-direct financing arrangements during the first six months of 2026. This non-cash financing arrangement provides an additional source of liquidity for acquiring new equipment but does not result in cash inflows or outflows and, accordingly, is not reflected in the consolidated statement of cash flows.

During the remainder of 2026, we expect to purchase approximately 239 new trucks and 350 new trailers while continuing to sell or trade older equipment, which we expect to result in net capital expenditures of approximately $32.1 million.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future. However, we may from time to time repurchase shares of our outstanding common stock, subject to economic and market conditions, available cash flows and other factors.

During the first six months of 2026, we maintained a revolving line of credit with a borrowing limit of $60.0 million. Under this credit facility, amounts outstanding under the line bear interest at Term SOFR plus 3.35% (6.97% at June 30, 2026), are secured by our trade accounts receivable and mature on July 1, 2027. The credit facility also establishes an “unused fee” of 0.25% if average borrowings are less than $18.0 million. At June 30, 2026, we had no outstanding borrowings against the line of credit and approximately $0.2 million of outstanding letters of credit, with availability to borrow $59.8 million.

Trade accounts receivable increased by approximately $22.0 million from $66.9 million as of December 31, 2025 to $88.9 million as of June 30, 2026. The increase was primarily attributable to higher freight revenue invoiced during the latter part of the second quarter of 2026, as increased freight volumes and rates resulted in higher revenue activity compared to the fourth quarter of 2025. The timing of cash collections on the increased revenue invoiced during the latter part of the second quarter resulted in a greater amount of trade accounts receivable remaining outstanding as of June 30, 2026 compared to December 31, 2025.

Prepaid expenses and deposits decreased from $9.8 million at December 31, 2025 to $7.7 million at June 30, 2026. The decrease relates to the normal amortization of items prepaid as of December 31, 2025.

Our marketable equity securities portfolio decreased $9.8 million during the first six months of 2026, from $48.5 million at December 31, 2025 to $38.7 million at June 30, 2026. The decrease was primarily attributed to the sale of marketable equity securities approximating $18.4 million, offset by an $8.6 million increase in the fair value of the portfolio during the first six months of 2026. At June 30, 2026, the remaining marketable equity securities have a combined cost basis of approximately $18.3 million and a combined fair market value of approximately $38.7 million.

Property and equipment decreased from $792.4 million at December 31, 2025 to $758.9 million at June 30, 2026. The decrease was primarily due to the disposition of aging trucks and trailers, as well as the sale of certain real property located in Laredo, Texas to a related party, which had a cost basis of $11.4 million, during the first quarter of 2026. These decreases were partially offset by purchases of new trucks and trailers during the first six months of 2026.

Accounts payable decreased from $32.8 million as of December 31, 2025 to $27.4 million as of June 30, 2026. The decrease was primarily due to the payment of invoices during the first six months of 2026 related to revenue equipment purchases outstanding at December 31, 2025.

Accrued expenses and other liabilities decreased from $41.1 million as of December 31, 2025 to $30.6 million as of June 30, 2026. The decrease was primarily attributable to payments made during the first six months of 2026 related to a previously disclosed auto liability claim. The Company recorded a $26.5 million liability related to the claim as of December 31, 2025. During the first six months of 2026, the Company paid $16.5 million of the liability, resulting in a remaining liability of $10.0 million as of June 30, 2026. The decrease was partially offset by an increase in the Company’s auto liability reserve during the second quarter of 2026 related to claims that may exceed insurance limits.

Long-term debt and current maturities of long term-debt are reviewed on an aggregate basis, as the classification of amounts in each category are typically affected merely by the passage of time. Long-term debt and current maturities of long-term debt, on an aggregate basis, decreased from $333.9 million at December 31, 2025, to $332.8 million at June 30, 2026. The net decrease was primarily attributable to scheduled principal payments on existing revenue equipment, balloon payments related to revenue equipment taken out of service as part of trade-in transactions with certain equipment manufacturers, and the repayment of approximately $6.0 million of debt associated with the sale of certain real property in Laredo, Texas, to a related party during the first quarter of 2026. These decreases were partially offset by new financing arrangements for revenue equipment totaling $46.6 million during the first six months of 2026.

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

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities decreased to $38.7 million at June 30, 2026 from $48.5 million at December 31, 2025. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $3.9 million. For additional information with respect to the marketable equity securities, see Note D to our condensed consolidated financial statements.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We were previously a defendant in a motor vehicle accident lawsuit filed on January 10, 2025 in the State Court of Gwinnett County, Georgia, arising from a December 29, 2024 accident between a Company tractor-trailer and a passenger vehicle. On March 30, 2026, the parties executed a settlement agreement that resolves all claims related to this matter for a total settlement amount of $30.0 million, of which $26.5 million represents the Company’s net exposure after consideration of applicable insurance coverage. The court entered an order dismissing the lawsuit on May 21, 2026. For additional information regarding this settlement agreement, see Note L to our condensed consolidated financial statements.

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

By the nature of our operations, we are exposed to the potential for a variety of litigation, including personal injury claims, vehicular collisions and accidents, alleged violations of federal and state labor and employment laws, such as class-action lawsuits alleging wage and hour violations and improper pay, commercial and contract disputes, cargo loss and property damage claims. In addition, because our brokerage and logistics services business arranges for third-party motor carriers to transport freight on behalf of our customers, we are exposed to claims alleging that we negligently selected or hired a motor carrier whose truck was involved in an accident causing injury or property damage. In Montgomery v. Caribe Transport II, LLC, decided in May 2026, the U.S. Supreme Court held that state-law negligent-selection claims against transportation brokers are not preempted by federal law in certain circumstances. Our brokerage and logistics services represent a meaningful portion of our overall revenue. Although the long-term implications of this decision are not yet clear, the decision may increase the frequency and cost of litigation arising from our brokerage operations, lead to higher insurance premiums, or make it more difficult to obtain or maintain adequate insurance coverage for those operations. It may also increase the resources we devote to carrier selection, safety review, and compliance processes as we adapt our practices in response to this evolving litigation environment.

While we purchase insurance coverage at levels we deem adequate, we have in the past settled litigation for amounts in excess of our insurance coverage, including our recent settlement of an auto-liability claim for an amount substantially exceeding our insurance coverage, which materially and adversely affected our financial results for the fourth quarter of 2025. It is possible that the outcome of currently pending or future litigation may similarly exceed our insurance coverage or may not be covered by insurance. We accrue a provision for a litigation matter according to applicable accounting standards based on the ongoing assessment of the strengths and weaknesses of the litigation, its likelihood of success, and an evaluation of the possible range of loss. Our inability to defend ourselves against a significant litigation claim could have a material adverse effect on our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The Company’s stock repurchase program has been extended and expanded several times, most recently in July 2023, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. Since the reauthorization, the Company has repurchased 30,556 shares of its common stock under this repurchase program.

The following table summarizes the Company’s common stock repurchases during the second quarter of 2026. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser.”

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1-30, 2026	-	-	-	472,845
May 1-31, 2026	3,401	$10.87	3,401	469,444
June 1-30, 2026	-	-	-	469,444
Total	3,401	$10.87	3,401

(1)	The Company’s stock repurchase program does not have an expiration date.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

PAMT CORP

Dated: August 7, 2026	By: /s/ Lance K. Stewart
Lance K. Stewart
President and Chief Executive Officer
(principal executive officer)

Dated: August 7, 2026	By: /s/ Daniel C. Kleine
Daniel C. Kleine
Sr. Vice-President-Finance, Chief Financial Officer and Treasurer
(principal accounting and financial officer)