Form 10-Q
period 2026-09-30
PAMT CORP
filed 2026-11-06
CIK 798287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 21, 2026
Common Stock, $.01 Par Value	20,929,073

PAMT CORP

Form 10-Q

For the Quarter Ended September 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PAMT CORP AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$5,427	$35,234
Accounts receivable-net:
Trade, less current estimated credit loss of $4,664 and $8,415, respectively	94,013	66,882
Other	4,104	6,757
Inventories	3,287	2,332
Prepaid expenses and deposits	8,966	9,807
Marketable equity securities	36,751	48,488
Income taxes refundable	588	1,732
Total current assets	153,136	171,232

Property and equipment:
Land	26,660	30,064
Structures and improvements	53,199	58,458
Revenue equipment	644,115	687,291
Office furniture and equipment	22,080	16,578
Total property and equipment	746,054	792,391
Accumulated depreciation	(262,977)	(275,554)
Net property and equipment	483,077	516,837

Other assets	9,298	9,843

TOTAL ASSETS	$645,511	$697,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,938	$32,752
Accrued expenses and other liabilities	26,829	41,078
Current maturities of long-term debt	66,281	65,542
Total current liabilities	120,048	139,372

Long-term debt - less current portion	256,865	268,327
Deferred income taxes	68,167	73,689
Other long-term liabilities	5,461	6,040
Total liabilities	450,541	487,428

COMMITMENTS AND CONTINGENCIES (Note L)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; 22,398,899 and 22,377,606 shares issued; 20,929,073 and 20,926,020 shares outstanding at September 30, 2026 and December 31, 2025, respectively	224	224
Additional paid-in capital	41,934	41,682
Treasury stock, at cost; 1,469,826 and 1,451,586 shares at September 30, 2026 and December 31, 2025, respectively	(29,142)	(28,924)
Accumulated Other Comprehensive income (loss)	(40)	-
Retained Earnings	181,994	197,502
Total stockholders’ equity	194,970	210,484

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$645,511	$697,912

See notes to condensed consolidated financial statements.

PAMT CORP AND SUBSIDIARIES Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
OPERATING REVENUES:
Revenue, before fuel surcharge	$135,982	$132,948	$395,538	$403,455
Fuel surcharge	26,566	17,316	73,542	53,285
Total operating revenues	162,548	150,264	469,080	456,740

OPERATING EXPENSES AND COSTS:
Salaries, wages and benefits	41,746	39,677	122,179	121,342
Operating supplies and expenses	41,204	29,115	108,266	89,529
Rent and purchased transportation	54,670	61,512	175,919	189,351
Depreciation	19,477	19,805	58,058	64,119
Insurance and claims	5,051	5,047	18,997	14,995
Other	5,738	4,822	17,380	14,806
Gain on disposition of equipment	(316)	(4,003)	(16,018)	(11,431)
Total operating expenses and costs	167,570	155,975	484,781	482,711

OPERATING LOSS	(5,022)	(5,711)	(15,701)	(25,971)

NON-OPERATING (LOSS)/INCOME	(631)	2,528	9,244	7,277
INTEREST EXPENSE	(4,849)	(4,479)	(14,000)	(12,553)

LOSS BEFORE INCOME TAXES	(10,502)	(7,662)	(20,457)	(31,247)

FEDERAL AND STATE INCOME TAX (BENEFIT)/EXPENSE:
Current	128	(4,315)	573	625
Deferred	(2,574)	2,240	(5,522)	(8,516)
Total federal and state income tax benefit	(2,446)	(2,075)	(4,949)	(7,891)

NET LOSS	$(8,056)	$(5,587)	$(15,508)	$(23,356)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(40)	-	(40)	-

COMPREHENSIVE LOSS	$(8,096)	$(5,587)	$(15,548)	$(23,356)

LOSS PER COMMON SHARE:
Basic	$(0.38)	$(0.27)	$(0.74)	$(1.10)
Diluted	$(0.38)	$(0.27)	$(0.74)	$(1.10)

AVERAGE COMMON SHARES OUTSTANDING:
Basic	20,939	20,926	20,939	21,305
Diluted	20,939	20,926	20,939	21,305

See notes to condensed consolidated financial statements.

PAMT CORP AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Nine Months Ended
	September 30,
	2026	2025
OPERATING ACTIVITIES:
Net loss	$(15,508)	$(23,356)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	58,058	64,119
Bad debt expense	686	1,618
Stock compensation-net of excess tax benefits	390	325
Provision for deferred income taxes	(5,522)	(8,516)
Loss/(gain) on marketable equity securities	1,398	(2,455)
Gain on sale or disposition of assets	(16,018)	(11,431)
Gain on sale of marketable equity securities	(9,089)	(1,308)
Changes in operating assets and liabilities:
Accounts receivable	(25,165)	1,454
Prepaid expenses, deposits, inventories, and other assets	(118)	3,371
Income taxes refundable	1,144	(245)
Income taxes payable	-	-
Trade accounts payable	6,486	(961)
Accrued expenses and other liabilities	(14,417)	527
Net cash (used in) provided by operating activities	(17,675)	23,142

INVESTING ACTIVITIES:
Purchases of property and equipment	(21,921)	(21,572)
Proceeds from sale or disposition of assets	58,049	43,903
Sales of marketable equity securities	19,390	3,818
Purchases of marketable equity securities	-	(4,238)
Net cash provided by investing activities	55,518	21,911

FINANCING ACTIVITIES:
Borrowings under lines of credit	500,048	474,768
Repayments under lines of credit	(500,048)	(474,768)
Borrowings of long-term debt	-	30,000
Repayments of long-term debt	(67,432)	(59,425)
Borrowings under margin account	-	1,807
Repayments under margin account	-	(1,807)
Repurchases of common stock	(218)	(14,928)
Net cash used in financing activities	(67,650)	(44,353)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(29,807)	700

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -Beginning of period	35,234	68,060

CASH, CASH EQUIVALENTS AND RESTRICTED CASH -End of period	$5,427	$68,760

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$13,994	$12,504
Income taxes	$388	$886

NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment included in accounts payable	$578	$3,034
Purchases of property and equipment utilizing noncash (vendor-direct) financing	$56,709	$46,271

See notes to condensed consolidated financial statements.

PAMT CORP AND SUBSIDIARIES Condensed Consolidated Statements of Stockholders’ Equity (unaudited) (in thousands)

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at January 1, 2026	20,926	$224	$41,682	$(28,924)	-	$197,502	$210,484

Net loss	-	-	-	-	-	(8)	(8)

Restricted stock issued	18	-	-	-	-	-	-

Treasury stock repurchases	(1)	-	-	(11)	-	-	(11)

Restricted stock net settlement	-	-	(137)	-	-	-	(137)

Stock based compensation	-	-	98	-	-	-	98

Balance at March 31, 2026	20,943	$224	$41,643	$(28,935)	-	$197,494	$210,426

Net Loss	-	-	-	-	-	(7,444)	(7,444)

Restricted stock issued	2	-	-	-	-	-	-

Treasury stock repurchases	(3)	-	-	(37)	-	-	(37)

Stock based compensation	-	-	145	-	-	-	145

Balance at June 30, 2026	20,942	$224	$41,788	$(28,972)	-	$190,050	$203,090

Net Loss	-	-	-	-	-	(8,056)	(8,056)

Restricted stock issued	1	-	-	-	-	-	-

Treasury stock repurchases	(14)	-	-	(170)	-	-	(170)

Stock based compensation	-	-	146	-	-	-	146

Foreign currency translation loss	-	-	-	-	(40)		(40)

Balance at September 30, 2026	20,929	$224	$41,934	$(29,142)	$(40)	$181,994	$194,970

	Common Stock Shares / Amount		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at January 1, 2025	21,783	$224	$41,171	$(13,996)	-	$250,109	$277,508

Net loss	-	-	-	-	-	(8,142)	(8,142)

Restricted stock issued	8	-	(37)	-	-	-	(37)

Stock based compensation	-	-	266	-	-	-	266

Balance at March 31, 2025	21,791	$224	$41,400	$(13,996)	-	$241,967	$269,595

Net Loss	-	-	-	-	-	(9,627)	(9,627)

Treasury stock repurchases	(870)	-	-	(14,928)	-	-	(14,928)

Restricted stock issued	5	-	-	-	-	-	-

Stock based compensation	-	-	(126)	-	-	-	(126)

Balance at June 30, 2025	20,926	$224	$41,274	$(28,924)	-	$232,340	$244,914

Net Loss	-	-	-	-	-	(5,587)	(5,587)

Stock based compensation	-	-	185	-	-	-	185

Balance at September 30, 2025	20,926	$224	$41,459	$(28,924)	-	$226,753	$239,512

See notes to condensed consolidated financial statements.

PAMT CORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2026

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The consolidated balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine-month period ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2025.

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

The Company considered the applicability and impact of the above-referenced ASU and all other accounting standard updates issued by the Financial Accounting Standards Board to the Accounting Standards Codification (“ASC”) and determined there are not any ASUs that have not already been adopted which require significant consideration for disclosure as of September 30, 2026.

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

Revenue is recognized over time as the freight progresses towards its destination and the transportation service obligation is fulfilled. For loads picked up during the reporting period, but delivered in a subsequent reporting period, revenue is allocated to each period based on the transit time in each period as a percentage of total transit time. The contract asset, or the amount of remaining performance obligation relating to loads in process, at September 30, 2026 was $3.0 million compared to $2.4 million at December 31, 2025. Recorded contract assets are included in the accounts receivable line item of the balance sheet. Corresponding liabilities are recorded in the accrued expenses and other liabilities line items for the estimated expenses on these same in-process loads. The Company had no contract liabilities associated with our operations as of September 30, 2026 and December 31, 2025, respectively. The Company’s contracts with customers generally have original expected durations less than one year. Accordingly, the Company has elected the practical expedient and does not disclose information about remaining unsatisfied performance obligations.

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

The following table sets forth market value, cost, and unrealized gains on equity securities as of September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
	(in thousands)
Fair market value	$36,751	$48,488
Cost	17,911	28,211
Unrealized gain	$18,840	$20,277

The following table sets forth the gross unrealized gains and losses on the Company’s marketable securities as of September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
	(in thousands)
Gross unrealized gains	$19,607	$21,362
Gross unrealized losses	(767)	(1,085)
Net unrealized gain	$18,840	$20,277

The following table shows the Company’s net realized gains (losses) during the three and nine months ending on September 30, 2026 and 2025, respectively, on certain marketable equity securities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands)
Sales proceeds	$1,031	$3,075	$19,390	$3,818
Cost of securities sold	360	1,477	10,301	2,510
Realized gain (loss)	$671	$1,598	$9,089	$1,308

For the quarter ended September 30, 2026, the Company recognized dividends received of approximately $207,000 in non-operating income in its condensed consolidated statements of operations. For the quarter ended September 30, 2025, the Company recognized dividends received of approximately $316,000 in non-operating income in its condensed consolidated statements of operations.

The Company’s equity securities are periodically used as collateral against any outstanding margin account borrowings. As of September 30, 2026, the Company had no outstanding borrowings under its margin account, which is no change from December 31, 2025, when the Company had no outstanding borrowings under the same account. Margin account borrowings, when utilized, are used for the purchase of marketable equity securities and as a source of short-term liquidity and are included in accrued expenses and other liabilities on the condensed consolidated balance sheets.

Our marketable equity securities portfolio had a net unrealized pre-tax loss in market value of approximately $1,621,000 during the third quarter of 2026, and a net unrealized pre-tax loss in market value of approximately $200,000 during the third quarter of 2025, which were reported as non-operating income in its condensed consolidated statements of operations for the respective periods.

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

In July 2026, the Company granted awards of restricted stock units representing 20,000 shares of common stock to its Chief Financial Officer under the 2024 Plan. The stock award had a grant date fair value of $16.58 per share, based on the closing price of the Company’s stock on the date of grant. The awarded share units will vest in four equal installments beginning on July 30, 2027.

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

The total grant date fair value of stock vested during the first nine months of 2026 was approximately $498,000. The total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits during the first nine months of 2026, was approximately $390,000 and includes approximately $30,000 recognized as a result of the granting of shares to certain non-employee directors, which vested immediately. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.01 during the first nine months of 2026. As of September 30, 2026, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $1,461,000, which is being amortized on a straight-line basis over the remaining vesting period. As a result, the Company expects to recognize approximately $141,000 in additional compensation expense related to unvested stock awards during the remainder of 2026 and to recognize approximately $537,000, $531,000, $205,000, and $47,000 in additional compensation expense related to unvested stock-based awards during the years 2027, 2028, 2029 and 2030, respectively.

The total grant date fair value of stock vested during the first nine months of 2025 was approximately $437,000. The total pre-tax stock-based compensation expense, recognized in salaries, wages and benefits during the first nine months of 2025, was approximately $325,000 and included approximately $45,000 recognized as a result of the issuance of shares to certain non-employee directors. The recognition of stock-based compensation expense decreased both diluted and basic earnings per common share by approximately $0.01 during the first nine months of 2025. As of September 30, 2025, the Company had stock-based compensation plans with total unvested stock-based compensation expense of approximately $2,178,000, which was being amortized on a straight-line basis over the remaining vesting period.

A summary of the status of the Company’s non-vested stock awards as of September 30, 2026, and changes during the nine months ended September 30, 2026, is as follows:

	Stock Awards
	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2026	174,105	$13.79
Granted	22,905	15.79
Canceled/forfeited/expired	(28,103)	16.36
Vested	(32,647)	15.26
Non-vested at September 30, 2026	136,260	$14.11

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

Truckload Services revenues and Brokerage and Logistics Services revenues, each before fuel surcharges, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands)
Truckload Services revenue	$91,194	67.1	$91,189	68.6	$255,525	64.6	$276,442	68.5
Brokerage and Logistics Services revenue	44,788	32.9	41,759	31.4	140,013	35.4	127,013	31.5
Total revenues	$135,982	100.0	$132,948	100.0	$395,538	100.0	$403,455	100.0

The Company provides truckload transportation services as well as brokerage and logistics services to customers throughout the United States and portions of Canada and Mexico. The table below presents revenues, including fuel surcharges, by geographic area, expressed in both dollars and as a percentage of total revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentage data)
United States - domestic shipments	$94,233	57.9	$82,919	55.2	$267,062	56.9	$250,925	54.9
Shipments to or from Mexico	$68,261	42.0	$67,062	44.6	$201,402	43.0	$204,838	44.9
Shipments to or from Canada	$54	0.1	$283	0.2	$616	0.1	$977	0.2
Total	$162,548	100.0	$150,264	100.0	$469,080	100.0	$456,740	100.0

NOTE G: TREASURY STOCK

The Company’s stock repurchase program has been extended and expanded several times, most recently in July 2023, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. During the three months ended September 30, 2026, the Company repurchased 13,668 shares of its common stock at an aggregate cost of approximately $170,000 under this program. As of September 30, 2026, there remain 455,776 shares of common stock authorized for repurchase under this plan.

The Company accounts for treasury stock using the cost method. As of September 30, 2026, 1,469,826 shares were held in the treasury at an aggregate cost of approximately $29,142,000.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
Net loss	$(8,056)	$(5,587)	$(15,508)	$(23,356)

Basic weighted average common shares outstanding	20,939	20,926	20,939	21,305
Dilutive effect of common stock equivalents	-	-	-	-
Diluted weighted average common shares outstanding	20,939	20,926	20,939	21,305

Basic loss per share	$(0.38)	$(0.27)	$(0.74)	$(1.10)
Diluted loss per share	$(0.38)	$(0.27)	$(0.74)	$(1.10)

NOTE I: INCOME TAXES

The Company and its subsidiaries are subject to U.S., Canadian and Mexican federal income tax laws as well as the income tax laws of multiple state jurisdictions. The major tax jurisdictions in which the Company operates generally provide for a deficiency assessment statute of limitations period of three years, and as a result, the Company’s tax years 2023 and forward remain open to examination in those jurisdictions.

In determining whether a tax asset valuation allowance is necessary, management, in accordance with the provisions of ASC 740-10-30, Accounting for Income Taxes, weighs all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is necessary. If negative conditions exist which indicate a valuation allowance might be necessary, consideration is then given to what effect the future reversals of existing taxable temporary differences and the availability of tax strategies might have on future taxable income to determine the amount, if any, of the required valuation allowance. As of September 30, 2026, management determined that the future reversals of existing taxable temporary differences and available tax strategies would generate sufficient future taxable income to realize its tax assets and therefore a valuation allowance was not necessary.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the position will be sustained on examination by taxing authorities, based on the technical merits of the position. As of September 30, 2026, an adjustment to the Company’s condensed consolidated financial statements for uncertain tax positions has not been required as management believes that the Company’s tax positions taken in income tax returns filed or to be filed are supported by clear and unambiguous income tax laws. The Company recognizes interest and penalties related to uncertain income tax positions, if any, in income tax expense. During the nine months ended September 30, 2026 and 2025, the Company has not recognized or accrued any interest or penalties related to uncertain income tax positions.

The Company’s effective income tax rates were 24.2% and 25.3% for the nine months ended September 30, 2026 and 2025, respectively. The Company’s effective tax rate for the nine months ended September 30, 2026 differs from amounts computed by applying the United States federal statutory rates to pre-tax income primarily due to state income taxes.

During 2026, the Company commenced operations through a wholly owned subsidiary in Mexico. The subsidiary's operations have not resulted in a material impact on the Company's consolidated income tax provision for the nine months ended September 30, 2026.

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

At September 30, 2026, the following items are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
	(in thousands)

Marketable equity securities	$36,751	$36,751	-	-

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

For long-term debt other than the lines of credit, the fair values are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying value and estimated fair value of this other long-term debt at September 30, 2026 was as follows:

	Carrying Value	Estimated Fair Value
	(in thousands)

Long-term debt	$323,146	$326,074

The Company has not elected the fair value option for any of its financial instruments.

NOTE K: NOTES PAYABLE

During the first nine months of 2026, the Company’s subsidiaries entered into installment obligations totaling approximately $56.7 million for the purpose of purchasing revenue equipment and other assets. These obligations are payable in monthly installments over a term of 60 months and are recorded in long-term debt and current maturities on the condensed consolidated balance sheets.

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

We were previously a defendant in a motor vehicle accident lawsuit filed on January 10, 2025 in the State Court of Gwinnett County, Georgia, arising from a December 29, 2024 accident between a Company tractor-trailer and a passenger vehicle. During the nine months ended September 30, 2026, the Company finalized a settlement agreement with the plaintiff for a total settlement amount of $30.0 million, of which $26.5 million represents the Company’s net exposure after consideration of applicable insurance coverage. The settlement agreement was executed by all parties on March 30, 2026 and resolves all claims related to this matter. The court dismissed the lawsuit on May 21, 2026.

During the nine months ended September 30, 2026, the Company paid $18.0 million related to this settlement. The remaining payments are expected to be made in accordance with the settlement agreement, with approximately $1.5 million due during the remainder of 2026 and approximately $7.0 million due in 2027.

The Company had previously recorded a liability of $26.5 million as of December 31, 2025. As of September 30, 2026, the remaining liability was $8.5 million. This amount is recorded in accrued expenses and other liabilities on the condensed consolidated balance sheets. No adjustments to the previously recorded liability were required during the nine months ended September 30, 2026. Accordingly, there is no remaining material exposure related to this matter beyond the unpaid settlement obligation reflected in the Company’s financial statements.

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

Right-of-Use Leases

The Company is party to operating leases which include initial terms ranging from three to ten years and which do not include an option for early cancellation. In accordance with the provisions of ASC Topic 842, these leases resulted in the recognition of right-of-use assets and corresponding operating lease liabilities, respectively, valued at $6.6 million as of September 30, 2026. These assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date, using the Company’s incremental borrowing rate as of the respective dates of lease inception, as the rate implicit in each lease is not readily determinable. The right-of-use assets are recorded in other assets, and the lease liability is recorded in accrued expenses and other liabilities and in other long-term liabilities on our condensed consolidated balance sheets. Lease expense is recorded on a straight-line basis over the lease term and is recorded in rent and purchased transportation in our condensed consolidated statements of operations. While these lease agreements may contain provisions to extend for a period of time after the initial term, the Company is not reasonably certain these extension options will be exercised. Therefore, potential lease payments that might occur under this extension period are not included in amounts recorded in our condensed consolidated balance sheets as of September 30, 2026.

Scheduled amounts and timing of cash flows arising from future right-of-use operating lease payments at September 30, 2026, are:

Maturity of Lease Liabilities	(in thousands)
2026 (remaining)	$283
2027	1,159
2028	952
2029	863
2030 and thereafter	5,048
Total undiscounted operating lease payments	$8,305
Less: Imputed interest	(1,695)
Present value of operating lease liabilities	$6,610

Balance Sheet Classification
Right-of-use assets (recorded in other non-current assets)	$6,610

Current lease liabilities (recorded in other current liabilities)	$1,150
Long-term lease liabilities (recorded in other long-term liabilities)	5,460
Total operating lease liabilities	$6,610

Other Information
Weighted-average remaining lease term for operating leases (in years)	7.94
Weighted-average discount rate for operating leases	5.62%

Cash Flows

No new right-of-use assets were recognized as a non-cash asset addition that resulted from new operating lease liabilities during the three months ended September 30, 2026. Cash paid for amounts included in the present value of operating lease liabilities was $0.5 million during the nine months ended September 30, 2026, and is included in operating cash flows within the condensed consolidated statement of cash flows.

Operating Lease Costs

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands)
Long-term	$188	$72	$548	$120
Short-term	99	(411)	490	1,453
Total	$287	$(339)	$1,038	$1,573

Lease Revenue

The Company's operating lease revenue is disclosed in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands)
Leased truck revenue (recorded in revenue, before fuel surcharge)	$2,061	$2,567	$6,784	$7,794
Leased building space revenue (recorded in non-operating income)	-	203	155	615
Total lease revenue	$2,061	$2,770	$6,939	$8,409

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

As of September 30, 2026, the gross carrying value of trucks underlying these leases was $64.8 million and accumulated depreciation was $28.2 million. Depreciation is calculated on a straight-line basis over the estimated useful life of the equipment, down to an estimated salvage value. In most cases, the Company has agreements in place with certain manufacturers whereby salvage values are guaranteed by the manufacturer. In other cases, where salvage values are not guaranteed, estimates of salvage value are based on the expected market values of equipment at the time of disposal. During the quarter ended September 30, 2026, the Company incurred $2.2 million of depreciation expense for these assets.

Lease Receivables

Future minimum operating lease payments receivable at September 30, 2026:

(in thousands)
2026 (remaining)	$1,855
2027	6,307
2028	4,463
2029 and thereafter	168
Total future minimum lease payments receivable	$12,793

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

Truckload services revenues, excluding fuel surcharges, represented 67.1% and 68.6% of total revenues, excluding fuel surcharges, for the quarters ended September 30, 2026, and 2025, respectively. The remaining operating revenues, before fuel surcharges, for the same periods were generated from brokerage and logistics services, representing 32.9% and 31.4%, respectively.

The main factors that impact our profitability on the expense side are the costs incurred in transporting freight for our customers. Currently, our most challenging costs include fuel, driver recruitment, training, wage and benefits costs, independent broker costs (which we record as purchased transportation), insurance, maintenance and capital equipment costs.

In discussing our results of operations, we use revenue, before fuel surcharge (and fuel expense, net of fuel surcharge), because management believes that eliminating the impact of this sometimes volatile source of revenue allows a more consistent basis for comparing our results of operations from period to period. During the three months ended September 30, 2026 and 2025, approximately $26.6 million and $17.3 million, respectively, of the Company’s total revenue was generated from fuel surcharges. During the nine months ended September 30, 2026 and 2025, approximately $73.5 million and $53.3 million, respectively, of the Company’s total revenue was generated from fuel surcharges. We may also discuss certain changes in our expenses as a percentage of revenue, before fuel surcharge, rather than absolute dollar changes. We do this because we believe the variable cost nature of certain expenses makes a comparison of changes in expenses as a percentage of revenue more meaningful than absolute dollar changes.

RESULTS OF OPERATIONS – TRUCKLOAD SERVICES

The following table sets forth, for truckload services, the percentage relationship of expense items to operating revenues, before fuel surcharges, for the periods indicated. Fuel costs are reported net of fuel surcharges.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(percentages)
Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	43.4	40.9	45.1	41.3
Operating supplies and expenses	15.8	12.6	13.3	12.8
Rent and purchased transportation	18.5	26.2	21.6	27.4
Depreciation	20.8	21.3	22.0	22.7
Insurance and claims	5.4	5.4	7.3	5.3
Other	5.5	4.7	5.9	4.6
(Gain)/loss on sale or disposal of property	(0.3)	(4.4)	(6.3)	(4.1)
Total operating expenses	109.1	106.7	108.9	110.0
Operating loss	(9.1)	(6.7)	(8.9)	(10.0)
Non-operating income	(0.4)	2.8	2.5	2.6
Interest expense	(5.2)	(4.8)	(5.2)	(4.4)
Loss before income taxes	(14.7)	(8.7)	(11.6)	(11.8)

THREE MONTHS ENDED SEPTEMBER 30, 2026 VS. THREE MONTHS ENDED SEPTEMBER 30, 2025

During the third quarter of 2026, truckload services revenue, before fuel surcharges, remained flat at $91.2 million compared to the third quarter of 2025. The Company realized a 6.3% increase in average rate per mile, from $2.06 during the third quarter of 2025 to $2.19 during the third quarter of 2026, as well as a 2.8% increase in truck utilization, measured by miles per truck per day. The positive impact to revenue of these increases was offset by a 3.8% decrease in the average number of manned trucks compared to the prior-year quarter.

Salaries, wages and benefits increased from 40.9% of revenues, before fuel surcharges, in the third quarter of 2025 to 43.4% of revenues, before fuel surcharges, during the third quarter of 2026. The increase relates primarily to higher driver wages resulting from increases in driver compensation rates implemented during 2026 as part of the Company's ongoing efforts to attract and retain qualified drivers in a competitive labor market.

Operating supplies and expenses increased from 12.6% of revenues, before fuel surcharges, during the third quarter of 2025 to 15.8% of revenues, before fuel surcharges, during the third quarter of 2026. The increase was primarily attributable to a $1.0 million decrease in the net benefit of fuel surcharge collections over fuel expense, which is included in operating supplies and expenses net of fuel surcharge collections, as well as increased driver recruiting costs associated with the Company's ongoing efforts to attract qualified drivers in a competitive labor market.

Rent and purchased transportation decreased from 26.2% of revenues, before fuel surcharges, during the third quarter of 2025 to 18.5% of revenues, before fuel surcharges, during the third quarter of 2026. The decrease was primarily due to a year-over-year decrease in the percentage of miles driven by third-party owner-operators rather than Company-employed drivers, as well as an increased allocation of third-party transportation services to the Company’s brokerage and logistics operations.

Depreciation expense decreased from 21.3% of operating revenues during the third quarter of 2025 to 20.8% during the third quarter of 2026. The decrease was primarily due to the disposal of equipment during the third quarter of 2026 before replacement equipment was placed in service, resulting in a temporary reduction in the depreciable asset base.

Insurance and claims expense remained consistent at 5.4% of revenues, before fuel surcharges, during the third quarters of 2026 and 2025.

Other expenses increased from 4.7% of operating revenues during the third quarter of 2025 to 5.5% during the third quarter of 2026. The increase was primarily attributable to higher marketing and advertising expenses associated with the Company's expanded driver recruiting efforts to attract qualified drivers in a competitive labor market.

Gain on sale or disposition of assets decreased from 4.4% of revenues, before fuel surcharges, during the third quarter of 2025 to 0.3% of revenues, before fuel surcharges, during the third quarter of 2026. The decrease was primarily attributable to lower gains realized on the disposition of revenue equipment, with gains decreasing from $4.0 million during the third quarter of 2025 to $0.3 million during the third quarter of 2026. The Company disposed of approximately 170 fewer trucks during the third quarter of 2026 compared to the same period in 2025. During the third quarter of 2025, gains on dispositions were favorably impacted by the mix and carrying values of equipment sold. The equipment disposed of during the third quarter of 2025 included assets with lower carrying values, while equipment disposed of during the third quarter of 2026 generally had proceeds more closely aligned with its carrying values.

Non-operating income (expense) decreased from income representing 2.7% of revenues, before fuel surcharges, during the third quarter of 2025 to expense representing 0.4% of revenues, before fuel surcharges, during the third quarter of 2026. The decrease was primarily attributable to a $1.4 million increase in unrealized losses on the Company's marketable equity securities, from $0.2 million during the third quarter of 2025 to $1.6 million during the third quarter of 2026. Additionally, realized gains on the sale of marketable equity securities decreased by $0.9 million, from $1.6 million during the third quarter of 2025 to $0.7 million during the third quarter of 2026.

Interest expense increased from 4.8% of revenues, before fuel surcharges, during the third quarter of 2025 to 5.2% of revenues, before fuel surcharges, during the third quarter of 2026. The increase was primarily attributable to a higher weighted-average interest rate on outstanding debt, which increased from 5.19% during the third quarter of 2025 to 5.65% during the third quarter of 2026, reflecting the repayment of lower-rate debt and the issuance of new debt at higher interest rates.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, increased from 106.7% during the third quarter of 2025 to 109.1% during the third quarter of 2026.

NINE MONTHS ENDED SEPTEMBER 30, 2026 VS. NINE MONTHS ENDED SEPTEMBER 30, 2025

For the nine months ended September 30, 2026, truckload services revenue, before fuel surcharges, decreased 7.6% to $255.5 million as compared to $276.4 million for the nine months ended September 30, 2025. The decrease was primarily attributable to a 4.8% decrease in the average number of manned trucks during the period, as well as a 1.3% decline in average rate per mile, from $2.05 during the nine months ended September 30, 2025 to $2.02 during the nine months ended September 30, 2026. The impact of these factors was partially offset by a 6.9% increase in truck utilization, as measured by miles per truck per day.

Salaries, wages and benefits increased from 41.3% of revenues, before fuel surcharges, in the first nine months of 2025 to 45.1% of revenues, before fuel surcharges, during the first nine months of 2026. The percentage-based increase was primarily attributable to lower operating revenues relative to the fixed-cost components of employee compensation, as well as higher driver wages resulting from increases in driver compensation rates implemented during 2026 as part of the Company's ongoing efforts to attract and retain qualified drivers in a competitive labor market.

Operating supplies and expenses increased from 12.8% of revenues, before fuel surcharges, in the first nine months of 2025 to 13.3% of revenues, before fuel surcharges, during the first nine months of 2026. The increase was primarily attributable to a $0.5 million decrease in the net benefit of fuel surcharge collections over fuel expense, as well as increased driver recruiting costs associated with the Company's ongoing efforts to attract qualified drivers in a competitive labor market. These increases were partially offset by lower maintenance costs resulting from a decrease in the average number of trucks in service, from 2,110 during the first nine months of 2025 to 2,003 during the first nine months of 2026, as well as the continued replacement of older equipment with newer equipment. Maintenance costs decreased despite an increase of 2.9 million miles driven during the first nine months of 2026 compared to the prior-year period.

Rent and purchased transportation decreased from 27.4% of revenues, before fuel surcharges, in the first nine months of 2025 to 21.6% of revenues, before fuel surcharges, during the first nine months of 2026. The decrease was primarily due to a year-over-year decrease in the percentage of miles driven by third-party owner-operators rather than Company-employed drivers, as well as an increased allocation of third-party transportation services to the Company’s brokerage and logistics operations.

Depreciation decreased from 22.7% of revenues, before fuel surcharges, during the first nine months of 2025 to 22.0% of revenues, before fuel surcharges, during the first nine months of 2026. The decrease was primarily due to the disposal of equipment during the third quarter of 2026 before replacement equipment was placed in service, resulting in a temporary reduction in the depreciable asset base.

Insurance and claims expense increased from 5.3% of revenues, before fuel surcharges, during the first nine months of 2025 to 7.3% of revenues, before fuel surcharges, during the first nine months of 2026. The increase was primarily attributable to additional auto liability reserves recognized during 2026 related to claims in excess of the Company's insurance coverage limits. The increase was further attributable to higher mileage-based insurance premiums associated with approximately 2.8 million additional miles driven during the first nine months of 2026 compared to the prior-year period, as well as lower operating revenues relative to certain fixed components of insurance and claims expense.

Other operating expenses increased from 4.6% of revenues, before fuel surcharges, during the first nine months of 2025 to 5.9% of revenues, before fuel surcharges, during the first nine months of 2026. The increase was primarily attributable to higher marketing and advertising expenses associated with the Company's expanded driver recruiting efforts to attract qualified drivers in a competitive labor market, as well as increased legal and professional expenses associated with general operational support initiatives. Lower operating revenues also contributed to the percentage-based increase due to the fixed-cost nature of certain expenses included in this category.

Gain on sale or disposition of assets increased from 4.1% of revenues, before fuel surcharges, during the first nine months of 2025 to 6.2% of revenues, before fuel surcharges, during the first nine months of 2026. In dollar terms, gains increased from $11.4 million during the first nine months of 2025 to $16.0 million during the first nine months of 2026. The increase was primarily attributable to a $12.7 million gain recognized during the first quarter of 2026 on the sale of certain real property in Laredo, Texas, to a related party. The property, consisting of land and operating facilities previously used in the Company's trucking operations, was sold at a value determined based on an independent third-party appraisal. Excluding the gain on the sale of the Laredo property, gains on the disposition of revenue equipment decreased compared to the prior-year period. During the first nine months of 2025, gains on dispositions were favorably impacted by the mix and carrying values of equipment sold. The equipment disposed of during the first nine months of 2025 included assets with lower carrying values, while equipment disposed of during the first nine months of 2026 generally had proceeds more closely aligned with its carrying values.

Non-operating income remained relatively consistent at 2.5% of revenues, before fuel surcharges, during the first nine months of 2026 compared to 2.6% during the first nine months of 2025. Despite the relatively consistent percentage-based results, realized gains on the sale of marketable equity securities increased by $7.8 million, from $1.3 million during the first nine months of 2025 to $9.1 million during the first nine months of 2026. This increase was partially offset by a $3.9 million unfavorable change in unrealized gains and losses on the Company's marketable equity securities, from an unrealized gain of $2.5 million during the first nine months of 2025 to an unrealized loss of $1.4 million during the first nine months of 2026.

Interest expense increased from 3.1% of revenues, before fuel surcharges, during the first nine months of 2025 to 3.5% of revenues, before fuel surcharges, during the first nine months of 2026. The increase was primarily attributable to a higher weighted-average interest rate on outstanding debt, which increased from 5.11% during the first nine months of 2025 to 5.54% during the first nine months of 2026, reflecting the repayment of lower-rate debt and the issuance of new debt at higher interest rates. Lower operating revenues during the first nine months of 2026 also contributed to the increase in interest expense as a percentage of revenue.

The truckload services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 110.1% for the first nine months of 2025 to 108.9% for the first nine months of 2026.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(percentages)

Operating revenues, before fuel surcharge	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	4.8	5.6	5.0	5.6
Rent and purchased transportation	84.3	90.2	86.3	89.4
Other	3.5	3.3	3.6	3.6
Total operating expenses	92.6	99.1	94.9	98.6
Operating income	7.4	0.9	5.1	1.4
Non-operating income	(0.5)	0.1	2.0	0.1
Interest expense	(0.3)	(0.2)	(0.4)	(0.3)
Income before income taxes	6.6	0.8	6.7	1.2

THREE MONTHS ENDED SEPTEMBER 30, 2026 VS. THREE MONTHS ENDED SEPTEMBER 30, 2025

During the third quarter of 2026, logistics and brokerage services revenue, before fuel surcharges, increased 7.3% to $44.8 million as compared to $41.8 million during the third quarter of 2025. The increase was primarily attributable to a 23.8% increase in average revenue per load compared to the prior-year period, reflecting higher transportation rates associated with changing market conditions and available carrier capacity. This increase was partially offset by a decrease in the number of brokered loads during the third quarter of 2026 compared to the third quarter of 2025.

Rents and purchased transportation decreased from 90.2% of revenues, before fuel surcharges, during the third quarter of 2025 to 84.3% of revenues, before fuel surcharges, during the third quarter of 2026. The decrease was primarily attributable to an improved spread between customer rates and third-party carrier costs, reflecting favorable pricing dynamics amid changing market conditions.

The logistics and brokerage services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 99.1% during the third quarter of 2025 to 92.6% during the third quarter of 2026.

NINE MONTHS ENDED SEPTEMBER 30, 2026 VS. NINE MONTHS ENDED SEPTEMBER 30, 2025

During the first nine months of 2026, brokerage and logistics services revenue, before fuel surcharges, increased 10.2% to $140.0 million as compared to $127.0 million during the first nine months of 2025. The increase was primarily attributable to a 7.3% increase in average revenue per load compared to the prior-year period, reflecting higher transportation rates associated with changing market conditions and available carrier capacity. The increase was further supported by a 2.7% increase in the number of brokered loads during the first nine months of 2026 compared to the prior-year period.

Rent and purchased transportation decreased from 89.4% of revenues, before fuel surcharges, during the first nine months of 2025 to 86.3% of revenues, before fuel surcharges, during the first nine months of 2026. The decrease was primarily attributable to an improved spread between customer rates and third-party carrier costs, reflecting favorable pricing dynamics amid changing market conditions.

The brokerage and logistics services division operating ratio, which measures the ratio of operating expenses, net of fuel surcharges, to operating revenues, before fuel surcharges, decreased from 98.6% during the first nine months of 2025 to 94.9% during the first nine months of 2026.

RESULTS OF OPERATIONS – COMBINED SERVICES

THREE MONTHS ENDED SEPTEMBER 30, 2026 VS. THREE MONTHS ENDED SEPTEMBER 30, 2025

Net loss for all divisions was approximately $8.1 million, or 5.9% in excess of revenues, before fuel surcharges, for the third quarter of 2026 as compared to net loss of $5.6 million, or 4.2% in excess of revenues, before fuel surcharges, for the third quarter of 2025. The decrease in net income resulted in diluted loss per share of $0.38 for the third quarter of 2026 as compared to diluted loss per share of $0.27 for the third quarter of 2025.

NINE MONTHS ENDED SEPTEMBER 30, 2026 VS. NINE MONTHS ENDED SEPTEMBER 30, 2025

For the first nine months of 2026, net loss for all divisions was approximately $15.5 million, or 3.9% in excess of revenues, before fuel surcharges as compared to net loss of $23.4 million, or 5.8% in excess of revenues, before fuel surcharges for the first nine months of 2025. The decrease in net loss resulted in a diluted loss per share of $0.74 for the first nine months of 2026 as compared to diluted loss per share of $1.10 for the first nine months of 2025.

LIQUIDITY AND CAPITAL RESOURCES

Our business has required, and will continue to require, a significant investment in new revenue equipment. Our primary sources of liquidity have been funds provided by operations, proceeds from the sales of revenue equipment, borrowings under our lines of credit, installment notes, investment margin account, and issuances of equity securities.

During the first nine months of 2026, we used $17.7 million in cash from operating activities. Investing activities generated $55.5 million in cash in the first nine months of 2026. Financing activities used $67.6 million in cash in the first nine months of 2026.

Our primary use of funds is for the purchase of revenue equipment. We typically use installment notes with fixed interest rates and terms ranging from 60 to 84 months, our existing line of credit on an interim basis, proceeds from the sale or trade of equipment, and cash flows from operations to finance capital expenditures and repay long-term debt. During the first nine months of 2026, we utilized cash on hand and long-term debt to finance purchases of revenue equipment and other assets of approximately $21.9 million. In addition, we acquired approximately $56.7 million of revenue equipment through vendor-direct financing arrangements during the first nine months of 2026. This non-cash financing arrangement provides an additional source of liquidity for acquiring new equipment but does not result in cash inflows or outflows and, accordingly, is not reflected in the consolidated statement of cash flows.

During the remainder of 2026, we expect to purchase approximately 176 new trucks and 350 new trailers while continuing to sell or trade older equipment. We anticipate financing the purchase of new trucks primarily through vendor-direct financing arrangements, while utilizing cash on hand, proceeds from equipment dispositions, and other available financing sources to fund trailer purchases. Based on these anticipated transactions, we expect net cash capital expenditures of approximately $0.6 million during the remainder of 2026.

We currently intend to retain our future earnings to finance our growth and do not anticipate paying cash dividends in the foreseeable future. However, we may from time to time repurchase shares of our outstanding common stock, subject to economic and market conditions, available cash flows and other factors.

During the first nine months of 2026, we maintained a revolving line of credit with a borrowing limit of $60.0 million. Under this credit facility, amounts outstanding under the line bear interest at Term SOFR plus 3.35% (7.03% at September 30, 2026), are secured by our trade accounts receivable and mature on July 1, 2027. The credit facility also establishes an “unused fee” of 0.25% if average borrowings are less than $18.0 million. At September 30, 2026, we had no outstanding borrowings against the line of credit and approximately $0.2 million of outstanding letters of credit, with availability to borrow $59.8 million.

Trade accounts receivable increased by approximately $27.1 million from $66.9 million as of December 31, 2025 to $94.0 million as of September 30, 2026. The increase was primarily attributable to higher freight revenue invoiced during the latter part of the third quarter of 2026, as increased freight volumes and rates resulted in higher revenue activity compared to the fourth quarter of 2025. The timing of cash collections on the increased revenue invoiced during the latter part of the third quarter resulted in a greater amount of trade accounts receivable remaining outstanding as of September 30, 2026 compared to December 31, 2025.

Prepaid expenses and deposits decreased from $9.8 million at December 31, 2025 to $9.0 million at September 30, 2026. The decrease relates to the normal amortization of items prepaid as of December 31, 2025.

Our marketable equity securities portfolio decreased $11.7 million during the first nine months of 2026, from $48.5 million at December 31, 2025 to $36.8 million at September 30, 2026. The decrease was primarily attributed to the sale of marketable equity securities approximating $19.4 million, offset by a $7.7 million increase in the fair value of the portfolio during the first nine months of 2026. At September 30, 2026, the remaining marketable equity securities have a combined cost basis of approximately $17.9 million and a combined fair market value of approximately $36.8 million.

Property and equipment decreased from $792.4 million at December 31, 2025 to $746.1 million at September 30, 2026. The decrease was primarily due to the disposition of aging trucks and trailers, as well as the sale of certain real property located in Laredo, Texas to a related party, which had a cost basis of $11.4 million, during the first quarter of 2026. These decreases were partially offset by purchases of new trucks and trailers during the first nine months of 2026.

Accounts payable decreased from $32.8 million as of December 31, 2025 to $26.9 million as of September 30, 2026. The decrease was primarily due to the payment of invoices during the first nine months of 2026 related to revenue equipment purchases outstanding at December 31, 2025.

Accrued expenses and other liabilities decreased from $41.1 million as of December 31, 2025 to $26.8 million as of September 30, 2026. The decrease was primarily attributable to payments made during the first nine months of 2026 related to a previously disclosed auto liability claim. The balance as of December 31, 2025 included a $26.5 million liability the Company recorded for the claim in the fourth quarter of 2025. During the first nine months of 2026, the Company paid $18.0 million of the liability, resulting in a remaining liability of $8.5 million as of September 30, 2026. The decrease was partially offset by increases in other accrued expenses, primarily related to the timing of payroll and other period-end accruals.

Long-term debt and current maturities of long-term debt are reviewed on an aggregate basis, as the classification of amounts in each category are typically affected merely by the passage of time. Long-term debt and current maturities of long-term debt, on an aggregate basis, decreased from $333.9 million at December 31, 2025, to $323.1 million at September 30, 2026. The net decrease was primarily attributable to scheduled principal payments on existing revenue equipment, balloon payments related to revenue equipment taken out of service as part of trade-in transactions with certain equipment manufacturers, and the repayment of approximately $6.0 million of debt associated with the sale of certain real property in Laredo, Texas, to a related party during the first quarter of 2026. These decreases were partially offset by new financing arrangements for revenue equipment totaling $56.7 million during the first nine months of 2026.

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

Equity Price Risk

We hold certain actively traded marketable equity securities, which subjects the Company to fluctuations in the fair market value of its investment portfolio based on the current market price of such securities. The recorded value of marketable equity securities decreased to $36.8 million at September 30, 2026 from $48.5 million at December 31, 2025. A 10% decrease in the market price of our marketable equity securities would cause a corresponding 10% decrease in the carrying amounts of these securities, or approximately $3.7 million. For additional information with respect to the marketable equity securities, see Note D to our condensed consolidated financial statements.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Equity Securities

The Company’s stock repurchase program has been extended and expanded several times, most recently in July 2023, when the Board of Directors reauthorized 500,000 shares of common stock for repurchase under the initial September 2011 authorization. Since the reauthorization, the Company has repurchased 44,224 shares of its common stock under this repurchase program.

The following table summarizes the Company’s common stock repurchases during the third quarter of 2026. No shares were purchased during the quarter other than through this program, and all purchases were made by or on behalf of the Company and not by any “affiliated purchaser.”

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1-31, 2026	-	-	-	469,444
August 1-31, 2026	1,067	$11.94	1,067	468,377
September 1-30, 2026	12,601	$12.44	12,601	455,776
Total	13,668	$12.40	13,668

(1)	The Company’s stock repurchase program does not have an expiration date.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

PAMT CORP

Dated: November 6, 2026	By: /s/ Lance K. Stewart
Lance K. Stewart
President and Chief Executive Officer
(principal executive officer)

Dated: November 6, 2026	By: /s/ Daniel C. Kleine
Daniel C. Kleine
Sr. Vice-President-Finance, Chief Financial Officer and Treasurer
(principal accounting and financial officer)